Form 10-Q
period 1997-09-30
TARRAGON REALTY INVESTORS INC
filed 1997-11-14
CIK 1038217

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1997
                                               ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from                 to            .
                                             ---------------    ----------

                          Commission File Number 0-8003

                         TARRAGON REALTY INVESTORS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Nevada                                        94-2432628
---------------------------------------------               ------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
            or organization)                                Identification No.)


                  3100 Monticello, Suite 200, Dallas, TX 75205
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (214) 599-2200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

 Common Stock, $.01 par value                        1,319,863
-----------------------------               ----------------------------------
         (Class)                            (Outstanding at November 3,  1997)

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements for the period ended September 30, 1997, have not been audited by independent certified public accountants, but, in the opinion of the management of Tarragon Realty Investors, Inc. (the "Company"), all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company's consolidated financial position, consolidated results of operations, and consolidated cash flows at the dates and for the periods indicated have been included.

                         TARRAGON REALTY INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                   September 30,  November 30,
                                                                                   -------------  ------------
                                                                                       1997          1996
                               Assets                                                  ----          ----
                               ------
Real estate held for sale (net of accumulated depreciation
  of $1,483 in 1997) .........................................................       $ 4,319       $   241
Less - allowance for estimated losses ........................................          (241)         (241)
                                                                                     -------       -------
                                                                                       4,078          --
Real estate held for investment (net of accumulated
  depreciation of $4,763 in 1997 and $5,575 in 1996) .........................        28,154        22,248
Investments in and advances to partnerships ..................................         1,384         1,365
Cash and cash equivalents ....................................................           276         2,684
Restricted cash ..............................................................           652           479
Other assets, net ............................................................         1,708         1,981
                                                                                     -------       -------
                                                                                     $36,252       $28,757
                                                                                     =======       =======
              Liabilities and Stockholders' Equity
              ------------------------------------
Liabilities
Notes, debentures, and interest payable ......................................       $23,394       $17,516
Other liabilities ............................................................         2,579         1,372
                                                                                     -------       -------
                                                                                      25,973        18,888
Commitments and contingencies ................................................
Minority interest ............................................................           412           --
Stockholders' equity
Common stock, $.01 par value; authorized shares, 20,000,000; shares issued and outstanding, 1,321,346 in 1997 and 1,344,576 in 1996 (after deducting
  26,641 in 1997 and 3,411 in 1996 held in treasury) .........................            13            13
Paid-in capital ..............................................................        45,732        45,941
Accumulated distributions in excess of
  accumulated earnings .......................................................       (35,878)      (36,085)
                                                                                     -------       -------
                                                                                       9,867         9,869
                                                                                     -------       -------
                                                                                     $36,252       $28,757
                                                                                     =======       =======

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                         TARRAGON REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                  For the Four Months               For the Ten Months
                                                  Ended September 30,               Ended September 30,
                                              ---------------------------       ---------------------------
                                                 1997             1996             1997             1996
                                              ----------       ----------       ----------       ----------
Revenue
  Rentals .............................       $    3,142       $    3,256       $    7,653       $    7,912
  Interest ............................               26               33              150              111
  Equity in income (loss) of
    partnerships ......................               26               (9)             (29)              23
                                              ----------       ----------       ----------       ----------
                                                   3,194            3,280            7,774            8,046


Expenses
  Property operations .................            2,056            2,214            4,608            4,958
  Interest ............................              675              682            1,657            1,622
  Depreciation ........................              244              321              671              755
  Advisory fees to affiliate ..........               60               42              202              187
  General and administrative ..........              184              161              425              386
                                              ----------       ----------       ----------       ----------
                                                   3,219            3,420            7,563            7,908
                                              ----------       ----------       ----------       ----------

Income (loss) before minority interest,
  (loss) on sale of real estate, and
   extraordinary gain .................              (25)            (140)             211              138
Minority interest in (income) loss
  of consolidated partnership .........                3             --                 (4)            --
(Loss) on sale of real estate .........             --               --               --               (171)
                                              ----------       ----------       ----------       ----------
Income (loss) from continuing
  operations ..........................              (22)            (140)             207              (33)
Extraordinary gain ....................             --               --               --                253
                                              ----------       ----------       ----------       ----------
Net income (loss) .....................       $      (22)      $     (140)      $      207       $      220
                                              ==========       ==========       ==========       ==========
Earnings per share
Income (loss) from continuing
  operations ..........................       $     (.02)      $     (.10)      $      .15       $     (.02)
Extraordinary gain ....................             --               --               --                .18
                                              ----------       ----------       ----------       ----------
Net income (loss) .....................       $     (.02)      $     (.10)      $      .15       $      .16
                                              ==========       ==========       ==========       ==========
Weighted average shares of
  common stock used in
  computing earnings per share ........        1,326,135        1,346,989        1,336,009        1,356,712
                                              ==========       ==========       ==========       ==========




              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                         TARRAGON REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)



                                                       For the Month Ended   For the Month Ended
                                                       -------------------   -------------------
                                                          June 30, 1997       December 31, 1996
                                                       -------------------   -------------------
Revenue
   Rentals................................                 $       760          $         708
   Interest...............................                           5                     16
   Equity in income (loss) of
     partnerships.........................                          13                    (24)
                                                           -----------          -------------
                                                                   778                    700

Expenses
   Property operations....................                         503                    427
   Interest...............................                         166                    157
   Depreciation...........................                          57                     79
   Advisory fees to affiliate.............                          12                     13
   General and administrative.............                          48                     40
                                                           -----------          -------------
                                                                   786                    716
                                                           -----------          -------------
(Loss) before minority interest...........                          (8)                   (16)
Minority interest in income
   of consolidated partnership............                         -                       (3)
                                                           -----------          -------------
Net (loss)................................                 $        (8)         $         (19)
                                                           ===========          =============

Earnings per share

Net (loss)................................                  $     (.01)         $        (.01)
                                                           ===========          =============

Weighted average shares of
   common stock used in
   computing earnings per share...........                   1,331,363              1,344,190
                                                           ===========          =============










              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                         TARRAGON REALTY INVESTORS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)



                                                                                      Accumulated
                                                                                     Distributions
                                           Common Stock                               in Excess of
                                      ---------------------          Paid-in          Accumulated        Stockholders'
                                        Shares      Amount           Capital           Earnings             Equity
                                      ---------    --------         ---------         ----------           --------

Balance, November 30,
     1996.......................      1,344,576    $     13         $  45,941         $  (36,085)          $  9,869

Repurchase of common
     stock.....................         (23,230)        --               (209)              --                 (209)

Net income.....................           --            --                 --                207                207
                                      ---------    --------         ---------         ----------           --------

Balance, September 30,
     1997......................       1,321,346    $     13         $  45,732         $  (35,878)          $  9,867
                                      =========    ========         =========         ==========           ========























              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                         TARRAGON REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                         For the Ten Months
                                                         Ended September 30,
                                                     -----------------------------
                                                        1997             1996
                                                     ----------       ------------
Cash Flows from Operating Activities
  Rentals collected ..........................       $    7,513       $      7,882
  Interest collected .........................              135                111
  Interest paid ..............................           (1,586)            (1,507)
  Payments for property operations ...........           (4,602)            (4,668)
  General and administrative expenses paid ...             (432)              (292)
  Advisory fees paid to affiliate ............             (137)              (238)
  Organizational costs paid ..................             (120)             --
  Deferred financing costs paid ..............              (72)             --
                                                     ----------       ------------
     Net cash provided by operating activities              699              1,288


Cash Flows from Investing Activities
  Acquisition of real estate .................           (1,971)            (1,763)
  Proceeds from the sale of real estate ......             --                   66
  Earnest money deposit received .............             --                  250
  Earnest money deposits (paid) refunded .....               50               (636)
  Real estate improvements ...................             (984)              (651)
  Collections of notes receivable ............              691                  8
  Acquisition of partnership interests .......             --                 (818)
  Distributions from partnership .............               38               --
  Advances to partnership ....................             (658)              --
  Contribution from minority partner of
    consolidated partnership .................               25               --
                                                     ----------       ------------
     Net cash (used in) investing activities .           (2,809)            (3,544)

Cash Flows from Financing Activities
  Proceeds from borrowings ...................            2,050               --
  Payments of notes payable ..................           (2,521)              (307)
  Advances from affiliates ...................              636                260
  Replacement reserve receipts (deposits), net             (254)                64
  Common stock repurchases ...................             (209)              (229)
                                                     ----------       ------------
     Net cash (used in) financing activities .             (298)              (212)
                                                     ----------       ------------

Net (decrease) in cash and cash equivalents ..           (2,408)            (2,468)
Cash and cash equivalents, beginning of period            2,684              2,847
                                                     ----------       ------------
Cash and cash equivalents, end of period .....       $      276       $        379
                                                     ==========       ============


              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                         TARRAGON REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in thousands)
                                   (Unaudited)

                                                                            For the Ten Months
                                                                            Ended September 30,
                                                                           --------------------
                                                                            1997         1996
                                                                           ------       ------
Reconciliation of net income to net cash provided by
  operating activities
  Net income .......................................................       $  207       $  220
  Extraordinary gain ...............................................         --           (253)
  Loss on sale of real estate ......................................         --            171
  Minority interest  in income of consolidated partnership .........            4         --
  Depreciation and amortization ....................................          828          853
  Equity in (income) loss of partnerships ..........................           29          (23)
  Changes in other assets and liabilities, net of effects
      of noncash investing and financing activities
         (Increase) in other assets ................................         (312)        (406)
         Increase (decrease)  in other liabilities .................          (66)         670
         Decrease in interest receivable ...........................            5         --
         Increase in interest payable ..............................            4           56
                                                                           ------       ------
  Net cash provided by operating activities ........................       $  699       $1,288
                                                                           ======       ======

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Changes in assets and liabilities in connection
  with the purchase of real estate
     Real estate ...................................................       $9,722       $4,344
     Advances to partnership .......................................         (572)        --
     Other assets ..................................................          153           39
     Notes and interest payable ....................................       (6,270)      (2,510)
     Other liabilities .............................................         (679)        (110)
     Minority interest .............................................         (383)        --
                                                                           ------       ------
         Cash paid .................................................       $1,971       $1,763
                                                                           ======       ======


Assets disposed of and liabilities released in connection
  with the sale of real estate
     Real estate ...................................................       $ --         $5,337
     Other assets ..................................................         --            156
     Notes and interest payable ....................................         --         (5,362)
     Other liabilities .............................................         --           (147)
     Loss on sale ..................................................         --           (171)
     Extraordinary gain ............................................         --            253
                                                                           ------       ------
        Cash received ..............................................       $ --         $   66
                                                                           ======       ======

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                         TARRAGON REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)



                                                          For the Month Ended  For the Month Ended
                                                          -------------------  -------------------
                                                            June 30, 1997      December 31, 1996
                                                          -------------------  -------------------
Cash Flows from Operating Activities
  Rentals collected ..................................       $       722       $         709
  Interest collected .................................                 3                  19
  Interest paid ......................................              (195)               (186)
  Payments for property operations ...................              (569)               (667)
  General and administrative expenses paid ...........               (66)                (31)
  Advisory fees paid to affiliate ....................               (28)                --
  Organizational costs paid ..........................               (14)                --
  Deferred financing costs paid ......................               (37)                 (3)
                                                             -----------       -------------
    Net cash (used in) operating activities ..........              (184)               (159)

Cash Flows from Investing Activities
  Acquisition of real estate .........................              --                    (5)
  Earnest money deposits paid ........................               (14)              --
  Real estate improvements ...........................              (110)                (92)
  Collections of notes receivable ....................                 1                 685
  Advances to partnership ............................               (38)                (40)
                                                             -----------       -------------
    Net cash provided by (used in) investing
      activities .....................................              (161)                548

Cash Flows from Financing Activities
  Payments of notes payable ..........................               (32)                (34)
  Replacement reserve receipts (deposits), net......                  20                 (17)
  Common stock repurchases ...........................                (1)             --
                                                             -----------       -------------
    Net cash (used in) financing activities ..........               (13)                (51)
                                                             -----------       -------------

Net increase (decrease) in cash and cash
    equivalents ......................................              (358)                338

Cash and cash equivalents, beginning of period .......             1,876               2,684
                                                             -----------       -------------
Cash and cash equivalents, end of period .............       $     1,518       $       3,022
                                                             ===========       =============






              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                         TARRAGON REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in thousands)
                                   (Unaudited)



                                                                       For the Month Ended     For the Month Ended
                                                                       -------------------     -------------------
                                                                         June 30, 1997          December 31, 1996
                                                                       -------------------     -------------------
Reconciliation of net (loss) to net cash (used in)
   operating activities
   Net (loss) ......................................................       $  (8)                  $   (19)
   Minority interest in income of
     consolidated partnership ......................................        --                           3
   Equity in (income) loss  of partnerships ........................         (13)                       24
   Depreciation and amortization ...................................          67                        89
   Changes in other assets and liabilities, net of
     effects of noncash investing activity
         (Increase) decrease in other assets .......................        (175)                        5
         (Decrease) in other liabilities ...........................         (20)                     (231)
         Decrease in interest receivable ...........................        --                           5
         (Decrease) in interest payable ............................         (35)                      (35)
                                                                           -----                   -------
Net cash (used in) operating activities ............................       $(184)                  $  (159)
                                                                           =====                   =======


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Changes in assets and liabilities in connection
   with the purchase of real estate
     Real estate ...................................................       $--                     $ 3,973
     Advances to partnership .......................................        --                        (572)
     Other assets ..................................................        --                         (18)
     Notes and interest payable ....................................        --                      (2,995)
     Minority interest .............................................        --                        (383)
                                                                           -----                   -------
         Cash paid .................................................       $--                     $     5
                                                                           =====                   =======











              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the ten month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996.

Earnings per share have been computed based on the weighted average number of shares of common stock outstanding for the four and ten month periods ended September 30, 1997 and 1996. Certain 1996 balances have been reclassified to conform to the 1997 presentation.

At the annual meeting of shareholders held on July 10, 1997, the shareholders of Vinland Property Trust (the "Trust"), predecessor to the Company, approved a proposal to convert the Trust from a California business trust into a Nevada corporation. The conversion was accomplished by incorporating the Trust as a California corporation and merging it into the Company, which was a wholly-owned subsidiary of the Trust, with the Company as the surviving entity. While the Trust had a November 30 fiscal year end, the Company has a December 31 fiscal year end. Accordingly, the accompanying Consolidated Financial Statements include Statements of Operations and Statements of Cash Flows for the four and ten month periods ended September 30, 1997, and the one month periods ended June 30, 1997, and December 31, 1996. The one month period ended December 31, 1996, represents the transition period.

NOTE 2.  REAL ESTATE

In March 1997, after receiving an offer to purchase One Turtle Creek Office Complex, the Company initiated a formal marketing program to sell this property and reclassified it to real estate held for sale. Accordingly, the Company ceased depreciation of this property in March 1997.

In September and October 1996, the Company advanced $572,000 to 18607 Ventura Associates, Ltd. (the "Partnership"), which purchased Tarzana Towne Plaza (the "Property"), a 37,000 square foot combination office/retail/medical building located in Tarzana, California, in October 1996. This acquisition was financed with a $3.0 million first mortgage loan. In December 1996, the Company converted its advances to a 1% general partner interest and a 59% limited partner interest in the Partnership. As the Company holds a controlling interest in the Partnership, the operations of the Property have been consolidated. In connection with the transaction, the Company paid an acquisition fee of $21,630 to Tarragon Realty Advisors, Inc. ("Tarragon"), the Company's advisor since March 1, 1994. Minority interest in the accompanying September 30, 1997, consolidated balance sheet represents the minority partner's interest in the underlying net assets of the Partnership.

In January 1997, the Company purchased The Brooks Apartments, a 104-unit property located in Addison, Texas, for $2.2 million. The Company assumed an existing mortgage loan of $1.3 million and paid cash of $909,000 at closing. In connection with this transaction, the Company paid Tarragon an acquisition fee of $22,000.

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 2.  REAL ESTATE  (Continued)

In August 1997, the Company purchased Park 20 West Office Park, a 69,066 square foot property located in Tallahassee, Florida, for $3.5 million. A portion of the purchase price was financed through a $648,000 loan to the Company from Tarragon which bore interest at prime plus 1% per annum and was repaid in October 1997. See NOTE 5. "ADVANCES FROM AFFILIATES." Also, in connection with the acquisition, the Company assumed an existing first mortgage loan of $1.9 million and paid cash of $1 million. The Company paid Tarragon an acquisition fee of $34,550 in connection with this transaction.

NOTE 3.  NOTES RECEIVABLE

In December 1996, the Company received $600,000 as payment in full of the Swiss Village note receivable which had matured in November 1996.

NOTE 4.  INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

Investments in partnerships, accounted for under the equity method, include the Company's investments in a partnership and a limited liability company ("LLC"), as described below. In December 1995, the Company acquired a 20% general partner interest and an effective 37% limited partner interest in Larchmont Associates Limited Partnership for a cash investment of $418,000. The partnership owns Larchmont West Apartments, a 504-unit complex in Toledo, Ohio, which collateralizes nonrecourse mortgage debt of $5.5 million.

In consideration of a $400,000 cash capital contribution, in June 1996, the Company acquired an effective 25% nonmanaging member interest in Kearny Wrap LLC, which owns a $21.7 million wraparound mortgage loan secured by a 1 million square foot distribution facility net leased to the United States Postal Service located in Kearny, New Jersey. The note bears interest at 6% per annum and matures in 2013. The $16.9 million underlying first mortgage loan bears interest at 6% per annum and matures in 1998.

Advances to partnerships included in the accompanying November 30, 1996, consolidated balance sheet represent $572,000 advanced during 1996 to 18607 Ventura Associates, Ltd., in which the Company acquired a 60% interest in December 1996. See NOTE 2. "REAL ESTATE."

NOTE 5.  ADVANCES FROM AFFILIATES

Advances from affiliates at September 30, 1997, include the $648,000 loan from Tarragon in connection with the Park 20 West Office Park acquisition described in NOTE 2. "REAL ESTATE." They also include non-interest bearing advances of $110,000 and $526,000 from Lucy Friedman, 50% stockholder of Tarragon and a principal stockholder of the Company, and Tarragon, respectively. Such advances were made to the Company on a short-term basis and were repaid in October 1997. Advances from affiliates are presented with "Other liabilities" in the accompanying September 30, 1997, Consolidated Balance Sheet.

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 6.  NOTES PAYABLE

In July 1997, the Company closed a first mortgage loan of $2.1 million secured by Collegewood Apartments. At closing, the $2.1 million existing mortgage was paid off, and the Company paid cash of $260,000 to establish an escrow for property improvements. In connection with this financing, the Company paid Tarragon a fee of $20,500.

NOTE 7.  INCOME TAXES

No provision has been made for federal income taxes because the Company's management believes the Company has qualified as a Real Estate Investment Trust, as defined in Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and expects that it will continue to do so.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

The Company is a party to various claims and routine litigation arising in the ordinary course of business. Management of the Company does not believe that the results of these claims and litigation, individually or in the aggregate, will have a material adverse effect on its business or financial position.

NOTE 9.  SUBSEQUENT EVENT

In October 1997, the Company obtained first mortgage financing in the amount of $1.7 million secured by Briarwest Shopping Center, which had been unencumbered since the previous mortgage was paid off in February 1997. After establishing an escrow for taxes and insurance and paying closing costs, the Company received net cash proceeds of $1.6 million. A financing fee of $17,000 was paid to Tarragon in connection with this transaction.


















                     [This space intentionally left blank.]

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes thereto.

Introduction

Tarragon Realty Investors, Inc., (the "Company") was organized on July 18, 1973, as a nationwide real estate investment trust to invest in multifamily and commercial properties. The Company commenced operations on April 2, 1974.

The Company's real estate at September 30, 1997, consisted of 14 properties, including nine apartment complexes, one shopping center, one combination office building and shopping center, one combination office/retail/medical building, one office park, and one farm and luxury residence. All of the Company's real estate, except four properties, is encumbered by mortgages.

The Company's management continues to focus on the capital appreciation of the Company's existing portfolio and the search for additional investments. Management's first priority is to invest surplus funds in needed improvements to the current real estate portfolio. The Company intends to use additional funds, generated from property operations, sales, and refinancings, to make selective acquisitions, both residential and commercial, with a preference for properties in the same geographical regions of the United States in which the Company currently operates. However, because of various real estate industry conditions, including competing entities and the overall volatility of the real estate market, there is no assurance that the Company will be able to continue to increase the size of its portfolio.

Liquidity and Capital Resources

Cash and cash equivalents totaled $276,000 at September 30, 1997, as compared to $2.7 million at November 30, 1996. The Company's principal sources of cash have been property operations, collections of notes receivable, and refinancing proceeds. Management believes that cash on hand along with funds provided by property operations and anticipated external sources, such as property sales and refinancings, is sufficient to fund any needed property maintenance and capital improvements as well as meet the Company's debt service obligations.

In December 1996, the Company received $600,000 as payment in full of the Swiss Village note receivable which had matured in November 1996. The Company expects collections of notes receivable to decline as existing mortgage loans are paid off and does not anticipate funding additional loans in the future except in connection with property sales.

In December 1996, the Company acquired Tarzana Towne Plaza, a 37,000 square foot combination office/retail/ medical building located in Tarzana, California, through the acquisition of a controlling interest in 18607 Ventura Associates, Ltd., the partnership which owns the property. The Company had advanced $572,000 to the partnership during 1996. These advances were converted to a 1% general partner interest and a 59% limited partner interest in the partnership in December 1996.

During 1997, the Company purchased two properties for an aggregate purchase price of $5.8 million, the cash portion of which was $2 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

The Company made capital improvements totaling $984,000 to its properties during the ten months ended September 30, 1997, compared to $651,000 during the corresponding period of 1996, and anticipates an additional $230,000 will be incurred during the remainder of 1997.

During the ten months ended September 30, 1997, the Company made advances totaling $658,000 to Larchmont Associates Limited Partnership, in which the Company holds an effective 57% interest, largely to fund capital improvements and operations of Larchmont West Apartments, the partnership's sole property. The Company expects such advances to continue during the fourth quarter of 1997 and first half of 1998. Advances are subject to repayment with simple interest at 18% prior to any other distributions to the partners.

In July 1997, the Company obtained first mortgage financing of $2.1 million secured by Collegewood Apartments. At closing, the existing mortgage of $2.1 million was paid off, and the Company paid cash of $260,000 to establish an escrow for property repairs. The Company made other principal payments on notes payable of $471,000 during the ten months ended September 30, 1997.
Principal payments of $117,000 are due during the remainder of 1997.

The Company received advances from affiliates totaling $636,000 during the third quarter of 1997. Such advances were made on a short-term basis and were repaid in October 1997. See NOTE 5. "ADVANCES FROM AFFILIATES" in the Notes to Consolidated Financial Statements.

In December 1995, the Company's Board of Directors authorized the Company to repurchase up to 139,200 of its shares of common stock in open market and negotiated transactions, of which 26,641 had been purchased through September 30, 1997. During the ten months ended September 30, 1997, the Company repurchased 23,230 shares in open market transactions at a total cost of $209,000.

After the end of the third quarter, the Company obtained a first mortgage loan of $1.7 million secured by Briarwest Shopping Center, receiving net cash proceeds of $1.6 million.

Results of Operations

For the four and ten month periods ended September 30, 1997, the Company reported a net loss of $22,000 and net income of $207,000, respectively, compared to a net loss of $140,000 and net income of $220,000 for the corresponding periods in 1996. The underlying components of the change in results of operations are discussed in the following paragraphs.

The Company sold Polynesia Village Apartments ("Polynesia") in October 1996 and realized a gain of $844,000. The loss of the operations of Polynesia caused a reduction in net operating results for the four and ten month periods ended September 30, 1997, of $125,000 and $318,000, respectively, compared to the corresponding periods in 1996. This reduction was partially mitigated by the contribution to net operating results from the properties acquired during 1996 and 1997.

Upon reclassifying One Turtle Creek Office Complex to real estate held for sale in March 1997, the Company ceased depreciation on this property, resulting in decreases in depreciation expense for the four and ten month periods ended September 30, 1997, of $130,000 and $230,000, respectively, compared to the corresponding periods in 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

During the first half of fiscal 1996, the Trust recorded a loss on the sale of real estate of $171,000 and an extraordinary gain of $253,000 both related to the sale of the Villas at Central Park Apartments in January 1996.

The primary reason the Company reported net losses for the four month periods ended September 30, 1997 and 1996, but net income for the ten month periods ended September 30, 1997 and 1996, is that the Company incurs greater costs related to property replacements during the summer months than in the earlier months of the year. Replacement expenses are expected to be lighter in the fourth quarter of 1997 than those incurred in the four months ended September 30, 1997.

Allowance for Estimated Losses and Provisions for Losses

The Company's management, on a quarterly basis, reviews the carrying values of the Company's mortgage loans and properties held for sale. Generally accepted accounting principles require that the carrying value of a mortgage loan or a property held for sale cannot exceed the lower of its cost or its estimated fair value less estimated costs to sell. In those instances in which estimates of fair value less estimated selling costs of the collateral securing the Company's mortgage loans or properties held for sale are less than the carrying values thereof at the time of evaluation, an allowance for loss is provided by a charge against operations. The evaluation of the carrying values of the mortgage loans is based on management's review and evaluation of the collateral properties securing the mortgage loans. The review of collateral properties and properties held for sale generally includes selective site inspections, a review of the property's current rents compared to market rents, a review of the property's expenses, a review of maintenance requirements, discussions with the manager of the property, and a review of the surrounding area. Future quarterly reviews could cause the Company's management to adjust current estimates of fair value.

The Company's management also evaluates the Company's properties held for investment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. This evaluation generally consists of a review of the property's cash flow and current and projected market conditions, as well as any changes in general and local economic conditions. If an impairment loss exists based on the results of this review, a loss is recognized by a charge against current earnings and a corresponding reduction in the respective asset's carrying value. The amount of this impairment loss is equal to the amount by which the carrying value of the property exceeds its estimated fair value.

Income Tax Aspects

The Company has elected and, in the opinion of the Company's management, qualified to be treated as a Real Estate Investment Trust ("REIT"), as defined under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). The Code requires a REIT to distribute at least 95% of its REIT taxable income plus 95% of its net income from foreclosure property, as defined in Section 857 of the Code, to its shareholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Environmental Matters

Under various federal, state, and local environmental laws, ordinances, and regulations, the Company may be potentially liable for removal or remediation costs, as well as certain other potential costs (including governmental fines and injuries to persons and property) relating to hazardous or toxic substances where property-level managers have arranged for the removal, disposal, or treatment of hazardous or toxic substances. In addition, certain environmental laws impose liability for release of asbestos-containing materials into the air, and third parties may seek recovery from the Company for personal injury associated with such materials.

The Company's management is not aware of any environmental liability relating to the above matters that would have a material adverse effect on the Company's business, assets, or results of operations.

Funds From Operations

The following information should be read in conjunction with all of the financial statements and notes thereto and with the discussion set forth in "Liquidity and Capital Resources" and "Results of Operations" included elsewhere in this report.

Funds from operations ("FFO") for the four and ten month periods ended September 30, 1997 and 1996, are as follows (unaudited) (dollars in thousands):

                                              For the Four Months        For the Ten Months
                                              Ended September 30,        Ended September 30,
                                              ------------------        --------------------
                                              1997         1996          1997           1996
                                              -----        -----        -------        -----
Net income (loss) .....................       $ (22)       $(140)       $   207        $ 220
Extraordinary gain ....................        --           --             --           (253)
Loss on sale of real estate ...........        --           --             --            171
Depreciation and amortization of
  real estate assets ..................         303          321            754          755
Depreciation and amortization of
  real estate assets of partnerships ..          43           39            127           88
Minority interest in deprecation and
  amortization of real estate assets of
  consolidated partnership ............         (11)        --              (27)        --
                                              -----        -----        -------        -----


Funds from operations .................       $ 313        $ 220        $ 1,061        $ 981
                                              =====        =====        =======        =====


The Company generally considers FFO to be an appropriate measure of the performance of an equity REIT. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), equals net income (loss), computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. The amortization of deferred financing costs is not

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Funds From Operations (Continued)

added back to net income (loss) in the Company's calculation. This treatment is consistent with the Company's historical calculation of FFO. The Company believes that FFO is useful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, investing activities, and financing activities, it provides investors an understanding of the ability of the Company to incur and service debt and to make capital expenditures. The Company believes that in order to facilitate a clear understanding of its operating results, FFO should be examined in conjunction with net income (loss) as presented in the financial statements included elsewhere in this report. FFO does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indication of the Company's operating performance or to cash flow as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs and cash distributions. The Company's calculation of FFO may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to such other REITs.

Risks Associated with Forward-Looking Statements Included in this Form 10-Q

This Form 10-Q contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to capital expenditures on Company properties. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive, and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.













                     [This space intentionally left blank.]

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     Exhibit 27.0 - Financial Data Schedule.

(b)  Reports on Form 8-K:

         The following current reports on Form 8-K were filed during the period covered by this report or with respect to events which occurred during the period covered by this report:

Date of Event                    Date Filed                   Items Reported
-------------                    ----------                   --------------
July 10, 1997                    August 19, 1997              5. Other Events

July 25, 1997                    October 28, 1997             5. Other Events
                                                              8. Change in Fiscal Year

August 15, 1997                  September 2, 1997            2.  Acquisition or Disposition of Assets
                                                              7.  Financial Statements and Exhibits

August 15, 1997                  November 3, 1997             2. Acquisition or Disposition of Assets
                                                              7. Financial Statements and Exhibits























                     [This space intentionally left blank.]

                                 SIGNATURE PAGE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              TARRAGON REALTY INVESTORS, INC.





Date:     November 14, 1997                   By:/s/ William S. Friedman
     -----------------------------               -----------------------------
                                                 William S. Friedman
                                                 President, Chief Executive
                                                 Officer, and Director



Date:     November 14, 1997                   By:/s/ Robert C. Irvine
     -----------------------------               -----------------------------
                                                 Robert C. Irvine
                                                 Executive Vice President and
                                                 Chief Financial Officer




Date:    November 14, 1997                    By:/s/ Erin D. Davis
     -----------------------------               -----------------------------
                                                 Erin D. Davis
                                                 Vice President and
                                                 Chief Accounting Officer

                         TARRAGON REALTY INVESTORS, INC.
                                INDEX TO EXHIBITS



EXHIBIT 27.0              Financial Data Schedule               Page 21