Form 10-K
period 1997-12-31
TARRAGON REALTY INVESTORS INC
filed 1998-03-27
CIK 1038217

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(mark one)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                             -----------------

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           FOR THE TRANSITION PERIOD FROM................TO..................

                       COMMISSION FILE NUMBER  0-8003
                                              -------

                         TARRAGON REALTY INVESTORS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                NEVADA                                      94-2432628
   -------------------------------                        ----------------
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                         Identification No.)

 3100 MONTICELLO, SUITE 200, DALLAS, TX                       75205
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code   (214) 599-2200

         Securities Registered Pursuant to Section 12(b) of the Act:

                                      NONE

         Securities Registered Pursuant to Section 12(g) of the Act:

              9% SERIES A SUBORDINATED DEBENTURES DUE JUNE 30, 2003

                          COMMON STOCK, $.01 PAR VALUE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 9, 1998, the Registrant had 1,286,897 shares of common stock outstanding. Of the total shares outstanding, 898,894 were held by other than those who may be deemed to be affiliated, for an aggregate value of $8,651,855 based on the last trade as reported by the National Association of Securities Dealers Automated Quotations System on March 9, 1998. The basis of this calculation does not constitute a determination by the Registrant that all of such persons or entities are affiliates of the Registrant as defined in rule 405 of the Securities Act of 1933, as amended.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K

                                                                              Page
                                                                              ----
                                     PART I

Item 1.   Business...........................................................  3

Item 2.   Properties.........................................................  6

Item 3.   Legal Proceedings..................................................  9

Item 4.   Submission of Matters to a Vote of Security Holders................  9

                                     PART II

Item 5.   Market for Registrant's Common Equity
           and Related Stockholder Matters...................................  10

Item 6.   Selected Financial Data............................................  11

Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations..............................  13

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.........  20

Item 8.   Financial Statements and Supplementary Data........................  21

Item 9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosures.............................  45

                                    PART III

Item 10.  Directors, Executive Officers, and Advisor of the Registrant.......  45

Item 11.  Executive Compensation.............................................  53

Item 12.  Security Ownership of Certain Beneficial Owners and
            Management.......................................................  54

Item 13.  Certain Relationships and Related Transactions.....................  56

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K..............................................  58

Signature Page...............................................................  60

                                    PART I

ITEM 1.  BUSINESS

General

Tarragon Realty Investors, Inc., (the "Company") is a Nevada corporation incorporated April 2, 1997, and the ultimate successor in interest to Vinland Property Trust (the "Trust"), a California business trust which was established July 18, 1973, and commenced operations April 2, 1974. On July 10, 1997, the shareholders of the Trust approved the conversion of the Trust into a Nevada corporation, which was accomplished by incorporating the Trust as a California corporation and merging it into the Company, a wholly-owned subsidiary of the Trust, with the Company as the surviving entity. The effective date of the merger of the Trust and the Company was July 25, 1997. References to the Company, its Board of Directors, its stockholders, and its shares of common stock in relation to dates prior to July 25, 1997, refer to the Trust, its Board of Trustees, its shareholders, and its shares of beneficial interest. While the Trust had a November 30 fiscal year end, the Company has a December 31 fiscal year end. Accordingly, the Consolidated Financial Statements presented in ITEM
8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" include Statements of Operations, Stockholders' Equity, and Cash Flows for the one month period ended December 31, 1996, which represents the transition period related to the change in fiscal year end. In certain instances throughout this report, matters at December 31, 1997, (the fiscal year end of the Company) may be compared to November 30, 1996, (the fiscal year end of the Trust). The Company has elected to be treated as a Real Estate Investment Trust ("REIT"), as defined under Sections 856 through 860 of the Internal Revenue Code of 1986 (the "Code"), and, in the opinion of the Company's management, the Company and its predecessor have continuously qualified for federal taxation as such.

The Company's principal offices are located at 3100 Monticello, Suite 200, Dallas, Texas 75205. The telephone number is (214) 599-2200 and fax number is
(214) 599-2220. In the opinion of the Company's management, the Company's offices are adequate for its present operations.

Business Description and Investment Objectives

The Company was established to provide investors with a professionally managed, diversified portfolio of real estate investments selected to produce current income and capital appreciation. The Company's primary business and only industry segment is investing in income-producing real estate. At December 31, 1997, the Company's real estate portfolio, concentrated in Texas, Oklahoma, California, and Florida, consisted of nine multifamily properties, a shopping center, a combination office building and shopping center, a combination office/retail/medical facility, an office park, and a farm and luxury residence.

The Company's principal objectives are to increase funds from operations, as defined by the National Association of Real Estate Investment Trusts, and maximize the value of its existing real estate through aggressive management and consistent capital improvements. The Company intends to use the proceeds from property sales and mortgage refinancings to expand its portfolio through opportunistic purchases of income-producing properties, predominantly in markets where the Company presently operates. Future investments will be focused on older, mismanaged, or under-performing properties, both multifamily and commercial, and will be selected based on initial rates of return and the potential for appreciation through revenue-enhancing capital improvements and proper management. Investments may take the form of joint ventures, new construction, mortgage participations, and investments in partnerships as well as outright purchases.

Possible Consolidation with National Income Realty Trust and Acquisition of Advisor

On February 19, 1998, the Company and National Income Realty Trust ("NIRT") jointly announced the agreement of their respective boards to form a single consolidated entity with the Company, for convenience, as the survivor. The surviving consolidated entity is intended to operate as a self-administered REIT. The consolidation transaction will be submitted to shareholders of each of the Company and NIRT for approval at special meetings to be held during 1998. Under the proposed agreement, each shareholder of NIRT will receive 1.97 shares of the Company's common stock for each share of beneficial interest of NIRT held. NIRT, also a REIT, has a similar opportunistic approach to real estate investment and had total consolidated assets of approximately $266 million as of December 31, 1997. Upon the approval and consummation of the consolidation transaction by the respective shareholders of each entity, the Company will acquire Tarragon Realty Advisors, Inc. ("TRA" or the "Advisor"), the Company's advisor since March 1, 1994, and NIRT's advisor since April 1, 1994, for 100,000 shares of the Company's common stock and options to acquire additional shares of the Company's common stock at prices ranging between $13 and $16 per share. The resulting consolidated entity with the Company as the survivor will emerge from these transactions as an integrated, self-administered, self-managed REIT controlling approximately 14,000 apartment units and 2.1 million square feet of retail and office space, primarily in California, Florida, and Texas. The consolidation transaction will be accounted for as a reverse acquisition of the Company by NIRT.

William S. Friedman, President, Chief Executive Officer, and Director of the Company, also serves as Director and Chief Executive Officer of TRA and as Trustee, President, and Chief Executive Officer of NIRT. TRA is owned by Mr. Friedman and his wife, Lucy N. Friedman. The Friedman family also owns approximately 30% of the outstanding shares of common stock of the Company and approximately 33% of the outstanding shares of beneficial interest of NIRT.

Management of the Company

The Board of Directors (the "Board"), elected annually by the stockholders of the Company or appointed by the incumbent Board until the next annual meeting of stockholders, manages the affairs of the Company. There are currently four members on the Board, three of whom are unaffiliated with the Company. The day-to-day operations of the Company and the implementation of Company policies, as defined by the Board, are managed by TRA which operates under the supervision of the Board pursuant to a written advisory agreement approved by stockholders. TRA's duties include, among other things, locating, investigating, evaluating, and recommending real estate investment and sale opportunities and financing and refinancing sources for the Company. The Advisor also serves as a consultant in connection with the business plan and investment policy decisions made by the Board.

A majority of the officers of the Company are also officers of TRA. The Company has no employees. Employees of TRA provide executive and administrative services to the Company.

TRA also serves as the advisor to NIRT. All of the officers of the Company are also officers of NIRT. TRA and the Company officers owe fiduciary duties to NIRT as well as to the Company. Historically, in determining to which entity to allocate a particular investment opportunity, TRA and the Company officers have considered the respective investment objectives of each entity and the appropriateness of a particular investment in light of each entity's existing real estate portfolio. To the extent that any particular investment opportunity is appropriate for both entities, such investment opportunity has been allocated to the entity which had uninvested funds for the longer period of time or, if appropriate, the investment has been shared between the entities. TRA periodically informs the Board of real estate investments made by any of its affiliates, and the Board periodically reviews the performance of such investments.

Property Management

TRA and its wholly-owned subsidiary, Tarragon Management, Inc. ("TMI"), provide property management services to the Company's properties for a fee of 4.5% of the monthly gross rents collected. Until April 1996, TRA subcontracted with other entities for the provision of the property-level management services. TMI currently provides such services to the Company's multifamily properties, while the property-level management services are provided by third party subcontractors for the Company's commercial properties.

Competition

The Company's plans are to continue to improve the quality of its properties through consistent capital improvements and, to the extent surplus funds and attractive investments are available, to acquire additional multifamily and commercial properties, primarily in locations where the Company presently operates. Management believes that ownership of the type of properties in which the Company invests is highly fragmented among individuals, partnerships, public and private corporations, and other REITs and that no dominant entities exist in the market for such properties. The Company competes with numerous entities and individuals engaged in real estate activities, many of which may have greater financial resources than the Company. However, the Company has not experienced difficulty in locating investment opportunities.

Management believes that success in real estate investment is primarily dependent upon general market conditions determined by such factors as job formation and income growth; geographic location; and the performance of asset and property managers in marketing, collections, tenant services, capital improvements, control of operating expenses, and the maintenance and appearance of the property more than on the activities of competitors. Additional competitive factors with respect to commercial properties are the ease of access to the property, the adequacy of related facilities (such as parking), and sensitivity in setting rental rates. With respect to multifamily properties, management believes that there is and will continue to be a strong demand for well-maintained, affordable housing in the markets in which it operates. However, since the success of any real estate investment is impacted by other factors outside the control of the Company, including general demand for apartment housing, interest rates, operating costs, and the ability to attract and retain qualified property managers, there can be no assurances that the Company will be successful.

Certain Factors Associated with Real Estate and Related Investments

The Company is subject to the risks associated with the ownership, operation, and financing of real estate. These risks include, but are not limited to, liability for environmental hazards; changes in general or local economic conditions; changes in interest rates and availability of permanent mortgage financing which may render the acquisition, sale, or refinancing of a property difficult or unattractive and which may make debt service burdensome; changes in real estate and zoning laws; changes in income or real estate taxes and federal or local economic or rent controls; floods, earthquakes, and other acts of God; and other factors beyond the control of the Company or TRA. The illiquidity of real estate investments generally may impair the ability of the Company to respond promptly to changing circumstances. The Company's management believes that some of these risks are compounded by the concentration of the Company's properties in Texas, Oklahoma, California, and Florida and the Company's intention to acquire older, mismanaged, or under-performing properties.

ITEM 2.  PROPERTIES

Details of the Company's real estate portfolio at December 31, 1997, are set forth in Schedule III to the Consolidated Financial Statements and NOTE 2. "REAL ESTATE AND DEPRECIATION" of the Notes to Consolidated Financial Statements, both included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." The discussion set forth below provides summary information regarding the portfolio.

The Company acquired two properties in 1997, three properties in 1996 (including one property acquired in December 1996, the transition period related to the change in fiscal year end), and three properties in 1995 and sold two properties during 1996. At December 31, 1997, the Company owned fourteen properties, consisting of nine apartment complexes with 1,293 units, one shopping center, one combination office building and shopping center, one combination office/retail/medical facility, one office park, and one farm and luxury residence. The carrying value of one of the Company's properties (One Turtle Creek Office Complex) exceeded 10% of the Company's total consolidated assets at December 31, 1997. All properties except three are pledged separately to secure mortgage debt totaling $25.3 million at December 31, 1997.

To continue to qualify for federal taxation as a REIT under the Code, the Company is required, among other things, to hold at least 75% of the value of its assets in real estate assets, government securities, and cash and cash equivalents at the close of each quarter of each taxable year. At December 31, 1997, 74% of the Company's assets consisted of real estate held for investment, 11% consisted of real estate held for sale, 5% consisted of investments in and advances to partnerships that own real estate or mortgage loans secured by real estate, and 3% consisted of cash and cash equivalents. The remaining 7% of the Company's assets consisted of restricted cash and other assets. The percentage of the Company's assets invested in any one category at any particular time is subject to change, and no assurance can be given that the composition of the Company's assets in the future will approximate the percentages stated above.

The following tables present certain information relating to the Company's current real estate portfolio and mortgage loans secured by the Company's real estate at December 31, 1997:








                     [This space intentionally left blank.]

                         TARRAGON REALTY INVESTORS, INC.
                               REAL ESTATE SUMMARY
                                DECEMBER 31, 1997
                                   (Unaudited)

                                                                        Average Rent Per Sq. Ft.(a)    Economic Occupancy (b)
                                                                          For the Years Ended           For the Years Ended
                                                                         ------------------------      -----------------------
                                              Number                    Dec 31,      November 30,     Dec 31,    November 30,
                                               of        Square         --------    -------------     -------  ---------------
Property                 Location             Units      Footage         1997       1996     1995      1997    1996       1995
--------                 --------             -----      -------         ----       ----     ----      ----    ----       ----
PROPERTIES ACQUIRED PRIOR TO NOVEMBER 30, 1995:
Multifamily:
Aspentree                Dallas, TX             296       212,864       $  7.50    $ 7.39   $ 7.02      93%     96%        96%
Collegewood              Tallahassee, FL        162        83,700          8.04      7.57     7.57      93%     91%        92%
French Villa             Tulsa, OK              101       104,720          6.09      6.26     5.70      93%     97%        91%
Phoenix                  Tulsa, OK              254       208,726          4.91      4.63     4.03      90%     91%        90%
Riverside                Austin, TX             145       110,868          8.49      8.76     8.20      92%     92%        94%
Southern Elms            Tulsa, OK               78        65,159          6.66      6.62     6.26      91%     93%        88%
                                             ------     ---------       -------    ------   ------     ---     ---        ---
  SUBTOTAL OR WEIGHTED AVERAGE (f)            1,036       786,037          6.75      6.66     6.21      92%     93%        93%
                                             ------     ---------       -------    ------   ------     ---     ---        ---
Commercial:
Briarwest                Houston, TX             --        25,323         11.14     10.66    10.47      85%     87%        92%
One Turtle Creek         Dallas, TX              --       102,811          9.33     10.30    10.15      74%     89%        90%
                                             ------     ---------       -------    ------   ------     ---     ---        ---
  SUBTOTAL OR WEIGHTED AVERAGE (f)               --       128,134          9.69     10.37    10.21      76%     88%        91%
                                             ------     ---------       -------    ------   ------     ---     ---        ---
PROPERTIES ACQUIRED IN 1996:
Multifamily:
Holly House              North Miami, FL         57        45,417          7.84      6.75       --      89%     84%        --
Mission Trace            Tallahassee, FL         96       104,400          4.59      4.58       --      73%     71%        --
                                             ------     ---------       -------    ------   ------     ---     ---        ---
  SUBTOTAL OR WEIGHTED AVERAGE (f)              153       149,817          5.58      5.24       --      78%     75%        --
                                             ------     ---------       -------    ------   ------     ---     ---        ---

PROPERTIES ACQUIRED IN 1997:
Multifamily:
The Brooks               Addison, TX            104        94,176          6.84        --       --      89%     --         --
Commercial:
Tarzana Plaza (g)        Tarzana, CA             --        37,208         16.27        --       --      87%     --         --
Park 20 West             Tallahassee, FL         --        69,066         14.82        --       --      96%     --         --
                                             ------     ---------       -------    ------   ------     ---     ---        ---
  SUBTOTAL OR WEIGHTED AVERAGE (f)              104       200,450         11.34        --       --      91%     --         --
                                             ------     ---------       -------    ------   ------     ---     ---        ---
GRAND TOTAL OR WEIGHTED AVERAGE (f)           1,293     1,264,438       $  7.64    $ 6.90   $ 6.77      88%     90%        92%
                                             ======     =========       =======    ======   ======     ===     ===        ===

                                                                    Gross Potential   Current
                                                    Physical        Rent Per Sq Ft    Market
                                                    Occupancy          Year Ended    Rent Per Sq
Property                 Location                Dec. 31, 1997(c)   Dec 31,1997(d)    Foot(e)
--------                 --------                ----------------   --------------    -------
PROPERTIES ACQUIRED PRIOR TO NOVEMBER 30, 1995:
Multifamily:
Aspentree                Dallas, TX                     95%             $ 8.19       $ 8.77
Collegewood              Tallahassee, FL                92%               9.07        10.12
French Villa             Tulsa, OK                      91%               6.68         7.04
Phoenix                  Tulsa, OK                      90%               5.60         5.93
Riverside                Austin, TX                     96%               9.51        10.01
Southern Elms            Tulsa, OK                      90%               7.34         7.90
                                                       ---              ------       ------
  SUBTOTAL OR WEIGHTED AVERAGE (f)                      93%               7.51         8.03
                                                       ---              ------       ------
Commercial:
Briarwest                Houston, TX                    82%              13.24        14.00
One Turtle Creek         Dallas, TX                     69%              13.32        17.50
                                                       ---              ------       ------
  SUBTOTAL OR WEIGHTED AVERAGE (f)                      71%              13.31        16.81
                                                       ---              ------       ------
PROPERTIES ACQUIRED IN 1996:
Multifamily:
Holly House              North Miami, FL                88%               9.03         9.43
Mission Trace            Tallahassee, FL                90%               6.66         7.08
                                                       ---              ------       ------
  SUBTOTAL OR WEIGHTED AVERAGE (f)                      89%               7.38         7.79
                                                       ---              ------       ------

PROPERTIES ACQUIRED IN 1997:
Multifamily:
The Brooks               Addison, TX                    89%               7.85         7.48
Commercial:
Tarzana Plaza (g)        Tarzana, CA                    80%              19.78        19.64
Park 20 West             Tallahassee, FL                97%              14.19        14.03
                                                       ---              ------       ------
  SUBTOTAL OR WEIGHTED AVERAGE (f)                      90%              12.25        11.99
                                                       ---              ------       ------
GRAND TOTAL OR WEIGHTED AVERAGE (f)                     90%             $ 8.83       $ 9.52
                                                       ===              ======       ======

(a) Amounts represent average rental revenue per square foot on an annual basis. Rental revenue is equal to gross potential rent after giving effect to all rental losses including bad debts, vacancies, and discounts and concessions. Gross potential rent equals average lease rates on leased units and market rates on vacant units.

(b) Computed as follows: [(Annual gross potential rent less annual vacancy losses) divided by annual gross potential rent].

(c) Represents actual physical occupancy as of the end of the last week of the year ended December 31, 1997.

(d) Represents annualized gross potential rent for all months owned during the period divided by square footage.

(e) Represents annualized market rate per square foot at December 31, 1997, based upon scheduled rents at such time.

(f) The weighted average rent per square foot and economic occupancy are based on the square footage in each property.

(g) Acquired December 1, 1996. For purposes of this schedule, this property is classified as a 1997 acquisition.

The Company also owns Cochonour Horse Farm, a 188 acre horse farm with a 5,000 square foot luxury residential home in Carrollton, Missouri.

Management believes that its properties are adequately covered by liability and casualty insurance, consistent with industry standards

                         TARRAGON REALTY INVESTORS, INC.
                   MORTGAGE LOANS SECURED BY OWNED PROPERTIES
                                DECEMBER 31, 1997
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                           Stated                         Balance
                                                  Original            Balance             Interest        Maturity         Due at
Name of Property                                   Amount           Dec 31, 1997           Rate(A)          Date          Maturity
----------------                                   ------           ------------          ---------       --------        --------
Multifamily

   Aspentree............................        $      3,966     $         3,881            8.33%          11/01/05    $     3,390
   The Brooks...........................               1,324               1,306            9.63%          09/01/04          1,074
   Collegewood..........................               2,050               2,042            9.00%          08/01/99          2,002
   French Villa.........................               1,970               1,901            8.53%          11/01/00          1,836
   Mission Trace........................               2,220               1,978            8.25%          05/01/06             27
   Mission Trace........................                 290                 259            8.50%          05/01/06              4
   Riverside............................               4,200               4,200            7.16%          12/01/07          3,617
   Southern Elms........................               1,370               1,327            9.68%          02/01/02          1,242
                                                 -----------       -------------            ----                        ----------
                                                      17,390              16,894            8.34% (B)                       13,192
                                                 -----------       -------------            ----                        ----------

Commercial

   Briarwest............................               1,700               1,698            8.38%          11/01/04          1,507
   One Turtle Creek.....................               2,000               1,854            9.00%          02/01/05          1,504
   Park 20 West.........................               1,944               1,926            8.68%          03/01/06          1,429
   Tarzana Towne Plaza..................               2,971               2,947            9.81%          11/01/06          2,613
                                                 -----------       -------------            ----                        ----------
                                                       8,615               8,425            9.09% (B)                        7,053
                                                 -----------       -------------            ----                        ----------
Total...................................         $    26,005       $      25,319            8.59% (B)                   $   20,245
                                                 ===========       =============            ====                        ==========



--------------------------

(A) For loans with variable interest rates, the rate in effect for the month of December 1997 is presented.

(B)  Represents weighted average interest rate at December 31, 1997.

In addition to real estate owned directly, the Company holds an interest in Larchmont West Apartments ("Larchmont") through its 57% interest in Larchmont Associates Limited Partnership. This property collateralizes mortgage debt of $5.3 million. The following table summarizes certain information relating to this property.

                                                           Average Rent Per          Economic
                                                           Square Foot (a)          Occupancy (b)
                                                          ------------------    -----------------
                                                             Years Ended            Years Ended
                                                          ------------------    -----------------
                                                          Dec 31     Nov 30     Dec 31     Nov 30
                Property          Number     Square       ------     ------     ------    -------
 Partnership    Location        of Units     Footage       1997       1996       1997       1996
 -----------    --------        --------     -------      ------     ------     ------    -------
 Larchmont      Toledo, OH         504       339,654        $4.94      $5.03        86%       91%



As of December 31, 1997, annual market rent per square foot for Larchmont was $6.48, and physical occupancy was 88%.

--------------------------

(a) Amounts represent average rental revenue per square foot on an annual basis. Rental revenue is equal to gross potential rent after giving effect to all rental losses including bad debts, vacancies, and discounts and concessions. Gross potential rent equals average lease rates on leased units and market rates on vacant units.

(b) Computed as follows: [(Annual gross potential rent less annual vacancy losses) divided by annual gross potential rent].

ITEM 3.  LEGAL PROCEEDINGS

The Company is a party to various claims and routine litigation arising in the ordinary course of business. Management of the Company does not believe that the results of these claims and litigation, individually or in the aggregate, will have a material adverse effect on its business, financial position, or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders.








                     [This space intentionally left blank.]

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the over-the-counter market of the National Association of Securities Dealers Automated Quotation ("NASDAQ") System under the symbol "VIPT." The Trust's shares of beneficial interest were also traded on the over-the-counter market of the NASDAQ System under the symbol "VIPTS."

The following table sets forth the high and low bid quotations of the Company's common stock and the Trust's shares of beneficial interest as reported by the NASDAQ System for the periods indicated which consist of the last two fiscal years and the quarter ending for which this report is filed (over-the-counter market quotations reflect Inter Dealer prices, without retail mark up, mark down, or commissions, and may not necessarily represent actual transactions). The quotations noted below for the second quarter ended May 31, 1997, and prior periods represent those of the shares of the predecessor. Those subsequent to July 25, 1997, the effective date of the merger between the Company and the Trust, represent those of the Company's common stock.

                                                         High             Low
                                                      ----------     ------------
          First quarter ended February 29, 1996       $  6  1/2          $  5
          Second quarter ended May 31, 1996              6  1/2             5
          Third quarter ended August 31, 1996            7  7/8             5
          Fourth quarter ended November 30 , 1996        7  1/2             7

          First quarter ended February 28, 1997          7                  7
          Second quarter ended May 31, 1997              9                  8
          Third quarter ended September 30, 1997        10  3/4             9
          Fourth quarter ended December 31, 1997        10                 10

          First quarter ending March 31, 1998
            (through March 9, 1998)                     10  3/8             9  5/8

For the first quarter of 1998 through March 9, 1998, the Company's common stock traded as high as $10 7/16, and the closing bid quotation reported by the NASDAQ System was $9 5/8. According to the transfer agent's records, such shares were held by approximately 4,500 holders, including beneficial holders.

Dividends

Cash dividends of $.10 per share were declared in December 1997 and paid in January 1998 to stockholders of record on December 26, 1997. For federal income tax purposes, the Company's 1997 fiscal year ended November 30, 1997, and the cash dividend declared in December 1997 had no impact on the 1997 tax year. No cash dividends were paid in 1996.

Future dividends to stockholders will be dependent upon the Company's realized income, financial condition, capital requirements, and other factors deemed relevant by the Board of Directors (the "Board"). In general, the Board intends to make cash dividends to stockholders only to the minimum extent required to maintain the Company's qualification as a real estate investment trust ("REIT").

ITEM 6.  SELECTED FINANCIAL DATA

The following information should be read in conjunction with all of the financial statements and notes thereto and with the discussion set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. Dollar amounts are in thousands, except per share amounts.

While the Trust had a November 30 fiscal year end, the Company has a December 31 fiscal year end. Accordingly, the Consolidated Financial Statements presented at
ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" include Statements of Operations, Stockholders' Equity, and Cash Flows for the one month period ended December 31, 1996, which represents the transition period related to the change in fiscal year end. The following information includes certain financial data for the transition period and compares certain data as of November 30, 1996, to December 31, 1997.

                                           For the Year   For the Month
                                           Ended Dec 31,   Ended Dec 31,             For the Years Ended November 30,
                                            -----------     -----------   -------------------------------------------------------
                                                1997            1996          1996          1995          1994            1993
                                            -----------     -----------   -----------   -----------   -----------     -----------
OPERATING DATA
Income ..................................   $     9,711     $       697   $     9,464   $     8,437   $     6,846     $     6,042
Expense .................................         9,415             716         9,537         8,410         7,275           6,649
                                            -----------     -----------   -----------   -----------   -----------     -----------
Income (loss) before net gain on
    sale of real estate and
    extraordinary gain ..................           296             (19)          (73)           27          (429)           (607)
Net gain on sale of real estate .........            --              --           673            --            --              --
                                            -----------     -----------   -----------   -----------   -----------     -----------
Income (loss) from continuing
    operations ..........................           296             (19)          600            27          (429)           (607)
Extraordinary gain ......................            --              --           253            --            --              --
                                            -----------     -----------   -----------   -----------   -----------     -----------
Net income (loss) .......................   $       296     $       (19)  $       853   $        27   $      (429)    $      (607)
                                            ===========     ===========   ===========   ===========   ===========     ===========

PER SHARE DATA (1)
Earnings per share - basic and diluted
Income (loss) from continuing
    operations ..........................   $       .22     $      (.01)  $       .44   $       .02   $      (.31)    $      (.51)
Extraordinary gain ......................            --              --           .19            --            --              --
                                            -----------     -----------   -----------   -----------   -----------     -----------
Net income (loss) .......................   $       .22     $      (.01)  $       .63   $       .02   $      (.31)    $      (.51)
                                            ===========     ===========   ===========   ===========   ===========     ===========

Weighted average shares (2) .............     1,331,314       1,344,576     1,354,415     1,392,006     1,368,527       1,193,572

Weighted average shares -
    assuming dilution (3) ...............     1,343,583       1,350,122     1,356,520     1,392,006     1,368,527       1,193,572

Cash dividends (4) ......................   $       .10     $        --   $        --   $        --   $        --     $      1.25

----------------

(1) All share and per share data for the year ended November 30, 1995, and earlier periods have been restated to give effect to the one-for-five reverse stock split effective December 1, 1995.

(2) Represents the weighted average shares of common stock used in the computation of earnings per share.

(3) Represents the weighted average shares of common stock used in the computation of earnings per share - assuming dilution.

(4) The 1997 dividend was declared subsequent to the end of the Company's 1997 tax year and, therefore, had no tax effect to stockholders in fiscal 1997. The 1993 dividend was taxable to stockholders.

                                          Dec 31,                     November 30,
                                        ----------     -------------------------------------------
                                           1997         1996        1995        1994        1993
                                        ----------     -------     -------     -------     -------
BALANCE SHEET DATA
Real estate .......................     $   31,873     $22,248     $31,686     $20,362     $20,438
Total assets ......................         37,477      28,757      36,978      22,738      23,478
Notes, debentures, and interest
    payable .......................         26,416      17,516      26,491      12,442      13,058
Stockholders' equity ..............          9,770       9,869       9,256       9,229       8,932
Book value per share ..............     $     7.41     $  7.34     $  6.65     $  6.63     $  7.42


                                               For the Year  For the Month
                                               Ended Dec 31,  Ended Dec 31,          For the Years Ended November 30,
                                               ------------- -------------- ----------------------------------------------
                                                    1997         1996         1996         1995         1994         1993
                                                  -------      -------      -------      -------      -------      -------
OTHER DATA
Cash flows provided by (used in):
     Operating activities ...................     $   696      $   (20)     $ 1,366      $   811      $   575      $  (384)
     Investing activities ...................      (5,022)         549         (979)        (807)        (333)      (1,107)
     Financing activities ...................       2,175          (51)        (550)       2,634         (167)       1,499

Calculation of funds from operations (1)
     Net income (loss) (2) ..................     $   296      $   (19)     $   853      $    27      $  (429)     $  (607)
     Extraordinary gain .....................          --           --         (253)          --           --           --
     Net gain on sale of real estate ........          --           --         (673)          --           --           --
     Depreciation and amortization  of
       real estate assets ...................         908           83          914          991          898          841
     Depreciation and amortization of
       real estate assets of partnerships ...          16           10          108           --           --           --
                                                  -------      -------      -------      -------      -------      -------

Funds from operations .......................     $ 1,220      $    74      $   949      $ 1,018      $   469      $   234
                                                  =======      =======      =======      =======      =======      =======

----------------------------

(1) The Company generally considers funds from operations ("FFO") to be an appropriate measure of the performance of an equity REIT. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), equals net income (loss), computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. The amortization of deferred financing costs is not added back to net income (loss) in the Company's calculation. This treatment is consistent with the Company's historical calculation of FFO. The Company believes that FFO is useful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, investing activities, and financing activities, it provides investors an understanding of the ability of the Company to incur and service debt and to make capital expenditures. The Company believes that in order to facilitate a clear understanding of its operating results, FFO should be examined in conjunction with net income (loss) as presented in the financial statements included elsewhere in this report. FFO does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indication of the Company's operating performance or to cash flow as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs and dividends. The Company's calculation of FFO may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to such REITs.

     Effective December 1, 1996, the Company modified its calculation of FFO to include the add back of amortization of leasing commissions associated with its commercial properties. The Company believes that this treatment is consistent with a majority of other REITs. If the Company had calculated FFO in the same manner for each of the years ended November 30, 1996, 1995, 1994, and 1993, FFO would have been higher by $46,000,
     $95,000, $31,000, and $28,000, respectively.

(2) Net income for the fiscal year ended November 30, 1995, included a provision for losses credit of $190,000. See NOTE 3. "ALLOWANCE FOR ESTIMATED LOSSES AND PROVISIONS FOR LOSSES" in the Notes to Consolidated Financial Statements for a description of the provision for losses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes thereto.

Introduction

Tarragon Realty Investors, Inc., (the "Company") is a Nevada corporation incorporated April 2, 1997, and the ultimate successor in interest to Vinland Property Trust (the "Trust"), a California business trust which was established July 18, 1973, and commenced operations April 2, 1974. The Trust was formed to invest in real estate, including commercial and multifamily properties. On July 10, 1997, the shareholders of the Trust approved the conversion of the Trust into a Nevada corporation, which was accomplished by incorporating the Trust as a California corporation and merging it into the Company, a wholly-owned subsidiary of the Trust, with the Company as the surviving entity. The effective date of the merger of the Trust and the Company was July 25, 1997. References to the Company, its Board of Directors, its stockholders, and its shares of common stock in relation to dates prior to July 25, 1997, refer to the Trust, its Board of Trustees, its shareholders, and its shares of beneficial interest. While the Trust had a November 30 fiscal year end, the Company has a December 31 fiscal year end. Accordingly, the Consolidated Financial Statements presented in ITEM
8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" include Statements of Operations, Stockholders' Equity, and Cash Flows for the one month ended December 31, 1996, which represents the transition period related to the change in fiscal year end. The following discussion compares the fiscal year ended December 31, 1997, to the fiscal year ended November 30, 1996, and the fiscal year ended November 30, 1996, to the fiscal year ended November 30, 1995.

At December 31, 1997, the Company's real estate consisted of fourteen properties, including nine apartment complexes, one shopping center, one combination office building and shopping center, one combination office/retail/medical facility, one office park, and one farm and luxury residence. All of the Company's real estate except three properties is encumbered by mortgages.

The Company's management continues to focus on the capital appreciation of the Company's existing portfolio and the search for additional investments. Management's first priority is to invest surplus funds in needed improvements to the current real estate portfolio. The Company intends to use additional funds generated from property operations, sales, and refinancings to make selective acquisitions, both multifamily and commercial, with a preference for properties in markets where the Company currently operates. However, because of various real estate industry conditions, including competing entities and individuals and the overall volatility of the real estate market, there is no assurance that the Company will be able to continue to increase the size of its portfolio.

Liquidity and Capital Resources

The Company's principal sources of cash have been property operations, collections of mortgages receivable, proceeds from the sale of real estate, and refinancing proceeds. The Company does not anticipate making additional mortgage loans except in connection with the sale of property. Therefore, as existing mortgages receivable are paid off, this source of cash has declined and is expected to continue to decline. The Company believes that cash on hand along with funds provided by property operations and anticipated external sources, such as property sales and refinancings, is sufficient to fund any needed property maintenance and capital improvements as well as meet the Company's debt service obligations.

Cash and cash equivalents totaled $1 million at December 31, 1997, compared to $2.7 million at November 30, 1996. The underlying components of the change in cash and cash equivalents are discussed below.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

     Operating Activities

The Company's net cash flow from property operations (rentals collected less payments for property operations) increased from $2.8 million in fiscal 1995 to $3.7 million in fiscal 1996 and increased slightly to $3.8 million in 1997. The improvement between 1995 and 1996 resulted primarily from the operations of 1995 and 1996 acquisitions. In October 1996, the Company sold Polynesia Village Apartments ("Polynesia"), the operations of which accounted for an increase in cash flow from property operations in fiscal 1996 of $530,000. See NOTE 2. "REAL ESTATE AND DEPRECIATION" in the Notes to Consolidated Financial Statements for a discussion of the sale. Net cash flow from property operations increased only slightly in 1997 compared with 1996 in spite of the sale of Polynesia due to the properties acquired in 1996 and 1997. Along with the benefit derived from the operations of these acquired properties, the Company incurred higher interest payments due to the associated mortgage debt secured by certain of these properties.

     Investing Activities

During 1997, the Company purchased The Brooks Apartments, a 104-unit property in Addison, Texas, and Park 20 West, a 69,066 square foot office park in Tallahassee, Florida, for an aggregate purchase price of $5.8 million, the cash portion of which was $2.6 million. The remainder of the purchase price was financed through taking each property subject to existing mortgages.

In December 1996, the Company acquired Tarzana Towne Plaza, a 37,208 square foot combination office/retail/medical facility in Tarzana, California, through the acquisition of a controlling interest in 18607 Ventura Associates, Ltd., the partnership which owns the property. During the fourth fiscal quarter of 1996, the Company advanced $572,000 to the partnership. The interest-bearing advances were converted to a 60% interest in the partnership in December 1996. Under the partnership agreement, the Company's advances with interest at 15% per annum are to be repaid in full before any cash distributions may be made to the partners. At December 31, 1997, unrecovered advances plus interest totaled $708,000.

During fiscal 1996, the Company purchased Mission Trace Apartments, a 96-unit property in Tallahassee, Florida, and Holly House Apartments, a 57-unit property in North Miami, Florida, for an aggregate purchase price of $4.2 million, the cash portion of which was $1.8 million. The remainder of the purchase price was financed through a $2.5 million mortgage on Mission Trace Apartments.

During fiscal 1996, the Company sold two multifamily properties for an aggregate sale price of $14.9 million. The Company received net cash proceeds of $3.1 million in connection with these sales.

In December 1995, the Company acquired a 20% general partner interest and an effective 37% limited partner interest in Larchmont Associates Limited Partnership ("Larchmont") and an effective 25% nonmanaging member interest in Kearny Wrap LLC ("Kearny"), both accounted for using the equity method, for cash investments of $418,000 and $395,000, respectively. In January 1998, Kearny sold its primary asset, a wraparound mortgage secured by a 1 million square foot distribution facility net leased to the United States Postal Service located in Kearny, New Jersey. The Company received approximately $700,000 as its proportionate share of the net sales proceeds.

During fiscal 1995, the Company purchased Collegewood Apartments ("Collegewood") in Tallahassee, Florida, consummated the tax-free exchange for Riverside Apartments ("Riverside") in Austin, Texas, and recorded the in-substance foreclosure of

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

     Investing Activities (Continued)

Polynesia. Under the terms of these three separate transactions, the portion of the acquisition price paid in cash totaled $258,000. The remainder of the acquisition price was satisfied through the assumption of first mortgage debt totaling $11.1 million and, in the case of Riverside, the conveyance of the exchanged property, Westover Valley Apartments in Fort Worth, Texas.

In December 1996, the Company received $600,000 as payment in full of the Swiss Village note receivable which had matured in November 1996. The Company expects note receivable collections to decline as existing mortgage loans are paid off and does not anticipate funding additional loans in the future, except in connection with property sales. However, during 1995 and pursuant to the restructured terms of the mortgage loan secured by a second lien on Polynesia, the Company funded an additional $196,000 to the borrower for renovations which the Company supervised. In August 1995, the Company and the borrower agreed to a settlement of litigation involving the mortgage loan whereby the Company gained control of the property and as a result recorded an in-substance foreclosure, as noted above.

The Company invested $1.3 million in capital improvements during 1997, compared to $822,000 during fiscal 1996 and $534,000 during fiscal 1995. During 1998, the Company anticipates investing approximately $2.1 million in capital improvements to properties currently owned.

In addition to capital improvements noted above, payments for property operations in 1997, fiscal 1996, and fiscal 1995 include property replacements of $481,000, $450,000, and $552,000, respectively. Property replacements include, but are not limited to, such items as carpet; appliances; plumbing and heating, ventilation, and air conditioning replacements; exterior painting; and parking lot improvements.

Since November 30, 1996, the Company has advanced $846,000 to Larchmont, largely to fund capital improvements of Larchmont West Apartments, the partnership's sole property. The Company expects such advances to continue during the first half of 1998. Advances are subject to repayment with simple interest at 18% prior to any other distributions to the partners.

In December 1997, the Company advanced $380,000 to National Omni Associates, L.P. ("Omni"), in exchange for a 25% interest in this partnership. In January and February 1998, the Company advanced an additional $1 million to Omni, which purchased 5600 Collins Avenue, a 289-unit high rise apartment property in Miami Beach, Florida, in February 1998.

     Financing Activities

During 1997, the Company obtained first mortgage financing totaling $8 million on three properties, receiving net cash proceeds of $2.3 million after the payoff of $4.8 million in existing debt, funding escrows, and paying the associated closing costs. Additionally, the Company made other mortgage principal payments totaling $454,000 during 1997. During fiscal 1996, the Company made mortgage principal payments totaling $371,000. During fiscal 1995, the Company obtained first mortgage financing totaling $5.3 million on two properties, receiving net cash proceeds of $3.6 million after the payoff of $1.4 million in existing debt, funding escrows, and paying the associated closing costs. Additionally, the Company made other mortgage principal payments totaling $901,000 during fiscal 1995. Mortgage principal payments totaling $493,000 are due in 1998, and the Company intends to make the payments when due.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

     Financing Activities (Continued)

The Board of Trustees of the Trust approved a one-for-five reverse split of the Trust's shares of beneficial interest which was effective at the close of business on December 1, 1995, on the basis of one new share (a "Post-Split Share") for each five shares then outstanding (each an "Old Share").

Following the one-for-five reverse share split, on December 1, 1995, the Trust offered to purchase all shares of each shareholder holding 99 or fewer Post-Split Shares (or less than 500 Old Shares) either of record or beneficially on December 1, 1995. Under such offer (the "Odd-Lot Offer"), the Trust agreed to purchase all Post-Split Shares duly tendered prior to February 29, 1996, at a price equal to the next closing price of the Post-Split Shares on the day the Trust received the tendered shares. Additionally, in December 1995, the Board of Trustees authorized the Company to repurchase up to 139,200 of its shares in open market and negotiated transactions. During fiscal 1996, the Trust repurchased 47,430 shares, including 43,696 shares related to the Odd-Lot Offer, 323 shares representing fractional shares related to the December 1995 reverse share split, and 3,411 shares representing purchases in open market transactions, at a total cost of $240,000 or an average of $5.06 per share. During 1997, 26,764 shares were repurchased in open market transactions at a total cost of $245,000 or an average of $9.15 per share.

In October 1993, the Trust paid to shareholders a taxable distribution of $1.25 per share, totaling $1.5 million, in the form of either 9% Series A Convertible Subordinated Debentures ("Debentures") or Uncertificated Convertible Subordinated Obligations ("Obligations"). On December 30, 1994, the Trust redeemed all the outstanding Obligations. See NOTE 5. "NOTES, DEBENTURES, AND INTEREST PAYABLE" in the Notes to Consolidated Financial Statements.

Results of Operations

1997 COMPARED TO 1996. The Company reported net income for the year ended December 31, 1997, of $296,000 compared to net income of $853,000 for the fiscal year ended November 30, 1996. The major component of the change in results of operations was the $844,000 gain on sale of Polynesia in October 1996. Other components of this change are discussed in the following paragraphs.

Net rental income (rental revenue less property operating expenses) increased from $3.3 million in fiscal 1996 to $3.8 million in 1997. An increase of $1 million is attributable to the operations of the properties added to the Company's portfolio during 1996 and 1997, while a decrease of $683,000 resulted from the sale of Polynesia. Properties held in both years reported an overall increase of $173,000 in net rental income, primarily due to higher rental rates at certain properties. Overall economic occupancy levels for properties held in both years fell slightly, primarily due to decreased physical occupancy at One Turtle Creek Office Complex from 85% at November 30, 1996, to 69% at December 31, 1997.

Interest expense increased from $1.9 million in fiscal 1996 to $2.1 million in 1997. Of this increase, $545,000 resulted from interest expense associated with loans obtained or assumed in connection with the 1996 and 1997 property acquisitions. Properties held in both years reported an overall increase of $49,000 mainly due to the refinancing of the mortgage debt secured by Collegewood, Riverside, and Briarwest Shopping Center, which increased mortgage debt by a total of $3.1 million. Due to the timing of these refinancings during 1997, the Company expects a greater impact on interest expense from these refinancings in 1998. These increases were partially offset by a decrease of $390,000 due to the sale of the Polynesia.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Upon reclassifying One Turtle Creek Office Complex to real estate held for sale in March 1997, the Company ceased depreciation of this property, resulting in a decrease in depreciation expense of $318,000 for the year ended December 31, 1997, compared to the year ended November 30, 1996. A $196,000 increase in depreciation expense is associated with the 1996 and 1997 acquisitions.

Advisory fees to Tarragon Realty Advisors, Inc., ("TRA") totaled $181,000 in fiscal 1996 and $232,000 in 1997. Since March 1, 1994, TRA has provided advisory services to the Company pursuant to an advisory agreement. William S. Friedman, President, Chief Executive Officer, and Director of the Company, serves as a Director and Chief Executive Officer of TRA. TRA is owned by Mr. Friedman and Lucy N. Friedman, his wife. The Friedman family owns approximately 30% of the outstanding common stock of the Company. A majority of the officers of the Company are also officers of TRA. Under the advisory agreement with TRA, the Company pays an incentive advisory fee equal to 16% per annum of adjusted funds from operations, as defined in the advisory agreement. Funds from operations ("FFO") increased from $949,000 for the year ended November 30, 1996, to $1.2 million for the year ended December 31, 1997. See ITEM 6. "SELECTED FINANCIAL DATA" for the calculation and definition of FFO. For a more detailed discussion of advisory and other fees and services, see ITEM 10. "DIRECTORS, EXECUTIVE OFFICERS, AND ADVISOR OF THE REGISTRANT - The Advisor."

In addition to the $844,000 gain on sale of Polynesia, during fiscal 1996, the Company recorded a loss on the sale of real estate of $171,000 and an extraordinary gain of $253,000 both related to the sale of Villas at Central Park Apartments in January 1996.

1996 COMPARED TO 1995. The Company reported net income of $853,000 for fiscal 1996 compared to net income of $27,000 for fiscal 1995. The primary reason for this improvement was the $844,000 gain on sale of Polynesia. Other underlying components of this improvement in operating results are discussed in the following paragraphs.

Net rental income increased from $2.6 million in fiscal 1995 to $3.3 million in fiscal 1996. An increase of $729,000 was attributable to the operations of the properties added to the Company's multifamily portfolio during 1995 and 1996, while a decrease of $334,000 resulted from the sale of Villas at Central Park Apartments in 1996. $494,000 of the 1996 increase in net rental income was attributable to Polynesia which was sold in October 1996. Properties held in both 1995 and 1996 reported an overall increase of $275,000 in net rental income. Higher rental rates at certain properties and a reduction in leasing expenses contributed to this improvement. Overall occupancy levels for multifamily properties held in both years increased slightly, while those for commercial properties held in both years fell slightly.

Interest expense increased from $1.4 million in fiscal 1995 to $1.9 million in fiscal 1996. Of this increase, $498,000 resulted from interest expense associated with loans obtained or assumed in connection with the 1995 and 1996 property acquisitions. Properties held in both years reported an overall increase of $381,000 mainly due to the refinancing of the mortgage debt secured by Southern Elms Apartments and Aspentree Apartments during 1995, which increased mortgage debt by a total of $3.9 million. These increases were partially offset by a decrease of $391,000 due to the sale of Villas at Central Park Apartments in 1996.

Advisory fees to TRA totaled $146,000 in fiscal 1995 and $181,000 in fiscal 1996. Under the current advisory agreement with TRA, effective since April 1, 1995, the Company pays an incentive advisory fee equal to 16% per annum of adjusted funds from operations, as defined in the advisory agreement. Prior to April 1, 1995, the Company also paid an annual base advisory

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

fee of $50,000. FFO was $949,000 for the year ended November 30, 1996, compared to $1 million for the year ended November 30, 1995. See ITEM 6. "SELECTED FINANCIAL DATA" for the calculation and definition of FFO.

General and administrative expenses increased from $356,000 in fiscal 1995 to $466,000 in fiscal 1996, primarily due to increases in advisor expense reimbursements and professional fees related to administration of the one-for-five reverse share split in December 1995 and the Odd-Lot Offer in the first quarter of 1996.

The Company recorded a provision for loss credit of $190,000 in August 1995 as a result of a reversal of an allowance for estimated losses of $1 million recorded in previous years against the Company's note receivable secured by a second lien mortgage on Polynesia and a $1.4 million provision for loss due to permanent impairment of Villas at Central Park Apartments recorded in August 1995. Also, the Company determined that the remaining $802,000 balance of the allowance for estimated losses was no longer required against the Company's mortgage note receivable portfolio, while a $241,000 allowance for estimated losses was needed against the carrying value of one of its properties held for sale. As such, the Company recorded a reversal of $561,000 in August 1995.

Allowance for Estimated Losses and Provision for Losses

The Company's management periodically evaluates the carrying values of the Company's properties held for sale. Generally accepted accounting principles require that the carrying value of a property held for sale cannot exceed the lower of its cost or its estimated fair value less estimated costs to sell. In those instances in which estimates of fair value less estimated selling costs of the Company's properties held for sale are less than the carrying values thereof at the time of evaluation, an allowance for loss is provided by a charge against operations. The evaluation generally includes selective site inspections, a review of the property's current rents compared to market rents, a review of the property's expenses, a review of maintenance requirements, discussions with the manager of the property, and a review of the surrounding area. Future evaluations could cause the Company's management to adjust current estimates of fair value.

The Company's management also evaluates the Company's properties held for investment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. This review generally consists of a review of the property's cash flow and current and projected market conditions, as well as any changes in general and local economic conditions. If an impairment loss exists based on the results of this review, a loss is recognized by a charge against current earnings and a corresponding reduction in the respective asset's carrying value. The amount of this impairment loss is equal to the amount by which the carrying value of the property exceeds its estimated fair value.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Environmental Matters (Continued)

The Company's management is not aware of any environmental liability relating to the above matters that would have a material adverse effect on the Company's business, assets, or results of operations.

Tax Matters

For the 1997, 1996, and 1995 tax years, the Company elected and, in the opinion of the Company's management, qualified to be treated as a real estate investment trust ("REIT") as defined under Sections 856 through 860 of the Internal Revenue Code of 1986 (the "Code"). The Code requires a REIT to distribute at least 95% of its REIT taxable income plus 95% of its net income from foreclosure property, as defined in Section 857 of the Code, to stockholders. The conversion to a corporation and the change in fiscal year end described above under "Introduction" had no effect on the Company's status as a REIT.

Impact of the Year 2000 Issue

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company has initiated an assessment to determine the extent to which the Company is vulnerable to Year 2000 Issues. Management does not anticipate a material impact on the Company's business, financial position, or results of operations from the Year 2000 Issue.

Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130 - "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." The Company will adopt this statement, as required, on January 1, 1998, and expects the only effect of adoption to be reporting of comprehensive income in the Consolidated Statements of Operations.

Also in June 1997, the FASB issued SFAS No. 131 - "Disclosures About Segments of an Enterprise and Related Information," which supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise," SFAS No. 18 "Financial Reporting for Segments of a Business Enterprise - Interim Financial Statements," SFAS No. 24 - "Reporting Segment Information in Financial Statements that are Presented in Another Enterprise's Financial Report," and SFAS No. 30 - "Disclosure of Information About Major Customers." This statement is effective for financial statements for periods beginning after December 15, 1997. The Company's management has not fully evaluated the effects of implementing this statement but expects the Company's current financial statement disclosures will not be affected.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Possible Consolidation with National Income Realty Trust and Acquisition of Advisor

On February 19, 1998, the Company and National Income Realty Trust ("NIRT") jointly announced the agreement of their respective boards to form a single consolidated entity with the Company, for convenience, as the survivor. The surviving consolidated entity is intended to operate as a self-administered REIT. The consolidation transaction will be submitted to shareholders of each of the Company and NIRT for approval at special meetings to be held during 1998. Under the proposed agreement, each shareholder of NIRT will receive 1.97 shares of the Company's common stock for each share of beneficial interest of NIRT held. NIRT, also a REIT, has a similar opportunistic approach to real estate investment and had total consolidated assets of approximately $266 million as of December 31, 1997. Upon the approval and consummation of the consolidation transaction by the respective shareholders of each entity, the Company will acquire TRA, the Company's advisor since March 1, 1994, and NIRT's advisor since April 1, 1994, for 100,000 shares of the Company's common stock and options to acquire additional shares of the Company's common stock at prices ranging between $13 and $16 per share. The resulting consolidated entity with the Company as the survivor will emerge from these transactions as an integrated, self-administered, self-managed REIT controlling approximately 14,000 apartment units and 2.1 million square feet of retail and office space, primarily in California, Florida, and Texas. The consolidated transaction will be accounted for as a reverse acquisition of the Company by NIRT.

William S. Friedman, President, Chief Executive Officer, and Director of the Company, also serves as Director and Chief Executive Officer of TRA and as Trustee, President, and Chief Executive Officer of NIRT. TRA is owned by Mr. Friedman and his wife, Lucy N. Friedman. The Friedman family also owns approximately 30% of the outstanding shares of common stock of the Company and approximately 33% of the outstanding shares of beneficial interest of NIRT.

Risks Associated with Forward-Looking Statements Included in this Form 10-K

This Form 10-K contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to capital expenditures on Company properties. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive, and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable to the Company at this time.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                          Page
                                                                          ----
Report of Independent Public Accountants ...............................   22

Consolidated Balance Sheets -
     December 31, 1997, and  November 30, 1996 .........................   23

Consolidated Statements of Operations -
     Year Ended December 31, 1997
     Month Ended December 31, 1996
     Years Ended November 30, 1996 and 1995.............................   24

Consolidated Statements of Stockholders' Equity -
     Year Ended December 31, 1997
     Month Ended December 31, 1996
     Years Ended November 30, 1996 and  1995............................   25

Consolidated Statements of Cash Flows -
     Year Ended December 31, 1997
     Month Ended December 31, 1996
     Years Ended November 30, 1996 and 1995.............................   26

Notes to Consolidated Financial Statements..............................   28

Schedule III - Real Estate and Accumulated Depreciation.................   43




All other schedules are omitted because they are not required or are not applicable or the information required is included in the Consolidated Financial Statements or the notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of Tarragon Realty Investors, Inc.


We have audited the accompanying consolidated balance sheets of Tarragon Realty Investors, Inc., (effective July 25, 1997, ultimate successor in interest to Vinland Property Trust) and subsidiaries as of December 31, 1997, and November 30, 1996, and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1997, the month ended December 31, 1996, and each of the two years in the period ended November 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tarragon Realty Investors, Inc., and subsidiaries as of December 31, 1997, and November 30, 1996, and the results of their operations and their cash flows for the year ended December 31, 1997, the month ended December 31, 1996, and each of the two years in the period ended November 30, 1996, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Supplemental Schedule III is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                       Arthur Andersen LLP


Dallas, Texas
March 20, 1998

                         TARRAGON REALTY INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                                 December 31,   November 30,
                                                                                 ------------   ------------
                                                                                     1997          1996
                                                                                 ------------   ------------
                                                                                   (dollars in thousands)
                          Assets
Real estate held for sale (net of accumulated depreciation
  of  $1,484 in 1997) ........................................................     $  4,319      $    241
Less - allowance for estimated losses ........................................         (241)         (241)
                                                                                   --------      --------
                                                                                      4,078            --
Real estate held for investment (net of accumulated depreciation
  of $4,986 in 1997 and $5,575 in 1996) ......................................       27,795        22,248
Investments in and advances to partnerships ..................................        1,991         1,365
Cash and cash equivalents ....................................................        1,011         2,684
Restricted cash ..............................................................          737           479
Other assets, net ............................................................        1,865         1,981
                                                                                   --------      --------
                                                                                   $ 37,477      $ 28,757
                                                                                   ========      ========
              Liabilities and Stockholders' Equity

Liabilities
Notes, debentures, and interest payable ......................................     $ 26,416      $ 17,516
Other liabilities ............................................................        1,291         1,372
                                                                                   --------      --------
                                                                                     27,707        18,888
Commitments and contingencies ................................................

Stockholders' equity
Common stock, $.01 par value; authorized shares, 20,000,000;
  shares issued and outstanding, 1,317,812 in 1997 and
  1,344,576 in 1996 (after deducting 30,175 in 1997
  and 3,411 in 1996 held in treasury) ........................................           13         2,239
Paid-in capital ..............................................................       45,696        43,715
Accumulated dividends in excess of
  accumulated earnings .......................................................      (35,939)      (36,085)
                                                                                   --------      --------
                                                                                      9,770         9,869
                                                                                   --------      --------
                                                                                   $ 37,477      $ 28,757
                                                                                   ========      ========




              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                         TARRAGON REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             For the Year    For the Month
                                                             Ended Dec 31,    Ended Dec 31,     For the Years Ended Nov 30,
                                                             ------------     -----------      ----------------------------
                                                                  1997            1996             1996             1995
                                                             ------------     -----------      -----------      -----------
Income
   Rentals ..............................................     $     9,525     $       708      $     9,357      $     8,306
   Interest .............................................             147              16              127              131
   Equity in income (loss) of partnerships ..............              39             (27)             (20)              --
                                                              -----------     -----------      -----------      -----------
                                                                    9,711             697            9,464            8,437
Expense
   Property operations (including $339 in 1997,
      $26 in December 1996, $235 in fiscal
      1996, and $83 in fiscal 1995 to affiliates) .......           5,747             427            6,047            5,666
   Interest .............................................           2,135             157            1,929            1,441
   Depreciation .........................................             816              79              914              991
   Advisory fee to affiliate ............................             232              13              181              146
   General and administrative (including $236 in
      1997, $32 in December 1996, $232 in fiscal
      1996, and $165 in fiscal 1995 to affiliates)  .....             485              40              466              356
   Provision for losses .................................              --              --               --             (190)
                                                              -----------     -----------      -----------      -----------
                                                                    9,415             716            9,537            8,410
                                                              -----------     -----------      -----------      -----------

Income (loss) before net gain on sale of real estate
   and extraordinary gain ...............................             296             (19)             (73)              27
Net gain on sale of real estate .........................              --              --              673               --
                                                              -----------     -----------      -----------      -----------
Income (loss) from continuing operations ................             296             (19)             600               27
Extraordinary gain ......................................              --              --              253               --
                                                              -----------     -----------      -----------      -----------
Net income (loss) .......................................     $       296     $       (19)     $       853      $        27
                                                              ===========     ===========      ===========      ===========

Earnings per share - basic and diluted
Income (loss) from continuing operations ................     $       .22     $      (.01)     $       .44      $       .02
Extraordinary gain ......................................              --              --              .19               --
                                                              -----------     -----------      -----------      -----------
Net  income (loss).......................................     $       .22     $      (.01)     $       .63      $       .02
                                                              ===========     ===========      ===========      ===========

Weighted average shares of common stock used in
   computing earnings per share .........................       1,331,314       1,344,576        1,354,415        1,392,006
                                                              ===========     ===========      ===========      ===========

Weighted average shares of common stock used in
   computing earnings per share - assuming dilution .....       1,343,583       1,350,122        1,356,520        1,392,006
                                                              ===========     ===========      ===========      ===========




              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                         TARRAGON REALTY INVESTORS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                                       Accumulated
                                                                                        Dividends
                                               Common Stock                            in Excess of
                                        --------------------------      Paid-in        Accumulated     Stockholders'
                                          Shares          Amount        Capital         Earnings         Equity
                                        ----------      ----------     ----------      ----------      ----------
                                                                 (dollars in thousands)
Balance, November 30, 1994 ........      1,392,006      $    2,318     $   43,876      $  (36,965)     $    9,229

Net income ........................             --              --             --              27              27
                                        ----------      ----------     ----------      ----------      ----------
Balance, November 30, 1995 ........      1,392,006           2,318         43,876         (36,938)          9,256

Share repurchases .................        (47,430)            (79)          (161)             --            (240)

Net income ........................             --              --             --             853             853
                                        ----------      ----------     ----------      ----------      ----------
Balance, November 30, 1996 ........      1,344,576           2,239         43,715         (36,085)          9,869

Net (loss) ........................             --              --             --             (19)            (19)
                                        ----------      ----------     ----------      ----------      ----------
Balance, December 31, 1996 ........      1,344,576           2,239         43,715         (36,104)          9,850

Adjustment for change
    in par value ..................             --          (2,198)         2,198              --              --

Share repurchases .................        (26,764)            (28)          (217)             --            (245)

Cash dividend to stockholders
    ($.10 per share) ..............             --              --             --            (131)           (131)

Net income ........................             --              --             --             296             296
                                        ----------      ----------     ----------      ----------      ----------

Balance, December 31, 1997 ........      1,317,812      $       13     $   45,696      $  (35,939)     $    9,770
                                        ==========      ==========     ==========      ==========      ==========




              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                         TARRAGON REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  For the Year     For the Month
                                                                  Ended Dec 31,     Ended Dec 31,     For the Years Ended Nov 30,
                                                                  -------------    -------------     ----------------------------
                                                                       1997             1996             1996             1995
                                                                   -----------      -----------      -----------      -----------
                                                                                      (dollars in thousands)
Cash Flows from Operating Activities
  Rentals collected ..........................................     $     9,520      $       709      $     9,377      $     8,320
  Interest collected .........................................             124               19              129              128
  Interest paid ..............................................          (2,007)            (186)          (1,752)          (1,383)
  Payments for property operations (including $339 in 1997,
    $26 in December 1996, $235 in fiscal 1996,
    and  $83 in fiscal 1995 to  affiliates) ..................          (5,722)            (528)          (5,723)          (5,532)
  General and administrative expenses paid (including
    $236 in 1997, $32 in December 1996, $232 in
    fiscal 1996, and  $165 in fiscal 1995 to affiliates) .....            (571)             (31)            (421)            (427)
  Advisory fee paid to affiliate .............................            (231)              --             (238)            (138)
  Advisory fee received from prior advisor ...................              --               --               --              115
  Organizational costs paid ..................................            (127)              --               --               --
  Deferred financing costs paid ..............................            (290)              (3)              (6)            (272)
                                                                   -----------      -----------      -----------      -----------
    Net cash provided by (used in) operating activities ......             696              (20)           1,366              811
                                                                   -----------      -----------      -----------      -----------

Cash Flows from Investing Activities
  Acquisition of real estate .................................          (2,641)              --           (1,863)            (258)
  Proceeds from the sale of real estate ......................              --               --            3,088               --
  Real estate improvements ...................................          (1,332)             (96)            (822)            (534)
  Collections of notes receivable ............................              68              685                3              181
  Funding of note receivable .................................              --               --               --             (196)
  Distributions from partnerships ............................              69               --               --               --
  Acquisition of partnership interests .......................              --               --             (813)              --
  Advances to partnerships ...................................          (1,186)             (40)            (572)              --
                                                                   -----------      -----------      -----------      -----------
    Net cash  provided by (used in) investing activities .....          (5,022)             549             (979)            (807)
                                                                   -----------      -----------      -----------      -----------

Cash Flows from Financing Activities
  Proceeds from borrowings ...................................           7,950               --               --            5,336
  Payments of notes payable ..................................          (5,286)             (34)            (371)          (2,343)
  Redemption of uncertificated obligations ...................              --               --               --              (91)
  Replacement escrow (deposits) receipts, net ................            (244)             (17)              61             (268)
  Share repurchases ..........................................            (245)              --             (240)              --
                                                                   -----------      -----------      -----------      -----------
    Net cash provided by (used in) financing activities ......           2,175              (51)            (550)           2,634
                                                                   -----------      -----------      -----------      -----------

Net increase (decrease)  in cash and cash equivalents ........          (2,151)             478             (163)           2,638
Cash and cash equivalents, beginning of period ...............           3,162            2,684            2,847              209
                                                                   -----------      -----------      -----------      -----------
Cash and cash equivalents, end of period .....................     $     1,011      $     3,162      $     2,684      $     2,847
                                                                   ===========      ===========      ===========      ===========



              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                         TARRAGON REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                   For the Year     For the Month
                                                                   Ended Dec 31,    Ended Dec 31,    For the Years Ended Nov 30,
                                                                   -----------      -----------      ----------------------------
                                                                      1997             1996             1996             1995
                                                                   -----------      -----------      -----------      -----------
                                                                                       (dollars in thousands)
Reconciliation of net income (loss) to net cash
  provided by (used in) operating activities:
  Net income (loss) ............................................   $       296      $       (19)     $       853      $        27
  Extraordinary gain ...........................................            --               --             (253)              --
  Net gain on sale of real estate ..............................            --               --             (673)              --
  Depreciation and amortization  ...............................         1,021               89            1,033            1,137
  Provision for losses .........................................            --               --               --             (190)
  Equity in (income) loss of partnerships ......................           (39)              27               20               --
  Changes in other assets and liabilities, net of effects
     of  noncash investing and financing activities
     (Increase) in other assets ................................          (566)             (30)            (117)             (65)
     Increase (decrease) in other liabilities...................           (51)             (57)             396             (104)
     Decrease in interest receivable............................            --                5               --               --
     Increase (decrease) in interest payable....................            35              (35)             107                6
                                                                   -----------      -----------      -----------      -----------
Net cash provided by (used in) operating activities ............   $       696      $       (20)     $     1,366      $       811
                                                                   ===========      ===========      ===========      ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Changes in assets and liabilities in connection with the
  purchase, foreclosure, or exchange of real estate
    Real estate ................................................   $     5,776      $     3,973      $     4,344      $    13,393
    Advances to partnership ....................................            --             (572)              --               --
    Notes and interest receivable ..............................            --               --               --           (1,935)
    Other assets ...............................................           171              (17)              39              194
    Notes and interest payable .................................        (3,275)          (2,995)          (2,510)         (11,142)
    Other liabilities ..........................................           (31)            (389)             (10)            (252)
                                                                   -----------      -----------      -----------      -----------
      Cash paid ................................................   $     2,641      $        --      $     1,863      $       258
                                                                   ===========      ===========      ===========      ===========

Assets disposed of and liabilities released in connection
  with the sale of real estate
    Real estate ................................................   $        --      $        --      $    13,732      $        --
    Other assets ...............................................            --               --              (91)              --
    Notes and interest payable .................................            --               --          (11,160)              --
    Other liabilities ..........................................            --               --             (319)              --
    Net gain on sale ...........................................            --               --              673               --
    Extraordinary gain .........................................            --               --              253               --
                                                                   -----------      -----------      -----------      -----------
      Cash received ............................................   $        --      $        --      $     3,088      $        --
                                                                   ===========      ===========      ===========      ===========


              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                         TARRAGON REALTY INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements of Tarragon Realty Investors, Inc., subsidiaries, and consolidated partnerships (the "Company") have been prepared in conformity with generally accepted accounting principles ("GAAP"), the most significant of which are described in NOTE 1. "SIGNIFICANT ACCOUNTING POLICIES." The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These, along with the remainder of the Notes to Consolidated Financial Statements, are an integral part of the Consolidated Financial Statements. The data presented in the Notes to Consolidated Financial Statements are as of December 31, 1997, and for the year then ended, unless otherwise indicated. Dollar amounts in tables are in thousands, except per share amounts.

Certain balances for 1995 and 1996 have been reclassified to conform to the 1997 presentation.

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

Organization and Company business. Tarragon Realty Investors, Inc., ("TRI" or the "Company") is a Nevada corporation incorporated April 2, 1997, and the ultimate successor in interest to Vinland Property Trust (the "Trust"), a California business trust which was established July 18, 1973, and commenced operations April 2, 1974. The Trust was formed to invest in real estate, including commercial and multifamily properties. On July 10, 1997, the shareholders of the Trust approved the conversion of the Trust into a Nevada corporation, which was accomplished by incorporating the Trust as a California corporation and merging it into the Company, a wholly-owned subsidiary of the Trust, with the Company as the surviving entity. The effective date of the merger of the Trust and the Company was July 25, 1997. References to the Company, its Board of Directors, its stockholders, and its shares of common stock ($.01 par value)in relation to dates prior to July 25, 1997, refer to the Trust, its Board of Trustees, its shareholders, and its shares of beneficial interest (no par value). While the Trust had a November 30 fiscal year end, the Company has a December 31 fiscal year end. Accordingly, the accompanying Consolidated Financial Statements include Statements of Operations, Stockholder's Equity, and Cash Flows for the one month period ended December 31, 1996, which represents the transition period related to the change in fiscal year end.

Basis of consolidation. The Consolidated Financial Statements include the accounts of the Company, its subsidiaries, and partnerships which it controls. All significant intercompany transactions and balances have been eliminated.

Real estate and depreciation. Real estate held for sale is carried at the lower of cost or estimated fair value less estimated costs to sell. Real estate held for investment is carried at cost unless an impairment is determined to exist, as discussed below. Impaired properties are written down to their estimated fair values. The Company capitalizes property improvements and major rehabilitation projects which increase the value of the respective property and have useful lives greater than one year, except for individual expenditures less than $10,000 which are not part of a planned renovation project. Under this policy, during 1997, expenditures of $1.3 million were capitalized and property replacements of $432,000 were expensed. Property replacements include, but are not limited to, such items as carpet; appliances; plumbing and heating, ventilation, and air conditioning replacements; exterior painting; and parking lot improvements. Depreciation is provided against real estate held for investment by the straight-line method over the estimated useful lives of the assets, which range from five to 40 years.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company's management evaluates the Company's properties held for investment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. This evaluation generally consists of a review of the property's cash flow and current and projected market conditions, as well as any changes in general and local economic conditions. If an impairment loss exists based on the results of this review, a loss is recognized by a charge against current earnings and a corresponding reduction in the respective asset's carrying value. The amount of this impairment loss is equal to the amount by which the carrying value of the property exceeds its estimated fair value.

At least annually, all properties held for sale are reviewed by the Company's management, and a determination is made if the held for sale classification remains appropriate. The following are among the factors considered in determining that a change in classification to held for investment is appropriate: (i) the property has been held for at least one year; (ii) management has no intent to dispose of the property within the next twelve months; (iii) the property is a "qualifying asset" as defined in the Internal Revenue Code of 1986, as amended (the "Code"); (iv) property improvements have been funded; and (v) the Company's financial resources are such that the property can be held long-term.

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121
- "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" on December 1, 1995. There was no cumulative effect nor any impact on the Company's financial position as a result of the adoption. Pursuant to the adoption, the Company ceased depreciation of its properties held for sale.

Allowance for estimated losses. Valuation allowances are provided for estimated losses on properties held for sale to the extent that the investment in the properties exceeds the Company's estimate of fair value less estimated selling costs. The provisions for losses are based on estimates, and actual losses may vary from current estimates. Such estimates are reviewed periodically. Any additional provision determined to be necessary or the reversal of any existing allowance no longer required is recorded by a charge or credit to current earnings.

Cash equivalents. The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

Restricted cash. Restricted cash represents escrow accounts, generally held by the lenders of certain of the Company's mortgage notes payable, for taxes, insurance, and property repairs.

Other assets. Other assets consist primarily of tenant accounts receivable, notes and interest receivable, prepaid leasing commissions, and deferred borrowing costs. Prepaid leasing commissions are amortized to leasing commission expense, included in property operating expenses, on the straight-line method over the related lease terms. Deferred borrowing costs are amortized on the straight-line method (which approximates the effective interest method) over the related loan terms, and such amortization is included in interest expense.

Revenue recognition on the sale of real estate. Gains on sales of real estate are recognized when and to the extent permitted by SFAS No. 66 - "Accounting for Sales of Real Estate." Until the requirements of SFAS No. 66 for full profit recognition have been met, transactions are accounted for using the deposit, installment, cost recovery, or financing methods, whichever is appropriate.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investments in noncontrolled partnerships. The Company uses the equity method to account for investments in partnerships it does not control. Under the equity method, the Company's initial investment is increased by the Company's proportionate share of the partnership's operating income and additional advances and decreased by the Company's proportionate share of the partnership's operating losses and distributions received.

Earnings per share. Income (loss) per share of common stock is computed based upon the weighted average number of shares of common stock outstanding during each fiscal year. Effective December 1, 1995, the Board of Trustees approved a one-for-five reverse split of the Trust's shares of beneficial interest. All share and per share data for the year ended November 30, 1995, and earlier periods have been restated to give effect to the one-for-five reverse share split.

On December 31, 1997, The Company adopted SFAS No. 128 - "Reporting Earnings Per Share," which superseded the Accounting Principles Board's Opinion No. 15 ("APB No. 15") - "Earnings Per Share." This statement requires business enterprises with other than simple capital structures to report both basic and diluted earnings per share for each period for which a statement of operations is presented. There was no cumulative effect nor any impact on the Company's financial position as a result of the adoption.

Fair value of financial instruments. SFAS No. 107 - "Disclosures About Fair Value of Financial Instruments" requires the Company to disclose the estimated fair values of its financial instrument assets and liabilities.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 1997, and November 30, 1996. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimated fair values presented do not purport to present amounts to be ultimately realized or paid by the Company, which may vary significantly from the estimated fair values presented. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values.

As of December 31, 1997, and November 30, 1996, the Company's management estimates that the carrying amounts approximate fair value for cash and cash equivalents and restricted cash because of the short maturities of those instruments. In addition, the carrying amounts of notes receivable and other liabilities approximate fair value. The fair values of the Company's notes and debentures payable are estimated by discounting future expected cash flows using current rates for loans with similar terms and maturities.

Stock option plans. On December 1, 1995, the Company adopted SFAS No. 123 "Accounting and Disclosure of Stock-Based Compensation," which requires disclosures based on the fair values of stock options at the date of grant. There was no cumulative effect nor any impact on the Company's financial position as a result of the adoption. The Company will continue to measure any compensation costs associated with the issue of stock options using the guidance provided by APB No. 25. Under APB No. 25, compensation costs related to stock options issued pursuant to compensatory plans are measured based on the difference between the quoted market price of the stock at the measurement date (ordinarily the date of grant) and the exercise price and should be charged to expense over the periods during which the grantee performs the related services. All stock options issued to date by the Company have exercise prices equal to the market price of the stock at the dates of grant. See NOTE 9. "STOCK OPTIONS."

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2.   REAL ESTATE AND DEPRECIATION

In March 1997, after receiving an unsolicited offer to purchase One Turtle Creek Office Complex, the Company initiated a formal marketing program to sell this property and reclassified it to held for sale. Accordingly, the Company ceased depreciation of this property in March 1997. As the estimated fair value of this property exceeded its carrying value, no loss was recognized in connection with this reclassification.

At December 31, 1997, all of the Company's real estate, except Phoenix Apartments, Holly House Apartments, and Cochonour farm and luxury residence ("Cochonour"), was pledged as collateral on notes payable. See NOTE 5. "NOTES, DEBENTURES, AND INTEREST PAYABLE."

Since November 30, 1994, the Company has purchased four multifamily properties and two commercial properties comprising 433,967 square feet, as presented below, and, in connection with these acquisitions, paid Tarragon Realty Advisors, Inc. ("TRA"), the Company's advisor since March 1, 1994, real estate acquisition fees totaling $121,370. These properties are located in the same geographical areas where the Company currently operates and were acquired in separate transactions.

                                                                                                        Cost of Acquisition
                                                            Date                           Square     -----------------------
       Property                  Location                 Acquired          Units         Footage     Cash               Debt
       --------                  --------                 --------          -----         -------     ----               ----
     1997 Acquisitions
     The Brooks                  Addison, TX              Jan-97             104           94,176   $      931         $   1,324
     Park 20 West                Tallahassee, FL          Aug-97              --           69,066        1,710             1,944
                                                                            ----         --------   ----------         ---------
                                                                             104          163,242        2,641             3,268
                                                                            ----         --------   ----------         ---------
     December 1996 Acquisition
     Tarzana Towne Plaza         Tarzana, CA              Dec-96              --           37,208          594             2,971

     Fiscal 1996  Acquisitions
     Holly House                 North Miami, FL          Apr-96              57           45,417        1,438               -
     Mission Trace               Tallahassee, FL          May-96              96          104,400          325             2,510
                                                                            ----         --------   ----------         ---------
                                                                             153          149,817        1,763             2,510
                                                                            ----         --------   ----------         ---------
     Fiscal 1995 Acquisition
     Collegewood                 Tallahassee, FL          May-95             162           83,700          118             2,363
                                                                            ----         --------   ----------         ---------
                                                                             419          433,967   $    5,116         $  11,112
                                                                            ====         ========   ==========         =========


The Company purchased Collegewood from Investors Florida Capitol Fund II, Ltd., a Florida limited partnership (the "Seller"). Investors General, Inc. ("IGI"), which owns a 1% general partnership interest in the Seller, is owned by Investors General Acquisition Corporation ("IGAC"). John A. Doyle, Director and Chief Financial Officer of the Company until September 1996, is a 62.5% stockholder of IGAC. Mr. Doyle also served as Director and President and was 50% owner of TRA until September 1996. TRA is currently owned by William S. Friedman and Lucy N. Friedman, his wife. Mr. Friedman serves as President, Chief Executive Officer, and Director of the Company and Director and Chief Executive Officer of TRA. The Friedman family owns approximately 30% of the outstanding common stock of the Company. The purchase price of the property was based on its fair market value, and the entire transaction was approved by a majority of the limited partners of the Seller as well as the unaffiliated Directors of the Company. IGI and Messrs. Friedman and Doyle abstained in the votes. Because the property was acquired from an affiliate, in accordance with the advisory agreement between the Company and TRA, no acquisition fee was paid to TRA in connection with this transaction.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2.  REAL ESTATE AND DEPRECIATION (Continued)

In August 1994, the Company entered into a contract for a tax-free exchange of Westover Valley Apartments in Fort Worth, Texas, for Riverside Apartments ("Riverside"), a 145-unit property in Austin, Texas. In August 1995, the exchange was completed. In connection with the exchange closing, the Company assumed the $2.9 million note payable secured by a first lien mortgage on Riverside. The Company recognized no gain or loss on the exchange. Between August 1994 and August 1995, the Company leased Riverside under an operating lease for $40,000 per month.

In August 1995, the Company and the borrower agreed to a settlement of the $2 million note receivable secured by a second lien mortgage on Polynesia Village Apartments ("Polynesia"), a 448-unit apartment complex located in Tacoma, Washington, which was subject to $5.8 million senior underlying debt. In accordance with the terms of the agreement, the Company paid the borrower $175,000 and gained control of the property. In August 1995, the Company recorded an in-substance foreclosure of Polynesia. As the estimated fair value of the property exceeded the Company's recorded investment in the mortgage note, a $1 million previously established allowance for estimated loss was reversed with a corresponding credit to provision for losses in August 1995.

In October 1996, the Company sold Polynesia for $9.6 million. The Company accepted a note receivable of $325,000 from the purchaser for a portion of the purchase price, and the purchaser agreed to reimburse the Company for certain capital improvements to the property totaling approximately $99,000. Through prorations at closing, the note balance was reduced to $192,000. The note bears interest at 12% per annum, matures in October 2000, and is secured by a .001% interest in the partnership which acquired the property. Once the note balance is paid in full, the Company's interest in the partnership terminates. The note receivable balance is included in "Other assets" in the accompanying Consolidated Balance Sheets. The Company received net cash proceeds of $3 million, including earnest money deposits received prior to closing, after the payoff of the first mortgage loan, closing costs and prorated property taxes, and a selling commission to the purchaser's real estate broker. In connection with this disposition, the Company paid TRA a brokerage commission of 2% of the total sales consideration, or $194,000. The Company recorded a gain on this sale of $844,000.

In September 1995, the Company ceased payments on the mortgage debt secured by the Villas at Central Park Apartments, a 288-unit complex located in Orlando, Florida, as the Company determined that further investment in the property could not be justified without substantial modification of the debt, consisting of a $2.4 million first lien and a $3 million second lien. In January 1996, the property was sold to a third party for $5.3 million. Pursuant to the sale contract, the second lien holder agreed to discount the mortgage debt assumed by the purchaser. In connection with the sale, the Company recorded an extraordinary gain of $253,000 due to the debt forgiveness and a loss on the sale of $171,000 equal to the amount by which the carrying value plus the costs to sell the property exceeded the sale price.

Results of operations for real estate held for sale for the year ended December 31, 1997, the month ended December 31, 1996, and the years ended November 30, 1996 and 1995, were $129,000, $(35,000),$(130,000), and $(74,000), respectively.
Operations for these properties (One Turtle Creek Office Complex and Cochonour) include rental revenue, property operating expenses, interest expense, and, prior to December 1, 1995, depreciation expense. For more information about these properties, See Schedule III.

The Company's aggregate net basis in its real estate for federal income tax purposes exceeded its net basis for GAAP purposes by $1.7 million and $6.5 million, at December 31, 1997, and November 30, 1996, respectively.

NOTE 3.  ALLOWANCE FOR ESTIMATED LOSSES AND PROVISIONS FOR LOSSES

There has been no activity in the allowance for estimated losses since November 30, 1995.

In August 1995, the Company reversed a $1 million previously established allowance for loss related to Polynesia. See NOTE 2. "REAL ESTATE AND DEPRECIATION."

The Company also concluded at August 31, 1995, that the remaining $802,000 balance in the allowance for estimated losses was no longer required against certain notes receivable. However, the Company ascertained that a $241,000 allowance against the carrying value of Cochonour was necessary to reduce its net carrying value to its estimated fair value. As a result, a reversal of $561,000 of the allowance for estimated losses was recorded in August 1995 as a credit to current earnings.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3.  ALLOWANCE FOR ESTIMATED LOSSES AND PROVISIONS FOR LOSSES (Continued)

In August 1995, the Company determined a permanent impairment in value existed on the Villas at Central Park Apartments and recorded a direct write-down of $1.4 million reducing the property carrying value to its then estimated fair value. This property was sold in January 1996. See NOTE 2. "REAL ESTATE AND DEPRECIATION."

NOTE 4.  INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

Investments in and advances to partnerships consist of the following:

                                                         Dec 31         Nov 30
                                                          1997           1996
                                                       ----------     ----------
 18607 Ventura Associates ("Ventura") ............     $       --     $      572
 Kearny Wrap LLC ("Kearny") ......................            441            395
 Larchmont Associates L.P. ("Larchmont") .........          1,170            398
 National Omni Associates, L.P. ("Omni") .........            380             --
                                                       ----------     ----------
                                                       $    1,991     $    1,365
                                                       ==========     ==========

In December 1995, the Company acquired a 20% general partner and an effective 37% limited partner interest in Larchmont for a cash investment of $418,000. Larchmont owns Larchmont West Apartments ("Larchmont West"), a 504-unit complex in Toledo, Ohio, which collateralizes nonrecourse mortgage debt of $5.3 million. During the thirteen months ended December 31, 1997, the Company advanced $846,000 to Larchmont primarily to fund capital improvements to Larchmont West.

In consideration of a $395,000 cash capital contribution, in June 1996, the Company acquired an effective 25% nonmanaging member interest in Kearny, which owned a $20.9 million wraparound mortgage loan secured by a 1 million square foot distribution facility net leased to the United States Postal Service located in Kearny, New Jersey. The note bears interest at 6% per annum and matures in 2013. The $16 million underlying first mortgage loan bears interest at 6% per annum and matures in 1998. In January 1998, Kearny sold the wraparound mortgage. For a discussion of the disposition, see NOTE 17. "SUBSEQUENT EVENTS."

Advances to partnerships included in the accompanying December 31, 1997, Consolidated Balance Sheet include $380,000 the Company advanced in December 1997 to Omni in exchange for a 25% interest in this partnership. Subsequent to year end, the Company advanced an additional $1 million to this partnership, which purchased 5600 Collins Avenue in Miami Beach, Florida. See NOTE 17 "SUBSEQUENT EVENTS." As the Company holds a noncontrolling interest in Omni, its investment in this partnership is accounted for using the equity method.

Advances to partnerships included in the accompanying November 30, 1996, Consolidated Balance Sheet represent $572,000 the Company advanced in September and October 1996 to Ventura, which purchased Tarzana Towne Plaza ("Tarzana"), a 37,208 square foot combination office/retail/medical building located in Tarzana, California, in October 1996. In December 1996, the Company converted its advances to a 1% general partner interest and a 59% limited partner interest in Ventura. In accordance with the partnership agreement, the Company's advances plus interest at 15% per annum are to be repaid in full before any distributions are to be paid to the partners. As the Company holds a controlling interest in Ventura, the operations of Tarzana have been consolidated. See NOTE 2. "REAL ESTATE AND DEPRECIATION."

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4.  INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS (Continued)

Set forth below are summarized financial data for Larchmont and Kearny (unaudited):

LARCHMONT ASSOCIATES, L.P.

                                                           Dec 31,       Nov 30,
                                                           -------      -------
                                                             1997         1996
                                                           -------      -------
 Real estate (net of accumulated depreciation of
   $288 in 1997 and $107 in 1996) ....................     $ 7,080      $ 6,334
 Other assets ........................................         389          573
 Note payable ........................................      (5,309)      (5,391)
 Due to partners .....................................      (1,491)        (645)
 Other liabilities ...................................        (196)        (213)
                                                           -------      -------
 Partners' capital ...................................     $   473      $   658
                                                           =======      =======

                                        Year Ended    Month Ended     Year Ended
                                         Dec 31,        Dec 31,        Nov 30,
                                        ---------      ---------      ---------
                                          1997           1996           1996
                                        ---------      ---------      ---------
Rental revenue ....................     $   1,818      $     149      $   1,652
Property operating expenses .......        (1,331)          (128)        (1,200)
Interest expense ..................          (476)           (36)          (365)
Depreciation expense ..............          (171)           (10)          (107)
                                        ---------      ---------      ---------
Net (loss) ........................     $    (160)     $     (25)     $     (20)
                                        =========      =========      =========

KEARNY WRAP LLC

                                                                      Dec 31,       Nov 30,
                                                                     --------      --------
                                                                       1997          1996
                                                                     --------      --------
Note receivable (net of discount of $3,203 in 1997 and 1996) ...     $ 17,702      $ 18,496
Other assets ...................................................           70            64
Note payable ...................................................      (15,976)      (16,880)
                                                                     --------      --------
Members' capital ...............................................     $  1,796      $  1,680
                                                                     ========      ========

                                        Year Ended     Month Ended   Year Ended
                                         Dec 31,        Dec 31,        Nov 30,
                                        ---------      ---------      ---------
                                          1997           1996           1996
                                        ---------      ---------      ---------
Interest income ...................     $   1,280      $     108      $     547
Interest expense ..................          (986)           (84)          (437)
Other expense .....................           (25)            (1)            (9)
                                        ---------      ---------      ---------
Net income ........................     $     269      $      23      $     101
                                        =========      =========      =========

                       TARRAGON REALTY INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5.  NOTES, DEBENTURES, AND INTEREST PAYABLE

Notes, debentures, and interest payable consisted of the following:

                                   December 31,               November 30,
                             -----------------------     -----------------------
                                       1997                       1996
                             -----------------------     -----------------------
                             Estimated                   Estimated
                               Fair         Book           Fair          Book
                              Value         Value          Value         Value
                             ---------     ---------     ---------     ---------
Notes payable ..........     $  27,256     $  25,319     $  16,975     $  16,450
Debentures .............           886           928           869           928
                             ---------     ---------     ---------     ---------
                             $  28,142        26,247     $  17,844        17,378
                             =========                   =========
Interest payable .......                         169                         138
                                           ---------                   ---------
                                           $  26,416                   $  17,516
                                           =========                   =========

At December 31, 1997, notes payable bear interest at rates ranging from 7.16% to 9.81% per annum and mature between 1999 and 2007. These notes are generally nonrecourse and are primarily collateralized by deeds of trust on real estate with an aggregate net carrying value of $28.4 million. Debentures bear interest at 9% per annum, mature June 30, 2003, and are redeemable by the Company at any time at 100% of the principal amount together with accrued but unpaid interest. Interest is payable semiannually in June and December. See NOTE 7. "DISTRIBUTIONS TO STOCKHOLDERS."

During the years ended November 30, 1995, and December 31, 1997, the Company obtained long term first mortgage financing on five properties totaling $13.3 million, receiving net cash proceeds of $5.9 million after the payoff of $6.2 million in existing debt. The remainder of the financing proceeds was used to fund escrows for property taxes, insurance, replacements, and repairs and to pay the associated closing costs. In connection with these financings the Company paid refinancing fees totaling $132,860 to TRA.

At December 31, 1997, scheduled principal payments on notes and debentures payable are due as follows:

                 1998........................................         $     493
                 1999........................................             2,533
                 2000........................................             2,393
                 2001........................................               583
                 2002........................................             1,852
                 Thereafter..................................            18,393
                                                                      ---------
                                                                      $  26,247
                                                                      =========

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6.   SHARE REPURCHASES

Following the December 1, 1995, one-for-five reverse share split, the Company offered to purchase all shares of each shareholder holding 99 or fewer shares either of record or beneficially on December 1, 1995. Under such offer (the "Odd-Lot Offer"), the Company agreed to purchase all shares duly tendered prior to February 29, 1996, at a price equal to the next closing price of the shares on the day the Company received the tendered shares. Additionally, in December 1995, the Board of Trustees authorized the Company to repurchase up to 139,200 shares in open market and negotiated transactions.

During fiscal 1996, the Company repurchased 47,430 shares, which included 43,696 shares related to the Odd-Lot Offer, 323 shares representing fractional shares related to the December 1995 reverse share split, and 3,411 shares in open market transactions, at a total cost of $240,000. During 1997, the Company repurchased 26,764 shares in open market transactions at a total cost of $245,000.

NOTE 7.  DISTRIBUTIONS TO STOCKHOLDERS

In October 1993, the Company paid to shareholders of record on September 15, 1993, a taxable dividend of $1.25 per share, totaling $1.5 million and equal to the Company's 1992 taxable income, in the form of either 9% Series A Convertible Subordinated Debentures ("Debentures") or Uncertificated Convertible Subordinated Obligations ("Obligations"). On December 30, 1994, the Company redeemed all the outstanding Obligations. At December 31, 1997, the outstanding principal balance of the Debentures totaled $928,000. See NOTE 5. "NOTES, DEBENTURES, AND INTEREST PAYABLE."

The Company declared a cash dividend of $.10 per share to stockholders of record on December 26, 1997, payable to stockholders in January 1998. No dividends were declared or paid in fiscal 1995 or 1996.

NOTE 8.  EARNINGS PER SHARE

Following is a reconciliation of the weighted average shares of common stock outstanding used in the computation of earnings per share and earnings per share
- assuming dilution.

                                                Year Ended            Month Ended
                                                December 31,          December 31,            For the Years Ended November 30,
                                                ------------          ------------            --------------------------------
                                                   1997                  1996                    1996                  1995
                                                ----------            ----------              ----------             ---------
Weighted average shares of
   common stock outstanding.............         1,331,314             1,344,576               1,354,415             1,392,006

Stock options...........................            12,269                 5,546                   2,105                   -
                                                 ---------             ---------               ---------             ---------

Weighted average shares of
   common stock outstanding -
   assuming dilution....................         1,343,583             1,350,122               1,356,520             1,392,006
                                                 =========             =========               =========             =========

The stock options outstanding at November 30, 1995, are not reflected in the calculation of weighted average shares of common stock outstanding - assuming dilution for the year ended November 30, 1995, because their effect was anti-dilutive.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9.  STOCK OPTIONS

In November 1995, the Company's stockholders approved two stock option plans: the Independent Director Stock Option Plan (the "Director Plan") and the Share Option and Incentive Plan (the "Incentive Plan"). Options granted pursuant to the Director Plan are immediately exercisable and expire on the earlier of the first anniversary of the date on which a Director ceases to be a Director of the Company or ten years from the date of grant. For each year an Independent Director continues to serve as a Director, he will be awarded an option to purchase 300 shares of common stock on December 1 of each year. The Director Plan provides for options covering a total of 60,000 shares.

Under the Incentive Plan, options have been granted to certain Company officers, key employees of TRA and Tarragon Management, Inc., ("TMI") a wholly-owned subsidiary of TRA, and a third party consultant to the Company. The Incentive Plan provides for options covering a total of 100,000 shares, and all grants are determined by the Option Committee, which is presently comprised of two Directors, Mr. Friedman and Mr. Michael E. Smith. Options granted pursuant to the Incentive Plan are exercisable beginning one year after the date of grant and expire five years from the date of grant.

The following table summarizes stock option activity:

                                                                       Outstanding                        Exercisable
                                                             ---------------------------------  --------------------------------
                                            Option Price                      Weighted Average                  Weighted Average
                                             per Share           Options       Exercise Price     Options        Exercise Price
                                           --------------    --------------   ----------------  --------------  ----------------
November 30, 1994, balance .............    $   --                  --          $   --               --          $   --
Options granted ........................      5 5/8              1,800             5.63            1,800            5.63
                                            -------------       ------          -------           ------         -------
November 30, 1995, balance .............      5 5/8              1,800             5.63            1,800            5.63
Options granted ........................      5 - 5 5/8         27,300             5.08           19,300            5.03
Options forfeited ......................      5                 (8,000)            5.00             --               --
                                            -------------       ------          -------           ------         -------
November 30, 1996, balance .............      5 - 5 5/8         21,100             5.16           21,100            5.08
Options granted ........................      7                  6,900             7.00            6,900            7.00
                                            -------------       ------          -------           ------         -------
December 31, 1996, balance .............      5 - 7             28,000             5.61           28,000            5.55
Options granted ........................      7 - 10 1/16       35,300             9.12              900           10.06
Options forfeited ......................     10                   (600)           10.00             --               --
                                            -------------       ------          -------           ------         -------
December 31, 1997, balance .............    $ 5 - 10 1/16       62,700          $  7.54           28,900         $  5.69
                                            =============       ======          =======           ======         =======

The Company applies APB No. 25 and related Interpretations in accounting for stock options granted pursuant to its plans. All stock options issued to date by the Company have exercise prices equal to the market price of the stock at the dates of grant. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's two stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE  9.  STOCK OPTIONS (Continued)

                                                                 For the Years Ended
                                               -------------------------------------------------------
                                                   December 31, 1997             November 30, 1996
                                               -------------------------     -------------------------
                                               As Reported    Pro Forma      As Reported    Pro Forma
                                               ----------     ----------     ----------     ----------
Net income ...............................     $      296     $      245     $      853     $      807

Earnings per share - basic and diluted
Net income ...............................     $      .22     $      .18     $      .63     $      .60


The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                              For the Years Ended
                                                       --------------------------------------
                                                       December 31,              November 30,
                                                       ------------              ------------
                                                          1997                       1996
                                                       ------------              ------------
 Dividend yield.....................................         --                         --
 Expected volatility................................         32%                        77%
 Risk-free interest rate............................        6.2%                       5.4%
 Expected lives (in years)..........................          3                          3
 Forfeitures........................................         10%                        10%

The weighted average fair value per share of options granted during the year ended December 31, 1997, the month ended December 31, 1996, and the year ended November 30, 1996, was $2.68, $2.06, and $2.68, respectively. At both December 31, 1997, and November 30, 1996, the weighted average remaining contractual life of the options then outstanding was 4.3 years.

In January 1998, the Company granted options covering 6,200 shares, all of which are exercisable on January 1, 1999, pursuant to the Incentive Plan. Also, an additional 15,400 of the December 31, 1997, outstanding options became exercisable in January and March 1998.

NOTE 10.  INCOME TAXES

At November 30, 1993, the Company recognized an aggregate deferred tax benefit of $600,000 due to tax deductions available to it in future years. However, due to, among other factors, the Company's inconsistent earnings history, the Company was unable to conclude that the future realization of the deferred tax benefit, which requires the generation of taxable income, was more likely than not. Accordingly, a valuation allowance for the entire amount of the deferred tax benefit has been recorded.

For the 1997, 1996, and 1995 tax years, the Company has elected and, in the opinion of the Company's management, qualified to be taxed as a Real Estate Investment Trust ("REIT"), as defined in Sections 856 through 860 of the Code, and, as such, will not be taxed for federal income tax purposes on that portion of its taxable income which is distributed to stockholders, provided that at least 95% of its REIT taxable income is distributed. See NOTE 7. "DISTRIBUTIONS TO STOCKHOLDERS."

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10.  INCOME TAXES (Continued)

No provision has been made for federal income taxes because the Company believes it has qualified as a REIT and expects that it will continue to do so. The conversion to a corporation and the change in fiscal year end described in NOTE
1. "SIGNIFICANT ACCOUNTING POLICIES" had no effect on the Company's status as a REIT. Although the Company's 1997 fiscal year ended December 31, 1997, for federal income tax purposes, its 1997 fiscal year ended November 30, 1997. Therefore, the cash dividend declared in December 1997 had no effect on the Company's 1997 tax year.

NOTE 11.  RENTALS UNDER OPERATING LEASES

The Company's rental operations include the leasing of four commercial properties subject to leases with terms greater than one year. The leases thereon expire at various dates through 2013. The following is a schedule of future minimum rentals on non-cancelable operating leases as of December 31, 1997:

                 1998........................................         $      2,333
                 1999........................................                1,777
                 2000........................................                1,268
                 2001........................................                  967
                 2002........................................                  357
                 Thereafter..................................                  802
                                                                      ------------
                                                                      $      7,504
                                                                      ============

NOTE 12.  ADVISORY AGREEMENT

Although the Board is directly responsible for managing the affairs of the Company and for setting the policies which guide it, the day-to-day operations of the Company are performed by an advisory firm which operates under the supervision of the Board pursuant to a written advisory agreement approved by stockholders. The duties of the advisor include, among other things, locating, investigating, evaluating, and recommending real estate investment and sale opportunities and financing and refinancing sources for the Company. The advisor also serves as a consultant in connection with the business plan and investment policy decisions made by the Board.

Since March 1, 1994, TRA has provided advisory services to the Company pursuant to an advisory agreement approved by the Board and ratified by the stockholders on November 20, 1995. William S. Friedman, President, Chief Executive Officer, and Director of the Company, serves as a Director and Chief Executive Officer of TRA. TRA is owned by Mr. Friedman and Lucy N. Friedman, his wife. The Friedman family owns approximately 30% of the outstanding common stock of the Company.

Under the Company's initial advisory agreement, the Company paid TRA an annual base advisory fee of $50,000 plus an incentive advisory fee equal to 16% of the Company's adjusted funds from operations before deduction of the advisory fee. Adjusted funds from operations is defined as funds from operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts, plus any loss due to the write-down or sale of any real property or mortgage loan acquired prior to January 1, 1989. FFO represents net income (loss), computed in accordance with GAAP, excluding gains (or losses) from the sales of properties and debt restructurings, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Additionally, TRA could receive commissions of 1% based upon (i) acquisition cost of real estate, (ii) mortgage loans acquired, and (iii) mortgage loans obtained or refinanced and a 10% incentive sales commission based on gains from the sale of real estate.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12.  ADVISORY AGREEMENT (Continued)

At the March 1995 Board meeting, the Directors approved a revised advisory agreement, effective April 1, 1995, which was approved by the stockholders at the November 20, 1995, annual stockholder meeting. In addition to technical changes designed to clarify the responsibilities and rights of TRA, the new agreement eliminated the $50,000 annual base fee, the incentive sales compensation, and mortgage loan acquisition commissions. Moreover, it provides that real estate brokerage commissions shall be payable to TRA and its affiliates only following specific Board approval for each transaction rather than as a general practice. The renewal of the advisory agreement between the Company and TRA was approved by stockholders on July 10, 1997.

Employees of TRA render services to the Company, as the Company has no employees. In accordance with the terms of the advisory agreement, certain services provided by the advisor, including, but not limited to, accounting, legal, investor relations, data processing, and the related departmental overhead, are reimbursed directly by the Company.

Under the advisory agreement, all or a portion of the advisory fee must be refunded by the advisor to the Company if the Operating Expenses, as defined, exceed certain limits based on the book value, net asset value, and net income of the Company during such fiscal year. The operating expenses of the Company did not exceed such limitation in 1995, 1996, or 1997. In 1993, the operating expense limitation required the Company's prior advisor to refund $146,000 of the 1993 advisory fee. In August 1994, the Company accepted a promissory note for the outstanding balance of 1993 advisory fees. This unsecured note accrued interest at 12% per annum, called for monthly payments of $10,000, and all outstanding principal and interest was paid in full on October 1, 1995.

For additional information on compensation paid to the advisor, see ITEM 10. "DIRECTORS, EXECUTIVE OFFICERS, AND ADVISOR OF THE REGISTRANT - The Advisor."

NOTE 13.  PROPERTY MANAGEMENT

Since March 1, 1994, TRA has provided property management services to the Company for a fee of 4.5% of the monthly gross rents collected. Until April 1996, TRA subcontracted with other entities for the provision of the property-level management services for the Company. TMI currently provides property-level management services to the Company's multifamily properties for a fee of 4.5% of the monthly gross rents collected, while the property-level management services are provided by third party subcontractors for the Company's commercial properties.







                     [This space intentionally left blank.]

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14.  ADVISORY FEES, PROPERTY MANAGEMENT FEES, ETC.

Fees and expense reimbursements to TRA and affiliates were as follows:

                             Year Ended   Month Ended
                            December 31,  December 31,  Years Ended November 30,
                            ------------  ------------  ------------------------
                               1997          1996          1996          1995
                            ----------    ----------    ----------     ---------
Fees

   Advisory                  $     232     $      13     $     181     $     146
   Acquisition                      56            22            43            --
   Real estate brokerage            --            --           194            --
   Equity refinancing               80            --            --            53
   Property management*            339            26           235            83
                             ---------     ---------     ---------     ---------
                             $     707     $      61     $     653     $     282
                             =========     =========     =========     =========

Expense reimbursements       $     236     $      32     $     232     $     165
                             =========     =========     =========     =========

-----------------------------

*Net of property management fees paid to third party subcontractors.

NOTE 15.  COMMITMENTS AND CONTINGENCIES

The Company is a party to various claims and routine litigation arising in the ordinary course of business. Management of the Company does not believe that the results of such claims and litigation, individually or in the aggregate, will have a material adverse effect on its business, financial position, or results of operations.

NOTE 16.  PRO FORMA CONDENSED FINANCIAL INFORMATION  (Unaudited)

As more fully described in NOTE 2. "REAL ESTATE AND DEPRECIATION," the Company purchased six properties between December 1, 1994, and December 31, 1997. Following is supplemental pro forma operating data related to certain of these acquisitions, as summarized below:

                                               Number     Square         Date
          Property          Location          of Units   Footage       Acquired
         -----------      ---------------     --------   -------     ------------
         Collegewood      Tallahassee, FL       162       83,700     May 1995
         Holly House      North Miami, FL        57       45,417     April 1996
         Mission Trace    Tallahassee, FL        96      104,400     May 1996
         Park 20 West     Tallahassee, FL        --       69,066     August 1997

The following unaudited supplemental pro forma operating data is presented as if each of the above acquisitions had been consummated as of the beginning of the year prior to the year in which it occurred.

The pro forma operating results combine the Company's historical operating results with the historical incremental rental revenue and operating expenses associated with the acquired properties and pro forma adjustments. Pro forma adjustments primarily represent the increase in interest costs assuming the borrowings to finance property acquisitions had occurred at the beginning of the year prior to the year in which they occurred.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16.  PRO FORMA CONDENSED FINANCIAL INFORMATION  (Unaudited) (Continued)

These pro forma amounts are not necessarily indicative of what the actual results of operations of the Company would have been assuming the above acquisitions had been consummated as of the beginning of the year prior to the year in which they occurred, nor do they purport to represent the future results of operations of the Company.

                                                                    For the Years Ended
                                                          ---------------------------------------
                                                          Dec 31,             November 30,
                                                          --------      -------------------------
                                                            1997           1996           1995
                                                          --------      ---------       ---------
         Total revenue.................................   $ 10,374      $  10,653       $   9,688
         Income from continuing operations.............        410            764             138
         Net income....................................        410          1,017             138

         Earnings per share - basic and diluted
         Net income....................................   $    .31      $     .75       $     .10

NOTE 17.  SUBSEQUENT EVENTS

In December 1997, the Company advanced $380,000 to Omni in exchange for a 25% interest in this partnership. See NOTE 4. "INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS." Subsequent to year end, the Company advanced an additional $1 million, and Omni purchased 5600 Collins Avenue, a 289-unit, high rise apartment building in Miami Beach, Florida, for $31 million in February 1998. $26 million of the purchase price was financed through first and second lien mortgages.
Omni paid a brokerage commission of $100,000 to Highland Funding Corp., for which Chester Beck, a Director of the Company, serves as President, for consulting services provided in connection with this acquisition. Omni also paid TRA an acquisition fee of $150,000 in connection with this acquisition.

In January 1998, Kearny closed on the disposition of the wraparound mortgage secured by a 1 million square foot distribution facility net leased to the United States Postal Service located in Kearny, New Jersey. The gross sale price was $3.4 million, and the Company received $705,000 representing its proportionate share of the net sale proceeds. In connection with the disposition, the Company will recognize a gain of approximately $264,000.

On February 19, 1998, the Company and National Income Realty Trust ("NIRT") jointly announced the agreement of their respective boards to form a single consolidated entity with the Company, for convenience, as the survivor. The surviving consolidated entity is intended to operate as a self-administered REIT. The consolidation transaction will be submitted to shareholders of each of the Company and NIRT for approval at special meetings to be held during 1998. Under the proposed agreement, each shareholder of NIRT will receive 1.97 shares of the Company's common stock for each share of beneficial interest of NIRT held. NIRT, also a REIT, has a similar opportunistic approach to real estate investment and had total consolidated assets of approximately $266 million as of December 31, 1997. Upon the approval and consummation of the consolidation transaction by the respective shareholders of each entity, the Company will acquire TRA, the Company's advisor since March 1, 1994, and NIRT's advisor since April 1, 1994, for 100,000 shares of the Company's common stock and options to acquire additional shares of the Company's common stock at prices ranging between $13 and $16 per share. The resulting consolidated entity with the Company as the survivor will emerge from these transactions as an integrated, self-administered, self-managed REIT controlling approximately 14,000 apartment units and 2.1 million square feet of retail and office space, primarily in California, Florida, and Texas. The consolidation transaction will be accounted for as a reverse acquisition of the Company by NIRT.

                                                                    SCHEDULE III

                         TARRAGON REALTY INVESTORS, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31,1997
                             (DOLLARS IN THOUSANDS)

                                                                                      COSTS CAPITALIZED
                                                          INITIAL COST                  SUBSEQUENT TO
                                                  -----------------------------         ACQUISITION
                                                                  BUILDINGS AND   ----------------------------
DESCRIPTION                       ENCUMBRANCES        LAND        IMPROVEMENTS    IMPROVEMENTS       OTHER
----------------                  ------------    ------------    -------------   ------------    ------------
PROPERTIES HELD FOR INVESTMENT
Apartments
Aspentree Apartments              $      3,881    $        666    $      3,445    $      1,122    $         --
  Dallas, TX
The Brooks                               1,306             443           1,797             273              --
  Addison, TX
Collegewood Apartments                   2,042             500           1,996             206              --
  Tallahassee, FL
French Villa Apartments                  1,901             126           1,022             194              --
  Tulsa, OK
Holly House Apartments                      --             295           1,182             463              --
  North Miami, FL
Mission Trace Apartments                 2,237             574           2,294              71              --
  Tallahassee, FL
Phoenix Apartments                          --             464           1,873           1,315            (719)(1)
  Tulsa, OK
Riverside Apartments                     4,200             723           2,894              71              --
  Austin, Texas
Southern Elms Apartments                 1,327              61             816             106              --
  Tulsa, OK

Commercial
Briarwest Shopping Center                1,698             269           1,077             194              --
  Houston, TX
Park 20 West Office Park                 1,926             706           2,830              --              --
  Tallahassee, FL
Tarzana Towne Plaza                      2,947             684           2,737              11              --
  Tarzana, CA
                                  ------------    ------------    ------------    ------------    ------------
                                        23,465           5,511          23,963           4,026            (719)

PROPERTIES HELD FOR SALE
One Turtle Creek                         1,854             548           2,261           2,753              --
  Office Complex
  Dallas, TX
Cochonour Farm/Residence                    --             150              91              --              --
  Carroll County, MO              ------------    ------------    ------------    ------------    ------------


                                         1,854             698           2,352           2,753              --
                                  ------------    ------------    ------------    ------------    ------------
Total                             $     25,319    $      6,209    $     26,315    $      6,779    $       (719)
                                  ============    ============    ============    ============    ============

                                                                                                                      LIFE ON WHICH
                                            GROSS CARRYING AMOUNTS                                                     DEPRECIATION
                                               AT END OF YEAR                                                           IN LATEST
                                --------------------------------------------                                            STATEMENT
                                                BUILDINGS AND                   ACCUMULATED    DATE OF       DATE     OF OPERATIONS
DESCRIPTION                         LAND        IMPROVEMENTS       TOTAL        DEPRECIATION CONSTRUCTION  ACQUIRED    IS COMPUTED
------------------              ------------    ------------    ------------    ------------ ------------  ---------- ------------
PROPERTIES HELD FOR INVESTMENT
Apartments
Aspentree Apartments            $        666    $      4,567    $      5,233    $      1,939         1974    01/01/88   5-40 years
  Dallas, TX
The Brooks                               443           2,070           2,513              45    1969-1973    01/31/97   5-40 years
  Addison, TX
Collegewood Apartments                   500           2,202           2,702             163    1967-1973    05/01/95   5-40 years
  Tallahassee, FL
French Villa Apartments                  126           1,216           1,342             372         1971    11/17/88   5-40 years
  Tulsa, OK
Holly House Apartments                   295           1,645           1,940              52         1968    04/01/96   5-40 years
  North Miami, FL
Mission Trace Apartments                 574           2,365           2,939             103         1989    05/01/96   5-40 years
  Tallahassee, FL
Phoenix Apartments                       464           2,469           2,933           1,371         1971    01/31/86   5-40 years
  Tulsa, OK
Riverside Apartments                     723           2,965           3,688             188         1991    08/18/95   5-40 years
  Austin, Texas
Southern Elms Apartments                  61             922             983             294         1968    11/17/88   5-40 years
  Tulsa, OK

Commercial
Briarwest Shopping Center                269           1,271           1,540             344         1971    11/30/90   5-40 years
  Houston, TX
Park 20 West Office Park                 706           2,830           3,536              29         1972    08/15/97     40 years
  Tallahassee, FL
Tarzana Towne Plaza                      684           2,748           3,432              86         1985    12/01/96   5-40 years
  Tarzana, CA
                                ------------    ------------    ------------    ------------
                                       5,511          27,270          32,781           4,986

PROPERTIES HELD FOR SALE
One Turtle Creek                         548           5,014           5,562           1,484         1969    03/31/92   5-40 years
  Office Complex
  Dallas, TX
Cochonour Farm/Residence                 150              91             241              --         1982    09/30/94           --
  Carroll County, MO            ------------    ------------    ------------    ------------


                                         698           5,105           5,803           1,484
                                ------------    ------------    ------------    ------------
Total                           $      6,209    $     32,375    $     38,584    $      6,470
                                ============    ============    ============    ============



----------------------------------

(1)  Write-down of property due to permanent impairment.

                                                                    SCHEDULE III
                                                                     (Continued)

                         TARRAGON REALTY INVESTORS, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION


                                              Year Ended     Month Ended
                                             December 31,    December  31,   Years Ended November 30,
                                             ------------    -----------    ---------------------------
                                                 1997           1996           1996            1995
                                              -----------    -----------    -----------     -----------
                                                               (dollars in thousands)
Reconciliation of real estate

Beginning balance ........................    $    31,913    $    28,064    $    37,199     $    24,375

  Additions:
    Acquisitions and improvements ........          6,671          3,849          5,208           6,136
    Foreclosures .........................             --             --             --           8,058

  Deductions:
    Write-downs ..........................             --             --             --          (1,370)(1)
    Sales ................................             --             --        (14,343)             --
                                              -----------    -----------    -----------     -----------
Ending balance ...........................    $    38,584    $    31,913    $    28,064     $    37,199
                                              ===========    ===========    ===========     ===========


Reconciliation of accumulated depreciation

Beginning balance ........................    $     5,654    $     5,575    $     5,272     $     4,281

  Additions:
    Depreciation .........................            816             79            914             991

  Deductions:
    Sales ................................             --             --           (611)             --
                                              -----------    -----------    -----------     -----------
Ending balance ...........................    $     6,470    $     5,654    $     5,575     $     5,272
                                              ===========    ===========    ===========     ===========


---------------------

(1) Write-down of Villas at Central Park due to permanent impairment.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                     --------------------------------------

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND ADVISOR OF THE REGISTRANT

Directors

The affairs of Tarragon Realty Investors, Inc., (the "Company") are managed and controlled by a Board of Directors (the "Board") presently consisting of four members. The Directors are elected at the Annual Meeting of Stockholders or appointed by the incumbent Board and serve until the next Annual Meeting of Stockholders or until their respective successor has been duly elected.

The Directors of the Company are listed below, together with their ages, terms of service, all positions and offices with the Company and Tarragon Realty Advisors, Inc., ("TRA") the Company's advisor since March 1, 1994, their principal occupations, business experience, and directorships with other companies during the last five years or more. The designation "Affiliated" when used below with respect to a Director means that the Director is an officer, director, or employee of TRA or an officer of the Company. The designation "Independent" when used below with respect to a Director means that the Director is neither an officer of the Company nor a director, officer, or employee of TRA, although the Company may have certain business or professional relationships with such Director. See ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Certain Business Relationships." Also, see ITEM 11. "EXECUTIVE COMPENSATION" for a discussion of compensation paid to Independent Directors.

CHESTER BECK:  Age 68, Director  (Independent) (since May 1995).

     President (since March 1995) Highland Funding Corp., a mortgage brokerage firm; National Sales Manager (January 1994 to March 1995) Columbia Equities Limited, a real estate financing entity; Senior Vice President (April 1992 to January 1994) Peregrine Mortgage Company, Inc., an FHA approved mortgagee specializing in multifamily and health care project financing.

WILLIE K. DAVIS:  Age 66, Director  (Independent) (since October 1988).

     President (1971 to 1985) and Chairman and 50% shareholder (since 1985) of Mid-South Financial Corporation, holding company for Mid-South Mortgage Company and Gibbs Mortgage Company; Chairman and sole shareholder (since December 1985) of FMS, Inc., a property management and real estate development firm; Director (since 1987) of Southtrust Bank of Middle Tennessee; Director and Treasurer (since 1986) of Baptist Hospital, Inc., a Tennessee general welfare not-for-profit corporation; Director (since 1988) of Middle Tennessee Medical Center, a Tennessee general welfare not-for-profit corporation; Trustee or Director (October 1988 to March
     1995) of Continental Mortgage and Equity Trust ("CMET"), Income Opportunity Realty Investors, Inc. ("IORI"), and Transcontinental Realty Investors, Inc. ("TCI"); and Trustee (October 1988 to March 1995) of National Income Realty Trust ("NIRT").

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND ADVISOR OF THE REGISTRANT
         (Continued)

Directors (Continued)

WILLIAM S. FRIEDMAN:  Age 54, Director (Affiliated).

     Director or Trustee (since March 1988), Chief Executive Officer (since December 1993), President (since December 1988), Acting Chief Financial Officer (May 1990 to February 1991), Treasurer (August to September 1989), and Acting Principal Financial and Accounting Officer (December 1988 to August 1989) of the Company and NIRT; Trustee or Director (March 1988 to February 1994), Chief Executive Officer (December 1993 to February 1994), President (December 1988 to February 1994), Acting Chief Financial Officer (May 1990 to February 1991), Treasurer (August to September 1989), and Acting Principal Accounting Officer (December 1988 to August 1989) of CMET, IORI, and TCI; Director and Chief Executive Officer (since December 1990) of TRA; President (February 1989 to March 1993) and Director (February to December 1989) of Basic Capital Management, Inc. ("BCM"), the Company's advisor from March 1989 to March 1994; General Partner (1987 to March 1994) of Syntek Asset Management, L.P. ("SAMLP"), which is the General Partner of National Realty, L.P. ("NRLP") and National Operating, L.P. ("NOLP"); Director and President (March 1989 to February 1994) and Secretary (March 1989 to December 1990) of Syntek Asset Management, Inc. ("SAMI"), the Managing General Partner of SAMLP and a corporation owned by BCM; practicing Attorney (since 1971) with the Law Offices of William S. Friedman.

MICHAEL E. SMITH: Age 55, Director (Independent) (from October 1988 to August
                  1991 and since May 1995).

     Lawyer and Assistant Professor of Law (since August 1995) University of Wisconsin, Madison, Wisconsin; President (1988 to January 1995) and Director (1978 to May 1994) of the Vera Institute of Justice, a New York not-for-profit corporation concerned with the administration of justice; Director of Prosecuting Attorney's Research Council, Inc. (since 1987), New York Lawyers for the Public Interest (1986-1995), Center for Alternative Sentencing and Employment Services, Inc., formerly the Court Employment Project, Inc. (since 1978), and New York City Criminal Justice Agency, Inc. (since 1978); and Attorney at Law (since 1971).



                     [This space intentionally left blank.]

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND ADVISOR OF THE REGISTRANT
         (Continued)

Litigation and Claims Involving Mr. Friedman Related to Southmark Corporation

Separation of Messrs. Phillips and Friedman from Southmark. Until January 1989, William S. Friedman was an executive officer and director of Southmark Corporation ("Southmark"), serving as Vice Chairman of the Board (since 1982), Director (since 1980), and Secretary (since 1984) of Southmark. As a result of a deadlock on Southmark's Board of Directors, Mr. Friedman and Gene E. Phillips (who served as Director of the Company until December 31, 1992) reached a series of related agreements (later modified) with Southmark on January 17, 1989 (collectively, the "Separation Agreement"), whereby Messrs. Friedman and Phillips resigned their positions with Southmark and certain of Southmark's subsidiaries and affiliates. Southmark filed a voluntary petition in bankruptcy under Chapter 11 of the United States Bankruptcy Code on July 14, 1989. Subsequent to the filing of the Southmark bankruptcy, several lawsuits were filed against Southmark, its former officers and directors (including Mr. Friedman), and others, alleging, among other things, that such persons and entities misrepresented the financial condition of Southmark. Mr. Friedman denies all of such allegations. Those lawsuits in which Mr. Friedman was also involved as a defendant during the last five years are summarized below. The Company was not a defendant in any of these lawsuits, all of which have been dismissed or settled.

Mr. Friedman also served as a director of Pacific Standard Life Insurance Company ("PSL"), a wholly-owned subsidiary of Southmark, from October 1984 to January 1989. In a proceeding brought by the California Insurance Commissioner (the "Commissioner"), a California Superior Court appointed a conservator for PSL on December 11, 1989.

On October 12, 1990, the Commissioner filed suit against the former directors of PSL (including Mr. Friedman) seeking damages of $12 million and additional punitive damages. Such lawsuit alleged, among other things, that the defendants knowingly and willfully conspired among themselves to breach their duties as directors of PSL to benefit Southmark. Such suit further alleged that PSL's board of directors failed to convene meetings and delegated to Mr. Phillips authority to make decisions regarding loans, investments, and other transfers and exchanges of PSL assets. In August 1993, five former directors of PSL, including Mr. Friedman, settled this lawsuit without admitting any liability. Mr. Friedman complied with his obligations under the settlement and was discharged from any further liability in January 1998.

One of Southmark's principal businesses was real estate syndication, and, from 1981 through 1987, Southmark raised over $500 million in investments from limited partners in several hundred limited partnerships. Seven lawsuits were filed by investors alleging breach of fiduciary duties on the part of Mr. Friedman and others. Two cases were settled in July and October 1993 for nominal payments. In one case, all claims were dismissed by the Court, and the defendants (including Mr. Friedman) were awarded sanctions against plaintiff's counsel. The other four cases were voluntarily dismissed by the plaintiffs without payment of any kind by the defendants.

San Jacinto Savings Association. On November 30, 1990, San Jacinto Savings Association ("SJSA"), a savings institution that had been owned by Southmark since 1983, was placed under conservatorship of the Resolution Trust Corporation ("RTC") by federal banking authorities. The Office of Thrift Supervision ("OTS") also conducted a formal investigation of SJSA and its affiliates. During late November 1994, Mr. Friedman entered into certain agreements with the RTC and OTS settling all claims relating to (i) his involvement with SJSA and (ii) any guarantor arrangement of Mr. Friedman as to other financial institutions taken over by the RTC. Mr. Friedman's liability terminated on September 30, 1996, when the respondents as a group had paid a total of $4 million out of the total requirement. Mr. Friedman also consented to an order prohibiting him from participating in an insured depository institution without the prior written approval of the Director of OTS.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND ADVISOR OF THE REGISTRANT
         (Continued)

Board Committees

The Board held two meetings and acted by written consent two times during 1997 and held one meeting in December 1996. For such year, no incumbent Director attended fewer than 75% of the aggregate of (i) the total number of meetings held by the Board of Directors and (ii) the total number of meetings held by all committees of the Board of Directors on which he served during the periods that he served.

The Board has an Audit Committee, the function of which is to review the Company's operating and accounting procedures. Mr. Davis, an Independent Director, is the Chairman of the Audit Committee. Mr. Beck is also a member of the Audit Committee. The Audit Committee met once during 1997.

The Board also has an Option Committee which is currently comprised of two Directors, Messrs. Friedman and Smith, which determines grants under the Share Option and Incentive Plan. The Option Committee acted by written consent three times during 1997.

The Board of Directors has no other committees.

Executive Officers

William S. Friedman, President and Chief Executive Officer, currently serves as the only executive officer of the Company. His position with the Company is not subject to a vote of stockholders. Mr. Friedman's age, term of service, all positions and offices with the Company and TRA, other principal occupations, business experience, and directorships with other companies during the last five years or more are set forth above.

Officers

Although not executive officers of the Company, the following persons currently serve as officers of the Company. Their positions with the Company are not subject to a vote of stockholders. Their ages, terms of service, all positions and offices with the Company and TRA, other principal occupations, business experience, and directorships with other companies during the last five years are set forth below:

BRUCE A. SCHNITZ:  Age 48, Chief Operating Officer.

    Chief Operating Officer (since January 1996) of the Company, NIRT, and TRA; President (since February 1996) of Tarragon Management, Inc., ("TMI") a wholly-owned subsidiary of TRA; President and Chief Executive Officer (1993-1994) of McNeil Acquisition Corporation; and President, Chief Operating Officer, and Director (1991-1993), McNeil Real Estate Management, Inc.

ROBERT C. IRVINE:  Age 48, Executive Vice President and Chief Financial Officer.

    Chief Financial Officer (since September 1996) of the Company, NIRT, TRA, and TMI; Executive Vice President and Chief Financial Officer of FYI, Inc. (February 1996 to July 1996); Executive Vice President, Secretary, Treasurer, Chief Financial Officer, and a director of McNeil Real Estate Management, Inc., and a Vice President of McNeil Investors, an affiliated entity (1991-1995); and Certified Public Accountant (since 1977).

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND ADVISOR OF THE REGISTRANT
         (Continued)

Officers (Continued)

CHRIS W. CLINTON:  Age 51, Senior Vice President - Asset Management.

     Senior Vice President - Asset Management (since May 1995), and Senior Vice President - Commercial Asset Management (March 1994 to April 1995) of the Company and NIRT; Senior Vice President (since March 1994) of TRA; Vice President (October 1988 to March 1994) of the Company, American Realty Trust, Inc. ("ART"), CMET, IORI, NIRT, TCI, and BCM.

WILLIAM L. GRIGSBY:   Age 49,  Senior Vice President - Construction.

     Senior Vice President - Construction (since September 1996) of the Company and NIRT; Senior Vice President (since September 1996) of TRA; Director of Construction (December 1994 to August 1996) of the Company and NIRT; Area Vice President of Property Management, Grapat Group Real Estate Management (1993 - 1994); and Registered Landscape Architect since 1979.

PETER LARSEN:  Age 56,  Senior Vice President  - Acquisitions.

     Senior Vice President - Acquisitions (since July 1997) of the Company and NIRT, Senior Vice President (since July 1997) of TRA; Vice President - Acquisitions (April 1996 to June 1997) of the Company and NIRT; Vice President (April 1996 to June 1997) of TRA; Independent Consultant (January 1995 to June 1996); Vice President (May 1992 to December 1994) of BCM; Vice President (May 1992 to December 1994) of Carmel Realty Services, Inc.

TODD C. MINOR:  Age 39, Treasurer.

     Treasurer (since December 1996), Senior Vice President - Mortgage Servicing and Financing (May 1995 to November 1996), and Senior Vice President - Finance (March 1994 to April 1995 and from July 1993 to January 1994) of the Company and NIRT; Senior Vice President (since March 1994) of TRA; Senior Vice President - Finance (July 1993 to March 1994) of BCM, ART, CMET, IORI, and TCI; Vice President (January 1989 to July 1993) of BCM; and Vice President (April 1991 to July 1993) of the Company, ART, CMET, IORI, NIRT, and TCI.

NEIL SWINGRUBER: Age 39,  Senior Vice President - Director of Property
                 Management.

    Senior Vice President - Director of Property Management (since June 1997) of the Company and NIRT; Executive Vice President (since February 1996) of TMI; Vice President of Property Management (1994 to 1995) of Binings; Vice President of Property Management (1986 to 1993) of McNeil Real Estate Management, Inc.

JANICE CLINE: Age 48, Vice President - Asset Management.

     Vice President - Asset Management of the Company and NIRT (since March
     1997); Vice President of TRA (since March 1997); Asset Manager for MBL Life Insurance Company (August 1995 - March 1997); Senior Asset Analyst, Structured Finance, for J.E. Robert Companies (January 1995 - July 1995); and Senior Investment Administrator, Asset Manager, and Real Estate Paralegal for The Travelers Corporation and Travelers Realty Investment Company (October 1987 - May 1994).

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND ADVISOR OF THE REGISTRANT
         (Continued)

Officers (Continued)

ERIN D. DAVIS:  Age 36, Vice President and Chief Accounting Officer.

     Vice President and Chief Accounting Officer (since September 1996) of the Company, NIRT, and TRA; Accounting Manager of the Company, NIRT, and TRA (June 1995 to August 1996); Senior Associate, BDO Seidman (January 1993 to June 1995); and Certified Public Accountant (since 1990).

In addition to the foregoing officers, the Company has other officers who are not listed herein.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Under the securities laws of the United States, the Company's Directors, certain officers, and any persons holding more than ten percent of the Company's common stock are required to report their ownership of the Company's shares and any changes in that ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established, and the Company is required to report any failure to file by these dates during 1997. All of these filing requirements were satisfied during 1997. In making these statements, the Company has relied on the written representations of its incumbent Directors and officers, its ten percent holders, and copies of the reports that they have filed with the Commission.

The Advisor

Although the Board is directly responsible for managing the affairs of the Company and for setting the policies which guide it, the day-to-day operations of the Company are performed by an advisory firm which operates under the supervision of the Board pursuant to a written advisory agreement approved by shareholders. The duties of the advisor include, among other things, locating, investigating, evaluating, and recommending real estate investment and sale opportunities and financing and refinancing sources for the Company. The advisor also serves as a consultant in connection with the business plan and investment policy decisions made by the Board.

TRA has provided advisory services to the Company since March 1, 1994. On July 10, 1997, the stockholders approved the renewal of the advisory agreement dated April 1, 1995, between TRA and the Company. Mr. Friedman serves as a Director and Chief Executive Officer of TRA. TRA is owned by Mr. Friedman and Lucy N. Friedman, his wife. The Friedman family owns approximately 30% of the outstanding shares of the Company.

The advisory agreement provides for an incentive advisory fee equal to 16% of the Company's adjusted funds from operations before deduction of the advisory fee. Adjusted funds from operations is defined as funds from operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts, plus any loss due to the write-down or sale of any real property or mortgage loan acquired prior to January 1, 1989. FFO represents net income (loss), computed in accordance with generally accepted accounting principles, before gains (or losses) from the sales of properties and debt restructurings plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. The incentive fee is cumulative within any fiscal year to maintain the 16% per annum rate. Between March 1994 and April 1995, the advisory agreement also provided for a $50,000 annual base advisory fee.

In addition to the advisory fee, the advisory agreement provides for the following compensation to TRA:

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND ADVISOR OF THE REGISTRANT
         (Continued)

The Advisor  (Continued)

     (a) TRA is to receive an acquisition commission of 1% of the acquisition cost of real estate for supervising the acquisition, purchase, or long-term lease of real estate for the Company, except that no fee will be paid for any acquisition through or from an affiliate of the Company or TRA. The aggregate of each purchase price of each property including the acquisition commission and all real estate brokerage fees may not exceed such property's appraised value at acquisition.

     (b) For obtaining loans to the Company or refinancing on its properties, TRA is to receive a mortgage brokerage and refinancing fee equal to the lesser of (i) 1% of the amount of the loan or the amount refinanced or (ii) a brokerage or refinancing fee which is reasonable and fair under the circumstances; provided, however, that no such fee shall be paid on loans from TRA or an affiliate without the approval of the Board. No fee shall be paid on loan extensions.

In addition, the advisory agreement provides that real estate brokerage commissions shall be payable to TRA and its affiliates only following specific approval by the Board for each transaction rather than as a general practice.

If and to the extent that the Company were to request the advisor or an affiliate of the advisor to render services for the Company other than those specifically required by the advisory agreement, such services would be separately compensated on terms to be agreed upon between such party and the Company from time to time. The advisor is required to formulate and submit annually for approval by the Board a budget and business plan for the Company containing a twelve-month forecast of operations and cash flow, a general plan for asset sales or acquisitions, borrowing activity, and other investments, and the advisor is required to report quarterly to the Board on the Company's performance against the business plan. In addition, all transactions or investments by the Company shall require prior approval by the Board unless they are explicitly provided for in the approved business plan or are made pursuant to authority expressly delegated to the advisor by the Board.

The advisory agreement also requires prior approval of the Board for retention of all consultants and third party professionals, other than legal counsel. The agreement provides that the advisor shall be deemed to be in a fiduciary relationship to the Company's stockholders; contains guidelines for the advisor's allocation of investment opportunities as among itself, the Company, and other entities it advises; and contains a broad standard governing the advisor's liability for losses incurred by the Company. Under the advisory agreement, neither the advisor nor any of its stockholders, directors, officers, or employees shall be liable to the Company, the Directors, or the holders of securities of the Company for any losses from the operations of the Company if the advisor had determined, in good faith, that the course of conduct which caused the loss or liability was in the best interests of the Company, and the loss or liability was not the result of negligence or misconduct by the advisor.

In no event will the directors, officers, or employees of the advisor be personally liable for any action unless it was the result of willful misfeasance, bad faith, gross negligence, or reckless disregard of duty.

Employees of the advisor render services to the Company, as the Company has no employees. In accordance with the terms of the advisory agreement, certain services provided by the advisor including, but not limited to, accounting, legal, investor relations, data processing, and the related departmental overhead are reimbursed directly by the Company.

Under the advisory agreement, all or a portion of the advisory fee must be refunded by the advisor to the Company if the Operating Expenses, as defined, exceed certain limits based on book value, net asset value, and net income of the Company during such fiscal year. The operating expenses of the Company did not exceed such limitation in 1995, 1996, or 1997.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND ADVISOR OF THE REGISTRANT
         (Continued)

The advisory agreement may be assigned only with the prior consent of the Company.

The directors and principal officers of TRA are set forth below:

WILLIAM S. FRIEDMAN:      Director and Chief Executive Officer

BRUCE A. SCHNITZ:         Chief Operating Officer

ROBERT C. IRVINE:         Executive Vice President and Chief Financial Officer

CHRIS W. CLINTON:         Senior Vice President

WILLIAM L. GRIGSBY:       Senior Vice President

PETER LARSEN:             Senior Vice President

TODD C. MINOR:            Treasurer

JANICE CLINE:             Vice President

ERIN D. DAVIS:            Vice President and Chief Accounting Officer

EILEEN GOLDBERG:          Secretary

Property Management

Since March 1, 1994, TRA has provided property management services to the Company for a fee of 4.5% of the monthly gross rents collected. Until April 1996, TRA subcontracted with other entities for the provision of the property-level management services to the Company. TMI currently provides property-level management services to the Company's multifamily properties for a fee of 4.5% of the monthly gross rents collected, while the property-level management services are provided by third party subcontractors for the Company's commercial properties.

Since March 1, 1994, TRA's real estate brokerage affiliate has been available to and may act as a broker in both purchases and sales of Company property with commissions payable in amounts customarily charged in arm's-length transactions by others rendering similar property acquisition services in the same geographical location and for comparable property. Such commissions require Board approval.

ITEM 11.  EXECUTIVE COMPENSATION

The Company has no employees and pays no compensation to its executive officer. The Directors and executive officers of the Company who are also officers or employees of TRA are compensated by TRA. Such affiliated Directors and executive officers of the Company perform a variety of services for the advisor, and the amount of their compensation is determined solely by TRA.

The Independent Directors are paid an annual stipend directly by the Company and granted certain stock options, as discussed below. The Independent Directors (i) review the business plan of the Company to determine that it is in the best interest of the Company's stockholders, (ii) review the Company's agreement with the advisor, (iii) supervise the performance of the Company's advisor and review the reasonableness of the compensation which the Company pays to its advisor in terms of the nature and quality of services performed, (iv) review the reasonableness of the total fees and expenses of the Company, and (v) select, when necessary, a qualified independent real estate appraiser to appraise properties acquired by the Company. Since June 1, 1993, the Independent Directors receive compensation in the amount of $6,000 per year plus reimbursement of expenses. In addition, each Independent Director receives (i) $3,000 per year for each committee of the Board of Directors on which he serves,
(ii) $2,500 per year for each committee chairmanship, and (iii) $1,000 per day for any special services rendered by him to the Company outside of his ordinary duties as Director plus reimbursement for expenses related to services specifically requested by the Board.

Pursuant to the approval of the Independent Director Share Option Plan (the "Plan") at the November 1995 stockholder meeting, the Company issued to each of the three Independent Directors on November 20, 1995, options to purchase 600 shares of common stock (a total of 1,800 shares). The exercise price of the options is equal to the market price on the grant date. The options expire on the earlier of the first anniversary of the date on which a Director ceases to be a Director of the Company or ten years from the date of grant (the "Termination Date") and are exercisable at any time between the date of grant and the Termination Date. These options have been adjusted to give effect to the one-for-five reverse stock split effective December 1, 1995. In addition, for each year such Director continues to serve as a Director, he will be awarded an option covering 300 shares of common stock on December 1 of each year. Accordingly, on each of December 1, 1995, 1996, and 1997, the Company issued to each Independent Director additional options covering 300 shares of common stock (a total of 2,700 shares) with exercise prices equal to the market price on the dates of grant and the same Termination Date as the options granted in November 1995. The Plan provides for options covering a total of 60,000 shares of common stock.

Fees paid to Independent Directors during 1996 and 1997 are as follows:

                               Year Ended           Month Ended          Year Ended
                              Nov 30, 1996          Dec 31, 1996        Dec 31, 1997
                            ----------------     -----------------     ---------------
      Chester Beck          $          6,000     $             750     $         9,000
      Willie K. Davis                 14,250                   958              11,500
      Michael E. Smith                 6,000                   500               6,000
                            ----------------     -----------------     ---------------
                            $         26,250     $           2,208     $        26,500
                            ================     =================     ===============

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners. The following table sets forth the ownership of the Company's shares of common stock, both beneficially and of record, both individually and in the aggregate, for those persons or entities known by the Company to be beneficial owners of more than 5% of its shares of common stock as of the close of business on March 9, 1998.

                                               Amount and Nature
                                                  of Beneficial        Percent of
Name and Address of Beneficial Owner               Ownership            Class (1)
------------------------------------           -----------------        ---------
Lucy N. Friedman                                379,303(2)(3)(4)(5)(6)    29.5%
280 Park Avenue
East Building, 20th Floor
New York, NY  10017

--------------------

(1) Percentages are based upon 1,286,897 shares of common stock outstanding at March 9, 1998.

(2) Includes 272,007 shares owned by Lucy N. Friedman, William S. Friedman's wife. Also includes 29,750 shares owned by Tarragon Capital Corporation ("TCC"), of which Mrs. Friedman and Mr. Friedman are executive officers and directors. Mrs. Friedman may be deemed to be a beneficial owner by virtue of her position as an executive officer, director, and more than 10% shareholder of such company.

(3) Includes 54,546 shares owned by Tarragon Partners, Ltd., of which Mrs. Friedman and Mr. Friedman are limited partners and TCC is the general partner.

(4) Includes 21,000 shares owned by Beachwold Partners, L.P., of which Mrs. Friedman and Mr. Friedman are general partners and their four children are limited partners.

(5) Does not include 7,750 shares owned Tanya Friedman or 1,000 shares owned by Ezra Friedman, adult children of Mrs. Friedman. Mrs. Friedman disclaims beneficial ownership of such shares.

(6) Includes 2,000 shares owned by Mrs. Friedman's minor sons Gideon and Samuel.

Security Ownership of Management. The table below sets forth the ownership of the Company's shares of common stock, both beneficially and of record, both individually and in the aggregate, for the Directors and executive officer of the Company as of the close of business on March 9, 1998.

                                    Amount and Nature
                                      of Beneficial                Percent of
Name of Beneficial Owner                Ownership                   Class (a)
------------------------            -----------------               ---------
William S. Friedman                 379,303  (b)(c)(d)(e)(f)(g)       29.5%

Chester Beck                          3,500  (h)                          *

Willie K. Davis                       2,700  (i)                          *

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (Continued)

                                    Amount and Nature
                                      of Beneficial                Percent of
Name of Beneficial Owner                Ownership                   Class (a)
------------------------            -----------------               ---------
Michael E. Smith                         2,500 (j)                       *

All Directors                          388,003 (b)(c)(d)(e)(f)       30.2%
and Executive Officers                         (g)(h)(i)(j)
as a group (4 individuals)

--------------------

* less than 1%

(a) Percentages are based upon 1,286,897 shares of common stock outstanding at March 9, 1998.

(b) Includes 272,007 shares owned by William S. Friedman's wife, Lucy N. Friedman. Mrs. Friedman has complete control over the shares owned by her, and Mr. Friedman disclaims beneficial ownership of such shares.

(c)  Includes 29,750 shares owned by TCC.

(d)  Includes 54,546 shares owned by Tarragon Partners, Ltd.

(e)  Includes 21,000 shares owned by Beachwold Partners, L.P.

(f) Does not include 7,750 shares owned by Tanya Friedman or 1,000 shares owned by Ezra Friedman, adult children of Mr. Friedman. Mr. Friedman disclaims beneficial ownership of such shares.

(g)  Includes 2,000 shares owned by Mr. Friedman's minor sons Gideon and Samuel.

(h) Includes 2,000 shares owned by Chester Beck directly and 1,500 shares covered by four separate presently exercisable options.

(i) Includes 1,200 shares owned by Willie K. Davis directly and 1,500 shares covered by four separate presently exercisable options.

(j) Includes 1,000 shares owned by Michael E. Smith directly and 1,500 shares covered by four separate presently exercisable options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Business Relationships

Since March 1, 1994, TRA has served as the Company's advisor pursuant to an advisory agreement. Mr. Friedman serves as Director and Chief Executive Officer of TRA. TRA is owned by Mr. Friedman and Lucy N. Friedman, his wife. The Friedman family owns approximately 30% of the outstanding shares of the Company.

Since April 1, 1994, TRA has also served as NIRT's advisor. Mr. Friedman also serves as a Trustee, President, and Chief Executive Officer of NIRT. NIRT has the same relationship with TRA as the Company. Mr. Friedman owes fiduciary duties to NIRT as well as the Company under applicable law.

From March 1994 to October 1996, TRA occupied office space at the Company's One Turtle Creek Office Complex, which served as the Company's executive offices. During such period, TRA and affiliates paid the Company annual rent of $12 per square foot, which was at least equal to rent paid the Company by unaffiliated tenants for similar space.

In February 1998, National Omni Associates, L.P., in which the Company holds a 25% interest, paid a brokerage commission of $100,000 to Highland Funding Corp., for which Chester Beck serves as President, for consulting services provided in connection with the acquisition of 5600 Collins Avenue in Miami Beach, Florida.

Related Party Transactions

Historically, the Company has engaged in and may continue to engage in business transactions, including real estate partnerships, with related parties. All related party transactions entered into by the Company must be approved by a majority of the Board of Directors, including a majority of the Independent Directors. The Company's management believes that all of the related party transactions represented the best investments available at the time and were at least as advantageous to the Company as could have been obtained from unrelated third parties.

The Company has incurred fees and expense reimbursements paid to TRA and TMI as follows (dollars in thousands):

                                      Year Ended       Month Ended    Year Ended
                                      Nov 30, 1996    Dec 31, 1996    Dec 31, 1997
                                      ------------    ------------    ------------
Advisory fees                          $       181    $         13    $        232
Property management fees                       235              26             339
Acquisition fees                                43              22              56
Real estate brokerage commissions              194               -               -
Equity refinancing fees                          -               -              80
Expense reimbursements                         232              32             236

Restrictions on Related Party Transactions

Article FOURTEENTH of the Company's Articles of Incorporation provides that the Company shall not, directly or indirectly, contract or engage in any transaction with (i) any director, officer, or employee of the Company, (ii) any director, officer, or employee of the advisor, (iii) the advisor, or (iv) any affiliate or associate (as such terms are defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) of any of the aforementioned persons, unless (a) the material facts as to the relationship among or financial interest of the relevant individuals or persons and as to the contract or transaction are disclosed to or are known by the Company's Board of Directors or the appropriate committee thereof and (b) the Company's Board of Directors or committee thereof determines that such contract or transaction is fair to the Company and simultaneously authorizes or ratifies such contract or transaction by the affirmative vote of a majority of independent directors of the Company entitled to vote thereon.

Article FOURTEENTH defines an "Independent Director" as one who is neither an officer nor employee of the Company nor a director, officer, or employee of the Company's advisor.



                     [This space intentionally left blank.]

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,  AND REPORTS ON FORM 8-K

(a)          The following documents are filed as part of this Report:

1.    Consolidated Financial Statements

Report of Independent Public Accountants             - Arthur Andersen LLP

Consolidated Balance Sheets - December 31, 1997, and November 30, 1996

Consolidated Statements of Operations -
  Year Ended December 31, 1997, Month Ended December 31, 1996, and Years Ended November 30, 1996 and 1995

Consolidated Statements of Shareholders' Equity -
  Year Ended December 31, 1997, Month Ended December 31, 1996, and Years Ended November 30, 1996 and 1995

Consolidated Statements of Cash Flows -
  Year Ended December 31, 1997, Month Ended December 31, 1996, and Years Ended November 30, 1996 and 1995

Notes to Consolidated Financial Statements

2.    Financial Statement Schedules

Schedule III -    Real Estate and Accumulated Depreciation

All other schedules are omitted because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

3.    Exhibits

The following exhibits are filed herewith or incorporated by reference as indicated:

Exhibit
Designation                 Description of Exhibit
-----------                 ----------------------

3.1 Articles of Incorporation of Vinland Property Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K dated July 10, 1997).

3.2            Articles of Incorporation of Tarragon Realty Investors, Inc.
               (incorporated by reference to Exhibit 3.2 to Form 8-K dated July 10, 1997).

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

Exhibit
Designation                 Description of Exhibit
-----------                 ----------------------

3.3 Bylaws of Tarragon Realty Investors, Inc. (incorporated by reference to Exhibit 3.3 to Form 8-K dated July 10, 1997).

3.4 Agreement and Plan of Merger of Vinland Property Corporation and Tarragon Realty Investors, Inc., dated July 25, 1997 (incorporated by reference to Exhibit 3.4 to Form 8-K dated July 10, 1997).

3.5 Articles of Merger of Vinland Property Corporation into Tarragon Realty Investors, Inc. (incorporated by reference to Exhibit 3.5 to Form 8-K dated July 10, 1997).

4.1 Indenture Agreement dated September 15, 1993, between Vinland Property Trust and American Stock Transfer and Trust Company (incorporated by reference to Exhibit No. 4.7 to the Registrant's Registration Statement No. 33-66294 on Form S-11).

10.1 Advisory Agreement dated April 1, 1995, between Vinland Property Trust and Tarragon Realty Advisors, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated April 1, 1995).

21.0           Subsidiaries of the Registrant.

27.0           Financial Data Schedule.


(b) The following reports on Form 8-K were filed during the fourth quarter covered by this report or with respect to events occurring after the period covered by this report but prior to the filing of this report.

            Date of Event              Date Filed                  Items Reported
            -------------            ----------------          -----------------------------------------
            July 25, 1997            October 28, 1997          5.  Other Events
                                                               8.  Change in Fiscal Year

            August 15, 1997          November 3, 1997          2.   Acquisition or Disposition of Assets
                                                               7.   Financial Statements and Exhibits

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             TARRAGON REALTY INVESTORS, INC.



Dated:  March 27, 1998                       By: /s/ William S. Friedman
      ----------------                          --------------------------
                                                William S. Friedman
                                                President, Chief Executive
                                                Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                       Capacities in                           Date
                                which signed
/s/  William S. Friedman        President, Chief Executive Officer,     March 27, 1998
--------------------------      and Director
William S. Friedman             (Principal Executive Officer)

/s/  Robert C. Irvine           Executive Vice President and            March 27, 1998
--------------------------      Chief Financial Officer
Robert C. Irvine                (Principal Financial Officer)

/s/  Erin D. Davis              Vice President and                      March 27, 1998
--------------------------      Chief Accounting Officer
Erin D. Davis                   (Principal Accounting Officer)

/s/  Chester  Beck              Director                                March 27, 1998
--------------------------
Chester Beck

/s/ Willie K. Davis             Director                                March 27, 1998
--------------------------
Willie K. Davis


/s/ Michael E. Smith            Director                                March 27, 1998
--------------------------
Michael E. Smith

                        TARRAGON REALTY INVESTORS, INC.
                                INDEX TO EXHIBITS


Exhibit
Designation                           Description of Exhibit
-----------                           ----------------------
3.1       Articles of Incorporation of Vinland Property Corporation
          (incorporated by reference to Exhibit 3.1 to Form 8-K dated July 10,
          1997).

3.2       Articles of Incorporation of Tarragon Realty Investors, Inc.
          (incorporated by reference to Exhibit 3.2 to Form 8-K dated July 10,
          1997).

3.3 Bylaws of Tarragon Realty Investors, Inc. (incorporated by reference to Exhibit 3.3 to Form 8-K dated July 10, 1997).

3.4       Agreement and Plan of Merger of Vinland Property Corporation and
          Tarragon Realty Investors, Inc., dated July 25, 1997 (incorporated by reference to Exhibit 3.4 to Form 8-K dated July 10, 1997).

3.5       Articles of Merger of Vinland Property Corporation into Tarragon
          Realty Investors, Inc. (incorporated by reference to Exhibit 3.5 to
          Form 8-K dated July 10, 1997).

4.1       Indenture Agreement dated September 15, 1993, between Vinland Property
          Trust and American Stock Transfer and Trust Company (incorporated by reference to Exhibit No. 4.7 to the Registrant's Registration
          Statement No. 33-66294 on Form S-11).

10.1 Advisory Agreement dated April 1, 1995, between Vinland Property Trust and Tarragon Realty Advisors, Inc. (incorporated by reference to
          Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated
          April 1, 1995).

21.0      Subsidiaries of the Registrant.

27.0      Financial Data Schedule.