Form 10-Q
period 1998-03-31
TARRAGON REALTY INVESTORS INC
filed 1998-05-13
CIK 1038217

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1998
                                                ----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                 to
                                  -----------------  ---------------------

                          Commission File Number 0-8003
                                                --------

                         TARRAGON REALTY INVESTORS, INC.
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Nevada                                        94-2432628
---------------------------------------------            ----------------------
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

Common Stock, $.01 par value                              1,277,022
----------------------------                    ----------------------------
          (Class)                               (Outstanding at May 7, 1998)

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements for the period ended March 31, 1998, have not been audited by independent certified public accountants, but, in the opinion of management of Tarragon Realty Investors, Inc. (the "Company"), all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company's consolidated financial position, consolidated results of operations, and consolidated cash flows at the dates and for the periods indicated have been included.

                         TARRAGON REALTY INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                           March 31,     December 31,
                                                                                          ----------     -----------
                                                                                             1998            1997
                                                                                          ----------     -----------
                            Assets

Real estate held for sale (net of accumulated depreciation
  of  $1,484 in 1998 and 1997)................................................            $    4,319      $    4,319
Less - allowance for estimated losses ........................................                  (241)           (241)
                                                                                          ----------      ----------
                                                                                               4,078           4,078
Real estate held for investment (net of accumulated
  depreciation of $5,203 in 1998 and $4,986 in 1997)..........................                27,777          27,795
Investments in and advances to partnerships...................................                 2,796           1,991
Cash and cash equivalents.....................................................                   272           1,011
Restricted cash...............................................................                   607             737
Other assets, net.............................................................                 1,741           1,865
                                                                                          ----------      ----------
                                                                                          $   37,271      $   37,477
                                                                                          ==========      ==========

              Liabilities and Stockholders' Equity

Liabilities
Notes, debentures, and interest payable.......................................            $   26,316      $   26,416
Other liabilities (including $270 due to affiliates)..........................                 1,268           1,291
                                                                                          ----------      ----------
                                                                                              27,584          27,707

Commitments and contingencies................................................

Stockholders' equity
Common stock, $.01 par value; authorized shares, 20,000,000;
  shares issued and outstanding, 1,284,897 in 1998 and
  1,317,812 in 1997 (after deducting 63,090 in 1998
  and 30,175 in 1997 held in treasury)........................................                    13              13
Paid-in capital...............................................................                45,361          45,696
Accumulated dividends in excess of accumulated earnings.......................               (35,687)        (35,939)
                                                                                          ----------      ----------
                                                                                               9,687           9,770
                                                                                          ----------      ----------
                                                                                          $   37,271      $   37,477
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

                         TARRAGON REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                                    For the Three Months Ended
                                                                 --------------------------------
                                                                   March 31,         February 28,
                                                                     1998                1997
                                                                 -------------      -------------
Revenue
  Rentals ..................................................     $       2,482      $       2,187
  Interest .................................................                14                 75
  Equity in (loss) of  partnerships ........................               (32)               (89)
                                                                 -------------      -------------
                                                                         2,464              2,173

Expenses
  Property operations ......................................             1,441              1,277
  Interest .................................................               616                481
  Depreciation .............................................               218                258
  Advisory fee to affiliate ................................                53                 53
  General and administrative ...............................               148                155
                                                                 -------------      -------------
                                                                         2,476              2,224
                                                                 -------------      -------------

(Loss) before gain on sale of investments ..................               (12)               (51)
Gain on sale of investments ................................               264                 --
                                                                 -------------      -------------
Net income (loss) ..........................................     $         252      $         (51)
                                                                 =============      =============

Earnings per share - basic and diluted
Net income (loss) ..........................................     $         .19      $        (.04)
                                                                 =============      =============

Weighted average shares of  common stock
  used in computing earnings per share .....................         1,304,430          1,343,867
                                                                 =============      =============

Weighted average shares of common stock used
  in computing earnings per share - assuming dilution ......         1,319,206          1,351,149
                                                                 =============      =============




              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                        TARRAGON REALTY INVESTORS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                 Accumulated
                                                                                  Dividends
                                         Common Stock                            in Excess of
                                  --------------------------       Paid-in        Accumulated    Stockholders'
                                    Shares           Amount        Capital         Earnings         Equity
                                  -----------      ----------     ----------      ----------      ----------
Balance, December 31,
   1997 ......................      1,317,812      $       13     $   45,696      $  (35,939)     $    9,770


Stock repurchases ............        (32,915)             --           (335)             --            (335)

Net income ...................             --              --             --             252             252
                                  -----------      ----------     ----------      ----------      ----------

Balance, March 31,
   1998 ......................      1,284,897      $       13     $   45,361      $  (35,687)     $    9,687
                                  ===========      ==========     ==========      ==========      ==========





              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                         TARRAGON REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                      For the Three Months Ended
                                                                      --------------------------
                                                                       March 31,     February 28,
                                                                         1998             1997
                                                                      ----------      ----------
Cash Flows from Operating Activities
  Rentals collected .............................................     $    2,477      $    2,137
  Interest collected ............................................              8              81
  Interest paid .................................................           (545)           (474)
  Payments for property operations ..............................         (1,532)         (1,535)
  General and administrative expenses paid ......................           (100)           (207)
  Advisory fee paid to affiliate ................................            (40)             (7)
  Deferred financing costs paid .................................             (8)            (19)
                                                                      ----------      ----------

     Net cash provided by (used in) operating activities ........            260             (24)

Cash Flows from Investing Activities
  Acquisition of real estate ....................................             --            (895)
  Earnest money deposit paid ....................................             --            (100)
  Real estate improvements ......................................           (201)           (211)
  Collections of notes receivable ...............................             --             686
  Net contributions and advances to partnerships ................         (1,279)            (86)
  Distribution from partnership's investing
    activities ..................................................            705              --
                                                                      ----------      ----------

     Net cash (used in) investing activities ....................           (775)           (606)


Cash Flows from Financing Activities
  Payments of notes payable .....................................           (120)           (142)
  Replacement reserve (deposits) receipts, net ..................             69             (53)
  Stock repurchases .............................................           (335)            (11)
  Dividends paid to stockholders ................................           (108)             --
  Advances from affiliates ......................................            270              --
                                                                      ----------      ----------

     Net cash (used in) financing activities ....................           (224)           (206)
                                                                      ----------      ----------

Net (decrease) in cash and cash equivalents .....................           (739)           (836)

Cash and cash equivalents, beginning of period ..................          1,011           2,684
                                                                      ----------      ----------
Cash and cash equivalents, end of period ........................     $      272      $    1,848
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

                         TARRAGON REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                      For the Three Months Ended
                                                                                     ---------------------------
                                                                                      March 31,      February 28,
                                                                                        1998            1997
                                                                                     ----------      ----------
Reconciliation of net income (loss) to net cash provided
  by (used in) operating activities

  Net income (loss) ............................................................     $      252      $      (51)
  Gain on sale of investments ..................................................           (264)             --
  Depreciation and amortization ................................................            285             288
  Equity in loss of partnerships ...............................................             32              89
  Changes in other assets and liabilities net of noncash
    investing and financing activities
     Decrease in other assets ..................................................            121             197
     (Decrease) in other liabilities ...........................................           (186)           (541)
     Decrease in interest receivable ...........................................             --               5
     Increase (decrease) in interest payable ...................................             20             (11)
                                                                                     ----------      ----------

     Net cash provided by (used in) operating activities .......................     $      260      $      (24)
                                                                                     ==========      ==========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Changes in assets and liabilities in connection with the purchase of real estate:
     Real estate ...............................................................     $       --      $    6,189
     Advances to partnership ...................................................             --            (572)
     Other assets ..............................................................             --             (18)
     Notes and interest payable ................................................             --          (4,321)
     Minority interest .........................................................             --            (383)
                                                                                     ----------      ----------
         Cash paid .............................................................     $       --      $      895
                                                                                     ==========      ==========




              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                        TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three-month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. Certain 1997 balances have been reclassified to conform to the 1998 presentation.

NOTE 2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

Investments in and advances to partnerships accounted for using the equity method consisted of the following at March 31, 1998:

Larchmont Associates, L.P. ("Larchmont")..........................  $    1,315
National Omni Associates, L.P. ("Omni")...........................       1,481
                                                                    ----------
                                                                    $    2,796
                                                                    ==========

In December 1997, the Company contributed $380,000 to Omni in exchange for a 15% limited partner interest in this partnership. During January and February 1998, the Company contributed an additional $1.1 million, and Omni purchased 5600 Collins Avenue, a 289-unit, high rise apartment building in Miami Beach, Florida, for $32 million in February 1998. $26 million of the purchase price was financed through first and second lien mortgages. Omni paid a brokerage commission of $100,000 to Highland Funding Corp., for which Chester Beck, a Director of the Company, serves as President, for consulting services provided in connection with this acquisition. Omni also paid Tarragon Realty Advisors, Inc. ("TRA"), the Company's advisor since March 1, 1994, an acquisition fee of $150,000 in connection with this acquisition. In accordance with the partnership agreement, the Company is to receive a preferred return of 10% compounded monthly on its contributions. The Company will receive 22% of the partnership's cash distributions until the preferred return has been paid and the Company's contributions have been repaid. The Company will receive 15% of subsequent cash distributions from the partnership.

In January 1998, Kearny Wrap LLC, in which the company held an effective 25% nonmanaging member interest, closed on the disposition of its primary asset, a wraparound mortgage secured by a 1 million square foot distribution facility net leased to the United States Postal Service located in Kearny, New Jersey. The gross sale price was $3.4 million, and the Company received $705,000 representing its proportionate share of the net sale proceeds. In connection with the disposition, the Company recognized a gain of $264,000.

The following unaudited information summarizes the results of operations for Larchmont and Omni for the three months ended March 31, 1998. Larchmont's sole property, Larchmont West, a 504-unit apartment property in Toledo, Ohio, is currently under renovation. As discussed above, Omni's sole property, 5600 Collins Avenue, was acquired in February 1998, and the summarized results of operations below include only two months' activity.

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS (Continued)

                                                  Larchmont       Omni
                                                  ---------     --------
Rental revenue ..............................     $    477      $    746
Property operating expenses .................         (329)         (301)
Interest expense ............................         (142)         (348)
Depreciation expense ........................          (80)         (102)
                                                  ---------     ---------
Net (loss) ..................................     $    (74)     $     (5)
                                                  =========     =========

NOTE 3.  ADVANCES FROM AFFILIATES

Other liabilities at March 31, 1998, included $270,000 advanced by TRA during the first quarter of 1998 in part to facilitate Omni's acquisition of 5600 Collins Avenue. Such advances bear interest at prime plus 1% per annum and are payable on demand.

NOTE 4.  EARNINGS PER SHARE

Income (loss) per share of common stock is computed based upon the weighted average number of shares of common stock outstanding for the three-month periods ended March 31, 1998, and February 28, 1997.

Following is a reconciliation of the weighted average shares of common stock outstanding used in the computation of earnings per share and earnings per share
- assuming dilution.

                                                For the Three Months Ended
                                            ------------------------------
                                              March 31,       February 28,
                                                1998              1997
                                            -------------     ------------
Weighted average shares of
   common stock outstanding ............        1,304,430        1,343,867
Stock options ..........................           14,776            7,282
                                            -------------     ------------
Weighted average shares of
   common stock outstanding -
   assuming dilution ...................        1,319,206        1,351,149
                                            =============     ============

NOTE 5.   INCOME TAXES

No provision has been made for federal income taxes because the Company's management believes the Company has qualified as a Real Estate Investment Trust, as defined in Sections 856 through 860 of the Internal Revenue Code of 1986, and expects that it will continue to do so.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

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

Introduction

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes thereto.

Tarragon Realty Investors, Inc., (the "Company") is a Nevada corporation incorporated April 2, 1997, and the ultimate successor in interest to Vinland Property Trust (the "Trust"), a California business trust which was established July 18, 1973, and commenced operations April 2, 1974. The Trust was formed to invest in real estate, including commercial and multifamily properties. On July 10, 1997, the shareholders of the Trust approved the conversion of the Trust into a Nevada corporation, which was accomplished by incorporating the Trust as a California corporation and merging it into the Company, a wholly-owned subsidiary of the Trust, with the Company as the surviving entity. The effective date of the merger of the Trust and the Company was July 25, 1997. References to the Company, its Board of Directors, its stockholders, and its shares of common stock in relation to dates prior to July 25, 1997, refer to the Trust, its Board of Trustees, its shareholders, and its shares of beneficial interest. While the Trust had a November 30 fiscal year end, the Company has a December 31 fiscal year end. Accordingly, the following discussion compares the three months ended March 31, 1998, to the three months ended February 28, 1997.

The Company's real estate at March 31, 1998, consisted of fourteen properties, including nine apartment complexes, one shopping center, one combination office building and shopping center, one combination office/retail/medical facility, one office park, and one farm and luxury residence. Except for three properties, all of the Company's real estate is encumbered by mortgages.

The Company's management continues to focus on the capital appreciation of the Company's existing portfolio and the search for additional investments. Management's first priority is to invest surplus funds in needed improvements to the current real estate portfolio. The Company intends to use additional funds, generated from property operations, sales, and refinancings, to make selective acquisitions, both multifamily and commercial, with a preference for properties in the same geographical regions of the United States in which the Company currently operates. However, because of various real estate industry conditions, including competing entities and the overall volatility of the real estate market, there is no assurance that the Company will be able to continue to increase the size of its portfolio.

Liquidity and Capital Resources

Cash and cash equivalents totaled $272,000 at March 31, 1998, compared to $1 million at December 31, 1997. The Company's principal sources of cash have been property operations, collections of mortgages receivable, and refinancing proceeds. The Company does not anticipate funding additional mortgage loans except in connection with the sale of property. Therefore, as existing mortgages receivable have been paid off, this source of cash has declined and is expected to continue to decline. Management believes that cash on hand along with funds to be provided by property operations and anticipated external sources, such as property sales and refinancings, is sufficient to fund any needed property maintenance and capital improvements as well as meet the Company's debt service obligations.

The Company invested $201,000 in capital improvements to its properties during the first quarter of 1998 compared to $211,000 during the first fiscal quarter of 1997 and anticipates an additional $1.9 million will be incurred during the remainder of 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

During the first quarter of 1998, the Company advanced $179,000 to Larchmont Associates Limited Partnership, in which the Company holds a 57% interest, largely to fund capital improvements to Larchmont West Apartments, the partnership's sole property. The Company expects such advances to continue through the second quarter of 1998. Advances are subject to repayment with simple interest at 18% prior to any other distributions to the partners.

Also, during the first three months of 1998, the Company contributed $1.1 million to National Omni Associates, L.P. ("Omni"), which purchased 5600 Collins Avenue, a 289-unit, high rise apartment building in Miami Beach, Florida, in February 1998.

In January 1998, the Company received $705,000 representing its proportionate share of the net sale proceeds from the disposition of the wraparound mortgage owned by Kearny Wrap LLC ("Kearny"), in which the Company held a 25% interest.

The Company received advances from Tarragon Realty Advisors, Inc., ("TRA") totaling $270,000 during the first quarter of 1998. Such advances bear interest at prime plus 1% per annum, are payable on demand, and were made on a short-term basis in part to facilitate Omni's acquisition of 5600 Collins Avenue.

The Company made principal payments on notes payable of $120,000 during the first quarter of 1998. Principal payments of $373,000 are due during the remainder of 1998.

In December 1995, the Company's Board of Directors authorized the Company to repurchase up to 139,200 of its shares of common stock in open market and negotiated transactions, of which 63,090 had been purchased through March 31, 1998. During the first quarter of 1998, the Company repurchased 32,915 shares of its common stock in open market transactions at a total cost of $335,000.

In January 1998, the Company paid a cash dividend of $.10 per share, totaling $108,000, to stockholders of record on December 26, 1997.

Results of Operations

For the three months ended March 31, 1998, the Company reported net income of $252,000 compared to a net loss of $51,000 for the three months ended February 28, 1997. The underlying components of the change in results of operations are discussed in the following paragraphs.

Net rental income (rental revenue less property operating expenses) increased from $910,000 for the three months ended February 28, 1997, to $1 million for the three months ended March 31, 1998. This increase is primarily attributable to the operations of the 1997 acquisitions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Interest expense increased $135,000 for the three months ended March 31, 1998, compared to the three months ended February 28, 1997. Approximately half of the increase resulted from the 1997 acquisitions, and half resulted from long term financing obtained on existing properties during 1997.

In January 1998, the Company recognized a gain of $264,000 relating to Kearny's disposition of a wraparound mortgage.

Allowance for Estimated Losses and Provisions for Losses

The Company's management periodically evaluates the carrying values of the Company's properties held for sale. Generally accepted accounting principles require that the carrying value of a property held for sale cannot exceed the lower of its cost or its estimated fair value less estimated costs to sell. In those instances in which estimates of fair value less estimated selling costs of properties held for sale are less than the carrying values thereof at the time of evaluation, an allowance for loss is provided by a charge against operations. The review of properties held for sale generally includes selective site inspections, a review of the property's current rents compared to market rents, a review of the property's expenses, a review of maintenance requirements, discussions with the manager of the property, and a review of the surrounding area. Future reviews could cause the Company's management to adjust current estimates of fair value.

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

Income Tax Aspects

The Company has elected and, in the opinion of the Company's management, qualified to be treated as a Real Estate Investment Trust ("REIT"), as defined under Sections 856 through 860 of the Internal Revenue Code of 1986 (the "Code"). The Code requires a REIT to distribute at least 95% of its REIT taxable income plus 95% of its net income from foreclosure property, as defined in
Section 857 of the Code, to its stockholders.

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

The Company's management is not aware of any environmental liability relating to the above matters that would have a material adverse effect on the Company's business, financial condition, or results of operations.

Funds From Operations

The following information should be read in conjunction with all of the financial statements and notes thereto included elsewhere in this report and with the discussion set forth above in "Liquidity and Capital Resources" and "Results of Operations."

Funds from operations ("FFO") for the three month periods ended March 31, 1998, and February 28, 1997, are as follows (unaudited) (dollars in thousands):

                                                      For the Three Months Ended
                                                      --------------------------
                                                      March 31,     February 28,
                                                        1998            1997
                                                      --------      ------------
Net income (loss) ................................     $ 252            $(51)
(Gain) on sale of investments ....................      (264)             --
Depreciation and amortization of
  real estate assets .............................       227             270
Depreciation and amortization of
  real estate assets of partnerships .............        62              62
                                                       -----            ----

Funds from operations ............................     $ 277            $281
                                                       =====            ====

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


                   -----------------------------------------

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     Exhibit 27.0 - Financial Data Schedule.

(b) Reports on Form 8-K:

     None.






                     [This space intentionally left blank.]

                                 SIGNATURE PAGE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  TARRAGON REALTY INVESTORS, INC.



Date:  May 12, 1998                   By: /s/ William S. Friedman
     ----------------                     ------------------------------------
                                          William S. Friedman
                                          President, Chief Executive
                                          Officer, and Director



Date:  May 12, 1998                   By: /s/ Robert C. Irvine
     ----------------                     ------------------------------------
                                          Robert C. Irvine
                                          Executive Vice President and
                                          Chief Financial Officer



Date:  May 12, 1998                   By: /s/ Erin D. Davis
     ----------------                     ------------------------------------
                                          Erin D. Davis
                                          Vice President and
                                          Chief Accounting Officer

                         TARRAGON REALTY INVESTORS, INC.
                                INDEX TO EXHIBITS



EXHIBIT 27.0                Financial Data Schedule                  Page 17