Form 10-Q
period 1998-06-30
TARRAGON REALTY INVESTORS INC
filed 1998-08-14
CIK 1038217

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark one)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1998

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

      For the transition period from................to....................

                          Commission File Number 0-8003
                                                 ------

                         TARRAGON REALTY INVESTORS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Nevada                                       94-2432628
---------------------------------------------              -------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
              or organization)                             Identification No.)


                  3100 Monticello, Suite 200, Dallas, TX 75205
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (214) 599-2200
               ---------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Common Stock, $.01 par value                            1,264,497
----------------------------                ------------------------------
          (Class)                           (Outstanding at August 7, 1998)

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements for the period ended June 30, 1998, have not been audited by independent certified public accountants, but, in the opinion of management of Tarragon Realty Investors, Inc. (the "Company"), all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company's consolidated financial position, consolidated results of operations, and consolidated cash flows at the dates and for the periods indicated have been included.

                         TARRAGON REALTY INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                        June 30,      December 31,
                                                                       ----------      ----------
                                                                          1998            1997
                                                                       ----------      ----------
                           Assets
 Real estate held for sale (net of accumulated depreciation
   of $1,484 in 1998 and 1997) ...................................     $    4,370      $    4,319
 Less - allowance for estimated losses ...........................           (241)           (241)
                                                                       ----------      ----------
                                                                            4,129           4,078
 Real estate held for investment (net of accumulated
   depreciation of $5,431 in 1998 and $4,986 in 1997) ............         28,045          27,795
 Investments in and advances to partnerships .....................          3,048           1,991
 Cash and cash equivalents .......................................            462           1,011
 Restricted cash .................................................            776             737
 Other assets, net ...............................................          1,787           1,865
                                                                       ----------      ----------
                                                                       $   38,247      $   37,477
                                                                       ==========      ==========

               Liabilities and Stockholders' Equity
 Liabilities
 Notes, debentures, and interest payable .........................     $   26,172      $   26,416
 Advances from affiliates ........................................          1,462              --
 Other liabilities ...............................................          1,101           1,291
                                                                       ----------      ----------

                                                                           28,735          27,707
 Commitments and contingencies ...................................
 Stockholders' equity
 Common stock, $.01 par value; authorized shares, 20,000,000;
   shares issued and outstanding, 1,272,980 in 1998 and
   1,317,812 in 1997 (after deducting 71,165 in 1998
   and 30,175 in 1997 held in treasury) ..........................             13              13
 Paid-in capital .................................................         45,215          45,696
 Accumulated dividends in excess of accumulated earnings .........        (35,716)        (35,939)
                                                                       ----------      ----------
                                                                            9,512           9,770
                                                                       ----------      ----------
                                                                       $   38,247      $   37,477
                                                                       ==========      ==========



              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                         TARRAGON REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                For the Three Months Ended            For the Six Months Ended
                                              --------------------------------     --------------------------------
                                                June 30,             May 31,          June 30,           May 31,
                                                  1998                1997             1998                1997
                                              -------------      -------------     -------------      -------------
 Revenue
   Rentals ..............................     $       2,517      $       2,324     $       4,999      $       4,511
   Interest .............................                13                 49                27                124
   Equity in income (loss) of
      partnerships ......................               (34)                27               (66)               (62)
                                              -------------      -------------     -------------      -------------
                                                      2,496              2,400             4,960              4,573

 Expenses
   Property operations ..................             1,522              1,275             2,963              2,552
   Interest .............................               600                501             1,216                982
   Depreciation .........................               227                169               445                427
   Advisory fee to affiliate ............                44                 89                97                142
   General and administrative ...........               132                 86               280                241
                                              -------------      -------------     -------------      -------------
                                                      2,525              2,120             5,001              4,344
                                              -------------      -------------     -------------      -------------

 Income (loss) before gain on sale
   of investments .......................               (29)               280               (41)               229
 Gain on sale of investments ............                --                 --               264                 --
                                              -------------      -------------     -------------      -------------
 Net income (loss) ......................     $         (29)     $         280     $         223      $         229
                                              =============      =============     =============      =============

 Earnings per share - basic and diluted
 Net income (loss) ......................     $        (.02)    $         .21      $         .17      $         .17
                                              =============      =============     =============      =============

 Weighted average shares of
   common stock used in computing
   earnings per share ...................         1,277,151          1,341,904         1,291,516          1,342,670
                                              =============      =============     =============      =============

 Weighted average shares of
   common stock used in computing
   earnings per share - assuming
   dilution .............................         1,290,707          1,350,517         1,305,016          1,352,501
                                              =============      =============     =============      =============



              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                         TARRAGON REALTY INVESTORS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                 Accumulated
                                                                                                  Dividends
                                                 Common Stock                                    in Excess of
                                      ----------------------------------        Paid-in           Accumulated        Stockholders'
                                          Shares             Amount             Capital             Earnings             Equity
                                      --------------      --------------     --------------      --------------      --------------
 Balance, December 31,
    1997 ...........................       1,317,812      $           13     $       45,696      $      (35,939)     $        9,770

 Stock repurchases .................         (47,390)                 --               (481)                 --                (481)

 Stock options exercised ...........           2,558                  --                 --                  --                  --

 Net income ........................              --                  --                 --                 223                 223
                                      --------------      --------------     --------------      --------------      --------------

 Balance, June 30, 1998 ............       1,272,980      $           13     $       45,215      $      (35,716)     $        9,512
                                      ==============      ==============     ==============      ==============      ==============







              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                         TARRAGON REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                   For the Six Months Ended
                                                                  --------------------------
                                                                   June 30,         May 31,
                                                                     1998            1997
                                                                  ----------      ----------
 Cash Flows from Operating Activities
   Rentals collected ........................................     $    4,970      $    4,421
   Interest collected .......................................             27             116
   Interest paid ............................................         (1,127)           (936)
   Payments for property operations .........................         (3,010)         (2,783)
   General and administrative expenses paid .................           (230)           (280)
   Advisory fee paid to affiliate ...........................            (40)            (88)
   Organizational costs paid ................................            (91)            (22)
   Deferred financing costs paid ............................            (24)            (13)
                                                                  ----------      ----------

      Net cash provided by operating activities .............            475             415

 Cash Flows from Investing Activities
   Acquisition of real estate ...............................             --            (934)
   Earnest money deposit paid ...............................             --            (203)
   Real estate improvements .................................           (746)           (422)
   Collections of notes receivable ..........................             --             690
   Net contributions and advances to partnerships ...........         (1,564)           (108)
   Distribution from partnership's investing
     activities .............................................            705              --
                                                                  ----------      ----------

      Net cash (used in) investing activities ...............         (1,605)           (977)

 Cash Flows from Financing Activities
   Payments of notes payable ................................           (243)           (237)
   Replacement reserve (deposits) receipts, net .............            (37)             78
   Stock repurchases ........................................           (481)            (87)
   Dividends paid to stockholders ...........................           (120)             --
   Advances from affiliates .................................          1,462              --
                                                                  ----------      ----------

      Net cash provided by (used in) financing activities ...            581            (246)
                                                                  ----------      ----------

 Net (decrease) in cash and cash equivalents ................           (549)           (808)

 Cash and cash equivalents, beginning of period .............          1,011           2,684
                                                                  ----------      ----------
 Cash and cash equivalents, end of period ...................     $      462      $    1,876
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

                         TARRAGON REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                      For the Six Months Ended
                                                                                      --------------------------
                                                                                       June 30,        May 31,
                                                                                         1998            1997
                                                                                      ----------      ----------
 Reconciliation of net income to net cash provided by operating activities:

   Net income ...................................................................     $      223      $      229
   Gain on sale of investments ..................................................           (264)             --
   Depreciation and amortization ................................................            566             488
   Equity in loss of partnerships ...............................................             66              62
   Changes in other assets and other liabilities net of noncash investing and financing activities:
      (Increase) in other assets ................................................            (69)            (20)
      (Decrease) in other liabilities ...........................................            (46)           (358)
      Decrease in interest receivable ...........................................             --               5
      (Decrease) increase in interest payable ...................................             (1)              9
                                                                                      ----------      ----------

 Net cash provided by operating activities ......................................     $      475      $      415
                                                                                      ==========      ==========

 SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

 Changes in assets and liabilities in connection with the purchase of real estate:
      Real estate ...............................................................     $       --      $    6,213
      Advances to partnerships ..................................................             --            (572)
      Other assets ..............................................................             --              (3)
      Notes and interest payable ................................................             --          (4,321)
      Minority interest .........................................................             --            (383)
                                                                                      ----------      ----------
          Cash paid .............................................................     $       --      $      934
                                                                                      ==========      ==========



              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six-month period ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Certain 1997 balances have been reclassified to conform to the 1998 presentation.

NOTE 2.  INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

Investments in and advances to partnerships accounted for using the equity method consisted of the following at June 30, 1998:

Larchmont Associates, L.P. ("Larchmont")..........................      $    1,615
National Omni Associates, L.P. ("Omni")...........................           1,433
                                                                        ----------
                                                                        $    3,048
                                                                        ==========

In December 1997, the Company contributed $380,000 to Omni in exchange for a 15% limited partner interest in this partnership. During January and February 1998, the Company contributed an additional $1.1 million, and Omni purchased 5600 Collins Avenue, a 289-unit, high rise apartment building in Miami Beach, Florida, for $32 million in February 1998. $26 million of the purchase price was financed through first and second lien mortgages. Omni paid a brokerage commission of $100,000 to Highland Funding Corp., for which Chester Beck, a Director of the Company, serves as President, for consulting services provided in connection with this acquisition. Omni also paid Tarragon Realty Advisors, Inc. ("TRA"), the Company's advisor since March 1, 1994, an acquisition fee of $150,000 in connection with this acquisition. In accordance with the partnership agreement, the Company is to receive a preferred return of 10% compounded monthly on its contributions. Through December 31, 2001, the Company will receive 22% of the partnership's cash distributions from operating net cash flow, as defined in the partnership agreement, until the preferred return has been paid and the Company's contributions have been repaid. The Company will receive 15% of subsequent cash distributions from the partnership. Any of the preferred return not paid as of December 31, 2001, is to be paid out of disposition net cash flow, as defined in the partnership agreement.

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

The following unaudited information summarizes the results of operations for Larchmont and Omni for the six months ended June 30, 1998. Larchmont's sole property, Larchmont West, a 504-unit apartment complex in Toledo, Ohio, is currently under renovation. As discussed above, Omni's sole property, 5600 Collins Avenue, was acquired in February 1998.

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 2.  INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS (Continued)

                                          Larchmont         Omni
                                         ----------      ----------
 Rental revenue ....................     $      986      $    1,822
 Property operating expenses .......           (661)           (891)
 Interest expense ..................           (253)           (884)
 Depreciation expense ..............           (112)           (261)
                                         ----------      ----------
 Net (loss) ........................     $      (40)     $     (214)
                                         ==========      ==========

NOTE 3.  ADVANCES FROM AFFILIATES

TRA advanced $1.5 million to the Company during the first six months of 1998 in part to facilitate Omni's acquisition of 5600 Collins Avenue. Such advances bear interest at prime plus 1% per annum and are payable on demand.

NOTE 4.  EARNINGS PER SHARE

Income (loss) per share of common stock is computed based upon the weighted average number of shares of common stock outstanding for the three and six month periods ended June 30, 1998, and May 31, 1997.

Following is a reconciliation of the weighted average shares of common stock outstanding used in the computation of earnings per share and earnings per share
- assuming dilution.

                                        For the Three Months Ended         For the Six Months Ended
                                       -----------------------------     -----------------------------
                                         June 30,          May 31,         June 30,         May 31,
                                           1998             1997             1998             1997
                                       ------------     ------------     ------------     ------------
 Weighted average shares of
    common stock outstanding .....        1,277,151        1,341,904        1,291,516        1,342,670
 Stock options ...................           13,556            8,613           13,500            9,831
                                       ------------     ------------     ------------     ------------
 Weighted average shares of
    common stock outstanding -
    assuming dilution ............        1,290,707        1,350,517        1,305,016        1,352,501
                                       ============     ============     ============     ============

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes thereto included elsewhere in this report.

Tarragon Realty Investors, Inc., (the "Company") is a Nevada corporation incorporated April 2, 1997, and the ultimate successor in interest to Vinland Property Trust (the "Trust"), a California business trust which was established July 18, 1973, and commenced operations April 2, 1974. The Trust was formed to invest in real estate, including commercial and multifamily properties. On July 10, 1997, the shareholders of the Trust approved the conversion of the Trust into a Nevada corporation, which was accomplished by incorporating the Trust as a California corporation and merging it into the Company, a wholly-owned subsidiary of the Trust, with the Company as the surviving entity. The effective date of the merger of the Trust and the Company was July 25, 1997. References to the Company, its Board of Directors, its stockholders, and its shares of common stock in relation to dates prior to July 25, 1997, refer to the Trust, its Board of Trustees, its shareholders, and its shares of beneficial interest. While the Trust had a November 30 fiscal year end, the Company has a December 31 fiscal year end. Accordingly, the following discussion compares the three and six month periods ended June 30, 1998, to the three and six month periods ended May 31, 1997.

The Company's real estate at June 30, 1998, consisted of fourteen properties, including nine apartment complexes, one shopping center, one combination office building and shopping center, one combination office/retail/medical facility, one office park, and one farm and luxury residence. Except for three properties, all of the Company's real estate is encumbered by mortgages.

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

Liquidity and Capital Resources

Cash and cash equivalents totaled $462,000 at June 30, 1998, compared to $1 million at December 31, 1997. The Company's principal sources of cash have been property operations, collections of mortgages receivable, and refinancing proceeds. The Company does not anticipate funding additional mortgage loans except in connection with the sale of real estate. Therefore, as existing mortgages receivable have been paid off, this source of cash has declined and is expected to continue to decline. Management believes that cash on hand along with funds to be provided by property operations and anticipated external sources, such as property sales and refinancings, is sufficient to fund any needed property maintenance and capital improvements as well as meet the Company's debt service obligations.

The Company invested $746,000 in capital improvements to its properties during the first six months of 1998 compared to $422,000 during the first six months of fiscal 1997 and anticipates an additional $1.4 million will be incurred during the remainder of 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

During the first six months of 1998, the Company advanced $464,000 to Larchmont Associates Limited Partnership, in which the Company holds a 57% interest, largely to fund capital improvements to Larchmont West Apartments, the partnership's sole property. The Company expects such advances to continue through the second half of 1998. Advances are subject to repayment with simple interest at 18% prior to any other distributions to the partners.

Also, during the first six months of 1998, the Company contributed $1.1 million to National Omni Associates, L.P. ("Omni"), which purchased 5600 Collins Avenue, a 289-unit, high rise apartment building in Miami Beach, Florida, in February 1998.

In January 1998, the Company received $705,000 representing its proportionate share of the net sale proceeds from the disposition of the wraparound mortgage owned by Kearny Wrap LLC ("Kearny"), in which the Company held a 25% interest.

The Company received advances from Tarragon Realty Advisors, Inc., ("TRA") totaling $1.5 million during the first six months of 1998. Such advances bear interest at prime plus 1% per annum, are payable on demand, and were made on a short-term basis in part to facilitate Omni's acquisition of 5600 Collins Avenue.

The Company made principal payments on notes payable of $243,000 during the first six months of 1998. Principal payments of $250,000 are due during the remainder of 1998.

In December 1995, the Company's Board of Directors (the "Board") authorized the Company to repurchase up to 139,200 of its shares of common stock in open market and negotiated transactions, of which 77,565 had been purchased through June 30, 1998. During the first six months of 1998, the Company repurchased 47,390 shares of its common stock in open market transactions at a total cost of $481,000.

In January 1998, the Company paid a cash dividend of $.10 per share, totaling $120,000, to stockholders of record on December 26, 1997.

Results of Operations

For the three and six month periods ended June 30, 1998, the Trust reported a net loss of $29,000 and net income of $223,000, respectively, compared to net income of $280,000 and $229,000 for the three and six month periods ended May 31, 1997. The underlying components of the change in results of operations are discussed in the following paragraphs.

Net rental income (rental revenue less property operating expenses) remained relatively stable at $995,000 and $2 million for the three and six month periods ended June 30, 1998, compared to $1 million and $2 million for the three and six month periods ended May 31, 1997. Increases in net rental income of $120,000 and $275,000, respectively, were contributed by two properties acquired in 1997. Net rental income for properties held in both years fell by $174,000 and $199,000 for the three and six month periods ended June 30, 1998, compared to the three and six month periods ended May 31, 1997, primarily due to increased vacancy losses at One Turtle Creek Office Complex. Due to several significant tenant move-outs, occupancy at this property dropped from 90% at May 31, 1997, to 60% at January 31, 1998, but had been increased to 73% as of July 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Interest expense increased $99,000 and $234,000 for the three and six month periods ended June 30, 1998, compared to the three and six month periods ended May 31, 1997. Approximately half of the increases resulted from the 1997 acquisitions, and half resulted from long term financing obtained on existing properties during 1997 which increased debt outstanding by $3.2 million.

Advisory fees to TRA decreased $45,000 for the three and six month periods ended June 30, 1998, compared to the three and six month periods ended May 31, 1997. The advisory fee is an incentive fee equal to 16% per annum of adjusted funds from operations, as defined in the advisory agreement approved by the Board and stockholders. The Company's funds from operations decreased for these periods chiefly due to increased vacancy losses and interest expense as discussed above. See "Funds from Operations" below.

General and administrative expenses increased from $86,000 and $241,000 for the three and six month periods ended May 31, 1997, to $132,000 and $280,000 for the three and six month periods ended June 30, 1998. These increases are primarily due to increases in advisor expense reimbursements and amortization of expenses related to the conversion of the Trust, the Company's predecessor, into a corporation in 1997.

In January 1998, the Company recognized a gain of $264,000 relating to Kearny's disposition of a wraparound mortgage.

Funds from Operations

The following information should be read in conjunction with all of the financial statements and notes thereto included elsewhere in this report and with the discussion set forth above in "Liquidity and Capital Resources" and "Results of Operations."

Funds from operations ("FFO") for the three and six months periods ended June 30, 1998, and May 31, 1997, are as follows (unaudited) (dollars in thousands):

                                             For the Three Months Ended       For the Six Months Ended
                                             --------------------------      --------------------------
                                               June 30,         May 31,       June 30,         May 31,
                                                 1998            1997           1998            1997
                                              ----------      ----------     ----------      ----------
 Net income (loss) ......................     $      (29)     $      280     $      223      $      229
 Gain on sale of investments ............             --              --           (264)             --
 Depreciation and amortization of
   real estate assets ...................            235             181            462             451
 Depreciation and amortization of
   real estate assets of partnerships ...             29              21             91              68
                                              ----------      ----------     ----------      ----------

 Funds from operations ..................     $      235      $      482     $      512      $      748
                                              ==========      ==========     ==========      ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Funds from Operations (Continued)

The Company generally considers FFO to be an appropriate measure of the performance of an equity real estate investment trust ("REIT"). FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), equals net income (loss), computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. The amortization of deferred financing costs is not added back to net income (loss) in the Company's calculation. This treatment is consistent with the Company's historical calculation of FFO. The Company believes that FFO is useful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, investing activities, and financing activities, it provides investors an understanding of the ability of the Company to incur and service debt and to make capital expenditures. The Company believes that in order to facilitate a clear understanding of its operating results, FFO should be examined in conjunction with net income (loss) as presented in the financial statements included elsewhere in this report. FFO does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indication of the Company's operating performance or to cash flow as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs and dividends. The Company's calculation of FFO may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to such other REITs.

Allowances for Estimated Losses and Provisions for Losses

The Company's management periodically evaluates the carrying values of the Company's properties held for sale. Generally accepted accounting principles require that the carrying value of a property held for sale cannot exceed the lower of its cost or its estimated fair value less estimated costs to sell. In those instances in which estimates of fair value less estimated selling costs are less than the carrying values thereof at the time of evaluation, an allowance for loss is provided by a charge against operations. The evaluation generally includes selective site inspections, a review of the property's current rents compared to market rents, a review of the property's expenses, a review of maintenance requirements, discussions with the manager of the property, and a review of the surrounding area. Future evaluations could cause the Company's management to adjust current estimates of fair value.

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

Tax Matters

The Company has elected and, in the opinion of the Company's management, qualified to be treated as a REIT, as defined under Sections 856 through 860 of the Internal Revenue Code of 1986 (the "Code"). The Code requires a REIT to distribute at least 95% of its REIT taxable income plus 95% of its net income from foreclosure property, as defined in Section 857 of the Code, to its stockholders.

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

Possible Consolidation with National Income Realty Trust and Acquisition of Advisor

On February 19, 1998, the Company and National Income Realty Trust ("NIRT") jointly announced the agreement of their respective boards to form a single consolidated entity with the Company, for convenience, as the survivor. The surviving consolidated entity is intended to operate as a self-administered REIT. The consolidation transaction will be submitted to shareholders of each of the Company and NIRT for approval at special meetings to be held during 1998. Under the proposed agreement, each shareholder of NIRT will receive 1.97 shares of the Company's common stock for each share of beneficial interest of NIRT held. NIRT, also a REIT, has a similar opportunistic approach to real estate investment and had total consolidated assets of approximately $266 million as of December 31, 1997. Upon the approval and consummation of the consolidation transaction by the respective shareholders of each entity, the Company will acquire TRA, the Company's advisor since March 1, 1994, and NIRT's advisor since April 1, 1994, for 100,000 shares of the Company's common stock and options to acquire 350,000 shares of the Company's common stock at prices ranging between $13 and $16 per share. The resulting consolidated entity with the Company as the survivor

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Possible Consolidation with National Income Realty Trust and Acquisition of Advisor (Continued)

will emerge from these transactions as an integrated, self-administered, self-managed REIT controlling approximately 14,000 apartment units and 2.1 million square feet of retail and office space, primarily in California, Florida, and Texas. The consolidation transaction will be accounted for as a reverse acquisition of the Company by NIRT.

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

Risks Associated with Forward-Looking Statements Included in this Form 10-Q

This Form 10-Q contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to capital expenditures on the Company's properties. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive, and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                           PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

On February 19, 1998, Tarragon Realty Investors, Inc., (the "Company") and National Income Realty Trust ("NIRT") announced the agreement of their respective boards to form a single consolidated entity with the Company as the survivor. On May 21, 1998, the Board of Directors approved the written forms of documents relating to such transaction, and, on June 5, 1998, the Company and NIRT each executed an Agreement and Plan of Merger (the "Merger Agreement"). The Merger Agreement provides, subject to shareholder approval of each entity, for the incorporation of NIRT as a California corporation and the merger of that California corporation with and into the Company, with the Company as the surviving entity. Under the Merger Agreement, at the consummation of the transaction, each shareholder of NIRT will receive 1.97 shares of the Company's common stock for each share of beneficial interest of NIRT held.

Also on June 5, 1998, as contemplated by the Merger Agreement, the Company and others executed a Stock Purchase Agreement (the "Advisor Acquisition Agreement") pursuant to which, subject to the consummation of the Merger Agreement, the Company will acquire from William S. and Lucy N. Friedman all of the issued and outstanding stock of Tarragon Realty Advisors, Inc. ("TRA"), the contractual advisor to the Company since March 1, 1994, and to NIRT since April 1, 1994, for 100,000 shares of the Company's common stock and options to acquire 350,000 shares of the Company's common stock at prices ranging between $13 and $16 per share. Assuming the approval and implementation of the Merger Agreement, at the time of consummation of the Advisor Acquisition Agreement, TRA will become a wholly-owned subsidiary of the Company, and the Company will assume indebtedness of up to $1 million of TRA.

Under the terms of the Advisor Acquisition Agreement, Mr. Friedman is also to enter into an employment agreement with TRA for a term of four years at a salary of $300,000 per year with a broad covenant by Mr. Friedman not to compete with the Company and a right of first refusal in favor of the Company and TRA with regard to any real estate investment opportunity which might come to Mr. Friedman's attention. Under the employment agreement, Mr. Friedman is to work substantially full time for the Company, and the Company is to grant to Mr. Friedman options to purchase 650,000 shares of common stock for a term of ten years at varying exercise prices ranging from $12 per share to $18 per share. If for any reason the Merger Agreement is not consummated, the Advisor Acquisition Agreement will also not be consummated.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

  Exhibit No.       Description
  -----------       -----------
     2.1            Agreement and Plan of Merger dated June 5, 1998, between
                    Tarragon Realty Investors, Inc., and National Income Realty
                    Trust (incorporated by reference to Exhibit 3.6 to
                    Registration Statement No. 333-60527 on Form S-4).

     2.2            Stock Purchase Agreement dated June 5, 1998, among Tarragon
                    Realty Investors, Inc., Tarragon Realty Advisors, Inc.,
                    William S. Friedman, and Lucy N. Friedman (incorporated by reference to Exhibit 3.7 to Registration Statement No.
                    333-60527 on Form S-4).

     27.0           Financial Data Schedule.

(b)  Reports on Form 8-K:

     None.

                                 SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          TARRAGON REALTY INVESTORS, INC.





Date:   August 14, 1998                 By: /s/ William S. Friedman
     --------------------                  -----------------------------------
                                            William S. Friedman
                                            President, Chief Executive
                                            Officer, and Director



Date:   August 14, 1998                 By: /s/ Robert C. Irvine
     --------------------                  -----------------------------------
                                            Robert C. Irvine
                                            Executive Vice President and
                                            Chief Financial Officer


Date:   August 14, 1998                 By: /s/ Erin D. Davis
     --------------------                  -----------------------------------
                                            Erin D. Davis
                                            Vice President and
                                            Chief Accounting Officer

                         TARRAGON REALTY INVESTORS, INC.
                                INDEX TO EXHIBITS

  Exhibit No.       Description
  -----------       -----------
     2.1            Agreement and Plan of Merger dated June 5, 1998, between
                    Tarragon Realty Investors, Inc., and National Income Realty
                    Trust

     2.2            Stock Purchase Agreement dated June 5, 1998, among Tarragon
                    Realty Investors, Inc., Tarragon Realty Advisors, Inc.,
                    William S. Friedman, and Lucy N. Friedman

     27.0           Financial Data Schedule