Form 10-Q
period 1998-09-30
TARRAGON REALTY INVESTORS INC
filed 1998-11-16
CIK 1038217

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1998
                                               ------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

       For the transition period from.................to..................

                          Commission File Number 0-8003


                         TARRAGON REALTY INVESTORS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                    Nevada                                     94-2432628
---------------------------------------------               -------------------
(State or other jurisdiction of incorporation                (I.R.S.Employer
               or organization)                             Identification No.)


                  3100 Monticello, Suite 200, Dallas, TX 75205
              ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)


                                 (214) 599-2200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                       -----   -----


 Common Stock, $.01 par value                             1,207,697
------------------------------                ---------------------------------
           (Class)                            (Outstanding at November 6, 1998)

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements for the period ended September 30, 1998, have not been audited by independent certified public accountants, but, in the opinion of management of Tarragon Realty Investors, Inc. (the "Company"), all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company's consolidated financial position, consolidated results of operations, and consolidated cash flows at the dates and for the periods indicated have been included.

                         TARRAGON REALTY INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                      September 30,   December 31,
                                                                                          1998            1997
                                                                                       ----------      ----------
                               Assets
Real estate held for sale (net of accumulated depreciation
  of $1,484 in 1998 and 1997) ....................................................     $    4,383      $    4,319
Less - allowance for estimated losses ............................................           (241)           (241)
                                                                                       ----------      ----------
                                                                                            4,142           4,078
Real estate held for investment (net of accumulated
  depreciation of $5,658 in 1998 and $4,986 in 1997) .............................         28,690          27,795
Investments in and advances to partnerships ......................................          3,115           1,991
Cash and cash equivalents ........................................................            145           1,011
Restricted cash ..................................................................            909             737
Other assets, net ................................................................          1,931           1,865
                                                                                       ----------      ----------
                                                                                       $   38,932      $   37,477
                                                                                       ==========      ==========
              Liabilities and Stockholders' Equity
Liabilities
Notes, debentures, and interest payable ..........................................     $   26,064      $   26,416
Advances from affiliates .........................................................          2,621              --
Other liabilities ................................................................          1,621           1,291
                                                                                       ----------      ----------
                                                                                           30,306          27,707
Commitments and contingencies.....................................................

Stockholders' equity
Common stock, $.01 par value; authorized shares, 20,000,000; shares issued and outstanding, 1,207,697 in 1998 and 1,317,812 in 1997 (after deducting
  136,448 in 1998 and 30,175 in 1997 held in treasury) ...........................             12              13
Special stock, $.01 par value; authorized shares,
  10,000,000; shares issued and outstanding, none ................................             --              --
Paid-in capital ..................................................................         44,420          45,696
Accumulated dividends in excess of accumulated earnings ..........................        (35,806)        (35,939)
                                                                                       ----------      ----------
                                                                                            8,626           9,770
                                                                                       ----------      ----------
                                                                                       $   38,932      $   37,477
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

                         TARRAGON REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                       For the Three Months                 For the Nine Months
                                                        Ended September 30,                 Ended September 30,
                                                  ------------------------------      ------------------------------
                                                      1998              1997              1998              1997
                                                  ------------      ------------      ------------      ------------

Revenue
  Rentals ...................................     $      2,534      $      2,382      $      7,533      $      6,945
  Interest ..................................                8                21                35               134
  Equity in income (loss) of
    partnerships ............................              (10)               16               (76)               (6)
                                                  ------------      ------------      ------------      ------------

                                                         2,532             2,419             7,492             7,073

Expenses
  Property operations .......................            1,563             1,553             4,526             4,181
  Interest ..................................              634               509             1,850             1,500
  Depreciation ..............................              227               187               672               592
  Advisory fee to affiliate .................               45                48               142               189
  General and administrative ................              153               136               433               385
                                                  ------------      ------------      ------------      ------------

                                                         2,622             2,433             7,623             6,847
                                                  ------------      ------------      ------------      ------------

Income (loss) before gain on sale
  of investments ............................              (90)              (14)             (131)              226
Gain on sale of investments .................               --                --               264                --
                                                  ------------      ------------      ------------      ------------
Net income (loss) ...........................     $        (90)     $        (14)     $        133      $        226
                                                  ============      ============      ============      ============

Earnings per share - basic and diluted
Net income (loss) ...........................     $       (.07)     $       (.01)     $        .10      $        .17
                                                  ============      ============      ============      ============

Weighted average shares of
  common stock used in
  computing earnings per share ..............        1,250,611         1,324,430         1,277,537         1,335,158
                                                  ============      ============      ============      ============

Weighted average shares of
  common stock used in
  computing earnings per share -
  assuming dilution .........................        1,250,611         1,324,430         1,293,539         1,344,255
                                                  ============      ============      ============      ============


              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                         TARRAGON REALTY INVESTORS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)



                                                                               Accumulated
                                                                                Dividends
                                       Common Stock                            in Excess of
                                --------------------------        Paid-in      Accumulated     Stockholders'
                                  Shares          Amount          Capital        Earnings         Equity
                                ----------      ----------      ----------      ----------      ----------
Balance, December 31,
     1997 .................      1,317,812      $       13      $   45,696      $  (35,939)     $    9,770

Stock repurchases .........       (112,673)             (1)         (1,276)             --          (1,277)

Stock options exercised ...          2,558              --              --              --              --

Net income ................             --              --              --             133             133
                                ----------      ----------      ----------      ----------      ----------

Balance, September 30,
     1998 .................      1,207,697      $       12      $   44,420      $  (35,806)     $    8,626
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

                         TARRAGON REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                    For the Nine Months
                                                                     Ended September 30,
                                                                 --------------------------
                                                                    1998            1997
                                                                 ----------      ----------
Cash Flows from Operating Activities
  Rentals collected ........................................     $    7,567      $    6,804
  Interest collected .......................................             35             116
  Interest paid ............................................         (1,662)         (1,400)
  Payments for property operations .........................         (4,394)         (3,935)
  General and administrative expenses paid .................           (389)           (401)
  Advisory fee paid to affiliate ...........................            (41)           (137)
  Organizational costs paid ................................           (160)           (120)
  Deferred financing costs paid ............................            (40)            (69)
                                                                 ----------      ----------
     Net cash provided by operating activities .............            916             858

Cash Flows from Investing Activities
  Acquisition of real estate ...............................             --          (1,966)
  Earnest money deposit refunded ...........................             --              50
  Real estate improvements .................................         (1,631)           (892)
  Net contributions and advances to partnerships ...........         (1,641)           (549)
  Distribution from partnership's investing activities .....            705              --
                                                                 ----------      ----------
     Net cash (used in) investing activities ...............         (2,567)         (3,357)

Cash Flows from Financing Activities
  Proceeds from borrowings .................................             --           2,050
  Payments of notes payable ................................           (370)         (2,487)
  Advances from affiliates, net ............................          2,510             636
  Replacement reserve receipts (deposits), net .............             46            (237)
  Stock repurchases ........................................         (1,277)           (209)
  Dividends paid to stockholders ...........................           (124)             --
                                                                 ----------      ----------
     Net cash provided by (used in) financing activities ...            785            (247)
                                                                 ----------      ----------

Net (decrease) in cash and cash equivalents ................           (866)         (2,746)

Cash and cash equivalents, beginning of period .............          1,011           3,022
                                                                 ----------      ----------
Cash and cash equivalents, end of period ...................     $      145      $      276
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

                         TARRAGON REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                 For the Nine Months
                                                                                 Ended September 30,
                                                                             --------------------------
                                                                                1998            1997
                                                                             ----------      ----------
Reconciliation of net income to net cash provided by
  operating activities
  Net income ...........................................................     $      133      $      226
  Gain on sale of investments ..........................................           (264)             --
  Equity in loss of partnerships .......................................             76               6
  Depreciation and amortization ........................................            854             739
  Changes in other assets and liabilities, net of effects
      of noncash investing and financing activities
         (Increase) in other assets ....................................           (214)           (317)
         Increase in other liabilities .................................            271             165
         Increase in interest payable ..................................             60              39
                                                                             ----------      ----------
  Net cash provided by operating activities ............................     $      916      $      858
                                                                             ==========      ==========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Changes in assets and liabilities in connection
  with the purchase of real estate
     Real estate .......................................................     $       --      $    5,749
     Other assets ......................................................             --             171
     Notes and interest payable ........................................             --          (3,275)
     Other liabilities .................................................             --            (679)
                                                                             ----------      ----------
         Cash paid .....................................................     $       --      $    1,966
                                                                             ==========      ==========









              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine-month period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Dollar amounts in tables are in thousands. Certain 1997 balances have been reclassified to conform to the 1998 presentation.

NOTE 2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

Investments in and advances to partnerships accounted for using the equity method consisted of the following at September 30, 1998:


Larchmont Associates, L.P. ("Larchmont")................     $      1,725
National Omni Associates, L.P. ("Omni").................            1,390
                                                            -------------
                                                             $      3,115
                                                            =============

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

Set forth below are summarized financial data for the partnerships accounted for using the equity method as of and for the nine months ended September 30, 1998 (unaudited):

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS (Continued)


                                                     Larchmont          Omni           Total
                                                     ----------      ----------      ----------
Real estate held for investment ................     $    8,043      $   32,337      $   40,380
Accumulated depreciation .......................           (457)           (433)           (890)
Other assets ...................................            361           1,464           1,825
Notes and interest payable .....................         (5,282)        (26,050)        (31,332)
Due to partners ................................         (2,032)             --          (2,032)
Other liabilities ..............................           (130)         (1,113)         (1,243)
                                                     ----------      ----------      ----------
Partners' capital ..............................     $      503      $    6,205      $    6,708
                                                     ==========      ==========      ==========

The Company's proportionate share of capital ...     $      331      $    1,390      $    1,721
Advances .......................................          1,394              --           1,394
                                                     ----------      ----------      ----------
Investments in and advances to partnerships ....     $    1,725      $    1,390      $    3,115
                                                     ==========      ==========      ==========

Rental revenue .................................     $    1,505      $    2,876      $    4,381
Property operating expenses ....................           (940)         (1,426)         (2,366)
Interest expense ...............................           (366)         (1,424)         (1,790)
Depreciation expense ...........................           (169)           (432)           (601)
                                                     ----------      ----------      ----------
Net income (loss) ..............................     $       30      $     (406)     $     (376)
                                                     ==========      ==========      ==========

Equity in income (loss) of partnerships ........     $       14      $      (90)     $      (76)
                                                     ==========      ==========      ==========



Larchmont's sole property, Larchmont West, a 504-unit apartment complex in Toledo, Ohio, is currently under renovation. As discussed above, Omni's sole property, 5600 Collins Avenue, was acquired in February 1998.

NOTE 3.  ADVANCES FROM AFFILIATES

Affiliates of TRA advanced $2.6 million to the Company during the first nine months of 1998 pursuant to a two-year $5 million line of credit. Advances under the line of credit bear interest at the London Interbank Offered Rate plus 1% per annum. The line of credit was provided to the Company in part to facilitate Omni's acquisition of 5600 Collins Avenue and the Company's stock repurchases.

NOTE 4.  EARNINGS PER SHARE

Income (loss) per share of common stock is computed based upon the weighted average number of shares of common stock outstanding for the three and nine month periods ended September 30, 1998 and 1997.

Following is a reconciliation of the weighted average shares of common stock outstanding used in the computation of earnings per share and earnings per share
- assuming dilution. The effect of stock options on the weighted average shares of common stock outstanding - assuming dilution for the three month periods ended September 30, 1998 and 1997, is not reflected below because their effect is anti-dilutive.

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 4.  EARNINGS PER SHARE (Continued)


                                             For the Three Months             For the Nine Months
                                              Ended September 30,              Ended September 30,
                                        -----------------------------     -----------------------------
                                            1998             1997             1998             1997
                                        ------------     ------------     ------------     ------------
Weighted average shares of
   common stock outstanding .......        1,250,611        1,324,430        1,277,537        1,335,158
Stock options .....................               --               --           16,002            9,097
                                        ------------     ------------     ------------     ------------
Weighted average shares of
   common stock outstanding -
   assuming dilution ..............        1,250,611        1,324,430        1,293,539        1,344,255
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

NOTE 7.  SUBSEQUENT EVENTS

In October 1998, the Company obtained first mortgage financing secured by Holly House Apartments in the amount of $1.8 million, receiving net proceeds of $1.4 million after funding required escrows and closing costs. The Company will pay TRA a financing fee of $17,600 in connection with this transaction.

On October 20, 1998, at a Special Meeting of stockholders of the Company, the stockholders approved by a vote of 93% of the shares voted a proposal to form a consolidated entity with National Income Realty Trust ("NIRT"), with the Company as the survivor. The shares of beneficial interest of NIRT are to be converted into 1.97 shares of common stock of the Company. Simultaneously, the Company will acquire TRA for 100,000 shares of its common stock and options to acquire 350,000 shares of its common stock for prices ranging between $13 and $16 per share. It is anticipated that the transaction will be consummated in November 1998.




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

The Company's real estate at September 30, 1998, consisted of fourteen properties, including nine apartment complexes, one shopping center, one combination office building and shopping center, one combination office/retail/medical facility, one office park, and one farm and luxury residence. Except for three properties, all of the Company's real estate is encumbered by mortgages.

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

Liquidity and Capital Resources

Cash and cash equivalents totaled $145,000 at September 30, 1998, compared to $1 million at December 31, 1997. The Company's principal sources of cash have been property operations, refinancing proceeds, and advances from affiliates of Tarragon Realty Advisors, Inc. ("TRA"), the Company's advisor. Sources of cash projected through the end of 1998 include net financing proceeds upon the refinancing of three properties of $6.7 million. During the first quarter of 1999, the Company expects to receive $4.3 million from the sale of one commercial property presently under contract for sale. Management believes that cash on hand along with funds to be provided by property operations and these anticipated external sources is sufficient to fund any needed property maintenance and capital improvements as well as meet the Company's debt service obligations. For the remainder of 1998, the Company expects to invest $500,000 in capital improvements to its properties and make principal payments (excluding mortgage payoffs in connection with refinancings) of $123,000. Assuming the timing of planned refinancings is consistent with expectations, the Company will also repay advances from affiliates of TRA of $2.6 million in the fourth quarter of 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

The Company invested $1.6 million in capital improvements to its properties during the first nine months of 1998.

During the first nine months of 1998, the Company advanced $541,000 to Larchmont Associates Limited Partnership, a partnership in which the Company holds 57% interest, largely to fund capital improvements to Larchmont West Apartments, the partnership's sole property. Advances are subject to repayment with simple interest at 18% prior to any other distributions to the partners.

Also, during the first nine months of 1998, the Company contributed $1.1 million to National Omni Associates, L.P. ("Omni"), which purchased 5600 Collins Avenue, a 289-unit, high rise apartment building in Miami Beach, Florida, in February 1998.

In January 1998, the Company received $705,000 representing its proportionate share of the net sale proceeds from the disposition of the wraparound mortgage owned by Kearny Wrap LLC ("Kearny"), in which the Company held a 25% interest.

The Company received advances from affiliates of TRA totaling $2.5 million during the first nine months of 1998 pursuant to a two-year $5 million line of credit. Advances under the line of credit bear interest at the London Interbank Offered Rate plus 1% per annum. The line of credit was provided to the Company in part to facilitate Omni's acquisition of 5600 Collins Avenue and the Company's stock repurchases.

The Company made principal payments on notes payable of $370,000 during the first nine months of 1998.

In December 1995, the Company's Board of Directors (the "Board") authorized the Company to repurchase up to 139,200 of its shares of common stock in open market and negotiated transactions, all of which had been purchased through September 30, 1998. In September 1998, the Board authorized the Company to repurchase up to an additional 127,000 shares of common stock, of which 3,648 had been purchased through September 30, 1998. During the first nine months of 1998, the Company repurchased 112,673 shares of its common stock in open market transactions at a total cost of $1.3 million.

In January 1998, the Company paid a cash dividend of $.10 per share, totaling $124,000, to stockholders of record on December 26, 1997.

Results of Operations

For the three and nine month periods ended September 30, 1998, the Trust reported a net loss of $90,000 and net income of $133,000, respectively, compared to a net loss of $14,000 and net income of $226,000 for the three and nine month periods ended September 30, 1997. The underlying components of the change in results of operations are discussed in the following paragraphs.

Net rental income (rental revenue less property operating expenses) increased to $971,000 and $3 million for

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

the three and nine month periods ended September 30, 1998, from $829,000 and $2.8 million for the three and nine month periods ended September 30, 1997. Increases in net rental income of $59,000 and $327,000, respectively, were contributed by two properties acquired in 1997. Net rental income for properties held in both years fell by $83,000 for the nine months ended September 30, 1998, compared to the nine months ended September 30, 1997, primarily due to increased vacancy losses at One Turtle Creek Office Complex. Due to several significant tenant move-outs, occupancy at this property dropped from 69% at September 30, 1997, to 59% at January 31, 1998, but had been increased to 80% as of October 31, 1998. Additionally, several additional leases are currently in negotiations.

Interest expense increased $125,000 and $350,000 for the three and nine month periods ended September 30, 1998, compared to the three and nine month periods ended September 30, 1997. The increases resulted primarily from long term financing obtained on three properties during 1997 which increased debt outstanding by $3.2 million.

Advisory fees to TRA decreased $3,000 and $47,000 for the three and nine month periods ended September 30, 1998, compared to the corresponding periods in 1997. The advisory fee is an incentive fee equal to 16% per annum of adjusted funds from operations, as defined in the advisory agreement approved by the Board and stockholders. See "Funds from Operations" below.

General and administrative expenses increased from $136,000 and $385,000 for the three and nine month periods ended September 30, 1997, to $153,000 and $433,000 for the three and nine month periods ended September 30, 1998. These increases are primarily due to increases in advisor expense reimbursements and amortization of expenses related to the conversion of the Trust, the Company's predecessor, into a corporation in 1997.

In January 1998, the Company recognized a gain of $264,000 relating to Kearny's disposition of a wraparound mortgage.

Funds from Operations

The following information should be read in conjunction with all of the financial statements and notes thereto included elsewhere in this report and with the discussion set forth above in "Liquidity and Capital Resources" and "Results of Operations."

Funds from operations ("FFO") for the three and nine months ended September 30, 1998 and 1997, are as follows (unaudited) (dollars in thousands):

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Funds from Operations (Continued)


                                                 For the Three Months            For the Nine Months
                                                 Ended September 30,             Ended September 30,
                                             --------------------------      --------------------------
                                                1998            1997            1998            1997
                                             ----------      ----------      ----------      ----------

Net income (loss) ......................     $      (90)     $      (14)     $      133      $      226
Gain on sale of investments ............             --              --            (264)             --
Depreciation and amortization of
  real estate assets ...................            239             242             706             671
Depreciation and amortization of
  real estate assets of partnerships ...             83              24             174              90
                                             ----------      ----------      ----------      ----------
Funds from operations ..................     $      232      $      252      $      749      $      987
                                             ==========      ==========      ==========      ==========



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

Allowances for Estimated Losses and Provisions for Losses (Continued)

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

Impact of Year 2000 Issues

The Year 2000 Issue is the result of electronic devices storing the applicable year as a two-digit field rather than four. Consequently, any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, process invoices, or engage in similar normal business activities. Following is a discussion of the status of the Company's assessment of its exposure to Year 2000 Issues.

   State of Readiness

   With regards to the Company's Information Technology Systems, certain computer equipment and software of the Company's properties and TRA, the Company's advisor which provides accounting and information services to the Company, were found not to be Year 2000 compliant. The Company and TRA have begun to replace the computer equipment with Year 2000 compliant equipment and to upgrade the software to Year 2000 compliant versions. These upgrades were planned regardless of Year 2000 Issues,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Impact of Year 2000 Issues (Continued)

   State of Readiness (Continued)

   but they were accelerated in order to ensure compliance. These upgrades are expected to be completed by the third quarter of 1999. With regard to embedded technology issues, such as with elevators in commercial buildings, sprinkler systems, security gates, and security alarms, the Company is currently assessing the potential risks. The Company believes that such risks will not materially affect the Company's business.

   The Company is currently assessing potential risks related to third parties, including utility companies, banks, and phone companies. The Company believes there is minimal risk that these third parties will not be Year 2000 compliant.

   Costs to Address the Year 2000 Issues

   To date, TRA has incurred $20,000 for replacing noncompliant hardware and $25,000 for purchasing upgraded accounting software. Of these costs, approximately $3,000 has been charged back to the Company through expense reimbursements. The Company is also upgrading the rent software at its properties. This upgraded software is being provided free of charge by the software manufacturer. Expected remaining costs are $25,000 for software conversion, including consulting fees, and $20,000 for additional hardware. The Company's share of these costs will be approximately 10%. Costs incurred after the consummation of the merger of the Company and National Income Realty Trust ("NIRT"), as discussed below, will be borne entirely by the consolidated entity.

   The Risks of  Year 2000 Issues

   Potential material risks related to the Year 2000 include the following. If the Company's and TRA's computer systems and software are not successfully upgraded prior to 2000, the ability of the Company to provided timely financial information may be impaired. However, the Company is confident that these upgrades will be completed in a timely manner. Similarly, the Company's ability to provide financial information could be adversely affected if computer systems of banks with which the Company does business do not become Year 2000 compliant. Also, if the computer systems of utility companies which provide services to the Company do not become Year 2000 compliant, tenants of the Company's properties could be inconvenienced or even harmed. However, the Company believes it is unlikely that these banks and utility companies will not become Year 2000 compliant.

   Contingency Plans

   The Company has not fully completed contingency plans. However, one focus of the plans will be to source alternate third party vendors that are likely to successfully become Year 2000 compliant. The Company anticipates having the contingency plans in place by mid-year 1999.

Consolidation with National Income Realty Trust and Acquisition of Advisor

On February 19, 1998, the Company and NIRT jointly announced the agreement of their respective boards to form a single consolidated entity with the Company, for convenience, as the survivor. The surviving

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Consolidation with National Income Realty Trust and Acquisition of Advisor (Continued)

consolidated entity will operate as a self-administered REIT. The consolidation transaction was approved by shareholders of each of the Company and NIRT at special meetings held in October 1998. Under the Merger Agreement (as hereinafter defined), each shareholder of NIRT will receive 1.97 shares of the Company's common stock for each share of beneficial interest of NIRT held. NIRT, also a REIT, has a similar opportunistic approach to real estate investment and had total consolidated assets of approximately $266 million as of December 31, 1997. Upon the consummation of the consolidation transaction, the Company will acquire TRA, the Company's advisor since March 1, 1994, and NIRT's advisor since April 1, 1994, for 100,000 shares of the Company's common stock and options to acquire 350,000 shares of the Company's common stock at prices ranging between $13 and $16 per share. The resulting consolidated entity with the Company as the survivor will emerge from these transactions as an integrated, self-administered, self-managed REIT controlling approximately 14,000 apartment units and 2.1 million square feet of retail and office space, primarily in California, Florida, and Texas. The consolidation transaction will be accounted for as a reverse acquisition of the Company by NIRT. William S. Friedman, President, Chief Executive Officer, and Director of the Company, also serves as Director and Chief Executive Officer of TRA and as Trustee, President, and Chief Executive Officer of NIRT. TRA is owned by Mr. Friedman and his wife, Lucy N. Friedman. The Friedman family also owns approximately 30% of the outstanding shares of common stock of the Company and approximately 33% of the outstanding shares of beneficial interest of NIRT.

Risks Associated with Forward-Looking Statements Included in this Form 10-Q

This Form 10-Q contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, planned sources and uses of cash, and assessment and resolution of Year 2000 issues. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive, and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.




                     [This space intentionally left blank.]

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 10, 1998, Tarragon Realty Investors, Inc.,'s ("Tarragon" or the "Company") Registration Statement on Form S-4 No. 333-60527 was declared effective by the Securities and Exchange Commission (the "Commission") which covers the issuance of up to 7,586,000 shares of Tarragon Common Stock in connection with certain transactions contemplated including the following two agreements:

               (a) Agreement and Plan of Merger dated June 5, 1998 (the "Merger Agreement") between Tarragon and National Income Realty Trust ("NIRT"), and

               (b) Stock Purchase Agreement dated June 5, 1998 (the "Advisor Acquisition Agreement") among Tarragon, Tarragon Realty Advisors, Inc. ("TRA"), William S. Friedman, and Lucy N. Friedman.

Included in such Registration Statement was a Joint Proxy Statement/Prospectus which was mailed to the respective shareholders of Tarragon and NIRT in connection with separate Special Meetings of the stockholders of Tarragon and the shareholders of NIRT, each scheduled for Tuesday, October 20, 1998. At such meetings, the shareholders of each entity were to consider and vote upon a proposal to approve and adopt the Merger Agreement and the transactions contemplated thereby including the issuance of shares of Tarragon Common Stock pursuant to the Merger Agreement.

On October 20, 1998, at its Special Meeting of stockholders, the only matter voted upon by the stockholders of Tarragon was a proposal to approve and adopt the Merger Agreement and the transactions contemplated by the Merger Agreement, including the issuance of shares of Tarragon Common Stock pursuant to the Merger Agreement and the conversion of the shares of the successor to NIRT into the right to receive 1.97 shares of Tarragon Common Stock pursuant to the Merger Agreement . As of September 4, 1998, the record date for the determination of holders of Tarragon Common Stock entitled to receive notice of and to vote at the Special Meeting, there were 1,272,180 shares of Tarragon Common Stock outstanding and entitled to vote, with each share of Tarragon Common Stock being entitled to one vote. At such meeting, a total of 714,508 votes were cast FOR (93.4% of the total of 765,050 shares voted or 56.16% of those entitled to vote), 11,084 shares were voted AGAINST such proposal, and 39,458 shares ABSTAINED from voting.

Tarragon anticipates consummating the Merger Agreement and the Advisor Acquisition Agreement during November 1998.

ITEM 5. OTHER INFORMATION

On October 15, 1998, Robert C. Irvine resigned as Executive Vice President and Chief Financial Officer of the Company for personal reasons. Effective October 21, 1998, Erin D. Davis, Vice President and Chief Accounting Officer, was appointed to the additional position of Chief Financial Officer of the Company.

On November 2, 1998, John C. Strickland was appointed Managing Director for Real Estate Transactions of the Company. Also, on November 1, 1998, Bruce A. Schnitz ceased to be Chief Operating Officer of the Company, and William S. Friedman, President and Chief Executive Officer, also assumed the duties of Chief Operating Officer.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:


     Exhibit No.    Description
     -----------    -----------

     Exhibit 2.1    Agreement and Plan of Merger dated June 5, 1998, between
                    Tarragon Realty Investors, Inc., and National Income Realty
                    Trust (incorporated by reference to Exhibit 3.6 to Registration Statement No. 333-60527 on Form S-4)

     Exhibit 2.2    Stock Purchase Agreement dated June 5, 1998, among
                    Tarragon Realty Investors, Inc., Tarragon Realty Advisors,
                    Inc., William S. Friedman, and Lucy N. Friedman
                    (incorporated by reference to Exhibit 3.7 to Registration
                    Statement No. 333-60527 on Form S-4)

     Exhibit 27.0   Financial Data Schedule


(b) Reports on Form 8-K:

         The following current reports on Form 8-K were filed during the period covered by this report or with respect to events which occurred during the period covered by this report:


Date of Event        Date Filed                  Items Reported
-------------    ------------------   ------------------------------------
June 5, 1998     September 21, 1998   5. Other Events
                                      7. Financial Statements and Exhibits






                     [This space intentionally left blank.]

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        TARRAGON REALTY INVESTORS, INC.




Date:   November 16, 1998             By: /s/ William S. Friedman
     --------------------                -------------------------------------
                                          William S. Friedman
                                          President, Chief Executive
                                          Officer, and Trustee





Date:    November 16, 1998            By: /s/ Erin D. Davis
     ---------------------               -------------------------------------
                                          Erin D. Davis
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)

                         TARRAGON REALTY INVESTORS, INC.
                                INDEX TO EXHIBITS


EXHIBIT 2.1 Agreement and Plan of Merger dated June 5, 1998, between Tarragon Realty Investors, Inc., and National Income Realty Trust (incorporated by reference to Exhibit 3.6 to Registration Statement No. 333-60527 on Form S-4)


EXHIBIT 2.2 Stock Purchase Agreement dated June 5, 1998, among Tarragon Realty Investors, Inc., Tarragon Realty Advisors, Inc., William
               S. Friedman, and Lucy N. Friedman (incorporated by reference to
               Exhibit 3.7 to Registration Statement No. 333-60527 on Form S-4)


EXHIBIT 27.0   Financial Data Schedule                   Page 21