Form 10-K
period 1998-12-31
TARRAGON REALTY INVESTORS INC
filed 1999-04-15
CIK 1038217

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]*

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       FOR THE TRANSITION PERIOD FROM _________________ TO________________

                          COMMISSION FILE NUMBER 0-8003

                         TARRAGON REALTY INVESTORS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           NEVADA                                                94-2432628
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

3100 MONTICELLO AVENUE, SUITE 200, DALLAS, TX                      75205
---------------------------------------------                    ----------
  (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code (214) 599-2200

          Securities registered pursuant to Section 12 (b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12 (g) of the Act:

              9% SERIES A SUBORDINATED DEBENTURES DUE JUNE 30, 2003

                          COMMON STOCK, $.01 PAR VALUE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of April 5, 1999, the Registrant had 8,391,632 shares of common stock outstanding. Of the total shares outstanding, 5,460,384 were held by other than those who may be deemed to be affiliated, for an aggregate value of $67,572,252 based on the last trade as reported by the National Association of Securities Dealers Automated Quotation System on April 5, 1999. The basis of this calculation does not constitute a determination by the Registrant that all of such persons or entities are affiliates of the Registrant as defined in rule 405 of the Securities Act of 1933, as amended.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K


                                                                                                                       Page
                                     PART I
Item 1.      Business...........................................................................................         3

Item 2.      Properties.........................................................................................         6

Item 3.      Legal Proceedings..................................................................................        21

Item 4.      Submission of Matters to a Vote of Security Holders................................................        21

                                     PART II

Item 5.      Market for Registrant's Common Equity
                and Related Shareholder Matters.................................................................        22

Item 6.      Selected Financial Data.............................................................................       23

Item 7.      Management's Discussion and Analysis of Financial Condition and
                Results of Operations...........................................................................        26

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.........................................        41

Item 8.      Financial Statements and Supplementary Data........................................................        42

Item 9.      Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure............................................................................        82

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant.................................................        82

Item 11.     Executive Compensation.............................................................................        88

Item 12.     Security Ownership of Certain Beneficial Owners and Management.....................................        90

Item 13.     Certain Relationships and Related Transactions.....................................................        93

                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K...................................        96

             Signature Page.....................................................................................        98

                                     PART I

ITEM 1. BUSINESS

General

Tarragon Realty Investors, Inc., (the "Company"), a Nevada corporation incorporated on April 2, 1997, is the successor in interest to National Income Realty Trust ("NIRT") and Vinland Property Trust ("Vinland"). NIRT was a California business trust organized on October 31, 1978. It commenced operations as a real estate investment trust ("REIT") on March 27, 1979. Vinland was also a California business trust established on July 18, 1973. Vinland commenced operations on April 2, 1974, as a REIT. In July 1997, Vinland merged with the Company, its wholly-owned subsidiary.

Effective November 23, 1998, NIRT incorporated as a California corporation and on November 24, 1998, merged with and into the Company, with the Company as the survivor. Pursuant to the terms of the Agreement and Plan of Merger dated June 5, 1998, (the "Merger Agreement") entered into by the Company and NIRT, each share of beneficial interest of NIRT was converted into 1.97 shares of common stock of the Company. As a result, the shareholders of NIRT became the owners of 85% of the Company's common stock.

FOR ACCOUNTING PURPOSES, THE MERGER IS TREATED AS A REVERSE ACQUISITION OF THE COMPANY BY NIRT USING THE PURCHASE METHOD OF ACCOUNTING, AND HISTORICAL BALANCES AND OPERATIONS OF THE COMPANY FOUND IN THIS FORM 10-K ARE THOSE OF NIRT. SHARE AND PER SHARE INFORMATION HAS BEEN RESTATED RETROACTIVELY TO GIVE EFFECT TO THE
1.97 TO 1 EXCHANGE RATIO IN THE MERGER. REFERENCES TO THE COMPANY IN RELATION TO DATES PRIOR TO NOVEMBER 24, 1998, ARE INTENDED TO INCLUDE BOTH OF THE COMPANY'S PREDECESSORS, NIRT AND VINLAND.

Immediately following the merger, the Company acquired Tarragon Realty Advisors, Inc. ("TRA"), the Company's advisor since March 1, 1994, and NIRT's advisor since April 1, 1994, from William S. Friedman and his wife, Lucy N. Friedman, for 100,000 shares of the Company's common stock and options to acquire 350,000 additional shares of the Company's common stock at prices ranging between $13 and $16 per share. William S. Friedman is the President, Chief Executive Officer, and a Director of the Company and also served as President, Chief Executive Officer, and a Trustee of NIRT and as Director and Chief Executive Officer of TRA. The Friedman family owns approximately 34% of the outstanding shares of common stock of the Company. In addition to the options to acquire 350,000 additional shares received in connection with the Company's purchase of TRA discussed above, Mr. Friedman also holds options to acquire 450,000 additional shares of the Company's common stock at prices ranging between $12 and $15 per share.

The Company is now an integrated, self-administered, self-managed REIT controlling approximately 15,000 apartment units and 2.1 million square feet of retail and office space, primarily in Florida, Texas, Connecticut, California, and Colorado.

The Company's principal offices are located at 3100 Monticello Avenue, Suite 200, Dallas, Texas 75205. The telephone number is (214) 599-2200 and fax number is (214) 599-2220.

Business Plan and Investment Policy

The Company's business and only industry segment is investing in and developing income-producing real estate directly and through partnerships and joint ventures. At December 31, 1998, the Company's directly owned real estate portfolio consisted of 78 properties, including 51 apartment communities, 14 shopping centers, four office buildings, one office park, one combination office building and shopping center, one combination office/ retail/medical facility, five parcels of land, and one single family residence, located throughout the continental United States, with concentrations in Florida, Texas, California, and Colorado. The Company also held investments in 14 unconsolidated real estate partnerships reported on the equity method (owning three office buildings and 21 apartment communities, two of which are currently under construction and one on which construction is expected to begin in mid-1999).

Due to the nature and diversity of the Company's properties and tenants, the Company's business is not seasonal.

The Company's acquisition strategy is opportunistic but focused on acquiring properties that add to the efficiency of the Company's portfolio. For example, all ten of the operating apartment properties purchased by the Company since the beginning of 1996 were in markets where the Company already had a presence. The Company acquires older and often troubled properties that are not considered of institutional quality as well as better performing, new, or high quality properties. The Company has a policy of continuously improving and upgrading its older properties in order to achieve increased revenues. During 1998, $12.9 million in capital expenditures were made to the operating apartment portfolio. In addition, $1.5 million ($179 per unit) was expensed for recurring replacements and repairs and maintenance. Management believes that a significant portion of such capital expenditures was required to remedy deferred maintenance existing at the time of acquisition and to upgrade maintenance and curb appeal. Accordingly, such expenses are expected to decline on a per unit basis as the proportion of stabilized properties in the Company's portfolio increases.

The Company has financed acquisitions and capital improvements largely through mortgages and internally generated funds. As a matter of policy, cash distributions have been held to less than fifty percent of funds from operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts (see ITEM 6. "SELECTED FINANCIAL DATA - Other Data" for the definition of FFO). Funds for investment have also been generated by property sales and from the collection of mortgages receivable, which will not be a material future source. Accordingly, property sales and proceeds realized from financing or refinancing are expected to provide the bulk of funds available for investment. In this regard, the availability and cost of long term mortgage funds are key factors in the Company's ability to continue to make new investments without additional equity offerings.

Management of the Company

The Board of Directors, elected annually by the shareholders or appointed by the incumbent Board until the next annual shareholder meeting, is responsible for managing the affairs of the Company. There are currently nine members on the Board, eight of whom are independent. Until November 1998, day-to-day management was performed by TRA, which operated under the supervision of the Board pursuant to a written advisory agreement approved by shareholders (terminated following the merger). TRA's duties included, among other things, locating, investigating, evaluating, and recommending real estate investment and sale opportunities and financing and refinancing sources for the Company. TRA also served as a consultant in connection with the business plan and investment policy decisions made by the Board.

Prior to the November 1998 acquisition of TRA, the Company had no employees. Employees of TRA provided services to the Company, such as accounting, legal, and administrative services. Currently, the Company has approximately 420 employees, including 330 site-level property employees (such as property managers and maintenance staff) and 90 corporate employees. The Company has an employment contract only with William S. Friedman, President and Chief Executive Officer. See ITEM 11. "EXECUTIVE COMPENSATION" for the terms of his employment contract. Management of the Company believes employee relations to be good.

Property Management

From April 1994 through November 1998, the Company paid property management fees of 4.5% of the monthly gross rents collected on apartment properties and 1.5% to 5% of the monthly gross rents collected on commercial properties to TRA and/or Tarragon Management, Inc. ("TMI"), a wholly-owned subsidiary of TRA. TRA subcontracted with third parties to provide property level management services to most of the retail and office properties and the apartment properties located in California, Connecticut, and Colorado. Since the Company acquired TRA in November 1998, the Company is no longer required to pay management fees on the directly owned properties managed in-house, although it continues to pay management fees on those properties under contract with outside management companies.

Competition

The Company has not experienced difficulty in locating investment opportunities. Management believes that ownership of properties in which the Company invests is highly fragmented among individuals, partnerships, public and private corporations, and other REITs. No single entity or person dominates the market for such properties. At any given time, a significant number of apartment properties are available for purchase in the various markets where the Company seeks additional acquisitions. Management believes that there is and will continue to be a strong demand for well-maintained, affordable housing in these markets and that the factors discussed above provide a market where a sufficient number of attractive investment opportunities will be available to allow the Company to continue to expand through acquisitions as well as through the development of new properties. However, since the success of any multifamily real estate investment is impacted by other factors outside the control of the Company, including general demand for apartment living, interest rates, operating costs, and job growth, there can be no assurances that the Company will be successful in its plan to continue to expand through acquisitions.

Certain Factors Associated with Real Estate and Related Investments

The Company is subject to the risks associated with ownership, operation, and financing of real estate. These risks include, but are not limited to, liability for environmental hazards; changes in general or local economic conditions; changes in interest rates and the availability of permanent mortgage financing which may render the acquisition, sale, or refinancing of a property difficult or unattractive and which may make debt service burdensome; changes in real estate and zoning laws; changes in income taxes, real estate taxes, or federal or local economic or rent controls; floods, earthquakes, and other acts of nature; and other factors beyond the control of the Company. The illiquidity of real estate investments generally may impair the ability of the Company to respond promptly to changing circumstances. The Company's management believes that some of these risks are partially mitigated by the diversification by geographic region and property type of the Company's real estate. However, to the extent new investments continue to be concentrated in any particular region or property type, the advantages of diversification may diminish.

ITEM 2. PROPERTIES

Details of the Company's real estate portfolio at December 31, 1998, are set forth in Schedule III to the Consolidated Financial Statements and NOTE 4. "REAL ESTATE AND DEPRECIATION" of the Notes to Consolidated Financial Statements, both included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." The discussion below provides summary information about the Company's real estate. To continue to qualify for federal taxation as a REIT, the Company is required, among other things, to hold at least 75% of the value of its assets in real estate assets, government securities, and cash and cash equivalents at the close of each quarter of each taxable year. At December 31, 1998, the Company's assets consisted of 82% equity investments in real estate, 10% investments in partnerships that own real estate, and about 1% cash and cash equivalents. The remaining 7% were restricted cash and other assets. It should be noted, however, that the percentage of assets invested in any one category at any particular time is subject to change, and no assurance can be given that the composition of the Company's assets in the future will approximate the percentages listed above.

At December 31, 1998, the Company's real estate portfolio consisted of 78 properties, 53 of which were held for investment. The remaining 25 properties, some of which were obtained through foreclosure of collateral securing the Company's mortgage loans receivable, were held for sale. Eleven of the Company's properties with an aggregate carrying value of $14.9 million were held free and clear. The other 67 Company properties are encumbered by mortgages securing indebtedness of $251.1 million at December 31, 1998.







                     [This space intentionally left blank.]

The following table shows the number of apartment units and commercial square footage of the Company's properties, including those owned through partnerships, by state. Number of apartment units includes 834 units under construction owned through partnerships and 320 units under construction owned directly.





                                [MAP OF U.S.A.]




                                     Number of            Commercial
                                  Apartment Units        Square Footage
                                  ---------------        --------------
California                              973                 288,945
Colorado                                880                      --
Connecticut                           1,950                      --
Florida                               5,601                 324,577
Georgia                                 360                 200,264
Illinois                                 --                 105,363
Kentucky                                424                      --
Louisiana                               320                      --
Maryland                                459                      --
Michigan                                163                  30,650
Mississippi                              --                 341,361
North Carolina                           --                 117,200
Nevada                                   --                  39,600
Ohio                                    504                      --
Oklahoma                                793                      --
Tennessee                               840                      --
Texas                                 2,010                 363,408
Wisconsin                                --                 214,620
Washington DC                            --                  62,229
                                     ------               ---------
Total                                15,277               2,088,217
                                     ======               =========

Types of Real Estate Investments. The Company's real estate consists of multifamily and commercial properties, primarily office buildings and shopping centers, or similar properties having established income-producing capabilities. In selecting real estate for investment, the Company concentrates on properties for which intensive management coupled with capital improvements can materially increase value. The Company favors buying or developing properties in areas in which it presently operates. The location, age, and type of property, gross rentals, lease terms, financial and business standing of tenants, operating expenses, fixed charges, land values, and physical condition are also considered. The Company may acquire properties subject to, or assume, existing debt and may mortgage, pledge, or otherwise obtain financing for a portion of its real estate.

Although the Company has traditionally invested in a wide variety of developed, income-producing real estate, the Company intends to invest increasing amounts in major apartment renovations and new construction or development projects either directly or in partnership with others. To the extent the Company invests in construction and development projects, it is subject to business risks, such as cost overruns and delays, associated with higher risk activities. During 1998 and 1997, the Company formed or acquired interests in 12 partnerships set up to construct or purchase and operate apartment properties. For information on properties owned through partnerships, see the discussion below under "Partnership Properties."

The following tables present information about real estate directly owned and mortgage loans secured by owned real estate at December 31, 1998.





                     [This space intentionally left blank.]

                         TARRAGON REALTY INVESTORS, INC.
                               REAL ESTATE SUMMARY
                                DECEMBER 31, 1998

                                                           AVERAGE RENT PSF (a)
                               NUMBER                    YEAR ENDED DECEMBER 31
                                OF       SQUARE        --------------------------
PROPERTY                       UNITS     FOOTAGE       1998       1997       1996
--------                       ------    -------       ----       ----       ----
Apartments

Acadian Place ..........         120     143,450      $4.52      $4.04      $3.74
   Baton Rouge, LA
Bay West ...............         299     323,774       4.94       5.17       5.22
   Bradenton, FL
Bayfront ...............         200     172,720       6.69       5.61       5.56
   Houston, TX
Bryan Hill .............         232     193,500       4.83       4.77       4.59
   Bethany, OK
Carlyle Towers .........         163     247,850       5.86       5.41       5.39
   Southfield, MI
Cornell ................          55      30,150      14.76      13.70      12.70
   Los Angeles, CA
Creekwood North ........         180     166,500       5.99       5.99       5.56
   Altamonte Springs, FL
Cross Creek ............         144     102,258       6.98       7.32       7.14
   Lexington, KY
Devonshire .............         760     521,800       7.54       6.74       5.84
   Denver, CO
Diamond Loch ...........         138     139,354       5.64       5.78       5.57
   Fort Worth, TX
Fenway Hall ............          53      27,175      12.19      11.39      11.68
     Los Angeles, CA
Forest Oaks ............         154     132,460       5.52       5.71       5.68
   Lexington, KY
Heather Hills ..........         459     401,029       8.50       7.83       7.87
   Temple Hills, MD
Kirklevington ..........         126      99,080       6.84       6.77       6.56
   Lexington, KY
Lake Point .............         540     540,160       3.88       4.25       3.92
   Memphis, TN
Marina Park ............          90      86,850       9.31       8.89       7.76
   Miami, FL
Mariposa Manor .........          41      19,710       9.42       7.48       9.25
   Los Angeles, CA
Martins Landing ........         236     207,704       6.78       6.49       6.41
   Lakeland, FL


                                                   GROSS POTENTIAL GROSS POTENTIAL  12/31/98
                             PHYSICAL    PHYSICAL     RENT PSF         RENT PSF     CURRENT
                            OCCUPANCY   OCCUPANCY    YEAR ENDED      YEAR ENDED     MARKET
PROPERTY                   12/31/98(c) 12/31/97(d)    12/31/98       12/31/97     RENT PSF (b)
--------                   ----------- -----------  ------------   ------------   ------------
Apartments

Acadian Place ..........      93.00%      89.20%      $5.27          $5.13          $5.81
   Baton Rouge, LA
Bay West ...............      84.00%      93.60%       6.52           6.14           6.73
   Bradenton, FL
Bayfront ...............      97.00%      93.50%       7.27           6.92           7.79
   Houston, TX
Bryan Hill .............      98.00%      90.50%       5.26           5.23           5.55
   Bethany, OK
Carlyle Towers .........      94.00%      93.90%       6.25           6.24           6.54
   Southfield, MI
Cornell ................      98.20%      96.40%      15.16          14.41          16.56
   Los Angeles, CA
Creekwood North ........      92.00%      93.90%       6.97           6.72           7.07
   Altamonte Springs, FL
Cross Creek ............      89.00%      81.90%       8.96           8.57           9.27
   Lexington, KY
Devonshire .............      91.00%      95.00%       8.28           7.72           9.57
   Denver, CO
Diamond Loch ...........      93.00%      92.80%       6.70           6.42           7.26
   Fort Worth, TX
Fenway Hall ............     100.00%      98.10%      12.83          12.39          13.45
     Los Angeles, CA
Forest Oaks ............      86.00%      85.70%       6.92           6.58           7.40
   Lexington, KY
Heather Hills ..........      94.00%      93.00%       9.78           9.90          10.24
   Temple Hills, MD
Kirklevington ..........      92.00%      85.70%       7.86           7.64           8.14
   Lexington, KY
Lake Point .............      90.00%      90.00%       5.33           5.12           5.66
   Memphis, TN
Marina Park ............      96.00%      91.10%      10.38           9.93          10.80
   Miami, FL
Mariposa Manor .........      87.80%     100.00%      10.23          10.36          10.67
   Los Angeles, CA
Martins Landing ........      94.00%      95.30%       7.25           7.06          7.86
   Lakeland, FL

                         TARRAGON REALTY INVESTORS, INC.
                               REAL ESTATE SUMMARY
                                DECEMBER 31, 1998

                                                          AVERAGE RENT PSF (a)
                               NUMBER                    YEAR ENDED DECEMBER 31
                                OF         SQUARE       ------------------------
PROPERTY                       UNITS       FOOTAGE      1998      1997      1996
--------                       ------      -------      ----      ----      ----
Apartments  (Continued)

Meadowbrook ............         200       126,736     $7.57     $7.14     $6.80
   Baton Rouge, LA
Mustang Creek ..........         120       167,880      5.68      5.19      5.11
   Arlington, TX
Palm Court .............         144       125,280      7.80      7.61      7.47
   Miami, FL
Park Dale Gardens ......         224       206,640      5.93      5.36      5.26
   Dallas, TX
Park Norton ............          55        21,744     11.17      9.77      8.67
   Los Angeles, CA
Park Place .............          39        15,640     10.52      8.42      8.15
   Los Angeles, CA
Pinecrest ..............         324       226,065     13.63     12.86     12.06
   Ft. Lauderdale, FL
Prado Bay ..............         123       109,756     10.03      9.64      8.72
   North Bay Village, FL
The Regent .............         304       288,320      4.64      3.74      1.74
   Jacksonville, FL
River City Landing .....         352       356,800      4.79      2.99      1.45
   Jacksonville, FL
Summit on the Lake .....         198       138,262      7.46      7.53      7.51
   Ft. Worth, TX
Woodbrier ..............         128       115,550      4.61      4.61      3.23
   Oklahoma City, OK
Woodcreek ..............         120        99,622      8.86      8.64      8.36
   Denver, CO
Woodcreek ..............         260       198,623      7.62      7.30      6.82
                             -------     ---------     -----     -----     -----
   Jacksonville, FL

SUBTOTAL (e) ...........       6,581     5,752,442      6.61      6.19      5.70
                             -------     ---------     -----     -----     -----


                                                   GROSS POTENTIAL GROSS POTENTIAL  12/31/98
                             PHYSICAL    PHYSICAL     RENT PSF         RENT PSF     CURRENT
                            OCCUPANCY   OCCUPANCY    YEAR ENDED      YEAR ENDED     MARKET
PROPERTY                   12/31/98(c) 12/31/97(d)    12/31/98       12/31/97     RENT PSF (b)
--------                   ----------- -----------  ------------   ------------   ------------
Apartments  (Continued)

Meadowbrook ............     97.00%     93.50%        $8.29          $7.89          $8.79
   Baton Rouge, LA
Mustang Creek ..........     88.00%     90.00%         6.92           6.46           7.31
   Arlington, TX
Palm Court .............     91.00%     88.90%         8.90           8.57           9.17
   Miami, FL
Park Dale Gardens ......     96.00%     94.60%         6.49           6.17           7.02
   Dallas, TX
Park Norton ............     92.70%     87.30%        11.96          11.59          12.74
   Los Angeles, CA
Park Place .............     87.20%     89.70%        11.16          10.88          11.81
   Los Angeles, CA
Pinecrest ..............     96.00%     97.20%        15.14          14.07          15.46
   Ft. Lauderdale, FL
Prado Bay ..............     99.00%     96.70%        10.51          10.18          10.87
   North Bay Village, FL
The Regent .............     88.00%     87.80%         6.00           5.97           6.09
   Jacksonville, FL
River City Landing .....     87.00%     75.60%         6.65           6.07           6.81
   Jacksonville, FL
Summit on the Lake .....     87.00%     89.40%         8.63           8.19           9.13
   Ft. Worth, TX
Woodbrier ..............     95.00%     89.10%         5.10           4.94           5.67
   Oklahoma City, OK
Woodcreek ..............     97.50%     99.20%         9.30           9.14           9.74
   Denver, CO
Woodcreek ..............     94.00%     94.60%         7.93           7.65           8.19
                             -----      -----         -----          -----          -----
   Jacksonville, FL

SUBTOTAL (e) ...........     91.88%     91.21%         7.65           7.34           8.10
                             -----      -----         -----           -----         -----

                         TARRAGON REALTY INVESTORS, INC.
                               REAL ESTATE SUMMARY
                                DECEMBER 31, 1998



                                                       AVERAGE RENT PSF (a)
                               NUMBER                 YEAR ENDED DECEMBER 31
                                OF     SQUARE      ----------------------------
PROPERTY                       UNITS   FOOTAGE     1998        1997        1996
--------                       ------  -------     ----        ----        ----
Office Buildings

Emerson Center ..........        -     126,979     $10.50     $10.13     $ 7.51
   Atlanta, GA
Northwest O'Hare ........        -     105,363      12.41      12.30      11.38
   Des Plaines, IL
Rancho Sorrento .........        -     147,973       8.12       7.14       6.83
                              ----     -------     ------     ------     ------
   San Diego, CA

SUBTOTAL (e) ............        -     380,315      10.10       9.57       8.32
                              ----     -------     ------     ------     ------

Shopping Centers

Emerson Center ..........        -      17,733      14.05      12.86      13.61
   Atlanta, GA
Jackson Square ..........        -     341,361       1.20       1.23       1.32
   Jackson, MS
K-Mart Plaza  (f) .......        -     117,200       0.73       0.47       0.39
   Charlotte, NC
K-Mart Plaza ............        -      63,887       3.65       3.65       3.65
   Temple Terrace, FL
K-Mart Plaza (g) ........        -      55,552       2.96       2.96       2.96
   Thomasville, GA
Lakeview Mall ...........        -     214,620       1.03       0.74       1.43
   Manitowoc, WI
Midland Plaza ...........        -      30,650       3.38       3.38       3.38
   Midland, MI
Midway Mills ............        -      72,065       9.55       9.74       9.70
   Carrollton, TX
Northside Center (h) ....        -     139,337       4.03       3.84       3.93
   Gainesville, FL
Stewart Square ..........        -      39,600      10.18       9.43       8.96
   Las Vegas, NV



                                                   GROSS POTENTIAL GROSS POTENTIAL  12/31/98
                             PHYSICAL    PHYSICAL     RENT PSF         RENT PSF     CURRENT
                            OCCUPANCY   OCCUPANCY    YEAR ENDED      YEAR ENDED     MARKET
PROPERTY                   12/31/98(c) 12/31/97(d)    12/31/98       12/31/97     RENT PSF (b)
--------                   ----------- -----------  ------------   ------------   ------------
Office Buildings

Emerson Center ..........      92.90%      90.42%     $13.58         $12.40         $13.27
   Atlanta, GA
Northwest O'Hare ........      80.00%      86.76%      14.80          14.36          14.28
   Des Plaines, IL
Rancho Sorrento .........      85.64%      83.06%       9.80           8.87          11.53
                              ------      ------      ------         ------         ------
   San Diego, CA

SUBTOTAL (e) ............      86.50%      86.54%      12.45          11.57          12.87
                              ------      ------      ------         ------         ------

Shopping Centers

Emerson Center ..........     100.00%      77.31%      14.70          14.12          14.95
   Atlanta, GA
Jackson Square ..........      36.80%      39.52%       3.49           3.46           3.48
   Jackson, MS
K-Mart Plaza  (f) .......       3.10%       3.10%       2.19           2.00           0.79
   Charlotte, NC
K-Mart Plaza ............     100.00%     100.00%       3.65           3.65           3.65
   Temple Terrace, FL
K-Mart Plaza (g) ........     100.00%     100.00%       2.96           2.96           2.96
   Thomasville, GA
Lakeview Mall ...........      37.83%      37.83%       3.17           3.23           2.43
   Manitowoc, WI
Midland Plaza ...........     100.00%     100.00%       3.38           3.38           3.38
   Midland, MI
Midway Mills ............      95.00%      93.87%      11.28          10.59          11.53
   Carrollton, TX
Northside Center (h) ....      98.92%      97.56%       4.10           4.10           4.10
   Gainesville, FL
Stewart Square ..........      93.94%      93.94%      10.96          10.33           8.64
   Las Vegas, NV

                         TARRAGON REALTY INVESTORS, INC.
                               REAL ESTATE SUMMARY
                                DECEMBER 31, 1998

                                                                      AVERAGE RENT PSF (a)
                                        NUMBER                      YEAR ENDED DECEMBER 31
                                          OF       SQUARE     ---------------------------------
PROPERTY                                UNITS      FOOTAGE       1998        1997        1996
--------                              ---------   ---------   ---------   ---------   ---------
Shopping Centers (Continued)

Times Square ......................          --      19,550   $    5.33   $    5.07   $    4.72
   Lubbock, TX
University Center .................          --      80,725        2.71        2.48        2.47
                                      ---------   ---------   ---------   ---------   ---------
   Waco, TX

SUBTOTAL (e) ......................          --   1,192,280        2.89        2.74        2.88
                                      ---------   ---------   ---------   ---------   ---------

SAME STORE TOTAL ..................          --   7,325,037        6.19        5.80        5.38
                                      ---------   ---------   ---------   ---------   ---------
(WEIGHTED AVG) (e)

1997 Acquisitions

Courtyard at the Park .............         127     106,266        4.48        5.47          --
   Miami, FL
English Village ...................         300     364,680        4.78        4.70          --
   Memphis, TN
Fountainhead ......................         184     187,080        6.75        7.18          --
   Kissimmee, FL
Landmark ..........................         128     113,720        4.56        3.71          --
   Tallahassee, FL
Mariner Plaza .....................          --      52,288        5.63        5.34          --
   Panama City, FL
Morningside .......................         112      89,200        6.28        5.90          --
   Jacksonville, FL
Newport ...........................         152     139,364        8.19        7.71          --
   Plantation, FL
Vistas at Lake Worth (i) ..........         265     188,120        3.28        0.04
                                      ---------   ---------   ---------   ---------   ---------

   Ft. Worth, TX

SUBTOTAL (e) ......................       1,268   1,240,718        5.33        4.79          --
                                      ---------   ---------   ---------   ---------   ---------


                                                             GROSS POTENTIAL GROSS POTENTIAL  12/31/98
                                 PHYSICAL        PHYSICAL        RENT PSF       RENT PSF      CURRENT
                                 OCCUPANCY       OCCUPANCY      YEAR ENDED     YEAR ENDED      MARKET
PROPERTY                        12/31/98(c)     12/31/97(d)      12/31/98       12/31/97     RENT PSF (b)
--------                       ------------    ------------    ------------   ------------   ------------
Shopping Centers (Continued)

Times Square ...............          84.00%          79.80%   $       6.52   $       6.12   $       6.54
   Lubbock, TX
University Center ..........          42.96%          42.55%           6.37           5.17           5.64
                               ------------    ------------    ------------   ------------   ------------
   Waco, TX

SUBTOTAL (e) ...............          56.43%          56.55%           4.49           4.31           4.11
                               ------------    ------------    ------------   ------------   ------------

SAME STORE TOTAL ...........          85.83%          85.33%           7.38           7.07           7.69
                               ------------    ------------    ------------   ------------   ------------
(WEIGHTED AVG) (e)

1997 Acquisitions

Courtyard at the Park ......          80.00%          48.80%           9.50           8.21           9.56
   Miami, FL
English Village ............          86.00%          93.00%           5.39           5.18           5.82
   Memphis, TN
Fountainhead ...............          92.00%          96.20%           8.00           7.69           8.46
   Kissimmee, FL
Landmark ...................          93.00%          72.70%           6.58           5.72           6.79
   Tallahassee, FL
Mariner Plaza ..............         100.00%          87.67%           6.19           5.93           6.25
   Panama City, FL
Morningside ................          88.00%          94.60%           7.03           6.53           7.47
   Jacksonville, FL
Newport ....................          96.00%          84.90%           9.54           9.29           9.96
   Plantation, FL
Vistas at Lake Worth (i) ...          55.00%           1.50%          13.02          13.00          13.03
                               ------------    ------------    ------------   ------------   ------------
   Ft. Worth, TX

SUBTOTAL (e) ...............          84.19%          72.94%           8.02           7.64           8.32
                               ------------    ------------    ------------   ------------   ------------

                         TARRAGON REALTY INVESTORS, INC.
                               REAL ESTATE SUMMARY
                                DECEMBER 31, 1998

                                                                      AVERAGE RENT PSF (a)
                                        NUMBER                      YEAR ENDED DECEMBER 31
                                          OF       SQUARE     ---------------------------------
PROPERTY                                UNITS      FOOTAGE       1998        1997        1996
--------                              ---------   ---------   ---------   ---------   ---------

1998 Acquisitions

1505 Highway 6 ....................          --      62,934   $    9.75   $      --   $      --
   Houston, TX
Desert Winds ......................         152     121,056       10.61          --          --
   Jacksonville, FL
Palm Grove ........................         142      99,684        8.62          --          --
   Orlando, FL
Silver Creek ......................         152     144,240        8.41          --          --
                                      ---------   ---------   ---------   ---------   ---------
   Jacksonville, FL

SUBTOTAL (e) ......................         446     427,914        9.28          --          --
                                      ---------   ---------   ---------   ---------   ---------

Acquired through Merger (j)

Aspentree .........................         296     212,864        7.78        7.50        8.03
   Dallas, TX
Briarwest .........................          --      25,323       10.68       10.77       11.59
   Houston, TX
The Brooks ........................         104      94,176        6.61        6.84          --
   Addison, TX
Collegewood .......................         162      83,700        7.32        8.04        8.28
   Tallahassee, FL
French Villa ......................         101     104,720        6.30        6.09        6.76
   Tulsa, OK
Holly House .......................          57      45,417        8.70        7.84        7.67
   North Miami, FL
Mission Trace .....................          96     104,400        4.32        4.59        5.35
   Tallahassee, FL
One Turtle Creek ..................          --     102,811        9.02        8.93       11.13
   Dallas, TX
Park 20 West ......................          --      69,065       13.46       14.82          --
   Tallahassee, FL
Phoenix ...........................         254     208,726        5.06        4.91        5.01
   Tulsa, OK
Riverside .........................         145     110,868        9.00        8.49        9.46
   Austin, TX
Southern Elms .....................          78      65,159        6.75        6.66        7.18
   Tulsa, OK
Tarzana Towne Plaza ...............          --      37,208       15.92       16.54       14.30
                                      ---------   ---------   ---------   ---------   ---------
   Tarzana, CA




                                                             GROSS POTENTIAL GROSS POTENTIAL  12/31/98
                                 PHYSICAL        PHYSICAL        RENT PSF       RENT PSF      CURRENT
                                 OCCUPANCY       OCCUPANCY      YEAR ENDED     YEAR ENDED      MARKET
PROPERTY                        12/31/98(c)     12/31/97(d)      12/31/98       12/31/97     RENT PSF (b)
---------                      ------------    ------------    ------------   ------------   ------------
1998 Acquisitions

1505 Highway 6 .............         100.00%             --    $       9.75   $         --   $       2.38
   Houston, TX
Desert Winds ...............          95.00%             --           10.99             --           9.39
   Jacksonville, FL
Palm Grove .................          99.00%             --            8.91             --           8.91
   Orlando, FL
Silver Creek ...............          99.00%             --            8.60             --           7.21
                               ------------    ------------    ------------   ------------   ------------
   Jacksonville, FL

SUBTOTAL (e) ...............          98.02%             --            9.52             --           8.81
                               ------------    ------------    ------------   ------------   ------------

Acquired through Merger (j)

Aspentree ..................          95.00%          95.00%           8.54           8.19           9.04
   Dallas, TX
Briarwest ..................          82.00%          82.00%          13.62          13.24          13.83
   Houston, TX
The Brooks .................          94.00%          89.00%           7.65           7.85           7.98
   Addison, TX
Collegewood ................          90.00%          92.00%           9.91           9.07          10.51
   Tallahassee, FL
French Villa ...............          75.00%          91.00%           6.77           6.68           7.08
   Tulsa, OK
Holly House ................          98.00%          88.00%           9.98           9.03          10.21
   North Miami, FL
Mission Trace ..............          88.00%          90.00%           6.61           6.66           6.82
   Tallahassee, FL
One Turtle Creek ...........          74.05%          69.00%          14.27          13.32          14.26
   Dallas, TX
Park 20 West ...............          97.29%          97.00%          14.17          15.50          14.53
   Tallahassee, FL
Phoenix ....................          93.00%          90.00%           5.77           5.60           5.93
   Tulsa, OK
Riverside ..................          97.00%          96.00%           9.82           9.51          10.15
   Austin, TX
Southern Elms ..............          95.00%          90.00%           7.39           7.36           7.92
   Tulsa, OK
Tarzana Towne Plaza ........          77.70%          80.00%          19.97          20.05          19.74
                               ------------    ------------    ------------   ------------   ------------
   Tarzana, CA

                         TARRAGON REALTY INVESTORS, INC.
                               REAL ESTATE SUMMARY
                                DECEMBER 31, 1998


                                                                         AVERAGE RENT PSF (a)
                                         NUMBER                         YEAR ENDED DECEMBER 31
                                          OF          SQUARE     ------------------------------------
PROPERTY                                 UNITS        FOOTAGE       1998         1997         1996
--------                               ----------   ----------   ----------   ----------   ----------

Acquired through merger (Continued) (j)

SUBTOTAL (e)                                1,293    1,264,437   $     7.60   $     7.61   $     6.76
                                       ----------   ----------   ----------   ----------   ----------

ACQUISITION TOTAL                           3,007    2,933,069         6.89         6.45         6.76
                                       ----------   ----------   ----------   ----------   ----------
(WEIGHTED AVG.) (e)

GRAND TOTAL                                 9,588   10,258,106   $     6.39   $     5.91   $     5.58
                                       ==========   ==========   ==========   ==========   ==========
(WEIGHTED AVG.) (e)


                                                             GROSS POTENTIAL GROSS POTENTIAL  12/31/98
                                 PHYSICAL        PHYSICAL        RENT PSF       RENT PSF      CURRENT
                                 OCCUPANCY       OCCUPANCY      YEAR ENDED     YEAR ENDED      MARKET
PROPERTY                        12/31/98(c)     12/31/97(d)      12/31/98       12/31/97     RENT PSF (b)
--------                       ------------    ------------    ------------   ------------   ------------


Acquired through merger (Continued) (j)

SUBTOTAL (e)                          89.97%          89.66%   $       9.12   $       8.91   $       8.03
                               ------------    ------------    ------------   ------------   ------------

ACQUISITION TOTAL                     88.70%          81.58%           8.71           8.32           8.87
                               ------------    ------------    ------------   ------------   ------------
(WEIGHTED AVG.) (e)

GRAND TOTAL                           86.65%          84.32%   $       7.76   $       7.38   $       8.03
                               ============    ============    ============   ============   ============
(WEIGHTED AVG.) (e)



(a) Amounts represent rental revenue per square foot on an annual basis. Rental revenue is equal to gross potential rent after giving effect to all rental losses including bad debt, vacancies, and discounts and concessions. Gross potential rent equals actual lease rates on leased units/space and market rates on vacant units/space.
(b) Represents annualized market rate per square foot at December 31, 1998, based upon scheduled rents at such time.
(c) Represents actual physical occupancy as of the end of the last week of the fiscal year ended December 31, 1998.
(d) Represents actual physical occupancy as of the end of the last week of the fiscal year ended December 31, 1997.
(e) The weighted average rent per square foot and occupancy are based on the square footage in each property.
(f) K-Mart's lease expired January 1994. At December 31, 1998, space had not been re-leased.
(g) Lease expires September 2004. During the first quarter of 1995, K-Mart moved out and sublet the space to two tenants.
(h) K-Mart's lease expires September 2002. K-Mart moved out in 1993 and continues to pay the scheduled rent on the portion of the space it has not sublet.
(i) For purposes of this schedule, this property is included with 1997 acquisitions because operations began during 1997 although the property was purchased in 1994.
(j) Average rent per square foot for the years ended December 31, 1996 and 1997, and for the period from January 1, 1998, through November 23, 1998, gross potential rent per square foot for the year ended December 31, 1997, and for the period from January 1, 1998, through November 23, 1998, and physical occupancy at December 31, 1997, relate to these properties prior to the merger and therefore are not reflected in the Consolidated Financial Statements included elsewhere in this Form 10-K. The Brooks Apartments and Park 20 West Office Park were acquired by the Company in 1997. Therefore, average rent per square foot for the year ended December 31, 1996, is not presented for these two properties.

Management believes that its properties are adequately covered by liability and casualty insurance, consistent with industry standards.

The Company also owns directly five parcels of land (one on which construction of a 320 unit apartment community is underway and one on which construction of an apartment community is planned) and a house held for rental which are not reflected on this schedule.

                         TARRAGON REALTY INVESTORS, INC.
                   MORTGAGE LOANS SECURED BY OWNED PROPERTIES
                                DECEMBER 31, 1998
                             (Dollars in thousands)
                                   (Unaudited)

                                                                       Stated                        Balance
                                        Original       Balance        Interest        Maturity        Due at
Name of Property                         Amount      Dec 31, 1998       Rate            Date         Maturity
----------------                      ------------   ------------   ------------    ------------   ------------
Apartments

Acadian Place .....................   $      3,250   $      3,250           6.56%      Jan   -09   $      2,759
Aspentree .........................          3,966          3,835           8.33%      Nov   -05          3,390
Bay West ..........................          5,100          4,759           8.89%      Jan   -19             --
Bayfront ..........................          4,300          4,296           5.99%      Nov   -08          3,605
The Brooks ........................          1,375          1,279           9.63%      Sep   -04          1,074
Bryan Hill ........................          3,500          3,467           6.93%      Jan   -08          2,998
Carlyle Towers ....................          5,500          5,464           6.96%      Mar   -08          4,715
Collegewood (A) ...................          2,050          2,018           8.25%      Aug   -99          2,002
Cornell ...........................          2,400          2,398           6.16%      Nov   -08          2,021
Courtyard at the Park (A) .........          3,230          2,903           7.38%      Dec   -00          2,791
Creekwood North ...................          3,050          2,980           8.05%      May   -06          2,678
Cross Creek .......................          2,720          2,691           7.54%      Oct   -07          2,367
Desert Winds ......................          1,834          1,355           8.50%      Jul   -10            341
Devonshire (A) ....................         15,900         15,900           7.44%      Jun   -00         15,900
Diamond Loch ......................          3,512          3,484           6.80%      Mar   -08          3,005
English Village ...................          6,200          5,918           7.56%      Dec   -05          4,965
Fenway Hall (A) ...................          1,375          1,286           8.50%      Oct   -08            720
Forest Oaks .......................          3,075          2,971           8.16%      Jun   -06          2,501
Fountainhead (A) ..................          5,650          5,650           7.44%      Jun   -00          5,650
French Villa ......................          1,925          1,925           6.82%      Jan   -09          1,648
Heather Hills .....................         16,790         17,254           7.88%      Jan   -31            117
Holly House .......................          1,760          1,758           6.57%      Nov   -08          1,498
Kirklevington .....................          2,470          2,388           9.00%      Nov   -99          2,364
Lake Point (A) ....................          9,000          9,000           7.46%      Jun   -00          9,000
Landmark (A) ......................          1,500          1,500           7.44%      Jun   -00          1,500
Marina Park .......................          3,750          3,731           6.89%      June  -08          3,215
Mariposa Manor (A) ................            784            747           8.00%      Apr   -02            708
Martins Landing ...................          5,000          4,776           7.65%      Dec   -05          4,014
Meadowbrook .......................          3,700          3,700           6.56%      Jan   -09          3,148
Mission Trace (A) .................          2,220          1,807           7.85%      May   -06             --
Mission Trace (A) .................            290            236           7.60%      May   -06             --
Morningside .......................          1,658          1,599           8.35%      Apr   -03          1,474
Mustang Creek (A) .................          4,600          4,600           6.94%      Jun   -01          4,600
Newport ...........................          5,100          4,983           8.18%      Apr   -06          4,498
Palm Court ........................          3,000          2,861           9.67%      Dec   -04          2,525
Palm Grove ........................          1,879          1,307           8.50%      Feb   -12             --
Park Dale Gardens .................          3,000          2,858           8.30%      Jul   -05          2,448

                         TARRAGON REALTY INVESTORS, INC.
                   MORTGAGE LOANS SECURED BY OWNED PROPERTIES
                                DECEMBER 31, 1998
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                Stated                         Balance
                                             Original       Balance            Interest        Maturity         Due at
Name of Property                              Amount      Dec 31, 1998           Rate            Date          Maturity
-----------------                          ------------   ------------       ------------    ------------   ------------
Apartments (Continued)

Park Norton (A) ........................   $        564   $        536               4.98%         Jun-05    $       437
Pinecrest ..............................         14,500         14,291               7.96%         Apr-17          8,799
Prado Bay ..............................          4,800          4,756               7.05%         Jan-08          4,124
The Regent (A) .........................          4,900          4,900               6.94%         Jun-01          4,900
River City Landing (A) .................          7,743          7,743               7.44%         Jun-00          7,743
Riverside ..............................          4,200          4,159               7.16%         Dec-07          3,627
Silver Creek ...........................          1,926          1,283               8.50%         May-12             --
Southern Elms ..........................          1,370          1,310               9.68%         Feb-02          1,242
Summit on the Lake .....................          4,800          4,726               6.35%         Aug-27             --
Vistas at Lake Worth (A) ...............         10,000          9,500               7.19%         May-00          9,500
Vintage at Legacy Lakes (A) ............          3,000          1,600               8.00%         Jun-99          1,600
Vintage at Legacy Lakes (A), (C) .......          1,921          1,921               6.79%         Dec-00          1,921
Woodbrier ..............................          2,200          2,198               6.11%         Nov-08          1,850
Woodcreek (CO) .........................          4,750          4,708               6.71%         Feb-08          4,056
Woodcreek (FL) .........................          7,080          7,062               6.79%         Sep-08          6,057
                                           ------------   ------------       ------------                    -----------
                                                220,167        213,627               7.48%(B)                    162,095
                                           ------------   ------------       ------------                    -----------













                     [This space intentionally left blank.]

                         TARRAGON REALTY INVESTORS, INC.
             MORTGAGE LOANS SECURED BY OWNED PROPERTIES (Continued)
                                DECEMBER 31, 1998
                             (Dollars in thousands)
                                   (Unaudited)

                                                                      Stated                       Balance
                                       Original     Balance          Interest         Maturity      Due at
Name of Property                        Amount    Dec 31, 1998         Rate             Date       Maturity
----------------                      ----------   ----------       ----------       ----------   ----------
Office Buildings

    1505 Highway 6 (A) ............   $    2,000   $    2,000             7.79%       Nov  -01    $    2,000
    Emerson Center (D) ............        7,000        7,000             7.38%       Nov  -99         6,916
    Northwest O'Hare (A) ..........        2,450        1,850             6.94%       Jun  -01         1,850
    One Turtle Creek ..............        2,000        1,817             9.00%       Feb  -05         1,504
    Park 20 West ..................        2,000        1,880             8.68%       Mar  -06         1,415
    Rancho Sorrento ...............        3,750        2,643             9.00%       Aug  -00         2,400
    Rancho Sorrento ...............        2,650        2,545             8.13%       Mar  -09         1,575
    Tarzana Towne Plaza ...........        2,973        2,922             9.81%       Nov  -06         2,613
                                      ----------   ----------       ----------                    ----------
                                          24,823       22,657             8.20%(B)                    20,273
                                      ----------   ----------       ----------                    ----------

Shopping Centers

    Briarwest (A) .................        1,700        1,677             7.71%       Nov  -04         1,510
    K-Mart - Charlotte (A) ........        1,360        1,236             9.25%       Oct  -01         1,188
    K-Mart - Temple Terrace .......        1,750          858             8.50%       May  -05            70
    K-Mart - Temple Terrace (A) ...          347          321             9.75%       Oct  -99           315
    K-Mart - Thomasville ..........        1,300          676             9.63%       Sep  -05            --
    K-Mart - Thomasville (A) ......          290          268             9.75%       Oct  -99           264
    Mariner Plaza .................        1,725        1,725             7.15%       Jan  -09         1,467
    Midland Plaza (A) .............          305          278            10.00%       Oct  -99           272
    Midway Mills ..................        4,200        4,043             8.64%       Dec  -05         3,465
    Northside Center ..............        3,100        1,554             9.00%       Nov  -05            --
    Stewart Square (A) ............        2,250        2,221             7.44%       Dec  -04         2,054
                                      ----------   ----------       ----------                    ----------
                                          18,327       14,857             8.38%(B)                    10,605
                                      ----------   ----------       ----------                    ----------

Total .............................   $  263,317   $  251,141             7.60%(B)                $  192,973
                                      ==========   ==========       ==========                    ==========


(A) For loans with variable interest rates, the rate in effect for the month of March 1999 is presented.
(B)  Represents weighted average interest rate for the month of March 1999.
(C)  Construction loan.
(D) Both retail and office portions of Emerson Center secure a mortgage with a December 31, 1998, balance of $7 million.

Partnership Properties

The Company holds noncontrolling interests in 14 partnerships accounted for using the equity method. Following is a discussion of these partnerships and the properties they own.

Partnerships with affiliates of Robert C. Rohdie.
The Company has formed seven partnerships with affiliates of Robert C. Rohdie. These partnerships were formed for the purpose of constructing luxury apartment communities. In forming these partnerships, the Company has capitalized on the experience of a seasoned developer. Mr. Rohdie has been actively involved in development of residential and commercial properties in Florida and New York for over 25 years and has been a principal in the development of over 10,000 apartments units. The Company has provided substantially all of the equity for these construction projects as interest-bearing priority loans to the partnerships. The Company's partners hold interests in the partnerships that are subordinate to the Company's priority loans. Affiliates of Mr. Rohdie have personally guaranteed each of the construction loans, which are non-recourse to the Company. The following list of the Company's partnerships with Mr. Rohdie provides information about the properties constructed by each.


                                             Company's
Partnership Name                 Date Formed Interest      Property  Name               Location
----------------                 ----------- --------      --------------               --------
RI Windsor, Ltd.                   Jan 97      50%     Mayfaire at Windsor Parke     Jacksonville, FL
RI Panama City, Ltd.               Jun 97      50%     Harbour Green                 Panama City, FL
Danforth National Apartments,
  Ltd.                             Sep 97      80%     Club at Danforth              Jacksonville, FL
Tarragon Savannah, L.P.            Dec 97      50%     Links at Georgetown           Savannah, GA
                                                       Links Phase II                Savannah, GA

Orange National Partners, L.P.     Mar 98      50%     Vineyard at Eagle Harbor      Orange Park, FL
Tarragon Stoneybrook Apartments,
  L.L.C.                           Jun 98      50%     Stoneybrook Apartments        Orlando, FL
Tarragon Huntsville Apartments,
  L.L.C.                           Nov 98      50%     (1)                           Huntsville, AL



                                  Number      Total Cost of       Construction
Partnership Name                 Of Units     Development(3)         Loan
----------------                 ------      --------------     --------------
RI Windsor, Ltd.                   324       $18.7 million      $16 million
RI Panama City, Ltd.               200       $10.1 million      $8.8 million
Danforth National Apartments,
  Ltd.                             288       $16 million        $13.7 million
Tarragon Savannah, L.P.            250       $14.5 million      $12 million
                                   110       $7.4 million       (6)

Orange National Partners, L.P.     328       $20 million        $15.8 million
Tarragon Stoneybrook Apartments,
  L.L.C.                           396       $27.6 million      $22 million
Tarragon Huntsville Apartments,
  L.L.C.                           178       $10.4 million      (2)




                                                            Date of Initial  Date of  (3)
Partnership Name                   Property Name              Operations      Completion
----------------                   -------------              ----------      ----------
RI Windsor, Ltd.                   Mayfaire at Windsor Parke    Aug 97        Mar 98
RI Panama City, Ltd.               Harbour Green                Jan 98        May 98
Danforth National Apartments,
   Ltd.                            Club at Danforth             Mar 98        Sep 98
Tarragon Savannah, L.P.            Links at Georgetown          Aug 98        Mar 99
                                   Links Phase II               (4)           Second Quarter 2000
Orange National Partners, L.P.     Vineyard at Eagle Harbor     Dec 98        Third Quarter 1999
Tarragon Stoneybrook Apartments,
   L.L.C.                          Stoneybrook Apartments       (4)           Second Quarter 2000
Tarragon Huntsville Apartments,
   L.L.C.                          (1)                          (4)           (5)



----------------

(1) This partnership is expected to build a property (not yet named) on land acquired in November 1998.
(2)  The partnership plans to obtain an $8.8 million construction loan.
(3) Total cost of development and dates of completion for projects not yet complete are estimated.
(4)  Property has not begun operating.
(5) Construction of this property is expected to begin in the second quarter of 1999.
(6)  The partnership plans to obtain a construction loan.

Ansonia Apartments, L.P. In December 1997, the Company formed Ansonia Apartments, L.P. ("Ansonia") with two unrelated entities to acquire and reposition or renovate older suburban apartment properties in central and eastern Connecticut. The Company formed this partnership to take advantage of the acquisition and management skills of the principals of the outside partners, Richard Frary, Joel Mael, Robert Rothenberg, and Saul Spitz, who have been involved in the management and renovation of apartment and commercial properties in the northeastern United States for over ten years. The Company has a 70% interest in this partnership. The outside partners have a 30% interest in the partnership, subject to their obligation to pay the Company 30% of the amounts contributed to the partnership by the Company plus interest. Between December 1997 and August 1998, Ansonia purchased ten properties in separate transactions. The cash portion of the purchase price of each acquisition was contributed to Ansonia by the Company. Funds contributed by the Company constitute priority loans to the partnership.

The following table sets forth information about the properties owned by Ansonia as of December 31, 1998.


                                        Date                                  Number
       Property Name                 Acquired          Location              Of Units        Purchase Price     Mortgage
---------------------------          --------         ----------             --------        --------------   -------------
Meriden East                          Dec 97          Meriden, CT                 66          $1.8 million    $1.4 million
Autumn Ridge                          Dec 97          East Haven, CT             116          $2.0 million    $1.5 million
Lakeview                              Apr 98          Waterbury, CT               88          $3.0 million    $2.4 million
Parkview                              Jul 98          Naugatuck, CT              160          $5.5 million    $4.6 million
Sagamore Hills                        Jul 98          Middletown, CT             212          $6.6 million    $4.4 million
Prescott Glen                         Jul 98          East Hartford, CT          562          $16.7 million   $13.6 million
Groton Towers                         Aug 98          Groton, CT                 114          $4.4 million    $4.2 million
Whalers' Point/Nutmeg Woods           Aug 98          New London, CT             382          $14.6 million   $13.8 million
Fox Run                               Aug 98          Ledyard, CT                172          $7.3 million    $5.9 million
Foxon Woods                           Aug 98          East Haven, CT              78          $2.7 million    $2.0 million



Sacramento Nine. The Company owns two fully leased office buildings in the vicinity of Sacramento, California, as a 70% tenant-in-common with Continental Mortgage and Equity Trust.

801 Pennsylvania Avenue. In June 1995, the Company acquired a 50% economic interest in an office building located at 801 Pennsylvania Avenue, Washington, D.C., through purchase of a first lien mortgage note with a face value of $8.5 million for $3 million. In accordance with terms of the note, the Company's $3 million investment, as well as any additional advances made to the property, was to be repaid from property cash flow after operating expenses with interest at 11% per annum. The $5.5 million remaining balance of the note plus accrued interest entitled the Company to 50% of all funds available after property operating expenses plus 50% of the proceeds from any sale and any refinancing. In June 1998, new first mortgage financing of $4.2 million was obtained. The Company received $3.8 million of the proceeds, $2.9 million of which represented the balance of its original investment, $606,000 of which was accrued interest, and $267,000 representing the Company's 50% participation in excess financing proceeds.

National Omni Associates, Ltd. In December 1997, the Company acquired 55% of National Omni Associates, Ltd., which purchased 5600 Collins, a 289-unit high rise waterfront apartment building in Miami Beach, Florida, in February 1998. The purchase price of $32 million was partially funded through $26 million of first and second lien mortgages. The remainder of the purchase price was paid with funds contributed by the Company. In connection with the merger of the Company with NIRT, the Company's interest in this partnership increased to 70%.

Larchmont Associates, L.P. The Company holds a 57% interest in Larchmont Associates, L.P., which owns Larchmont West Apartments, a 504-unit operating property presently under repositioning and located in Toledo, Ohio. The Larchmont interest was initially acquired by Vinland in December 1995 for a cash investment of $418,000. The Company's investment plus additional advances to the partnership are subject to repayment with simple interest at 18% prior to any distributions to the partners.

Antelope Pines Estates, L.P., and Woodcreek Garden Apartments, L.P. In December 1998, the Company purchased general partner interests in Antelope Pines Estates, L.P., which owns Antelope Pines, a 314-unit operating apartment property in Lancaster, California, and in Woodcreek Garden Apartments, L.P., which owns Woodcreek Garden Apartments, a 416-unit operating apartment property, also in Lancaster, California. The Company has made investments in and advances to the partnerships of $1 million in connection with the purchase of its interests.

The following table sets forth information about operating properties owned by Company partnerships as of December 31, 1998. The properties owned by Antelope Pines Estates, L.P., and Woodcreek Garden Apartments, L.P., are stabilized and fully operational, but they are excluded from the table because operations after their purchase in December 1998 were not significant.

                                                                                           Average Rent           Physical
                                                                                        Per Square Foot(a)      Occupancy(b)
                                             Property         Number     Square      ----------------------  -----------------
        Partnership                          Location        of Units    Footage        1998         1997     1998       1997
   ---------------------                  --------------     --------  -----------   ----------   ---------  ------    -------
   Sacramento Nine                        Rancho Cordova, CA      -       103,764      $13.91      $13.15     100%        90%
   801 Pennsylvania                       Washington, D.C.        -        62,229       12.71       11.63      88%        65%
   RI Windsor, Ltd.                       Jacksonville, FL       324      339,886        3.52         .60      71%        27%
   RI Panama City, Ltd. (c)               Panama City, FL        200      201,480        3.80         -        62%        -
   Danforth National Apartments, Ltd. (c) Jacksonville, FL       288      295,620        1.25         -        57%        -
   Tarragon Savannah, L.P. (c)            Savannah, GA           250      260,294         .90         -        52%        -
   National Omni Associates, L.P. (c)     Miami Beach, FL        289      333,552       11.50         -        88%        -
   Ansonia Apartments, L.P. (d)           Connecticut          1,950    1,391,048        3.78         -        80%        -
   Orange National Partners, L.P. (c)     Orange Park, FL        328      354,136         .01         -         1%        -
   Larchmont Associates, L.P. (e)         Toledo, OH             504      339,654        5.56        4.94      91%        86%


---------------------

(a) Amounts represent rental revenue per square foot on an annual basis. Rental revenue is equal to gross potential rent after giving effect to all rental losses including bad debts, vacancies, and discounts and concessions. Gross potential rent equals actual lease rates on leased units/space and market rates on vacant units/space.
(b) Represents actual physical occupancy as of the end of the last week of the years ended December 31, 1998 and 1997.
(c) Property was constructed or purchased and began operating during 1998. Therefore, there is no 1997 information.
(d) Partnership owned two properties that operated for less than one month in 1997.
(e) Average rent per square foot for the year ended December 31, 1997, and for the period from January 1, 1998, through November 23, 1998, and physical occupancy as of December 31, 1997, relate to this partnership prior to the merger and therefore are not reflected in the Consolidated Financial Statements included elsewhere in this Form 10-K.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 10, 1998, the Company's Registration Statement on Form S-4 No. 333-60527 was declared effective by the Securities and Exchange Commission. This Registration Statement covered the issuance of up to 7,586,000 shares of Company common stock in connection with the Merger Agreement between the Company and NIRT and the Stock Purchase Agreement between the Company, TRA, William S. Friedman, and Lucy N. Friedman.

A Joint Proxy Statement/Prospectus was included in the Registration Statement and was mailed to the respective shareholders of the Company and NIRT in connection with separate Special Meetings of the shareholders of the Company and NIRT held on October 20, 1998.

At the Special Meetings, the shareholders of the Company and NIRT voted to approve and adopt the Merger Agreement and the transactions contemplated by the Merger Agreement, including the issuance of shares of Company common stock and the conversion of the shares of beneficial interest of NIRT into the right to receive 1.97 shares of Company common stock.

As of September 4, 1998, the record date for the Special Meeting, there were 1,272,180 shares of Company common stock outstanding and entitled to vote. At the Company's Special Meeting on October 20, 1998, a total of 714,508 votes were cast FOR (93.4% of the total of 765,050 shares voted or 56.16% of those entitled to vote), 11,084 shares were voted AGAINST such proposal, and 39,458 shares ABSTAINED from voting. As of September 4, 1998, there were 3,737,171 shares of beneficial interest of NIRT issued and outstanding and entitled to vote. At the NIRT Special Meeting on October 20, 1998, a total of 2,245,673 votes were cast FOR (94.01% of the total of 2,388,803 shares voted or 60.09% of those entitled to vote), 64,210 shares were voted AGAINST such proposal, and 78,920 shares ABSTAINED from voting.









                     [This space intentionally left blank.]

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

The Company's common stock, $0.01 par value, is listed on the NASDAQ SmallCap Market and is traded in the NASDAQ over-the-counter market under the symbol "TARR." The following table sets forth the high and low bid quotations of the common stock as reported by the NASDAQ System for the periods indicated. The following information gives retroactive effect to the exchange of each share of beneficial interest of NIRT for 1.97 shares of the Company's common stock in connection with the merger of the Company and NIRT in November 1998 and a 10% stock dividend paid by NIRT in September 1997. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions.


                                     1998                        1997
                         -------------------------     -------------------------
                            High           Low            High            Low
                         ----------     ----------     ----------     ----------
First quarter            $     9.14     $     7.99     $     7.04     $     5.65
Second quarter                10.85           8.88           7.38           7.04
Third quarter                 14.02          10.66           7.93           7.15
Fourth quarter                12.31          10.00           8.63           7.74


According to the transfer agent's records, at April 5, 1999, the Company's common stock was held by approximately 12,400 holders, including beneficial holders.

Cash dividends per share paid to shareholders in 1998 and 1997 were as follows (restated to give effect to the November 1998 merger and the September 1997 10% stock dividend):

                            1998           1997
                         ----------     ----------
First quarter            $     .102     $     .092
Second quarter                 .102           .092
Third quarter                  .102           .092
Fourth quarter                 .105           .102






                     [This space intentionally left blank.]

ITEM 6.  SELECTED FINANCIAL DATA

The following information should be read in conjunction with all of the financial statements and notes thereto and with the discussion set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. Dollar amounts are in thousands, except per share amounts.

On November 24, 1998, the Company and NIRT merged, with the Company as the survivor, on the basis of 1.97 shares of the Company's common stock for each share of beneficial interest of NIRT. The merger has been accounted for as a reverse acquisition of the Company by NIRT using purchase method accounting. Therefore, historical balances and operating information presented below for periods prior to the merger are those of NIRT.

                                                                  For the Years Ended December 31,
                                             ----------------------------------------------------------------------------
                                                 1998            1997            1996            1995            1994
                                             ------------    ------------    ------------    ------------    ------------
OPERATING DATA

   Revenue ...............................   $     58,700    $     52,017    $     49,962    $     45,240    $     40,135
   Expenses ..............................        (61,095)        (51,749)        (49,176)        (46,214)        (40,915)
                                             ------------    ------------    ------------    ------------    ------------

   Income (loss) before net gain on sale
    of real estate, gain on sale of
    investments, gain on insurance
    settlement, and extraordinary items ..         (2,395)            268             786            (974)           (780)
   Net gain on sale of real estate .......          2,108           4,350           3,700             533             385
   Gain on sale of investments ...........            123             913              --             412             141
   Gain on insurance settlement ..........             --              --             451              --              --
                                             ------------    ------------    ------------    ------------    ------------

   Income (loss) from continuing
     operations ..........................           (164)          5,531           4,937             (29)           (254)
   Extraordinary items ...................         (1,231)             61              --             737              --
                                             ------------    ------------    ------------    ------------    ------------
   Net income (loss) .....................   $     (1,395)   $      5,592    $      4,937    $        708    $       (254)
                                             ============    ============    ============    ============    ============

PER SHARE DATA (1)

EARNINGS PER SHARE
   Income (loss) from continuing
     operations ..........................   $       (.02)   $        .72    $        .60    $         --    $       (.03)
   Extraordinary items ...................           (.16)            .01              --             .09              --
                                             ------------    ------------    ------------    ------------    ------------
   Net income (loss) .....................   $       (.18)   $        .73    $        .60    $        .09    $       (.03)
                                             ============    ============    ============    ============    ============

Weighted average shares (2) ..............      7,619,604       7,693,031       8,161,197       8,222,799       8,539,220


---------------------------------------------

(1) Share and per share data have been restated to give effect to the merger of the Company with NIRT on the basis of 1.97 shares of the Company's common stock for each share of beneficial interest of NIRT and 10% stock dividends paid by NIRT in September of each of 1995 through 1997.

(2) Represents the weighted average shares of common stock used in the computation of earnings per share.

                                                                  For the Years Ended December 31,
                                             ----------------------------------------------------------------------------
                                                1998             1997            1996            1995            1994
                                             ------------    ------------    ------------    ------------    ------------
PER SHARE DATA (CONTINUED)(1)

EARNINGS PER SHARE - ASSUMING DILUTION
   Income (loss) from continuing
     operations ..........................   $       (.02)   $        .71    $        .60    $         --    $       (.03)
   Extraordinary items ...................           (.16)            .01              --             .09              --
                                             ------------    ------------    ------------    ------------    ------------
   Net income (loss) .....................   $       (.18)   $        .72    $        .60    $        .09    $       (.03)
                                             ============    ============    ============    ============    ============

Weighted average shares -
     assuming dilution (2) ...............      7,619,604       7,769,296       8,197,049       8,223,800       8,539,220

Dividends (3) ............................   $        .41    $        .38    $        .34    $        .31    $        .24


                                                                             December 31,
                                             ----------------------------------------------------------------------------
                                                1998             1997            1996            1995            1994
                                             ------------    ------------    ------------    ------------    ------------
BALANCE SHEET DATA

   Real estate ...........................   $    293,975    $    233,936    $    193,722    $    195,675    $    184,658
   Notes and interest receivable (4) .....             --              --              --           6,388           9,997
   Investments in and advances to
      partnerships .......................         37,356          13,839           4,739          10,780          11,026
   Total assets ..........................        357,060         265,640         211,341         222,038         217,040
   Notes, debentures, and
      interest payable ...................        263,361         184,126         134,270         144,497         138,316
   Shareholders' equity ..................         76,685          71,091          69,063          69,627          73,360
   Book value per share ..................   $       9.06    $       9.47    $       9.95    $      10.42    $      11.58



                                                                  For the Years Ended December 31,
                                             ----------------------------------------------------------------------------
                                                1998             1997            1996            1995            1994
                                             ------------    ------------    ------------    ------------    ------------
OTHER DATA

Cash flows provided by (used in):
     Operating activities ................   $      2,533    $      3,261    $      3,795    $      2,030    $      1,852
     Investing activities ................        (43,828)        (43,813)           (436)         (5,436)         (1,409)
     Financing activities ................         39,475          40,952          (1,171)          1,596           1,981

---------------------------------------------

(1) Share and per share data have been restated to give effect to the merger of the Company with NIRT on the basis of 1.97 shares of the Company's common stock for each share of beneficial interest of NIRT and 10% stock dividends paid by NIRT in September of each of 1995 through 1997.
(2) Represents the weighted average shares of common stock used in the computation of earnings per share - assuming dilution.
(3) Dividends in 1995 through 1998 represented return of capital. Dividends in 1994 were taxable to shareholders as ordinary income.
(4) Notes and interest receivable at December 31, 1998, 1997, and 1996, are classified with other assets.

                                                                  For the Years Ended December 31,
                                                  ------------------------------------------------------------------
                                                     1998          1997          1996         1995          1994
                                                  ----------    ----------    ----------    ----------    ----------

OTHER DATA (CONTINUED)

Calculation of funds from operations:
     Net income (loss) ........................   $   (1,395)   $    5,592    $    4,937    $      708    $     (254)
     Extraordinary items ......................        1,231           (61)           --          (737)           --
     Gain on insurance settlement (1) .........           --            --          (451)           --            --
     Net gain on sale of real estate ..........       (2,108)       (4,350)       (3,700)         (533)         (385)
     Gain on sale of investments ..............           --          (215)           --            --            --
     Depreciation and amortization
       of real estate assets ..................        7,602         7,225         5,374         5,959         4,992
     Depreciation and amortization
       of real estate assets of partnerships ..        1,892           356           305           882         1,086
     Distributions from partnerships
       in excess of the Company's
       investments in the partnerships ........         (338)          (41)         (899)           --            --
                                                  ----------    ----------    ----------    ----------    ----------
Funds from operations (2) .....................   $    6,884    $    8,506    $    5,566    $    6,279    $    5,439
                                                  ==========    ==========    ==========    ==========    ==========


----------------------

(1) The gain on insurance settlement represents the Company's share of gain realized by a partnership in which the Company held a 40% interest. The insurance proceeds from the destruction of a partnership property which was not rebuilt exceeded the basis of the property.

(2) The Company generally considers funds from operations ("FFO") to be an appropriate measure of the performance of an equity real estate investment trust ("REIT"). FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), equals net income (loss), computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. The amortization of deferred financing costs is not added back to net income (loss) in the Company's calculation. This treatment is consistent with the Company's historical calculation of FFO. The Company believes that FFO is useful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, investing activities, and financing activities, it provides investors an understanding of the ability of the Company to incur and service debt and to make capital expenditures. The Company believes that in order to facilitate a clear understanding of its operating results, FFO should be examined in conjunction with net income (loss) as presented in the financial statements included elsewhere in this report. FFO does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indication of the Company's operating performance or to cash flow as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs and dividends. The Company's calculation of FFO may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to such other REITs.

     Effective January 1, 1997, the Company modified its calculation of FFO to include the add back of amortization of leasing commissions associated with its commercial properties. The Company believes that this treatment is consistent with a majority of other REITs. If the Company had calculated FFO in the same manner for each of the years ended December 31, 1996, 1995, and 1994, FFO would have been higher by $262,000, $272,000, and $235,000, respectively.

     Included in FFO for the years ended December 31, 1998, 1997, 1995, and 1994, are gains totaling $123,000, $698,000, $412,000, and $141,000, respectively, resulting from the Company's sale of investments in marketable equity securities.

     Included in FFO for the year ended December 31, 1996, is a provision for loss of $300,000. Included in FFO for the year ended December 31, 1995, is a provision for loss credit of $425,000. See NOTE 3. "ALLOWANCE FOR ESTIMATED LOSSES AND PROVISIONS FOR LOSSES" in the Notes to Consolidated Financial Statements for a description of the 1996 provision for loss. The 1995 provision for loss credit was comprised of the reversal of a $700,000 allowance provided in 1993 against Pepperkorn Office Building and a provision of $275,000 to reduce the carrying value of K-Mart Shopping Center in Kansas City, Missouri, to the net sale proceeds received in July 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes thereto.

Introduction

Tarragon Realty Investors, Inc. (the "Company"), a Nevada corporation incorporated on April 2, 1997, is the successor in interest to National Income Realty Trust ("NIRT") and Vinland Property Trust ("Vinland"). NIRT was a California business trust organized on October 31, 1978. It commenced operations as a real estate investment trust ("REIT") on March 27, 1979. NIRT invested in income-producing real estate through acquisitions, leases, and partnerships. Vinland was established on July 18, 1973, and commenced operations on April 2, 1974, as a REIT. Vinland was formed as a California business trust to invest in commercial and multifamily real estate. In July 1997, Vinland merged with the Company, its wholly-owned subsidiary.

Effective November 23, 1998, NIRT incorporated as a California corporation and on November 24, 1998, merged with and into the Company, with the Company as the survivor. Pursuant to the terms of the Agreement and Plan of Merger entered into by the Company and NIRT, each share of beneficial interest of NIRT was converted into 1.97 shares of common stock of the Company. As a result, the shareholders of NIRT became the owners of 85% of the Company's common stock.

FOR ACCOUNTING PURPOSES THE MERGER IS TREATED AS A REVERSE ACQUISITION OF THE COMPANY BY NIRT USING THE PURCHASE METHOD OF ACCOUNTING, AND HISTORICAL BALANCES AND OPERATIONS OF THE COMPANY FOUND IN THIS FORM 10-K ARE THOSE OF NIRT. SHARE AND PER SHARE INFORMATION HAS BEEN RESTATED RETROACTIVELY TO GIVE EFFECT TO THE
1.97 TO 1 EXCHANGE RATIO IN THE MERGER. REFERENCES TO THE COMPANY IN RELATION TO DATES PRIOR TO NOVEMBER 24, 1998, ARE INTENDED TO INCLUDE BOTH OF THE COMPANY'S PREDECESSORS, NIRT AND VINLAND.

Immediately following the merger, the Company acquired Tarragon Realty Advisors, Inc. ("TRA"), the Company's advisor since March 1, 1994, and NIRT's advisor since April 1, 1994, from William S. Friedman and his wife, Lucy N. Friedman, for 100,000 shares of the Company's common stock and options to acquire 350,000 additional shares of the Company's common stock at prices ranging between $13 and $16 per share.

At December 31, 1998, the Company's directly-owned real estate portfolio was comprised of 78 properties (25 held for sale) located throughout the United States, with concentrations in the Southeast and Southwest. These properties include 51 apartment complexes, 14 shopping centers, four office buildings, one office park, one combination office building and shopping center, one combination office/retail/medical facility, five parcels of land, and one single-family residence.

In 1997, the Company began a program of acquiring and developing income producing real estate, primarily apartment communities, through joint ventures. At the end of 1997, these joint ventures had purchased two operating apartment properties and had four apartment properties under construction. During 1998, construction was completed on three of the four started in 1997 and begun on one more. Eleven operating apartment properties were purchased in 1998. As a result of the merger of the Company with NIRT, the Company now holds an additional operating apartment property owned through a partnership, and the Company's ownership interest in a second partnership was increased. Construction began on another apartment community during first quarter 1999. As part of the Company's normal operating procedures, other properties are under review for purchase or development including three for which land has been acquired. At December 31, 1998, the Company held interests in 14 joint ventures or partnerships accounted for using the equity method.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Introduction (Continued)

Through its investments in these entities, the Company has ownership interests in 21 apartment communities, three of which are under construction and one on which construction is expected to begin in mid-1999, and three office buildings.

All of the Company's directly-owned real estate, except for 11 properties, and all properties held in joint ventures, are encumbered by mortgages. In the past, the Company held mortgage loans, but such loans are now made only in connection with, and to facilitate, the sale or acquisition of real estate. As a result of the payoff of existing mortgages, the portfolio of loans has declined so that it is no longer a significant part of the Company's operations.

The Company's long term objective is to increase the value of its real estate portfolio through increased operating income, resulting in higher equity values for and increased dividends to shareholders. Intensive management of and consistent capital improvements to the existing portfolio are aimed at achieving increased operating income.

Inflation works both for and against the Company's operations. A benefit of inflation is that revenue from rentals of its real estate properties generally tracks increases in inflation. The same is true, however, for property operating expenses. A benefit of the present low rate of inflation is that interest rates on new borrowings are now lower than previously experienced. This allows for larger loans and/or lower debt service payments, thus improving the Company's liquidity.

The Company places additional focus on enhancing the quality of its portfolio with selective and opportunistic acquisitions, concentrated on older, under-managed, and under-performing multifamily projects in geographic regions where the Company presently operates. Properties that the Company's management believes have peaked in value or do not provide operating efficiencies within the Company's portfolio have been placed on the market for sale. While the Company has identified the properties it desires to sell, market conditions will determine which of them will actually be sold.

The Company intends to continue investing in new construction of apartment properties, either directly or through joint ventures, relying on the strength and experience of its partners in regions or property types where the Company has little or no experience. To the extent it invests in construction projects, the Company is subject to business risks, such as cost overruns and delays, associated with development activities.

In addition to raising capital through operating income and the selective disposition of certain assets, the Company expects to continue generating funds for investment through new borrowings and refinancings.

Liquidity and Capital Resources

During the last three years, the Company has produced positive cash flow from operating activities. Cash and cash equivalents were maintained at about $4 million between 1996 and 1997, declining to $2.4 million at December 31, 1998. The principal source of cash since 1996 has been proceeds from borrowings, including refinancing of existing debt and new debt incurred as part of property acquisitions. Borrowings provided more than $193.4 million during the last three years and resulted in establishing relationships with lenders that are

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

expected to continue. Sale of real estate has been an important source of cash, raising approximately $14.6 million in the same period. Cash flow from operating activities provided a steady and increasing part of the Company's needs, about $9.6 million during that time. In 1998, advances from affiliates became a more important source of cash; those advances amounted to $5.9 million under a two-year line of credit arrangement.

Borrowings likewise were the primary source of cash for joint ventures in which the Company holds interests. At the end 1998, partnership debt was $176 million, of which $142 million was from financing of 1998 or 1997 acquisition or development. The balance of the joint venture indebtedness was incurred prior to 1997.

Cash from the Company's new borrowings can be linked most closely to the payment of existing debt ($106.5 million since 1996), to the acquisition of additional properties ($23.4 million), for improvements to properties ($58.2 million), and, in the last two years, loans and equity advances to partnerships ($34.2 million) used in acquisition and development of apartment properties. Affiliate advances were also used to facilitate property acquisitions by the Company and the joint ventures.

Net cash provided by or used in the Company's operating activities, investing activities, and financing activities for the last three years is reported in the Consolidated Statements of Cash Flows included in Item 8 "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." The following discussion will assist in understanding the information presented therein.

Sources of cash projected in 1999 include net financing proceeds upon the refinancing of 20 properties of $30 million, $5.6 million of which was received in the first quarter of 1999 upon the refinancing of three properties. The Company also expects to receive $13 million comprising repayment of advances and accrued interest from the refinancing of four partnership properties. Additionally, the Company plans to obtain $8 million from new line of credit facilities during 1999. Sources of cash projected in 1999 also include proceeds from the sale of eight properties, including one partnership property, of $40 million. The Company expects these sources will continue to be sufficient to meet projected cash requirements, including debt service obligations, property maintenance and improvements, development costs on construction properties, and continuation of regular cash dividends. Although the Company expects sources of cash to be more than sufficient to fund planned uses of cash, there can be no assurance that the expected sales and refinancings of properties will be consummated when anticipated.

     Operating Activities

The Company's principal operating activity is the active operation of its directly-owned real estate largely through its wholly-owned subsidiary Tarragon Management, Inc.

The Company's cash flow from real estate operations before payment of interest on mortgage debt continues to increase to $27.8 million in 1998 from $20.7 million in 1997 and $19.3 million in 1996. Properties held for all three years show increases to $23 million in 1998 from $17 million in 1997 and $16 million in 1996. The remainder of the increases is primarily due to acquisitions made in 1998, 1997, and 1996. Properties acquired in those years contributed $4.2 million in operating cash flow in 1998, $2.5 million in 1997, and $540,000 in 1996. Property sales likewise affected cash flow from property operations. Mountain View Shopping Center and Spring Pines Apartments, sold in 1998, contributed cash flow from operations of $251,000 in 1998 prior to

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

     Operating Activities (Continued)


their sale, $375,000 in 1997, and $300,000 in 1996. Plaza Hills Apartments, Huntington Green Apartments, and Pheasant Pointe Apartments, sold in 1997, contributed cash flow from operations of $544,000 in 1997 prior to their sale and $1.1 million in 1996. In 1996, Century Centre II Office Building contributed $1.5 million of operating cash flow prior to its sale. See NOTE 4. "REAL ESTATE AND DEPRECIATION" in the Notes to Consolidated Financial Statements for discussion of the sales.


Interest paid on mortgages and other debt and related costs of obtaining new mortgages have increased as the Company's debt level has increased. Interest and deferred borrowing costs paid were $19.6 million in 1998, $14.5 million in 1997, and $12.8 million in 1996. See "Financing Activities" for a discussion of the Company's mortgages and other debt.

Prior to November 24, 1998, the Company paid TRA an advisory fee of 16% per annum of adjusted funds from operations, as defined in the advisory agreement and, in accordance with the terms of the advisory agreement, reimbursed TRA for expenses related to certain services provided by TRA, including, but not limited to, legal, accounting, investor relations, data processing, and the related departmental overhead. Since the Company's acquisition of TRA, the advisory agreement is no longer in place, and expenses previously borne by TRA, including payroll and other general and administrative costs, are now borne directly by the Company. Therefore, in the future, advisory fees will not be incurred, and general and administrative expenses will increase.

     Investing Activities

Investing activities are primarily associated with the Company's direct real estate acquisitions and developments and those made through partnerships.

The expansion of the Company's activities over the past two years has required increased investments, $43.8 million in each of 1998 and 1997 funded through outside financing sources. In 1996, net cash used was $436,000, as the bulk of cash required was generated from other investing sources. Discussion of the components of cash provided by and used in investing activities during the last three years follows.

Investments in real estate

The Company used $3.3 million in 1998, $13.7 million in 1997, and $3.2 million in 1996 in the direct purchase of operating real estate. The Company purchased three apartment communities in 1998 prior to the merger, five in 1997, and two in 1996, increasing the Company's multifamily portfolio by 1,629 units. The Company also purchased a 52,288 square foot shopping center in 1997 and a 62,934 square foot office building in 1998 prior to the merger. The aggregate purchase prices for the 1998, 1997, and 1996 direct purchases of operating real estate were $8.5 million, $23.4 million, and $9.4 million respectively. Of the aggregate costs of acquisition, $6 million in 1998, $9.7 in 1997, and $6.2 million in 1996 was financed through mortgages on certain of the properties.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

     Investing Activities (Continued)

In April 1998, the Company purchased a 43-acre tract of land adjacent to The Vistas at Lake Worth, in Fort Worth, Texas for $707,000 in cash. The Company intends to build an apartment property known as The Observatory on a portion of this land and to sell the balance to one or more home builders. In May 1998, the Company purchased a 33-acre tract of land in Frisco, Texas, for $4.5 million, paying $1.6 million in cash and financing the remainder with a short-term mortgage. Construction is now underway on a 320-unit luxury apartment community known as The Vintage at Legacy Lakes which occupies a portion of this site. The balance of this site is slated for future development.

As part of the merger, the Company acquired 13 properties, nine apartment complexes with 1,293 units and four commercial properties with 234,407 square feet. Except for two, all properties are held for investment. The properties' new cost basis of $39 million was determined by allocating the purchase consideration based on the properties' relative fair values. The properties secure debt with balances totaling $26.6 million.

In July 1997, the Company added 300 units to its multifamily portfolio through its acquisition of an additional 40% interest in English Village Partners, L.P., increasing its total ownership to 90%, for $1 million. As a result, English Village is now a consolidated entity.

During 1998, 1997, and 1996, the Company made real estate improvements totaling $17.3 million, $27.3 million, and $13.5 million, respectively, to its properties, including $3.4 million, $9.7 million, and $5.9 million, respectively, on construction at development properties. Construction at The Vistas at Lake Worth was completed in the first quarter of 1998. The Company expects to spend approximately $22.7 million on construction of The Vintage at Legacy Lakes during 1999 and 2000, $20.9 million of which is expected to be provided by the construction loan. The Company expects to spend approximately $9 million on capital improvement to its other properties in 1999.

In addition to real estate improvements noted above, payments for property operating expenses in 1998, 1997, and 1996 include property replacements of $2.3 million, $2.1 million, and $2.8 million, respectively. Property replacements include such items as plumbing replacements, landscaping, exterior painting, parking lot improvements, and, in 1996, carpet and appliances. In 1997, the Company began capitalizing carpet, appliances, and heating, ventilation, and air conditioning replacements. See discussion below under "Implementation of Change in Accounting Estimate."

In 1998, the Company sold two properties, Mountain View Shopping Center in Las Vegas, Nevada, for $2 million, receiving net cash proceeds of $972,000, and Spring Pines Apartments in Houston, Texas, for $2.7 million, receiving net cash proceeds of $1.1 million. In 1997, the Company sold three properties, Plaza Hills Apartments in Kansas City, Missouri, Huntington Green Apartments in Philadelphia, Pennsylvania, and Pheasant Pointe Apartments in Sacramento, California, the only properties owned in each of those cities, in separate transactions for an aggregate sale price of $14 million, receiving net cash proceeds of $6.4 million. In 1996, the Company sold Century Centre II Office Building in San Mateo, California, for $28.2 million, receiving net cash proceeds of $6.2 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

     Investing Activities (Continued)

The Company expects to pay cash of $1.5 million in the second quarter of 1999 to close the acquisition of a 134,760 square foot office building in Orlando, Florida. The remainder of the $9.3 million purchase price less earnest money deposits made through December 31, 1998, is expected to be provided by mortgage financing.

Investments in partnerships

Investments in partnerships increased due to the Company's increased emphasis on investing in real estate through partnerships. The funds invested in these partnerships bear interest at market rates and are to be repaid from the operation, refinancing, sale, or other disposition of the properties owned by the partnerships.

During 1997 and 1998, the Company and Robert C. Rohdie formed seven partnerships to build and own luxury apartment communities in Florida, Georgia, and Alabama. The Company has provided substantially all of the equity portion of the total development costs. In 1997, the Company made capital contributions and interest-bearing priority loans totaling $8.7 million to these partnerships. During 1998, the Company made capital contributions and interest-bearing priority loans to these partnerships of $7.4 million.

In 1997, the Company formed Ansonia Apartments, L.P., ("Ansonia") with Richard Frary, Joel Mael, Robert Rothenberg, and Saul Spitz. Ansonia purchased two apartment properties in 1997 and eight apartment properties in 1998 with an aggregate 1,950 units, all located in Connecticut. The cash required to purchase these properties was provided by the Company in the form of capital contributions that earn a preferred return and have a priority over any distributions to the partners. Such contributions totaled $970,000 in 1997 and $12 million in 1998.

In 1997, the Company formed National Omni Associates, L.P., which purchased a 289-unit high rise apartment building in Miami Beach, Florida, for $32 million in February 1998. The Company invested $721,000 in 1997 and $4.4 million in 1998 in this partnership.

In 1998, the Company acquired interests in two partnerships that owned separate operating apartment properties in Lancaster, California, with a total of 730 units. The Company made contributions and loans of $1 million to these partnerships in 1998.

In June 1995, the Company acquired a 50% economic interest in an office building in Washington, D.C., through the purchase of a first lien mortgage note with a face value of $8.5 million for $3 million. In accordance with terms of the agreement with the property owner, the Company's $3 million investment was to be repaid with interest at 11% per annum from cash flow after operating expenses. The remaining $5.5 million balance of the mortgage note plus accrued interest was to be satisfied by payment of 50% of all funds available after property operating expenses plus 50% of the proceeds from any sale or refinancing. In June 1998, new first mortgage financing of $4.2 million was obtained on the property. The Company received $3.8 million of the proceeds, $2.9 million of which represented the balance of its original investment, $606,000 of which was accrued interest, and $267,000 represented the Company's 50% participation in excess financing proceeds.

Until November 1997, the Company had a 40% interest in a partnership which owned industrial warehouses. During the first half of 1996, this partnership sold 27 warehouses for $41.2 million, receiving net cash proceeds

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

     Investing Activities (Continued)

of $16.8 million after the payoff of the existing $23.5 million mortgage loan and related closing costs. The Company received $6.8 million as its proportionate share of the sale proceeds plus an allowance for brokerage commissions. In November 1997, the Company sold its interest in the partnership for $1.6 million in cash.

The Company expects to fund approximately $7.4 million in the first half of 1999 and $4 million in the second half of 1999 of development cost for current and planned properties under construction owned through partnerships.

     Financing Activities

Significant financing activities consist of proceeds from borrowings, principal payments on notes payable, advances from or repayment of advances from affiliates, dividends paid to shareholders, and repurchases of the Company's common stock.

Proceeds from borrowings and  principal payments on notes payable

During 1998, the Company obtained mortgage financing (including advances under revolving credit facilities) totaling $77.7 million secured by 20 properties and received net cash proceeds of $32.7 million after the payoff of $40.2 million in existing mortgage debt on such properties, establishing required escrows, and paying associated closing costs. The Company also made $1.8 million of other principal payments.

During 1997, the Company obtained mortgage financing (including advances under revolving credit facilities) totaling $77.3 million secured by 15 properties and received $38.5 million of net cash proceeds after the payoff of $32.9 million in existing mortgage debt on such properties, establishing required escrows, and paying associated closing costs. In addition, the Company paid off a $1.3 million mortgage loan secured by University Center (formerly known as Southgate Shopping Center), scheduled to mature in 2003, for $850,000. In connection with the payoff, the Company recognized a $431,000 extraordinary gain on forgiveness of debt. The Company also made $2.5 million of other principal payments in 1997.

During 1996, the Company obtained mortgage financing totaling $34.3 million secured by nine properties and received net cash proceeds of $7.3 million after the payoff of $24.4 million in existing mortgage debt on such properties, establishing required escrows, and paying associated closing costs. The Company also paid off mortgage loans scheduled to mature in 1996 totaling $689,000 and made $3.4 million of other principal payments.

Mortgage principal payments totaling $15.2 million are due in 1999, including $13.7 million of balloon payments. The Company intends to either pay off the maturing mortgages or extend the due dates while seeking to obtain long term refinancing. However, while management expects to be able to arrange new financing or loan extensions as needed, there is no assurance of success or that the results can be timed to coincide with the debt maturities.

Advances from and repayment of advances from affiliates

The Company received net advances from affiliates of TRA of $5.9 million in 1998. No advances were

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

     Financing Activities (Continued)

received or repaid in 1997, but, in 1996, the Company repaid $583,000 of advances received in 1995. The advances received in 1998 were made by parties related to William S. Friedman, President, Chief Executive Officer, and Director of the Company, or affiliates of his under a two-year line of credit arrangement approved by the Board of Directors. The funds were used to facilitate investments by the Company and the partnerships in which it holds interests.

Dividends paid to shareholders

Cash dividends paid to shareholders totaled $3.4 million, $2.1 million, and $2.7 million in 1998, 1997, and 1996, respectively. The Company also paid 10% stock dividends in September of each of 1997 and 1996.

Repurchase of common stock

Pursuant to authorization granted by the Board of Directors, the Company has repurchased shares of its common stock in open market and negotiated transactions. The numbers of shares in the following discussion have been restated to give effect to the merger of the Company and NIRT on the basis of
1.97 shares of the Company's common stock for each share of beneficial interest of NIRT. The Company repurchased 504,059 in 1998, 95,490 in 1997, and 561,822 in 1996 of its outstanding common stock at a cost of $5.9 million, $748,000, and $3.7 million, respectively. The 1997 and 1996 share repurchases, as well as 449,505 of the 1998 share repurchases, were made in accordance with the authorization provided by NIRT's Board of Trustees prior to the merger. In September 1998, the Board of Directors of the Company authorized repurchase of up to an additional 120,000 shares, of which 74,460 have been purchased as of December 31, 1998.

Results of Operations

1998 COMPARED TO 1997. The Company reported a net (loss) of $1.4 million in 1998 and net income of $5.6 million in 1997, a decrease of $7 million. The major components of the change in net income (loss) between years are discussed in the following paragraphs.

Income from real estate operations

Net rental income (rental revenue less property operating expenses) increased to $25.8 million in 1998 from $22.1 million 1997, an increase of $3.7 million, or 17%.

Multifamily Properties: The Company's directly owned multifamily portfolio, which represented 76% of the Company's real estate and included 9,588 operating apartments at December 31, 1998, reported an increase in net rental income of $3.1 million, or 17%, for 1998 compared to 1997. Of this increase, $1.7 million is related to properties acquired in 1998 and 1997, including nine properties consolidated since the merger of the Company and NIRT. The portfolio of 32 apartment properties with 6,581 units owned for all of 1998 and 1997 generated an increase of $1.9 million or 12%. Net rental income as a percentage of rental revenue for the 6,581 units increased to 45% from 43%. Rental revenue for the same store multifamily properties increased $2.5 million, or 7%, chiefly due to higher rental rates at certain properties. Average monthly rental revenue per unit for the same store properties increased 7% to $506 from $475. Property operating expenses on a same store basis increased $617,000, or 3%. Overall occupancy levels for multifamily properties held in both years increased slightly in 1998 compared to 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations (Continued)

Commercial Properties: The Company's directly owned commercial portfolio included 1.9 million square feet at December 31, 1998. An increase in net rental income of $337,000 resulted from the addition of Mariner Plaza Shopping Center, acquired in August 1997, 1505 Highway 6, acquired in October 1998, and four commercial properties with an aggregate 234,407 square feet consolidated since the merger of the Company and NIRT. A decrease of $153,000 is due to the sale of Mountain View Shopping Center in 1998. Commercial properties held in both years reported an overall increase in net rental income of $339,000 principally due to higher rents at certain properties. Overall occupancy levels for commercial properties held in both years remained relatively stable in 1998 compared to 1997.

Equity in income (loss) of partnerships

Equity in income (loss) of partnerships was $(889,000) for 1998 compared to $643,000 in 1997. A decrease of $2 million resulted from start-up losses at five partnership properties with a total of 1,390 units which are either still under construction or only recently completed. As of March 21, 1999, occupancy at these five properties was as follows:

Partnership Name                             Property Name                 Location           Number of Units     Occupancy
----------------                             -------------                 --------           ---------------     ---------
RI Windsor, Ltd.                         Mayfaire at Windsor Parke        Jacksonville, FL           324             76%
RI Panama City, Ltd.                     Harbour Green                    Panama City, FL            200             67%
Danforth National Apartments, Ltd.       The Club at Danforth             Jacksonville, FL           288             66%
Tarragon Savannah, L.P.                  The Links at Georgetown          Savannah, GA               250             80%
Orange National Partners, L.P.           The Vineyard at Eagle Harbor     Orange Park, FL            328             18%

A decrease of $600,000 resulted from the operations of 5600 Collins Avenue, the sole property of National Omni Associates. These decreases are partially offset by an increase of $873,000 resulting from the refinancing of 801 Pennsylvania Avenue. $606,000 of this amount represented accrued interest on the Company's original investment and additional advances, and $267,000 represented the Company's 50% participation in the excess financing proceeds. The properties owned by Ansonia Apartments, L.P., contributed $400,000 to operations in 1998, even though four of the properties are undergoing substantial renovation.

Interest expense

Interest expense was $16.6 million for 1998 compared to $12.6 million in 1997. An increase of $1.4 million resulted from interest on mortgage loans obtained or assumed in connection with 1998 and 1997 property acquisitions. In addition, long term and interim mortgage financing, including advances under revolving credit facilities, obtained on existing properties during 1998 and 1997 increased mortgage loans by $37 million and the related interest expense by $2.3 million for this period.

Advisory fee to affiliate

The advisory fee to TRA was $1 million in 1998 for the eleven months prior to the Company's acquisition of TRA and $1.4 million for the full year of 1997. The advisory fee was an incentive fee equal to 16% per annum of adjusted funds from operations, as defined in the advisory agreement approved by the Board and shareholders. Funds from operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts, decreased to $6.9 million for 1998 from $8.5 million for 1997. Since the Company's acquisition of TRA, advisory fee expense is no longer being incurred. See ITEM 6. "SELECTED FINANCIAL DATA" for the calculation and definition of FFO.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations (Continued)

General and administrative expenses

General and administrative expenses increased to $3.1 million in 1998 from $2.1 million in 1997. A significant portion of the increase is due to the Company paying all costs previously borne by TRA in lieu of paying the advisory fee (see above) subsequent to the Company's acquisition of TRA. Additional costs have been incurred in connection with upgrading the Company's computer equipment and software in preparation for the Year 2000 change.
See the discussion under "Impact of the Year 2000 Issue" below.

Net gain on sale of real estate

During 1998, the Company recognized gains totaling $2.1 million on the sale of Mountain View Shopping Center and Spring Pines Apartments. In 1997, the Company recognized gains totaling $4.4 million on the sale of Plaza Hills Apartments, Huntington Green Apartments, and Pheasant Pointe Apartments and a $54,000 loss related to the sale of a warehouse owned through partnership.

Gain on sale of investments

During 1998, a gain of $123,000 was recognized from sale of investments in securities. In 1997, the Company recognized gains of $698,000 from sale of investments in securities and $215,000 on the sale of the Company's investment in a partnership.

Extraordinary items

Extraordinary expenses in 1998 of $1.2 million resulted from prepayment penalties and write-off of deferred financing expenses in connection with 1998 refinancings. Extraordinary items in 1997 included a gain on debt forgiveness of $431,000 in connection with the discounted payoff of the mortgage loan on University Center and expenses of $370,000 from prepayment penalties and deferred financing expenses written off in connection with 1997 refinancings.

1997 COMPARED TO 1996. The Company reported net income of almost $5.6 million in 1997 compared to just over $4.9 million in 1996; the increase was approximately $650,000. This increase primarily resulted from increased net rental income. This and other components of the change in net income between years are discussed in the following paragraphs.

Income from real estate operations

Net rental income increased to $22.1 million in 1997 from $19.4 million 1996, an increase of $2.7 million, or 14%.

Multifamily Properties: The Company's multifamily portfolio, which represented 79% of its real estate and included 7,987 operating apartments at December 31, 1997, reported an increase in net rental income of $3.5 million, or 24%, for 1997 compared to 1996. Of this increase, $1.3 million was from properties acquired in 1996 and 1997. A decrease of $511,000 resulted from the sale of three multifamily properties in 1997. The portfolio of 30 apartment properties with 5,935 units owned for all of 1996 and 1997 generated an increase of $2.7 million, or 21%. Net rental income as a percentage of rental revenue for the 5,935 units increased to 44% from 38%. Rental revenue for the same store multifamily properties increased $1.6 million, or 5%, chiefly due to higher rental rates at certain properties. Average monthly rental revenue per unit for the same store properties increased 5% to $496 from $474. Property operating expenses on a same store basis decreased $1.1 million, or 5%, $957,000 of which is due to a decrease in replacements resulting from the change in accounting

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations (Continued)

estimate pursuant to which the Company began capitalizing carpet, appliances, and heating, ventilation, and air conditioning replacements in 1997. See discussion below under "Implementation of Change in Accounting Estimate." Overall occupancy levels for multifamily properties held in both years increased slightly in 1997 compared to 1996.

Commercial Properties: The Company's commercial portfolio included 1.6 million square feet at December 31, 1997. An increase in net rental income of $112,000 resulted from the addition of Jackson Square and Mariner Plaza Shopping Centers, acquired in January 1996 and August 1997, respectively. A decrease of $1.2 million resulted from the sale of Century Centre II Office Building in September 1996. Commercial properties held in both years reported an overall increase in net rental income of $598,000, principally due to higher rents coupled with lower economic vacancies resulting from improved overall physical occupancy levels.

Equity in income of partnerships

Equity in income of partnerships was $643,000 in 1997 compared to $1.5 million in 1996. The 1996 income included distribution of financing proceeds by Sacramento Nine and English Village in excess of the Company's investments in those partnerships.

Interest expense

Interest expense was $12.6 million in 1997 compared to $12 million in 1996. An increase of $1.1 million resulted from interest on mortgage loans obtained or assumed in connection with 1996 and 1997 property acquisitions. In addition, long term and interim mortgage financing, including advances under revolving credit facilities, obtained on existing properties during 1996 and 1997 increased mortgage loans by $35.8 million and the related interest expense by $1.7 million for this period. A $1.4 million decrease resulted from the sale of four properties during 1996 and 1997. The remaining decrease is due to interest capitalized to the carrying values of unencumbered development properties during 1996 and 1997.

Depreciation expense

Depreciation expense increased to $7 million in 1997 from $5.4 million in 1996 due to additional depreciation associated with the 1996 and 1997 property acquisitions and capital improvements to its existing real estate between 1995 and 1997.

Advisory fee to affiliate

The advisory fee to TRA was $1.4 million in 1997 and $1.1 million in 1996. The advisory fee was an incentive fee equal to 16% per annum of adjusted funds from operations, as defined in the advisory agreement approved by the Board and shareholders. FFO, as defined by the National Association of Real Estate Investment Trusts, increased from $5.6 million for the year ended December 31, 1996, to $8.5 million for the year ended December 31, 1997. See ITEM 6. "SELECTED FINANCIAL DATA" for the calculation and definition of FFO. For purposes of calculating the advisory fee, the effect of the accounting change implemented in 1997 was excluded from FFO. See discussion below under "Implementation of Change in Accounting Estimate."

Net gain on sale of real estate

During 1997, the Company recognized gains totaling $4.4 million on the sale of Plaza Hills Apartments, Huntington Green Apartments, and Pheasant Pointe Apartments and a $54,000 loss related to the sale of a warehouse owned through partnership. During 1996, the Company recognized a gain of $3.7 million on the sale of Century Centre II Office Building.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations (Continued)

Gain on sale of investments

During 1997, the Company recognized gains totaling $698,000 related to the sale of investments in marketable equity securities and a gain of $215,000 on the sale of the Company's investment in Indcon.

Gain on insurance settlement

In 1996, the Company recognized a $451,000 gain on insurance settlement representing the Company's share of gain realized by a partnership in which the Company held a 40% interest. The insurance proceeds from the destruction of a partnership property which was not rebuilt exceeded the basis of the property.

Extraordinary items

Extraordinary items in 1997 include a gain on debt forgiveness of $431,000 in connection with the discounted payoff of the mortgage loan secured by University Center and prepayment penalties and the write-off of deferred financing expenses totaling $370,000 in connection with certain 1997 refinancings.

Implementation of Change in Accounting Estimate

Effective January 1, 1997, the Company implemented prospectively a change in accounting estimate whereby capital expenditures for carpet, appliances, and heating, ventilation, and air conditioning (HVAC) replacements are capitalized rather than expensed. The Company believes that capitalizing these expenditures and depreciating them over lives ranging from three to five years more appropriately reflects the timing of the economic benefits to be received from these expenditures. Additionally, the Company believes this treatment is consistent with policies currently being used by a majority of other REITs. However, comparability of FFO between REITs is affected by the method of accounting for these items. For the years ended December 31, 1998 and 1997, the effect of this change in accounting estimate was to decrease property operating expenses and increase net income by $1.5 million and $957,000, respectively. Had the Company implemented this change on January 1, 1996, property operating expenses for the year ended December 31, 1996, would have been reduced by $1.1 million. This change had no effect on the advisory fee as TRA waived any fee resulting from this change in accounting estimate.

For the years ended December 31, 1998 and 1997, capitalized expenditures for these items resulting from the change in accounting estimate were as follows (dollars in thousands):

                            1998           1997
                         ----------     ----------
Carpet .............     $      852     $      561
Appliances .........            418            143
HVAC ...............            267            253
                         ----------     ----------
                         $    1,537     $      957
                         ==========     ==========

Allowance for Estimated Losses and Provisions for Losses

The Company's management periodically evaluates the carrying values of the Company's properties held for sale. Generally accepted accounting principles require that the carrying value of a property held for sale not exceed the lower of its cost or its estimated fair value less estimated costs to sell. In those instances in which estimates of fair value less estimated selling costs are less than the carrying values thereof at the time of

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Allowance for Estimated Losses and Provisions for Losses (Continued)

evaluation, an allowance for loss is provided by a charge against operations. The evaluation generally includes selective site inspections, a review of the property's current rents compared to market rents, a review of the property's expenses, a review of maintenance requirements, discussions with the manager of the property, and a review of the surrounding area. Future evaluations could cause the Company's management to adjust current estimates of fair value.

The Company's management also evaluates whether events or changes in circumstances indicate that the carrying value of any of the Company's properties held for investment may not be recoverable. This evaluation generally consists of a review of the property's cash flow and current and projected market conditions, as well as any changes in general and local economic conditions. If an impairment loss exists based on the results of this evaluation, a loss is recognized by a charge against current earnings and a corresponding reduction in the respective asset's carrying value. The amount of this impairment loss is equal to the amount by which the carrying value of the property exceeds its estimated fair value.

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

The Company's management is not aware of any environmental liability relating to the above matters that would have a material adverse effect on the Company's business, financial position, or results of operations.

Tax Matters

For the years ended December 31, 1998, 1997, and 1996, the Company elected, and in the opinion of the Company's management qualified, to be taxed as a REIT, as defined under Sections 856 through 860 of the Internal Revenue Code of 1986. A REIT is required to distribute at least 95% of its REIT taxable income plus 95% of its net income from foreclosure property, as defined in Section 857 of the Internal Revenue Code, on an annual basis to shareholders.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Impact of Year 2000 Issues (Continued)

   State of Readiness

   With regard to the Company's Information Technology Systems, certain computer equipment and software were found not to be Year 2000 compliant. The Company has begun to replace the computer equipment with Year 2000 compliant equipment and to upgrade the software to Year 2000 compliant versions. These upgrades were planned regardless of Year 2000 Issues, but they were accelerated in order to ensure compliance. These upgrades are on schedule to be completed by July 1999. With regard to embedded technology issues, such as with elevators in commercial buildings, sprinkler systems, security gates, and security alarms, the Company is currently assessing the potential risks. The Company believes that such risks will not materially affect the Company's business.

   The Company is completing assessment of its external property management companies' state of readiness and is actively involved with their Year 2000 readiness programs to ensure the business impact is minimal to non-existent.

   The Company is currently assessing potential risks related to third parties, including utility companies, banks, and phone companies. The Company believes there is minimal risk that these third parties will not be Year 2000 compliant.

   Costs to Address Year 2000 Issues

   To date, the Company has expended approximately $11,000 for replacing noncompliant hardware and approximately $11,000 for purchasing upgraded accounting software. The bulk of these costs represent the Company's allocation of expenditures incurred by TRA prior to the Company's acquisition of TRA. The Company is also upgrading the accounting/management software at its properties. This upgraded property software is being provided free of charge by the software manufacturer. Expected remaining costs are $10,000 for software conversion, including consulting fees, and $20,000 for additional hardware.

   Risks of Year 2000 Issues

   Potential material risks related to the Year 2000 include the following. If the Company's computer systems and software are not successfully upgraded prior to 2000, the ability of the Company to provided timely financial information may be impaired. However, the Company is confident that these upgrades will be completed in a timely manner. Similarly, the Company's ability to provide financial information could be adversely affected if computer systems of banks with which the Company does business do not become Year 2000 compliant. Also, if the computer systems of utility companies which provide services to the Company do not become Year 2000 compliant, tenants of the Company's properties could be inconvenienced or even harmed. However, the Company believes it is unlikely that these banks and utility companies will not become Year 2000 compliant.

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

Risks Associated with Forward-Looking Statements Included in this Form 10-K

This Form 10-K contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to capital expenditures on the Company's properties. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive, and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates which may adversely affect its financial position, results of operations, and cash flows. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its regular operating and financing activities. The Company does not use financial instruments for trading or other speculative purposes.

At December 31, 1998, the Company had approximately $89.1 million of variable rate debt. Based upon this balance of variable rate debt, if the indexes upon which these rates are based, primarily the 30-day London Interbank Offered Rate ("LIBOR"), increased 100 basis points, the Company's earnings and cash flows would decrease by $891,000. Conversely, if interest rates decreased by 100 basis points, the Company's earnings and cash flows would increase by $891,000.

The estimated fair value of the Company's variable rate debt at December 31, 1998, is $82.9 million. See NOTE 1. "SIGNIFICANT ACCOUNTING POLICIES" in the Notes to Consolidated Financial Statements for the methodology used by the Company in calculating fair values of notes payable. A 100 basis point increase in interest rates would result in a $1.4 million decrease in the fair value of the Company's variable rate debt, and a 100 basis point decrease in interest rates would result in a $1.5 million increase in the fair value of the Company's variable rate debt.

The Company has entered into reverse repurchase agreements with an investment bank for three mortgage-backed securities ("MBSs") secured separately by mortgages on three of the Company's properties. See NOTE 7. "NOTES, DEBENTURES, AND INTEREST PAYABLE" in the Notes to Consolidated Financial Statements for a detailed discussion of the reverse repurchase agreements. Increases in market interest rates generally cause decreases in the value of the MBSs, requiring the Company to deposit additional funds with the investment bank (assuming no change in the investment bank's margin requirements). Decreases in market interest rates generally cause increases in the value of the MBSs, resulting in the release of margin funds to the Company by the investment bank (assuming no change in the investment bank's margin requirements). Additionally, the repurchase price bears interest at a variable rate based on LIBOR. An increase in interest rates of 100 basis points would result in a decrease of $125,000 in the Company's earnings and a decrease of $1.1 million in the Company's cash flow. A 100 basis point decrease in interest rates would result in an increase of $137,000 in the Company's earnings and an increase of $1 million in the Company's cash flow.







                     [This space intentionally left blank.]

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                             Page
                                                                                                             ----


Reports of Independent Public Accountants.....................................................................43

Consolidated Balance Sheets -
  December 31, 1998 and 1997..................................................................................44

Consolidated Statements of Operations -
  Years Ended December 31, 1998, 1997, and 1996...............................................................45

Consolidated Statements of Shareholders' Equity -
  Years Ended December 31, 1998, 1997, and 1996...............................................................47

Consolidated Statements of Cash Flows -
  Years Ended December 31, 1998, 1997, and 1996...............................................................48

Notes to Consolidated Financial Statements....................................................................51

Schedule III - Real Estate and Accumulated  Depreciation......................................................75









All other schedules are omitted because they are not required or are not applicable or because the information required is included in the Consolidated Financial Statements or the notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of Tarragon Realty Investors, Inc.


We have audited the accompanying consolidated balance sheets of Tarragon Realty Investors, Inc., and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tarragon Realty Investors, Inc., and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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



                                                Arthur Andersen LLP
Dallas, Texas
April 12, 1999

                         TARRAGON REALTY INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                      December  31,
                                                                               --------------------------
                                                                                  1998            1997
                                                                               ----------      ----------
                                                                                 (dollars in thousands)
Assets

Real estate held for sale (net of accumulated depreciation
  of $20,884 in 1998 and $593 in 1997) ...................................     $   79,801      $    5,123
Less - allowance for estimated losses ....................................         (1,194)         (1,194)
                                                                               ----------      ----------
                                                                                   78,607           3,929
Real estate held for investment (net of accumulated
  depreciation of $31,718 in 1998 and $45,440 in 1997) ...................        215,368         230,007
Investments in and advances to partnerships ..............................         37,356          13,839
Cash and cash equivalents ................................................          2,442           4,262
Restricted cash ..........................................................          7,368           4,300
Other assets, net (including $42 in 1997 due from affiliates) ............         15,919           9,303
                                                                               ----------      ----------
                                                                               $  357,060      $  265,640
                                                                               ==========      ==========

Liabilities and Shareholders' Equity

Liabilities
Notes, debentures, and interest payable (including $5,891 in
  1998 due to affiliates) ................................................     $  263,361      $  184,126
Other liabilities (including $67 in 1997 due to affiliates) ..............         17,014          10,423
                                                                               ----------      ----------
                                                                                  280,375         194,549
Commitments and contingencies.............................................

Shareholders' equity
Common stock, $0.01 par value; authorized shares, 20,000,000; shares outstanding, 8,467,260 in 1998 and 7,510,436 in 1997 (after deducting
  2,418,384 shares in
  1998 and 1,767,015 shares in 1997 held in treasury) ....................             85          11,446
Special stock, $0.01 par value; authorized shares,
  10,000,000; shares outstanding, none ...................................             --              --
Paid-in capital ..........................................................        305,098         281,638
Accumulated dividends in excess of
  accumulated earnings ...................................................       (228,408)       (222,126)
Accumulated other comprehensive income (loss) ............................            (90)            133
                                                                               ----------      ----------
                                                                                   76,685          71,091
                                                                               ----------      ----------
                                                                               $  357,060      $  265,640
                                                                               ==========      ==========


              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                         TARRAGON REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                   For the Years Ended December 31,
                                                                             ------------------------------------------
                                                                                1998            1997            1996
                                                                             ----------      ----------      ----------
                                                                            (dollars in thousands, except per share data)
Revenue
  Rentals ..............................................................     $   58,798      $   50,745      $   47,831
  Interest .............................................................            739             629             631
  Management fees ......................................................             52              --              --
  Equity in income (loss) of partnerships ..............................           (889)            643           1,500
                                                                             ----------      ----------      ----------
                                                                                 58,700          52,017          49,962
Expenses
  Property operations (including $1,895 in 1998,
     $1,648 in 1997, and $1,014 in 1996 to affiliates) .................         32,963          28,596          28,411
  Interest .............................................................         16,599          12,602          12,042
  Depreciation .........................................................          7,349           7,022           5,374
  Amortization of goodwill .............................................             41              --              --
  Advisory fee to affiliate ............................................          1,048           1,438           1,117
  General and administrative (including $1,562 in 1998,
     $1,411 in 1997, and $1,176  in 1996 to affiliates) ................          3,095           2,091           1,932
  Provision for losses .................................................             --              --             300
                                                                             ----------      ----------      ----------
                                                                                 61,095          51,749          49,176
                                                                             ----------      ----------      ----------
Income (loss) before net gain on sale of real estate, gain on sale of investments, gain on insurance settlement,
  and extraordinary items ..............................................         (2,395)            268             786
Net gain on sale of real estate ........................................          2,108           4,350           3,700
Gain on sale of investments ............................................            123             913              --
Gain on insurance settlement ...........................................             --              --             451
                                                                             ----------      ----------      ----------
Income (loss) from continuing operations ...............................           (164)          5,531           4,937
Extraordinary items ....................................................         (1,231)             61              --
                                                                             ----------      ----------      ----------
Net income (loss) ......................................................     $   (1,395)     $    5,592      $    4,937
                                                                             ==========      ==========      ==========

Other comprehensive income (loss):
  Unrealized gains (losses) on
    marketable equity securities .......................................           (100)            831              --
  Realized gains on marketable equity securities .......................           (123)           (698)             --
                                                                             ----------      ----------      ----------
Net income (loss) recognized in
  other comprehensive income (loss) ....................................           (223)            133              --
                                                                             ----------      ----------      ----------
Comprehensive income (loss) ............................................     $   (1,618)     $    5,725      $    4,937
                                                                             ==========      ==========      ==========





              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                         TARRAGON REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)


                                                                       For the Years Ended December 31,
                                                             -----------------------------------------------------
                                                                  1998                1997               1996
                                                             --------------      --------------     --------------
                                                                 (dollars in thousands, except per share data)
Earnings per share
Income (loss) from continuing operations ...............     $         (.02)     $          .72     $          .60
Extraordinary items ....................................               (.16)                .01                 --
                                                             --------------      --------------     --------------
Net income (loss) ......................................     $         (.18)     $          .73     $          .60
                                                             ==============      ==============     ==============
Weighted average shares of common stock
  used in computing earnings per share .................          7,619,604           7,693,031          8,161,197
                                                             ==============      ==============     ==============

Earnings per share - assuming dilution
Income (loss) from continuing operations ...............     $         (.02)     $          .71     $          .60
Extraordinary items ....................................               (.16)                .01                 --
                                                             --------------      --------------     --------------
Net income (loss) ......................................     $         (.18)     $          .72     $          .60
                                                             ==============      ==============     ==============
Weighted average shares of common stock used
  in computing earnings per share - assuming dilution ..          7,619,604           7,769,296          8,197,049
                                                             ==============      ==============     ==============





              The accompanying notes are an integral part of these
                      Consolidated  Financial Statements.

                         TARRAGON REALTY INVESTORS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                          Accumulated
                                                                                           Dividends   Accumulated
                                                        Common Stock                      in Excess of     Other
                                                  ------------------------    Paid-in     Accumulated  Comprehensive Shareholders'
                                                    Shares        Amount      Capital       Earnings   Income (Loss)    Equity
                                                  ----------    ----------   ----------    ----------  ------------- -------------
                                                                              (dollars in thousands)
Balance, December 31, 1995 ......................  6,679,732    $   10,181   $  276,716    $ (217,270)  $       --   $   69,627
Repurchase of common stock ......................   (561,822)         (856)      (2,812)           --           --       (3,668)
Conversion of convertible subordinated
   debenture ....................................    183,360           279          721            --           --        1,000
Cash dividends ($0.34 per share) ................         --            --           --        (2,833)          --       (2,833)
Stock dividends .................................    640,476           975        3,170        (4,145)          --           --
Net income ......................................         --            --           --         4,937           --        4,937
                                                  ----------    ----------   ----------    ----------   ----------   ----------
Balance, December 31, 1996 ......................  6,941,746        10,579      277,795      (219,311)          --       69,063
Repurchase of common stock ......................    (95,490)         (145)        (603)           --           --         (748)
Cash dividends ($0.38 per share) ................         --            --           --        (2,949)          --       (2,949)
Stock dividends .................................    664,179         1,012        4,446        (5,458)          --           --
Unrealized gains on marketable equity
   securities ...................................         --            --           --            --          831          831
Realized gains on marketable equity
   securities ...................................         --            --           --            --         (698)        (698)
Net income ......................................         --            --           --         5,592           --        5,592
                                                  ----------    ----------   ----------    ----------   ----------   ----------
Balance, December 31, 1997 ......................  7,510,435        11,446      281,638      (222,126)         133       71,091
Repurchase of common stock ......................   (504,059)         (685)      (5,223)           --           --       (5,908)
Adjustment for change in par value ..............         --       (10,828)      10,828            --           --           --
Cash dividends ($0.41 per share) ................         --            --           --        (3,198)          --       (3,198)
Stock dividends .................................    142,937           108        1,581        (1,689)          --           --
Common stock issued in connection with merger ...  1,196,556            12       14,048            --           --       14,060
Common stock issued in connection with
   acquisition of TRA ...........................    100,000             1        2,116            --           --        2,117
Stock options exercised .........................     21,391            31          110            --           --          141
Unrealized losses on marketable equity securities         --            --           --            --         (100)        (100)
Realized gains on marketable equity
   securities ...................................         --            --           --            --         (123)        (123)
Net (loss) ......................................         --            --           --        (1,395)          --       (1,395)
                                                  ----------    ----------   ----------    ----------   ----------   ----------
Balance, December 31, 1998 ......................  8,467,260    $       85   $  305,098    $ (228,408)  $      (90)  $   76,685
                                                  ==========    ==========   ==========    ==========   ==========   ==========

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                         TARRAGON REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   For the Years Ended December 31,
                                                               --------------------------------------
                                                                  1998          1997          1996
                                                               ----------    ----------    ----------
                                                                        (dollars in thousands)
Cash Flows from Operating Activities
   Rentals collected .......................................   $   59,108    $   50,578    $   48,054
   Interest collected ......................................          175           634           553
   Interest paid ...........................................      (16,610)      (11,564)      (11,336)
   Payments for property operations (including
     $1,895 in 1998, $1,648 in 1997, and $1,014
      in 1996 to affiliates) ...............................      (31,277)      (29,886)      (28,752)
   General and administrative expenses paid
     (including $2,215 in 1998, $1,914 in 1997, and
     $1,176 in 1996 to affiliates) .........................       (4,441)       (2,134)       (2,117)
   Advisory fee paid to affiliate ..........................       (1,154)       (1,452)       (1,168)
   Organizational costs paid ...............................         (286)           --            --
   Deferred borrowing costs paid ...........................       (2,982)       (2,915)       (1,439)
                                                               ----------    ----------    ----------

     Net cash provided by operating activities .............        2,533         3,261         3,795
                                                               ----------    ----------    ----------

Cash Flows from Investing Activities
   Acquisition of real estate ..............................       (5,495)      (14,656)       (3,199)
   Proceeds from sale of real estate .......................        2,099         6,378         6,156
   Earnest money deposits paid .............................         (307)         (245)           --
   Real estate improvements ................................      (17,343)      (27,349)      (13,547)
   Collections of notes receivable .........................          352           187         2,140
   Investments in marketable equity securities .............          (81)       (2,462)           --
   Proceeds from sale of marketable equity securities ......          580         2,606            --
   Distributions from partnership's investing
     activities ............................................           --            --         6,817
   Distribution of partnership's insurance settlement
     proceeds ..............................................           --            --           760
   Proceeds from sale of partnership interest ..............           --         1,600            --
   Cash and cash equivalents acquired in connection
     with merger of the Company and NIRT
     and acquisition of TRA ................................          658            --            --
   Net (contributions and advances to) distributions
     and repayment of advances from partnerships ...........      (24,291)       (9,872)          437
                                                               ----------    ----------    ----------

     Net cash (used in) investing activities ...............      (43,828)      (43,813)         (436)
                                                               ----------    ----------    ----------


              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                         TARRAGON REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                                                          For the Years Ended December 31,
                                                                                     ------------------------------------------
                                                                                        1998            1997           1996
                                                                                     ----------      ----------      ----------
                                                                                                (dollars in thousands)
Cash Flows from Financing Activities
   Proceeds from borrowings ....................................................     $   79,586      $   79,477      $   34,323
   Payments on notes payable ...................................................        (41,977)        (36,034)        (28,500)
   Repair escrow deposits, net .................................................           (784)           (847)           (292)
   Dividends to shareholders ...................................................         (3,388)         (2,105)         (2,731)
   Distribution from partnership's financing activities ........................          3,758              --              --
   Repurchase of common stock ..................................................         (5,893)           (748)         (3,668)
   Proceeds from the exercise of stock options .................................             28              --              --
   Borrowings on margin account ................................................          2,254           1,209             280
   Advances (repayment of advances) from
     affiliates ................................................................          5,891              --            (583)
                                                                                     ----------      ----------      ----------
     Net cash provided by (used in) financing activities .......................         39,475          40,952          (1,171)
                                                                                     ----------      ----------      ----------

Net increase (decrease) in cash and cash equivalents ...........................         (1,820)            400           2,188

Cash and cash equivalents, beginning of year ...................................          4,262           3,862           1,674
                                                                                     ----------      ----------      ----------
Cash and cash equivalents, end of year .........................................     $    2,442      $    4,262      $    3,862
                                                                                     ==========      ==========      ==========

Reconciliation of net income (loss) to net cash
  provided by operating activities
     Net income (loss) .........................................................     $   (1,395)     $    5,592      $    4,937
     Net gain on sale of real estate ...........................................         (2,108)         (4,350)         (3,700)
     Gain on sale of investments ...............................................           (123)           (913)             --
     Gain on insurance settlement ..............................................             --              --            (451)
     Write-off of deferred borrowing costs in connection
        with refinancings ......................................................            431             299              --
     Extraordinary gain on debt forgiveness ....................................             --            (431)             --
     Depreciation and amortization .............................................          8,587           7,938           6,333
     Provision for losses ......................................................             --              --             300
     Equity in (income) loss of partnerships ...................................            889            (643)         (1,500)
     Interest on advances to partnerships ......................................           (566)             --              --
     Non-cash compensation related to stock options exercised ..................            107              --              --
     Changes in other assets and other liabilities, net of effects of noncash investing and financing activities:
        (Increase) decrease in interest receivable .............................              3               5             (55)
        (Increase) in other assets .............................................         (4,802)        (6,608)          (2,665)
        Increase in other liabilities ..........................................          1,673           1,962             543
        Increase (decrease) in interest payable ................................           (163)            410              53
                                                                                     ----------      ----------      ----------

Net cash provided by operating activities ......................................     $    2,533      $    3,261      $    3,795
                                                                                     ==========      ==========      ==========

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                         TARRAGON REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                                      For the Years Ended December 31,
                                                                                   --------------------------------------
                                                                                      1998          1997          1996
                                                                                   ----------    ----------    ----------
                                                                                           (dollars in thousands)
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Changes in assets and liabilities in connection with the
   purchase or foreclosure
   of real estate:
   Real estate .................................................................   $   13,751    $   30,762    $   14,954
   Notes and interest receivable ...............................................           --            --        (8,568)
   Allowance for estimated losses ..............................................           --            --         3,000
   Other assets ................................................................        1,157           416            44
   Notes and interest payable ..................................................       (9,030)      (15,756)       (6,157)
   Other liabilities ...........................................................         (383)         (766)          (74)
                                                                                   ----------    ----------    ----------
     Cash paid .................................................................   $    5,495    $   14,656    $    3,199
                                                                                   ==========    ==========    ==========

Assets disposed of and liabilities released in
   connection with the sale of real estate:
   Real estate
 ................................................................................   $    2,283    $    9,572    $   23,221
   Other assets ................................................................          111            29           596
   Notes and interest payable ..................................................       (2,356)       (7,493)      (21,127)
   Other liabilities ...........................................................          (47)         (134)         (212)
   Net gain on sale ............................................................        2,108         4,404         3,678
                                                                                   ----------    ----------    ----------
     Cash received .............................................................   $    2,099    $    6,378    $    6,156
                                                                                   ==========    ==========    ==========

Assets acquired and liabilities assumed in connection
   with the merger of the Company and NIRT and
   the acquisition of TRA
   Real estate .................................................................   $   38,988    $       --    $       --
   Cash ........................................................................          658            --            --
   Other assets ................................................................        9,598            --            --
   Notes, debentures, and interest payable .....................................      (29,260)           --            --
   Other liabilities ...........................................................       (3,807)           --            --
                                                                                   ----------    ----------    ----------
     Purchase consideration ....................................................   $   16,177    $       --    $       --
                                                                                   ==========    ==========    ==========

   Real estate written off pursuant to
     condemnation ..............................................................   $       --    $    2,210    $       --

   Note payable written off pursuant to the
     condemnation of the collateral property ...................................   $       --    $    1,725    $       --

   Allowance for estimated losses charged off
     in connection with the write-off of real estate ...........................   $       --    $      485    $       --


              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                         TARRAGON REALTY INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements of Tarragon Realty Investors, Inc., its subsidiaries, and consolidated partnerships have been prepared in conformity with generally accepted accounting principles ("GAAP"), the most significant of which are described in NOTE 1. "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES." The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements. The data presented in the Notes to Consolidated Financial Statements are as of December 31 of each year and for the year then ended unless otherwise indicated. Dollar amounts in tables are in thousands, except per share amounts. Certain balances for 1997 and 1996 have been reclassified to conform to the 1998 presentation.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Company business. Tarragon Realty Investors, Inc., (the "Company") is a Nevada corporation incorporated April 2, 1997, and the successor in interest to National Income Realty Trust ("NIRT") and Vinland Property Trust ("Vinland"). NIRT, a California business trust, was organized on October 31, 1978, and commenced operations on March 27, 1979, investing in income-producing real estate through acquisitions, leases, and partnerships. Vinland was a California business trust established July 18, 1973, and commenced operations April 2, 1974. Vinland was formed to invest in commercial and multifamily real estate. In July 1997, Vinland merged with the Company, its wholly-owned subsidiary.

Effective November 23, 1998, NIRT incorporated as a California corporation and on November 24, 1998, merged with and into the Company, with the Company as the survivor. Pursuant to the terms of the Agreement and Plan of Merger entered into by the Company and NIRT, each share of beneficial interest of NIRT was converted into 1.97 shares of the Company's common stock. As a result, the shareholders of NIRT became the owners of 85% of the Company's common stock.

FOR ACCOUNTING PURPOSES, THE MERGER IS TREATED AS A REVERSE ACQUISITION OF THE COMPANY BY NIRT USING THE PURCHASE METHOD OF ACCOUNTING, AND HISTORICAL BALANCES AND OPERATIONS OF THE COMPANY FOUND IN THIS FORM 10-K ARE THOSE OF NIRT. SHARE AND PER SHARE INFORMATION HAS BEEN RESTATED RETROACTIVELY TO GIVE EFFECT TO THE
1.97 TO 1 EXCHANGE RATIO IN THE MERGER. REFERENCES TO THE COMPANY IN RELATION TO DATES PRIOR TO NOVEMBER 24, 1998, ARE INTENDED TO INCLUDE BOTH OF THE COMPANY'S PREDECESSORS, NIRT AND VINLAND.

Immediately following the merger, the Company acquired Tarragon Realty Advisors, Inc. ("TRA"), the Company's advisor since March 1, 1994, and NIRT's advisor since April 1, 1994, from William S. Friedman and his wife, Lucy N. Friedman, for 100,000 shares of the Company's common stock and options to acquire 350,000 additional shares of the Company's common stock at prices ranging between $13 and $16 per share. William S. Friedman is the President, Chief Executive Officer, and a Director of the Company and also served as President, Chief Executive Officer, and a Trustee of NIRT and as Director and Chief Executive Officer of TRA. The Friedman family owns approximately 34% of the outstanding shares of common stock of the Company. In addition to the options to acquire 350,000 additional shares received in connection with the Company's purchase of TRA discussed above, Mr. Friedman also holds options to acquire 450,000 additional shares of the Company's common stock at prices ranging between $12 and $15 per share.

                         TARRAGON REALTY INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of consolidation. The Consolidated Financial Statements include the accounts of the Company, its subsidiaries, and partnerships it controls. All significant intercompany transactions and balances have been eliminated.

Real estate and depreciation. Real estate held for sale is carried at the lower of cost or estimated fair value less estimated costs to sell. Real estate held for investment is carried at cost unless an impairment is determined to exist, as discussed below. Impaired properties are written down to their estimated fair values. Foreclosed real estate is initially recorded at new cost, defined as the lower of the Company's note receivable carrying amount or the fair value of the collateral property less estimated costs of sale. The Company capitalizes property improvements and major rehabilitation projects that increase the value of the respective property and have useful lives greater than one year, except for individual expenditures less than $10,000 that are not part of a planned renovation project. Under this policy, during 1998, expenditures of $16.9 million were capitalized, including $3.4 million related to development properties, and property replacements of $2.3 million were expensed.
Property replacements include, but are not limited to, such items as landscaping, exterior painting, and parking lot improvements. Depreciation is provided against real estate held for investment by the straight-line method over the estimated useful lives of the assets, ranging from three to 40 years.

The Company capitalizes interest on funds used in constructing property from the date of initiation of construction activities through the time the property is ready for leasing. The Company also capitalizes property taxes and insurance costs during the construction period. Interest, property taxes, and insurance expenditures of $662,000 and $945,000 were capitalized during 1998 and 1997, respectively.

Effective January 1, 1997, the Company implemented prospectively a change in accounting estimate whereby capital expenditures for carpet, appliances, and heating, ventilation, and air conditioning (HVAC) replacements are capitalized rather than expensed. The Company believes that capitalizing these expenditures and depreciating them over lives ranging from three to five years more appropriately reflects the timing of the economic benefits to be received from these expenditures. Additionally, the Company believes this treatment is consistent with policies currently being used by other real estate investment trusts. This change had no effect on the advisory fee as TRA waived any fee resulting from this change in accounting estimate.

The Company's management evaluates whether events or changes in circumstances indicate that the carrying value of any of the Company's properties held for investment may not be recoverable. This evaluation generally consists of a review of the property's cash flow and current and projected market conditions, as well as any changes in general and local economic conditions. If an impairment loss exists based on the results of this review, a loss is recognized by a charge against current earnings and a corresponding reduction in the respective asset's carrying value. The amount of this impairment loss is equal to the amount by which the carrying value of the property exceeds the estimated fair value.

At least annually, all properties held for sale are reviewed by the Company's management, and a determination is made if the held for sale classification remains appropriate. Following are among the factors considered in determining that a change in classification to held for investment is appropriate: (i) the property has been held for at least one year; (ii) Company management has no intent to dispose of the property within the next twelve months; (iii) the property is a "qualifying asset" as defined in the Internal Revenue Code of 1986; (iv) property

                         TARRAGON REALTY INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

improvements have been funded; and (v) the Company's financial resources are such that the property can be held long-term.

Allowance for estimated losses. Valuation allowances are provided for estimated losses on notes receivable and properties held for sale to the extent that the investment in the notes or properties exceeds the Company's estimate of fair value less estimated selling costs of the collateral securing the notes or the properties. The provisions for losses are based on estimates, and actual losses may vary from current estimates. Such estimates are reviewed periodically. Any additional provision determined to be necessary or the reversal of any existing allowance no longer required is recorded by a charge or credit to current earnings.

Cash equivalents. The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

Restricted cash. Restricted cash represents escrow accounts, generally held by the lenders of certain of the Company's mortgage notes payable, for taxes, insurance, property repairs and replacements.

Other assets. Other assets consist primarily of notes and interest receivable, marketable equity securities, tenant accounts receivable, deferred borrowing costs, prepaid leasing commissions, and goodwill. Marketable equity securities are considered to be available-for-sale and are carried at fair value, defined as year end closing market value. Net unrealized holding gains and losses are included in other comprehensive income (loss). Deferred borrowing costs are amortized on the straight-line method (which approximates the effective interest method) over the related loan terms, and such amortization is included in interest expense. Prepaid leasing commissions are amortized to leasing commission expense, included in property operating expenses, on the straight-line method over the related lease terms. Goodwill was recorded in connection with the Company's acquisition of TRA and is being amortized on the straight-line method over five years. For a more detailed discussion of goodwill, see NOTE 2. "MERGER TRANSACTION."

Revenue recognition on the sale of real estate. Gains on sales of real estate are recognized when and to the extent permitted by Statement of Financial Accounting Standards ("SFAS") No. 66. - "Accounting for Sales of Real Estate." Until the requirements of SFAS No. 66 for full profit recognition have been met, transactions are accounted for using the deposit, installment, cost recovery, or financing method, whichever is appropriate.

Investments in noncontrolled partnerships. The Company uses the equity method to account for investments in partnerships it does not control. Under the equity method, the Company's initial investments are increased by its proportionate share of the partnerships' operating income and additional advances and decreased by the Company's proportionate share of the partnerships' operating losses and distributions received.

Earnings per share. Net income (loss) per share of common stock is computed based upon the weighted average number of shares outstanding during each year. All share and per share data have been restated to give effect to the merger of the Company with NIRT on the basis of 1.97 shares of the Company's common stock for each share of beneficial interest of NIRT and a 10% stock dividend paid in September 1997 by NIRT.

On December 31, 1997, the Company adopted SFAS No. 128 - "Reporting Earnings Per Share," which superseded the Accounting Principles Board's Opinion No. 15 ("APB No. 15") - "Earnings Per Share." This statement requires business enterprises with other than simple capital structures to report both basic and diluted

                         TARRAGON REALTY INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 1998 and 1997. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimated fair values presented do not purport to present amounts to be ultimately realized or paid by the Company, which may vary significantly from the estimated fair values presented. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values.

As of December 31, 1998 and 1997, the Company's management estimates that the carrying amounts for cash and cash equivalents and restricted cash approximate fair value because of the short maturities of those instruments. In addition, the carrying amounts of notes receivable and other liabilities approximate fair value. The fair values of the Company's notes payable are estimated by discounting future expected cash flows using current rates for loans with similar terms and maturities.

Stock option plans. The Company measures any compensation costs associated with the issue of stock options using the guidance provided by APB No. 25. Under APB No. 25, compensation costs related to stock options issued pursuant to compensatory plans are measured based on the difference between the quoted market price of the stock at the measurement date (ordinarily the date of grant) and the exercise price and should be charged to expense over the periods during which the grantee performs the related services. All stock options issued to date by the Company have exercise prices equal to the market price of the stock at the dates of grant. See NOTE 10. "STOCK OPTIONS."

Recent Accounting Pronouncements. On January 1, 1998, the Company adopted SFAS No. 130 - "Reporting Comprehensive Income." SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Accumulated other comprehensive income (loss) presented in the accompanying Consolidated Balance Sheets and Consolidated Statements of Shareholders' Equity represents unrealized holding gains and losses on marketable equity securities.

On December 31, 1998, the Company adopted SFAS No. 131 - " Disclosures about Segments of an Enterprise and Related Information." The provisions of this pronouncement had no effect on the Company's financial statements as the Company considers rental real estate to be its only operating segment and manages its business as such.




                     [This space intentionally left blank.]

                         TARRAGON REALTY INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  MERGER TRANSACTION

As described in NOTE 1. "SIGNIFICANT ACCOUNTING POLICIES," the Company and NIRT merged in November 1998 with the Company as the survivor. Immediately following the merger, the Company acquired TRA. TRA is the sole owner of Tarragon Management, Inc., ("TMI") that provides property management services for most of the Company's properties. The merger was accounted for as a reverse acquisition by NIRT of the Company using the purchase method of accounting.

The consideration given by NIRT, the accounting acquirer, in the acquisition of the Company was the market value of the 1,196,556 shares of outstanding common stock of the Company on November 24, 1998, or $14.1 million. The excess of the market value of the Company's common stock over its book value on the date of merger of approximately $5.6 million was allocated to the Company's real estate properties on the basis of their relative fair values.

The consideration given in the acquisition of TRA was the market value of the 100,000 shares of the Company's common stock issued, or $1.2 million, plus the fair value of the options to purchase 800,000 additional shares of the Company's common stock over a period of ten years at prices ranging between $12 and $16 per share, or $942,000. The fair value of the options was estimated using the Black Scholes pricing model. See NOTE 10. "STOCK OPTIONS" for assumptions used in the calculation of fair value. The excess of the consideration over the net assets of TRA of $2.5 million was recorded as goodwill. Goodwill is included in other assets in the accompanying December 31, 1998, Balance Sheet and is being amortized using the straight-line method over five years.

Pro forma results of operations for the combined entities for 1998 and 1997 are presented as if the merger of the Company and NIRT and the acquisition of TRA had occurred as of January 1, 1997. For purposes of the pro forma presentation, depreciation and amortization, including amortization of goodwill, have been adjusted to their accounting bases recognized in recording the merger and the acquisition of TRA.


                                                         For the Years Ended December 31,
                                                         --------------------------------
                                                              1998             1997
                                                         -------------    ---------------
                                                                 (Unaudited)
         Revenue ......................................   $     68,673    $     62,197
         Income (loss) from continuing operations .....         (2,119)          3,776
         Net income (loss) ............................         (3,087)          3,837

         Earnings per share
         Income (loss) from continuing operations .....   $      (0.28)   $       0.49
         Net income (loss) ............................          (0.41)           0.50

         Earnings per share - assuming dilution
         Income (loss) from continuing operations .....   $      (0.28)   $       0.49
         Net income (loss) ............................          (0.41)           0.49

                         TARRAGON REALTY INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  ALLOWANCE FOR ESTIMATED LOSSES AND PROVISIONS FOR LOSSES

Activity in the allowance for estimated losses was as follows:

                                                                              1998                 1997
                                                                           ---------            ----------
         Balance January 1......................................           $   1,194            $    1,529
         Reclassified from other assets.........................                  --                   150
         Amounts charged off....................................                  --                  (485)
                                                                           ---------            ----------

         Balance December 31....................................           $   1,194            $    1,194
                                                                           =========            ==========

Amounts charged off in 1997 relate to the write-off of K-Mart Shopping Center in Indianapolis, Indiana, in March 1997 due to its condemnation.

During 1996, the Company recorded a provision for loss of $300,000 to write down Mariposa Manor Apartments to its then estimated fair value.

NOTE 4.  REAL ESTATE AND DEPRECIATION

Since the merger, the Company has consolidated 13 properties comprised of nine apartment complexes with 1,293 units and four commercial properties with 234,407 square feet. Except for two, all properties are held for investment. The bases of the properties were determined by allocating the purchase consideration based on the properties' relative fair values. See NOTE 2. "MERGER TRANSACTION." The following table depicts the 13 properties consolidated since the merger.


                                                                                                          Acquisition Costs
                                                                                         Square      ---------------------------
            Property                             Location                  Units         Footage        Basis            Debt
            --------                             --------                ---------      ---------    -----------      ----------

         PROPERTIES HELD FOR INVESTMENT
         Apartments
         Aspentree                               Dallas, TX                    296        212,864    $     4,382      $    3,839
         The Brooks                              Addison, TX                   104         94,176          2,788           1,282
         Collegewood                             Tallahassee, FL               162         83,700          2,779           2,020
         French Villa                            Tulsa, OK                     101        104,720          2,233           1,882
         Holly House                             North Miami, FL                57         45,417          1,987           1,760
         Mission Trace                           Tallahassee, FL                96        104,400          2,815           2,060
         Riverside                               Austin, TX                    145        110,868          3,950           4,163
         Southern Elms                           Tulsa, OK                      78         65,159          1,520           1,311
                                                                         ---------      ---------    -----------      ----------
                                                                             1,039        821,304         22,454          18,317
                                                                         ---------      ---------    -----------      ----------

         Commercial
         Briarwest                               Houston, TX                    --         25,323          1,874           1,679
         Park 20 West                            Tallahassee, FL                --         69,065          3,442           1,884
         Tarzana Towne Plaza                     Tarzana, CA                    --         37,208          3,355           2,924
                                                                         ---------      ---------    -----------      ----------
                                                                                --        131,596          8,671           6,487
                                                                         ---------      ---------    -----------      ----------
         PROPERTIES HELD FOR SALE
         Apartments
         Phoenix                                 Tulsa, OK                     254        208,726          1,966              --

         Commercial
         One Turtle Creek                        Dallas, TX                     --        102,811          5,897           1,820
                                                                         ---------      ---------    -----------      ----------
                                                                               254        311,537          7,863           1,820
                                                                         ---------      ---------    -----------      ----------

                                                                             1,293      1,264,437    $    38,988      $   26,624
                                                                         =========      =========    ===========      ==========

                         TARRAGON REALTY INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  REAL ESTATE AND DEPRECIATION (Continued)

During 1998 (prior to the merger), 1997, and 1996, the Company purchased ten multifamily properties comprising 1,629 units and two commercial properties with 115,222 square feet as presented below. In connection with these acquisitions, the Company paid TRA real estate acquisition fees totaling $393,000 and a financing fee of $20,000 prior to the Company's acquisition of TRA. These properties are located in the same geographic areas where the Company currently operates and were acquired in separate transactions from unaffiliated sellers.

                                                                                                        Cost of Acquisition
                                                               Date                       Square    ----------------------------
          Property                        Location           Acquired       Units         Footage      Cash              Debt
          --------                        --------           --------       -----         -------   ------------      ----------
         1998 Acquisitions:
         Desert Winds                   Jacksonville, FL      Jun-98             152      121,056   $        603      $    1,375
         Palm Grove                     Orlando, FL           Jun-98             142       99,684            447           1,333
         Silver Creek                   Jacksonville, FL      Jun-98             152      144,240            490           1,312
         1505 Hwy 6                     Houston, TX           Oct-98              --       62,934          1,695           2,000
                                                                          ----------   ----------   ------------      ----------
                                                                                 446      427,914          3,235           6,020
                                                                          ----------   ----------   ------------      ----------

         1997 Acquisitions:
         Morningside                    Jacksonville, FL      Feb-97             112       89,200            521           1,641
         Newport                        Plantation, FL        Jun-97             152      139,364          1,526           5,058
         Fountainhead                   Kissimmee, FL         Jun-97             184      172,578          7,690              --
         Courtyard at the Park          Miami, FL             Jul-97             127      117,250            728           2,973
         Mariner Plaza                  Tallahassee, FL       Aug-97             -         52,288          1,458              --
         Landmark                       Tallahassee, FL       Oct-97             128      113,720          1,822              --
                                                                          ----------   ----------    -----------      ----------
                                                                                 703      684,400         13,745           9,672
                                                                          ----------   ----------    -----------      ----------

         1996 Acquisitions:
         Woodbrier                      Oklahoma City, OK     Apr-96             128      114,900          1,277           1,230
         River City Landing             Jacksonville, FL      Jun-96             352      356,800          1,922           4,930
                                                                          ----------   ----------    -----------      ----------
                                                                                 480      471,700          3,199           6,160
                                                                          ----------   ----------    -----------      ----------
                                                                               1,629    1,584,014    $    20,179      $   21,852
                                                                          ==========   ==========    ===========      ==========

In March 1998, the Company completed reconstruction and expansion of The Vistas at Lake Worth in Fort Worth, Texas, to 265 apartment units at a cost of $16.5 million, $13.9 million of which had been expended at December 31, 1997. Initial operations at the property began in December 1997.

In April 1998, the Company purchased a 43-acre tract of land adjacent to The Vistas at Lake Worth in Fort Worth, Texas, for $707,000, including an acquisition fee to TRA of $7,000. The Company plans to build a luxury apartment community known as The Observatory on a portion of this tract and sell the balance to a single family home builder. In May 1998, the Company purchased a 33-acre tract of land in Frisco, Texas, for $4.5 million, paying $1.6 million in cash and financing the remainder with a short-term mortgage. In connection with this transaction, the Company paid TRA an acquisition fee of $45,000 and a financing fee of $30,000. Construction is presently underway on a portion of the site for a 320-unit luxury apartment community known as The Vintage at Legacy Lakes.

The Company added 300 units to its multifamily portfolio in July 1997 when it acquired an additional 40% interest in English Village Partners, L.P., for $1 million. As the Company now holds a 90% interest in the partnership, the operations of English Village Apartments, located in Memphis, Tennessee, and subject to a mortgage with a present balance of $5.9 million, have been consolidated since July 1997.

                         TARRAGON REALTY INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  REAL ESTATE AND DEPRECIATION (Continued)

In connection with the acquisition of River City Landing in 1996, the seller paid Bruce A. Schnitz, former Chief Operating Officer of the Company and TRA, a commission of $82,563 pursuant to a brokerage agreement entered into prior to Mr. Schnitz's affiliation with TRA and the Company.

The Company sold Mountain View Shopping Center in Las Vegas, Nevada, and Spring Pines Apartments in Houston, Texas, during 1998 for an aggregate sale price of $4.7 million, receiving net cash proceeds of $2.1 million and recognizing gains on the sales totaling $2.1 million.

The Company sold Plaza Hills Apartments in Kansas City, Missouri, Huntington Green Apartments in Philadelphia, Pennsylvania, and Pheasant Pointe Apartments in Sacramento, California, during 1997 for an aggregate sale price of $14 million, receiving net cash proceeds of $6.4 million and recognizing gains on the sales totaling $4.4 million.

In September 1996, the Company sold Century Centre II Office Building in San Mateo, California, for $28.2 million in cash. After closing costs, prorations, and the payoff of the $21 million mortgage secured by the property, the Company received net cash proceeds of $6.2 million and recognized a gain of $3.7 million.

In November 1995, the city of Indianapolis, Indiana, initiated condemnation proceedings against the Company's K-Mart Shopping Center acquired through a deed in lieu of foreclosure in December 1994. The shopping center was vacant at the time the Company acquired it, although leased to K-Mart under a net lease expiring in 1999. The lease was assigned by K-Mart to the city of Indianapolis in September 1995. In March 1996, the Company ceased payments on the $1.7 million non-recourse mortgage loan secured by the shopping center. In March 1997, the Company wrote off the property and related debt. No loss was recognized in excess of amounts previously provided.

In October 1995, the Company and the borrower on an $8.6 million first mortgage receivable that matured in December 1995 negotiated a settlement of the outstanding balance whereby the borrower agreed to relinquish the collateral property, Jackson Square Shopping Center, a 342,000 square foot property in Jackson, Mississippi, through a deed in lieu of foreclosure. The Company took possession of the property in January 1996. As the estimated fair value of the property exceeded the Company's net carrying value of the mortgage loan, the Company recognized no loss in excess of amounts previously provided.

In the second quarter of 1998, the Company identified 12 multifamily properties with an aggregate 3,406 units and aggregate net carrying value of $56.8 million that it would pursue marketing for a possible bulk sale and, accordingly, reclassified these properties to real estate held for sale. The Company ceased depreciating these properties in April 1998. In September 1998, the Company removed from consideration for sale two of the properties identified in April 1998 with an aggregate 320 units and aggregate net carrying value of $5.7 million, and reclassified them to held for investment; depreciation resumed in October 1998. Also in September 1998, the Company identified four other properties that it would pursue marketing for sale, three commercial properties with total square footage of 216,777 and aggregate net carrying value of $7.7 million and one multifamily property with 136 units and a net carrying value of $1.6 million. These four properties were reclassified to held for sale, and depreciation ceased as of October 1, 1998. In December 1998, the Company added three properties to its held for sale portfolio (one commercial property with 39,600 square feet and a net carrying value of $1.6 million and two apartment properties with 360 units and an aggregate net carrying value of $5.1 million). Depreciation on these properties will cease in January 1999.

                         TARRAGON REALTY INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  REAL ESTATE AND DEPRECIATION (Continued)

As the estimated fair values of these properties exceeded their carrying values at the time of determination to reclassify, no losses were recognized upon their reclassification. Results of operations for real estate held for sale for the years ended December 31, 1998, 1997, and 1996, were $2.4 million, $1.5 million, and $675,000, respectively. Operations for these properties include rental revenue, property operating expenses, interest expense, and depreciation expense (prior to their reclassification to held for sale). For a listing of properties held for sale, see Schedule III.

NOTE 5.  INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

Investments in and advances to partnerships consisted of the following at December 31:


                                                    1998           1997
                                                ------------   ------------
801 Pennsylvania Avenue .....................   $         10   $      2,936
Ansonia Apartments, L.P. ....................         13,383            970
Antelope Pines Estates, L.P. ................            109             --
Danforth National Apartments, Ltd. ..........          2,695          2,892
Larchmont Associates, L.P. ..................          1,837             --
National Omni Associates, L.P. ..............          5,902            721
Orange National Partners, Ltd. ..............          4,203             --
RI Panama City, Ltd. ........................          1,460          1,677
RI Windsor, Ltd. ............................          2,898          2,697
Sacramento Nine .............................            555            557
Tarragon Huntsville Apartments, L.L.C........            677             --
Tarragon Savannah, L.P. .....................          2,511          1,389
Tarragon Stoneybrook Apartments, L.L.C.......            209             --
Woodcreek Garden Apartments, L.P. ...........            907             --
                                                ------------   ------------
                                                $     37,356   $     13,839
                                                ============   ============

The Company holds noncontrolling interests in each of the above partnerships as the outside partners participate in the decision-making activities of the partnerships. Therefore, the Company accounts for its investments in these partnerships using the equity method.

Partnerships with affiliates of Robert C. Rohdie

In 1997 and 1998, the Company formed seven partnerships with affiliates of Robert C. Rohdie. These partnerships include Danforth National Apartments, Ltd., Orange National Partners, Ltd., RI Panama City, Ltd., RI Windsor, Ltd., Tarragon Huntsville Apartments, L.L.C., Tarragon Savannah, L.P., and Tarragon Stoneybrook Apartments, L.L.C. Except for Danforth, the Company holds 50% interests in each of these partnerships. The Company holds an 80% interest in Danforth. Each of these partnerships was formed to construct, own, and operate a luxury apartment community in Florida, Georgia, or Alabama. These properties, with an aggregate 2,066 units, are in various stages of construction and/or lease-up. Generally, the partnerships have obtained construction loans (guaranteed by Mr. Rohdie) to finance the construction. The remaining costs were primarily funded by interest-bearing priority loans from the Company. Such loans together with interest thereon will be repaid from the operation, refinancing, sale, or other disposition of the property. Mr. Rohdie has provided extensive development experience to the partnerships and, in return, has received interests in the partnerships that are subordinate to repayment of the Company's priority loans and interest thereon. The

                         TARRAGON REALTY INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS (Continued)

Company has made capital contributions to these partnerships of $830,000, and the aggregate balance of interest-bearing priority loans at December 31, 1998, is $15.3 million. In 1997, in connection with the acquisition of the land on which The Club at Danforth was constructed, Danforth paid an acquisition fee of $30,000 to TRA.

Ansonia Apartments, L.P.

In December 1997, the Company formed Ansonia Apartments, L.P., with two unrelated entities to invest in the renovation and repositioning of older, suburban apartment properties in central and eastern Connecticut. The Company formed this partnership to take advantage of the acquisition and management skills of Robert Rothenberg, Saul Spitz, Richard Frary, and Joel Mael, affiliates of the outside partners. The Company has a 70% interest in this partnership. The outside partners have a 30% interest in the partnership, subject to their obligation to pay the Company 30% of the amounts contributed to the partnership by the Company plus interest. Between December 1997 and August 1998, Ansonia purchased ten operating properties with 1,950 apartment units at an aggregate cost of $64.6 million, $53.8 million of which was financed through mortgages on each property. The remainder of the aggregate purchase price was paid with funds contributed by the Company to Ansonia. The Company's contributions, with a balance of $12.6 million at December 31, 1998, earn a preferred return and are to be repaid through preferential returns from operation, refinancing, sale or other disposition of the properties. In connection with the acquisition and financing of these properties, Ansonia paid TRA fees of $38,000 in 1997 and $54,000 in 1998.

Antelope Pines Estates, L.P., and Woodcreek Garden Apartments, L.P.

In December 1998, the Company purchased a 49% general partner interest in Antelope Pines Estates, L.P., which owns a 314-unit operating apartment property and in Woodcreek Garden Apartments, L.P., which owns a 416-unit operating apartment property, both located in Lancaster, California. The Company has made investments in and advances to the partnerships of $1 million, which are expected to be repaid from operation, refinancing, sale, or other disposition of the properties, subject to preferential returns to the other partners.

801 Pennsylvania Avenue

In June 1995, the Company acquired a 50% economic interest in an office building located at 801 Pennsylvania Avenue, Washington, D.C. This interest was acquired through purchase of a first lien mortgage note with a face value of $8.5 million for $3 million. In accordance with the terms of the note, the Company's $3 million investment, as well as any additional advances made to the property, were to be repaid from property cash flow after operating expenses, with interest at a rate of 11% per annum. The $5.5 million remaining balance of the note plus accrued interest was to be satisfied by payment of 50% of all funds available after property operating expenses plus 50% of the proceeds from any sale or refinancing. In June 1998, new first mortgage financing in the amount of $4.2 million secured by the property was obtained. The Company received $3.8 million of the financing proceeds, $2.9 million of which represented the balance of its original investment, $606,000 of which was accrued interest, and $267,000 was the Company's 50% participation in excess financing proceeds.

Larchmont Associates, L.P.

The Company holds a 57% interest in Larchmont Associates, L.P., which owns a 504-unit apartment complex in Toledo, Ohio. The Larchmont interest was initially acquired by Vinland in December 1995 in return for a cash investment of $418,000. In 1997 and in 1998 prior to the merger of the Company and NIRT, additional advances were made to Larchmont, largely to fund capital improvements. The $1.8 million aggregate balance

                         TARRAGON REALTY INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS (Continued)

is expected to be repaid with interest at 18% from the operation, refinancing, sale, or other disposition of the property.

National Omni Associates, L.P.

In December 1997, the Company formed Omni in which it held a 55% interest. Omni purchased 5600 Collins Avenue, a 289-unit high rise waterfront apartment building in Miami Beach, Florida, in February 1998. The purchase price of $32 million was partially funded through $26 million of first and second lien loans. The remainder of the purchase price was paid with funds contributed by the Company. In connection with the merger of the Company with NIRT, the Company's interest increased to 70%. The Company's investment balance of $5.9 million at December 31, 1998, is to be repaid with interest at rates between 10% and 18% through preferential returns from operation, refinancing, sale, or other disposition of the property.

Sacramento Nine ("SAC 9")

The Company and Continental Mortgage and Equity Trust are partners in SAC 9, a tenancy-in-common that currently owns two office buildings in the vicinity of Sacramento, California. The Company has a 70% undivided interest in SAC 9.

In August 1995, SAC 9 obtained first mortgage financing in the amount of $3.5 million secured by a previously unencumbered office building. Net financing proceeds of $3.4 million were distributed, of which the Company's proportionate share was $2.4 million. In connection with the financing, SAC 9 paid a mortgage brokerage fee of $35,000 to TRA. Distribution of the financing proceeds to the Company resulted in cumulative distributions exceeding the Company's investment in SAC 9. Accordingly, during 1996, the Company recorded income of $129,000 representing the excess of cumulative distributions over the Company's investment in SAC 9.

Other partnerships

Until July 1997, the Company held a 50% interest in English Village Partners, L.P. In November 1995, this partnership refinanced the mortgage debt secured by English Village Apartments, its sole property, increasing the first mortgage loan balance to $6.2 million. Net refinancing proceeds were $1.3 million, of which the Company's portion was $619,000. Distribution of the refinancing proceeds resulted in cumulative distributions exceeding the Company's investment in this partnership. Also, during 1996, distributions to the Company from the operations of English Village Apartments exceeded the Company's share of the partnership's net income. Accordingly, during 1996, the Company recorded income of $771,000 representing the excess of cumulative distributions over the Company's investment in English Village.

In July 1997, the Company acquired an additional 40% interest in English Village, increasing its total interest to 90%, in exchange for a capital contribution of $1 million. As the Company now holds a controlling interest, the operations of English Village, have been consolidated since July 1997. See NOTE
3. "REAL ESTATE AND DEPRECIATION."

Until November 1997, the Company had a 40% interest in Indcon, L.P., which owned industrial warehouses. In August 1997, Indcon sold a warehouse for $60,000 receiving net cash proceeds of $54,000 of which the Company's proportionate share was $22,000. In connection with the sale, Indcon recorded a loss on the sale totaling $134,000, and the Company recorded a $54,000 loss representing its proportionate share of the loss on

                         TARRAGON REALTY INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS (Continued)

sale. In November 1997, the Company sold its interest in the partnership for $1.6 million cash. In connection with this sale, the Company recognized a gain of $215,000.

During the first half of 1996, Indcon sold 27 warehouses for $41.2 million, receiving net cash proceeds of $16.8 million after the payoff of the existing $23.5 million mortgage loan and closing costs. The Company's share of the sale proceeds was $6.7 million plus $130,000 representing an allowance for brokerage commissions that the Company retained and that offset the Company's share of Indcon's loss on the sale, resulting in a net gain on sale of $22,000.

In September 1995, one of Indcon's warehouses was destroyed in a fire. An insurance settlement totaling $2.2 million was reached by the partnership in March 1996 resulting in a $1.1 million gain, of which the Company's proportionate share was $451,000. The Company received cash proceeds of $760,000 representing its proportionate share of the insurance settlement proceeds.

Set forth below are summarized financial data for the partnerships accounted for using the equity method as of and for the periods indicated (unaudited):


                                                                                              Other
December 31, 1998                                                                 Other    Construction/
                                  Ansonia   Danforth       Omni      Windsor    Operating    Lease-Up    Other        Total
                                 ---------  ---------   ---------   ---------   ---------   ---------   ---------   ---------
Real estate .................... $  69,271  $  15,949   $  32,576   $  18,688   $  18,420   $  35,280   $  35,874   $ 226,058
Accumulated depreciation .......      (675)      (196)       (614)       (387)     (3,721)       (227)         --      (5,820)
Other assets ...................     1,472        430         853         205         864         698         833       5,355
Notes and interest payable .....   (54,530)   (13,295)    (26,050)    (15,962)    (13,102)    (27,030)    (26,500)   (176,469)
Other liabilities ..............    (2,163)    (3,809)       (935)     (3,765)     (2,597)     (8,676)     (2,099)    (24,044)
                                 ---------  ---------   ---------   ---------   ---------   ---------   ---------   ---------
Partners' capital (deficit) .... $  13,375  $    (921)  $   5,830   $  (1,221)  $    (136)  $      45   $   8,108   $  25,080
                                 =========  =========   =========   =========   =========   =========   =========   =========

The Company's proportionate
   share of capital (deficit) .. $  13,375  $    (744)  $   5,830   $    (611)  $     945   $     221   $     119   $  19,135
Advances .......................         8      3,439          72       3,509       1,457       7,953       1,783      18,221
                                 ---------  ---------   ---------   ---------   ---------   ---------   ---------   ---------
Investments in and advances to
   partnerships ................ $  13,383  $   2,695   $   5,902   $   2,898   $   2,402   $   8,174   $   1,902   $  37,356
                                 =========  =========   =========   =========   =========   =========   =========   =========

Year ended December 31, 1998

Rental revenue ................. $   5,558  $     419   $   3,945   $   1,338   $   2,496   $   1,088   $      --   $  14,844
Property operating expenses ....    (2,762)      (384)     (2,163)     (1,071)       (751)       (621)         --      (7,752)
Interest expense ...............    (1,788)      (776)     (1,931)     (1,496)       (562)       (898)         --      (7,451)
Depreciation expense ...........      (668)      (196)       (614)       (348)       (449)       (228)         --      (2,503)
                                 ---------  ---------   ---------   ---------   ---------   ---------   ---------   ---------
Net income (loss) .............. $     340  $    (937)  $    (763)  $  (1,577)  $     734   $    (659)  $      --   $  (2,862)
                                 =========  =========   =========   =========   =========   =========   =========   =========

Equity in income (loss) of
   partnerships ................ $     340  $    (750)  $    (648)  $    (789)  $   1,362   $    (404)  $      --   $    (889)
                                 =========  =========   =========   =========   =========   =========   =========   =========

December 31, 1997

Real estate .................... $   3,829  $   2,892   $      --   $  15,933   $  10,090   $   7,123   $      --   $  39,867
Accumulated depreciation .......        (6)        --          --         (38)     (2,854)         --          --      (2,898)
Other assets ...................       214         --         721         474         675         505          --       2,589
Notes and interest payable .....    (2,925)        --          --     (13,402)     (4,131)     (4,301)         --     (24,759)
Other liabilities ..............      (142)    (2,886)         --      (2,661)       (137)     (2,823)         --      (8,649)
                                 ---------  ---------   ---------   ---------   ---------   ---------   ---------   ---------
Partners' capital .............. $     970  $       6   $     721   $     306   $   3,643   $     504   $      --   $   6,150
                                 =========  =========   =========   =========   =========   =========   =========   =========

The Company's proportionate
   share of capital ............ $     970  $       6   $     721   $     153   $   3,126   $     400   $      --   $   5,376
Advances .......................        --      2,886          --       2,544         367       2,666          --       8,463
                                 ---------  ---------   ---------   ---------   ---------   ---------   ---------   ---------
Investments in and advances to
   partnerships ................ $     970  $   2,892   $     721   $   2,697   $   3,493   $   3,066   $      --   $  13,839
                                 =========  =========   =========   =========   =========   =========   =========   =========

                         TARRAGON REALTY INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS (Continued)


Year ended December 31, 1997                           Other
                                         Windsor     Operating       Total
                                       ----------    ----------    ----------
Rental revenue .....................   $      225    $    3,598    $    3,823
Property operating expenses ........          (79)       (1,340)       (1,419)
Interest expense ...................         (180)         (649)         (829)
Depreciation expense ...............          (38)         (481)         (519)
                                       ----------    ----------    ----------
Income (loss) before loss on sale
   of real estate ..................          (72)        1,128         1,056
Loss on sale of real estate ........           --          (134)         (134)
                                       ----------    ----------    ----------
Net income (loss) ..................   $      (72)   $      994    $      922
                                       ==========    ==========    ==========

Equity in income (loss) of
   partnerships ....................   $      (36)   $      679    $      643
                                       ==========    ==========    ==========

Year ended December 31, 1996

Rental revenue .....................   $       --    $    5,090    $    5,090
Property operating expenses ........           --        (2,179)       (2,179)
Interest expense ...................           --        (1,421)       (1,421)
Depreciation expense ...............           --          (535)         (535)
                                       ----------    ----------    ----------
Income before loss on sale of
real estate and gain on insurance
   settlement ......................           --           955           955
Loss on sale of real estate ........           --          (270)         (270)
Gain on insurance settlement .......           --         1,126         1,126
                                       ----------    ----------    ----------
Net income .........................   $       --    $    1,811    $    1,811
                                       ==========    ==========    ==========

Equity in income of partnerships ...   $       --    $    1,500    $    1,500
                                       ==========    ==========    ==========

"Other Operating" partnerships include those with fully operational properties. "Construction/lease-up" partnerships include those with properties under construction or recently completed. "Other" in 1998 includes two partnerships with construction of one property each beginning in 1999 and two partnerships with one property each that had no operations in 1998. The Company's equity in income of "Other Operating" partnerships for the year ended December 31, 1998, includes $873,000 received from the refinancing of 801 Pennsylvania Avenue, as described above, representing accrued interest on the Company's original investment and additional advances plus a 50% participation in the excess financing proceeds. The Company's equity in income of partnerships for the year ended December 31, 1996, included $900,000 from SAC 9 and English Village representing distributions in excess of the Company's investment in the partnerships. The source of these distributions was primarily financing proceeds. Interest, property taxes, and insurance expenditures of $1.7 million and $631,000 in 1998 and 1997, respectively, were capitalized on properties constructed by partnerships the Company accounts for on the equity method.

                         TARRAGON REALTY INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.  INVESTMENTS IN MARKETABLE EQUITY SECURITIES

Investments in marketable equity securities consist of securities of unaffiliated real estate companies and are available for sale. The investments carried at fair value are included in "Other assets" in the accompanying Consolidated Balance Sheets. Unrealized holding gains and losses are included in other comprehensive income (loss).

Carrying value and cost basis of investments in marketable equity securities were as follows:

                                     December 31,
                              -------------------------
                                    1998           1997
                              ----------     ----------
Carrying value ..........     $       88     $      687
Cost basis ..............            178            554

Unrealized holding gains and losses, securities sold, and realized gains on the sale of marketable equity securities were as follows:


                                                            For the Years Ended December 31,
                                                          -----------------------------------
                                                              1998          1997         1996
                                                          --------      --------     --------
Unrealized holding gains ............................     $     --      $    831     $     --
Unrealized holding losses ...........................         (100)           --           --
Marketable equity securities sold ...................          580         2,606           --
Cost basis of marketable equity securities sold .....          457         1,908           --
Realized gains on sale marketable equity securities .          123           698           --

NOTE 7.  NOTES, DEBENTURES, AND INTEREST PAYABLE

Notes, debentures, and interest payable consisted of the following at December 31:


                                       1998                      1997
                               ---------------------     ---------------------
                                Estimated                 Estimated
                                Fair         Book         Fair          Book
                                Value        Value        Value         Value
                               --------     --------     --------     --------
Mortgage notes payable ...     $249,381     $251,141     $180,461     $182,498
Other notes payable ......        9,399        9,590           --           --
Debentures payable .......          873          928           --           --
Accrued interest .........           --        1,702           --        1,628
                               --------     --------     --------     --------
                               $259,653     $263,361     $180,461     $184,126
                               ========     ========     ========     ========

Notes payable at December 31, 1998, bear interest at fixed rates from 5.99% to 9.81% per annum and variable rates currently ranging from 5.27% to 10% and mature from 1999 through 2031. The mortgage notes are generally nonrecourse and are collateralized by deeds of trust on real estate with an aggregate carrying value of $280.2 million.

                         TARRAGON REALTY INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.  NOTES, DEBENTURES, AND INTEREST PAYABLE (Continued)

Debentures are unsecured, bear interest at 9% per annum, mature June 30, 2003, and are redeemable by the Company at any time at 100% of the principal amount together with accrued but unpaid interest. Interest is payable semiannually in June and December. Debentures were issued in 1993 by Vinland in connection with a dividend to shareholders.

Other notes payable at December 31, 1998, include $5.9 million due to affiliates of William S. Friedman, President, Chief Executive Officer, and a Director of the Company. See NOTE 13. "RELATED PARTY TRANSACTIONS."

In connection with its acquisition of TRA, the Company assumed a $1.5 million note payable to a bank. This loan bears interest at the London Interbank Offered Rate ("LIBOR") plus 2% per annum, is secured by common stock of the Company owned by the Friedman family, and matures in July 1999.

At December 31, 1998, scheduled principal payments on notes and debentures payable are due as follows:

         1999.........................................   $   18,293
         2000.........................................       61,707
         2001.........................................       23,618
         2002.........................................        5,350
         2003.........................................        6,049
         Thereafter...................................      146,642
                                                         ----------
                                                         $  261,659
                                                         ==========

During 1998, 1997, and 1996, the Company obtained permanent mortgage financing on 26 properties totaling $113.9 million, receiving net cash proceeds of $29.7 million after the payoff of $73.2 million in existing debt. The remainder of the financing proceeds was used to fund escrows for replacements and repairs and to pay the associated closing costs. In connection with these financings, the Company paid fees of $786,000 to TRA.

During 1998, 1997, and 1996, the Company obtained interim financing secured by five properties totaling $18.5 million (excluding fundings under the $50 million and $35 million revolving credit facilities discussed below), receiving net cash proceeds of $13.3 million after the payoff of $4.4 million in existing debt. The remainder of the proceeds was used to fund escrows for replacements and to pay the associated closing costs. In connection with these financings, the Company paid fees of $177,000 to TRA. Two of these properties were refinanced in 1998 with fundings under the $35 million revolving credit facility discussed below. Permanent financing was obtained on another two of these properties in 1998 (see discussion above).

In June 1996, the Company purchased the $3.1 million Fannie Mae mortgage backed security ("Fannie Mae MBS") issued by the lender in connection with the financing of Forest Oaks Apartments at a 1/2% discount and simultaneously entered into a reverse repurchase agreement with an investment bank. The investment bank purchased the Fannie Mae MBS from the Company for 92% of its value, and the Company agreed to repurchase the MBS from the investment bank one month later at the same price plus interest at LIBOR plus 1/2% per annum. In July 1996, the Company purchased the $16.8 million Government National Mortgage Association mortgage backed security ("GNMA MBS") issued by the lender in connection with the financing of Heather Hills Apartments at a 2.7% discount and added this MBS to the reverse repurchase transaction with the investment bank. As provided for in the agreement, the Company and the investment bank extended the repurchase date monthly, and the repurchase price fluctuated with changes in the values of the MBSs. In January 1997, the Company entered into a similar repurchase transaction with a government sponsored enterprise which purchased the MBSs for 97% of their aggregate value, and the Company agreed to repurchase them one month later at the same price plus interest at 5.4% per annum. The Company and the government sponsored enterprise extended the repurchase date monthly, establishing a new repurchase price each month. In November 1997, the Company purchased the $2.7 million Fannie Mae MBS issued by the lender in connection with the financing of Cross Creek Apartments at face value and added this MBS to the reverse repurchase transaction. In July 1998, the Company renewed the reverse repurchase

                         TARRAGON REALTY INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.  NOTES, DEBENTURES, AND INTEREST PAYABLE (Continued)

agreement with the investment bank. Currently, the repurchase date is April 1999, the repurchase price is $22.6 million, and the interest rate is 5.05%. The reverse repurchase transaction has resulted in effective interest rates as of December 31, 1998, on the Forest Oaks, Heather Hills, and Cross Creek financings of 6.73%, 6.07%, and 6.63%, respectively.

The Company is exposed to a demand for additional collateral or, in the alternative, credit loss in the event the interest rate associated with the repurchase transaction fluctuates in a manner that is unfavorable to the Company's interest in the MBSs. However, the Company intends to either pay off the mortgages or modify the mortgages to increase the interest rate prior to any significant credit loss.

During 1997, the Company obtained a $2.2 million loan secured initially by 352,000 treasury shares of beneficial interest of NIRT. After a 10% stock dividend paid in September 1997 and the merger, this loan is now secured by 762,784 shares of the Company's common stock. The proceeds of this loan were advanced to RI Windsor, Ltd., a partnership in which the Company holds a 50% interest. See NOTE 5. "INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS." This loan matures in January 2000; however, the Company expects to repay the loan prior to that date with funds to be provided by permanent financing on Mayfaire at Windsor Parke, RI Windsor's sole property.

In May 1997, the Company accepted a commitment from GMAC Commercial Mortgage Corporation ("GMAC") for a $50 million revolving credit facility. Advances under the facility are available to finance properties currently owned by the Company as well as new acquisitions. The outstanding balance is limited to the lesser of 75% of the value of the collateral properties or an amount supported by a debt service coverage ratio of 1.25. The borrowing base may be increased by adding new or existing properties to the collateral pool. Advances are limited to the lesser of 75% of the appraised value of the property as stabilized or 80% of total acquisition costs which include the purchase price of a newly acquired property and the cost of improvements incurred between the date of acquisition and the date that any mortgage secured by that property is recorded. A newly acquired property is defined as a property owned by the Company for less than one year. The outstanding balance under the facility bears interest at the 30 day LIBOR plus a variable spread of between 2% and 2.5% which is determined based on the loan-to-value and debt service coverage maintained. Payment terms include interest only monthly with the outstanding balance due at maturity, which is 36 months from the date of the first advance. The Company may extend the maturity by two six-month terms, but no new fundings may occur under the facility during any extension period. The Company has obtained fundings under this revolving credit facility totaling $47.5 million, $42 million of which were obtained in 1997, secured by first mortgages against nine properties. The Company received net cash proceeds of $31.7 million ($26.3 million in 1997) from these fundings after the payoff of existing mortgages of $13.5 million in 1997, establishing escrows for taxes, insurance, and repairs, and paying the associated closing costs. In connection with these fundings, the Company paid TRA financing fees totaling $475,425 ($420,000 in 1997).

In June 1998, the Company obtained a $35 million revolving credit facility from GMAC with substantially the same terms as the $50 million revolving credit facility obtained in 1997. The outstanding balance under the facility bears interest at the 30-day LIBOR plus 2%. Payment terms include interest only monthly with the outstanding balance due at maturity, which is June 2001. Similar to the $50 million facility, the maturity of the $35 million facility may be extended by two six-month terms, but no new fundings may occur under the facility during any extension period. In June 1998, the Company obtained fundings under this revolving credit facility of $9.5 million secured by first mortgages on two properties. The Company received net cash proceeds of $4

                         TARRAGON REALTY INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.  NOTES, DEBENTURES, AND INTEREST PAYABLE (Continued)

million from these fundings after the payoff of existing mortgages totaling $5.1 million, establishing escrows for taxes, insurance, and repairs, and paying the associated closing costs. In connection with these fundings, the Company paid TRA financing fees totaling $95,000.

During 1998, the Company recognized $1.2 million of extraordinary expenses resulting from prepayment penalties and the write-off of deferred financing expenses associated with certain 1998 refinancings.

In December 1993, the Company issued a $1 million convertible subordinated debenture to John A. Doyle, Chief Financial Officer of the Company until September 1996, in exchange for his participation interest in the profits of the Consolidated Capital Properties II assets, which the Company acquired in November 1992. In February 1996, Mr. Doyle converted the debenture into 183,360 shares of the Company's common stock (restated to give effect to the merger). In September 1996, the Company repurchased 98,500 of these shares from Mr. Doyle for $700,000.

NOTE 8.  DIVIDENDS TO SHAREHOLDERS

The Company paid cash dividends in 1998, 1997, and 1996 of $3.2 million, $2.9 million, and $2.8 million, respectively, all of which were reported to the Internal Revenue Service as return of capital. Additionally, in September 1997 and 1996, the Company paid 10% stock dividends, resulting in the issuance of 1,447,592 shares (restated to give effect to the merger).

NOTE 9.  EARNINGS PER SHARE

Following is a reconciliation of the weighted average shares of common stock outstanding used in the computation of earnings per share and earnings per share
- assuming dilution. The effect of stock options on weighted average shares of common stock outstanding - assuming dilution for the year ended December 31, 1998, is not reflected below because their effect is anti-dilutive.

                                         For the Years Ended December 31,
                                   -------------------------------------------
                                       1998           1997            1996
                                   ------------   ------------    ------------
Weighted average shares of
   common stock outstanding ....      7,619,604      7,693,031       8,161,197

Stock options ..................             --         76,265          35,852
                                   ------------   ------------    ------------

Weighted average shares of
   common stock outstanding -
   assuming dilution ...........      7,619,604      7,769,296       8,197,049
                                   ============   ============    ============

NOTE 10.  STOCK OPTIONS

With the approval of its shareholders, the Company adopted an Independent Director Stock Option Plan and a Stock Option and Incentive Plan (collectively, the "Company's Plans") in November 1995. The Company's predecessor, NIRT, also adopted similar Independent Trustee Share Option and Stock Option and Incentive Plans (the "NIRT Plans") in November 1995.

                         TARRAGON REALTY INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.  STOCK OPTIONS (Continued)

Pursuant to the terms of the Merger Agreement by and between the Company and NIRT, the NIRT Plans were consolidated with and into the Company's Plans, with the shares of common stock available under the consolidated plans for option awards being increased by the number of NIRT shares of beneficial interest available under the NIRT Plans multiplied by the exchange ratio of 1.97 to 1, and the option awards authorized by the Company's Independent Director Stock Option Plan (the "Director Plan") increased by the option awards authorized by the NIRT Independent Trustee Share Option Plan multiplied by the exchange ratio.

Under the Company's consolidated Director Plan, Independent Directors receive annual awards of options to purchase up to 2,000 shares of Company common stock on January 1 of each year. The options are immediately exercisable and expire on the earlier of the first anniversary of the date on which the director ceases to serve as a director of the Company, or ten years from the date of grant.

Under the Company's consolidated Stock Option and Incentive Plan, incentive stock options have been awarded to officers and employees of the Company and its subsidiaries. These stock options vest between one and five years from the date of grant and expire between five and ten years thereafter, unless the optionee's relationship with the Company terminates earlier. Incentive stock options are awarded by the Option Committee of the Board of Directors, which is currently comprised of Michael E. Smith, Carl B. Weisbrod, and Lawrence G. Schafran.

The Company's Director Plan now provides for grants covering a total of 203,022 shares of common stock, and the Company's Stock Option and Incentive Plan now provides for grants covering a total of 815,110 shares of common stock.

As discussed in NOTE 2. "MERGER TRANSACTION," the Company granted options to purchase 350,000 shares of the Company's common stock over a period of ten years at prices ranging between $13 and $16 per share to William S. Friedman and Lucy
N. Friedman in connection with the acquisition of TRA. Additionally, the Company granted Mr. Friedman options to purchase 450,000 shares of the Company's common stock over a period of ten years at prices ranging between $12 and $15 per share in connection with a three year employment contract the Company entered into with Mr. Friedman. The fair value of these options of $942,000 was estimated using the Black Scholes pricing model and represented a portion of the purchase consideration in the acquisition of TRA.

The following table summarizes stock option activity:

                                              Exercise Price              Outstanding              Exercisable
                                              ---------------             ------------             -----------
December 31, 1995, balance............        $          4.61                   50,058                  50,058
Options granted.......................          4.61 -   5.88                  206,515                 169,242
Options forfeited.....................                   4.61                  (37,273)                     --
                                              ---------------             ------------             -----------
December 31, 1996, balance............          4.61 -   5.88                  219,300                 219,300
Options granted.......................          5.54 -   7.74                  108,488                 102,972
Options forfeited.....................                   7.74                     (788)                     --
                                              ---------------             ------------             -----------
December 31, 1997, balance............          4.61 -   7.74                  327,000                 322,272
Options granted.......................          7.11 -  10.85                   66,740                  13,790
Options consolidated in merger........          5.00 -  12.00                   74,172                  40,305
Options exercised.....................          4.61 -   7.74                  (40,785)                (40,785)
Options forfeited.....................          4.61 -  10.85                  (76,249)                (61,671)
Options granted in acquisition
     of TRA...........................         12.00 -  16.00                  800,000                 800,000
                                              ---------------             ------------             -----------
December 31, 1998, balance............        $ 4.61 -  16.00                1,150,878               1,073,911
                                              ===============             ============             ===========




                      [This space intentionally left blank]

                         TARRAGON REALTY INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.  STOCK OPTIONS (Continued)

The following table summarizes information about the options outstanding at December 31, 1998:

                                                 Outstanding                                          Exercisable
                          -----------------------------------------------------------    -----------------------------------
         Range of                         Weighted Average         Weighted Average                       Weighted Average
     Exercise Prices         Options      Contractual Life          Exercise Price         Options         Exercise Price
 ----------------------   ------------   ------------------      --------------------    ----------      -------------------
 $    4.61  -   $  5.87        195,056          3.96  years      $               4.94       195,056      $              4.94
      7.00  -     10.00         97,722          5.43  years                      8.32        78,855                     7.95
     10.80  -     15.00        758,100          9.91  years                     13.32       700,000                    13.50
                  16.00        100,000          9.91  years                     16.00       100,000                    16.00
 ----------------------   ------------   ------------------      --------------------    ----------      -------------------
 $    4.61  -   $ 16.00      1,150,878          8.52  years      $              11.71     1,073,911      $             11.77
 ======================   ============   ==================      ====================    ==========      ===================

Subsequent to year end, in January 1999, the Company granted options covering 16,000 shares, all of which were immediately exercisable, pursuant to the Director Plan. Also, an additional 3,200 of the December 31, 1998, outstanding options became exercisable in the first quarter 1999, and 35,421 of the December 31, 1998, outstanding options were forfeited in the first quarter of 1999.

The Company applies APB No. 25 and related Interpretations in accounting for its plans. All stock options issued to date by the Company have exercise prices equal to the market price at the dates of grant. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                                           For the Years Ended December 31,
                                                            ----------------------------------------------------------------
                                                                         1998                             1997
                                                            ------------------------------     -----------------------------
                                                            As Reported        Pro Forma       As Reported       Pro Forma
                                                            ------------      ------------     ------------     ------------
  Net income (loss) ...................................     $     (1,395)     $    (1,458)     $      5,592     $      5,554
  Earnings per share
  Net income (loss) ...................................     $       (.18)     $      (.19)     $        .73     $        .72
  Earnings per share - assuming dilution
  Net income (loss) ...................................     $       (.18)     $      (.19)     $        .72     $        .71

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                                For the Years Ended December  31,
                                       -----------------------------------------------------
                                                    1998                           1997
                                       --------------------------------       --------------
                                        Granted to      Granted in              Granted to
                                        Employees     connection with            Employees
                                      and Directors  acquisition of TRA        and Directors
                                      -------------- ------------------       --------------
Dividend yield ....................           4%                     4%                 6%
Expected volatility ...............          14%                    13%                20%
Risk-free interest rate ...........        5.60%                  5.60%              6.21%
Expected lives (in years) .........           8                      8                  3
Forfeitures .......................          10%                    --                 10%

The weighted average fair value per share of options granted to employees and directors in both 1998 and 1997 was $1.53. The weighted average fair value per share of options granted in 1998 in connection with the Company's acquisition of TRA was $1.18.

                        TARRAGON REALTY INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.  ADVISORY AGREEMENT

Although the Company's Board of Directors is directly responsible for managing the affairs of the Company and setting the policies that guide it, prior to the merger, the day-to-day operations of the Company were performed by TRA, operating under the supervision of the Board pursuant to a written advisory agreement approved by shareholders. Effective with the merger of the Company and NIRT and the Company's acquisition of TRA, the advisory agreement was terminated.

Prior to the merger, the duties of the advisor included, among other things, locating, investigating, evaluating, and recommending real estate investment and sale opportunities and financing and refinancing sources for the Company. The advisor also served as a consultant in connection with the business plan and investment policy decisions made by the Board.

Under the advisory agreement, the Company paid an incentive advisory fee equal to 16% of the Company's adjusted funds from operations before deduction of the advisory fee. Adjusted funds from operations is defined as funds from operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts, plus any loss due to the write-down or sale of any real property or mortgage loan acquired prior to January 1, 1989. FFO represents net income
(loss), computed in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Additionally, TRA received commissions of 1% based upon (i) acquisition cost of real estate and (ii) mortgage loans obtained or refinanced.

Prior to the Company's acquisition of TRA, employees of TRA rendered services to the Company, as the Company had no employees. In accordance with the terms of the advisory agreements, certain services provided by the advisor, including, but not limited to, accounting, legal, investor relations, data processing, and the related departmental overhead, were reimbursed directly by the Company.

For additional information regarding compensation paid to the advisor, see NOTE
13. "RELATED PARTY TRANSACTIONS."

NOTE  12.  PROPERTY MANAGEMENT

From April 1994 through November 1998, the Company paid property management fees of 4.5% of the monthly gross rents collected on multifamily properties and 1.5% to 5% of the monthly gross rents collected on commercial properties to TRA and/or TMI, a wholly-owned subsidiary of TRA. TRA subcontracted with third parties to provide property level management services to most of the retail and office properties and the apartment properties located in California, Connecticut, and Colorado. Since the Company acquired TRA in November 1998, the Company is no longer required to pay management fees on the properties managed in-house, although it continues to pay management fees on those properties under contract with outside management companies. Since the Company's acquisition of TRA, the Company earns management fee income from properties owned through partnerships that are managed in-house and from five multifamily projects and two shopping centers owned by entities affiliated with Mr. Friedman. Fees for these services are comparable to the fees charged by TRA.

                        TARRAGON REALTY INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.  RELATED PARTY TRANSACTIONS

Fees and expense reimbursements to TRA and affiliates for 1998, 1997, and 1996 were as follows:

                                                1998*         1997          1996
                                               ------        ------        ------
 Fees
    Advisory ..........................        $1,048        $1,438        $1,117
    Real estate acquisition ...........           105           234           106
    Equity refinancing ................           643           773           167
    Property management** .............         1,884         1,610         1,014
    Commercial lease commissions ......            12            39            --
                                               ------        ------        ------
                                               $3,692        $4,094        $2,404
                                               ======        ======        ======
 Expense reimbursements ...............        $2,215        $1,914        $1,176
                                               ======        ======        ======

----------------
 *   Through the date of the Company's acquisition of TRA.

**   Net of property management fees paid to subcontractors.

Notes payable at December 31, 1998, included $5.9 million advanced by parties related to William S. Friedman, President, Chief Executive Officer, and Director of the Company, or affiliates of his under a two year $6 million line of credit arrangement approved by the Board of Directors. The funds were used to facilitate investments by the Company and the partnerships in which it holds interests. Advances under the line of credit bear interest at LIBOR plus 1% per annum and are payable in January 2001.

NOTE 14.  INCOME TAXES

For 1998, 1997, and 1996, the Company has elected and qualified to be treated as a Real Estate Investment Trust ("REIT"), as defined in Sections 856 through 860 of the Internal Revenue Code of 1986 (the "Code"), and, as such, will not be taxed for federal income tax purposes on that portion of its taxable income that is distributed to shareholders, provided that at least 95% of its REIT taxable income, plus 95% of its taxable income from foreclosure property as defined in
Section 857 of the Code, is distributed. See NOTE 8. "DIVIDENDS TO SHAREHOLDERS." As a result of the Company's election to be treated as a REIT for income tax purposes and of its intention to distribute its taxable income, no deferred tax asset or liability or related valuation allowance was recorded.

No provision has been made for federal income taxes because the Company believes it has qualified as a REIT and expects that it will continue to do so. The Company's basis in its net assets for tax purposes differs from that for financial statement purposes, principally due to the accounting for gains and losses on property sales, the difference in the allowance for estimated losses, depreciation on owned properties, and investments in partnerships. At December 31, 1998 and 1997, the Company's tax basis in its net real estate exceeded its basis for financial statement purposes by $13.3 million and $22.8 million, respectively. As a result, aggregate future income for income tax purposes will be less than such amount for financial statement purposes, and the Company will be able to maintain its REIT status without distributing 95% of its financial statement income. Additionally, at December 31, 1998, the Company had a tax net operating loss carry forward of $45 million expiring through 2016.

                        TARRAGON REALTY INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.  RENTALS UNDER OPERATING LEASES

The Company's rental operations include the leasing of office buildings and shopping centers subject to leases with terms greater than one year. The leases thereon expire at various dates through 2009. The following is a schedule of future minimum rentals on non-cancelable operating leases as of December 31, 1998:

         1999..............................................................................................    $ 10,460
         2000..............................................................................................       8,260
         2001..............................................................................................       6,509
         2002..............................................................................................       4,396
         2003..............................................................................................       2,560
         Thereafter........................................................................................       3,410
                                                                                                               --------
                                                                                                               $ 35,595
                                                                                                               ========

NOTE 16.  COMMITMENTS AND CONTINGENCIES

The Company is a party to various claims and routine litigation arising in the ordinary course of business. Management of the Company does not believe that the results of such claims and litigation, individually or in the aggregate, will have a material adverse effect on its business, financial position, or results of operations.

NOTE 17.  SUBSEQUENT EVENTS

In January and February 1999, the Company obtained mortgage financing of $10.1 million on three properties. After the payoff of existing mortgages totaling $4.2 million, establishing required escrows, and paying the associated closing costs, the Company received net cash proceeds of $5.6 million.
















                     [This space intentionally left blank]

                        TARRAGON REALTY INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18.  QUARTERLY RESULTS OF OPERATIONS

The following is a tabulation of the quarterly results of operations for the years ended December 31, 1998 and 1997:

                                                                First           Second            Third           Fourth
                                                               Quarter          Quarter          Quarter          Quarter
                                                             -----------      -----------      -----------      -----------
                         1998
 Revenue ...............................................     $    14,256      $    14,340      $    14,459      $    15,645
 Expenses ..............................................         (14,242)         (14,123)         (15,075)         (17,655)
                                                             -----------      -----------      -----------      -----------
 Income (loss) before net gain on sale
   of real estate, gain on sale of investments,
   and extraordinary items .............................              14              217             (616)          (2,010)
 Net gain on sale of real estate .......................              --            1,275               --              833
 Gain on sale of investments ...........................             117               --                6               --
                                                             -----------      -----------      -----------      -----------
 Income (loss) from continuing operations ..............             131            1,492             (610)          (1,177)
 Extraordinary items ...................................            (262)             (68)            (589)            (312)
                                                             -----------      -----------      -----------      -----------
 Net income (loss) .....................................     $      (131)     $     1,424      $    (1,199)     $    (1,489)
                                                             ===========      ===========      ===========      ===========

 Earnings per share
 Income (loss) from continuing operations ..............     $      0.02      $      0.20      $     (0.08)     $     (0.15)
 Extraordinary items ...................................           (0.04)           (0.01)           (0.08)           (0.04)
                                                             -----------      -----------      -----------      -----------
 Net income (loss) .....................................     $     (0.02)     $      0.19      $     (0.16)     $     (0.19)
                                                             ===========      ===========      ===========      ===========

 Weighted average shares (1) ...........................       7,651,094        7,584,878        7,493,565        7,749,200
                                                             ===========      ===========      ===========      ===========

 Earnings per share - assuming dilution
 Income (loss) from continuing operations ..............     $      0.02      $      0.19      $     (0.08)     $     (0.15)
 Extraordinary items ...................................           (0.04)           (0.01)           (0.08)           (0.04)
                                                             -----------      -----------      -----------      -----------
 Net income (loss) .....................................     $     (0.02)     $      0.18      $     (0.16)     $     (0.19)
                                                             ===========      ===========      ===========      ===========

 Weighted average shares - assuming dilution (2) .......       7,651,094        7,710,905        7,493,565        7,749,200
                                                             ===========      ===========      ===========      ===========



--------------------------
(1) Represents weighted average shares of common stock used in computing earnings per share and has been restated to give effect to the merger of the Company and NIRT on the basis of 1.97 shares of the Company's common stock for each share of beneficial interest of NIRT.

(2) Represents weighted average shares of common stock used in computing earnings per share - assuming dilution and has been restated to give effect to the merger of the Company and NIRT on the basis of 1.97 shares of the Company's common stock for each share of beneficial interest of NIRT.

                        TARRAGON REALTY INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18.  QUARTERLY RESULTS OF OPERATIONS

                                                               First           Second            Third           Fourth
                                                              Quarter          Quarter          Quarter          Quarter
                                                            -----------      -----------      -----------      -----------
                         1997
 Revenue ..............................................     $    12,180      $    12,506      $    13,399      $    13,932
 Expenses .............................................         (11,839)         (12,141)         (13,593)         (14,176)
                                                            -----------      -----------      -----------      -----------
 Income (loss) before net gain on sale
   of real estate, gain on sale of investments,
   and extraordinary items ............................             341              365             (194)            (244)
 Net gain on sale of real estate ......................              --            1,576            2,774               --
 Gain on sale of investments ..........................              --               --              686              227
                                                            -----------      -----------      -----------      -----------
 Income (loss) from continuing operations .............             341            1,941            3,266              (17)
 Extraordinary items ..................................              --               --              353             (292)
                                                            -----------      -----------      -----------      -----------
 Net income (loss) ....................................     $       341      $     1,941      $     3,619      $      (309)
                                                            ===========      ===========      ===========      ===========

 Earnings per share
 Income (loss) from continuing operations .............     $       .04      $       .25      $       .42      $        --
 Extraordinary items ..................................              --               --              .05             (.04)
                                                            -----------      -----------      -----------      -----------
 Net income (loss) ....................................     $       .04      $       .25      $       .47      $      (.04)
                                                            ===========      ===========      ===========      ===========

 Weighted average shares (1) ..........................       7,745,202        7,708,430        7,666,420        7,653,373
                                                            ===========      ===========      ===========      ===========

 Earnings per share - assuming dilution
 Income (loss) from continuing operations .............     $       .04      $       .25      $       .42      $        --
 Extraordinary items ..................................              --               --              .05             (.04)
                                                            -----------      -----------      -----------      -----------
 Net income (loss) ....................................     $       .04      $       .25      $       .47      $      (.04)
                                                            ===========      ===========      ===========      ===========

 Weighted average shares -
   assuming dilution (2) ..............................       7,758,260        7,727,660        7,687,474        7,653,373
                                                            ===========      ===========      ===========      ===========








--------------------------------------
(1) Represents weighted average shares of common stock used in computing earnings per share and has been restated to give effect to the merger of the Company and NIRT on the basis of 1.97 shares of the Company's common stock for each share of beneficial interest of NIRT and the September 1997 10% stock dividend.

(2) Represents weighted average share of common stock used in computing earnings per share - assuming dilution and has been restated to give effect to the merger of the Company and NIRT on the basis of 1.97 shares of the Company's common stock for each share of beneficial interest of NIRT and the September 1997 10% stock dividend.

                                                                   SCHEDULE III
                        TARRAGON REALTY INVESTORS, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

                                                                                  COSTS (A)
                                                                                 CAPITALIZED          GROSS CARRYING AMOUNTS
                                                      INITIAL COST TO COMPANY     SUBSEQUENT              AT END OF YEAR
                                                    --------------------------  TO ACQUISITION    ---------------------------------
                                                                 BUILDINGS AND  --------------             BUILDINGS AND
       DESCRIPTION                  ENCUMBRANCES     LAND         IMPROVEMENTS   IMPROVEMENTS      LAND    IMPROVEMENTS     TOTAL
       -----------                  ------------    ------       -------------  --------------    ------   -------------  ---------

PROPERTIES HELD FOR INVESTMENT

Apartments

Acadian Place....................     $ 3,250       $  897          $ 2,608         $ 1,947       $  897     $ 4,555        $ 5,452
  Baton Rouge, LA
Aspentree........................       3,835          876            3,506             104          876       3,610          4,486
  Dallas, TX
Bayfront.........................       4,296          457            2,052           1,831          457       3,883          4,340
  Houston, TX
The Brooks.......................       1,279          558            2,230              24          558       2,254          2,812
  Addison, TX
Carlyle Towers...................       5,464          559            5,939           1,676          559       7,615          8,174
  Southfield, MI
Collegewood......................       2,018          556            2,223               4          556       2,227          2,783
  Tallahassee, FL
Cornell..........................       2,398          822            1,183             168          822       1,351          2,173
  Los Angeles, CA
Courtyard at the Park............       2,903          771            3,086           1,445          768       4,534          5,302
  Miami, FL
Creekwood North..................       2,980          532            2,127             941          532       3,068          3,600
  Altamonte Springs, FL
Desert Winds.....................       1,355          351            1,399             166          351       1,565          1,916
  Jacksonville, FL
Diamond Loch.....................       3,484          380            2,791           1,206          380       3,997          4,377
  Fort Worth, TX
English Village..................       5,918        1,382            5,525           2,266        1,372       7,801          9,173
  Memphis, TN
Fenway Hall......................       1,286          461            1,460              43          461       1,503          1,964
  Los Angeles, CA
Fountainhead..................... (D)   5,650        1,573            6,291             311        1,573       6,602          8,175
  Kissimmee, FL
French Villa.....................       1,925          447            1,786              21          447       1,807          2,254
  Tulsa, OK

                                                                             LIFE ON WHICH
                                                                              DEPRECIATION
                                                                               IN LATEST
                                                                               STATEMENT
                                      ACCUMULATED       DATE OF      DATE     OPERATIONS
       DESCRIPTION                    DEPRECIATION   CONSTRUCTION  ACQUIRED   IS COMPUTED
       -----------                    ------------   ------------  --------   ------------

PROPERTIES HELD FOR INVESTMENT

Apartments

Acadian Place.....................        $ 1,382        1922       Mar-84    5 - 40 years
  Baton Rouge, LA
Aspentree.........................             11        1974       Nov-98    5 - 40 years
  Dallas, TX
Bayfront..........................          1,083        1971       Feb-87    5 - 40 years
  Houston, TX
The Brooks........................              5        1969       Nov-98    5 - 40 years
  Addison, TX
Carlyle Towers....................          1,909        1970       Nov-88    5 - 40 years
  Southfield, MI
Collegewood.......................              5        1967       Nov-98    5 - 40 years
  Tallahassee, FL
Cornell...........................            306        1929       Apr-90    5 - 40 years
  Los Angeles, CA
Courtyard at the Park.............            214        1972       Jul-97    5 - 40 years
  Miami, FL
Creekwood North...................            453        1973       Nov-92    5 - 40 years
  Altamonte Springs, FL
Desert Winds......................             23        1972       Jun-98    5 - 40 years
  Jacksonville, FL
Diamond Loch......................          1,336        1978       Oct-85    5 - 40 years
  Fort Worth, TX
English Village...................            244        1973       Jul-97    5 - 40 years
  Memphis, TN
Fenway Hall.......................            323        1929       Apr-90    5 - 40 years
  Los Angeles, CA
Fountainhead......................  (D)       276        1988       Jun-97    5 - 40 years
  Kissimmee, FL
French Villa......................              5        1971       Nov-98    5 - 40 years
  Tulsa, OK

                                                                   SCHEDULE III
                        TARRAGON REALTY INVESTORS, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

                                                                                  COSTS (A)
                                                                                 CAPITALIZED          GROSS CARRYING AMOUNTS
                                                      INITIAL COST TO COMPANY     SUBSEQUENT              AT END OF YEAR
                                                    --------------------------  TO ACQUISITION    ---------------------------------
                                                                 BUILDINGS AND  --------------             BUILDINGS AND
       DESCRIPTION                  ENCUMBRANCES     LAND         IMPROVEMENTS   IMPROVEMENTS      LAND    IMPROVEMENTS     TOTAL
       -----------                  ------------    ------       -------------  --------------    ------   -------------  ---------
PROPERTIES HELD FOR INVESTMENT

Apartments (Continued)

 Holly House ..................        $ 1,758     $   397        $ 1,590        $     6         $   397    $ 1,596        $ 1,993
   North Miami, FL
 Landmark .....................          1,500         376          1,504            378             373      1,885          2,258
   Tallahassee, FL
 Marina Park ..................          3,731         657          2,625          1,211             671      3,822          4,493
   Miami, FL
 Mariposa Manor ...............            747         225            901           (292)            225        609            834
   Los Angeles, CA
 Meadowbrook ..................          3,700         307          1,230            170             306      1,401          1,707
   Baton Rouge, LA
 Mission Trace ................          2,043         563          2,252              7             563      2,259          2,822
   Tallahassee, FL
 Morningside ..................          1,599         420          1,678            430             426      2,102          2,528
   Jacksonville, FL
 Mustang Creek ................  (B)     4,600         718          2,872          2,093             720      4,963          5,683
   Arlington, TX
 Newport ......................          4,983       1,334          5,338          1,080           1,335      6,417          7,752
   Plantation, FL
 Palm Grove ...................          1,307         322          1,316              6             322      1,322          1,644
   Orlando, FL
 Park Norton ..................            536         144            576            461             142      1,039          1,181
   Los Angeles, CA
 Park Place ...................             --          76            304            152              82        450            532
   Los Angeles, CA
 Pinecrest ....................         14,291       3,612          8,427          6,036           3,612     14,463         18,075
   Ft. Lauderdale, FL
 Prado Bay ....................          4,756         614          3,482          1,286             614      4,768          5,382
   North Bay Village, FL
 The Regent ...................  (B)     4,900         303          1,212          4,714             303      5,926          6,229
   Jacksonville, FL

                                                                                  LIFE ON WHICH
                                                                                  DEPRECIATION
                                                                                    IN LATEST
                                                                                    STATEMENT
                                      ACCUMULATED       DATE OF      DATE          OPERATIONS
       DESCRIPTION                    DEPRECIATION   CONSTRUCTION  ACQUIRED        IS COMPUTED
       -----------                    ------------   ------------  --------        -----------

PROPERTIES HELD FOR INVESTMENT

Apartments (Continued)

 Holly House ..................       $     4           1968         Nov-98        5 - 40 years
   North Miami, FL
 Landmark .....................            53           1967         Oct-97        5 - 40 years
   Tallahassee, FL
 Marina Park ..................           471           1974         Apr-95        5 - 40 years
   Miami, FL
 Mariposa Manor ...............            87           1924         Sep-94        5 - 40 years
   Los Angeles, CA
 Meadowbrook ..................           114           1968         Oct-95        5 - 40 years
   Baton Rouge, LA
 Mission Trace ................             5           1989         Nov-98        5 - 40 years
   Tallahassee, FL
 Morningside ..................           133           1973         Feb-97        5 - 40 years
   Jacksonville, FL
 Mustang Creek ................  (B)      541           1974         May-95        5 - 40 years
   Arlington, TX
 Newport ......................           289           1973         Jun-97        5 - 40 years
   Plantation, FL
 Palm Grove ...................            21           1971         Jun-98        5 - 40 years
   Orlando, FL
 Park Norton ..................            52           1924         Jun-95        5 - 40 years
   Los Angeles, CA
 Park Place ...................            34           1929         Sep-95        5 - 40 years
   Los Angeles, CA
 Pinecrest ....................         2,954           1965         Jul-90        5 - 40 years
   Ft. Lauderdale, FL
 Prado Bay ....................         1,161           1966         Oct-90        5 - 40 years
   North Bay Village, FL
 The Regent ...................  (B)      429           1972         Sep-95        5 - 40 years
   Jacksonville, FL

                                                                   SCHEDULE III
                        TARRAGON REALTY INVESTORS, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

                                                                                  COSTS (A)
                                                                                 CAPITALIZED          GROSS CARRYING AMOUNTS
                                                      INITIAL COST TO COMPANY     SUBSEQUENT              AT END OF YEAR
                                                    --------------------------  TO ACQUISITION    ---------------------------------
                                                                 BUILDINGS AND  --------------             BUILDINGS AND
       DESCRIPTION                  ENCUMBRANCES     LAND         IMPROVEMENTS   IMPROVEMENTS      LAND    IMPROVEMENTS     TOTAL
       -----------                  ------------    ------       -------------  --------------    ------   -------------  ---------

PROPERTIES HELD FOR INVESTMENT

Apartments (Continued)

 River City Landing ......... (D)    $  7,743      $  1,236        $  5,602        $  6,577     $  1,237     $ 12,178     $ 13,415
   Jacksonville, FL
 Riverside ..................           4,159           790           3,160              23          790        3,183        3,973
   Austin, TX
 Silver Creek ...............           1,283           301           1,206              63          302        1,268        1,570
   Jacksonville, FL
 Southern Elms ..............           1,310           304           1,216               5          304        1,221        1,525
   Tulsa, OK
 Summit on the Lake .........           4,726           895           3,582             703          907        4,273        5,180
   Fort Worth, TX
 Vistas at Lake Worth .......           9,500           752              92          15,677          752       15,769       16,521
   Fort Worth, TX
 Woodcreek ..................           4,708           913           3,193            (454)         690        2,962        3,652
   Denver, CO
 Woodcreek ..................           7,062           472           4,977           1,458          451        6,456        6,907
   Jacksonville, FL

 Office Buildings

 1505 Highway 6 .............           2,000           719           2,877               2          719        2,879        3,598
   Houston, TX
 Northwest O'Hare ...........           1,850         1,990           7,965          (2,170)       1,104        6,681        7,785
   Des Plaines, IL
 Park 20 West ...............           1,880           688           2,754              --          688        2,754        3,442
   Tallahassee, FL
 Rancho Sorrento ............           5,188         1,251          12,901             861        2,231       12,782       15,013
   San Diego, CA
 Tarzana Towne Plaza ........           2,922           671           2,684               5          671        2,689        3,360
   Tarzana, CA

                                                                                  LIFE ON WHICH
                                                                                  DEPRECIATION
                                                                                    IN LATEST
                                                                                    STATEMENT
                                      ACCUMULATED       DATE OF      DATE          OPERATIONS
       DESCRIPTION                    DEPRECIATION   CONSTRUCTION  ACQUIRED        IS COMPUTED
       -----------                    ------------   ------------  --------        -----------

PROPERTIES HELD FOR INVESTMENT

Apartments (Continued)

 River City Landing ......... (D)        $    519            1965    Jun-96       5 - 40 years
   Jacksonville, FL
 Riverside ..................                   7            1991    Nov-98       5 - 40 years
   Austin, TX
 Silver Creek ...............                  20            1972    Jun-98       5 - 40 years
   Jacksonville, FL
 Southern Elms ..............                   4            1968    Nov-98       5 - 40 years
   Tulsa, OK
 Summit on the Lake .........                 545            1986    Mar-94       5 - 40 years
   Fort Worth,  TX
 Vistas at Lake Worth .......                 250            1970    Dec-94       5 - 40 years
   Fort Worth,  TX
 Woodcreek ..................               1,276            1980    Aug-86       5 - 40 years
   Denver, CO
 Woodcreek ..................               2,556            1975    Nov-86       5 - 40 years
   Jacksonville, FL

 Office Buildings

 1505 Highway 6 .............                  22            1983    Oct-98       5 - 40 years
   Houston, TX
 Northwest O'Hare ...........               3,610            1972    Apr-86       5 - 40 years
   Des Plaines, IL
 Park 20 West ...............                   5            1972    Nov-98           40 years
   Tallahassee, FL
 Rancho Sorrento ............               5,509            1980    May-86       5 - 40 years
   San Diego, CA
 Tarzana Towne Plaza ........                   6            1985    Nov-98       5 - 40 years
   Tarzana, CA

                                                                   SCHEDULE III
                        TARRAGON REALTY INVESTORS, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)


                                                                                  COSTS (A)
                                                                                 CAPITALIZED          GROSS CARRYING AMOUNTS
                                                      INITIAL COST TO COMPANY     SUBSEQUENT              AT END OF YEAR
                                                    --------------------------  TO ACQUISITION    ---------------------------------
                                                                 BUILDINGS AND  --------------             BUILDINGS AND
       DESCRIPTION                  ENCUMBRANCES     LAND         IMPROVEMENTS   IMPROVEMENTS      LAND    IMPROVEMENTS     TOTAL
       -----------                  ------------    ------       -------------  --------------    ------   -------------  ---------
PROPERTIES HELD FOR INVESTMENT

Shopping Centers

 Briarwest ....................        $1,677        $  375        $1,499        $   --        $  375        $1,499        $1,874
   Houston, TX
 Jackson Square ...............            --         1,115         4,451            21         1,113         4,474         5,587
   Jackson, MS
 K-Mart Plaza, ................         1,179           689         1,608            --           689         1,608         2,297
   Temple Terrace,  FL
 Lakeview Mall ................            --           513         2,050           612           341         2,834         3,175
   Manitowoc, WI
 Mariner Plaza ................  (D)    1,725           295         1,180            58           295         1,238         1,533
   Panama City, FL
 Midland Plaza ................           278           321           748            59           321           807         1,128
   Midland, MI
 Northside Center .............         1,554         1,591         3,712           243         1,611         3,935         5,546
   Gainesville, FL
 University Center ............            --           578         2,430           867           602         3,273         3,875
   Waco, TX

 Land

 Vintage at Legacy Lakes ......         3,521         4,545            --           736         4,986           295         5,281
   Frisco, TX
 Vistas Observatory ...........            --           707            --            48           734            21           755
  Fort Worth, TX
                                      -------        ------       -------        ------        ------       -------       -------
                                      162,757        42,401       149,400        55,285        42,613       204,473       247,086
                                      -------        ------       -------        ------        ------       -------       -------
PROPERTIES HELD FOR SALE

Apartments

Bay West.......................         4,759           891         3,566           964           891         4,530         5,421
  Bradenton, FL

                                                                                   LIFE ON WHICH
                                                                                   DEPRECIATION
                                                                                     IN LATEST
                                                                                     STATEMENT
                                       ACCUMULATED       DATE OF      DATE          OPERATIONS
       DESCRIPTION                     DEPRECIATION   CONSTRUCTION  ACQUIRED        IS COMPUTED
       -----------                     ------------   ------------  --------        -----------

PROPERTIES HELD FOR INVESTMENT

Shopping Centers

 Briarwest ....................          $    4          1971        Nov-98        5 - 40 years
   Houston, TX
 Jackson Square ...............             231          1970        Jan-96        5 - 40 years
   Jackson, MS
 K-Mart Plaza, ................             283          1979        Dec-91        5 - 40 years
   Temple Terrace,  FL
 Lakeview Mall ................           1,347          1968        Apr-87        5 - 40 years
   Manitowoc, WI
 Mariner Plaza ................  (D)         45          1968        Aug-97        5 - 40 years
   Panama City, FL
 Midland Plaza ................             144          1976        Dec-91        5 - 40 years
   Midland, MI
 Northside Center .............             783          1977        Dec-91        5 - 40 years
   Gainesville, FL
 University Center ............             629          1959        Jul-91        5 - 40 years
   Waco, TX

 Land

 Vintage at Legacy Lakes ......              --                      May-98        5 - 40 years
   Frisco, TX
 Vistas Observatory ...........              --                      Apr-98        5 - 40 years
   Fort Worth, TX
                                         ------
                                         31,718
                                         ------
PROPERTIES HELD FOR SALE

Apartments

Bay West.......................             736          1974        Nov-92        5 - 40 years
  Bradenton, FL

                                                                   SCHEDULE III
                        TARRAGON REALTY INVESTORS, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

                                                                                  COSTS (A)
                                                                                 CAPITALIZED          GROSS CARRYING AMOUNTS
                                                      INITIAL COST TO COMPANY     SUBSEQUENT              AT END OF YEAR
                                                    --------------------------  TO ACQUISITION    ---------------------------------
                                                                 BUILDINGS AND  --------------             BUILDINGS AND
       DESCRIPTION                  ENCUMBRANCES     LAND         IMPROVEMENTS   IMPROVEMENTS      LAND    IMPROVEMENTS     TOTAL
       -----------                  ------------    ------       -------------  --------------    ------   -------------  ---------
PROPERTIES HELD FOR SALE

Apartments (Continued)

 Bryan Hill ...............        $ 3,467      $   447        $ 1,803        $   504         $   496     $ 2,258     $ 2,754
   Bethany, OK
 Cross Creek ..............          2,691          221            883            361             225       1,240       1,465
   Lexington, KY
 Devonshire ...............   (D)   15,900        1,048          3,162          2,931             827       6,314       7,141
   Denver, CO
 Forest Oaks ..............          2,971          691          2,685            535             691       3,220       3,911
   Lexington, KY
 Heather Hills ............         17,254          643         14,562          7,066             766      21,505      22,271
   Temple Hills, MD
 Kirklevington ............          2,388          490          1,961            656             490       2,617       3,107
   Lexington, KY
 Lake Point ...............   (D)    9,000        2,075          6,225          2,487           2,075       8,712      10,787
   Memphis, TN
 Martins Landing ..........          4,776        1,038          4,201            533           1,041       4,731       5,772
   Lakeland, FL
 Palm Court ...............          2,861          599          2,393            904             599       3,297       3,896
   Miami, FL
 Park Dale Gardens ........          2,858          354          1,416            755             531       1,994       2,525
   Dallas, TX
 Phoenix ..................             --          393          1,573            151             393       1,724       2,117
   Tulsa, OK
 Woodbrier ................          2,198          508          2,034            308             507       2,343       2,850
   Oklahoma City, OK

 Office Buildings

 Emerson Center ...........   (E)    7,000          131          8,781           (185)          1,048       7,679       8,727
   Atlanta, GA
 One Turtle Creek .........          1,817        1,179          4,718             --           1,179       4,718       5,897
   Dallas, TX

                                                                               LIFE ON WHICH
                                                                               DEPRECIATION
                                                                                 IN LATEST
                                                                                 STATEMENT
                                   ACCUMULATED       DATE OF      DATE          OPERATIONS
       DESCRIPTION                 DEPRECIATION   CONSTRUCTION  ACQUIRED        IS COMPUTED
       -----------                 ------------   ------------  --------        -----------

PROPERTIES HELD FOR SALE

Apartments (Continued)

 Bryan Hill ...............          $   313           1970         Nov-94        5 - 40 years
   Bethany, OK
 Cross Creek ..............              170           1966         Nov-92        5 - 40 years
   Lexington, KY
 Devonshire ...............   (D)      1,440           1969         Mar-89        5 - 40 years
   Denver, CO
 Forest Oaks ..............              263           1971         Nov-94        5 - 40 years
   Lexington, KY
 Heather Hills ............            7,701           1976         May-86        5 - 40 years
   Temple Hills, MD
 Kirklevington ............              404           1975         Nov-92        5 - 40 years
   Lexington, KY
 Lake Point ...............   (D)      1,163           1974         May-93        5 - 40 years
   Memphis, TN
 Martins Landing ..........              430           1973         Nov-94        5 - 40 years
   Lakeland, FL
 Palm Court ...............              690           1971         Oct-89        5 - 40 years
   Miami, FL
 Park Dale Gardens ........              335           1975         Dec-91        5 - 40 years
   Dallas, TX
 Phoenix ..................                6           1971         Nov-98        5 - 40 years
   Tulsa, OK
 Woodbrier ................              184           1970         Apr-96        5 - 40 years
   Oklahoma City, OK

 Office Buildings

 Emerson Center ...........   (E)      4,469           1974         Jul-86        5 - 40 years
   Atlanta, GA
 One Turtle Creek .........               --           1969         Nov-98        5 - 40 years
   Dallas, TX

                                                                   SCHEDULE III
                        TARRAGON REALTY INVESTORS, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

                                                                                  COSTS (A)
                                                                                 CAPITALIZED          GROSS CARRYING AMOUNTS
                                                      INITIAL COST TO COMPANY     SUBSEQUENT              AT END OF YEAR
                                                    --------------------------  TO ACQUISITION    ---------------------------------
                                                                 BUILDINGS AND  --------------             BUILDINGS AND
       DESCRIPTION                  ENCUMBRANCES     LAND         IMPROVEMENTS   IMPROVEMENTS      LAND    IMPROVEMENTS     TOTAL
       -----------                  ------------    ------       -------------  --------------    ------   -------------  ---------
PROPERTIES HELD FOR SALE

Shopping Centers

 Emerson Center ..........              (E)     $      --        $     363        $      18     $      --   $     381    $     381
   Atlanta, GA
 K-Mart Plaza ............            1,236           571            1,333               12           571       1,345        1,916
   Charlotte, NC
 K-Mart Plaza ............              944           497            1,159               --           497       1,159        1,656
   Thomasville, GA
 Midway Mills ............            4,043           588            2,365            1,489         1,227       3,215        4,442
   Carrollton, TX
 Stewart Square ..........            2,221           294            1,460              651           294       2,111        2,405
   Las Vegas, NV
 Times Square ............               --           125              499               47           125         546          671
   Lubbock, TX

 Other

 Snyder Residence ........               --            --               39               --            12          27           39
   Gilbert,  AZ

 Land

 Dallas, TX ..............               --           737            3,782           (4,420) (C)       99          --           99
 Kansas City, MO .........               --           802            1,871           (2,360)          313          --          313
 Orangeburg, SC ..........               --           122               --               --           122          --          122
                                  ---------     ---------        ---------        ---------     ---------   ---------    ---------
                                     88,384        14,444           72,834           13,407        15,019      85,666      100,685
                                  ---------     ---------        ---------        ---------     ---------   ---------    ---------
                                  $ 251,141     $  56,845        $ 222,234        $  68,692     $  57,632   $ 290,139    $ 347,771
                                  =========     =========        =========        =========     =========   =========       (1,194)
                                                                                                                         ---------
                                                                                                                         $ 346,577
                                                                                                                         =========

                                                                                     LIFE ON WHICH
                                                                                      DEPRECIATION
                                                                                       IN LATEST
                                                                                       STATEMENT
                                   ACCUMULATED         DATE OF            DATE         OPERATIONS
       DESCRIPTION                 DEPRECIATION      CONSTRUCTION       ACQUIRED       IS COMPUTED
       -----------                 ------------      ------------       --------       -----------

PROPERTIES HELD FOR SALE

Shopping Centers

 Emerson Center ..........          $      34             1974           Jul-86        5 - 40 years
   Atlanta, GA
 K-Mart Plaza ............                135             1977           Dec-91        5 - 40 years
   Charlotte, NC
 K-Mart Plaza ............                117             1974           Dec-91        5 - 40 years
   Thomasville, GA
 Midway Mills ............              1,361             1986           Oct-91        5 - 40 years
   Carrollton, TX
 Stewart Square ..........                839             1971           Oct-87        5 - 40 years
   Las Vegas, NV
 Times Square ............                 93             1985           Jul-89        5 - 40 years
   Lubbock, TX

 Other

 Snyder Residence ........                  1               --               --                  --
   Gilbert,  AZ

 Land

 Dallas, TX ..............                 --               --           Jun-86
 Kansas City, MO .........                 --               --           Dec-91
 Orangeburg, SC ..........                 --               --           Jun-89
                                    ---------
                                       20,884
                                    ---------
                                    $  52,602
                                    =========


Allowance for Estimated Losses
(A) Represents property improvements and write-down of properties due to permanent impairment.

(B) Represents an advance under the $35 million revolving credit facility with GMAC Commercial Mortgage.

(C) Basis charged against allowance previously provided.

(D) Represents an advance under the $50 million revolving credit facility with GMAC Commercial Mortgage.

(E) Both the office and retail portions of and Emerson Center secure one mortgage with a December 31, 1998, balance of $7 million.

                                                                   SCHEDULE III
                                                                    (Continued)
                        TARRAGON REALTY INVESTORS, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                   1998             1997              1996
                                                                ---------         ---------         ---------
                                                                           (dollars in thousands)

Reconciliation of real estate

 Balance at January 1, .................................        $ 281,163         $ 237,502         $ 240,822

   Additions
      Acquired through merger ..........................           46,312                --                --
      Acquisitions and improvements ....................           23,349            58,683            22,896
      Foreclosures .....................................               --                --             5,575

   Deductions
      Sales ............................................           (3,053)          (12,762)          (31,491)
      Write-offs .......................................               --            (2,260)               --
      Write-downs due to permanent impairment ..........               --                --              (300)
                                                                ---------         ---------         ---------

 Balance at December 31, ...............................        $ 347,771         $ 281,163         $ 237,502
                                                                =========         =========         =========

 Reconciliation of accumulated depreciation

 Balance at January 1, .................................        $  46,033         $  42,251         $  45,147

   Additions
      Depreciation .....................................            7,339             7,022             5,374
   Deductions
      Sale of real estate ..............................             (770)           (3,190)           (8,270)
      Write-offs .......................................               --               (50)               --
                                                                ---------         ---------         ---------

 Balance at December 31, ...............................        $  52,602         $  46,033         $  42,251
                                                                =========         =========         =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The affairs of the Company are managed by a Board of Directors. Directors are elected at the annual meeting of shareholders or appointed by the incumbent Board and serve until the next annual meeting of shareholders or until a successor has been elected or approved.

The Board presently consists of nine members, including William S. Friedman, Willie K. Davis, Chester Beck, and Michael E. Smith, who were elected to the Board at the Annual Meeting of Shareholders of Vinland held on July 10, 1997, and Carl B. Weisbrod, Raymond V.J. Schrag, Lawrence G. Schafran, Lance Liebman, and Sally Hernandez-Pinero, who were appointed to the Board on December 3, 1998, pursuant to the terms of the Merger Agreement. Messrs. Weisbrod, Schrag, Schafran, and Liebman and Ms. Hernandez-Pinero were formerly members of the Board of Trustees of NIRT, elected at the last annual meeting of shareholders of NIRT held on March 20, 1997.

The Directors of the Company are listed below, together with their ages, terms of service, all positions and offices held with the Company, its predecessors, Vinland and NIRT, or its former advisor, TRA, and their principal occupations, business experience, and directorships with other companies during the last five years or more. The designation "Affiliated" means that the Director is an officer, director, or employee of the Company. The designation "Independent" means that the Director is not an officer of the Company nor were they an officer, director, or employee of TRA, although the Company may have certain business or professional relationships with such Director as discussed in ITEM
13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

CHESTER BECK:  Age 69, Independent.

      Director (since April 1997) of the Company; Trustee (May 1995 to July
      1997) of Vinland; President (since March 1995) of Highland Funding Corp., a mortgage brokerage firm; National Sales Manager (January 1994 to March
      1995) of Columbia Equities Limited, a real estate financing entity; Senior Vice President (April 1992 to January 1994) of Peregine Mortgage Company, Inc., an FHA approved mortgagee specializing in multi-family and healthcare project financing.

WILLIE K. DAVIS:  Age 67, Independent.

      Director (since April 1997) of the Company; Trustee (October 1988 to July
      1997) of Vinland; Trustee (October 1988 to March 1995) of NIRT; President (1971 to 1985) and Chairman and 50% shareholder (since 1985) of Mid-South Financial Corporation, holding company for Mid-South Mortgage Company and Gibbs Mortgage Company; President (1978 to 1995) and Chairman and sole shareholder (since December 1995) of FMS, Inc., a property management and real estate development firm; Director (since 1987) of Southtrust Bank of Middle Tennessee; Trustee and Treasurer (since 1986) of Baptist Hospital, Inc., a Tennessee general welfare not-for-profit corporation; and Trustee or Director (October 1988 to March 1995) of Continental Mortgage and Equity Trust, Income Opportunity Realty Trust, and Transcontinental Realty Investors, Inc.

WILLIAM S. FRIEDMAN:  Age 55, Affiliated.

      Director or Trustee (since March 1988), Chief Executive Officer (since December 1993), President (since December 1988), Acting Chief Financial Officer (May 1990 to February 1991), Treasurer (August to September 1989), and Acting Principal Financial and Accounting Officer (December 1988 to August 1989) of the Company and NIRT; Director and Chief Executive Officer (since December 1990) of TRA; Trustee or Director (March 1988 to February
      1994), Chief Executive Officer (December 1993 to February 1994), President (December 1988 to February 1994), Acting Chief Financial Officer (May 1990 to February 1991), Treasurer (August to September 1989), and Acting Principal Accounting Officer (December 1988 to August 1989) of Continental Mortgage and Equity Trust, Income Opportunity Realty Trust, and Transcontinental Realty Investors, Inc.; General Partner (1987 to March
      1994) of Syntek Asset Management, L.P., the General Partner of National Realty, L.P., and National Operating, L.P.; Director and President (March 1989 to February 1994) and Secretary (March 1989 to December 1990) of Syntek Asset Management, Inc., the Managing General Partner of Syntek Asset Management, L.P.; and Attorney at Law (since 1971).

SALLY HERNANDEZ-PINERO:  Age 45, Independent.

      Director (since December 1998) of the Company; Trustee (May 1994 to November 1998) of NIRT; Managing Director (since July 1998) of Fannie Mae American Communities Fund; Of Counsel (October 1994 to June 1998) at Kalkines, Arky, Zall and Bernstein, New York City; Chairwoman (February 1992 to April 1994) of the New York City Housing Authority; Director (since July 1994) of Consolidated Edison; Director (since April 1994) of Dime Savings Bank; and Attorney at Law (since 1978).

LANCE LIEBMAN:  Age 57, Independent.

      Director (since December 1998) of the Company; Trustee (March 1995 to November 1998) of NIRT; William S. Beinecke Professor of Law, Columbia Law School; Director, Parker School of Foreign and Comparative Law; Director Designate, American Law Institute; Dean (1991-1996) of Columbia Law School; Assistant Professor, Professor, and Associate Dean (1970 to 1991) of Harvard Law School; Director (since 1991) of Greater New York Insurance Co. (both mutual and stock companies); Director (since 1995) of M & F Worldwide; Director (since 1996) of Brookfield Financial Properties, Inc.; and Attorney at Law (since 1968).

L. G. SCHAFRAN:  Age 60, Independent.

      Director (since December 1998) of the Company; Trustee (March 1995 to November 1998) of NIRT; Managing General Partner (since 1984) of L. G. Schafran & Associates, a real estate investment and development firm in New York City; Director (since 1986) of Publicard., an Old Greenwich, Connecticut, NYSE listed holding company that operates through subsidiaries in manufacturing services; Director (1986 to December 1997) of Capsure Holdings Corp., a Chicago, Illinois, NYSE listed property and casualty insurer; Director (March 1993 to 1996) of Oxigene, Inc., a U.S. and Swedish pharmaceutical developer; Director (January 1995 to July 1997) of Glasstech, Inc., a Perrysberg, Ohio, manufacturer of glass bending and tempering equipment; and Director (December

      1993 to October 1997), Member (September 1994 to October 1997), and Chairman (December 1994 to October 1997) of the Executive Committee of The Dart Group Corporation, a Landover, Maryland, NASDAQ listed holding company engaged with other publicly traded subsidiaries in discount automotive parts and accessories (Trak Auto Corporation), discount bookstores (Crown Books Corporation), discount supermarkets, beverages, and real estate; Chairman (since January 1996) of Delta-Omega Technologies, Inc., a Broussard, Louisiana, manufacturer and distributor of environmentally safe fire foams, industrial cleaners and degreasers; Director (since 1997) of Discovery Zone, Inc.; Director (since 1997) of Kasper A.S.L. Ltd.; and Director (since 1997) of Comsat Corporation.

RAYMOND V. J. SCHRAG:  Age 53, Independent.

      Director (since December 1998) of the Company; Trustee (October 1988 to May 1995) of Vinland; Trustee (October 1988 to November 1998) of NIRT; Attorney, Law Offices of Raymond V. J. Schrag in New York, New York (since January 1995); attorney, Law Offices of Paul J. Schrag in New York, New York (since 1975); and Trustee or Director (October 1988 to August 1994) of Continental Mortgage and Equity Trust, Income Opportunity Realty Trust, and Transcontinental Realty Investors, Inc.

MICHAEL E. SMITH:  Age 56, Independent.

      Director (since April 1997) of the Company; Trustee (October 1988 to August 1991 and from May 1995 to July 1997) of Vinland; Lawyer and Assistant Professor of Law (since August 1995), University of Wisconsin, Madison, Wisconsin; Research Director of the Remington Center at the University of Wisconsin Law School (since 1997); President (1988 to 1995) and Director (1978 to 1994) of the Vera Institute of Justice, a New York not-for-profit corporation concerned with the administration of justice; Trustee of Prosecuting Attorney's Research Council, Inc., (1987 to 1995), New York Lawyers for the Public Interest (1986 to 1990), Housing and Services, Inc. (1986 to 1993), Manhattan Bowery Corporation, Inc. (1978 to
      1995), Center for Alternative Sentencing and Employment Services, Inc., formerly the Court Employment Project, Inc. (1978 to 1995), and New York City Criminal Justice Agency, Inc. (since 1978); and Attorney at Law (since 1971).

CARL B. WEISBROD:  Age 54, Independent.

      Chairman of the Board and Director (since December 1998) of the Company; Trustee (February 1994 to May 1995) of Vinland; Chairman of the Board (March 1995 to November 1998) and Trustee (February 1994 to November 1998) of NIRT; Trustee (since 1996) of the Ford Foundation; President (since
      1994) of Alliance for Downtown New York, Inc.; and President and Chief Executive Officer (April 1990 to 1994) of New York City Economic Development Corporation.

Involvement in Certain Legal Proceedings

In November 1994, William S. Friedman consented to an order prohibiting him from participating in an insured depository institution without the prior written approval of the Director of the Office of Thrift Supervision. Mr. Friedman has been released from any liability arising from his association with the former San Jacinto Savings Association, a savings institution placed under conservatorship of the Resolution Trust Corporation on November 30, 1990.

Meetings and Committees of the Board

The Board of Directors reviews the business plan of the Company to determine that it is in the best interest of the shareholders, supervises the performance of management and reviews the reasonableness of the compensation which the Company pays to its executive officers, reviews the reasonableness of the total fees and expenses of the Company, and selects, when necessary, a qualified independent real estate appraiser to appraise properties acquired by the Company. In 1998 and historically, the Independent Directors on the Board also reviewed the Company's agreement with the advisor, supervised the performance of the advisor, and reviewed the reasonableness of the compensation which the Company paid to the advisor in terms of the nature and quality of services performed.

During the fiscal year ended December 31, 1998, the Board held three regular meetings and two special meetings and acted once by written consent. Each of the Directors attended at least 75% of the aggregate of all meetings held by the Board and all meetings held by the committees of the Board, if any, upon which such Director served during the period of time that such person served on the Board or such committee.

The Board has an Audit Committee, an Option Committee, and an Executive Compensation Committee.

The Audit Committee, which met once during 1998, reviews the Company's operating and accounting procedures. The Audit Committee currently consists of Messrs. Schrag, Davis, and Beck.

The Option Committee administers the Company's Stock Option and Incentive Plan and authorizes option grants thereunder. The Option Committee, which currently consists of Messrs. Weisbrod, Smith, and Schafran, acted by written consent three times during 1998.

The Executive Compensation Committee was created by the Board in December 1998 to make recommendations to the Board for the compensation of the Company's executive officers. The Committee, which did not meet in 1998, consists of Messrs. Liebman, Weisbrod, and Schrag.

Independent Director Compensation.

Following the merger, Independent Directors shall receive annual compensation of $15,000 per year plus reimbursement of expenses for their service on the Board. The Chairman of the Board shall receive an additional $25,000 per year as compensation for his services as Chairman. Independent Directors shall also receive $2,000 per year for each committee of the Board on which they serve, $1,000 per year for each committee that they chair, and $1,000 per day for any special services rendered to the Company at the request of the Board, plus reimbursement of expenses. Directors who are also officers of the Company shall receive no separate compensation for their services as director.

Messrs. Beck, Davis, Smith, Weisbrod, Liebman, and Schrafran each earned $10,000 for special services rendered to the Company or its predecessor, NIRT, in connection with the Merger Agreement and the transactions consummated in connection therewith.

The Company's Independent Director Stock Option Plan (the "Company's Director Plan") provides Independent Directors who are serving as directors on the first day of the Company's fiscal year with automatic annual grants of options to purchase Company Common Stock. The exercise price of all options granted under the Company's Director Plan is equal to the market price on the grant date. The options expire on the earlier of the first anniversary of the date on which a director ceases to be a director of the Company or ten years from the date of grant and are immediately exercisable. Pursuant to the Company's Director Plan, Messrs. Smith, Beck, and Davis received options to acquire 300 shares of Company Common Stock on January 1, 1998. Messrs. Weisbrod, Liebman, Schrag, and Schafran and Ms. Hernandez-Pinero each received options to acquire 1,000 shares of beneficial interest of NIRT on January 1, 1998, in accordance with NIRT's Independent Trustee Share Option Plan (the "NIRT Plan").

Pursuant to the terms of the Merger Agreement, the NIRT Plan was consolidated with and into the Company's Director Plan, with the shares of Company Common Stock available under the consolidated plan for option awards being increased by the number of NIRT shares of beneficial interest available under the NIRT Plan multiplied by the exchange ratio of 1.97 to 1, and the option awards authorized by the Company's Director Plan increased by the option awards authorized by the NIRT Plan, as adjusted by the exchange ratio. Following the consolidation of the NIRT Plan into the Company's Director Plan, each of the incumbent Independent Directors received options to purchase 2,000 shares of Company Common Stock on January 1, 1999. The consolidated Company's Director Plan now provides for grants covering a total of 203,022 shares of Company Common Stock.

Executive Officers

Mr. Friedman and the individuals listed below currently serve as the executive officers of the Company. Their positions with the Company are not subject to a vote of shareholders. Except for Mr. Friedman, their age, term of service, all positions and offices held with the Company, its predecessors, Vinland and NIRT, and its former advisor, TRA, as well as their business experience during the last five years or more, are set forth below. Such information for Mr. Friedman is set forth above in the discussion under "Directors."

PENNY D. BARBER: Age 34, Senior Vice President and Director of Property Management.

     Senior Vice President and Director of Property Management (since December
     1998) of the Company; Executive Vice President (since November 1998) of Tarragon Management, Inc. ("TMI"), a wholly owned subsidiary of the Company; Vice President and Director of Marketing (since May 1998) of TRA; National Director of Marketing & Education (October 1996 to May 1998), Galesi Management Corporation; National Marketing Director (February 1995 to September 1996), Anne Sadovsky & Co.; Regional Marketing and Training Director (February 1990 to January 1995), Lincoln Property Company.

CHRIS CLINTON: Age 51, Senior Vice President - Commercial Asset Management.

     Senior Vice President - Commercial Asset Management (since March 1994) and Vice President (October 1988 to March 1994) of the Company and NIRT; Senior Vice President (since March 1994) of TRA; Vice President (October 1988 to March 1994) of American Realty Trust, Continental Mortgage and Equity Trust, Income Opportunity Realty Trust, Transcontinental Realty Investors, Inc., and Basic Capital Management, Inc.

ERIN D. DAVIS: Age 37, Executive Vice President and Chief Financial Officer.

     Executive Vice President and Chief Financial Officer (since December 1998) of the Company; Vice President and Chief Accounting Officer (September 1996 to November 1998) and Accounting Manager (June 1995 to August 1996) of the Company, NIRT, and TRA; Senior Associate (January 1993 to June 1995), BDO Seidman; and Certified Public Accountant (since 1990).

PETER LARSEN: Age 56, Senior Vice President - Acquisitions.

     Senior Vice President - Acquisitions (since July 1997) and Vice President - Acquisitions (April 1996 to June 1997) of the Company, NIRT, and TRA; Independent Real Estate Consultant (January 1995 to April 1996); and Vice President (May 1992 to December 1994) of Basic Capital Management, Inc., and Carmel Realty Services Inc.

KATHRYN MANSFIELD: Age 38, Executive Vice President, Secretary and Corporate Counsel.

      Executive Vice President (since December 1998), Secretary and Corporate Counsel (since May 1998), and Vice President (May 1998 to December 1998) of the Company, NIRT, and TRA; Vice President and Senior Counsel (October 1994 to May 1998) of CB Richard Ellis, Inc., formerly CB Commercial Real Estate Group, Inc.; Litigation Counsel (March 1990 to October 1994), Basic Capital Management, Inc.; and Attorney at Law (since 1984).

LORI D. MEYER: Age 38, Senior Vice President and Deputy Director of Property Management.

     Senior Vice President and Deputy Director of Property Management (since December 1998) of the Company; Senior Vice President (since November 1998), Controller (since February 1996), and Vice President (February 1996 to November 1998) of TMI; Assistant Controller (February 1990 to January 1995) of South West Property Trust, Inc.; and Certified Public Accountant (since
     1996).

TODD C. MINOR: Age 40, Senior Vice President and Treasurer.

      Senior Vice President (since December 1998) and Treasurer (since December
      1996), Senior Vice President - Mortgage Servicing and Financing (May 1995 to November 1996), Senior Vice President Finance (March 1994 to April 1995 and July 1993 to January 1994), and Vice President (April 1991 to July
      1993) of the Company and NIRT; Senior Vice President (since March 1994) of TRA; Senior Vice President - Finance (July 1993 to March 1994), Basic Capital Management, Inc., American

      Realty Trust, Continental Mortgage and Equity Trust, Income Opportunity Realty Trust, and Transcontinental Realty Investors, Inc.

CHARLES RUBENSTEIN: Age 40, Executive Vice President and General Counsel.

     Executive Vice President (since December 1998), General Counsel (since September 1998), and Senior Vice President (September 1998 to December
     1998) of the Company, NIRT, and TRA; General Counsel (January 1996 to February 1998), Simpson Housing Limited Partnership, Denver, Colorado; Real Estate Attorney (October 1987 to November 1995), Andrews & Kurth, LLP, New York, New York; and Attorney at Law (since 1984).


JOHN C. STRICKLIN:  Age 52, Managing Director - Real Estate Transactions.

      Managing Director - Real Estate Transactions (since November 1998) for the Company; Special Assistant to the President (April 1996 to November 1998), Basic Capital Management, Inc.; Executive Vice President (May 1995 to April 1996) of NIRT; Senior Vice President - Real Estate (May 1994 to April 1995) and Vice President - Real Estate (February 1994 to April 1994) of Vinland.

In addition to the foregoing, the Company has other officers who are not listed herein.

ITEM 11.  EXECUTIVE COMPENSATION

The Company had no employees and paid no compensation to its executive officers prior to its acquisition of TRA on November 24, 1998. The directors and executive officers of the Company who were also officers or employees of TRA were compensated solely by TRA until that date. They performed a variety of services for TRA, and the amount of their compensation was determined solely by TRA. Following the acquisition of TRA on November 24, 1998, the Company began paying compensation to its executive officers.

Employment Agreement with Chief Executive Officer

In connection with the Company's acquisition of TRA from William S. Friedman and Lucy N. Friedman, Mr. Friedman entered into an employment agreement with the Company for a term of four years, at a salary of $300,000 per year. In addition, Mr. Friedman received immediately exercisable stock options to purchase 250,000 shares of Company common stock at an exercise price of $12 per share and 200,000 shares of Company common stock at an exercise price of $15 per share. Mr. Friedman's employment agreement includes a broad covenant not to compete with the Company and a right of first refusal in favor of the Company with regard to any real estate investment opportunity that comes to Mr. Friedman's attention.

Summary Compensation Table

None of the executive officers of the Company earned or received compensation in excess of $100,000 from the Company in fiscal year 1998. The Summary Compensation Table below sets forth information with respect to the compensation of the Chief Executive Officer of the Company (the "named executive officer") for services rendered in all capacities to the Company and its subsidiaries during 1998.

                           SUMMARY COMPENSATION TABLE

------------------------------------------------------------------------------------
                                      Annual                  Long Term Compensation
                                   Compensation                       Awards
                                 -----------------            ----------------------
                                                               Securities Underlying
                                                                     Options/
                                                                       SARs
                                                                      (Number
                                                                        of
Name and Principal Position      Year      Salary                     Shares)
---------------------------      ----      -------                    -------
William S. Friedman              1998      $28,846                    450,000
    Director
    President
    Chief Executive Officer
------------------------------------------------------------------------------------

Option / SAR Grants

The Option / SAR Grants Table below shows all grants of stock options made during 1998 to the named executive officer of the Company.

                    OPTION / SAR GRANTS IN FISCAL YEAR 1998

-----------------------------------------------------------------------------------------------------
                             Number of     % of Total
                            Securities      Options /
                            Underlying         SARs        Exercise or                       Grant
                             Options /      Granted to     Base Price                         Date
                               SARs        Employees in   (Dollars per     Expiration        Present
          Name              Granted (1)        1998          Share)           Date          Value (3)
-----------------------     -----------    ------------   ------------     ----------       ---------
William S. Friedman           250,000         29%             $12           11/23/08        $414,394
                              200,000         23%              15           11/23/08         171,989
                               75,000(2)       9%              13           11/23/08         100,577
                               50,000(2)       6%              15           11/23/08          42,997
                               50,000(2)       6%              16           11/23/08          34,161
-----------------------------------------------------------------------------------------------------

(1) Options granted to the named executive officer in 1998 represent all of the exercisable options held by him as of fiscal year end 1998.

(2) These options were granted to Mr. Friedman in connection with the Company's purchase of TRA.

(3) The present value of the options granted during 1998 was estimated using the Black-Scholes pricing model using the following assumptions:


                Expected volatility                              13.12%
                Risk-free rate of return                          5.60%
                Dividend yield                                    4.00%
                Expected life                                   8 years

                                      89

Compensation Committee Interlocks and Insider Participation

Until November 24, 1998, the executive officers of the Company were compensated solely by TRA, and the amount of their compensation was determined solely by TRA. Following the acquisition of TRA, the Board of Directors established an Executive Compensation Committee to review TRA's compensation policies and the compensation paid to the executive officers of the Company by TRA and to make recommendations to the Board regarding the adoption of executive compensation policies and programs for the Company in fiscal year 1999. The Executive Compensation Committee, which did not meet in 1998, consists of Messrs. Liebman, Weisbrod, and Schrag. None of the members of the committee are former or current employees of the Company.

ITEM 12.  SECURITY OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership of the Company's common stock, both beneficially and of record, both individually and in the aggregate, for those persons known by the Company to be beneficial owners of more than five percent of its common stock as of the close of business on April 5, 1999.

                                             Amount and Nature
      Name and Address of                      of Beneficial                Percent of
       Beneficial Owner                          Ownership                   Class (1)
      -------------------                    -----------------              ----------
Lucy N. Friedman                                 3,030,718 (2)(3)(4)           35%
280 Park Avenue                                            (5)(6)
East Building, 20th Floor
New York, New York  10017

(1) Percentages are based upon 8,391,632 shares of Common Stock outstanding at April 5, 1999.

(2) Includes 1,889,061 shares owned by Mrs. Friedman directly and 175,000 shares covered by a presently exercisable option.

(3) Includes 92,674 shares owned by Lucy N. Friedman's spouse, William S. Friedman.

(4) Includes 74,298 shares owned by Mrs. Friedman's minor sons, Gideon and Samuel Friedman. Mrs. Friedman disclaims beneficial ownership of such shares.

(5) Includes 124,735 shares owned by Tarragon Capital Corporation, of which Mrs. Friedman and Mr. Friedman are executive officers and directors; 131,343 shares owned by Tarragon Partners, Ltd., of which Mrs. Friedman and Mr. Friedman are limited partners and Tarragon Capital Corp. is the general partner; and 543,607 shares owned by Beachwold Partners, L.P., in which Mrs. Friedman and Mr. Friedman are the general partners and their four children are the limited partners.

(6) Does not include 90,504 shares owned by Mrs. Friedman's adult son, Ezra Friedman, and 66,343 shares owned by Mrs. Friedman's adult daughter, Tanya Friedman. Mrs. Friedman disclaims beneficial ownership of such shares.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (CONTINUED)

Security Ownership of Management

The following table sets forth the ownership of the Company's common stock, both beneficially and of record, both individually and in the aggregate, for the Directors and executive officers of the Company as of the close of business on April 5, 1999.

                                                               Amount and Nature
                                                                 of Beneficial                          Percent of
  Name of Beneficial Owner                                         Ownership                             Class (1)
  ------------------------                                     -----------------                        ----------

William S. Friedman                                            3,480,718 (2)(3)(4)(5)(6)                       39%

Sally Hernandez-Pinero                                            15,672 (7)                                    *

Lance Liebman                                                     17,848 (8)                                    *

L. G. Schafran                                                    15,672 (9)                                    *

Raymond V.J. Schrag                                               52,920 (10)                                   *

Carl B. Weisbrod                                                  17,777 (11)                                   *

Chester Beck                                                      13,007 (12)                                   *

Willie K. Davis                                                    6,200 (13)                                   *

Michael E. Smith                                                   4,500 (14)                                   *

Penny D. Barber                                                       -0-                                       *

Chris L. Clinton                                                  12,035 (15)                                   *

Erin D. Davis                                                     10,085 (16)                                   *

Peter Larsen                                                      18,859 (17)                                   *

Kathryn Mansfield                                                  3,333 (18)                                   *

Lori D. Meyer                                                      1,875 (19)                                   *

Todd C. Minor                                                     15,498 (20)                                   *

Charles D. Rubenstein                                                 -0-                                       *

John Stricklin                                                     6,794 (21)                                   *

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (CONTINUED)

Security Ownership of Management (Continued)

All Directors and Executive                                    3,692,793 (2)(3)(4)(5)(6)                       40%
Officers as a group                                                      (7)(8)(9)(10)(11)
(18 individuals)                                                         (12)(13)(14)(15)(16)(17)
                                                                         (18)(19)(20)(21)

*     Less than 1%.

(1) Percentages are based upon 8,391,632 shares of Common Stock outstanding at April 5, 1999.

(2) Includes 92,674 shares owned by William S. Friedman directly and 625,000 shares covered by two separate presently exercisable options.

(3) Includes 1,889,061 shares owned by Mr. Friedman's spouse, Lucy N. Friedman. Mr. Friedman disclaims beneficial ownership of all such shares.

(4) Includes 124,735 shares owned by Tarragon Capital Corporation; 131,343 shares owned by Tarragon Partners, Ltd.; and 543,607 shares owned by Beachwold Partners, L.P.

(5) Includes 74,298 shares owned by Mr. Friedman's minor sons, Gideon and Samuel Friedman. Mr. Friedman disclaims beneficial ownership of such shares.

(6) Does not include 90,504 shares owned by Mr. Friedman's adult son, Ezra Friedman, and 66,343 shares owned by Mr. Friedman's adult daughter, Tanya Friedman. Mr. Friedman disclaims beneficial ownership of such shares.

(7) Includes 15,672 shares covered by five separate presently exercisable options.

(8) Includes 2,176 shares owned by Lance Liebman directly and 15,672 shares covered by five separate presently exercisable options.

(9) Includes 15,672 shares covered by five separate presently exercisable options.

(10) Includes 32,838 shares owned by Raymond V. J. Schrag directly and 15,672 shares covered by five separate presently exercisable options. Also includes 4,410 shares owned by Mr. Schrag's wife as custodian for his minor son, Ben. It does not include 1,410 shares owned by Mr. Schrag's adult daughter, Rebecca, as to which shares Mr. Schrag disclaims any beneficial ownership.

(11) Includes 5,105 shares owned by Carl B. Weisbrod directly and 12,672 shares covered by five separate presently exercisable options.

(12) Includes 9,507 shares owned by Chester Beck directly and 3,500 shares covered by five separate presently exercisable options.

(13) Includes 2,700 shares owned by Willie K. Davis directly and 3,500 shares covered by five separate presently exercisable options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (CONTINUED)

Security Ownership of Management (Continued)

(14) Includes 1,000 shares owned by Michael E. Smith directly and 3,500 shares covered by five separate presently exercisable options.

(15) Includes 6,000 shares acquired by Mr. Clinton by virtue of a stock option exercise on March 18, 1999, and 6,035 shares covered by two separate presently exercisable options.

(16) Includes 10,085 shares covered by four separate presently exercisable options.

(17) Includes 18,859 shares covered by three separate presently exercisable options.

(18)  Includes 3,333 shares covered by a presently exercisable option.

(19) Includes 1,875 shares covered by two separate presently exercisable options.

(20) Includes 5,000 shares acquired by Mr. Minor by virtue of a stock option exercise on January 28, 1999, and 10,498 shares covered by five separate presently exercisable options.

(21)  Includes 6,794 shares owned by Mr. Stricklin directly.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires that Company directors, executive officers, and persons holding more than ten percent of the Company's Common Stock file initial reports of ownership of the Company's Common Stock and reports of any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established, and the Company is required to report any failure to file by these dates during fiscal 1998.

To the Company's knowledge, based solely upon the written representations of its incumbent directors, executive officers, and its ten percent holders, and copies of the reports that they have filed with the Securities and Exchange Commission, all of these filing requirements were satisfied during 1998 except that the initial reports on Form 3 for Messrs. Minor, Stricklin, Clinton, and Larsen and for Ms. Meyer were filed late.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

The Advisor and its affiliates

Although the Board is directly responsible for managing the affairs of the Company and for setting the policies which guide it, until November 1998, the day-to-day operations of the Company were performed by TRA, an advisory firm owned by William S. Friedman, a Director, President, and Chief Executive Officer of the Company, and his wife, Lucy N. Friedman. TRA operated under the supervision of the Board pursuant to a written advisory agreement approved by shareholders. The duties of the advisor included, among other things, locating, investigating, evaluating, and recommending real estate investments and sale opportunities and financing and refinancing sources for the Company. The advisor also served as a consultant in connection with the business plan and investment policy decisions made by the Board.

Pursuant to the terms of the advisory agreement, TRA was entitled to receive an incentive advisory fee equal to 16% of the Company's adjusted funds from operations before deduction of the advisory fee for the period from January 1, 1998, through November 24, 1998, as well as acquisition commissions and mortgage brokerage and refinancing fees equal to 1% of the acquisition cost of real estate or 1% of the amount of the loan originated or refinanced.

The Company had no employees prior to its acquisition of TRA and paid no salaries. Instead, employees of TRA rendered services to the Company and were compensated by TRA. In accordance with the terms of the advisory agreement, certain services provided by the advisor, including accounting, legal, investor relations, data processing, and related departmental overhead, were reimbursed directly by the Company.

From April 1, 1994, through November 24, 1998, TRA or TMI, its wholly owned subsidiary, provided property management services to the Company for a fee of 4.5% of the monthly gross rents collected. As of November 24, 1998, the Company was no longer required to pay management fees on the properties managed in-house by TMI.

In fiscal year 1998 (through November 24, 1998), the Company incurred fees and paid expense reimbursements to TRA and TMI as follows (dollars in thousands):

                                                                            1998
                                                                          --------
        Advisory fees................................................     $  1,048
        Property management fees ....................................        1,884
        Commercial lease commissions.................................           12
        Real estate acquisition fees.................................          105
        Equity refinancing fees......................................          643
        Expense reimbursements.......................................        2,215

Certain Other Relationships

In February 1998, National Omni Associates, L.P., a partnership in which the Company holds a 70% interest, paid a brokerage commission of $100,000 to Highland Funding Corp. for consulting services provided in connection with the partnership's acquisition of 5600 Collins Avenue. Chester Beck, who serves as a Director of the Company, is the President of Highland Funding Corp.

From January 1993 to January 1998, FMS, Inc., provided property-level management services for several properties owned by the Company. In 1998, FMS, Inc., earned fees of $6,706 for performing such services. Willie K. Davis, who serves as a Director of the Company, was the Chairman, President, and sole shareholder of FMS, Inc., at the time FMS, Inc., was so employed.

In fiscal year 1998, affiliates of William S. Friedman and his wife, Lucy N. Friedman, made advances to the Company and its predecessor pursuant to the terms of a $6 million unsecured line of credit. Advances under the line of credit bear interest at the lower of LIBOR plus 1% per annum or the lowest rate at which credit is offered to the Company by any third party and were made in part to facilitate acquisitions by the Company and partnerships in which it holds interests. The balance of such advances at December 31 ,1998, was $5.9 million, including interest accrued during the year of $41,000.

Management believes that all of the foregoing transactions were at least as advantageous to the Company as could have been obtained from unrelated third parties.

Restrictions on Related Party Transactions

Historically, the Company has engaged in and may continue to engage in business transactions, including real estate partnerships, with related parties.

The Company's Articles of Incorporation prohibit the Company from engaging in any transaction with the advisor, any director, officer, or employee of the Company or the advisor, or any affiliate or associate (as such terms are defined in Rule 12b-2 under the Exchange Act) of any of the aforementioned persons, unless the material facts as to the relationship and financial interest of the relevant individuals in the transaction are disclosed to the Board or the appropriate committee thereof and the Board or committee determines that the transaction is fair to the Company and approves the transaction by the affirmative vote of a majority of Independent Directors entitled to vote.

In connection with an action styled Olive, et. al. v. National Income Realty Trust, et. al., NIRT, among others, entered into an agreement in May 1994 (the "Olive settlement") which provided that any related party transaction entered into prior to April 27, 1999, with certain limited exceptions, would require the unanimous approval of the Board of Trustees. In addition, pursuant to the Olive settlement, related party transactions could only be undertaken in exceptional circumstances, and after a determination by the Board of Trustees that the transaction was in the best interest of NIRT and that no other opportunity exists that was as good as the opportunity presented by such transaction.

In light of the consolidation of NIRT into the Company, the Board has elected to treat the requirements for approval of related party transactions contained in the Olive settlement as binding on the Company. To the extent that the requirements for approval of related party transactions imposed by the Olive settlement are stricter than those imposed by the Articles of Incorporation and Bylaws of the Company, the Board will abide by such stricter requirements through the remainder of the term of the Olive settlement.








                     [This space intentionally left blank.]

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)       The following documents are filed as part of this Report:

1. Consolidated Financial Statements

Report of Independent Public Accountants - Arthur Andersen LLP

Consolidated Balance Sheets - December 31, 1998 and 1997

Consolidated Statements of Operations -
   Years Ended December 31, 1998, 1997, and 1996

Consolidated Statements of Shareholders' Equity Years Ended December 31, 1998,
   1997, and 1996

Consolidated Statements of Cash Flows Years Ended December 31, 1998, 1997, and
   1996

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Schedule  III - Real Estate and Accumulated Depreciation

All other schedules are omitted because they are not applicable or because the required information is shown in the Consolidated Financial Statements or the notes thereto.

3. Exhibits

The following documents are filed as Exhibits to this report:

Exhibit
Number                    Description
------                    -----------

 2.1 Agreement and Plan of Merger dated June 5, 1998, by and between Tarragon Realty Investors, Inc., and National Income Realty Trust (incorporated by reference to Exhibit 3.6 to Registration Statement No. 333-60527 on Form S-4).

 2.2 Stock Purchase Agreement dated June 5, 1998, among Tarragon Realty Investors, Inc., Tarragon Realty Advisors, Inc., William S. Friedman, and Lucy N. Friedman (incorporated by reference to Exhibit 3.7 to Registration Statement No. 333-60527 on Form S-4).

 3.1 Articles of Incorporation of National Income Realty Corporation (incorporated by reference to Exhibit 3.8 to Form 8-K for event occurring November 24, 1998).

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

Exhibit
Number                    Description
------                    -----------

 3.2 Articles of Merger of National Income Realty Corporation into Tarragon Realty Investors, Inc. (incorporated by reference to Exhibit 3.9 to Form 8-K for event occurring November 24, 1998).

10.1 Stock Option Agreement dated December 17, 1998, (but effective November 24, 1998) by and between Tarragon Realty Investors, Inc., and William S. Friedman (incorporated by reference to Exhibit 10.2 to Form 8-K for event occurring November 24, 1998).

10.2 Stock Option Agreement dated December 17, 1998, (but effective November 24, 1998) by and between Tarragon Realty Investors, Inc., and Lucy N. Friedman (incorporated by reference to Exhibit 10.3 to Form 8-K for event occurring November 24, 1998).

10.3 Employment Agreement dated December 17, 1998, (but effective November 24, 1998) by and between Tarragon Realty Investors, Inc., and William S. Friedman (incorporated by reference to Exhibit 10.4 to Form 8-K for event occurring November 24, 1998).

10.4 Stock Option Agreement dated December 17, 1998, (but effective November 24, 1998) by and between Tarragon Realty Investors, Inc., and William S. Friedman (incorporated by reference to Exhibit 10.5 to Form 8-K for event occurring November 24, 1998).

21.0 *                    Subsidiaries of the Registrant.

27.0 *                    Financial Data Schedule.

* Filed herewith



     (b) The following reports on Form 8-K were filed during the fourth quarter covered by this report or with respect to events occurring after the period covered by this report but prior to the filing of this report.

                 Date of Event                           Date Filed                  Items Reported
                 -------------                           ----------                  --------------

              June 5, 1998                            September 21, 1998          Item 5. Other Events

              November 24, 1998                       January 13, 1999            Item 5. Other Events
                                                                                  Item 7. Financial Statements
                                                                                          and Exhibits

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TARRAGON REALTY INVESTORS, INC.

Dated: April 15, 1999                  By: /s/ William S. Friedman
      -----------------------------       --------------------------------------
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

Signature                                        Capacities In Which Signed                          Date

/s/ Carl B. Weisbrod                             Director and Chairman of the Board              March 29, 1999
-----------------------------------                                                              --------------
Carl B. Weisbrod

/s/ William S. Friedman                          President, Chief Executive Officer,             April 15, 1999
-----------------------------------              and Director                                    --------------
William S. Friedman                              (Principal Executive Officer)

/s/ Erin D. Davis                                Executive Vice President and                    April 15, 1999
-----------------------------------              Chief Financial Officer                         --------------
Erin D. Davis                                    (Principal Financial and
                                                 Accounting Officer)

/s/ Chester Beck                                 Director                                        March 25, 1999
-----------------------------------                                                              --------------
Chester Beck

/s/ Willie K. Davis                              Director                                        April 15, 1999
-----------------------------------                                                              --------------
Willie K. Davis

/s/ Sally Hernandez-Pinero                       Director                                        April 5, 1999
-----------------------------------                                                              --------------
Sally Hernandez-Pinero

/s/ Lance Liebman                                Director                                        March 29, 1999
-----------------------------------                                                              --------------
Lance Liebman

/s/ Lawrence G. Schafran                         Director                                        April 15, 1999
-----------------------------------                                                              --------------
Lawrence G. Schafran

/s/ Raymond V.J. Schrag                          Director                                        April 15, 1999
-----------------------------------                                                              --------------
Raymond V. J. Schrag

/s/ Michael E. Smith                             Director                                        April 15, 1999
-----------------------------------                                                              --------------
Michael E. Smith

                        TARRAGON REALTY INVESTORS, INC.
                               INDEX TO EXHIBITS

Exhibit
Number                     Description
------                     -----------

 2.1                       Agreement and Plan of Merger dated June 5, 1998, by and between Tarragon Realty
                           Investors, Inc., and National Income Realty Trust (incorporated by reference to
                           Exhibit 3.6 to Registration Statement No. 333-60527 on Form S-4).

 2.2                       Stock Purchase Agreement dated June 5, 1998, among Tarragon Realty Investors, Inc.,
                           Tarragon Realty Advisors, Inc., William S. Friedman, and Lucy N. Friedman
                           (incorporated by reference to Exhibit 3.7 to Registration Statement No. 333-60527 on
                           Form S-4).

 3.1                       Articles of Incorporation of National Income Realty Corporation (incorporated by reference to Exhibit 3.8 to Form 8-K for event occurring November 24, 1998).

 3.2                       Articles of Merger of National Income Realty Corporation into Tarragon Realty
                           Investors, Inc. (incorporated by reference to Exhibit 3.9 to Form 8-K for event occurring November 24, 1998).

10.1                       Stock Option Agreement dated December 17, 1998, (but effective November 24, 1998) by and between Tarragon Realty Investors, Inc., and William S. Friedman (incorporated by reference to Exhibit 10.2 to Form 8-K for event occurring November 24, 1998).

10.2                       Stock Option Agreement dated December 17, 1998, (but effective November 24, 1998) by and between Tarragon Realty Investors, Inc., and Lucy N. Friedman (incorporated by reference to Exhibit 10.3 to Form 8-K for event occurring November 24, 1998).

10.3                       Employment Agreement dated December 17, 1998, (but effective November 24, 1998) by and between Tarragon Realty Investors, Inc., and William S. Friedman (incorporated by reference to Exhibit 10.4 to Form 8-K for event occurring November 24, 1998).

10.4                       Stock Option Agreement dated December 17, 1998, (but effective November 24, 1998) by and between Tarragon Realty Investors, Inc., and William S. Friedman (incorporated by reference to Exhibit 10.5 to Form 8-K for event occurring November 24, 1998).

21.0 *                     Subsidiaries of the Registrant.

27.0 *                     Financial Data Schedule.

* Filed herewith