Form 10-Q
period 1999-03-31
TARRAGON REALTY INVESTORS INC
filed 1999-05-17
CIK 1038217

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q



(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended MARCH 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

 For the transition period from......................to........................

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


              3100 Monticello Avenue, Suite 200, Dallas, TX 75205
              ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)

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


Common Stock, $.01 per value                                8,393,850
----------------------------                       ----------------------------
        (Class)                                    (Outstanding at May 6, 1999)

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements for the period ended March 31, 1999, have not been audited by independent certified public accountants, but, in the opinion of management of Tarragon Realty Investors, Inc. (the "Company"), all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of consolidated financial position, consolidated results of operations, and consolidated cash flows at the dates and for the periods indicated have been included.

                        TARRAGON REALTY INVESTORS, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                  (Unaudited)


                                                                      March 31,       December 31,
                                                                      ---------       ------------
                                                                        1999              1998
                                                                        ----              ----

                                Assets
                                ------
 Real estate held for sale (net of accumulated depreciation of
   $19,266 in 1999 and $20,884 in 1998) ......................       $  66,476         $  79,801
 Less - allowance for estimated losses .......................          (1,194)           (1,194)
                                                                     ---------         ---------
                                                                        65,282            78,607
 Real estate held for investment (net of accumulated
   depreciation of $35,793 in 1999 and $31,718 in 1998) ......         228,207           215,368
 Investments in and advances to partnerships .................          40,150            37,356
 Cash and cash equivalents ...................................           1,765             2,442
 Restricted cash .............................................           7,411             7,368
 Other assets, net ...........................................          15,117            15,919
                                                                     ---------         ---------
                                                                     $ 357,932         $ 357,060
                                                                     =========         =========
                 Liabilities and Shareholders' Equity
                 ------------------------------------

 Liabilities
 Notes, debentures, and interest payable (including $6,953
   in 1999 and $5,891 in 1998 due to affiliates) .............       $ 269,684         $ 263,361
 Other liabilities ...........................................          14,440            17,014
                                                                     ---------         ---------
                                                                       284,124           280,375
 Commitments and contingencies ...............................

 Shareholders' equity
 Common stock, $.01 par value; authorized
   shares, 20,000,000; shares outstanding, 8,394,236
   in 1999 and 8,467,260 in 1998 (after deducting 2,504,884
   shares in 1999 and 2,418,384 shares in
   1998 held in treasury) ....................................              84                85
 Special stock, $.01 par value; authorized shares,
   10,000,000; shares outstanding, none ......................              --                --
 Paid-in capital .............................................         304,223           305,098
 Accumulated dividends in excess of accumulated earnings .....        (230,412)         (228,408)
 Accumulated other comprehensive income (loss) ...............             (87)              (90)
                                                                     ---------         ---------
                                                                        73,808            76,685
                                                                     ---------         ---------
                                                                     $ 357,932         $ 357,060
                                                                     =========         =========



              The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                        TARRAGON REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)
                                  (Unaudited)



                                                                                For the Three Months
                                                                                   Ended  March 31,
                                                                          -------------------------------
                                                                               1999                1998
                                                                          -----------         -----------

 Revenue
    Rentals ......................................................        $    18,223         $    13,861
    Interest .....................................................                 37                 215
    Management fees ..............................................                119                  --
    Equity in income (loss) of partnerships ......................               (507)                180
                                                                          -----------         -----------
                                                                               17,872              14,256
 Expenses
    Property operations ..........................................              9,186               7,406
    Interest .....................................................              5,143               3,732
    Depreciation .................................................              2,494               2,100
    Advisory fee to affiliate ....................................                 --                 432
    General and administrative ...................................              2,506                 572
                                                                          -----------         -----------
                                                                               19,329              14,242
                                                                          -----------         -----------
 Income (loss) before gain on sale of real estate, gain on sale
   of investments, and extraordinary items .......................             (1,457)                 14
 Gain on sale of real estate .....................................                338                  --
 Gain on sale of investments .....................................                 --                 117
                                                                          -----------         -----------
 Income (loss) from continuing operations ........................             (1,119)                131
 Extraordinary items .............................................                 (4)               (262)
                                                                          -----------         -----------
 Net (loss) ......................................................        $    (1,123)        $      (131)
                                                                          ===========         ===========

 Other comprehensive income (loss):
    Unrealized gains (losses) on marketable equity securities ....                  3                 (33)
    Realized gains on marketable equity securities ...............                 --                (117)
                                                                          -----------         -----------
 Net income (loss) recognized in other comprehensive income
    (loss) .......................................................                  3                (150)
                                                                          -----------         -----------
 Comprehensive (loss) ............................................        $    (1,120)        $      (281)
                                                                          ===========         ===========

 Earnings per share - basic and diluted
 Income (loss) from continuing operations ........................        $      (.13)        $       .02
 Extraordinary items .............................................                 --                (.04)
                                                                          -----------         -----------
 Net (loss) ......................................................        $      (.13)        $      (.02)
                                                                          ===========         ===========

 Weighted average shares of common stock
    used in computing earnings per share .........................          8,420,740           7,651,094
                                                                          ===========         ===========

 Weighted average shares of common stock used in
    computing earnings per share - assuming dilution .............          8,420,740           7,651,094
                                                                          ===========         ===========

              The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                        TARRAGON REALTY INVESTORS, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (Dollars in thousands)
                                  (Unaudited)


                                                                                    Accumulated
                                                                                     Dividends       Accumulated
                                          Common Stock                              in Excess of        Other
                                    --------------------------       Paid-in        Accumulated     Comprehensive     Shareholders'
                                       Shares         Amount         Capital          Earnings       Income (Loss)       Equity
                                    ----------      ----------      ----------      ----------      --------------    -------------

 Balance, December 31, 1998 ...      8,467,260      $       85      $  305,098      $ (228,408)     $      (90)     $   76,685


 Repurchase of shares
   of common stock ............        (86,500)             (1)           (975)             --              --            (976)


 Cash dividends
   ($.105 per share) ..........             --              --              --            (881)             --            (881)


 Stock options exercised ......         13,476              --             100              --              --             100

 Net income recognized in
   other comprehensive
   income (loss) ..............             --              --              --              --               3               3

 Net loss .....................             --              --              --          (1,123)             --          (1,123)
                                    ----------      ----------      ----------      ----------      ----------      ----------

 Balance, March  31, 1999 .....      8,394,236      $       84      $  304,223      $ (230,412)     $      (87)     $   73,808
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

                        TARRAGON REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)


                                                             For the Three Months
                                                               Ended March 31,
                                                           -----------------------
                                                             1999          1998
                                                           ---------     ---------

Cash Flows from Operating Activities
   Rentals collected .................................     $ 18,591      $ 14,096
   Interest collected ................................           31            57
   Interest paid .....................................       (4,684)       (3,505)
   Payments for property operations ..................      (10,297)       (8,163)
   General and administrative expenses paid ..........       (2,857)         (655)
   Advisory fee paid to affiliate ....................           --          (447)
   Deferred borrowing costs paid .....................         (204)         (469)
                                                           --------      --------

      Net cash provided by operating activities ......          580           914

 Cash Flows from Investing Activities
   Proceeds from sale of real estate .................          557            --
   Real estate improvements ..........................       (2,126)       (2,671)
   Note receivable collections .......................           63            57
   Earnest money deposits received (paid), net .......         (152)          135
   Net contributions and advances to partnerships ....       (3,327)       (6,393)
   Proceeds from sale of marketable equity
      securities......................................           --           417
                                                           --------      --------

      Net cash (used in) investing activities ........       (4,985)       (8,455)

 Cash Flows from Financing Activities
   Proceeds from borrowings ..........................       10,130        15,142
   Payments of mortgage notes payable ................       (4,957)       (9,501)
   Advances from affiliates ..........................        1,118            --
   Margin account repayments, net ....................         (714)           (6)
   Replacement escrow deposits, net ..................           (5)          (62)
   Repurchase of shares of common stock ..............         (976)         (125)
   Proceeds from the exercise of stock options .......           52            --
   Dividends to shareholders .........................         (920)         (748)
                                                           --------      --------

      Net cash provided by financing activities ......        3,728         4,700
                                                           --------      --------

 Net (decrease) in cash and cash equivalents .........         (677)       (2,841)

 Cash and cash equivalents, beginning of period ......        2,442         4,262
                                                           --------      --------

 Cash and cash equivalents, end of period ............     $  1,765      $  1,421
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

                        TARRAGON REALTY INVESTORS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in thousands)
                                  (Unaudited)


                                                                                  For the Three Months
                                                                                    Ended  March 31,
                                                                                 -----------------------
                                                                                   1999            1998
                                                                                 -------         -------

Reconciliation of net (loss) to net cash provided by operating activities:
   Net (loss) ...........................................................        $(1,123)        $  (131)
   Extraordinary items ..................................................              4             262
   Gain on sale of investments ..........................................             --            (117)
   Gain on sale of real estate ..........................................           (338)             --
   Depreciation and amortization ........................................          3,114           2,379
   Equity in (income) loss of partnerships ..............................            507            (180)
   Interest on advances to partnerships .................................             --            (158)
   Non-cash compensation related to stock options exercised .............             37              --
   Changes in other assets and liabilities, net of effects of noncash investing and financing activities
        Decrease in interest receivable .................................              1              --
        (Increase) in other assets ......................................           (623)         (1,560)
         Increase (decrease) in other liabilities .......................         (1,074)            407
         Increase in interest payable ...................................             75              12
                                                                                 -------         -------

 Net cash provided by operating activities ..............................        $   580         $   914
                                                                                 =======         =======

 SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

 Assets disposed of and liabilities released in connection
 with the sale of real estate:
      Real estate .......................................................        $   199         $    --
      Other liabilities .................................................             20              --
      Gain on sale ......................................................            338              --
                                                                                 -------         -------
          Cash received .................................................        $   557         $    --
                                                                                 =======         =======





              The accompanying notes are an integral part of these
                       Consolidated Financial Statements

                        TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Dollar amounts in tables are in thousands.

Effective November 23, 1998, National Income Realty Trust ("NIRT") incorporated as a California corporation and on November 24, 1998, merged with and into the Company, with the Company as the survivor. Pursuant to the terms of the Agreement and Plan of Merger entered into by the Company and NIRT, each share of beneficial interest of NIRT was converted into 1.97 shares of the Company's common stock. As a result, the shareholders of NIRT became the owners of 85% of the Company's common stock.

FOR ACCOUNTING PURPOSES, THE MERGER IS TREATED AS A REVERSE ACQUISITION OF THE COMPANY BY NIRT USING THE PURCHASE METHOD OF ACCOUNTING, AND HISTORICAL BALANCES AND OPERATIONS OF THE COMPANY FOUND IN THIS FORM 10-Q ARE THOSE OF NIRT. SHARE AND PER SHARE INFORMATION HAS BEEN RESTATED RETROACTIVELY TO GIVE EFFECT TO THE 1.97 TO 1 EXCHANGE RATIO IN THE MERGER. REFERENCES TO THE COMPANY IN RELATION TO DATES PRIOR TO NOVEMBER 24, 1998, ARE INTENDED TO INCLUDE BOTH OF THE COMPANY'S PREDECESSORS, NIRT AND VINLAND PROPERTY TRUST.

Immediately following the merger, the Company acquired Tarragon Realty Advisors, Inc. ("TRA"), the Company's advisor since March 1, 1994, and NIRT's advisor since April 1, 1994, from William S. Friedman and his wife, Lucy N. Friedman, for 100,000 shares of the Company's common stock and options to acquire 350,000 additional shares of the Company's common stock at prices ranging between $13 and $16 per share. William S. Friedman is the President, Chief Executive Officer, and a Director of the Company and also served as President, Chief Executive Officer, and a Trustee of NIRT and as Director and Chief Executive Officer of TRA. The Friedman family owns approximately 34% of the outstanding shares of common stock of the Company. In addition to the options to acquire 350,000 shares received in connection with the Company's purchase of TRA discussed above, Mr. Friedman also holds options to acquire 450,000 shares of the Company's common stock at prices ranging between $12 and $15 per share.

NOTE 2.  REAL ESTATE

In the first quarter of 1999, the Company sold a portion of the University Center parking lot for $575,000. The Company received net cash proceeds of $557,000 and recognized a gain of $338,000 in connection with this sale.

In March 1999, the Company removed from consideration for sale four apartment properties with an aggregate 740 units and an aggregate net carrying value of $13.3 million. These properties are included in "Real estate held for investment" in the accompanying March 31, 1999, Consolidated Balance Sheet. The Company made the decision not to pursue selling these properties due to the availability of favorable long term fixed rate financing.

                        TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 3.  INVESTMENTS IN PARTNERSHIPS

Investments in partnerships, accounted for using the equity method, consisted of the following at March 31, 1999:

 801 Pennsylvania Avenue .....................        $    --
 Ansonia Apartments, L.P. ....................         14,516
 Antelope Pines Estates, L.P. ................            337
 Danforth National Apartments, Ltd. ..........          2,164
 Larchmont Associates, L.P. ..................          1,909
 National Omni Associates, L.P. ..............          5,809
 Orange National Partners, Ltd. ..............          4,091
 RI Panama City, Ltd. ........................          1,385
 RI Windsor, Ltd. ............................          2,838
 Sacramento Nine .............................            615
 Tarragon Huntsville Apartments, L.L.C .......            688
 Tarragon Savannah, L.P. .....................          2,895
 Tarragon Stoneybrook Apartments, L.L.C ......          2,350
 Woodcreek Garden Apartments, L.P. ...........            553
                                                      -------
                                                      $40,150
                                                      =======

Set forth below are summarized financial data for these partnerships as of and for the three months ended March 31, 1999 (unaudited):


March 31, 1999
                                             Ansonia         Danforth           Omni           Windsor
                                            --------         --------         -------         ---------

 Real estate .......................        $ 71,010         $ 15,949         $ 32,664         $ 18,688
 Accumulated depreciation ..........          (1,054)            (284)            (790)            (486)
 Other assets ......................           1,879              304              995              134
 Notes and interest payable ........         (55,324)         (13,535)         (26,050)         (15,962)
 Other liabilities .................          (1,995)          (3,648)          (1,010)          (3,790)
                                            --------         --------         --------         --------
 Partners' capital (deficit) .......        $ 14,516         $ (1,214)        $  5,809         $ (1,416)
                                            ========         ========         ========         ========

 The Company's proportionate
    share of capital (deficit) .....        $ 14,516         $   (978)        $  5,809         $   (708)
 Advances ..........................              --            3,142               --            3,546
                                            --------         --------         --------         --------
 Investments in and advances to
    partnerships ...................        $ 14,516         $  2,164         $  5,809         $  2,838
                                            ========         ========         ========         ========

 Three months ended March 31, 1999

 Rental revenue ....................        $  2,852         $    397         $  1,130         $    555
 Property operating expenses .......          (1,547)            (229)            (636)            (256)
 Interest expense ..................            (940)            (359)            (514)            (378)
 Depreciation expense ..............            (379)             (89)            (176)             (99)
                                            --------         --------         --------         --------
 Net income (loss) .................        $    (14)        $   (280)        $   (196)        $   (178)
                                            ========         ========         ========         ========
 Equity in income (loss) of
    partnerships ...................        $    (14)        $   (224)        $   (196)        $    (89)
                                            ========         ========         ========         ========





March 31, 1999
                                              Other       Construction/
                                            Operating        Lease-Up          Other            Total
                                            --------         --------         -------         ---------

 Real estate .......................        $ 54,362         $ 40,050         $ 3,038         $ 235,761
 Accumulated depreciation ..........          (3,890)            (370)             --            (6,874)
 Other assets ......................           1,688              521              --             5,521
 Notes and interest payable ........         (39,461)         (31,037)             --          (181,369)
 Other liabilities .................          (3,503)          (9,457)         (3,028)          (26,431)
                                            --------         --------         -------         ---------
 Partners' capital (deficit) .......        $  9,196         $   (293)        $    10         $  26,608
                                            ========         ========         =======         =========

 The Company's proportionate
     share of capital (deficit) ....        $    975         $     51         $    10         $  19,675
 Advances ..........................           2,440            8,319           3,028            20,475
                                            --------         --------         -------         ---------
 Investments in and advances to
     partnerships ..................        $  3,415         $  8,370         $ 3,038         $  40,150
                                            ========         ========         =======         =========

 Three months ended March 31, 1999

 Rental revenue ....................        $  2,262         $    744         $    --         $   7,940
 Property operating expenses .......          (1,145)            (404)             --            (4,217)
 Interest expense ..................            (673)            (518)             --            (3,382)
 Depreciation expense ..............            (347)            (142)             --            (1,232)
                                            --------         --------         -------         ---------
 Net income (loss) of ..............        $     97         $   (320)        $    --         $    (891)
                                            ========         ========         =======         =========
 Equity in income (loss) of
     partnerships ..................        $    177         $   (161)        $    --         $    (507)
                                            ========         ========         =======         =========



"Other Operating" includes 801 Pennsylvania Avenue, Antelope Pines, Larchmont, Sacramento Nine, and Woodcreek Garden. "Construction/Lease-Up" includes Orange National, RI Panama City, and Tarragon Savannah. "Other" includes Tarragon Huntsville and Tarragon Stoneybrook.

                        TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 4. INVESTMENTS IN MARKETABLE EQUITY SECURITIES

In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," investments in marketable equity securities are carried at fair value. These investments are included in "Other assets" in the accompanying Consolidated Balance Sheets. These investments are considered available for sale, and unrealized holding gains and losses are included in other comprehensive income (loss). During the first quarter of 1999, unrealized gains of $3,000 were incurred.

NOTE 5.  NOTES AND INTEREST PAYABLE

During the first quarter of 1999, the Company closed separate mortgage loans secured by three properties totaling $10.1 million. After the payoff of $4.2 million in existing debt, establishing escrows for taxes, insurance, and repairs, and closing costs, the Company received net cash proceeds of $5.6 million. Additionally, the Company and the lender agreed to extend the maturity date of a $1.6 million loan secured by The Vintage at Legacy Lakes, originally scheduled to mature in March 1999, to June 1999.

Also during the first quarter of 1999, the Company received additional advances of $1.1 million from William S. Friedman, President, Chief Executive Officer, and Director of the Company, or affiliates of his, pursuant to a two year line of credit arrangement. Advances under the line credit, totaling $7 million as of March 31, 1999, bear interest at LIBOR plus 1% per annum and are payable in January 2001.

NOTE 6.  EARNINGS PER SHARE

Earnings per share have been computed based on the weighted average number of shares of common stock outstanding for the three month periods ended March 31, 1999 and 1998. The effect of stock options on weighted average shares of common stock outstanding - assuming dilution for the three month periods ended March 31, 1999 and 1998, is not reflected because their effect is anti-dilutive.

NOTE 7.  INCOME TAXES

No provision has been made for federal income taxes because the Company's management believes the Company has qualified as a Real Estate Investment Trust, as defined under Sections 856 through 860 of the Internal Revenue Code of 1986, and expects that it will continue to do so.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

The Company is a party to various claims and routine litigation arising in the ordinary course of business. Management of the Company does not believe that the results of these claims and litigation, individually or in the aggregate, will have a material adverse effect on its business, financial position, or results of operations.




                     [This space intentionally left blank]

                        TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 9.  SUBSEQUENT EVENTS

In April 1999, the Company obtained a $6 million line of credit secured by shares of the Company's common stock valued at no less than two times the outstanding balance of the line of credit, approximately 20% of which are owned by the Friedman family and the remainder of which are held in treasury. Advances under the line of credit bear interest at the 30-day LIBOR plus 1.75% per annum. Payment terms under the line of credit include monthly interest only, with the principal due at its maturity of October 1999. Under certain conditions, the Company may extend the maturity an additional 18 months. The Company received $2.2 million in net cash proceeds at closing of the transaction, after the payoff of two loans, which were also secured by shares of the Company's common stock. These loans included a $1.5 million note payable scheduled to mature in July 1999 and a $2.2 million note payable scheduled to mature in January 2000.

Also in April 1999, the Company sold its K-Mart Shopping Center in Thomasville, Georgia, for $1.6 million and The Phoenix Apartments, acquired in connection with the merger of the Company and NIRT in November 1998, for $2.7 million, recognizing gains totaling approximately $440,000. The Company received aggregate net cash proceeds of $2.9 million after the mortgage payoff for K-Mart and closing costs.

In May 1999, the Company sold One Turtle Creek Office Complex for $9.7 million, recognizing a gain of approximately $3.2 million based on a post-merger net carrying value of $5.9 million. This property was purchased by Vinland Property Trust in March 1992 and had a November 1998 pre-merger net carrying value of $4.1 million. The Company received net cash proceeds of $3.2 million after the mortgage payoff and closing costs.










                     [This space intentionally left blank]

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

FOR ACCOUNTING PURPOSES THE MERGER WAS TREATED AS A REVERSE ACQUISITION OF THE COMPANY BY NIRT USING THE PURCHASE METHOD OF ACCOUNTING, AND RESULTS OF OPERATIONS AND CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 1998, OF THE COMPANY FOUND IN THIS FORM 10-Q ARE THOSE OF NIRT. SHARE AND PER SHARE INFORMATION HAS BEEN RESTATED RETROACTIVELY TO GIVE EFFECT TO THE 1.97 TO 1 EXCHANGE RATIO IN THE MERGER. REFERENCES TO THE COMPANY IN RELATION TO DATES PRIOR TO NOVEMBER 24, 1998, ARE INTENDED TO INCLUDE BOTH OF THE COMPANY'S PREDECESSORS, NIRT AND VINLAND.

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

At March 31, 1999, the Company's directly-owned real estate portfolio was comprised of 78 properties (21 held for sale) located throughout the United States, with concentrations in the Southeast and Southwest. These properties include 51 apartment complexes, 14 shopping centers, four office buildings, one office park, one combination office building and shopping center, one combination office/retail/medical facility, five parcels of land, and one single-family residence.

In 1997, the Company began a program of acquiring and developing income producing real estate, primarily apartment communities, through joint ventures. At March 31, 1999, the Company held interests in 14 joint ventures or partnerships accounted for using the equity method. Through its investments in these entities, the Company has ownership interests in 21 apartment communities, three of which are under construction and one on which construction is expected to begin in mid-1999, and three office buildings.

All of the Company's directly-owned real estate, except for ten properties, and all properties held in joint ventures, are encumbered by mortgages. In the past, the Company held mortgage loans, but such loans are now made only in connection with, and to facilitate, the sale or acquisition of real estate. As a result of the payoff of existing mortgages, the portfolio of loans has declined so that it is no longer a significant part of the Company's operations.

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

Liquidity and Capital Resources

Cash and cash equivalents aggregated $1.8 million at March 31, 1999, compared to $2.4 million at December 31, 1998. The Company's principal sources of cash have been property operations and external sources, such as property sales and refinancings. The Company expects these sources will continue to be sufficient to meet projected cash requirements, including debt service obligations, property maintenance and improvements, and continuation of regular dividends.

In January 1999, the Company sold a portion of the University Center parking lot, receiving net cash proceeds of $557,000.

The Company invested $2.1 million in capital improvements to its properties during the first quarter of 1999, including $1.1 million of construction costs for The Vintage at Legacy Lakes. The Company expects to spend $21.6 million on construction of this property during the remainder of 1999 and 2000, $20.9 million of which should be funded by the construction loan. The Company anticipates spending an additional $8 million for capital improvements to its other properties during the remainder of 1999.

During the first quarter of 1999, the Company made net contributions and advances totaling $3.3 million to partnerships accounted for using the equity method. The bulk of these funds went to Tarragon Stoneybrook Apartments, L.L.C., and Ansonia Apartments, L.P. Tarragon Stoneybrook is constructing a luxury apartment

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

community in Orlando, Florida. The Company plans to fund an additional $3.3 million of development costs, and a construction loan is expected to fund the remaining costs. The advances to Ansonia were used for major renovations to four of its properties. The Company expects to fund an additional $500,000 for these capital improvements during the remainder of 1999.

During the first quarter of 1999, the Company obtained first mortgage financing totaling $10.1 million and received net cash proceeds of $5.6 million after the payoff of existing debt of $4.2 million, funding escrows, and paying associated closing costs. The Company made other principal payments totaling $757,000 during the three months ended March 31, 1999. Principal payments of $15 million, including balloon payments of $12.9 million, are due during the remainder of 1999. The Company intends to either pay off the maturing mortgages or extend the due dates while seeking to obtain long term refinancing. While management is confident of its ability to acquire financing as needed, there is no assurance that the Company will continue to be successful in its efforts in this regard.

During the three months ended March 31, 1999, the Company received additional advances of $1.1 million from William S. Friedman, President, Chief Executive Officer, and Director of the Company, or affiliates of his, under a two year line of credit arrangement.

During the three months ended March 31, 1999, the Company repurchased 86,500 of its shares of common stock at a total cost of $976,000. In September 1998 and March 1999, the Board of Directors authorized the Company to repurchase up to an aggregate 620,000 shares of its common stock, of which 160,960 had been purchased as of March 31, 1999.

Cash dividends to shareholders totaling $881,000, or $0.105 per share, were declared by the Board in March 1999 and paid in May 1999. The Company has paid regular quarterly cash distributions since September 1993.

Results of Operations

The Company reported a net loss of $1.1 million for the three months ended March 31, 1999, compared to a net loss of $131,000 for the three months ended March 31, 1998. The components of the change in results of operations are discussed in the following paragraphs.

Net rental income (rental revenue less property operating expenses) increased from $6.5 million for the three months ended March 31, 1998, to $9 million for the corresponding period in 1999.

   Multifamily Properties

   The Company's multifamily portfolio, which accounted for 93% of the Company's real estate and included 9,588 operating units at March 31, 1999, reported an increase in net rental income of $1.4 million, or 27%, for the three months ended March 31, 1999, compared to the corresponding period in 1998. $1.1 million of this increase resulted from properties acquired in 1998. A decrease of $59,000 resulted from the sale of Spring Pines Apartments in December 1998. The remainder of the increase comes from higher rents and decreased vacancy losses for multifamily properties held in both years, as well as from the elimination of management fees on most of the Company's multifamily properties in connection with the Company's

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

   Multifamily Properties (Continued)

   acquisition of TRA in November 1998. Overall, physical occupancy levels have increased for multifamily properties held in both years.

   Commercial Properties

   The Company's commercial portfolio included 1.9 million square feet at March 31, 1999. The commercial properties reported an overall increase in net rental income of $628,000. An increase of $527,000 resulted from properties acquired in 1998. A decrease of $47,000 resulted from the sale of Mountain View Shopping Center in April 1998. The remainder of the increase comes from decreased vacancy and other rental losses for commercial properties held in both years. Overall, physical occupancy levels have increased for commercial properties held in both years.

Equity in earnings of partnerships decreased $687,000 for the three months ended March 31, 1999, compared to the corresponding period in 1998 substantially due to start-up losses at five properties still under construction or which just recently completed construction and higher operating expenses at 5600 Collins Avenue, the sole property of National Omni Associates.

Interest expense increased $1.4 million for the three months ended March 31, 1999, compared to the corresponding period in 1998. An increase of $657,000 resulted from the 1998 property acquisitions. In addition, long term and interim mortgage financing, including advances under line of credit facilities, obtained on properties held in both years increased mortgage loans by $40.5 million and the related interest expense by $802,000 for the same period. A decrease of $61,000 in interest expense resulted from the sale of two properties in 1998.

Depreciation expense increased $394,000 for the three months ended March 31, 1999, compared to the corresponding period in 1998 primarily due to the properties acquired in 1998.

In connection with the Company's acquisition of TRA in November 1998, the Company no longer pays advisory fees. Through November 24, 1998, the advisory fee was an incentive fee of 16% of adjusted funds from operations, as defined in the advisory agreement. See "Funds from Operations" below for the calculation and definition of funds from operations.

General and administrative expenses increased $1.9 million for the three months ended March 31, 1999, compared to the corresponding period in 1998. A significant portion of the increase is due to the Company paying all costs previously borne by TRA in lieu of paying advisory, property management, acquisition, and refinancing fees subsequent to the Company's acquisition of TRA.

During the first quarter of 1999, the Company recognized a gain of $338,000 relating to the sale of a portion of University Center.

During the first quarter of 1998, the Company recognized gains totaling $117,000 on the sale of investments in marketable equitable securities.

Also, the Company recognized extraordinary expenses resulting from prepayment penalties and the write-off of deferred financing expenses associated with certain refinancings of $4,000 during the three months ended March 31, 1999, and $262,000 during the three months ended March 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Funds from Operations

The following information should be read in conjunction with all of the financial statements and notes thereto included elsewhere in this report and with the discussion set forth above in "Liquidity and Capital Resources" and "Results of Operations."

Funds from operations ("FFO") for the three month periods ended March 31, 1999 and 1998, are as follows (unaudited) (dollars in thousands):


                                                                     For the Three Months
                                                                       Ended  March 31,
                                                                    -----------------------
                                                                      1999           1998
                                                                    ---------     ---------

 Net (loss) ................................................        $(1,123)        $  (131)
 Extraordinary loss ........................................              4             262
 Gain on sale of real estate ...............................           (338)             --
 Depreciation and amortization of real estate assets .......          2,554           2,159
 Depreciation and amortization of real estate assets of
    partnerships ...........................................            843             158
                                                                    -------         -------

 Funds from operations .....................................        $ 1,940         $ 2,448
                                                                    =======         =======


The Company generally considers FFO to be an appropriate measure of the performance of an equity real estate investment trust ("REIT"). FFO, as defined by the National Association of Real Estate Investment Trusts, equals net income
(loss), computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. The amortization of deferred financing costs is not added back to net income (loss) in the Company's calculation. This treatment is consistent with the Company's historical calculation of FFO. The Company believes that FFO is useful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, investing activities, and financing activities, it provides investors an understanding of the ability of the Company to incur and service debt and to make capital expenditures. The Company believes that in order to facilitate a clear understanding of its operating results, FFO should be examined in conjunction with net income (loss) as presented in the financial statements included elsewhere in this report. FFO does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indication of the Company's operating performance or to cash flow as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs and cash distributions. The Company's calculation of FFO may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to such other REITs.

Included in FFO for the three months ended March 31, 1998, are gains totaling $117,000 resulting from the Company's sale of investments in marketable equity securities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Allowance for Estimated Losses and Provisions for Losses

The Company's management periodically reviews the carrying values of the Company's properties held for sale. Generally accepted accounting principles require that the carrying value of a property held for sale cannot exceed the lower of its cost or its estimated fair value less costs to sell. In those instances in which estimates of fair value less costs to sell of the Company's properties held for sale are less than the carrying values thereof at the time of evaluation, an allowance for loss is provided by a charge against operations. The review of properties held for sale generally includes selective site inspections, a review of the property's current rents compared to market rents, a review of the property's expenses, a review of maintenance requirements, discussions with the property manager, and a review of the surrounding area. Future reviews could cause the Company's management to adjust current estimates of fair value.

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

Tax Matters

As more fully discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, the Company has elected and, in the opinion of the Company's management, qualified to be taxed as a REIT, as defined under Sections 856 through 860 of the Internal Revenue Code of 1986. A REIT is required to distribute at least 95% of its REIT taxable income, plus 95% of its net income from foreclosure property, as defined in Section 857 of the Internal Revenue Code of 1986, on an annual basis to shareholders.

Impact of Year 2000 Issues

The Year 2000 Issue is the result of electronic devices storing the applicable year as a two-digit field rather than four. Consequently, any computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, process invoices, or engage in similar normal business activities. Following is a discussion of the status of the Company's assessment of its exposure to Year 2000 Issues.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Impact of Year 2000 Issues (Continued)

   State of Readiness

   With regard to the Company's Information Technology Systems, certain computer equipment and software were found not to be Year 2000 compliant. The Company has begun to replace the computer equipment with Year 2000 compliant equipment and to upgrade the software to Year 2000 compliant versions. These upgrades were planned regardless of Year 2000 Issues, but they were accelerated in order to ensure compliance. These upgrades are on schedule to be completed by August 1999. With regard to embedded technology issues, such as with elevators in commercial buildings, sprinkler systems, security gates, and security alarms, the Company is currently assessing the potential risks. The Company believes that such risks will not materially affect the Company's business.

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

   Costs to Address Year 2000 Issues

   To date, the Company has expended approximately $20,000 for replacing noncompliant hardware and approximately $40,000 for accounting software conversion, including consulting fees. Some of these costs represent the Company's allocation of expenditures incurred by TRA prior to the Company's acquisition of TRA. The Company is also upgrading the accounting/management software at its properties. This upgraded property software is being provided free of charge by the software manufacturer. Expected remaining costs are $36,000 for software conversion, including consulting fees, and $10,000 for additional hardware.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

At March 31, 1999, the Company had approximately $97.1 million of variable rate debt. Based upon this balance of variable rate debt, if the indexes upon which these rates are based, primarily the 30-day LIBOR, increased 100 basis points, the Company's earnings and cash flows would decrease by $971,000. Conversely, if interest rates decreased by 100 basis points, the Company's earnings and cash flows would increase by $971,000.

The estimated fair value of the Company's variable rate debt at March 31, 1999, is $98.1 million. A 100 basis point increase in interest rates would result in a $1.4 million decrease in the fair value of the Company's variable rate debt, and a 100 basis point decrease in interest rates would result in a $1.4 million increase in the fair value of the Company's variable rate debt.

The Company has entered into reverse repurchase agreements with an investment bank for three mortgage-backed securities ("MBSs") secured separately by mortgages on three of the Company's properties. Increases in market interest rates generally cause decreases in the value of the MBSs, requiring the Company to deposit additional funds with the investment bank (assuming no change in the investment bank's margin requirements). Decreases in market interest rates generally cause increases in the value of the MBSs, resulting in the release of margin funds to the Company by the investment bank (assuming no change in the investment bank's margin requirements). Additionally, the repurchase price bears interest at a variable rate based on LIBOR. An increase in interest rates of 100 basis points would result in a decrease of $214,000 in the Company's earnings and a decrease of $1.2 million in the Company's cash flow. A 100 basis point decrease in interest rates would result in an increase of $216,000 in the Company's earnings and an increase of $1.1 million in the Company's cash flow.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)    Exhibits:

         Exhibit 27.0      Financial Data Schedule.

  (b)    Reports on Form 8-K:

         None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       TARRAGON REALTY INVESTORS, INC.


Date:  May 17, 1999                    By: /s/ William S. Friedman
       ---------------                     -----------------------------------
                                           William S. Friedman
                                           President, Chief Executive
                                           Officer, and Director





Date:  May 17, 1999                    By: /s/ Erin D. Davis
       ---------------                     -----------------------------------
                                           Erin D. Davis
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)

                        TARRAGON REALTY INVESTORS, INC.
                               INDEX TO EXHIBITS



EXHIBIT 27.0                 Financial Data Schedule