Form 10-Q
period 1999-06-30
TARRAGON REALTY INVESTORS INC
filed 1999-08-16
CIK 1038217

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from .............. to ..............

                         Commission File Number 0-9211

                        TARRAGON REALTY INVESTORS, INC.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Nevada                                        94-2432628
-------------------------------              ----------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)


         280 Park Avenue, East Building, 20th Floor, New York, NY 10017
         --------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                 (212) 949-5000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


      Common Stock, $.01 par value                              8,128,554
-------------------------------------------           -------------------------------
                (Class)                               (Outstanding at August 2, 1999)

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements for the period ended June 30, 1999, have not been audited by independent certified public accountants, but, in the opinion of management of Tarragon Realty Investors, Inc. (the "Company"), all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of consolidated financial position, consolidated results of operations, and consolidated cash flows at the dates and for the periods indicated have been included.

                        TARRAGON REALTY INVESTORS, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                June 30,       December 31,
                                                                               ----------      ------------
                                                                                  1999             1998
                                                                               ----------       ----------
                            Assets
Real estate held for sale (net of accumulated depreciation
   of $26,353 in 1999 and $20,884 in 1998) .................................   $   59,027       $   79,801
Less - allowance for estimated losses ......................................       (1,194)          (1,194)
                                                                               ----------       ----------
                                                                                   57,833           78,607
Real estate held for investment (net of accumulated
   depreciation of $31,310 in 1999 and $31,718 in 1998) ....................      236,167          215,368
Investments in and advances to partnerships ................................       41,395           37,356
Cash and cash equivalents ..................................................        4,826            2,442
Restricted cash ............................................................        8,030            7,368
Other assets, net ..........................................................       15,301           15,919
                                                                               ----------       ----------
                                                                               $  363,552       $  357,060
                                                                               ==========       ==========
              Liabilities and Shareholders' Equity
Liabilities
Notes, debentures, and interest payable (including $4,536
   in 1999 and $5,891 in 1998 due to affiliates) ...........................   $  274,634       $  263,361
Other liabilities ..........................................................       15,712           17,014
                                                                               ----------       ----------
                                                                                  290,346          280,375
Commitments and contingencies ..............................................

Shareholders' equity
Common stock, $.01 par value; authorized shares, 20,000,000; shares outstanding, 8,180,345 in 1999 and 8,467,260 in 1998 (after deducting
   2,703,225 in 1999 and 2,418,384 in 1998
   held in treasury) .......................................................           82               85
Special stock, $.01 par value; authorized shares, 10,000,000;
   shares outstanding, none ................................................           --               --
Paid-in capital ............................................................      301,625          305,098
Accumulated dividends in excess of accumulated earnings ....................     (228,422)        (228,408)
Accumulated other comprehensive income (loss) ..............................          (79)             (90)
                                                                               ----------       ----------
                                                                                   73,206           76,685
                                                                               ----------       ----------
                                                                               $  363,552       $  357,060
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

                        TARRAGON REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)
                                  (Unaudited)


                                                  For the Three Months        For the Six Months
                                                     Ended June 30,              Ended June 30,
                                                 ----------------------      ----------------------
                                                   1999          1998         1999           1998
                                                 --------      --------      --------      --------

Revenue
   Rentals ....................................  $ 18,156      $ 13,924      $ 36,379      $ 27,785
   Interest ...................................       391           222           428           437
   Management fees ............................       135            --           254            --
   Equity in income (loss) of
     partnerships .............................        26           194          (481)          374
                                                 --------      --------      --------      --------
                                                   18,708        14,340        36,580        28,596
Expenses
   Property operations ........................     8,962         7,703        18,148        15,109
   Interest ...................................     5,373         3,894        10,516         7,626
   Depreciation ...............................     2,832         1,671         5,326         3,771
   Advisory fee to affiliate ..................        --           304            --           736
   General and administrative
     Corporate ................................     1,517           551         2,969         1,123
     Property .................................       805            --         1,859            --
                                                 --------      --------      --------      --------
                                                   19,489        14,123        38,818        28,365
                                                 --------      --------      --------      --------

Income (loss) before gain on sale of
   real estate, gain on sale of investments,
   gain on insurance settlement, litigation
   settlement, and extraordinary items ........      (781)          217        (2,238)          231
Gain on sale of real estate ...................     3,923         1,275         4,261         1,275
Gain on sale of investments ...................        --            --            --           117
Gain on insurance settlement ..................       231            --           231            --
Litigation settlement .........................      (350)           --          (350)           --
                                                 --------      --------      --------      --------
Income from continuing operations .............     3,023         1,492         1,904         1,623
Extraordinary items ...........................      (244)          (68)         (248)         (330)
                                                 --------      --------      --------      --------
Net income ....................................  $  2,779      $  1,424      $  1,656      $  1,293
                                                 ========      ========      ========      ========

Other comprehensive income (loss):
   Unrealized gains (losses) on
     marketable equity securities .............         8           (28)           11           (61)
   Realized gains on marketable
     equity securities ........................        --            --            --          (117)
                                                 --------      --------      --------      --------
Net income (loss) recognized in
   other comprehensive income (loss) ..........         8           (28)           11          (178)
                                                 --------      --------      --------      --------
Comprehensive income ..........................  $  2,787      $  1,396      $  1,667      $  1,115
                                                 ========      ========      ========      ========




              The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                        TARRAGON REALTY INVESTORS, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
                 (Dollars in thousands, except per share data)
                                  (Unaudited)


                                                 For the Three Months                  For the Six Months
                                                    Ended June 30,                        Ended June 30,
                                           --------------------------------      --------------------------------
                                               1999               1998               1999                1998
                                           -------------      -------------      -------------      -------------

Earnings per share
Income from continuing operations ......   $         .37      $         .20      $         .23      $         .21
Extraordinary items ....................            (.03)              (.01)              (.03)              (.04)
                                           -------------      -------------      -------------      -------------
Net income .............................   $         .34      $         .19      $         .20      $         .17
                                           =============      =============      =============      =============

Weighted average shares of
   common stock used in
   computing earnings per share ........       8,287,186          7,584,872          8,353,594          7,617,799
                                           =============      =============      =============      =============

Earnings per share - assuming dilution
Income from continuing operations ......   $         .36      $         .19      $         .23      $         .21
Extraordinary items ....................            (.03)              (.01)              (.03)              (.04)
                                           -------------      -------------      -------------      -------------
Net income .............................   $         .33      $         .18      $         .20      $         .17
                                           =============      =============      =============      =============

Weighted average shares of common
   stock used in computing earnings
   per share - assuming dilution .......       8,394,791          7,710,898          8,462,781          7,732,217
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

                        TARRAGON REALTY INVESTORS, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (Dollars in thousands)
                                  (Unaudited)



                                                                              Accumulated
                                                                               Dividends      Accumulated
                                     Common Stock                             in Excess of       Other
                               --------------------------       Paid-in       Accumulated     Comprehensive   Shareholders'
                                 Shares          Amount         Capital         Earnings      Income (Loss)      Equity
                               ----------      ----------      ----------     ------------    -------------   -------------


Balance, December 31, 1998      8,467,260      $       85      $  305,098      $ (228,408)     $      (90)     $   76,685


Repurchase of shares
  of common stock ........       (302,141)             (3)         (3,582)             --              --          (3,585)

Cash dividends
  ($.21 per share) .......             --              --              --          (1,670)             --          (1,670)


Stock options exercised ..         15,226              --             109              --              --             109

Net income recognized in
 other comprehensive
  income (loss) ..........             --              --              --              --              11              11

Net income ...............             --              --              --           1,656              --           1,656
                               ----------      ----------      ----------      ----------      ----------      ----------

Balance, June 30, 1999 ...      8,180,345      $       82      $  301,625      $ (228,422)     $      (79)     $   73,206
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

                        TARRAGON REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)


                                                                        For the Six Months
                                                                           Ended June 30,
                                                                   -----------------------------
                                                                      1999                1998
                                                                   ----------         ----------

Cash Flows from Operating Activities
   Rentals collected ............................................  $   36,744         $   27,598
   Interest collected ...........................................          70                101
   Interest paid ................................................      (9,580)            (7,164)
   Payments for property operations .............................     (18,252)           (15,883)
   General and administrative expenses paid .....................      (6,463)            (1,161)
   Advisory fee paid to affiliate ...............................          --               (658)
   Organizational costs paid ....................................          --               (153)
   Deferred financing costs paid ................................        (528)            (1,415)
                                                                   ----------         ----------
     Net cash provided by operating activities ..................       1,991              1,265

Cash Flows from Investing Activities
   Acquisition of real estate ...................................      (1,674)            (3,807)
   Proceeds from the sale of real estate ........................       6,489                972
   Real estate improvements .....................................      (5,119)            (6,251)
   Earnest money deposits paid ..................................        (337)              (403)
   Note receivable collections ..................................          76                127
   Investments in marketable equity securities ..................          --                (81)
   Proceeds from sale of marketable equity securities ...........          --                417
   Net contributions and advances to partnerships ...............      (5,966)           (12,732)
                                                                   ----------         ----------
     Net cash (used in) investing activities ....................      (6,531)           (21,758)

Cash Flows from Financing Activities
   Proceeds from borrowings .....................................      23,143             37,892
   Payments of mortgage notes payable ...........................     (10,197)           (17,429)
   Advances (repayments of advances) from affiliates, net .......      (1,518)             1,316
   Margin account borrowings (repayments), net ..................      (1,101)               843
   Replacement escrow deposits, net .............................         (13)              (791)
   Distribution from partnership's financing activities .........       1,771              3,758
   Repurchase of shares of common stock .........................      (3,585)            (1,108)
   Proceeds from the exercise of stock options ..................          64                 --
   Dividends to shareholders ....................................      (1,640)            (1,884)
                                                                   ----------         ----------
     Net cash provided by financing activities ..................       6,924             22,597
                                                                   ----------         ----------

Net increase in cash and cash equivalents .......................       2,384              2,104

Cash and cash equivalents, beginning of period ..................       2,442              4,262
                                                                   ----------         ----------

Cash and cash equivalents, end of period ........................  $    4,826         $    6,366
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

                        TARRAGON REALTY INVESTORS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                             For the Six Months
                                                                                                Ended June 30,
                                                                                         -----------------------------
                                                                                            1999              1998
                                                                                         ----------         ----------

Reconciliation of net income to net cash
  provided by operating activities:
   Net income ........................................................................   $    1,656         $    1,293
   Extraordinary items ...............................................................          248                330
   Litigation settlement .............................................................          350                 --
   Gain on insurance settlement ......................................................         (231)                --
   Gain on sale of investments .......................................................           --               (117)
   Gain on sale of real estate .......................................................       (4,261)            (1,275)
   Depreciation and amortization .....................................................        6,573              4,270
   Equity in (income) loss of partnerships ...........................................          481               (374)
   Interest on advances to partnerships ..............................................         (347)              (338)
   Noncash compensation related to stock options exercised ...........................           37                 --
   Changes in other assets and liabilities, net of effects
     of noncash investing and financing activities:
       Decrease in interest receivable ...............................................            1                  1
       (Increase) in other assets.....................................................       (2,770)            (3,844)
       Increase in other liabilities .................................................          111              1,244
       Increase in interest payable ..................................................          143                 75
                                                                                         ----------         ----------
Net cash provided by operating activities ............................................   $    1,991         $    1,265
                                                                                         ==========         ==========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Changes in assets and liabilities in connection with the
  purchase of real estate:
   Real estate .......................................................................   $    9,493         $   10,634
   Other assets ......................................................................          302                765
   Notes and interest payable ........................................................       (7,973)            (7,060)
   Other liabilities .................................................................         (148)              (532)
                                                                                         ----------         ----------
     Cash paid .......................................................................   $    1,674         $    3,807
                                                                                         ==========         ==========

Assets disposed of and liabilities released in connection with the sale of real estate:
   Real estate .......................................................................   $   10,524         $      677
   Other assets ......................................................................          200                 71
   Notes and interest payable ........................................................       (8,186)            (1,046)
   Other liabilities .................................................................         (303)                (5)
   Gain on sale ......................................................................        4,261              1,275
   Extraordinary loss on early extinguishment of debt ................................           (7)                --
                                                                                         ----------         ----------
     Cash received ...................................................................   $    6,489         $      972
                                                                                         ==========         ==========



              The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                        TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six month period ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Dollar amounts in tables are in thousands.

On November 24, 1998, National Income Realty Trust ("NIRT") merged with and into the Company, with the Company as the survivor. Pursuant to the terms of the Agreement and Plan of Merger entered into by the Company and NIRT, each share of beneficial interest of NIRT was converted into 1.97 shares of the Company's common stock. As a result, the shareholders of NIRT became the owners of 85% of the Company's common stock.

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

Immediately following the merger, the Company acquired Tarragon Realty Advisors, Inc. ("TRA"), the Company's advisor since March 1, 1994, and NIRT's advisor since April 1, 1994, from William S. Friedman and his wife, Lucy N. Friedman, for 100,000 shares of the Company's common stock and options to acquire 350,000 additional shares of the Company's common stock at prices ranging between $13 and $16 per share. Mr. Friedman is the President, Chief Executive Officer, and a Director of the Company and also served as President, Chief Executive Officer, and a Trustee of NIRT and as Director and Chief Executive Officer of TRA. The Friedman family owns approximately 34% of the outstanding shares of common stock of the Company. In addition to the options to acquire 350,000 shares received in connection with the Company's purchase of TRA discussed above, Mr. Friedman also holds options to acquire 450,000 shares of the Company's common stock at prices ranging between $12 and $15 per share.

NOTE 2.  REAL ESTATE

In January 1999, the Company sold a portion of the University Center parking lot for $575,000. The Company received net cash proceeds of $557,000 and recognized a gain of $338,000 in connection with this sale.

In April 1999, the Company sold its K-Mart Shopping Center in Thomasville, Georgia, for $1.6 million and Phoenix Apartments for $2.7 million, recognizing gains totaling $440,000. The Company received aggregate net cash proceeds of $2.9 million after the mortgage payoff for K-Mart and closing costs.

                        TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 2.  REAL ESTATE (Continued)

In May 1999, the Company sold One Turtle Creek Office Complex for $9.7 million, recognizing a gain of $3.2 million based on a post-merger net carrying value of $5.9 million. This property was purchased by Vinland Property Trust in March 1992 and had a November 1998 pre-merger net carrying value of $4.1 million. The Company received net cash proceeds of $3.2 million after the mortgage payoff and closing costs.

Also in May 1999, the Company sold approximately 40% of its K-Mart Shopping Center in Charlotte, North Carolina, for $1.1 million, recognizing a gain of $326,000. In connection with the sale, the Company paid off the $1.2 million mortgage on the entire property which required $156,000 in addition to the net proceeds of the sale.

The Company purchased Orlando Central Park, a 138,574 square foot office building located in Orlando, Florida, in May 1999 for $9.5 million, $8 million of which was financed with a mortgage.

In March 1999, the Company removed from consideration for sale four apartment properties with an aggregate 740 units and an aggregate net carrying value of $13.3 million. In June 1999, the Company removed from consideration for sale three apartment properties with an aggregate 424 units and an aggregate net carrying value of $7.3 million and one commercial property with square footage of 72,065 and a net carrying value of $3 million. These properties are included in "Real estate held for investment" in the accompanying June 30, 1999, Consolidated Balance Sheet. The Company made the decision not to pursue selling these properties due to the availability of favorable long term fixed rate financing. Also in June 1999, the Company decided to pursue marketing for sale two commercial properties with aggregate square footage of 253,336 and an aggregate net carrying value of $13.4 million. These properties are classified as held for sale at June 30, 1999, and depreciation will cease as of July 1, 1999. As the estimated fair values of these properties exceeded their carrying values at the time of determination to reclassify, no losses were recognized upon their reclassification.

NOTE 3.  INVESTMENTS IN PARTNERSHIPS

Investments in partnerships, accounted for using the equity method, consisted of the following at June 30, 1999:

801 Pennsylvania Avenue ..........................   $       --
Ansonia Apartments, L.P. .........................       14,655
Antelope Pines Estates, L.P. .....................          319
Danforth National Apartments, Ltd. ...............        2,317
Larchmont Associates, L.P. .......................        1,767
National Omni Associates, L.P. ...................        5,600
Orange National Partners, Ltd. ...................        4,074
RI Panama City, Ltd. .............................        1,412
RI Windsor, Ltd. .................................        2,820
Sacramento Nine ..................................          661
Tarragon Huntsville Apartments, L.L.C ............          703
Tarragon Savannah, L.P. ..........................        1,349
Tarragon Stoneybrook Apartments, L.L.C ...........        4,712
Woodcreek Garden Apartments, L.P. ................        1,006
                                                     ----------
                                                     $   41,395
                                                     ==========

                        TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 3.  INVESTMENTS IN PARTNERSHIPS (Continued)

Set forth below are summarized financial data for these partnerships as of and for the six months ended June 30, 1999 (unaudited):

June 30, 1999                                                                               Other     Construction/
                                   Ansonia      Danforth        Omni         Windsor      Operating     Lease-Up        Total
                                  ---------     ---------     ---------     ---------     ---------   -------------   ---------

Real estate ....................  $  73,063     $  16,183     $  32,762     $  18,691     $  54,805     $  53,569     $ 249,073
Accumulated depreciation .......     (1,448)         (376)         (981)         (586)       (3,920)         (548)       (7,859)
Other assets ...................      1,696           290         1,087           102         1,316         1,276         5,767
Notes and interest payable .....    (55,858)      (13,597)      (26,050)      (15,962)      (39,316)      (41,059)     (191,842)
Other liabilities ..............     (3,566)       (4,059)       (1,403)       (3,986)       (3,329)      (13,824)      (30,167)
                                  ---------     ---------     ---------     ---------     ---------     ---------     ---------
Partners' capital (deficit) ....  $  13,887     $  (1,559)    $   5,415     $  (1,741)    $   9,556     $    (586)    $  24,972
                                  =========     =========     =========     =========     =========     =========     =========

The Company's proportionate
   share of capital (deficit) ..  $  13,887     $  (1,254)    $   5,415     $    (870)    $   1,153     $     (90)    $  18,241
Advances .......................        768         3,571           185         3,690         2,600        12,340        23,154
                                  ---------     ---------     ---------     ---------     ---------     ---------     ---------
Investments in and advances to
   partnerships ................  $  14,655     $   2,317     $   5,600     $   2,820     $   3,753     $  12,250     $  41,395
                                  =========     =========     =========     =========     =========     =========     =========

Six months ended June 30, 1999

Rental revenue .................  $   5,805     $     870     $   2,253     $   1,121     $   4,535     $   1,696     $  16,280
Property operating expenses ....     (3,129)         (452)       (1,221)         (549)       (2,138)         (846)       (8,335)
Interest expense ...............     (1,890)         (602)       (1,005)         (802)       (1,376)       (1,029)       (6,704)
Depreciation expense ...........       (773)         (180)         (367)         (199)         (701)         (321)       (2,541)
                                  ---------     ---------     ---------     ---------     ---------     ---------     ---------
Net income (loss) ..............  $      13     $    (364)    $    (340)    $    (429)    $     320     $    (500)    $  (1,300)
                                  =========     =========     =========     =========     =========     =========     =========

Equity in income (loss) of
   partnerships ................  $      13     $    (161)    $    (340)    $    (157)    $     332     $    (168)    $    (481)
                                  =========     =========     =========     =========     =========     =========     =========

"Other Operating" includes 801 Pennsylvania Avenue, Antelope Pines, Larchmont, Sacramento Nine, and Woodcreek Garden. "Construction/Lease-Up" includes Orange National, RI Panama City, Tarragon Huntsville, Tarragon Savannah, and Tarragon Stoneybrook.

NOTE 4.  INVESTMENTS IN MARKETABLE EQUITY SECURITIES

In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," investments in marketable equity securities are carried at fair value. These investments are included in "Other assets" in the accompanying Consolidated Balance Sheets. These investments are considered available for sale, and unrealized holding gains and losses are included in other comprehensive income (loss). During the first six months of 1999, unrealized gains of $ 11,000 were incurred.

NOTE 5.  NOTES AND INTEREST PAYABLE

During the first six months of 1999, the Company closed separate mortgage loans secured by five properties totaling $16.5 million. After the payoff of $5.5 million in existing debt, establishing escrows for taxes, insurance, and repairs, and closing costs, the Company received net cash proceeds of $10.3 million.

In April 1999, the Company obtained a $6 million line of credit secured by shares of the Company's common stock valued at no less than two times the outstanding balance of the line of credit, a portion of which were pledged by the Friedman family and the remainder of which are treasury shares. The Company is currently replacing the shares pledged by the Friedman family as an accomodation to the Company with treasury shares

                        TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 5.  NOTES AND INTEREST PAYABLE (Continued)

purchased under its share repurchase program. Advances under the line of credit bear interest at the 30-day LIBOR plus 1.75% per annum. Payment terms under the line of credit include monthly interest only, with the principal due at its maturity of October 1999. Under certain conditions, the Company may extend the maturity an additional 18 months. The Company received $2.2 million in net cash proceeds at closing of the transaction, after the payoff of two loans with the same lender, which were also secured by shares of the Company's common stock. These loans included a $1.5 million note payable scheduled to mature in July 1999 and a $2.2 million note payable scheduled to mature in January 2000.

In May 1999, the Company obtained a $650,000 line of credit facility secured by a 2.474 acre tract of land in Dallas, Texas, known as Lake Highlands land and treasury stock valued at no less than $650,000. Advances under the line of credit bear interest at prime. Payment terms include monthly interest only, with the principal due at its maturity of May 2000. The Company received $614,000 in net cash proceeds at closing of this transaction. This loan is guaranteed by Mr. Friedman.

Also during the first six months of 1999, the Company made $1.5 million of net repayments of advances on its line of credit from affiliates of Mr. Friedman. Advances under the two year line of credit arrangement, totaling $4.5 million as of June 30, 1999, bear interest at LIBOR plus 1% per annum and are payable in January 2001.

Extraordinary items in the Consolidated Statements of Operations for the three and six month periods ended June 30, 1999, represent extraordinary losses on early extinguishment of debt of $244,000 and $248,000, respectively, related to prepayment penalties and the write-off of deferred financing expenses in connection with certain of the 1999 refinancings.

NOTE 6.  EARNINGS PER SHARE

Earnings per share have been computed based on the weighted average number of shares of common stock outstanding for the three and six month periods ended June 30, 1999 and 1998.

Following is a reconciliation of the weighted average shares of common stock outstanding used in the computation of earnings per share and earnings per share - assuming dilution.

                                          For the Three Months                  For the Six Months
                                             Ended June 30,                       Ended June 30,
                                      ----------------------------          ----------------------------
                                        1999               1998               1999                1998
                                      ---------          ---------          ---------          ---------
 Weighted average shares of
  common stock outstanding .......    8,287,186          7,584,872          8,353,594          7,617,799

Stock options ....................      107,605            126,026            109,187            114,418
                                      ---------          ---------          ---------          ---------

Weighted average shares of
  common stock outstanding -
  assuming dilution ..............    8,394,791          7,710,898          8,462,781          7,732,217
                                      =========          =========          =========          =========

                        TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 7. GAIN ON INSURANCE SETTLEMENT

In December 1998, fire destroyed one building with eight units at Lake Point Apartments, a 540-unit property in Memphis, Tennessee. The Company has reached a settlement with the insurance company for $458,000 and has decided not to rebuild the eight-unit building. After costs of demolition, adjuster fees, and other costs, as well as the write-off of a portion of the property's carrying value, the Company recognized a gain on the insurance settlement of $231,000.

NOTE 8. LITIGATION SETTLEMENT

In July 1999, after the reversal of a favorable lower court decision, the Company settled an uninsured liability claim for $350,000.

NOTE 9.  INCOME TAXES

No provision has been made for federal income taxes because the Company's management believes the Company has qualified as a Real Estate Investment Trust, as defined under Sections 856 through 860 of the Internal Revenue Code of 1986, and expects that it will continue to do so.

NOTE 10.  COMMITMENTS AND CONTINGENCIES

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

Introduction

Tarragon Realty Investors, Inc., is a Nevada corporation incorporated on April 2, 1997. It is the successor in interest to National Income Realty Trust ("NIRT") and Vinland Property Trust ("Vinland"). NIRT was a California business trust organized on October 31, 1978. It commenced operations as a real estate investment trust ("REIT") on March 27, 1979. NIRT invested in income-producing real estate through acquisitions, leases, and partnerships. Vinland was established on July 18, 1973, and commenced operations on April 2, 1974, as a REIT. Vinland was formed as a California business trust to invest in commercial and multifamily real estate. In July 1997, Vinland merged with the Company, its wholly-owned subsidiary.

On November 24, 1998, NIRT merged with and into the Company, with the Company as the survivor. Pursuant to the terms of the Agreement and Plan of Merger entered into by the Company and NIRT, each share of beneficial interest of NIRT was converted into 1.97 shares of common stock of the Company. As a result, the shareholders of NIRT became the owners of 85% of the Company's common stock.

FOR ACCOUNTING PURPOSES THE MERGER WAS TREATED AS A REVERSE ACQUISITION OF THE COMPANY BY NIRT USING THE PURCHASE METHOD OF ACCOUNTING, AND RESULTS OF OPERATIONS AND CASH FLOWS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1998, OF THE COMPANY FOUND IN THIS FORM 10-Q ARE THOSE OF NIRT. SHARE AND PER SHARE INFORMATION HAS BEEN RESTATED RETROACTIVELY TO GIVE EFFECT TO THE 1.97 TO 1 EXCHANGE RATIO IN THE MERGER. REFERENCES TO THE COMPANY IN RELATION TO DATES PRIOR TO NOVEMBER 24, 1998, ARE INTENDED TO INCLUDE BOTH OF THE COMPANY'S PREDECESSORS, NIRT AND VINLAND.

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

At June 30, 1999, the Company's directly-owned real estate portfolio was comprised of 76 properties (16 held for sale) located throughout the United States, with concentrations in the Southeast and Southwest. These properties include 50 apartment complexes, 13 shopping centers, five office buildings, one office park, one combination office/retail/medical facility, five parcels of land, and one single-family residence.

In 1997, the Company began a program of acquiring and developing income producing real estate, primarily apartment communities, through joint ventures. At June 30, 1999, the Company held interests in 14 joint ventures or partnerships accounted for using the equity method. Through its investments in these entities, the Company has ownership interests in 21 apartment communities, three of which are under construction and one on which construction is expected to begin in the fourth quarter of 1999, and three office buildings.

With the exception of nine properties, all of the Company's directly-owned real estate and all properties held in joint ventures are encumbered by mortgages. In the past, the Company held mortgage loans, but such loans are now made only in connection with, and to facilitate, the sale or acquisition of real estate. As a result of the payoff of existing mortgages, the portfolio of loans has declined so that it is no longer a significant part of the Company's operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Introduction  (Continued)

The Company's long term objective is to increase the value of its real estate portfolio through increased operating income, resulting in higher equity values and increased dividends to shareholders. Intensive management of and consistent capital improvements to the existing portfolio are aimed at achieving increased operating income.

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

The Company places additional focus on enhancing the quality of its portfolio with selective and opportunistic acquisitions, concentrated on older, under-managed, and under-performing multifamily projects in geographic regions where the Company presently operates. Properties that management believes have peaked in value or do not provide operating efficiencies within the Company's portfolio have been placed on the market for sale. While the Company has identified the properties it desires to sell, market conditions will determine which of them will actually be sold.

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

Liquidity and Capital Resources

Cash and cash equivalents were $4.8 million at June 30, 1999, compared to $2.4 million at December 31, 1998. The Company's principal sources of cash have been property operations and external sources, such as property sales and refinancings. The Company expects these sources will continue to be sufficient to meet projected cash requirements, including debt service obligations, property maintenance and improvements, and continuation of regular dividends.

During the first six months of 1999, the Company sold three properties and portions of two shopping centers, receiving aggregate net cash proceeds of $6.5 million.

The Company purchased a 138,574 square foot office building in May 1999 for $9.5 million, $8 million of which was financed with a mortgage.

The Company invested $5.1 million in capital improvements to its properties during the first half of 1999, including $2.3 million of construction costs for The Vintage at Legacy Lakes. The Company expects to spend $20.4 million on construction of this property during the remainder of 1999 and 2000, $19.7 million of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

which should be funded by the construction loan. The Company anticipates spending an additional $5 million for capital improvements to its other properties during the remainder of 1999.

During the first six months of 1999, the Company made net contributions and advances totaling $6 million to partnerships accounted for using the equity method. $4.5 million went to Tarragon Stoneybrook Apartments, L.L.C., which is constructing a 396-unit luxury apartment community in Orlando, Florida. The Company plans to fund an additional $1.1 million of development costs, and a construction loan is expected to fund the remaining costs. The Company made advances of $1.3 million to Ansonia Apartments, L.P., for major renovations to four of its properties. The Company expects to fund an additional $300,000 for these capital improvements during the remainder of 1999.

The Company received $1.8 million from Tarragon Savannah, L.P., in May 1999 in connection with the permanent financing of the Links at Georgetown, its sole property. This distribution represented repayment of the bulk of the Company's advances to the partnership and all accrued interest thereon.

During the first six months of 1999, the Company obtained mortgage financing totaling $16.5 million and received net cash proceeds of $10.3 million after the payoff of existing debt of $5.5 million, funding escrows, and paying associated closing costs. The Company also closed two line of credit facilities during this period totaling $6.7 million, receiving net cash proceeds of $2.8 million after the payoff of existing loans totaling $3.7 million and paying the associated closing costs. The Company made other principal payments totaling $1 million during this period. Principal payments of $18.6 million, including balloon payments of $17.1 million, are due during the remainder of 1999. The Company intends to either pay off the maturing mortgages or extend the due dates while seeking to obtain long term refinancing. While management is confident of its ability to acquire financing as needed, there is no assurance that the Company will continue to be successful in its efforts in this regard.

During the six months ended June 30, 1999, the Company made $1.5 million in net repayments of advances on its line of credit from affiliates of William S. Friedman, President, Chief Executive Officer, and Director of the Company.

During the six months ended June 30, 1999, the Company repurchased 302,141 of its shares of common stock at a total cost of $3.6 million. In September 1998 and March 1999, the Board of Directors authorized the Company to repurchase up to an aggregate 620,000 shares of its common stock, of which 376,601 had been purchased as of June 30, 1999.

Cash dividends to shareholders totaling $1.7 million, or $0.21 per share, have been declared by the Board in the first half of 1999. The Company has paid regular quarterly cash distributions since September 1993.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations

The Company reported net income of $2.8 million and $1.7 million, respectively, for the three and six month periods ended June 30, 1999, compared to net income of $1.4 million and $1.3 million, respectively, for the three and six month periods ended June 30, 1998. The components of the change in results of operations are discussed in the following paragraphs.

Net rental income (rental revenue less property operating expenses) increased from $6.2 million and $12.7 million for the three and six month periods ended June 30, 1998, to $9.2 million and $18.2 million for the corresponding periods in 1999.

   Multifamily Properties

   The Company's directly owned multifamily portfolio, which accounted for 78% of the Company's real estate and included 9,334 operating units at June 30, 1999, reported increases in net rental income of $2.3 million, or 44%, and $4.3 million, or 41%, for the three and six month periods ended June 30, 1999, compared to the corresponding periods in 1998. Increases of $1 million and $2.2 million resulted from properties acquired in 1998. Decreases of $60,000 and $119,000 resulted from the properties sold in 1998 and 1999. The remainder of the increases comes from higher rents and decreased vacancy losses for multifamily properties held in both years, as well as from the elimination of management fees on most of the Company's multifamily properties in connection with the Company's acquisition of TRA in November 1998. Overall, physical occupancy levels have increased for multifamily properties held in both years.

   Commercial Properties

   The Company's commercial portfolio included 1.9 million square feet at June 30, 1999. The commercial properties reported overall increases in net rental income of $656,000 and $1.3 million for the three and six month periods ended June 30, 1999, compared to the corresponding periods in 1998. Increases of $475,000 and $1 million resulted from properties acquired in 1998 and 1999. Decreases of $56,000 and $109,000 resulted from properties sold in 1998 and 1999. The remainder of the increases comes from decreased vacancy and other rental losses for commercial properties held in both years. Overall, physical occupancy levels have remained relatively stable for commercial properties held in both years.

Equity in earnings of partnerships decreased $168,000 and $855,000 for the three and six month periods ended June 30, 1999, compared to the corresponding periods in 1998. For the quarter, a decrease of $606,000 resulted from income recorded in the second quarter of 1998 related to the refinancing of 801 Pennsylvania Avenue. This income represented interest on the Company's advances plus the Company's 50% participation in the excess financing proceeds. This decrease is partially offset by a $410,000 increase related to four properties in lease-up during 1998 and 1999. For the six months ended June 30, 1999, compared to the corresponding period in 1998, a decrease of $873,000 resulted from income recorded during the six months ended June 30, 1998, related to the refinancing of 801 Pennsylvania Avenue, as described above.

Interest expense increased $1.5 million and $2.9 million for the three and six month periods ended June 30, 1999, compared to the corresponding periods in 1998. Increases of $719,000 and $1.4 million resulted from the 1998 and 1999 property acquisitions. In addition, long term and interim mortgage financing, including advances under line of credit facilities, obtained on properties held since December 31, 1997, increased

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

mortgage loans by $43.8 million and the related interest expense by $510,000 and $1.3 million for the same periods. Decreases of $55,000 and $121,000 in interest expense resulted from properties sold in 1998 and 1999.

Depreciation expense increased $1.2 million and $1.6 million for the three and six month periods ended June 30, 1999, compared to the corresponding periods in 1998. $510,000 of both increases resulted from the reclassification of four properties from held for sale to held for investment effective June 30, 1999. The remaining increases are primarily due to the properties acquired in 1998 and 1999.

As a result of the Company's acquisition of TRA in November 1998, the Company no longer pays advisory fees. The advisory fee was an incentive fee of 16% of adjusted funds from operations, as defined in the advisory agreement. See "Funds from Operations" below for the calculation and definition of funds from operations.

General and administrative expenses increased $1.8 million and $3.7 million for the three and six month periods ended June 30, 1999, compared to the corresponding periods in 1998. Most of the increase is due to the Company paying costs previously borne by TRA in lieu of paying advisory, property management, acquisition, and refinancing fees subsequent to the Company's acquisition of TRA.

During the first six months of 1999, the Company recognized gains totaling $4.3 million relating to the sale of three properties and portions of two other properties.

Also during the first six months of 1999, the Company recognized a gain on insurance settlement of $231,000 and incurred a $350,000 litigation settlement.

During the first six months of 1998, the Company recognized gains totaling $1.3 million on the sale of one property and $117,000 on the sale of investments in marketable equitable securities.

The Company recognized extraordinary expenses resulting from prepayment penalties and the write-off of deferred financing expenses associated with certain refinancings of $248,000 during the six months ended June 30, 1999, and $330,000 during the six months ended June 30, 1998.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Funds from Operations (Continued)

Funds from operations ("FFO") for the three and six month periods ended June 30, 1999 and 1998, are as follows (unaudited) (dollars in thousands):

                                                   For the Three Months                For the Six Months
                                                      Ended June 30,                      Ended June 30,
                                              ----------------------------        ----------------------------
                                                 1999              1998              1999               1998
                                              ----------        ----------        ----------        ----------


Net income .............................      $    2,779        $    1,424        $    1,656        $    1,293
Extraordinary items ....................             244                68               248               330
Litigation settlement ..................             350                --               350                --
Gain on insurance settlement ...........            (231)               --              (231)               --
Gain on sale of real estate ............          (3,923)           (1,275)           (4,261)           (1,275)
Depreciation and amortization of
  real estate assets ...................           2,877             1,712             5,431             3,871
Depreciation and amortization of
  real estate assets of partnerships ...             891               275             1,734               433
Distributions from partnerships in
  excess of the Company's investments
  in the partnerships ..................              --              (267)               --              (267)
                                              ----------        ----------        ----------        ----------
Funds from operations ..................      $    2,987        $    1,937        $    4,927        $    4,385
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

Included in FFO for the six months ended June 30, 1998, are gains totaling $117,000 resulting from the Company's sale of investments in marketable equity securities.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Impact of Year 2000 Issues (Continued)

   State of Readiness

   With regard to the Company's information technology systems, certain computer equipment and software were found not to be Year 2000 compliant. The Company has begun to replace the computer equipment with Year 2000 compliant equipment and to upgrade the software to Year 2000 compliant versions. These upgrades were planned regardless of Year 2000 Issues, but they were accelerated in order to ensure compliance. These upgrades are on schedule to be completed by September 1999. With regard to embedded technology issues, such as with elevators in commercial buildings, sprinkler systems, security gates, and security alarms, the Company is currently assessing the potential risks. The Company believes that such risks will not materially affect the Company's business.

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

   Costs to Address Year 2000 Issues

   To date, the Company has expended approximately $25,000 for replacing noncompliant hardware and approximately $70,000 for accounting software conversion, including consulting fees. Some of these costs represent the Company's allocation of expenditures incurred by TRA prior to the Company's acquisition of TRA. The Company is also upgrading the accounting/management software at its properties. This upgraded property software is being provided free of charge by the software manufacturer. Expected remaining costs are $20,000 for software conversion, including consulting fees, and $5,000 for additional hardware.

   Risks of Year 2000 Issues

   Potential material risks related to the Year 2000 issue include the following. If the Company's computer systems and software are not successfully upgraded prior to 2000, the ability of the Company to provided timely financial information may be impaired. However, the Company is confident that these upgrades will be completed in a timely manner. Similarly, the Company's ability to provide financial information could be adversely affected if computer systems of banks with which the Company does business do not become Year 2000 compliant. Also, if the computer systems of utility companies which provide services to the Company do not become Year 2000 compliant, tenants of the Company's properties could be inconvenienced or even harmed. However, the Company believes it is unlikely that these banks and utility companies will not become Year 2000 compliant.

   Contingency Plans

   The Company has not fully completed contingency plans. However, one focus of the plans will be to source alternate third party vendors that are likely to successfully become Year 2000 compliant. The Company anticipates having the contingency plans in place by the third quarter 1999.

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

At June 30, 1999, the Company had approximately $101.5 million of variable rate debt. Based upon this balance of variable rate debt, if the indexes upon which these rates are based, primarily the 30-day LIBOR, increased 100 basis points, the Company's earnings and cash flows would decrease by $1 million. Conversely, if interest rates decreased by 100 basis points, the Company's earnings and cash flows would increase by $1 million.

The estimated fair value of the Company's variable rate debt at June 30, 1999, is $101.2 million. A 100 basis point increase in interest rates would result in a $1.4 million decrease in the fair value of the Company's variable rate debt, and a 100 basis point decrease in interest rates would result in a $1.4 million increase in the fair value of the Company's variable rate debt.

The Company has entered into reverse repurchase agreements with an investment bank for three mortgage-backed securities ("MBSs") secured separately by mortgages on three of the Company's properties. Increases in market interest rates generally cause decreases in the value of the MBSs, requiring the Company to deposit additional funds with the investment bank (assuming no change in the investment bank's margin requirements). Decreases in market interest rates generally cause increases in the value of the MBSs, resulting in the release of margin funds to the Company by the investment bank (assuming no change in the investment bank's margin requirements). Additionally, the repurchase price bears interest at a variable rate based on LIBOR. An increase in interest rates of 100 basis points would result in a decrease of $206,000 in the Company's earnings and a decrease of $1.2 million in the Company's cash flow. A 100 basis point decrease in interest rates would result in an increase of $207,000 in the Company's earnings and an increase of $1 million in the Company's cash flow.

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

                                               TARRAGON REALTY INVESTORS, INC.


Date:  August  16, 1999                        By: /s/ William S. Friedman
     ----------------------                        ----------------------------
                                                   William S. Friedman
                                                   President, Chief Executive
                                                   Officer, and Director





Date:  August  16, 1999                        By: /s/ Erin D. Davis
     ----------------------                        ----------------------------
                                                   Erin D. Davis
                                                   Executive Vice President and
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)

                        TARRAGON REALTY INVESTORS, INC.
                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                           DESCRIPTION
------                           -----------

EXHIBIT 27.0               Financial Data Schedule