Form 10-Q
period 1999-09-30
TARRAGON REALTY INVESTORS INC
filed 1999-11-15
CIK 1038217

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q


(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 1999
                                              ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

          For the transition period from ............ to .............

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


Common Stock, $.01 par value                               8,082,496
----------------------------                   --------------------------------
          (Class)                              (Outstanding at November 1, 1999)

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The Consolidated Financial Statements for the period ended September 30, 1999, have not been audited by independent certified public accountants, but, in our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of consolidated financial position, consolidated results of operations, and consolidated cash flows at the dates and for the periods indicated have been included.

                        TARRAGON REALTY INVESTORS, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                               September 30,          December 31,
                                                                                               -------------         -------------
                                                                                                   1999                 1998
                                                                                               -------------         -------------
                                 Assets
Real estate held for sale (net of accumulated depreciation
   of $25,878 in 1999 and $20,884 in 1998) ...............................................       $  57,350            $  79,801
Less - allowance for estimated losses ....................................................          (1,156)              (1,194)
                                                                                                 ---------            ---------
                                                                                                    56,194               78,607
Real estate held for investment (net of accumulated
   depreciation of $33,073 in 1999 and $31,718 in 1998) ..................................         239,628              215,368
Investments in and advances to partnerships ..............................................          44,444               37,356
Cash and cash equivalents ................................................................           5,330                2,442
Restricted cash ..........................................................................           8,857                7,368
Other assets, net ........................................................................          14,270               15,919
                                                                                                 ---------            ---------
                                                                                                 $ 368,723            $ 357,060
                                                                                                 =========            =========
                      Liabilities and Shareholders' Equity
Liabilities
Notes, debentures, and interest payable (including $6,763
   in 1999 and $5,891 in 1998 due to affiliates) .........................................       $ 275,704            $ 263,361
Other liabilities ........................................................................          19,066               17,014
                                                                                                 ---------            ---------
                                                                                                   294,770              280,375
Commitments and contingencies ............................................................

Shareholders' equity
Common stock, $.01 par value; authorized shares, 20,000,000;
   shares outstanding, 8,087,354 in 1999 and 8,467,260 in 1998
   (after deducting 2,796,216 in 1999 and 2,418,384 in 1998
   held in treasury) .....................................................................              81                   85
Special stock, $.01 par value; authorized shares, 10,000,000;
   shares outstanding, none ..............................................................              --                   --
Paid-in capital ..........................................................................         300,674              305,098
Accumulated dividends in excess of accumulated earnings ..................................        (226,711)            (228,408)
Accumulated other comprehensive income (loss) ............................................             (91)                 (90)
                                                                                                 ---------            ---------
                                                                                                    73,953               76,685
                                                                                                 ---------            ---------
                                                                                                 $ 368,723            $ 357,060
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

                        TARRAGON REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)
                                  (Unaudited)

                                                                For the Three Months           For the Nine Months
                                                                 Ended September 30,           Ended September 30,
                                                               -----------------------       -----------------------
                                                                 1999           1998           1999           1998
                                                               --------       --------       --------       --------
Revenue
   Rentals ..............................................      $ 18,293       $ 14,740       $ 54,672       $ 42,525
   Interest .............................................           454            277            896            714
   Management fees ......................................           130             --            370
   Equity in (loss) of partnerships .....................           (79)          (558)          (560)          (184)
                                                               --------       --------       --------       --------
                                                                 18,798         14,459         55,378         43,055
Expenses
   Property operations ..................................        10,010          8,436         28,158         23,545
   Interest .............................................         5,476          4,275         15,992         11,901
   Depreciation .........................................         2,684          1,591          8,010          5,362
   Advisory fee to affiliate ............................            --            212             --            948
   General and administrative
     Corporate ..........................................         1,348            561          4,317          1,684
     Property ...........................................           966             --          2,825             --
                                                               --------       --------       --------       --------
                                                                 20,484         15,075         59,302         43,440
                                                               --------       --------       --------       --------
(Loss) before gain on sale of
   real estate, gain on sale of investments,
   gain on insurance settlement, litigation
   settlement, and extraordinary items ..................        (1,686)          (616)        (3,924)          (385)
Gain on sale of real estate .............................         4,310             --          8,571          1,275
Gain on sale of investments .............................            --              6             --            123
Gain on insurance settlement ............................            --             --            231             --
Litigation settlement ...................................            --             --           (350)            --
                                                               --------       --------       --------       --------

Income  (loss) from continuing
   operations ...........................................         2,624           (610)         4,528          1,013

Extraordinary items .....................................            --           (589)          (248)          (919)
                                                               --------       --------       --------       --------
Net income  (loss) ......................................      $  2,624       $ (1,199)      $  4,280       $     94
                                                               ========       ========       ========       ========

Other comprehensive income (loss):
   Unrealized  (losses) on
     marketable equity securities .......................           (13)           (27)            (1)           (88)
   Realized gains on marketable
     equity securities ..................................            --             (6)            --           (123)
                                                               --------       --------       --------       --------
Net (loss) recognized in other
   comprehensive income (loss) ..........................           (13)           (33)            (1)          (211)
                                                               --------       --------       --------       --------
Comprehensive income  (loss) ............................      $  2,611       $ (1,232)      $  4,279       $   (117)
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

                        TARRAGON REALTY INVESTORS, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
                 (Dollars in thousands, except per share data)
                                  (Unaudited)


                                                                  For the Three Months                   For the Nine Months
                                                                    Ended September 30,                   Ended September 30,
                                                              -------------------------------      --------------------------------
                                                                  1999              1998               1999               1998
                                                              -------------     -------------      -------------      -------------
Earnings per share
Income (loss) from continuing
   operations ...........................................     $         .32     $        (.08)     $         .55      $         .13
Extraordinary items .....................................                --              (.08)              (.03)              (.12)
                                                              -------------     -------------      -------------      -------------
Net income (loss) .......................................     $         .32     $        (.16)     $         .52      $         .01
                                                              =============     =============      =============      =============

Weighted average shares of
   common stock used in
   computing earnings per share .........................         8,124,346         7,493,559          8,276,338          7,575,931
                                                              =============     =============      =============      =============

Earnings per share - assuming dilution
Income (loss) from continuing
   operations ...........................................     $         .32     $        (.08)     $         .54      $         .13
Extraordinary items .....................................                --              (.08)              (.03)              (.12)
                                                              -------------     -------------      -------------      -------------
Net income (loss) .......................................     $         .32     $        (.16)     $         .51      $         .01
                                                              =============     =============      =============      =============

Weighted average shares of common
   stock used in computing earnings
   per share - assuming dilution ........................         8,217,969         7,493,559          8,381,739          7,699,468
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

                        TARRAGON REALTY INVESTORS, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (Dollars in thousands)
                                  (Unaudited)


                                                                                     Accumulated
                                                                                      Dividends      Accumulated
                                            Common Stock                            in Excess of        Other
                                      --------------------------       Paid-in       Accumulated     Comprehensive     Shareholders'
                                        Shares          Amount         Capital         Earnings      Income (Loss)       Equity
                                      ----------      ----------      ----------    -------------   --------------    -------------
Balance, December 31, 1998 .........   8,467,260      $       85      $  305,098      $ (228,408)     $      (90)     $   76,685


Repurchase of shares
  of common stock ..................    (395,132)             (4)         (4,533)             --              --          (4,537)


Cash dividends
  ($.315 per share) ................          --              --              --          (2,583)             --          (2,583)


Stock options exercised ............      15,226              --             109              --              --             109

Net (loss) recognized in
 other comprehensive
 income (loss) .....................          --              --              --              --              (1)             (1)

Net income .........................          --              --              --           4,280              --           4,280
                                      ----------      ----------      ----------      ----------      ----------      ----------

Balance, September 30,
 1999 ..............................   8,087,354      $       81      $  300,674      $ (226,711)     $      (91)     $   73,953
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

                        TARRAGON REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                         For the Nine Months
                                                                         Ended September 30,
                                                                       ----------------------
                                                                         1999          1998
                                                                       --------      --------
Cash Flows from Operating Activities
   Rentals collected .............................................     $ 54,732      $ 42,202
   Interest collected ............................................          141           151
   Interest paid .................................................      (14,796)      (11,638)
   Payments for property operations ..............................      (26,731)      (23,635)
   General and administrative expenses paid ......................       (7,352)       (1,973)
   Advisory fee paid to affiliate ................................           --          (954)
   Organizational costs paid .....................................           --          (237)
   Deferred financing costs paid .................................         (697)       (1,955)
                                                                       --------      --------
     Net cash provided by operating activities ...................        5,297         1,961

Cash Flows from Investing Activities
   Acquisition of real estate ....................................       (1,674)       (4,145)
   Proceeds from the sale of real estate .........................        8,577           968
   Real estate improvements ......................................      (13,149)      (11,312)
   Earnest money deposits paid ...................................          (65)       (1,001)
   Note receivable collections ...................................          129           203
   Investments in marketable equity securities ...................           --           (81)
   Proceeds from sale of marketable equity securities ............           --           580
   Net contributions and advances to partnerships ................      (11,648)      (22,651)
                                                                       --------      --------
     Net cash (used in) investing activities .....................      (17,830)      (37,439)

Cash Flows from Financing Activities
   Proceeds from borrowings ......................................       32,188        50,176
   Payments of mortgage notes payable ............................      (14,197)      (21,806)
   Advances from affiliates, net .................................          816         3,937
   Margin account borrowings (repayments), net ...................       (1,473)        2,419
   Replacement escrow deposits, net ..............................          338           168
   Distribution from partnerships' financing activities ..........        4,843         3,803
   Repurchase of shares of common stock ..........................       (4,537)       (3,661)
   Proceeds from the exercise of stock options ...................          109            42
   Dividends to shareholders .....................................       (2,666)       (2,667)
                                                                       --------      --------
     Net cash provided by financing activities ...................       15,421        32,411
                                                                       --------      --------

Net increase (decrease) in cash and cash equivalents .............        2,888        (3,067)

Cash and cash equivalents, beginning of period ...................        2,442         4,262
                                                                       --------      --------

Cash and cash equivalents, end of period .........................     $  5,330      $  1,195
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

                        TARRAGON REALTY INVESTORS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                          For the Nine Months
                                                                                           Ended September 30,
                                                                                    ------------------------------
                                                                                        1999               1998
                                                                                    ------------      ------------
Reconciliation of net income to net cash
 provided by operating activities:
   Net income .................................................................     $      4,280      $         94
   Extraordinary items ........................................................              248               919
   Litigation settlement ......................................................              350                --
   Gain on insurance settlement ...............................................             (231)               --
   Gain on sale of investments ................................................               --              (123)
   Gain on sale of real estate ................................................           (8,571)           (1,275)
   Depreciation and amortization ..............................................            9,919             6,163
   Equity in loss of partnerships .............................................              560               184
   Interest on advances to partnerships .......................................             (755)             (566)
   Noncash compensation related to stock options exercised ....................               37                --
   Changes in other assets and liabilities, net of effects
     of noncash investing and financing activities:
       Decrease in interest receivable ........................................                1                 3
       (Increase) in other assets .............................................           (4,618)           (5,214)
       Increase in other liabilities ..........................................            4,103             2,138
       (Decrease) in interest payable .........................................              (26)             (362)
                                                                                    ------------      ------------
Net cash provided by operating activities .....................................     $      5,297      $      1,961
                                                                                    ============      ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Changes in assets and liabilities in connection with the
  purchase of real estate:
   Real estate ................................................................     $      9,493      $     10,971
   Other assets ...............................................................              302               764
   Notes and interest payable .................................................           (7,973)           (7,062)
   Other liabilities ..........................................................             (148)             (528)
                                                                                    ------------      ------------
     Cash paid ................................................................     $      1,674      $      4,145
                                                                                    ============      ============

Assets disposed of and liabilities released in connection with the sale of real estate:
   Real estate ................................................................     $     12,973      $        676
   Allowance for estimated losses .............................................              (38)               --
   Other assets ...............................................................              309                67
   Notes and interest payable .................................................          (12,872)           (1,046)
   Other liabilities ..........................................................             (359)               (4)
   Gain on sale ...............................................................            8,571             1,275
   Extraordinary loss on early extinguishment of debt .........................               (7)               --
                                                                                    ------------      ------------
     Cash received ............................................................     $      8,577      $        968
                                                                                    ============      ============



              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                        TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

The Consolidated Financial Statements of Tarragon Realty Investors, Inc., are prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Thus, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine months ended September 30, 1999, do not necessarily indicate the results to be expected for the full year of 1999. For further information, refer to the Consolidated Financial Statements and Notes included in Tarragon's Annual Report on Form 10-K for the year ended December 31, 1998. Dollar amounts in tables are in thousands.

In November 1998, Tarragon merged with National Income Realty Trust, or NIRT, and acquired Tarragon Realty Advisors, Inc., or TRA, its former advisor. Because the merger was treated as a reverse acquisition of Tarragon by NIRT, results of operations and cash flows for periods before the merger in this Form 10-Q are those of NIRT. Per share information has been restated retroactively to give effect to the 1.97 to 1 exchange ratio in the merger. When we refer to Tarragon in this Form 10-Q in relation to dates before the merger, we are referring to NIRT.

NOTE 2.  REAL ESTATE

In January 1999, Tarragon sold part of the University Center parking lot for $575,000 receiving cash of $557,000 and recognizing a gain of $338,000.

In April 1999, Tarragon sold the K-Mart Shopping Center in Thomasville, Georgia, for $1.6 million and the Phoenix Apartments for $2.7 million, recognizing gains totaling $440,000. We received cash of $2.9 million after paying closing costs and the mortgage on K-Mart.

In May 1999, we sold One Turtle Creek Office Complex for $9.7 million, recognizing a gain of $3.2 million based on a post-merger carrying value of $5.9 million. This property had been purchased in March 1992 by Vinland Property Trust, which merged with Tarragon in July 1997. The carrying value of the property was $4.1 million before the November 1998 merger of Tarragon with NIRT. We received cash of $3.2 million after paying closing costs and the mortgage.

Also in May 1999, Tarragon sold about 40% of its K-Mart Shopping Center in Charlotte, North Carolina, for $1.1 million, recognizing a gain of $326,000. As part of this sale, the $1.2 million mortgage on the entire property was paid off, which required $156,000 in addition to the proceeds of the sale.

In August 1999, we sold Woodcreek Apartments in Denver, Colorado, for $7 million, receiving cash of $2 million and recognizing a gain of $4.3 million.

In September 1999, we sold a parcel of land in Orangeburg, South Carolina, for $93,000, receiving cash of $85,000. In connection with this sale, no loss was recognized in excess of amounts previously recognized.

Tarragon purchased Orlando Central Park, a 138,574 square foot office building in Orlando, Florida, in May 1999 for $9.5 million, $8 million of which was financed with a mortgage.

                        TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 2.  REAL ESTATE (Continued)

In March 1999, we removed from consideration for sale four apartment properties with a total of 740 units and net carrying value of $13.3 million. In June 1999, we removed from consideration for sale three apartment properties with a total of 424 units and net carrying value of $7.3 million and one commercial property with square footage of 72,065 and net carrying value of $3 million. In September 1999, we removed from consideration for sale one apartment property with 299 units with a net carrying value of $4.5 million. These properties are included in "Real estate held for investment" in the accompanying September 30, 1999, Consolidated Balance Sheet. Tarragon made the decision not to pursue selling these properties due to the availability of favorable long term fixed rate financing. In June 1999, we decided to market for sale two commercial properties with total square footage of 253,336 and net carrying value of $13.4 million. We ceased depreciating these properties in July 1999. In September 1999, we decided to market for sale one apartment property with 128 units and a net carrying value of $2.6 million. We ceased depreciating this property in October 1999. These properties are classified as held for sale at September 30, 1999. The estimated fair values of these properties exceeded their net carrying values when we decided to remove them from consideration for sale or to market them for sale, so no losses were recognized at that time.

NOTE 3.  INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

Investments in and advances to partnerships, accounted for using the equity method, consisted of the following at September 30, 1999:

801 Pennsylvania Avenue...........................................      $         20
Ansonia Apartments, L.P...........................................            16,737
Antelope Pines Estates, L.P.......................................               351
Danforth National Apartments, Ltd.................................             1,199
Lake Lotta Apartments, L.L.C......................................               437
Larchmont Associates, L.P.........................................             1,951
Merritt 8 Acquisitions, L.L.C.....................................             2,764
National Omni Associates, L.P.....................................             5,505
Orange National Partners, Ltd.....................................             4,185
RI Panama City, Ltd...............................................             1,389
RI Windsor, Ltd...................................................               441
Sacramento Nine...................................................               717
Tarragon Huntsville Apartments, L.L.C.............................               710
Tarragon Savannah, L.P............................................               104
Tarragon Savannah Limited Partnership II..........................             1,058
Tarragon Stoneybrook Apartments, L.L.C............................             5,795
Woodcreek Garden Apartments, L.P..................................             1,081
                                                                        ------------
                                                                        $     44,444
                                                                        ============

                        TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 3.  INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS (Continued)

In August 1999, Tarragon acquired an 80% interest in Merritt 8 with an investment of $2.6 million. The partnership purchased Merritt 8 Corporate Park, a 160,000 square foot office building in Stratford, Connecticut, at a cost of $20 million of which $18 million was paid from a mortgage on the property. The partnership also has a contract to acquire for $500,000 an adjacent 19 acre parcel for future development. Tarragon shares ownership of the managing member interest of Merritt 8 with an outside partner equally. As Tarragon does not control Merritt 8, this investment is accounted for using the equity method.

At September 30, 1999, Tarragon has advanced $437,000 in costs to purchase land in Ocoee, Florida, that will be used to construct an apartment community of approximately 199 units. Tarragon has a 50% interest in Lake Lotta, the owning partnership, that was formed in October 1999.

Below are summarized financial data for these partnerships as of and for the nine months ended September 30, 1999 (unaudited):

September 30, 1999                                                                             Other     Construction/
                                      Ansonia      Danforth        Omni        Windsor       Operating     Lease-Up        Total
                                     --------      --------      --------      --------      --------      --------      ---------
Real estate ........................ $ 75,065      $ 16,183      $ 32,879      $ 18,709      $ 75,319      $ 58,216      $ 276,371
Accumulated depreciation ...........   (1,892)         (438)       (1,177)         (688)       (4,322)         (772)        (9,289)
Other assets .......................    2,146           514         1,268           582         2,692         1,233          8,435
Notes and interest payable .........  (56,261)      (15,047)      (26,050)      (18,854)      (57,169)      (44,329)      (217,710)
Other liabilities ..................   (4,723)       (3,124)       (1,720)       (1,651)       (3,812)      (15,420)       (30,450)
                                     --------      --------      --------      --------      --------      --------      ---------
Partners' capital (deficit) ........ $ 14,335      $ (1,912)     $  5,200      $ (1,902)     $ 12,708      $ (1,072)     $  27,357
                                     ========      ========      ========      ========      ========      ========      =========


Tarragon's proportionate
   share of capital (deficit) ...... $ 14,335      $ (1,537)     $  5,200      $   (951)     $  3,778      $   (331)     $  20,494
Advances ...........................    2,402         2,736           305         1,392         3,106        14,009         23,950
                                     --------      --------      --------      --------      --------      --------      ---------
Investments in and advances to
   partnerships .................... $ 16,737      $  1,199      $  5,505      $    441      $  6,884      $ 13,678      $  44,444
                                     ========      ========      ========      ========      ========      ========      =========

Nine months ended September 30, 1999

Rental revenue ..................... $  9,055      $  1,469      $  3,362      $  1,780      $  7,584      $  3,071      $  26,321
Property operating expenses ........   (4,886)         (939)       (1,897)         (888)       (3,613)       (1,628)       (13,851)
Interest expense ...................   (2,952)       (1,279)       (1,531)       (1,271)       (2,639)       (2,012)       (11,684)
Depreciation expense ...............   (1,218)         (242)         (563)         (302)       (1,207)         (544)        (4,076)
                                     --------      --------      --------      --------      --------      --------      ---------
Net income (loss) .................. $     (1)     $   (991)     $   (629)     $   (681)     $    125      $ (1,113)     $  (3,290)
                                     ========      ========      ========      ========      ========      ========      =========

Equity in income (loss) of
   partnerships .................... $    138      $   (195)     $   (514)     $   (192)     $    482      $   (279)     $    (560)
                                     ========      ========      ========      ========      ========      ========      =========


"Other Operating" includes 801 Pennsylvania Avenue, Antelope Pines, Larchmont, Merritt 8, Sacramento Nine, and Woodcreek Garden. "Construction/Lease-Up" includes the following partnerships which own properties that were either under construction or in initial lease-up at any time during the nine months ended September 30, 1999: Lake Lotta, Orange National, RI Panama City, Tarragon Huntsville, Tarragon Savannah, Tarragon Savannah II, and Tarragon Stoneybrook.

NOTE 4.  INVESTMENTS IN MARKETABLE EQUITY SECURITIES

Investments in marketable equity securities are carried at fair value, and are included in "Other assets" in the Consolidated Balance Sheets. The investments are available for sale, and unrealized holding gains and losses are included in other comprehensive income (loss). During the first nine months of 1999, unrealized losses were $1,000.

                        TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 5.  NOTES AND INTEREST PAYABLE

During the first nine months of 1999, Tarragon closed separate mortgage loans secured by nine properties totaling $21.1 million. After paying off $7.1 million in existing debt, establishing escrows for taxes, insurance, and repairs, and paying closing costs, we received cash of $12.7 million.

In April 1999, Tarragon obtained a $6 million line of credit, secured by shares of Tarragon's common stock valued at no less than two times the outstanding balance of the line of credit. Some of the shares of common stock were pledged by the family of William S. Friedman, President, Chief Executive Officer, and a Director of Tarragon, as an accommodation to Tarragon, and the remaining were treasury shares. We are currently replacing the shares pledged by the Friedman family with treasury shares purchased under our share repurchase program. Advances under the line of credit bear interest at the 30-day LIBOR plus 1.75% per annum. Terms of the line of credit require monthly payments of interest only, with the principal due in April 2001. We received $2.2 million in cash from this transaction, after paying off two loans with the same lender which were also secured by shares of our common stock. These loans included a $1.5 million note due in July 1999 and a $2.2 million note due in January 2000.

In May 1999, Tarragon obtained a $650,000 line of credit facility secured by
2.474 acres of land in Dallas, Texas, known as Lake Highlands land and treasury stock valued at no less than $650,000. Advances under the line of credit bear interest at prime. Terms of the line of credit require monthly payments of interest only, with the principal due in May 2000. Tarragon received $614,000 cash from this transaction. The line of credit is guaranteed by Mr. Friedman.

Also during 1999, Tarragon received net advances of $816,000 from its line of credit from affiliates of Mr. Friedman. Advances under the two year arrangement, totaling $6.8 million at September 30, 1999, bear interest at LIBOR plus 1% per annum and are due January 2001.

Extraordinary items in the Consolidated Statements of Operations for 1999 are expenses related to early extinguishment of debt of $248,000 from prepayment penalties and deferred financing expenses written off in connection with the 1999 refinancings.

NOTE 6.  EARNINGS PER SHARE

Earnings per share are computed based on the weighted average number of shares of common stock outstanding for the three and nine month periods ended September 30, 1999 and 1998.

The following table reconciles weighted average shares of common stock outstanding used in the computation of earnings per share and earnings per share - assuming dilution. The effect of stock options on weighted average shares of common stock outstanding - assuming dilution for the three months ended September 30, 1998, is not reflected below because their effect is anti-dilutive.

                         TARRAGON REALTY ADVISORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 6.  EARNINGS PER SHARE (Continued)

                                      For the Three Months        For the Nine Months
                                      Ended September 30,         Ended September 30,
                                    -----------------------     -----------------------
                                      1999          1998          1999          1998
                                    ---------     ---------     ---------     ---------
 Weighted average shares of
  common stock outstanding ....     8,124,346     7,493,559     8,276,338     7,575,931

Stock options .................        93,623            --       105,401       123,537
                                    ---------     ---------     ---------     ---------

Weighted average shares of
  common stock outstanding -
  assuming dilution ...........     8,217,969     7,493,559     8,381,739     7,699,468
                                    =========     =========     =========     =========

NOTE 7.  GAIN ON INSURANCE SETTLEMENT

In December 1998, fire destroyed one building with eight units at Lake Point Apartments, a 540-unit property in Memphis, Tennessee. Tarragon reached a settlement with the insurance company for $458,000 and decided not to rebuild the eight-unit building. After demolition costs, adjuster fees, and other costs, as well as writing off a portion of the property's carrying value, Tarragon recognized a gain of $231,000 on the insurance settlement.

NOTE 8.  LITIGATION SETTLEMENT

In July 1999, after reversal of a favorable lower court decision, Tarragon settled an uninsured liability claim for $350,000.

NOTE 9.  INCOME TAXES

Tarragon has made no provision for federal income taxes because we believe we qualify as a Real Estate Investment Trust, as defined under Sections 856 through 860 of the Internal Revenue Code of 1986. We are considering terminating our status as a REIT in the future. We have over $40 million in net operating loss carry forwards expiring through 2016. If we terminate our status as a REIT, appropriate provisions for income taxes will be made.

NOTE 10.  COMMITMENTS AND CONTINGENCIES

Tarragon is a party to claims and litigation arising in the ordinary course of business. We believe the results of these claims and litigation, either individually or in total, will not have a material adverse effect on our business, financial position, or results of operations.

NOTE 11.  SUBSEQUENT EVENTS

In October 1999, Tarragon sold Woodbrier Apartments for $3 million, recognizing a gain of $233,000. We received net cash proceeds of $778,000 after the mortgage payoff and closing costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Please read this discussion along with the Consolidated Financial Statements and Notes in Item 1.

Introduction

In November 1998, Tarragon merged with National Income Realty Trust, or NIRT, and acquired Tarragon Realty Advisors, Inc., or TRA, its former advisor. Because the merger was treated as a reverse acquisition of Tarragon by NIRT, results of operations and cash flows for periods before the merger in this form 10-Q are those of NIRT. Per share information has been restated retroactively to give effect to the 1.97 to 1 exchange ratio in the merger. When we refer to Tarragon in this Form 10-Q in relation to dates before the merger, we are referring to NIRT.

At September 30, 1999, Tarragon directly owned 74 real estate properties, with 14 held for sale, located throughout the United States, but concentrated in the Southeast and Southwest. These properties include 49 apartment complexes, 13 shopping centers, five office buildings, one office park, one combination office/retail/medical facility, four parcels of land, and one single-family residence. Tarragon also held interests in 16 unconsolidated joint ventures or partnerships. Through these investments, we own interests in 22 apartment communities, three of which are under construction and one on which construction is expected to begin in the fourth quarter of 1999, and four office buildings.

All but nine of Tarragon's directly-owned properties and all properties owned by the joint ventures serve as collateral on mortgages. In the past, Tarragon held mortgage loans as investments, but we now make such loans only in connection with the sale of real estate. Because most of these loans have been paid off, they are no longer a significant part of our operations.

Our long term objective is to increase the value of our investments in real estate by increasing operating income. Increased operating income results in higher property values and provides a source for increased dividends to shareholders. We expect intensive management of and consistent capital improvements to our properties to contribute to increasing the operating income.

Inflation works both for and against Tarragon's operations. A benefit of inflation is that revenue from rentals of its properties generally tracks increases in inflation. The same is true, however, for property operating expenses. A benefit of the present low rate of inflation is that interest rates on new borrowings are now lower than previously experienced. This allows for larger loans and/or lower debt service payments, thus improving Tarragon's liquidity.

Tarragon also focuses on improving the quality of its portfolio with selective and opportunistic acquisitions, concentrating on older, under-managed, and under-performing multifamily projects in geographic regions where we presently operate. Properties presently owned that we believe have peaked in value or cannot operate efficiently within our portfolio have been placed on the market for sale. While we have identified properties we want to sell, market conditions will determine if any of them will actually be sold.

We intend to continue investing in construction of new apartment properties, either directly or through joint ventures, relying on the strength and experience of our partners in regions or property types where we have little experience. To the extent we invest in construction projects, we are subject to the usual business risks associated with development activities, such as cost overruns and delays.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In addition to raising capital through operating income and sale of properties, Tarragon expects that new borrowings and refinancings will continue to provide funds for investment.

Liquidity and Capital Resources

Tarragon held cash and cash equivalents of $5.3 million at September 30, 1999, compared to $2.4 million at December 31, 1998. Our principal sources of cash have been property operations, property sales, and proceeds from borrowings, including refinancing of existing debt and new debt incurred as part of property acquisitions. We believe these sources will continue to meet our cash requirements, including debt payments, property maintenance and improvements, development costs on construction properties, and continuation of dividends.

In 1999, Tarragon received $8.6 million from the sale of four properties, one parcel of land and portions of two shopping centers.

We also purchased a 138,574 square foot office building in May 1999 for $9.5 million, $8 million of which was financed with a mortgage.

Tarragon invested $13.1 million in capital improvements to its properties during 1999. Of this amount, $7.2 million was construction costs for The Vintage at Legacy Lakes, $4.4 million of which was funded by a construction loan. We expect to spend $15.5 million on construction of this property during the rest of 1999 and in 2000, with $14.8 million of that to be paid from the construction loan. We also plan to spend $1.8 million for capital improvements on our other properties during the rest of 1999.

In 1999, Tarragon made net contributions and advances of $11.6 million to its joint venture investments; $5.6 million went to Tarragon Stoneybrook Apartments, L.L.C., which is constructing a 396-unit luxury apartment community in Orlando, Florida. The remaining development costs will be paid from a construction loan. Tarragon advanced $3.2 million to Ansonia Apartments, L.P., for major renovations to four of its properties, and expects to fund another $500,000 on these improvements during the rest of 1999. In August 1999, Tarragon invested $2.6 million in a new partnership, Merritt 8 Acquisitions, L.L.C., that purchased a 160,000 square foot office building in Stratford, Connecticut.

New permanent loans on partnership properties have allowed Tarragon to receive repayment on its advances and accrued interest. In June 1999, $1.8 million was received from Tarragon Savannah, L.P. In September 1999, we received $2.1 million from RI Windsor, Ltd., and $900,000 from Danforth National Apartments,Ltd. We expect to receive $500,000 from RI Panama City, Ltd., before the end of 1999.

During 1999, Tarragon obtained new mortgage financing totaling $21.1 million and received cash proceeds of $12.7 million after paying off existing debt of $7.1 million, establishing escrow accounts, and paying closing costs. Additionally, Tarragon has obtained new line of credit facilities during 1999 of $6.7 million, receiving cash of $2.8 million after paying off existing loans of $3.7 million and paying closing costs. We have made other principal payments of $3.4 million during this period. Mortgage principal payments totaling $7.8 million are due in the rest of 1999, including $7 million of balloon payments. We intend to either pay off the loans as they come due or extend the due dates while seeking to obtain long term refinancing. We believe we can arrange new financing as needed, but cannot assure that we will be successful in our efforts or that the timing of new financing will coincide with the due date of maturing loans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

During 1999, Tarragon received $816,000 of advances on its line of credit from affiliates of William S. Friedman, President, Chief Executive Officer, and a Director of Tarragon.

In 1999, Tarragon has repurchased 395,132 of its shares of common stock at a total cost of $4.5 million. In March 1999, the Board of Directors authorized the repurchase of up to 500,000 shares of its common stock, of which 349,592 had been purchased at September 30, 1999. Subsequently, the Board authorized the repurchase of an additional 1 million shares.

Cash dividends to shareholders of $2.7 million, or $.315 per share, have been paid in 1999. We have paid regular quarterly cash distributions since September 1993.

Results of Operations

Tarragon's net income of $2.6 million and $4.3 million for the quarter and the nine months ended September 30, 1999, increased by $3.8 million and $4.2 million over the net loss of $1.2 million and net income of $94,000 for the same periods in 1998. The components of the increases in net income are discussed in the following paragraphs.

Net rental income (rental revenue less property operating expenses) increased to $8.3 million and $26.5 million for the quarter and nine months ended September 30, 1999 from $6.3 million and $19 million for the same periods of 1998.

   Multifamily Properties

   Tarragon's directly owned multifamily properties account for 78% of its real estate and include 9,206 operating apartment units at September 30, 1999. Net rental income from those properties increased by $942,000, or 18%, and $4.3 million, or 27%, for the three and nine month periods through September 30, 1999, as compared to 1998. Increases of $720,000 and $2.8 million were because of properties acquired in 1998. Properties sold in 1998 and 1999 caused decreases of $127,000 and $236,000. Higher rents and higher occupancy rates at properties held in both years, as well as elimination of management fees on most of our properties, accounted for the rest of the increases. Management fees were eliminated after Tarragon acquired TRA in November 1998.

   Commercial Properties

   Tarragon owns commercial properties with 1.9 million square feet at September 30, 1999. These properties had increased net rental income of $608,000 and $1.9 million for the three and nine month periods through September 30, 1999, as compared to 1998. Properties acquired in 1998 and 1999 accounted for $519,000 and $1.5 million of the increases. Declines of $40,000 and $149,000 resulted from properties sold in 1998 and 1999. The remainder of the increases came from fewer vacancy and other rental losses for properties held in both years, for which physical occupancy levels have remained relatively stable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Equity in earnings of partnerships increased by $479,000 and decreased by $376,000 for the three and nine month periods ended September 30, 1999, as compared to the same periods of 1998. The increase in the third quarter occurred because partnership properties that were in development or lease-up in 1998 are now complete and operating. The decrease for the nine month period resulted from $873,000 income recorded in 1998 from the refinancing of 801 Pennsylvania Avenue, representing interest on our advances and 50% participation in excess financing proceeds. This decrease was partially offset by improvement in operations from the properties in development or lease-up in 1998.

Interest expense for the three and nine month periods through September 30, 1999, increased by $1.2 million and $4.1 million over the same periods in 1998. Property acquisitions in 1998 and 1999 caused increases of $793,000 and $2.2 million. In addition, increased interest expense of $573,000 and $2.1 million for the same periods occurred because mortgage loan balances have increased by $46.4 million since December 31, 1997, from long term and interim mortgage financing, including advances under lines of credit. Decreases of $85,000 and $238,000 in interest expense resulted from properties sold in 1998 and 1999.

Depreciation expense increased by $1.1 million and $2.6 million for the three and nine month periods through September 30, 1999, compared to 1998. Of both increases, $358,000 resulted from the reclassification of one property from held for sale to held for investment effective September 30, 1999. An additional $510,000 of the increase for the nine month period resulted from the reclassification of four properties from held for sale to held for investment effective June 30, 1999. The rest of the increases are due primarily to the properties acquired in 1998 and 1999.

Because Tarragon acquired TRA in 1998, we no longer pay advisory fees. The advisory fee was an incentive fee of 16% of adjusted funds from operations, as defined in the advisory agreement. See "Funds from Operations" below for the calculation and definition of funds from operations.

General and administrative expenses increased by $1.8 million and $5.5 million for the three and nine month periods through September 30, 1999, compared to 1998. Most of those increases occurred because Tarragon is now paying costs previously borne by its advisor instead of paying advisory fees, property management fees, and acquisition and refinancing fees that were paid under the advisory agreement.

During the first nine months of 1999, Tarragon had gains of $8.6 million from sale of four properties and portions of two other properties. Tarragon also had a gain of $231,000 from an insurance settlement and incurred an expense of $350,000 in a litigation settlement.

During the first nine months of 1998, Tarragon had gains of $1.3 million from sale of one property and $123,000 from sale of marketable equity securities.

Extraordinary expenses of $248,000 during the nine months through September 30, 1999, and $919,000 in the same period in 1998 were incurred because of prepayment penalties and write-off of deferred financing expenses related to refinancings of mortgage debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Funds from Operations

Please read this discussion of funds from operations, or FFO, along with all of the Consolidated Financial Statements and Notes included at Item 1 and with the discussion above in "Liquidity and Capital Resources" and "Results of Operations."

FFO for the three and nine month periods ended September 30, 1999 and 1998, are as follows (unaudited) (dollars in thousands):

                                            For the Three Months       For the Nine Months
                                            Ended September 30,        Ended September 30,
                                            --------------------      --------------------
                                             1999          1998         1999         1998
                                            -------      -------      -------      -------
Net income (loss) .....................     $ 2,624      $(1,199)     $ 4,280      $    94
Extraordinary items ...................          --          589          248          919
Litigation settlement .................          --           --          350           --
Gain on insurance settlement ..........          --           --         (231)          --
Gain on sale of real estate ...........      (4,310)          --       (8,571)      (1,275)
Depreciation and amortization of
  real estate assets ..................       2,700        1,635        8,131        5,506
Depreciation and amortization of
  real estate assets of partnerships ..         952          660        2,686        1,093
Distributions from partnerships in
  excess of investments in the
  partnerships ........................          (9)         (71)          (9)        (338)
                                            -------      -------      -------      -------
Funds from operations .................     $ 1,957      $ 1,614      $ 6,884      $ 5,999
                                            =======      =======      =======      =======

Tarragon considers FFO to be an appropriate measure of the performance of an equity REIT. FFO, as defined by the National Association of Real Estate Investment Trusts, or NAREIT, equals net income (loss), computed in accordance with generally accepted accounting principles, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. The amortization of deferred financing costs is not added back to net income (loss) in our calculation, consistent with our historical method of calculating FFO. In October 1999, NAREIT clarified the definition of FFO. Consistent with this clarification, nonrecurring items that are not defined as extraordinary under generally accepted accounting principles will be reflected in the calculation of FFO. Extraordinary items and gains and losses from sales of depreciable operating property will continue to be excluded from FFO. The clarification of FFO is effective January 1, 2000. We will report FFO using the clarification beginning in the first quarter of 2000. We believe that FFO is useful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, investing activities, and financing activities, it provides investors an understanding of our ability to incur and service debt and to make capital expenditures. We also believe that a clear understanding of our operating results is best gained by examining FFO along with net income
(loss) as shown in the Consolidated Financial Statements included at Item 1. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles, and is not an alternative to net income as an indication of our operating performance or to cash flow as a measure of liquidity, nor is it necessarily indicative of cash available to fund cash needs and cash dividends. Our calculation of FFO may be different from the methods used by other REITs and, therefore, may not be comparable to other REITs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Funds From Operations (Continued)

Included in FFO for the nine months ended September 30, 1998, are gains of $123,000 from sale of investments in marketable equity securities.

Allowance for Estimated Losses and Provisions for Losses

Tarragon periodically reviews the carrying values of properties held for sale. We are required by generally accepted accounting principles not to carry a property held for sale at greater than its cost or its estimated fair value less costs to sell. In instances where a property's estimated fair value less costs to sell is less than its carrying value at the time of evaluation, we provide an allowance for loss by making a charge against operations. Our review of properties held for sale generally includes selective site inspections, comparing the property's current rents to market rents, reviewing the property's expenses and maintenance requirements, discussions with the property manager, and a review of the surrounding area. We may make adjustment of estimated fair value based on future reviews.

Tarragon also evaluates its properties held for investment for impairment whenever events or changes in circumstances indicate that a property's carrying value may not be recoverable. This evaluation generally consists of reviewing the property's cash flow and current and projected market conditions, as well as changes in general and local economic conditions. If we conclude that a property has been impaired, we reduce its carrying value by making a charge against current earnings to reduce the carrying value of the property to its estimated fair value.

Environmental Matters

Under federal, state, and local environmental laws, ordinances, and regulations, Tarragon may be liable for removal or remediation costs, as well as other costs (such as fines or injuries to persons and property) where our employees may have arranged for removal, disposal, or treatment of hazardous or toxic substances. In addition, environmental laws impose liability for release of asbestos-containing materials into the air, and third parties can seek recovery from Tarragon for personal injury associated with those materials. We are not aware of any liability relating to these matters that would have a material adverse effect on our business, financial position, or results of operations.

Tax Matters

As discussed in our Annual Report on Form 10-K for the year ended December 31, 1998, we have elected and, in our opinion, qualified to be taxed as a Real Estate Investment Trust, as that term is defined in Sections 856 through 860 of the Internal Revenue Code of 1986. A REIT is required to distribute at least 95% of its REIT taxable income, plus 95% of its net income from foreclosure property, as defined in Section 857 of the Internal Revenue Code of 1986, on an annual basis to shareholders. We are currently considering terminating our status as a REIT. If we do so, we do not expect this to impact our current dividend policy.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Impact of Year 2000 Issues

The change of the year from 1999 to 2000 presents problems for business and individual users of many kinds of computer software and hardware. The well-publicized issue of calculations made using a two-digit field rather than four arose from computer programs with date-sensitive software that may recognize a date using "00" as the year 1900 rather than the year 2000. In addition, 2000 is a special case leap year. The failure to determine an accurate date in 2000 can result in system failures or miscalculations and disruptions of operations, including a temporary inability to process transactions, process invoices, or engage in other normal business activities. Tarragon has taken steps to address Year 2000 issues.

State of Readiness

   Some of Tarragon's computer equipment and software were found not to be Year 2000 compliant. We have installed Year 2000 compliant equipment and have upgraded our software to Year 2000 compliant versions. These upgrades, completed in September 1999, were necessary because of advances in technology but were accelerated to assure that our computer systems will be ready as the year turns. Other equipment with embedded computer controls, such as elevators in commercial buildings, sprinkler systems, security gates, and security alarms, may also be at risk, but we believe any problems in those areas will not have a material effect on our business.

   We have determined that external property management companies that manage several of our properties have made similar upgrades for their particular systems and any business impact from their non-compliance is likely to be minimal to non-existent.

   Other third parties with which we do business, such as utility companies, banks, and phone companies, faced the same issue. We believe there is little risk that these companies will not be Year 2000 compliant.

Costs to Address Year 2000 Issues

   Tarragon and its acquired subsidiaries have spent approximately $25,000 replacing noncompliant hardware and approximately $120,000 for accounting software conversion, including consulting fees. We are also upgrading the accounting/property management software at our properties. The property software was provided free of charge by the software manufacturer. We expect to spend another $24,000 for software conversion, primarily for consulting and training, and $5,000 for additional hardware.

Risks of Year 2000 Issues

   Material risks of the Year 2000 issue include the following. If our computer systems and software were not upgraded prior to 2000, our ability to provide timely financial information would be impaired. Our ability to provide financial information would also be affected if computer systems of our banks were not Year 2000 compliant. Tenants at our properties could be inconvenienced or harmed if the computer systems of utility companies which provide services to the properties are not Year 2000 compliant. However, we believe it unlikely that banks and utility companies will not be Year 2000 compliant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Impact of Year 2000 Issues  (Continued)

Contingency Plans

    Based on our perceived needs, our contingency plan is to have our information systems and property support staff completely available for the first two weeks of 2000. During this time, property management personnel will be prepared to identify and resolve any unusual events that might occur.

Risks Associated with Forward-Looking Statements Included in this Form 10-Q

This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are intended to be covered by the safe harbors created in those Acts. These statements include our plans and objectives for future operations, including plans and objectives for capital expenditures on our properties. The forward-looking statements we have made are based on our current expectations and involve risks and uncertainties. We made assumptions that involve our judgment with respect to future economic, competitive, and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are not in our control. Although we believe the assumptions are reasonable, any of them could be inaccurate, and, therefore, we make no assurance that the forward-looking statements we have made will prove to be accurate. In light of the significant uncertainties inherent in our forward-looking statements, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Tarragon is exposed to market risk from changes in interest rates which may adversely affect its financial position, results of operations, and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage our exposures through regular operating and financing activities. We do not use financial instruments for trading or other speculative purposes.

At September 30, 1999, Tarragon had about $106.2 million of variable rate debt. The primary base rate is the 30-day LIBOR. Using this balance of debt, if LIBOR or any other indexes on which the rates are based, increased by 100 basis points (1%), our earnings and cash flows would decrease by $1.1 million. On the other hand, if interest rates decreased by 100 basis points, our earnings and cash flows would increase by $1.1 million.

The estimated fair value of Tarragon's variable rate debt at September 30, 1999, is $106.2 million. A 100 basis point increase in interest rates would result in a $1.3 million decrease in the fair value of that debt, and a 100 basis point decrease in interest rates would result in a $1.3 million increase in the fair value of the debt.

Tarragon has entered into reverse repurchase agreements with an investment bank for three mortgage-backed securities, or MBSs, secured separately by mortgages on three of our properties. If market interest rates increase, the value of the MBSs generally decreases, which would require us to deposit more funds with the investment bank (assuming no change in margin requirements). Decreases in market interest rates generally increase the value of the MBSs and allow the release to us of margin funds held by the investment bank (again assuming no change in margin requirements). The repurchase price of the MBSs bears interest at a variable rate based on LIBOR. An increase in interest rates of 100 basis points would result in a decrease of $210,000 in our earnings and a decrease of $1.2 million in our cash flow. A 100 basis point decrease in interest rates would result in an increase of $213,000 in our earnings and an increase of $922,000 in our cash flow.

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


                                         TARRAGON REALTY INVESTORS, INC.


Date:  November 15, 1999                 By: /s/ William S. Friedman
      ------------------                    ------------------------------------
                                             William S. Friedman
                                             President, Chief Executive
                                             Officer, and Director





Date:  November 15, 1999                 By: /s/ Erin D. Davis
      ------------------                    ------------------------------------
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