Form 10-K
period 1999-12-31
TARRAGON REALTY INVESTORS INC
filed 2000-03-30
CIK 1038217

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(mark one)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]*

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                             -----------------

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        FOR THE TRANSITION PERIOD FROM                 TO
                                       ----------------   ----------------------

                          COMMISSION FILE NUMBER 0-8003
                                                 ------

                         TARRAGON REALTY INVESTORS, INC.
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           NEVADA                                                94-2432628
---------------------------------                            -----------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


280 PARK AVENUE, EAST BUILDING, 20TH FLOOR, NEW YORK, NY             10017
--------------------------------------------------------          ------------
         (Address of principal executive offices)                   (Zip Code)



Registrant's telephone number, including area code  (212) 949-5000
                                                    --------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 20, 2000, the Registrant had 7,970,801 shares of common stock outstanding. Of the total shares outstanding, 4,954,216 were held by other than those who may be deemed to be affiliated, for an aggregate value of $50,780,714 based on the last trade as reported by the National Association of Securities Dealers Automated Quotation System on March 20, 2000. The basis of this calculation does not constitute a determination by the Registrant that all of such persons or entities are affiliates of the Registrant as defined in rule 405 of the Securities Act of 1933, as amended.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K

                                                                                                   Page
                                                                                                   ----
                                                 PART I

Item 1.      Business......................................................................         3

Item 2.      Properties....................................................................         6

Item 3.      Legal Proceedings.............................................................        13

Item 4.      Submission of Matters to a Vote of Security Holders...........................        13

                                                 PART II

Item 5.      Market for Registrant's Common Equity
                and Related Stockholder Matters............................................        14

Item 6.      Selected Financial Data........................................................       15

Item 7.      Management's Discussion and Analysis of Financial Condition and
                Results of Operations......................................................        18

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk....................        25

Item 8.      Financial Statements and Supplementary Data...................................        26

Item 9.      Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure.......................................................        68

                                                PART III

Item 10.     Directors and Executive Officers of the Registrant............................        68

Item 11.     Executive Compensation........................................................        72

Item 12.     Security Ownership of Certain Beneficial Owners and Management................        75

Item 13.     Certain Relationships and Related Transactions................................        79

                                                 PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............        80

             Signature Page................................................................        82

                                     PART I

ITEM 1.  BUSINESS

General

Tarragon Realty Investors, Inc., is a growth oriented, fully integrated real estate development, acquisition, and management company. We control approximately 17,000 apartment units and almost 2.5 million square feet of commercial space located throughout the continental United States, with concentrations in Florida, Texas, California, and Connecticut. Our primary business and only industry segment is investing in and developing income-producing real estate directly and through partnerships and joint ventures. In February 2000, Tarragon elected not to be treated as a real estate investment trust ("REIT") for federal income tax purposes in order to be able to engage more fully in real estate operating activities.

We were incorporated in Nevada on April 2, 1997. We are the ultimate successor in interest to Vinland Property Trust, a California business trust originally established in July 1973, and National Income Realty Trust ("NIRT"), also a California business trust, organized in October 1978.

In November 1998, we merged with NIRT, with Tarragon as the surviving entity. In the merger, NIRT stockholders received 1.97 shares of Tarragon common stock for each share of beneficial interest of NIRT they held. Immediately following the merger, we acquired Tarragon Realty Advisors, Inc., our advisor since March 1994 and NIRT's advisor since April 1994, from William S. Friedman and his wife, Lucy
N. Friedman, for 100,000 shares of Tarragon common stock and options to acquire 350,000 additional shares at prices ranging between $13 and $16 per share. Mr. Friedman also received options to acquire an additional 450,000 shares at prices ranging between $12 and $15 per share in connection with his employment agreement with Tarragon. Mr. Friedman is our President, Chief Executive Officer, and a member of our Board of Directors, and Mr. and Mrs. Friedman are our principal stockholders.

Tarragon's common stock is traded on the NASDAQ National Market System under the symbol "TARR." Our principal executive offices are located at 280 Park Avenue, East Building, 20th Floor, New York, New York 10017, telephone number 212-949-5000.

Business Plan and Investment Policy

Due to the nature and diversity of our properties and tenants, our business is not seasonal. Our primary investment objective is to increase the value of our real estate holdings per common share and, secondarily, to maximize funds from operations and dividends to stockholders. As a matter of policy, cash dividends to stockholders have been held to less than fifty percent of funds from operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts (see ITEM 6. "SELECTED FINANCIAL DATA - Other Data" for the definition of FFO).

Our real estate portfolio currently consists primarily of multifamily and commercial properties, including office buildings and shopping centers, having established income-producing capabilities. Our policy is to continuously improve the performance and value of our existing properties through intensive management and consistent capital improvements.

We also seek to improve the quality of our overall portfolio through development of new projects and through selective and opportunistic acquisitions. In selecting real estate for purchase, we consider the future prospects, location, age and type of property, gross rentals, lease terms, financial and business standing of tenants, operating expenses, fixed charges, land values, and physical condition of the property. We often acquire under-managed and under-performing multifamily projects that are not considered of institutional quality in areas where we presently operate to enhance the efficiency of our existing portfolio. The actual number and mix in type of income-producing real estate and real estate interests which we acquire will depend on the particular real estate, market conditions, and other circumstances existing at the time of acquisition. We also intend to invest increasing amounts in new construction and development projects, either directly or in partnership with others.

We have financed acquisitions, development and capital improvements largely through mortgages and internally generated funds, as well as through property sales. We expect property sales and borrowings to provide the bulk of funds available for investment in the future, so the availability and cost of long-term mortgage funds are key factors in our ability to continue to make new investments without additional equity offerings.

Currently, Tarragon has approximately 380 employees, including 280 site-level property employees (such as property managers and maintenance staff) and 100 corporate employees. Tarragon has employment contracts only with Mr. Friedman and Mr. Robert C. Rohdie, President and Chief Executive Officer of Tarragon Development Corporation, a wholly-owned subsidiary of Tarragon, and a member of our Board of Directors since February 2000. See ITEM 11. "EXECUTIVE COMPENSATION" for the terms of their employment contracts.

Competition

Tarragon has not experienced difficulty in locating investment opportunities. We believe that ownership of properties in which we invest is highly fragmented among individuals, partnerships, public and private corporations, and REITs. No single entity or person dominates the market for such properties. At any given time, a significant number of apartment properties are available for purchase in the various markets where we seek additional acquisitions. We believe that there is and will continue to be a strong demand for well-maintained, affordable housing in these markets and that the factors discussed above provide a market where a sufficient number of attractive investment opportunities will be available to allow Tarragon to continue to expand through acquisitions as well as through the development of new properties. However, since the success of any multifamily real estate investment is affected by factors outside of our control, including general demand for apartment living, interest rates, operating costs, and job growth, there can be no assurance that we will be successful in our strategy to continue to expand through acquisitions and development.

Certain Factors Associated with Real Estate and Related Investments

Tarragon is subject to the risks associated with ownership, operation, and financing of real estate. These risks include, but are not limited to, liability for environmental hazards; changes in general or local economic conditions; changes in interest rates and the availability of permanent mortgage financing which may render the acquisition, sale, or refinancing of a property difficult or unattractive and which may make debt service burdensome; changes in real estate and zoning laws; changes in income taxes, real estate taxes, or federal or local economic or rent controls; floods, earthquakes, and other acts of nature; and other factors beyond our control. The illiquidity of real estate investments generally may impair our ability to respond promptly to changing circumstances. We believe that some of these risks are partially mitigated by the diversification by geographic region and property type of our real estate. However, to the extent new investments continue to be concentrated in any particular region or property type, the advantages of diversification may diminish.

Acquisition of Joint Venture Interests

On February 7, 2000, Tarragon acquired the interests of Robert C. Rohdie and his affiliates in ten apartment communities recently completed or currently under construction, as well as in all joint venture development projects still in the planning stages, for a total value of up to $10,000,000. Mr. Rohdie, Tarragon's joint venture partner in the development of these projects, contributed his equity interests to an operating partnership formed by Tarragon in exchange for a preferred interest in the operating partnership and a guaranteed fixed return of $200,000 for the first two years, increasing by $40,000 per year for the next five years, plus an annual amount equal to the dividends payable on 96,385 shares of Tarragon common stock. In addition, upon completion and lease-up of each of the five identified apartment communities presently under construction or in advanced stages of development planning, Mr. Rohdie will receive an increase in his guaranteed fixed return based upon the previously agreed value of his equity in the completed property. After one year, Mr. Rohdie has the right to convert his preferred interest in the operating partnership into 96,385 shares of our common stock and preferred stock with a face value of up to $8 million and a like dividend to his guaranteed fixed return from the operating partnership. If we do not have available an issue of preferred stock outstanding at the time of the conversion, or at our discretion, we may pay the cash value of Mr. Rohdie's preferred interest over three years.

In connection with this transaction, Tarragon formed a new development subsidiary to expand our real estate development and renovation program. Mr. Rohdie joined Tarragon as President and Chief Executive Officer of Tarragon Development Corporation and as a member of our Board of Directors effective February 7, 2000.

Termination of REIT Status

On February 29, 2000, Tarragon filed a "Revocation of REIT Election" with the Internal Revenue Service, effectively terminating our REIT status for the 2000 tax year. We first issued a press release announcing that we were contemplating terminating our REIT status on October 28, 1999. The primary consideration in the Board's decision to revoke our REIT election was the "5 or 50" rule: in order to qualify as a REIT for federal income tax purposes, no more than 50% in value of our outstanding common stock could be owned, actually or constructively, by five or fewer individuals. Because our five largest stockholders already own close to 50% of our outstanding common stock, the "5 or 50" rule limited our ability to attract institutional investors and to continue our stock repurchase program. Our Board of Directors determined that these actions were important to enhance stockholder value.

In addition, as a REIT, Tarragon could not engage in certain types of real estate operations, such as condominium conversions, which the Board considered to be attractive and potentially profitable lines of business. Because we have substantial net operating loss carryforwards, the historical advantage of REIT status, i.e. the ability to shield taxable income from double taxation at the corporate and stockholder levels, appeared to be outweighed, in the Board's judgment, by the disadvantages associated with these restrictions on operations and share ownership.

ITEM 2.  PROPERTIES

At December 31, 1999, our real estate portfolio consisted of 107 properties, 33 of which were owned through partnerships, including 76 apartment communities, 10 office buildings, 13 retail buildings, seven tracts of land, and one house held for rental. Of these properties, 93 were held for investment. The remaining 14 properties, some of which were obtained through foreclosure of collateral securing mortgage loans receivable, were held for sale. We believe our properties are adequately covered by liability and casualty insurance, consistent with industry standards.

The following table summarizes certain information about our apartment and commercial properties, including those owned through partnerships, by state. The number of apartment units includes 506 units under construction owned through partnerships and 320 units under construction owned directly.


                         Tarragon Realty Investors, Inc.
                         Real Estate Summarized By State
                                December 31, 1999


                                                                          Mortgage Loans Secured by Real Estate
                                                          -----------------------------------------------------------------
                                                                                  (dollars in thousands)

                           Number
                              of          Commercial                        Weighted        Balance
                          Apartment         Square         12/31/99         Average         Due at
                            Units          Footage         Balance         Interest        Maturity       Maturity Dates
                         -----------     -----------     -----------       -----------     -----------     ----------------
California                       973         227,473      $   39,293             7.48%     $    37,008      Jan-00 - Nov-29
Colorado                         760              --          19,400             9.01%          19,400      May-00 - Jun-00
Connecticut                    2,580         163,986          87,740             7.64%          85,479      Jun-00 - Aug-08
Florida                        5,604         463,151         194,623             8.54%         167,540      May-00 - Jan-19
Georgia                          360         144,732          25,421             7.46%          23,567      May-01 - Jun-09
Illinois                          --         105,363           1,850             8.48%           1,850          Jun-01
Kentucky                         424              --           8,400             7.47%           7,471      Jun-06 - Feb-09
Louisiana                        320              --           6,880             6.56%           5,907          Jan-09
Maryland                         459              --          16,472             7.88%             117          Jan-31
Michigan                         169          30,650           5,399             6.96%           4,715          Mar-08
Mississippi                       --         341,361              --               --               --             --
Nevada                            --          39,600           2,187             8.98%           2,157          Dec-04
North Carolina                    --           5,200              --               --               --             --
Ohio                             504              --           5,136             8.02%           4,416          Jan-06
Oklahoma                         394              --           7,408             7.51%           6,580      Feb-02 - Feb-10
Tennessee                        832              --          14,809             8.42%          13,965      Jun-00 - Dec-05
Texas                          2,010         260,597          67,117             8.27%          59,064      Feb-00 - Dec-05
Washington DC                     --          62,229           4,147             7.12%           3,959          Jun-03
Wisconsin                         --         214,620              --               --               --             --
                         -----------     -----------      ----------       ----------      -----------

                              15,389       2,058,962      $  506,282             7.99%     $   443,195
                         ===========     ===========      ==========       ==========      ===========

Notes:

(1) This schedule includes information about number of apartment units, commercial square footage, and mortgage loans on real estate owned both directly and through unconsolidated joint ventures. It does not include such information about land, the house held for rental, properties in early stages of development, or properties we manage in which we hold no ownership interest.

(2) Weighted average interest is based on the December 31, 1999, balance for each mortgage loan and is computed using the stated interest rates for fixed rate mortgages and the interest rates in effect as of December 31, 1999, for variable rate mortgages.

The following table lists each of our operating properties owned directly and through partnerships and presents certain operating and mortgage loan information for each property. The seven parcels of land, three properties with 826 apartment units currently under construction, and the house held for rental are not reflected on this schedule. One of the parcels of land is encumbered by a $2 million mortgage, and another is subject to a $1.1 million land loan. The property with 320 units under construction is encumbered by a construction loan of $13.3 million. The two properties with 506 units under construction are owned through partnerships and are encumbered by construction loans totaling $10.9 million.


                     [This space intentionally left blank.]

                         TARRAGON REALTY INVESTORS, INC.
                        SUMMARY OF OPERATING REAL ESTATE
                                DECEMBER 31, 1999

                                                                                           MORTGAGE LOANS SECURED BY REAL ESTATE
                                                                                           -------------------------------------
                                                                                               (DOLLARS IN THOUSANDS)

                                                 NUMBER OF         PHYSICAL     12/31/99             STATED  BALANCE
                                                 APARTMENT SQUARE  OCCUPANCY    MARKET     12/31/99 INTEREST  DUE AT    MATURITY
PROPERTY                   LOCATION                UNITS   FOOTAGE 12/31/99(a) RENT PSF(b) BALANCE   RATE(c) MATURITY    DATE
-------------------------- --------------------- --------- ------- ----------- ----------- -------- -------- --------   --------

Directly owned properties:

Apartments
Acadian Place              Baton Rouge, LA           120   143,450    92%       $  5.91     $ 3,217  6.56%  $ 2,759      Jan-09
Aspentree                  Dallas, TX                296   212,864    94%          9.61       3,784  8.33%    3,390      Nov-05
Bay West                   Bradenton, FL             299   323,774    71%          6.73       4,669  8.89%       --      Jan-19
Bayfront                   Houston, TX               200   172,720    94%          8.03       4,242  5.99%    3,605      Nov-08
The Brooks                 Addison, TX               104    94,176    97%          8.64       3,137  7.25%    2,735      Jun-09
Bryan Hill                 Bethany, OK               232   193,500    91%          6.11       3,429  6.93%    2,998      Jan-08
                                                                                                783  8.20%      692      Feb-10
Carlyle Towers             Detroit, MI               169   256,700    95%          6.72       5,399  6.96%    4,715      Mar-08
Collegewood                Tallahassee, FL           162    83,700    90%         10.78       1,993  8.98%    1,867      Nov-02
Cornell                    Los Angeles, CA            55    30,150    98%         18.09       2,369  6.16%    2,021      Nov-08
Courtyard at the Park      Miami, FL                 127   106,266   100%         10.38       4,250  8.48%    4,250      Jun-01
Creekwood North            Altamonte Springs, FL     180   166,500    97%          7.33       2,949  8.05%    2,678      May-06
Cross Creek                Lexington, KY             144   102,258    93%          9.78       2,528  7.54%    2,367      Oct-07
Desert Winds               Jacksonville, FL          152   121,056    97%          9.53       1,290  8.50%      341      Jul-10
Devonshire                 Denver, CO                760   512,800    94%         10.58      15,900  8.98%   15,900      Jun-00
                                                                                              3,500  9.13%    3,500      May-00
Diamond Loch               Fort Worth, TX            138   139,354    91%          7.79       3,445  6.80%    3,005      Mar-08
English Village            Memphis, TN               300   364,680    97%          6.15       5,809  7.56%    4,965      Dec-05
Fenway Hall                Los Angeles, CA            53    27,175    96%         15.60       1,266  8.13%      655      Oct-08
Forest Oaks                Lexington, KY             154   132,460    88%          7.64       2,868  8.16%    2,501      Jun-06
Fountainhead               Kissimmee, FL             184   187,080    92%          8.82       5,650  8.98%    5,650      Jun-00
French Villa               Tulsa, OK                  84    84,720    96%          8.76       1,906  6.82%    1,648      Jan-09
Heather Hills              Temple Hills, MD          459   401,029    95%         10.25      16,472  7.88%      117      Jan-31
Holly House                North Miami, FL            57    45,417    98%         10.59       1,739  6.57%    1,498      Nov-08
Kirklevington              Lexington, KY             126    99,080    98%          8.44       3,003  6.74%    2,604      Feb-09
Lake Point                 Memphis, TN               532   531,960    82%          5.66       9,000  8.98%    9,000      Jun-00
Landmark                   Tallahassee, FL           128   113,720    87%          7.47       1,500  8.98%    1,500      Jun-00
                                                                                              1,000  9.13%    1,000      May-00
Marina Park                Miami, FL                  90    83,700    98%         11.49       3,691  6.89%    3,215      Jun-08
Mariposa Manor             Los Angeles, CA            41    19,710    98%         10.99         736  7.75%      730      Apr-02
Martins Landing            Lakeland, FL              236   207,704    92%          8.00       4,689  7.65%    4,014      Dec-05
                                                                                              1,843  8.43%    1,684      Dec-05
Meadowbrook                Baton Rouge, LA           200   126,736    97%          8.98       3,663  6.56%    3,148      Jan-09
Mission Trace              Tallahassee, FL            96   104,400    85%          6.79       1,621  7.85%       --      May-06

                         TARRAGON REALTY INVESTORS, INC.
                         SUMMARYOF OPERATING REAL ESTATE
                                DECEMBER 31, 1999

                                                                                             MORTGAGE LOANS SECURED BY REAL ESTATE
                                                                                             -------------------------------------
                                                                                                    (DOLLARS IN THOUSANDS)

                                                 NUMBER OF           PHYSICAL     12/31/99             STATED  BALANCE
                                                 APARTMENT  SQUARE   OCCUPANCY    MARKET     12/31/99 INTEREST  DUE AT    MATURITY
PROPERTY                   LOCATION                UNITS    FOOTAGE  12/31/99(a) RENT PSF(b) BALANCE   RATE(c) MATURITY    DATE
-------------------------- --------------------- --------- --------- ----------- ----------- -------- -------- --------   --------

Directly owned properties:

Apartments
Mission Trace (continued)                                                                    $   212    7.60%  $     --    May-06
Morningside                Jacksonville, FL         112       89,200     96%         7.68      1,574    8.35%     1,474    Apr-03
Mustang Creek              Arlington, TX            120      167,880     93%         7.54      4,600    8.48%     4,600    Jun-01
                                                                                                 805    8.48%       805    Jun-01
Newport                    Jacksonville, FL         152      139,364     94%         9.96      4,931    8.18%     4,498    Apr-06
Palm Court                 Miami, FL                144      125,280     92%         9.38      2,816    9.67%     2,525    Dec-04
Palm Grove                 Orlando, FL              142       98,017     96%         9.07      1,251    8.50%        --    Feb-12
Park Dale Gardens          Dallas, TX               224      206,640     94%         7.28      2,808    8.30%     2,448    Jul-05
Park Norton                Los Angeles, CA           55       21,744     95%        13.05        527    5.69%       490    Jun-05
Park Place                 Los Angeles, CA           39       15,640     97%        12.59         --      --         --        --
Pinecrest                  Ft. Lauderdale, FL       326      227,541     95%        15.70     14,152    7.96%     8,799    Apr-17
                                                                                               3,195    7.81%     2,794    Apr-07
Prado Bay                  North Bay Village, FL    124      109,756     90%        11.27      4,704    7.05%     4,124    Jan-08
The Regent                 Jacksonville, FL         304      288,320     89%         6.29      4,900    8.48%     4,900    Jun-01
River City Landing         Jacksonville, FL         352      357,200     81%         6.80      7,743    8.98%     7,743    Jun-00
Riverside                  Austin, TX               145      109,068     98%        11.17      4,114    7.16%     3,627    Dec-07
                                                                                                 877    8.09%       775    Jan-10
Silver Creek               Tallahassee, FL          152      144,240     93%         7.31      1,220    8.50%        --    May-12
Southern Elms              Tulsa, OK                 78       65,668     95%         7.91      1,290    9.68%     1,242    Feb-02
Summit on the Lake         Ft. Worth, TX            198      138,262     91%         9.48      4,666    6.35%        --    Aug-27
Vistas at Lake Worth       Ft. Worth, TX            265      244,639     83%         9.04      9,500    8.74%     9,500    May-00
Woodcreek                  Jacksonville, FL         260      199,484     95%         8.43      6,986    6.79%     6,057    Sep-08
                                                  -----    ---------    ---     ---------   --------    ----   --------
APARTMENTS (d)                                    9,070    7,936,782     91%         8.45    216,211    8.00%   167,153
                                                  -----    ---------    ---     ---------   --------    ----   --------

Office Buildings
1505 Highway 6             Houston, TX               --       62,934     26%        14.94      2,000    8.97%     2,000    Nov-01
Emerson Center (e)         Atlanta, GA               --      126,979     89%        14.88      6,915    7.38%     6,915    Feb-03
Northwest O'Hare           Des Plaines, IL           --      105,363     86%        15.54      1,850    8.48%     1,850    Jun-01
Orlando Central Park       Orlando, FL               --      138,574     75%        15.82      8,000    9.73%     8,000    Jun-01
Park 20 West               Tallahassee, FL           --       69,065     99%        14.81      1,831    8.68%     1,415    Mar-06
Rancho Sorrento (f)        San Diego, CA             --      147,973     85%        10.49      2,494    9.00%     2,400    Aug-00
                                                                                               2,481    8.13%     1,598    Mar-09
Tarzana Towne Plaza        San Diego, CA             --       37,208     72%        21.83      2,897    9.81%     2,613    Nov-06
                                                  -----    ---------    ---     ---------   --------    ----   --------
OFFICE BUILDINGS (d)                                 --      688,096     79%        14.60     28,468    8.76%    26,791
                                                  -----    ---------    ---     ---------   --------    ----   --------

                                              TARRAGON REALTY INVESTORS, INC.
                                             SUMMARY OF OPERATING REAL ESTATE
                                                     DECEMBER 31, 1999


                                                                NUMBER OF                PHYSICAL        12/31/99
                                                                APARTMENT    SQUARE      OCCUPANCY         MARKET
PROPERTY                                    LOCATION              UNITS      FOOTAGE     12/31/99(a)    RENT PSF(b)
---------------------------------------    ------------------   ---------   ---------    -----------    -----------
Directly owned properties:

Shopping Centers
Briarwest                                  Houston, TX             --          25,323         86%         $14.10
Emerson Center (e)                         Atlanta, GA             --          17,753        100%          15.52
Jackson Square                             Jackson, MS             --         341,361         37%           3.49
K-Mart Plaza  (g)                          Charlotte, NC           --           5,200        100%          17.88
K-Mart Plaza                               Temple Terrace, FL      --          63,887        100%           3.65
Lakeview Mall                              Manitowoc, WI           --         214,620         33%           3.28
Mariner Plaza                              Panama City, FL         --          52,288         98%           6.30
Midland Plaza                              Midland, MI             --          30,650        100%           3.38
Midway Mills                               Carrollton, TX          --          72,065         87%          11.79
Northside Center (h)                       Gainesville, FL         --         139,337         99%           4.23
Stewart Square                             Las Vegas, NV           --          39,600         97%          10.78
Times Square                               Lubbock, TX             --          19,550         84%           6.84
University Center (i)                      Waco, TX                --          80,725         43%           4.85
                                                                -----       ---------        ---          ------
SHOPPING CENTERS (d)                                               --       1,102,359         62%           5.31
                                                                -----       ---------        ---          ------
TOTAL DIRECTLY OWNED (d)                                        9,070       9,727,237         87%         $ 8.53
                                                                -----       ---------        ---          ------

Properties owned through partnerships:

801 Pennsylvania Avenue
801 Pennsylvania Avenue Office Building    Washington, DC          --          62,229         88%          28.15

Ansonia Apartments, L.P. (70%)
Autumn Ridge                               East Haven, CT         116          46,400         97%          14.99
Dogwood Hills                              Hamden, CT              46          39,698         98%          11.79
Emerald Point                              New London, CT         253         108,790         82%          12.78
Fox Run                                    Ledyard, CT            172         146,028         92%           9.47
Foxon Woods                                East Haven, CT          78          39,000         91%          14.60
Groton Towers                              Groton, CT             114          75,582         92%          13.07
Gull Harbor                                New London, CT          65          39,390         89%          11.63
Hamden Center                              Hamden, CT              65          41,145         95%          13.88
Lakeview                                   Waterbury, CT           88          74,272         98%           8.54
Meriden East                               Meriden, CT             66          49,698         97%           9.84



                                              MORTGAGE LOANS SECURED BY REAL ESTATE
                                           --------------------------------------------
                                                     (DOLLARS IN THOUSANDS)

                                                       STATED     BALANCE
                                           12/31/99   INTEREST     DUE AT      MATURITY
PROPERTY                                   BALANCE     RATE(c)    MATURITY       DATE
---------------------------------------    --------   --------    --------     --------
Directly owned properties:

Shopping Centers
Briarwest                                  $ 1,653       9.23%     $  1,603     Nov-04
Emerson Center (e)                              --         --            --         --
Jackson Square                                  --         --            --         --
K-Mart Plaza  (f)                               --         --            --         --
K-Mart Plaza                                   760       8.50%           70     May-05
Lakeview Mall                                   --         --            --         --
Mariner Plaza                                1,709       7.15%        1,467     Jan-09
Midland Plaza                                   --         --            --         --
Midway Mills                                 3,979       8.64%        3,465     Dec-05
Northside Center (g)                         1,383       9.00%           --     Nov-05
Stewart Square                               2,188       8.98%        2,156     Dec-04
Times Square                                    --         --            --         --
University Center                            1,100       9.48%        1,100     Feb-00
                                           -------     ------      --------
SHOPPING CENTERS (d)                        12,772       8.68%        9,861
                                           -------     ------      --------
TOTAL DIRECTLY OWNED (d)                   257,451       8.11%      203,805
                                           -------     ------      --------

Properties owned through partnerships:

801 Pennsylvania Avenue
801 Pennsylvania Avenue Office Building      4,147       7.12%        3,959     Jun-03

Ansonia Apartments, L.P. (70%)
Autumn Ridge                                 1,459       7.25%        1,372     Dec-02
Dogwood Hills                                2,009       8.00%        2,009     Nov-02
Emerald Point                                3,482       8.00%        3,482     Nov-02
Fox Run                                      5,797       7.09%        5,012     Aug-08
Foxon Woods                                  1,964       7.09%        1,687     Aug-08
Groton Towers                                4,180       7.60%        4,180     Aug-01
Gull Harbor                                  1,200       8.00%        1,200     Nov-02
Hamden Center                                2,908       8.00%        2,908     Nov-02
Lakeview                                     2,420       8.00%        2,420     Jun-00
Meriden East                                 1,387       7.33%        1,304     Dec-02

                         TARRAGON REALTY INVESTORS, INC.
                        SUMMARY OF OPERATING REAL ESTATE
                                DECEMBER 31, 1999


                                                                    NUMBER OF              PHYSICAL      12/31/99
                                                                    APARTMENT   SQUARE    OCCUPANCY       MARKET
PROPERTY                                      LOCATION                UNITS     FOOTAGE   12/31/99(a)   RENT PSF(b)
----------------------------------------      ------------------    ---------   -------   -----------   -----------

Properties owned through partnerships:

Ansonia Apartments, L.P. (70%)
Ocean Reef                                    New London, CT           163      121,272       91%         $ 11.88
Parkview                                      Naugatuck, CT            160      150,240       97%            9.33
Sagamore Hills                                Middletown, CT           212      160,272       89%           11.00
Sandalwood                                    New London, CT            39       21,840       82%           11.25
Whalers' Point/Nutmeg Woods                   New London, CT           382      276,950       87%           11.50
Woodcliff Estates                             East Hartford, CT        561      371,943       84%           11.56

Antelope Pines Estates, L.P. (49%)
Antelope Pines                                Lancaster, CA            314      311,888       94%            7.07

Danforth National Apartments, Ltd. (80%)
The Club at Danforth                          Jacksonville, FL         288      305,460       92%            8.72

Larchmont Associates, L.P. (57%)
Larchmont West                                Toledo, OH               504      340,094       87%            6.91

Merritt 8 Acquisitions, L.L.C. (80%)
Merritt 8 Corporate Park                      Stratford, CT             --      163,986       97%           17.07

National Omni Associates, L.P. (70%)
5600 Collins Avenue                           Miami Beach, FL          289      372,939       86%           13.29

Orange National Partners, L.P. (50%)
Vineyard at Eagle Harbor                      Orange Park, FL          328      354,136       65%            8.58

RI Panama City, Ltd. (50%)
Harbour Green                                 Panama City, FL          200      205,200       81%            8.68

RI Windsor, Ltd. (50%)
Mayfaire at Windsor Parke                     Jacksonville, FL         324      339,886       93%            9.93

Sacramento Nine (70%)
Prospect Park Office Building                 Rancho Cordova, CA        --       42,292      100%           18.52



                                                       MORTGAGE LOANS SECURED BY REAL ESTATE
                                            ---------------------------------------------------------
                                                             (DOLLARS IN THOUSANDS)

                                                           STATED         BALANCE
                                            12/31/99       INTEREST         DUE AT           MATURITY
PROPERTY                                    BALANCE        RATE(c)        MATURITY            DATE
----------------------------------------    --------      ---------      ------------        --------

Properties owned through partnerships:

Ansonia Apartments, L.P. (70%)
Ocean Reef                                    $ 5,166         8.00%        $ 5,166            Nov-02
Parkview                                        4,848         7.60%          4,595            Jun-01
Sagamore Hills                                  4,343         8.00%          4,193            Jun-01
Sandalwood                                      1,242         8.00%          1,242            Nov-02
Whalers' Point/Nutmeg Woods                    13,757         7.00%         13,478            Aug-01
Woodcliff Estates                              13,577         7.00%         13,231            Jul-01

Antelope Pines Estates, L.P. (49%)
Antelope Pines                                 11,700         6.25%         11,700            Nov-29

Danforth National Apartments, Ltd. (80%)
The Club at Danforth                           15,028         7.56%         13,077            Oct-09

Larchmont Associates, L.P. (57%)
Larchmont West                                  5,136         8.02%          4,416            Jan-06

Merritt 8 Acquisitions, L.L.C. (80%)
Merritt 8 Corporate Park                       18,000         7.86%         18,000            Sep-01

National Omni Associates, L.P. (70%)
5600 Collins Avenue                            24,800         7.65%         24,800            Feb-01

Orange National Partners, L.P. (50%)
Vineyard at Eagle Harbor                       15,683         8.46%         15,683            Feb-01

RI Panama City, Ltd. (50%)
Harbour Green                                   9,525         7.40%          9,525            Nov-04

RI Windsor, Ltd. (50%)
Mayfaire at Windsor Parke                      18,830         7.56%         16,386            Oct-09

Sacramento Nine (70%)
Prospect Park Office Building                      23         7.96%             --            Jan-00

                         TARRAGON REALTY INVESTORS, INC.
                        SUMMARY OF OPERATING REAL ESTATE
                                DECEMBER 31, 1999


                                                                 NUMBER OF                        PHYSICAL         12/31/99
                                                                 APARTMENT        SQUARE          OCCUPANCY          MARKET
PROPERTY                                     LOCATION              UNITS          FOOTAGE        12/31/99(a)      RENT PSF(b)
--------------------------------------       -------------       ---------       ----------      -----------      -----------

Properties owned through partnerships:

Tarragon Savannah, L.P. (50%)
The Links at Georgetown                      Savannah, GA             250           291,626              92%         $ 7.81

Woodcreek Garden Apartments, L.P.
     (49%)
Woodcreek Garden                             Lancaster, CA            416           369,696              89%           7.96

                                                                   ------        ----------             ---          ------
ALL PARTNERSHIP PROPERTIES (d)                                      5,493         4,921,952              86%          10.35
                                                                   ------        ----------             ---          ------
ALL PROPERTIES (d)                                                 14,563        14,649,189              87%         $ 9.14
                                                                   ======        ==========             ===          ======

                                                   MORTGAGE LOANS SECURED BY REAL ESTATE
                                           ---------------------------------------------------
                                                         (DOLLARS IN THOUSANDS)

                                                          STATED      BALANCE
                                           12/31/99       INTEREST     DUE AT         MATURITY
PROPERTY                                   BALANCE        RATE(c)     MATURITY          DATE
--------------------------------------     --------       --------    --------        --------

Properties owned through partnerships:

Tarragon Savannah, L.P. (50%)
The Links at Georgetown                    $ 14,088         7.31%     $ 12,234         Jun-09

Woodcreek Garden Apartments, L.P.
     (49%)
Woodcreek Garden                             12,800         6.22%       12,800         Apr-04
                                              2,000          .02%        2,000         Apr-04
                                           --------        -----      --------
ALL PARTNERSHIP PROPERTIES (d)              221,499         7.38%      212,059
                                           --------        -----      --------
ALL PROPERTIES (d)                         $478,950         7.77%     $415,864
                                           ========        =====      ========

(a) Represents physical occupancy as of the end of the last week of the fiscal year ended December 31, 1999.

(b) Represents annualized market rental rate per square foot at December 31, 1999, based upon scheduled rents at that date.

(c) For variable rate mortgages, the interest rate in effect at December 31, 1999, is presented.

(d) The total lines for physical occupancy, market rent per square foot, and interest rate represent weighted averages. The weighted average occupancy and rent are based on the square footage in each property. The weighted average interest rate is based on the December 31, 1999, mortgage balances.

(e) The $6.9 million mortgage is secured by both the office and retail portions of Emerson Center.

(f) The $2.5 million mortgage scheduled to mature in August 2000 was paid off in connection with the sale of three of the four buildings of Rancho Sorrento in January 2000.

(g) The former K-Mart store was sold for $1.1 million in May 1999. The remaining property consists of seven acres of land and free standing retail.

(h) K-Mart's lease expires September 2002. K-Mart moved out in 1993 and continues to pay the scheduled rent on the portion of the space it has not sublet.

(i) In February 2000, the maturity date of the $1.1 million mortgage was extended to May 2001.

ITEM 3.  LEGAL PROCEEDINGS

Tarragon is a party to various claims and routine litigation arising in the ordinary course of business. We do not believe that the results of these claims and litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position, or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders.
















                     [This space intentionally left blank.]

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the NASDAQ National Market System under the symbol "TARR." Prior to the merger of NIRT and Tarragon on November 24, 1998, the NIRT shares of beneficial interest were listed on the NASDAQ National Market. At that time, and for several years preceding that event, our common stock was listed on the NASDAQ Small Cap Market under the symbol "VIPT." Following the merger, we applied for and obtained the listing of our common stock on the NASDAQ National Market effective May 3, 1999.

The following table sets forth the high and low bid quotations of our common stock reported by the NASDAQ system for the periods indicated. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

                                   1999                       1998
                            ------------------         -----------------
                             High        Low            High       Low
                            -------    -------         ------    -------

          First quarter     $ 12.25    $ 11.00         $ 9.14    $  7.99
          Second quarter      13.06      10.63          10.85       8.88
          Third quarter       14.00       9.88          14.02      10.66
          Fourth quarter      15.63      10.00          12.31      10.00


According to the transfer agent's records, at March 20, 2000, our common stock was held by approximately 10,000 holders, including beneficial holders. On March 20, 2000, the closing price of our common stock was $10.25.

Cash dividends per share paid to stockholders in 1999 and 1998 were as follows (restated to give effect to the November 1998 merger):

                              1999       1998
                              -----      -----

          First quarter       $.105      $.102
          Second quarter       .105       .102
          Third quarter        .105       .102
          Fourth quarter       .105       .105


Future dividends to stockholders are dependent upon Tarragon's income, financial condition, capital requirements, cash flow, tax status, and other factors deemed relevant by our Board of Directors. The Board intends to continue its current policy of paying cash dividends to stockholders in an amount not to exceed one-half of funds from operations. Beginning in 2000, dividends to common stockholders will be paid annually rather than quarterly, as has been the practice in the past.

EXCHANGE OFFER

On March 22, 2000, Tarragon announced an offer to exchange one share of 10% Cumulative Preferred Stock for each share of common stock held by its stockholders, up to a maximum of 2,000,000 shares. This exchange offer is scheduled to expire at 5:00 p.m., New York City time, on May 3, 2000, unless extended.

The exchange offer is directed to those holders of Tarragon common stock who would prefer to hold a security with a fixed dividend yield and a fixed liquidation preference in the event of redemption or other disposition of the security. The exchange offer is not part of any plan to "go private" and not the first in any series of transactions designed to have a resulting effect upon the outstanding common stock. However, to the extent shares of common stock are exchanged for shares of 10% Cumulative Preferred Stock pursuant to the exchange offer, the number of shares of common stock outstanding in the hands of the public stockholders will initially decrease. Assuming the maximum of 2,000,000 shares of common stock are tendered pursuant to the exchange offer, a minimum of 3,009,118 shares of common stock will continue to remain in the hands of public stockholders. The exchange offer should not have an adverse effect upon the listing of our common stock on the NASDAQ National Market.

The class of 10% Cumulative Preferred Stock will be designated to consist of 2,500,000 shares. The number of shares which may be issued pursuant to the Exchange Offer is limited to 2,000,000 shares (subject to increase in certain events), which would result in 500,000 shares being available in the event that we elect to accept more than the maximum for exchange, for future distribution in connection with the acquisition of assets, or for other uses, at the discretion of our Board of Directors.

The 10% Cumulative Preferred Stock will pay a fixed dividend of $1.20 per year, and has a liquidation value of $12 per share. It is a class of equity and is junior in ranking in right of payment to our outstanding indebtedness, but is senior to common stock. It ranks on a parity as to dividends and liquidation with all other shares of special or preferred stock which we might issue.
Shares of 10% Cumulative Preferred Stock may be redeemed at Tarragon's option at any time after June 30, 2003, at the liquidation value plus a premium of $0.50 per share reducing by $0.10 per share each year thereafter. No mandatory redemption or "sinking fund" is required. The 10% Cumulative Preferred Stock has only the voting rights specifically required by law under the Nevada General Corporation Law, and is not convertible into any other securities of Tarragon.

ITEM 6.  SELECTED FINANCIAL DATA

Please read the following information along with the Consolidated Financial Statements and Notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. Because the merger of Tarragon and NIRT was treated as a reverse acquisition of Tarragon by NIRT for accounting purposes, pre-merger historical balances and operating information presented below are those of NIRT. Dollar amounts are in thousands, except per share amounts.

                                                                    For the Years Ended December 31,
                                                 -----------------------------------------------------------------------
                                                     1999           1998          1997           1996            1995
                                                 -----------    -----------    -----------    -----------    -----------
OPERATING DATA

   Revenue ...................................   $    73,756    $    58,700    $    52,017    $    49,962    $    45,240
   Expenses ..................................       (79,905)       (61,095)       (51,749)       (49,176)       (46,214)
                                                 -----------    -----------    -----------    -----------    -----------
   Income (loss) before net gain on sale
    of real estate, gain on sale of
    investments, gain on insurance
    settlement, litigation settlement, and
    extraordinary items ......................        (6,149)        (2,395)           268            786           (974)
   Net gain on sale of real estate ...........        11,969          2,108          4,350          3,700            533
   Gain on sale of investments ...............            --            123            913             --            412
   Gain on insurance settlement ..............           231             --             --            451             --
   Litigation settlement .....................          (350)            --             --             --             --
                                                 -----------    -----------    -----------    -----------    -----------
   Income (loss) from continuing
     operations ..............................         5,701           (164)         5,531          4,937            (29)
   Extraordinary items .......................          (444)        (1,231)            61             --            737
                                                 -----------    -----------    -----------    -----------    -----------
   Net income (loss) .........................   $     5,257    $    (1,395)   $     5,592    $     4,937    $       708
                                                 ===========    ===========    ===========    ===========    ===========
PER SHARE DATA (1)

EARNINGS PER SHARE
   Income (loss) from continuing
     operations ..............................   $       .69    $      (.02)   $       .72    $       .60    $        --
   Extraordinary items .......................          (.05)          (.16)           .01             --            .09
                                                 -----------    -----------    -----------    -----------    -----------
   Net income (loss) .........................   $       .64    $      (.18)   $       .73    $       .60    $       .09
                                                 ===========    ===========    ===========    ===========    ===========

Weighted average shares (2) ..................     8,220,280      7,619,604      7,693,031      8,161,197      8,222,799

EARNINGS PER SHARE - ASSUMING DILUTION
   Income (loss) from continuing
     operations ..............................   $       .68    $      (.02)   $       .71    $       .60    $        --
   Extraordinary items .......................          (.05)          (.16)           .01             --            .09
                                                 -----------    -----------    -----------    -----------    -----------
   Net income (loss) .........................   $       .63    $      (.18)   $       .72    $       .60    $       .09
                                                 ===========    ===========    ===========    ===========    ===========
Weighted average shares -
   assuming dilution (2) .....................     8,327,120      7,619,604      7,769,296      8,197,049      8,223,800

Dividends (3) ................................   $       .42    $       .41    $       .38    $       .34    $       .31

--------------------------------------------

(1) Share and per share data have been restated to give effect to the merger of Tarragon with NIRT on the basis of 1.97 shares of Tarragon common stock for each share of beneficial interest of NIRT and 10% stock dividends paid by NIRT in September 1996 and September 1997.

(2) Represents the weighted average shares of common stock used in the computation of earnings per share and earnings per share - assuming dilution.

(3) Dividends in 1995 through 1998 represented return of capital. Dividends in 1999 were 42% taxable to stockholders as ordinary income and 58% return of capital.

                                                            December 31,
                                          ----------------------------------------------------
                                            1999       1998       1997       1996       1995
                                          --------   --------   --------   --------   --------
BALANCE SHEET DATA

Real estate ...........................   $305,324   $293,975   $233,936   $193,722   $195,675
Notes and interest receivable (1) .....         --         --         --         --      6,388
Investments in and advances to
   partnerships .......................     48,834     37,356     13,839      4,739     10,780
Total assets ..........................    379,065    357,060    265,640    211,341    222,038
Notes, debentures, and interest payable    287,767    263,361    184,126    134,270    144,497
Stockholders' equity ..................     72,993     76,685     71,091     69,063     69,627
Book value per share ..................   $   9.13   $   9.06   $   9.47   $   9.95   $  10.42


                                                              For the Years Ended December 31,
                                                  ------------------------------------------------------
                                                    1999        1998        1997       1996       1995
                                                  --------    --------    --------    -------    -------
OTHER DATA

Cash flows provided by (used in):
     Operating activities .....................   $  9,184    $  2,533    $  3,261    $ 3,795    $ 2,030
     Investing activities .....................    (29,393)    (43,828)    (43,813)      (436)    (5,436)
     Financing activities .....................     21,718      39,475      40,952     (1,171)     1,596

Calculation of funds from operations:
     Net income (loss) ........................   $  5,257    $ (1,395)   $  5,592    $ 4,937    $   708
     Extraordinary items ......................        444       1,231         (61)        --       (737)
     Litigation settlement ....................        350          --          --         --         --
     Gain on insurance settlement (2) .........       (231)         --          --       (451)        --
     Net gain on sale of real estate ..........    (11,969)     (2,108)     (4,350)    (3,700)      (533)
     Gain on sale of investments ..............         --          --        (215)        --         --
     Depreciation and amortization
       of real estate assets ..................     10,979       7,602       7,225      5,374      5,959
     Depreciation and amortization
       of real estate assets of partnerships...      4,641       1,892         356        305        882
     Distributions from partnerships
       in excess of investment in the
       partnerships ...........................         (9)       (338)        (41)      (899)        --
                                                  --------    --------    --------    -------    -------
Funds from operations (3) .....................   $  9,462    $  6,884    $  8,506    $ 5,566    $ 6,279
                                                  ========    ========    ========    =======    =======

--------------------------------------------

(1) Notes and interest receivable have been classified with other assets since December 31, 1996.

(2) The 1999 gain on insurance settlement relates to Lake Point Apartments. Fire destroyed one building with eight units which was not rebuilt. Insurance proceeds exceeded the sum of demolition costs, adjuster fees, other costs, and the portion of the property's carrying value written off. The 1996 gain on insurance settlement represents Tarragon's share of gain realized by a partnership in which we held a 40% interest. The insurance proceeds from the destruction of a partnership property that was not rebuilt exceeded the basis of the property.

(3) Tarragon considers funds from operations ("FFO") to be an appropriate measure of the performance of a real estate company. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), equals net income (loss), computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. The amortization of deferred financing costs is not added back to net income (loss) in our calculation, consistent with our historical method of calculating FFO. In October 1999, NAREIT clarified the definition of FFO. Consistent with this clarification, nonrecurring items that are not defined as extraordinary under GAAP will be reflected in the calculation of FFO. Extraordinary items and gains and losses from sales of depreciable operating property will continue to be excluded from FFO.

      The clarification of FFO is effective January 1, 2000. Even though we have terminated our status as a REIT, we will continue to report FFO using the clarification beginning in the first quarter of 2000. We believe that FFO is useful to investors as a measure of the performance of a real estate company because, along with cash flows from operating activities, investing activities, and financing activities, it provides investors an understanding of our ability to incur and service debt and to make capital expenditures. We also believe that a clear understanding of our operating results is best gained by examining FFO along with net income (loss) as shown in the Consolidated Financial Statements and Notes. FFO does not represent cash generated from operating activities in accordance with GAAP, and is not an alternative to net income as an indication of our operating performance or to cash flow as a measure of liquidity, nor is it necessarily indicative of cash available to fund cash needs and cash dividends. Our calculation of FFO may be different from the methods used by other companies and, therefore, may not be comparable to other companies.

      Effective January 1, 1997, we modified our calculation of FFO to include the add back of amortization of leasing commissions associated with our commercial properties. We believe this treatment is consistent with a majority of other real estate companies. If we had calculated FFO in the same manner for the years ended December 31, 1996 and 1995, FFO would have been higher by $262,000 and $272,000, respectively.

      Included in FFO for the years ended December 31, 1998, 1997 and 1995, are gains totaling $123,000, $698,000, and $412,000, respectively, resulting from the sale of investments in marketable equity securities.

      Included in FFO for the year ended December 31, 1996, is a provision for loss of $300,000 related to the write-down of Mariposa Manor to its estimated fair value. Included in FFO for the year ended December 31, 1995, is a provision for loss credit of $425,000. The provision for loss credit was comprised of the reversal of a $700,000 allowance provided in 1993 against Pepperkorn Office Building and a provision of $275,000 to reduce the carrying value of K-Mart Shopping Center in Kansas City, Missouri, to the net sale proceeds received in July 1995.







                     [This space intentionally left blank.]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Please read this discussion along with the Consolidated Financial Statements and Notes found at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

Liquidity and Capital Resources

Our principal sources of cash are property operations, borrowings, and proceeds from the sale of properties. We believe these sources will continue to meet our cash requirements, including debt service payments, property maintenance and improvements, development costs on construction properties, projected purchases of operating properties, dividends, and planned repurchases of common stock. Although we expect these sources of cash to be more than sufficient to fund planned uses of cash, we make no assurance that the expected sales and refinancings of properties will be completed as planned.

Net cash from property operations (rentals collected less payments for property operations) has provided $88 million since the beginning of 1997. In 1997, operations of properties contributed approximately $21 million. In 1998, this source increased to $28 million, and in 1999, increased to $39 million. The addition of 13 properties to the portfolio in connection with the merger of Tarragon and NIRT was the primary factor in the 39% increase for 1999 over 1998. Therefore, net cash from property operations is expected to increase at a much lower rate in 2000.

Since the beginning of 1997, proceeds from borrowings generated $213 million from the refinancing of mortgages on directly owned properties, construction loan fundings, and borrowings under line of credit facilities ($4.7 million of which was advanced by affiliates of William S. Friedman, President, Chief Executive Officer, and a Director of Tarragon) and $8.8 million of repayment of advances or capital distributions from partnerships in connection with refinancing of partnership properties. The following table provides summary information about borrowings, which are expected to continue to be a key source of cash for Tarragon.

                                               1999     1998    1997
                                               -----    -----   -----
                                                    (in millions)

Proceeds from mortgage refinancing             $29.5    $77.7   $77.3
Proceeds from non-mortgage financing             6.7       --     2.2
Proceeds from construction loan fundings        12.6      1.9      --
Advances (repayment of advances)
     from affiliates                            (1.2)     5.9      --
Payoff of existing debt                        (13.6)   (40.2)  (32.9)
Net cash proceeds from borrowings               32.2     38.8    38.5
Repayment of advances/distributions
     from partnerships' financing activities     5.0      3.8      --


In 1998, the refinancing of 801 Pennsylvania Avenue provided $3.8 million in cash. In 1999, repayment of advances from partnerships' financing activities included $1.6 million from Tarragon Savannah, $2 million from RI Windsor, $800,000 from Danforth National Apartments, and $600,000 from RI Panama City. The source of the funds these four partnerships paid to Tarragon was the permanent financing on their recently constructed properties. We expect to receive more than $15 million in 2000 from partnerships' financing activities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Principal payments on notes payable totaling $81.3 million are due in 2000, including $78.3 million of balloon payments. We intend to either pay off the loans as they come due or extend the due dates while seeking to obtain long term refinancing. Of the balloon payments due in 2000, $39.8 million represents amounts due under the $50 million revolving credit facility, which has two six-month extension options. We have extended $1.1 million of the 2000 balloon payments to 2001 and $6.9 million to 2003. We paid off $2.4 million of the 2000 balloon payments in connection with the sale of a portion of a property in January 2000. We estimate that refinancing of directly owned properties will generate $20 million in net cash proceeds in 2000. We believe we can arrange new financing as needed but cannot assure that we will be successful in our efforts or that the timing of new financing will coincide with the due dates of maturing loans.

Since the beginning of 1997, net cash proceeds from the sale of real estate totaled $17.8 million. We sold 11 properties and portions of two other properties with an aggregate net carrying amount of $27.5 million and paid off mortgages totaling $24.9 million in connection with these transactions. In the first quarter of 2000, we sold a portion of an office park and received net cash proceeds of $3.8 million after the payoff of a $2.5 million mortgage. We estimate proceeds from the sale of real estate will provide an additional $18 million during 2000.

Since the beginning of 1997, we have paid $47.5 million in interest on notes and debentures payable. Interest paid was $11.6 million in 1997 and $16.6 million in 1998. In 1999, interest paid was $19 million, reflecting a 16% increase between 1998 and 1999. This increase is predominantly due to 13 properties added to the portfolio in connection with the merger and to the increase in mortgage debt related to refinancings. Based on expected refinancings and acquisitions for 2000, interest payments are expected to increase 10% in 2000.

Since the beginning of 1997, Tarragon has purchased 12 operating properties and two tracts of land (one on which construction is presently underway on a 320-unit apartment community). The aggregate cost of these acquisitions was $56.5 million, $34.7 million of which was financed with mortgage debt, and $22.4 million of which was paid in cash. We anticipate using cash of $10 million in 2000 for the acquisition of real estate.

As discussed above, in connection with the November 1998 merger of Tarragon and NIRT, the size of our portfolio increased by 13 operating properties. The aggregate basis allocated to the real estate assets was $39 million, and mortgages and debentures assumed total $28 million. The purchase consideration was valued at $14 million, consisting of 1.2 million shares of common stock.

Since the beginning of 1997, Tarragon has made capital improvements to its directly owned real estate of $68 million, $27 million of which was spent on construction at our development properties. We expect to spend approximately $47 million on construction of eight apartment communities in various stages of development in 2000, of which $34 million will be funded by construction loans. We plan to invest approximately $10 million in capital improvements to our directly owned operating properties in 2000.

Since the beginning of 1997, Tarragon and Robert C. Rohdie have formed nine partnerships to build and own luxury apartment communities in Florida, Georgia, and Alabama. Tarragon's aggregate contributions and advances through 1999 of $18.1 million have provided substantially all of the development costs not covered by construction loans. In February 2000, Tarragon effectively acquired Mr. Rohdie's interests in these partnerships. The properties owned by these partnerships were contributed to a new operating partnership that Tarragon controls, and Mr. Rohdie received a preferred interest in this partnership valued at up to $10 million. These properties will be consolidated beginning February 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

In 1997, Tarragon formed Ansonia Apartments, L.P., with Richard Frary, Joel Mael, Robert Rothenberg, and Saul Spitz. Since then, Ansonia has purchased 16 apartment properties with an aggregate 2,580 units and a 160,000 square foot historic mill for conversion to residential lofts, all located in Connecticut. The cash required to purchase the properties was provided by Tarragon in the form of capital contributions that earn a preferred return and have priority over distributions to the partners. We have also made interest-bearing advances to Ansonia for major renovations to four of its properties. Our contributions and advances to date total $18.5 million. We expect to fund an additional $5 million to Ansonia in 2000.

In 1997, Tarragon formed National Omni Associates, L.P., which purchased a 289-unit high rise apartment building in Miami Beach, Florida, for $32 million in February 1998. We have invested $7.2 million in this partnership. In 1999, we implemented a condominium conversion program for this property. We plan to spend $2 million in 2000 on improvements to this property. We have begun to offer the condominium units for sale and have accepted contracts and non-binding reservations for the sale of more than half of the units. Based on such contracts and reservations, we expect to receive more than $10 million in net cash proceeds from sales in 2000. Additionally, we bought out our partner in National Omni in February 2000 for $850,000, and this property will be consolidated beginning March 2000.

We have paid regular quarterly dividends since 1993. Since the beginning of 1997, cash dividends totaling $9 million (or $1.21 per share) have been paid to stockholders. We expect to continue to pay regular dividends, but the Board has decided to pay dividends annually rather than quarterly in the future to reduce the associated administrative costs.

The Board of Directors has authorized a stock repurchase program. We will continue to repurchase shares of our common stock as long as we believe the fair market value of our net assets per share is substantially greater than the market price of our stock. Since the beginning of 1997, Tarragon has repurchased
1.1 million shares of its common stock in open market and negotiated transactions at an aggregate cost of $12.3 million. As of December 31, 1999, there were 1,054,803 shares authorized for repurchase, and we plan to spend $5 million in 2000 on share repurchases.

Results of Operations

1999 COMPARED TO 1998.

The significant components of the $6.7 million increase in net operating results between 1998 and 1999 are discussed in the following paragraphs.

The properties acquired directly in 1998 and 1999 contributed $1.3 million to net income. This amount is comprised of increases in net rental income of $4.9 million, interest expense of $2.6 million, and depreciation of $1 million. An increase in net rental income (rental revenue less property operating expenses) of $3.3 million came from multifamily properties acquired in 1998. At December 31, 1999, Tarragon's directly owned multifamily properties accounted for 77% of its real estate and included 9,070 operating apartment units. Commercial properties acquired in 1998 and 1999 contributed $1.7 million to the increase in net rental income. At December 31, 1999, Tarragon owned commercial properties with an aggregate 1.8 million square feet.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations (Continued)

The portfolio of 37 apartment properties with 7,602 units owned for all of 1999 and 1998 had an increase in net rental income of $2.3 million or 12%. Net rental income as a percentage of rental revenue for the 7,602 units increased to 44% from 43%. Rental revenue for the same store multifamily properties increased $3.5 million, or 8%, chiefly due to higher rental rates at some of the properties. Average monthly rental revenue per unit for the same store properties increased 8% to $535 from $496. Property operating expenses on a same store basis increased $1.3 million, or 5%. These properties also achieved a decrease in vacancy losses of $1.3 million due to slightly improved occupancy rates.

Commercial properties held in both years reported an overall increase in net rental income of $657,000 principally due to higher rents at certain properties. Overall occupancy levels for commercial properties held in both years remained relatively stable in 1999 compared to 1998.

For properties held in both years, interest expense increased $2.5 million due to long term and interim mortgage financing, including advances under revolving credit facilities, which increased mortgage loans by $41 million during 1998 and 1999.

For properties held in both years, depreciation expense increased $2.4 million. An increase of $1.9 million resulted from the reclassification of nine properties from held for sale to held for investment, including adjustments to record depreciation expense for the period during which they were classified as held for sale. A decrease of $1.2 million resulted from ceasing depreciation of six properties in 1998 and two properties in 1999 upon their reclassification to held for sale. The remaining increase is primarily due to the depreciation of capital improvements made in 1998 and 1999.

Equity in income (loss) of partnerships was $173,000 higher in 1999 compared to 1998. Several partnerships own properties that were under construction or in lease-up in 1998 and achieved stabilized operations in 1999. Those properties contributed $892,000 to the increased income. A decline of almost $1 million came from 801 Pennsylvania Avenue, where income in 1998 included $873,000 resulting from refinancing of the property. Debt service requirements on the new loan were responsible for the remaining decrease in income in 1999.

Because Tarragon acquired Tarragon Realty Advisors in 1998, we no longer pay advisory fees. The advisory fee was an incentive fee of 16% of adjusted funds from operations, as defined in the advisory agreement. Tarragon now pays costs previously borne by its advisor instead of paying advisory fees, property management fees, and acquisition and refinancing fees that were paid under the advisory agreement. This accounts for the bulk of the $6.4 million increase in general and administrative expenses.

During 1999, Tarragon recognized gains totaling $12 million on the sale of five properties, portions of two other properties, and its share of the gain on the sale of one of its joint venture properties. Tarragon also had a gain of $231,000 from an insurance settlement and paid a $350,000 litigation settlement. During 1998, Tarragon had gains of $2.1 million from sale of two properties and $123,000 from sale of investments in securities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations (Continued)

Extraordinary expenses of $444,000 during 1999 and $1.2 million in 1998 were incurred because of prepayment penalties and write-off of deferred financing expenses in connection with refinancings of mortgage debt.

1998 COMPARED TO 1997.

The significant components of the $7 million decrease in net operating results between 1997 and 1998 are discussed in the following paragraphs.

The properties acquired directly in 1997 and 1998 caused a $100,000 decrease in net operating results. This amount is comprised of increases in net rental income of $2 million, interest expense of $1.4 million, and depreciation of $700,000. Courtyard at the Park, acquired in July 1997, accounted for $400,000 of the decrease in net operating results. This property was substantially renovated during 1998 and incurred significant vacancy losses during this time. For 1999, net operating results of this property improved by $327,000 over 1998 net operating results. An increase in net rental income of $1.7 million came from multifamily properties acquired in 1997 and 1998. At December 31, 1998, Tarragon's directly owned multifamily properties represented 76% of its real estate and included 9,588 operating apartment units. Commercial properties acquired in 1997 and 1998 contributed a $337,000 increase in net rental income. At December 31, 1998, Tarragon owned commercial properties with an aggregate 1.9 million square feet.

The portfolio of 32 apartment properties with 6,581 units owned for all of 1998 and 1997 had an increase in net rental income of $1.9 million or 12%. Net rental income as a percentage of rental revenue for the 6,581 units increased to 45% from 43%. Rental revenue for the same store multifamily properties increased $2.5 million, or 7%, chiefly due to higher rental rates at some of the properties. Average monthly rental revenue per unit for the same store properties increased 7% to $506 from $475. Property operating expenses on a same store basis increased $617,000, or 3%. Overall occupancy levels for multifamily properties held in both years increased slightly in 1998 compared to 1997.

Commercial properties held in both years reported an overall increase in net rental income of $339,000 principally due to higher rents at certain properties. Overall occupancy levels for commercial properties held in both years remained relatively stable in 1998 compared to 1997.

For properties held in both years, interest expense increased $2.3 million due to long term and interim mortgage financing, including advances under revolving credit facilities, which increased mortgage loans by $63 million during 1998 and 1997.

Equity in income (loss) of partnerships was $1.5 million lower in 1998 compared to 1997. Start-up losses at five partnership properties with a total of 1,390 units caused a $2 million decrease. Tarragon experienced an increase of almost $1 million from these same five partnerships in 1999 as lease-up at their properties has approached stabilization. A decrease of $600,000 resulted from the operating losses of 5600 Collins Avenue, the sole property of National Omni Associates. These decreases were partially offset by an increase of $873,000 resulting from the refinancing of 801 Pennsylvania Avenue. Of this amount, $606,000 was accrued interest on Tarragon's original investment and additional advances, and $267,000 was our 50% participation in the excess financing proceeds. The properties owned by Ansonia Apartments, L.P., contributed $400,000 to operations in 1998 even though four of the properties were undergoing substantial renovation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations (Continued)

During 1998, Tarragon recognized gains totaling $2.1 million on the sale of two properties. In 1997, Tarragon recognized gains totaling $4.4 million on the sale of three properties and a $54,000 loss related to the sale of a property owned through a partnership.

During 1998, a gain of $123,000 was recognized from sale of investments in securities. In 1997, Tarragon recognized gains of $698,000 from sale of investments in securities and $215,000 on the sale of an investment in a partnership.

Extraordinary expenses in 1998 of $1.2 million were incurred from prepayment penalties and write-off of deferred financing expenses in connection with 1998 refinancings. Extraordinary items in 1997 included a gain on debt forgiveness of $431,000 in connection with the discounted payoff of the mortgage loan on University Center and expenses of $370,000 from prepayment penalties and deferred financing expenses written off in connection with 1997 refinancings.

Allowance for Estimated Losses and Provisions for Losses

Tarragon periodically reviews the carrying values of properties held for sale. Generally accepted accounting principles require the carrying value of a property held for sale not to exceed the lower of its cost or its estimated fair value less costs to sell. In instances where a property's estimated fair value less costs to sell is less than its carrying value at the time of evaluation, we provide an allowance for loss by making a charge against operations. Our review of properties held for sale generally includes selective site inspections, comparing the property's current rents to market rents, reviewing the property's expenses and maintenance requirements, discussions with the property manager, and a review of the surrounding area. We may make adjustments to estimated fair value based on future reviews.

Tarragon also evaluates its properties held for investment for impairment whenever events or changes in circumstances indicate that a property's carrying value may not be recoverable. This evaluation generally consists of reviewing the property's cash flow and current and projected market conditions, as well as changes in general and local economic conditions. If we conclude that a property has been impaired, we reduce its carrying value by making a charge against current earnings in the amount by which the carrying value of the property exceeds its estimated fair value.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Tax Matters

For the 1997 through 1999 tax years, we have elected and, in our opinion, qualified to be taxed as a Real Estate Investment Trust, as that term is defined in Sections 856 through 860 of the Internal Revenue Code of 1986. A REIT is required to distribute at least 95% of its REIT taxable income, plus 95% of its net income from foreclosure property, as defined in Section 857 of the Internal Revenue Code of 1986, on an annual basis to stockholders. We have terminated our status as a REIT effective as of December 1, 1999, the beginning of our 2000 tax year, but we do not expect this to impact our current policy of paying annual dividends to common stockholders in an amount not greater than 50% of funds from operations.

Risks Associated with Forward-Looking Statements Included in this Form 10-K

In addition to historical information, this Form 10-K contains forward-looking statements. Forward-looking statements are expressions of our current beliefs and expectations, based on information currently available to us, estimates and projections about our industry, and certain assumptions made by our management. These statements are not historical facts. We use words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions to identify our forward-looking statements.

Because we are unable to control or predict many of the factors that will determine our future performance and financial results, including future economic, competitive, and market conditions, our forward-looking statements are not guarantees of future performance. They are subject to risks, uncertainties, and errors in assumptions that could cause our actual results to differ materially from those reflected in our forward-looking statements. We believe that the assumptions underlying our forward-looking statements are reasonable. However, you should not place undue reliance on these forward-looking statements. They only reflect our view and expectations as of the date of this Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statement in light of new information, future events, or otherwise.


                     [This space intentionally left blank.]

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Tarragon is exposed to market risk from changes in interest rates that may adversely affect our financial position, results of operations, and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. We do not use financial instruments for trading or other speculative purposes.

At December 31, 1999, Tarragon had approximately $104 million of variable rate debt. The primary base rate is the 30-day LIBOR. Using this balance of debt, if LIBOR or any other indexes on which the rates are based increased by 100 basis points (1%), our pre-tax earnings and cash flows would decrease by approximately $1 million. On the other hand, if interest rates decreased by 100 basis points, our pre-tax earnings and cash flows would increase by approximately $1 million.

At December 31, 1999, unconsolidated partnerships had approximately $57 million of variable rate debt. A 100 basis point increase in the index on which the rates are based would reduce our pre-tax earnings by approximately $400,000 (based on our interests in the partnerships). A 100 basis point decrease in the index on which the rates are based would increase our pre-tax earnings by approximately $400,000. Assuming these partnerships distribute all of their available cash to the partners, our cash flow would be changed by these same amounts.

Tarragon has entered into reverse repurchase agreements with an investment bank for three mortgage-backed securities, or MBSs, secured separately by mortgages on three of our properties. If market interest rates increase, the value of the MBSs generally decreases, which would require us to deposit more funds with the investment bank (assuming no change in margin requirements). Decreases in market interest rates generally increase the value of the MBSs and allow the release to us of margin funds held by the investment bank (again assuming no change in margin requirements). The repurchase price of the MBSs bears interest at a variable rate based on LIBOR. An increase in interest rates of 100 basis points would result in a decrease of $201,000 in our pre-tax earnings and a decrease of $1.2 million in our cash flow. A 100 basis point decrease in interest rates would result in an increase of $203,000 in our pre-tax earnings and an increase of $1.1 million in our cash flow.









                     [This space intentionally left blank.]

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                      Page
                                                                      ----
Report of Independent Public Accountants............................    27

Consolidated Balance Sheets -
  December 31, 1999 and 1998........................................    28

Consolidated Statements of Operations -
  Years Ended December 31, 1999, 1998, and 1997.....................    29

Consolidated Statements of Stockholders' Equity -
  Years Ended December 31, 1999, 1998, and 1997.....................    31

Consolidated Statements of Cash Flows -
  Years Ended December 31, 1999, 1998, and 1997.....................    32

Notes to Consolidated Financial Statements..........................    35

Schedule III - Real Estate and Accumulated Depreciation.............    61






All other schedules are omitted because they are not required or are not applicable or because the information required is included in the Consolidated Financial Statements or Notes.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of Tarragon Realty Investors, Inc.


We have audited the accompanying consolidated balance sheets of Tarragon Realty Investors, Inc., and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tarragon Realty Investors, Inc., and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

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



                                                      Arthur Andersen LLP
Dallas, Texas
March 30, 2000

                         TARRAGON REALTY INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                   December 31,
                                                                              ----------------------
                                                                                1999         1998
                                                                              ---------    ---------
                                                                              (dollars in thousands)
Assets

Real estate held for sale (net of accumulated depreciation
  of $25,282 in 1999 and $20,884 in 1998) .................................   $  52,885    $  79,801
Less - allowance for estimated losses .....................................      (1,156)      (1,194)
                                                                              ---------    ---------
                                                                                 51,729       78,607
Real estate held for investment (net of accumulated
  depreciation of $36,143 in 1999 and $31,718 in 1998) ....................     253,595      215,368
Investments in and advances to partnerships ...............................      48,834       37,356
Cash and cash equivalents .................................................       3,951        2,442
Restricted cash ...........................................................       6,538        7,368
Other assets, net .........................................................      14,418       15,919
                                                                              ---------    ---------
                                                                              $ 379,065    $ 357,060
                                                                              =========    =========

Liabilities and Stockholders' Equity

Liabilities
Notes, debentures, and interest payable (including $5,108 in
  1999 and $5,891 in 1998 due to affiliates) ..............................   $ 287,767    $ 263,361
Other liabilities .........................................................      18,305       17,014
                                                                              ---------    ---------
                                                                                306,072      280,375
                                                                              ---------    ---------

Commitments and contingencies .............................................

Stockholders' equity
Common stock, $0.01 par value; authorized shares, 20,000,000; shares outstanding, 7,993,999 in 1999 and 8,467,260 in 1998 (after deducting
  2,891,713 shares in 1999 and 2,418,384 shares in 1998 held in
  treasury)................................................................          80           85
Special stock, $0.01 par value; authorized shares,
  10,000,000; shares outstanding, none ....................................          --           --
Paid-in capital ...........................................................     299,528      305,098
Accumulated dividends in excess of accumulated earnings ...................    (226,575)    (228,408)
Accumulated other comprehensive income (loss) .............................         (40)         (90)
                                                                              ---------    ---------
                                                                                 72,993       76,685
                                                                              ---------    ---------
                                                                              $ 379,065    $ 357,060
                                                                              =========    =========



              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                         TARRAGON REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               For the Years Ended December 31,
                                                                            --------------------------------------
                                                                              1999           1998           1997
                                                                            --------       --------       --------
                                                                         (dollars in thousands, except per share data)
Revenue
  Rentals ...............................................................   $ 72,977       $ 58,798       $ 50,745
  Interest ..............................................................        984            739            629
  Management fees .......................................................        511             52             --
  Equity in income (loss) of partnerships ...............................       (716)          (889)           643
                                                                            --------       --------       --------
                                                                              73,756         58,700         52,017
Expenses
  Property operations (including $1,895 in 1998 and
    $1,648 in 1997 to affiliates) .......................................     37,763         32,963         28,596
  Interest (including $360 in 1999 to affiliates) .......................     21,458         16,599         12,602
  Depreciation ..........................................................     10,645          7,349          7,022
  Amortization of goodwill ..............................................        508             41             --
  Advisory fee to affiliate .............................................         --          1,048          1,438
  General and administrative
    Corporate (including $1,562 in 1998
      and $1,411 in 1997 to affiliates) .................................      5,687          3,095          2,091
    Property ............................................................      3,844             --             --
                                                                            --------       --------       --------
                                                                              79,905         61,095         51,749
                                                                            --------       --------       --------
Income (loss) before net gain on sale of real estate, gain on sale of investments, gain on insurance settlement,
  litigation settlement, and extraordinary items ........................     (6,149)        (2,395)           268
Net gain on sale of real estate .........................................     11,969          2,108          4,350
Gain on sale of investments .............................................         --            123            913
Gain on insurance settlement ............................................        231             --             --
Litigation settlement ...................................................       (350)            --             --
                                                                            --------       --------       --------
Income (loss) from continuing operations ................................      5,701           (164)         5,531
Extraordinary items .....................................................       (444)        (1,231)            61
                                                                            --------       --------       --------
Net income (loss) .......................................................   $  5,257       $ (1,395)      $  5,592
                                                                            ========       ========       ========

Other comprehensive income (loss):
  Unrealized gains (losses) on marketable equity
      securities ........................................................         50           (100)           831
  Realized gains on marketable equity securities ........................         --           (123)          (698)
                                                                            --------       --------       --------
Net income (loss) recognized in
  other comprehensive income (loss) .....................................         50           (223)           133
                                                                            --------       --------       --------
Comprehensive income (loss) .............................................   $  5,307       $ (1,618)      $  5,725
                                                                            ========       ========       ========



              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                         TARRAGON REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

                                                                    For the Years Ended December 31,
                                                            -----------------------------------------------
                                                                1999             1998             1997
                                                            -------------    -------------    -------------
                                                             (dollars in thousands, except per share data)

Earnings per share
Income (loss) from continuing operations ................   $         .69    $        (.02)   $         .72
Extraordinary items .....................................            (.05)            (.16)             .01
                                                            -------------    -------------    -------------
Net income (loss) .......................................   $         .64    $        (.18)   $         .73
                                                            =============    =============    =============

Weighted average shares of common stock
  used in computing earnings per share ..................       8,220,280        7,619,604        7,693,031
                                                            =============    =============    =============

Earnings per share - assuming dilution
Income (loss) from continuing operations ................   $         .68    $        (.02)   $         .71
Extraordinary items .....................................            (.05)            (.16)             .01
                                                            -------------    -------------    -------------
Net income (loss) .......................................   $         .63    $        (.18)   $         .72
                                                            =============    =============    =============

Weighted average shares of common stock used
  in computing earnings per share - assuming dilution ...       8,327,120        7,619,604        7,769,296
                                                            =============    =============    =============




              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                         TARRAGON REALTY INVESTORS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                           Accumulated
                                                                                             Dividends  Accumulated
                                                         Common Stock                      in Excess of    Other
                                                     ----------------------     Paid-in    Accumulated  Comprehensive  Stockholders'
                                                       Shares       Amount      Capital      Earnings   Income (Loss)    Equity
                                                     ----------    --------    ---------   ------------ -------------  -------------
                                                                                (dollars in thousands)

Balance, December 31, 1996 ........................   6,941,746    $ 10,579    $ 277,795    $(219,311)       $  --      $ 69,063
Repurchase of common stock ........................     (95,490)       (145)        (603)          --           --          (748)
Cash dividends ($0.38 per share) ..................          --          --           --       (2,949)          --        (2,949)
Stock dividends ...................................     664,179       1,012        4,446       (5,458)          --            --
Net income recognized in other comprehensive income
   (loss) .........................................          --          --           --           --          133           133
Net income ........................................          --          --           --        5,592           --         5,592
                                                     ----------    --------    ---------    ---------        -----      --------
Balance, December 31, 1997 ........................   7,510,435      11,446      281,638     (222,126)         133        71,091
Repurchase of common stock ........................    (504,059)       (685)      (5,223)          --           --        (5,908)
Adjustment for change in par value ................          --     (10,828)      10,828           --           --            --
Cash dividends ($0.41 per share) ..................          --          --           --       (3,198)          --        (3,198)
Stock dividends ...................................     142,937         108        1,581       (1,689)          --            --
Common stock issued in connection with merger .....   1,196,556          12       14,048           --           --        14,060
Common stock issued in connection with
   acquisition of TRA .............................     100,000           1        2,116           --           --         2,117
Stock options exercised ...........................      21,391          31          110           --           --           141
Net (loss) recognized in other comprehensive income
   (loss) .........................................          --          --           --           --         (223)         (223)
Net (loss) ........................................          --          --           --       (1,395)          --        (1,395)
                                                     ----------    --------    ---------    ---------        -----      --------
Balance, December 31, 1998 ........................   8,467,260          85      305,098     (228,408)         (90)       76,685
Repurchase of common stock ........................    (490,737)         (5)      (5,692)          --           --        (5,697)
Cash dividends ($0.42 per share) ..................          --          --           --       (3,424)          --        (3,424)
Stock options exercised ...........................      17,476          --          122           --           --           122
Net income recognized in other comprehensive income
   (loss) .........................................          --          --           --           --           50            50
Net income ........................................          --          --           --        5,257           --         5,257
                                                     ----------    --------    ---------    ---------        -----      --------
Balance, December 31, 1999 ........................   7,993,999    $     80    $ 299,528    $(226,575)       $ (40)     $ 72,993
                                                     ==========    ========    =========    =========        =====      ========




              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                         TARRAGON REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      For the Years Ended December 31,
                                                                          -----------------------------------------------------
                                                                              1999                 1998               1997
                                                                          ------------         ------------       -------------
                                                                                             (dollars in thousands)

Cash Flows from Operating Activities
   Rentals collected............................................          $     73,684         $     59,108        $     50,578
   Interest collected...........................................                   549                  175                 634
   Interest paid (including $360 in 1999 to affiliates).........               (19,282)             (16,610)            (11,564)
   Payments for property operations (including
     $1,895 in 1998 and $1,648 in 1997 to affiliates)...........               (34,632)            (31,277)             (29,886)
   General and administrative expenses paid
     (including $2,215 in 1998 and $1,914 in 1997
      to affiliates)............................................                (9,769)              (4,441)             (2,134)
   Advisory fee paid to affiliate...............................                    --               (1,154)             (1,452)
   Organizational costs paid....................................                    --                 (286)                 --
   Litigation settlement........................................                  (350)                  --                  --
   Deferred borrowing costs paid................................                (1,016)              (2,982)             (2,915)
                                                                          ------------         ------------       -------------

     Net cash provided by operating activities..................                 9,184                2,533               3,261
                                                                          ------------         ------------       -------------

Cash Flows from Investing Activities
   Acquisition of real estate ..................................                (2,244)              (5,495)            (14,656)
   Proceeds from sale of real estate............................                 9,353                2,099               6,378
   Earnest money deposits refunded (paid).......................                   132                 (307)               (245)
   Real estate improvements.....................................               (22,899)             (17,343)            (27,349)
   Collections of notes receivable..............................                   136                  352                 187
   Investments in marketable equity securities..................                  (372)                 (81)             (2,462)
   Proceeds from sale of marketable equity securities...........                    --                  580               2,606
   Distributions from partnership's investing activities........                 2,688                   --                  --
   Proceeds from sale of partnership interest...................                    --                   --               1,600
   Cash and cash equivalents acquired in connection
     with merger of Tarragon and NIRT
     and acquisition of TRA.....................................                    --                  658                  --
   Net contributions and advances to partnerships...............               (16,187)             (24,291)             (9,872)
                                                                          ------------         ------------       -------------

     Net cash (used in) investing activities....................               (29,393)             (43,828)            (43,813)
                                                                          ------------         ------------       -------------




              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                         TARRAGON REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                     For the Years Ended December 31,
                                                                     --------------------------------
                                                                       1999        1998        1997
                                                                     --------    --------    --------
                                                                          (dollars in thousands)

Cash Flows from Financing Activities
   Proceeds from borrowings ......................................   $ 48,763    $ 79,586    $ 79,477
   Payments on notes payable .....................................    (18,861)    (41,977)    (36,034)
   Repair escrow deposits, net ...................................     (1,255)       (784)       (847)
   Dividends to stockholders .....................................     (3,517)     (3,388)     (2,105)
   Distributions from partnerships' financing activities .........      5,057       3,758          --
   Repurchase of common stock ....................................     (5,697)     (5,893)       (748)
   Proceeds from the exercise of stock options ...................        122          28          --
   Margin account borrowings (repayments), net ...................     (1,696)      2,254       1,209
   Advances (repayment of advances) from affiliates, net .........     (1,198)      5,891          --
                                                                     --------    --------    --------
Net cash provided by financing activities ........................     21,718      39,475      40,952
                                                                     --------    --------    --------

Net increase (decrease) in cash and cash equivalents .............      1,509      (1,820)        400

Cash and cash equivalents, beginning of year .....................      2,442       4,262       3,862
                                                                     --------    --------    --------
Cash and cash equivalents, end of year ...........................   $  3,951    $  2,442    $  4,262
                                                                     ========    ========    ========

Reconciliation of net income (loss) to net cash
  provided by operating activities
     Net income (loss) ...........................................   $  5,257    $ (1,395)   $  5,592
     Net gain on sale of real estate .............................    (11,969)     (2,108)     (4,350)
     Gain on sale of investments .................................         --        (123)       (913)
     Gain on insurance settlement ................................       (231)         --          --
     Write-off of deferred borrowing costs in connection
        with refinancings ........................................        444         431         299
     Extraordinary gain on debt forgiveness ......................         --          --        (431)
     Depreciation and amortization ...............................     13,380       8,587       7,938
     Equity in (income) loss of partnerships .....................        716         889        (643)
     Interest on advances to partnerships ........................       (798)       (566)         --
     Non-cash compensation related to stock options exercised ....         37         107          --
     Changes in other assets and other liabilities, net of
        effects of noncash investing and financing activities:
        Decrease in interest receivable ..........................        364           3           5
        Decrease (increase) in other assets ......................        639      (4,802)     (6,608)
        Increase in other liabilities ............................        806       1,673       1,962
        Increase (decrease) in interest payable ..................        539        (163)        410
                                                                     --------    --------    --------
Net cash provided by operating activities ........................   $  9,184    $  2,533    $  3,261
                                                                     ========    ========    ========




              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                         TARRAGON REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                           For the Years Ended December 31,
                                                           --------------------------------
                                                             1999        1998        1997
                                                           --------    --------    --------
                                                               (dollars in thousands)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Changes in assets and liabilities in connection with the
   purchase of real estate:
   Real estate .........................................   $ 11,961    $ 13,751    $ 30,762
   Other assets ........................................        366       1,157         416
   Notes and interest payable ..........................     (9,950)     (9,030)    (15,756)
   Other liabilities ...................................       (133)       (383)       (766)
                                                           --------    --------    --------
     Cash paid .........................................   $  2,244    $  5,495    $ 14,656
                                                           ========    ========    ========

Assets disposed of and liabilities released in
   connection with the sale of real estate:
   Real estate .........................................   $ 15,642    $  2,283    $  9,572
   Other assets ........................................        412         111          29
   Notes and interest payable ..........................    (15,062)     (2,356)     (7,493)
   Other liabilities ...................................       (385)        (47)       (134)
   Net gain on sale ....................................      8,746       2,108       4,404
                                                           --------    --------    --------
     Cash received .....................................   $  9,353    $  2,099    $  6,378
                                                           ========    ========    ========

Assets acquired and liabilities assumed in connection
   with the merger of Tarragon and NIRT and the
   acquisition of TRA:
   Real estate .........................................   $     --    $ 38,988    $     --
   Cash ................................................         --         658          --
   Other assets ........................................         --       9,598          --
   Notes, debentures, and interest payable .............         --     (29,260)         --
   Other liabilities ...................................         --      (3,807)         --
                                                           --------    --------    --------
     Purchase consideration ............................   $     --    $ 16,177    $     --
                                                           ========    ========    ========

Real estate written off pursuant to condemnation .......   $     --    $     --    $  2,210

Note payable written off pursuant to the
   condemnation of the collateral property .............   $     --    $     --    $  1,725

Allowance for estimated losses charged off
   in connection with the write-off of real estate .....   $     --    $     --    $    485




              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                         TARRAGON REALTY INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements of Tarragon Realty Investors, Inc., its subsidiaries, and consolidated partnerships have been prepared in conformity with generally accepted accounting principles ("GAAP"), the most significant of which are described in NOTE 1. "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES." The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements. The data presented in the Notes to Consolidated Financial Statements are as of December 31 of each year and for the years then ended unless otherwise indicated. Dollar amounts in tables are in thousands, except per share amounts. Certain balances for 1998 and 1997 have been reclassified to conform to the 1999 presentation.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Company business. Tarragon Realty Investors, Inc., is a Nevada corporation incorporated April 2, 1997, and the successor in interest to National Income Realty Trust ("NIRT") and Vinland Property Trust ("Vinland"). NIRT, a California business trust, was organized on October 31, 1978, and commenced operations on March 27, 1979, investing in income-producing real estate through acquisitions, leases, and partnerships. Vinland was a California business trust established July 18, 1973, and commenced operations April 2, 1974. Vinland was formed to invest in commercial and multifamily real estate. In July 1997, Vinland merged with Tarragon, its wholly-owned subsidiary.

Effective November 23, 1998, NIRT incorporated as a California corporation and on November 24, 1998, merged with and into Tarragon, with Tarragon as the survivor. Pursuant to the terms of the merger, each share of beneficial interest of NIRT was converted into 1.97 shares of Tarragon common stock.

FOR ACCOUNTING PURPOSES, THE MERGER WAS TREATED AS A REVERSE ACQUISITION OF TARRAGON BY NIRT USING THE PURCHASE METHOD OF ACCOUNTING, AND HISTORICAL BALANCES AND OPERATING DATA OF TARRAGON FOR PERIODS PRIOR TO THE MERGER FOUND IN THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES ARE THOSE OF NIRT. SHARE AND PER SHARE INFORMATION HAS BEEN RESTATED RETROACTIVELY TO GIVE EFFECT TO THE 1.97 TO 1 EXCHANGE RATIO IN THE MERGER. REFERENCES TO TARRAGON IN RELATION TO DATES PRIOR TO NOVEMBER 24, 1998, ARE INTENDED TO INCLUDE ITS PREDECESSORS, NIRT AND VINLAND.

Immediately following the merger, Tarragon acquired Tarragon Realty Advisors, Inc., our advisor since March 1, 1994, and NIRT's advisor since April 1, 1994, from William S. Friedman and his wife, Lucy N. Friedman, for 100,000 shares of Tarragon common stock and options to acquire 350,000 additional shares of our common stock at prices ranging between $13 and $16 per share. William S. Friedman is the President, Chief Executive Officer, and a Director of Tarragon and also served as President, Chief Executive Officer, and a Trustee of NIRT and as Director and Chief Executive Officer of Tarragon Realty Advisors. The Friedman family owns approximately 34% of the outstanding shares of our common stock. In addition to the options to acquire 350,000 additional shares received in connection with the purchase of Tarragon Realty Advisors discussed above, Mr. Friedman also holds options to acquire 450,000 additional shares of our common stock at prices ranging between $12 and $15 per share.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of consolidation. The Consolidated Financial Statements include the accounts of Tarragon, its subsidiaries, and partnerships it controls. All significant intercompany transactions and balances have been eliminated.

Real estate and depreciation. Real estate held for sale is carried at the lower of cost or estimated fair value less estimated costs to sell. Real estate held for investment is carried at cost unless an impairment is determined to exist, as discussed below. Impaired properties are written down to their estimated fair values. Foreclosed real estate is initially recorded at new cost, defined as the lower of the note receivable carrying amount or the fair value of the collateral property less estimated costs of sale. We capitalize property improvements and major rehabilitation projects that increase the value of the respective property and have useful lives greater than one year, except for individual expenditures less than $10,000 that are not part of a planned renovation project. Under this policy, during 1999, expenditures of $25.5 million were capitalized, including $16.9 million related to development properties, and property replacements of $2.3 million were expensed. Property replacements include, but are not limited to, such items as landscaping, exterior painting, and parking lot improvements. Depreciation is provided against real estate held for investment by the straight-line method over the estimated useful lives of the assets, ranging from three to 40 years.

We capitalize interest on funds used in constructing property from the date of initiation of construction activities through the time the property is ready for leasing. We also capitalize property taxes and insurance costs during the construction period. Interest, property taxes, and insurance expenditures of $509,000, $662,000, and $945,000 were capitalized during 1999, 1998, and 1997, respectively.

We periodically evaluate whether events or changes in circumstances indicate that the carrying value of any of our properties held for investment may not be recoverable. This evaluation generally consists of a review of the property's cash flow and current and projected market conditions, as well as any changes in general and local economic conditions. If an impairment loss exists based on the results of this review, a loss is recognized by a charge against current earnings and a corresponding reduction in the respective asset's carrying value. The amount of this impairment loss is equal to the amount by which the carrying value of the property exceeds the estimated fair value.

At least annually, we review all properties held for sale, and we determine whether the held for sale classification remains appropriate. The factors we consider in determining whether a change in classification to held for investment is appropriate include: (i) the property has been held for at least one year; (ii) we have no intent to dispose of the property within the next twelve months; (iii) the property is a "qualifying asset" as defined in the Internal Revenue Code of 1986; (iv) property improvements have been funded; and
(v) our financial resources are such that the property can be held long-term.

Allowance for estimated losses. Valuation allowances are provided for estimated losses on notes receivable and properties held for sale to the extent that the investment in the notes or properties exceeds our estimate of fair value less estimated selling costs of the collateral securing the notes or the properties. The provisions for losses are based on estimates, and actual losses may vary from current estimates. The estimates are reviewed periodically. Any additional provision we determine to be necessary or the reversal of any existing allowance no longer required is recorded by a charge or credit to current earnings.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash equivalents. We consider all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

Restricted cash. Restricted cash represents escrow accounts, generally held by the lenders of certain of our mortgage notes payable, for taxes, insurance, and property repairs and replacements.

Other assets. Other assets consist primarily of notes and interest receivable, marketable equity securities, tenant accounts receivable, deferred borrowing costs, prepaid leasing commissions, and goodwill. Marketable equity securities are considered to be available-for-sale and are carried at fair value, defined as year end closing market value. Net unrealized holding gains and losses are included in other comprehensive income (loss). Deferred borrowing costs are amortized on the straight-line method (which approximates the effective interest method) over the related loan terms, and such amortization is included in interest expense. Prepaid leasing commissions are amortized to leasing commission expense, included in property operating expenses, on the straight-line method over the related lease terms. Goodwill was recorded in connection with the acquisition of TRA and is being amortized on the straight-line method over five years.

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

Investments in noncontrolled partnerships. We use the equity method to account for investments in partnerships we do not control. Under the equity method, our initial investments are increased by our proportionate share of the partnerships' operating income and additional advances and decreased by our proportionate share of the partnerships' operating losses and distributions received.

Earnings per share. Net income (loss) per share of common stock is computed based upon the weighted average number of shares outstanding during each year. All share and per share data have been restated to give effect to the merger of Tarragon with NIRT on the basis of 1.97 shares of Tarragon common stock for each share of beneficial interest of NIRT.

On December 31, 1997, we adopted SFAS No. 128 - "Reporting Earnings Per Share," which superseded the Accounting Principles Board's Opinion No. 15 ("APB No. 15")
- "Earnings Per Share." This statement requires business enterprises with other than simple capital structures to report both basic and diluted earnings per share for each period for which a statement of operations is presented. There was neither a cumulative effect nor any impact on our financial position as a result of the adoption.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair value of financial instruments. SFAS No. 107 - "Disclosures About Fair Value of Financial Instruments" requires us to disclose the estimated fair values of our financial instrument assets and liabilities.

Disclosure about fair value of financial instruments is based on pertinent information available to us as of December 31, 1999 and 1998. Considerable judgment is necessary to interpret market data and develop estimated fair values. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values. For these reasons, the estimated fair values presented may differ significantly from the actual amounts we may realize or pay.

As of December 31, 1999 and 1998, we estimate that the carrying amounts for cash and cash equivalents and restricted cash approximate fair value because of the short maturities of those instruments. In addition, the carrying amounts of notes receivable and other liabilities approximate fair value. The fair values of notes payable are estimated by discounting future expected cash flows using current rates for loans with similar terms and maturities. See NOTE 6. "NOTES, DEBENTURES, AND INTEREST PAYABLE" for the disclosure of fair values of notes payable.

Stock option plans. We measure any compensation costs associated with the issue of stock options using the guidance provided by APB No. 25. Under APB No. 25, compensation costs related to stock options issued pursuant to compensatory plans are measured based on the difference between the quoted market price of the stock at the measurement date (ordinarily the date of grant) and the exercise price and should be charged to expense over the periods during which the grantee performs the related services. All stock options issued to date have exercise prices equal to the market price of the stock at the dates of grant. See NOTE 9. "STOCK OPTIONS."

Recent Accounting Pronouncements. On January 1, 1998, we adopted SFAS No. 130 - "Reporting Comprehensive Income." SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Accumulated other comprehensive income (loss) presented in the accompanying Consolidated Balance Sheets and Consolidated Statements of Stockholders' Equity represents unrealized holding gains and losses on marketable equity securities.

On December 31, 1998, we adopted SFAS No. 131 - " Disclosures about Segments of an Enterprise and Related Information." The provisions of this pronouncement had no effect on our financial statements as we consider rental real estate to be our only operating segment and manage our business accordingly.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2.  ALLOWANCE FOR ESTIMATED LOSSES AND PROVISIONS FOR LOSSES

Activity in the allowance for estimated losses was as follows:

                                                     1999          1998
                                                   ---------     -------
         Balance January 1................         $   1,194     $ 1,194
         Amounts charged off..............               (38)        -
                                                   ---------     -------
         Balance December 31..............         $   1,156     $ 1,194
                                                   =========     =======


Amounts charged off in 1999 relate to the sale of a tract of land in Orangeburg, South Carolina.

NOTE 3.  REAL ESTATE AND DEPRECIATION

Thirteen properties (comprised of nine apartment complexes with 1,293 units and four commercial properties with 234,407 square feet) were added to our portfolio in connection with the November 1998 merger of Tarragon and NIRT. The bases of the properties were determined by allocating the purchase consideration based on the properties' relative fair values. The following table depicts the 13 properties consolidated effective with the merger. In 1999, the two properties classified as held for sale below were sold. See discussion below.

                                                                          Acquisition Costs
                                                              Square      -----------------
   Property                        Location         Units     Footage      Basis     Debt
-------------------              ---------------   -------   ----------   -------   -------

PROPERTIES HELD FOR INVESTMENT
Apartments
Aspentree                        Dallas, TX            296      212,864   $ 4,382   $ 3,839
The Brooks                       Addison, TX           104       94,176     2,788     1,282
Collegewood                      Tallahassee, FL       162       83,700     2,779     2,020
French Villa                     Tulsa, OK             101      104,720     2,233     1,882
Holly House                      North Miami, FL        57       45,417     1,987     1,760
Mission Trace                    Tallahassee, FL        96      104,400     2,815     2,060
Riverside                        Austin, TX            145      110,868     3,950     4,163
Southern Elms                    Tulsa, OK              78       65,159     1,520     1,311
                                                   -------   ----------   -------   -------
                                                     1,039      821,304    22,454    18,317
                                                   -------   ----------   -------   -------

Commercial
Briarwest                        Houston, TX            --       25,323     1,874     1,679
Park 20 West                     Tallahassee, FL        --       69,065     3,442     1,884
Tarzana Towne Plaza              Tarzana, CA            --       37,208     3,355     2,924
                                                   -------   ----------   -------   -------
                                                        --      131,596     8,671     6,487
                                                   -------   ----------   -------   -------
PROPERTIES HELD FOR SALE
Apartments
Phoenix                          Tulsa, OK             254      208,726     1,966        --

Commercial
One Turtle Creek                 Dallas, TX             --      102,811     5,897     1,820
                                                   -------   ----------   -------   -------
                                                       254      311,537     7,863     1,820
                                                   -------   ----------   -------   -------
                                                     1,293    1,264,437   $38,988   $26,624
                                                   =======   ==========   =======   =======

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3.  REAL ESTATE AND DEPRECIATION (Continued)

During 1999, 1998 (prior to the merger), and 1997, we purchased eight multifamily properties with an aggregate 1,149 units and three commercial properties with 253,796 square feet, as presented below. In connection with these acquisitions, we paid Tarragon Realty Advisors real estate acquisition fees totaling $393,000 and a financing fee of $20,000 prior to the acquisition of Tarragon Realty Advisors. These properties are located in the same geographic areas where we currently operate and were acquired in separate transactions from unaffiliated sellers.


                                                                          Cost of Acquisition
                                             Date               Square    -------------------
   Property             Location           Acquired   Units     Footage     Cash      Debt
--------------------    ----------------   --------- -------   ---------  --------   --------

1999 Acquisition:
Orlando Central Park    Orlando, FL        May-99         --     138,574   $ 1,701   $ 8,000

1998 Acquisitions:
Desert Winds            Jacksonville, FL   Jun-98        152     121,056       603     1,375
Palm Grove              Orlando, FL        Jun-98        142      99,684       447     1,333
Silver Creek            Jacksonville, FL   Jun-98        152     144,240       490     1,312
1505 Hwy 6              Houston, TX        Oct-98         --      62,934     1,695     2,000
                                                     -------   ---------   -------   -------
                                                         446     427,914     3,235     6,020
                                                     -------   ---------   -------   -------

1997 Acquisitions:
Morningside             Jacksonville, FL   Feb-97        112      89,200       521     1,641
Newport                 Plantation, FL     Jun-97        152     139,364     1,526     5,058
Fountainhead            Kissimmee, FL      Jun-97        184     172,578     7,690        --
Courtyard at the Park   Miami, FL          Jul-97        127     117,250       728     2,973
Mariner Plaza           Tallahassee, FL    Aug-97         --      52,288     1,458        --
Landmark                Tallahassee, FL    Oct-97        128     113,720     1,822        --
                                                     -------   ---------   -------   -------
                                                         703     684,400    13,745     9,672
                                                     -------   ---------   -------   -------
                                                       1,149   1,250,888   $18,681   $23,692
                                                     =======   =========   =======   =======


In October 1999, we purchased a 115-acre tract of land in Fort Worth, Texas, for $2.7 million, $2 million of which was financed with a mortgage. The 43-acre tract of land in Fort Worth, Texas, purchased in 1998, was pledged as additional collateral on this mortgage.

In March 1998, we completed reconstruction and expansion of The Vistas at Lake Worth in Fort Worth, Texas, to 265 apartment units at a cost of $16.5 million. Initial operations at the property began in December 1997.

In April 1998, we purchased a 43-acre tract of land adjacent to The Vistas at Lake Worth in Fort Worth, Texas, for $707,000, including an acquisition fee to Tarragon Realty Advisors of $7,000. We plan to build a luxury apartment community known as The Observatory on a portion of this tract and develop the balance for sale as single family home lots. In May 1998, we purchased a 33-acre tract of land in Frisco, Texas, for $4.5 million, paying $1.6 million in cash and financing the remainder with a short-term mortgage. In connection with this transaction, we paid Tarragon Realty Advisors an acquisition fee of $45,000 and a financing fee of $30,000. Construction is presently underway on a portion of the site for a 320-unit luxury apartment community known as The Vintage at Legacy.

We added 300 units to our multifamily portfolio in July 1997 when we acquired an additional 40% interest in English Village Partners, L.P., for $1 million. As we now hold a 90% interest in the partnership, the operations of English Village Apartments, located in Memphis, Tennessee, and subject to a mortgage with a December 31, 1999, balance of $5.8 million, have been consolidated since July 1997.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3.  REAL ESTATE AND DEPRECIATION (Continued)

In January 1999, we sold part of the University Center parking lot for $575,000 receiving cash of $557,000 and recognizing a gain of $338,000.

In April 1999, we sold the K-Mart Shopping Center in Thomasville, Georgia, for $1.6 million and the Phoenix Apartments for $2.7 million, recognizing gains totalling $418,000. We received cash of $2.9 million after paying closing costs and the mortgage on K-Mart.

In May 1999, we sold One Turtle Creek Office Complex for $9.7 million, recognizing a gain of $3.2 million based on a post-merger carrying value of $5.9 million. This property had been purchased in March 1992 by Vinland. The carrying value of the property was $4.1 million before the November 1998 merger of Tarragon with NIRT. We received cash of $3.2 million after paying closing costs and the mortgage.

Also in May 1999, we sold about 40% of our K-Mart Shopping Center in Charlotte, North Carolina, for $1.1 million, recognizing a gain of $326,000. As part of this sale, the $1.2 million mortgage on the entire property was paid off, which required $156,000 in addition to the proceeds of the sale.

In August 1999, we sold Woodcreek Apartments in Denver, Colorado, for $7 million, receiving cash of $2 million and recognizing a gain of $4.3 million.

In September 1999, we sold a parcel of land in Orangeburg, South Carolina, for $93,000, receiving cash of $85,000. In connection with this sale, no loss was recognized in excess of amounts previously recognized.

In October 1999, we sold Woodbrier Apartments for $3 million, recognizing a gain of $200,000. We received net cash proceeds of $778,000 after the mortgage payoff and closing costs.

We sold Mountain View Shopping Center in Las Vegas, Nevada, and Spring Pines Apartments in Houston, Texas, during 1998 for an aggregate sale price of $4.7 million, receiving net cash proceeds of $2.1 million and recognizing gains on the sales totaling $2.1 million.

We sold Plaza Hills Apartments in Kansas City, Missouri, Huntington Green Apartments in Philadelphia, Pennsylvania, and Pheasant Pointe Apartments in Sacramento, California, during 1997 for an aggregate sale price of $14 million, receiving net cash proceeds of $6.4 million and recognizing gains on the sales totaling $4.4 million.

In November 1995, the city of Indianapolis, Indiana, initiated condemnation proceedings against our K-Mart Shopping Center acquired through a deed in lieu of foreclosure in December 1994. The shopping center was vacant at the time we acquired it, although leased to K-Mart under a net lease expiring in 1999. The lease was assigned by K-Mart to the city of Indianapolis in September 1995. In March 1996, we ceased payments on the $1.7 million non-recourse mortgage loan secured by the shopping center. In March 1997, we wrote off the property and related debt. No loss was recognized in excess of amounts previously provided.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3.  REAL ESTATE AND DEPRECIATION (Continued)

Properties we believe have peaked in value or can no longer operate efficiently within our portfolio have been placed on the market for sale. The following table summarizes properties reclassified from held for investment to held for sale since the beginning of 1997. We ceased depreciating the properties in the month following their reclassification.

              Date
         Reclassified              Number of Commercial   Net Carrying
            To Held     Number of  Apartment   Square       Value at
            For Sale   Properties    Units    Footage   Reclassification
        -------------- ---------- ---------- ---------- ----------------
                                                          (in millions)

             Mar-98        12        3,406         --        $  56.8
             Sep-98         1          136         --            1.6
             Sep-98         3           --    216,777            7.7
             Dec-98         2          360         --            5.1
             Dec-98         1           --     39,600            1.6
             Jun-99         2           --    253,336           13.4
             Sep-99         1          128         --            2.6

Conversely, Tarragon has identified certain properties previously classified as held for sale and reclassified them to held for investment. Tarragon made the decision not to pursue selling these properties due to the availability of favorable long term fixed rate financing. The following table summarizes properties reclassified from held for sale to held for investment since the beginning of 1997. We resumed depreciating these properties in the month following their reclassification, and depreciation expense was adjusted to record depreciation for the period of time the properties were classified as held for sale.

       Date           Date
   Reclassified   Reclassified            Number of  Commercial   Net Carrying
   To Held for      To Held    Number of  Apartment    Square      Value at
    Investment      For Sale   Properties   Units     Footage   Reclassification
 -------------- -------------- ---------- --------- ----------- ----------------
                                                                  (in millions)

      Sep-98         Mar-98          2       320          -       $   5.7
      Mar-99     Mar-98/Dec-98       4       740          -          13.3
      Jun-99         Mar-98          3       424          -           7.3
      Jun-99         Sep-98          1         -     72,065           3.0
      Sep-99         Mar-98          1       299          -           4.5
      Dec-99         Mar-98          1       224          -           2.2

The estimated fair values of the properties summarized above exceeded their carrying values at the time of determination to reclassify, so no losses were recognized upon their reclassification. At December 31, 1999, we have 13 properties with an aggregate net carrying value of $52.9 million classified as held for sale. Results of operations for the years ended December 31, 1999, 1998, and 1997, for properties held for sale as of December 31, 1999, were $1.8 million, $2.4 million, and $1.5 million, respectively. Operations for these properties include rental revenue, property operating expenses, interest expense, and depreciation expense (prior to their reclassification to held for sale). For a listing of properties held for sale at December 31, 1999, see
Schedule III.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4.  INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

Investments in and advances to partnerships consisted of the following at December 31:

                                                      1999         1998
                                                    ---------    --------

801 Pennsylvania Avenue..........................    $     23     $    10
Ansonia Apartments, L.P..........................      20,752      13,383
Antelope Pines Estates, L.P......................         415         109
Calistoga Ranch Owners, L.L.C....................         400          --
Danforth National Apartments, Ltd................         818       2,695
Lake Lotta Apartments, L.L.C.....................         850          --
Larchmont Associates, L.P........................       1,929       1,837
Merritt 8 Acquisitions, L.L.C....................       2,582          --
National Omni Associates, L.P....................       5,874       5,902
Orange National Partners, Ltd....................       4,009       4,203
RI Panama City, Ltd..............................         754       1,460
RI Windsor, Ltd..................................         384       2,898
Sacramento Nine..................................       1,094         555
Stone Creek Associates I, L.L.C..................          --          --
Tarragon Huntsville Apartments, L.L.C............         765         677
Tarragon Savannah I, L.P.........................         195       2,511
Tarragon Savannah II, L.P........................         990          --
Tarragon Stoneybrook Apartments, L.L.C...........       5,918         209
Woodcreek Garden Apartments, L.P.................       1,082         907
                                                     --------     -------
                                                     $ 48,834     $37,356
                                                     ========     =======

We hold noncontrolling interests in each of the above partnerships as the outside partners participate in the decision-making activities of the partnerships. Therefore, we account for our investments in these partnerships using the equity method.

Partnerships with affiliates of Robert C. Rohdie

In 1997, 1998 and 1999, we formed nine partnerships with affiliates of Robert C. Rohdie. These partnerships include Danforth National Apartments, Ltd., Lake Lotta Apartments, L.L.C., Orange National Partners, Ltd., RI Panama City, Ltd., RI Windsor, Ltd., Tarragon Huntsville Apartments, L.L.C., Tarragon Savannah I, L.P., Tarragon Savannah II, L.P., and Tarragon Stoneybrook Apartments, L.L.C. Except for Danforth, we hold 50% interests in each of these partnerships. We hold an 80% interest in Danforth. Each of these partnerships was formed to construct, own, and operate a luxury apartment community in Florida, Georgia, or Alabama. These properties, with an aggregate 2,273 units, are in various stages of construction and/or lease-up. Generally, the partnerships obtained construction loans (guaranteed by Mr. Rohdie) to finance the construction. The remaining costs were primarily funded by interest-bearing priority loans from Tarragon. We have made capital contributions to these partnerships of $827,000, and the aggregate balance of unpaid interest-bearing priority loans at December 31, 1999, is $17.3 million. In 1997, in connection with the acquisition of the land on which The Club at Danforth was constructed, Danforth paid an acquisition fee of $30,000 to Tarragon Realty Advisors.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4.  INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS (Continued)

In February 2000, we effectively acquired Mr. Rhodie's interests in these partnerships. See NOTE 19. "SUBSEQUENT ACQUISITION OF JOINT VENTURE INTERESTS."

Ansonia Apartments, L.P.

In December 1997, we formed Ansonia Apartments, L.P., with two unrelated entities to invest in the renovation and repositioning of older, suburban apartment properties in central and eastern Connecticut. We formed this partnership to take advantage of the acquisition and management skills of Robert Rothenberg, Saul Spitz, Richard Frary, and Joel Mael, the principals of our outside partners. Tarragon has a 70% interest in this partnership. The outside partners have a 30% interest in the partnership, subject to their obligation to pay Tarragon 30% of the amounts it contributed to the partnership plus interest. Between December 1997 and November 1999, Ansonia purchased sixteen operating properties with 2,580 apartment units at an aggregate cost of $84 million, $67.5 million of which was financed through mortgages on each property. The remainder of the aggregate purchase price was paid with funds Tarragon contributed to Ansonia. Our contributions, with a balance of $16.7 million at December 31, 1999, earn a preferred return and will be repaid through preferential returns from operation, refinancing, sale, or other disposition of the properties. In connection with the acquisition and financing of these properties, Ansonia paid Tarragon Realty Advisors fees of $38,000 in 1997 and $54,000 in 1998.

Antelope Pines Estates, L.P., and Woodcreek Garden Apartments, L.P.

In December 1998, we purchased a 49% general partner interest in Antelope Pines Estates, L.P., which owns a 314-unit operating apartment property and in Woodcreek Garden Apartments, L.P., which owns a 416-unit operating apartment property, both located in Lancaster, California. We have made investments in and advances to the partnerships of $1.5 million, which are expected to be repaid from operations, refinancing, sale, or other disposition of the properties, subject to preferential returns to the other partners.

Calistoga Ranch Owners, L.L.C.

In October 1999, Tarragon contributed $400,000 to the partnership and acquired a 4% interest. The partnership will acquire Calistoga Ranch Resort, a luxury residential development with resort-type amenities on approximately 167 acres in Napa County, California. Tarragon has agreed to lend up to $2 million to Calistoga to consummate the closing of the purchase. For each $100,000 of the loan amount, Tarragon will receive an additional 1% interest in the partnership.

801 Pennsylvania Avenue

In June 1995, we acquired a 50% economic interest in an office building located at 801 Pennsylvania Avenue, Washington, D.C. This interest was acquired through purchase of a first lien mortgage note with a face value of $8.5 million for $3 million. In accordance with the terms of the note, our $3 million investment, as well as any additional advances made to the property, were to be repaid from property cash flow after operating expenses, with interest at a rate of 11% per annum. The $5.5 million remaining balance of the note plus accrued interest was to be satisfied by payment of 50% of all funds available after property operating expenses plus 50% of the proceeds from any sale or refinancing. In June 1998, new first mortgage financing in the amount of $4.2 million secured by the property was obtained. We received $3.8 million of the financing proceeds, $2.9 million of which represented the balance of our original investment, $606,000 of which was accrued interest, and $267,000 was our 50% participation in excess financing proceeds.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4.  INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS (Continued)

Larchmont Associates, L.P.

We hold a 57% interest in Larchmont Associates, L.P., which owns a 504-unit apartment complex in Toledo, Ohio. The Larchmont interest was initially acquired by Vinland in December 1995 in return for a cash investment of $418,000. Since then, additional advances have been made to Larchmont, largely to fund capital improvements. The $1.9 million aggregate balance is expected to be repaid with interest at 18% from the operation, refinancing, sale, or other disposition of the property.

Merritt 8 Acquisitions, L.L.C.

In August 1999, Tarragon acquired an 80% interest in Merrit 8 with an investment of $2.6 million. The partnership purchased Merritt 8 Corporate Park, a 160,000 square foot office building in Stratford, Connecticut, at a cost of $20 million of which $18 million was paid from a mortgage on the property. The members of Merritt 8 had a contract to acquire for $500,000 an adjacent 19 acre parcel for future development. In January 2000, the members formed Merritt Stratford, L.L.C., and purchased the land.

National Omni Associates, L.P.

In December 1997, we formed Omni in which we held a 55% interest. Omni purchased 5600 Collins Avenue, a 289-unit high rise waterfront apartment building in Miami Beach, Florida, in February 1998 and paid Tarragon Realty Advisors a $150,000 acquisition fee. The purchase price of $32 million was partially funded through $26 million of first and second lien loans. The remainder of the purchase price was paid with funds Tarragon contributed. In connection with the merger, our interest increased to 70%. Our investment balance of $5.9 million at December 31, 1999, is to be repaid with interest at rates between 10% and 18% through preferential returns from operation, refinancing, sale, or other disposition of the property. In February 2000, we acquired our partner's interest in Omni. See
Note 18. "SUBSEQUENT EVENTS."

Sacramento Nine ("SAC 9")

Tarragon and Transcontinental Realty Investors, Inc., (successor by merger to Continental Mortgage and Equity Trust) are partners in SAC 9, a tenancy-in-common that owned two office buildings in the vicinity of Sacramento, California. Tarragon has a 70% undivided interest in SAC 9. In December 1999, SAC 9 sold one of its two properties. Tarragon recognized a gain on sale of $3.2 million and received $2.7 million in cash.

Stone Creek Associates I, L.L.C.

In December 1999, Tarragon acquired a 72% interest in Stone Creek. The partnership will own and operate an apartment complex in Sacramento, California. Tarragon is obligated to contribute about $1.5 million to the partnership, and about $1 million was contributed in January 2000 when the partnership acquired the property. Tarragon's interest will decline to 56% after receiving distributions that repay its contribution with a preferred return of 15%.

Other partnerships

Until July 1997, we held a 50% interest in English Village Partners, L.P., at which time we acquired an additional 40% interest in English Village, increasing our total interest to 90%, in exchange for a capital contribution of $1 million. As we now hold a controlling interest, the operations of English Village, have been consolidated since July 1997. See NOTE 3. "REAL ESTATE AND DEPRECIATION."

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4.  INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS (Continued)

Until November 1997, we had a 40% interest in Indcon, L.P., which owned industrial warehouses. In August 1997, Indcon sold a warehouse for $60,000 receiving net cash proceeds of $54,000 of which our proportionate share was $22,000. In connection with the sale, Indcon recorded a loss on the sale totaling $134,000, and we recorded a $54,000 loss representing our proportionate share of the loss on sale. In November 1997, we sold our interest in the partnership for $1.6 million cash. In connection with this sale, we recognized a gain of $215,000.

Below are summarized financial data for the partnerships accounted for using the equity method as of and for the periods indicated (unaudited):

                                                                                                  Other
December 31, 1999                                                                   Other     Construction/
                                  Ansonia     Danforth      Omni      Windsor     Operating      Lease-Up     Other        Total
                                  --------    --------    --------    --------    ---------   -------------  --------    ---------
Real estate ...................   $ 96,429    $ 16,200    $ 33,355    $ 18,794    $ 70,299       $ 65,231    $    844    $ 301,152
Accumulated depreciation ......     (2,543)       (792)     (1,379)     (1,159)     (2,972)        (1,517)         --      (10,362)
Other assets ..................      2,492         305         748         420       3,116          1,139          --        8,220
Notes and interest payable ....    (73,739)    (15,028)    (26,050)    (18,830)    (53,806)       (52,011)         --     (239,464)
Other liabilities .............     (5,343)     (2,992)     (1,595)     (1,727)     (3,864)       (15,097)       (844)     (31,462)
                                  --------    --------    --------    --------    --------       --------    --------    ---------
Partners' capital (deficit) ...   $ 17,296    $ (2,307)   $  5,079    $ (2,502)   $ 12,773       $ (2,255)   $     --    $  28,084
                                  ========    ========    ========    ========    ========       ========    ========    =========
Our proportionate share of
   capital (deficit) ..........   $ 17,296    $ (1,845)   $  5,079    $ (1,194)   $  4,357       $   (814)   $     --    $  22,879
Advances ......................      3,456       2,663         795       1,578       2,768         13,930         765       25,955
                                  --------    --------    --------    --------    --------       --------    --------    ---------
Investments in and advances to
   partnerships ...............   $ 20,752    $    818    $  5,874    $    384    $  7,125       $ 13,116    $    765    $  48,834
                                  ========    ========    ========    ========    ========       ========    ========    =========

Year ended December 31, 1999

Rental revenue ................   $ 12,863    $  1,889    $  4,466    $  2,487    $ 10,408       $  4,405    $     --    $  36,518
Property operating expenses ...     (6,381)       (941)     (2,236)     (1,090)     (4,784)        (2,167)         --      (17,599)
Interest expense ..............     (4,221)     (1,078)     (2,049)     (1,365)     (3,167)        (2,333)         --      (14,213)
Depreciation expense ..........     (1,869)       (596)       (765)       (773)     (1,584)        (1,288)         --       (6,875)
                                  --------    --------    --------    --------    --------       --------    --------    ---------
Income (loss) before gain
   on sale of real estate .....        392        (726)       (584)       (741)        873         (1,383)         --       (2,169)
Gain on sale of real estate ...         --          --          --          --       4,608             --          --        4,608
                                  --------    --------    --------    --------    --------       --------    --------    ---------
Net income (loss) .............   $    392    $   (726)   $   (584)   $   (741)   $  5,481       $ (1,383)   $     --    $   2,439
                                  ========    ========    ========    ========    ========       ========    ========    =========
Equity in income (loss) of
   partnerships ...............   $    386    $   (282)   $   (584)   $   (342)   $    677       $   (571)   $     --    $    (716)
                                  ========    ========    ========    ========    ========       ========    ========    =========
Our proportionate share of gain
   on sale of real estate .....   $     --    $     --    $     --    $     --    $  3,226       $     --    $     --    $   3,226
                                  ========    ========    ========    ========    ========       ========    ========    =========

December 31, 1998

Real estate ...................   $ 69,271    $ 15,949    $ 32,576    $ 18,688    $ 18,420       $ 35,280    $ 35,874    $ 226,058
Accumulated depreciation ......       (675)       (196)       (614)       (387)     (3,721)          (227)         --       (5,820)
Other assets ..................      1,472         430         853         205         864            698         833        5,355
Notes and interest payable ....    (54,530)    (13,295)    (26,050)    (15,962)    (13,102)       (27,030)    (26,500)    (176,469)
Other liabilities .............     (2,163)     (3,809)       (935)     (3,765)     (2,597)        (8,676)     (2,099)     (24,044)
                                  --------    --------    --------    --------    --------       --------    --------    ---------
Partners' capital (deficit) ...   $ 13,375    $   (921)   $  5,830    $ (1,221)   $   (136)      $     45    $  8,108    $  25,080
                                  ========    ========    ========    ========    ========       ========    ========    =========
Our proportionate share of
   capital (deficit) ..........   $ 13,375    $   (744)   $  5,830    $   (611)   $    945       $    221    $    119    $  19,135
Advances ......................          8       3,439          72       3,509       1,457          7,953       1,783       18,221
                                  --------    --------    --------    --------    --------       --------    --------    ---------
Investments in and advances to
   partnerships ...............   $ 13,383    $  2,695    $  5,902    $  2,898    $  2,402       $  8,174    $  1,902    $  37,356
                                  ========    ========    ========    ========    ========       ========    ========    =========

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4.  INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS (Continued)


                                                                                                  Other
Year ended December 31, 1998                                                        Other     Construction/
                                  Ansonia     Danforth      Omni      Windsor     Operating      Lease-Up     Other        Total
                                  --------    --------    --------    --------    ---------   -------------  --------    ---------

Rental revenue ................   $ 5,558      $ 419      $ 3,945     $ 1,338      $ 2,496       $ 1,088       $ --      $ 14,844
Property operating expenses ...    (2,762)      (384)      (2,163)     (1,071)        (751)         (621)        --        (7,752)
Interest expense ..............    (1,788)      (776)      (1,931)     (1,496)        (562)         (898)        --        (7,451)
Depreciation expense ..........      (668)      (196)        (614)       (348)        (449)         (228)        --        (2,503)
                                  -------      -----      -------     -------      -------       -------       ----      --------
Net income (loss) .............   $   340      $(937)     $  (763)    $(1,577)     $   734       $  (659)      $ --      $ (2,862)
                                  =======      =====      =======     =======      =======       =======       ====      ========
Equity in income (loss) of
   partnerships ...............   $   340      $(750)     $  (648)    $  (789)     $ 1,362       $  (404)      $ --      $   (889)
                                  =======      =====      =======     =======      =======       =======       ====      ========


Year ended December 31, 1997                      Other
                                       Windsor  Operating    Total
                                       -------  ---------   -------

Rental revenue ......................   $ 225    $ 3,598    $ 3,823
Property operating expenses .........     (79)    (1,340)    (1,419)
Interest expense ....................    (180)      (649)      (829)
Depreciation expense ................     (38)      (481)      (519)
                                        -----    -------    -------
Income (loss) before loss on sale
   of real estate ...................     (72)     1,128      1,056
Loss on sale of real estate .........      --       (134)      (134)
                                        -----    -------    -------
Net income (loss) ...................   $ (72)   $   994    $   922
                                        =====    =======    =======

Equity in income (loss) of
   partnerships .....................   $ (36)   $   679    $   643
                                        =====    =======    =======

Our proportionate share of loss
   on sale of real estate ...........   $  --    $   (54)   $   (54)
                                        =====    =======    =======


"Other Operating" partnerships include those with fully operational properties. "Construction/lease-up" partnerships include those with properties under construction or recently completed. "Other" in 1999 and 1998 includes one property held for future development, and in 1998 also includes one partnership that began construction of its property in 1999, and two partnerships with one property each that began operations in 1999. Equity in income of "Other Operating" partnerships for the year ended December 31, 1998, includes $873,000 received from the refinancing of 801 Pennsylvania Avenue, as described above, representing accrued interest on our original investment and additional advances plus a 50% participation in the excess financing proceeds. Interest, property taxes, and insurance expenditures of $2.2 million, $1.7 million and $631,000 in 1999, 1998, and 1997, respectively, were capitalized on properties constructed by partnerships we account for using the equity method.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5.  INVESTMENTS IN MARKETABLE EQUITY SECURITIES

Investments in marketable equity securities consist of securities of unaffiliated real estate companies and are available for sale. The investments are carried at fair value and are included in "Other assets" in the accompanying Consolidated Balance Sheets. Unrealized holding gains and losses are included in other comprehensive income (loss).

Carrying value and cost basis of investments in marketable equity securities were as follows:

                                          December 31,
                                         ---------------
                                          1999     1998
                                         -----     -----
Carrying value.........................    $510     $88
Cost basis.............................     550     178


Unrealized holding gains and losses, securities sold, and realized gains on the sale of marketable equity securities were as follows:

                                                          For the Years Ended December 31,
                                                          --------------------------------
                                                           1999       1998         1997
                                                          ------     ------       -------
Unrealized holding gains ..............................     $50      $  --        $  831
Unrealized holding losses .............................      --       (100)           --
Marketable equity securities sold .....................      --        580         2,606
Cost basis of marketable equity securities sold .......      --        457         1,908
Realized gains on sale marketable equity securities ...      --        123           698


NOTE 6.  NOTES, DEBENTURES, AND INTEREST PAYABLE

Notes, debentures, and interest payable consisted of the following at December
31:

                                                                    1999                           1998
                                                             --------------------------     -------------------------
                                                               Estimated                     Estimated
                                                                 Fair          Book            Fair         Book
                                                                 Value         Value           Value        Value
                                                             -------------   ---------      -----------   -----------
     Mortgage notes payable ...........................      $    270,961    $ 273,857      $   249,381   $   251,141
     Other notes payable...............................            10,950       10,950            9,399         9,590
     Debentures payable................................               892          928              873           928
     Accrued interest .................................                --        2,032               --         1,702
                                                             ------------    ---------      -----------   -----------
                                                             $    282,803    $ 287,767      $   259,653   $   263,361
                                                             ============    =========      ===========   ===========


Notes payable at December 31, 1999, bear interest at fixed rates from 5.99% to 9.81% per annum and variable rates currently ranging from 5.69% to 10.5% and mature from 2000 through 2031. The mortgage notes are generally nonrecourse and are collateralized by deeds of trust on real estate with an aggregate carrying value of $292.8 million.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6.  NOTES, DEBENTURES, AND INTEREST PAYABLE (Continued)

Debentures are unsecured, bear interest at 9% per annum, mature June 30, 2003, and are redeemable at any time at 100% of the principal amount together with accrued but unpaid interest. Interest is payable semiannually in June and December. Debentures were issued in 1993 by Vinland in connection with a dividend to stockholders.

Other notes payable at December 31, 1999, include $5.1 million due to affiliates of Mr. Friedman. See NOTE 12. "RELATED PARTY TRANSACTIONS." Other notes payable also include $6.7 million obtained through line of credit facilities closed in 1999 as discussed below.

At December 31, 1999, scheduled principal payments on notes and debentures payable are due as follows:

         2000..................    $  81,311
         2001..................       40,595
         2002..................        7,138
         2003..................        5,898
         2004..................       11,853
         Thereafter............      138,940
                                   ---------
                                   $ 285,735
                                   =========

We intend to either pay off the loans as they come due or extend the due dates while seeking to obtain long term refinancing. Of the principal payments due in 2000, $39.8 million represents amounts due under the $50 million revolving credit facility, which has two six-month extension options. We have extended a $1.1 million loan, scheduled to mature in 2000, to May 2001 and a $6.9 million loan, included in 2000 scheduled principal payments, to February 2003. We paid off a $2.4 million loan, scheduled to mature in 2000, in connection with the sale of a portion of Rancho Sorrento Office Building in January 2000. We believe we can arrange new financing as needed but cannot assure that we will be successful in our efforts or that the timing of new financing will coincide with the due dates of maturing loans.

During 1999, 1998, and 1997, we obtained permanent mortgage financing on 31 properties totaling $115.8 million, receiving net cash proceeds of $44.4 million after the payoff of $61.5 million in existing debt. The remainder of the financing proceeds was used to fund escrows for replacements and repairs and to pay the associated closing costs. In connection with these financings, we paid fees of $708,000 to Tarragon Realty Advisors.

During 1999, 1998, and 1997, we obtained interim financing secured by three properties totaling $11.6 million (excluding fundings under the $50 million and $35 million revolving credit facilities discussed below), receiving net cash proceeds of $11.1 million. In connection with these financings, we paid fees of $89,000 to Tarragon Realty Advisors. One of these properties was refinanced in 1998 with a funding under the $35 million revolving credit facility discussed below.

In April 1999, Tarragon obtained a $6 million line of credit, secured by treasury shares of Tarragon common stock valued at no less than two times the outstanding balance of the line of credit. Some of the shares of common stock were pledged by the family of Mr. Friedman as an accommodation to Tarragon, and the remaining were treasury shares. As of December 31, 1999, we have replaced the shares pledged by the Friedman family with treasury shares purchased under our stock repurchase program. Advances under the line of credit bear interest at the 30-day LIBOR plus 1.75% per annum. Terms of the line of credit require monthly payments of interest only, with the principal due in April 2001. We received $2.2 million in cash from this transaction, after paying off two loans with the same lender which were also secured by shares of our common stock. These loans included a $1.5 million note due in July 1999 and a $2.2 million note due in January 2000.

In May 1999, Tarragon obtained a $650,000 line of credit facility secured by
2.474 acres of land in Dallas, Texas, know as Lake Highlands land and treasury stock valued at no less than $650,000. Advances under the line of credit bear interest at prime. Terms of the line of credit require monthly payments of interest only, with the principal due in May 2000. Tarragon received $614,000 cash from this transaction. The line of credit is guaranteed by Mr. Friedman.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6.  NOTES, DEBENTURES, AND INTEREST PAYABLE (Continued)

In June 1996, Tarragon purchased the $3.1 million Fannie Mae mortgage backed security ("Fannie Mae MBS") issued by the lender in connection with the financing of Forest Oaks Apartments at a 1/2% discount and simultaneously entered into a reverse repurchase agreement with an investment bank. The investment bank purchased the Fannie Mae MBS from Tarragon for 92% of its value, and Tarragon agreed to repurchase the MBS from the investment bank one month later at the same price plus interest at LIBOR plus 1/2% per annum. In July 1996, Tarragon purchased the $16.8 million Government National Mortgage Association mortgage backed security ("GNMA MBS") issued by the lender in connection with the financing of Heather Hills Apartments at a 2.7% discount and added this MBS to the reverse repurchase transaction with the investment bank. As provided for in the agreement, Tarragon and the investment bank extended the repurchase date monthly, and the repurchase price fluctuated with changes in the values of the MBSs. In January 1997, we entered into a similar repurchase transaction with a government sponsored enterprise which purchased the MBSs for 97% of their aggregate value, and we agreed to repurchase them one month later at the same price plus interest at 5.4% per annum. Tarragon and the government sponsored enterprise extended the repurchase date monthly, establishing a new repurchase price each month. In November 1997, we purchased the $2.7 million Fannie Mae MBS issued by the lender in connection with the financing of Cross Creek Apartments at face value and added this MBS to the reverse repurchase transaction. In July 1998, we renewed the reverse repurchase agreement with the investment bank. Currently, the repurchase date is March 2000, the repurchase price is $21.2 million, and the interest rate is 5.88%. The reverse repurchase transaction has resulted in effective interest rates as of December 31, 1999, on the Forest Oaks, Heather Hills, and Cross Creek financings of 6.74%, 5.96%, and 6.44%, respectively.

We are exposed to a demand for additional collateral or, in the alternative, credit loss in the event the interest rate associated with the repurchase transaction fluctuates in a manner that is unfavorable to our interest in the MBSs. However, we intend to either pay off the mortgages or modify the mortgages to increase the interest rate prior to any significant credit loss.

In connection with its acquisition of Tarragon Realty Advisors, Tarragon assumed a $1.5 million note payable to a bank. This loan was secured by Tarragon common stock and was paid off in April 1999 in connection with the closing of the $6 million line of credit.

During 1997, we obtained a $2.2 million loan secured initially by treasury shares of stock. The proceeds of this loan were advanced to RI Windsor, Ltd., a partnership in which we hold a 50% interest. See NOTE 4. "INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS." This loan was paid off in connection with the closing of the $6 million line of credit in April 1999.

In May 1997, we accepted a commitment from GMAC Commercial Mortgage Corporation ("GMAC") for a $50 million revolving credit facility. Advances under the facility are available to finance properties currently owned as well as new acquisitions. The outstanding balance is limited to the lesser of 75% of the value of the collateral properties or an amount supported by a debt service coverage ratio of 1.25. The borrowing base may be increased by adding new or existing properties to the collateral pool. Advances are limited to the lesser of 75% of the appraised value of the property as stabilized or 80% of total acquisition costs which include the purchase price of a newly acquired property and the cost of improvements incurred between the date of

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6.  NOTES, DEBENTURES, AND INTEREST PAYABLE (Continued)

acquisition and the date that any mortgage secured by that property is recorded. A newly acquired property is defined as a property owned for less than one year. The outstanding balance under the facility bears interest at the 30 day LIBOR plus a variable spread of between 2% and 2.5% which is determined based on the loan-to-value and debt service coverage maintained. Payment terms include interest only monthly with the outstanding balance due at maturity, which is 36 months from the date of the first advance. We may extend the maturity by two six-month terms, but no new fundings may occur under the facility during any extension period. Fundings under this revolving credit facility total $47.5 million, $42 million of which were obtained in 1997, secured by first mortgages against nine properties. We received net cash proceeds of $31.7 million ($26.3 million in 1997) from these fundings after the payoff of existing mortgages of $13.5 million in 1997, establishing escrows for taxes, insurance, and repairs, and paying the associated closing costs. In connection with these fundings, we paid Tarragon Realty Advisors financing fees totaling $475,425 ($420,000 in 1997). The December 31, 1999, outstanding balance of advances under this revolving credit facility is $39.8 million.

In June 1998, we obtained a $35 million revolving credit facility from GMAC with substantially the same terms as the $50 million revolving credit facility obtained in 1997. The outstanding balance under the facility bears interest at the 30-day LIBOR plus 2%. Payment terms include interest only monthly with the outstanding balance due at maturity, which is June 2001. Similar to the $50 million facility, the maturity of the $35 million facility may be extended by two six-month terms, but no new fundings may occur under the facility during any extension period. In June 1998, we obtained fundings under this revolving credit facility of $9.5 million, which represents the December 31, 1999, outstanding balance of advances under this revolving credit facility, secured by first mortgages on two properties. We received net cash proceeds of $4 million from these fundings after the payoff of existing mortgages totaling $5.1 million, establishing escrows for taxes, insurance, and repairs, and paying the associated closing costs. In connection with these fundings, we paid Tarragon Realty Advisors financing fees totaling $95,000.

During 1999, we recognized extraordinary expenses related to early extinguishment of debt of $444,000 from prepayment penalties and deferred financing expenses written off in connection with the 1999 refinancings. Of this amount, $196,000 represents our share of such expenses of unconsolidated partnerships.

During 1998, we recognized $1.2 million of extraordinary expenses resulting from prepayment penalties and the write-off of deferred financing expenses associated with certain refinancings.

In 1997, we recognized a $431,000 extraordinary gain on early extinguishment of debt resulting from a discounted payoff of the mortgage secured by University Center. We also recognized extraordinary expenses of $370,000 in 1997 resulting from prepayment penalties and the write-off of deferred financing expenses in connection with certain refinancings.

NOTE 7.  DIVIDENDS TO STOCKHOLDERS

We paid cash dividends in 1999, 1998, and 1997 of $3.4 million, $3.2 million, and $2.9 million, respectively. The dividends paid in 1999 were reported to the Internal Revenue Service as 42% taxable to stockholders as ordinary income and 58% return of capital. The dividends paid in 1998 and 1997 were reported to the Internal Revenue Service as return of capital. Additionally, in September 1997, we paid a 10% stock dividend, resulting in the issuance of 807,116 shares.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8.  EARNINGS PER SHARE

Following is a reconciliation of the weighted average shares of common stock outstanding used in the computation of earnings per share and earnings per share
- assuming dilution. The effect of stock options on weighted average shares of common stock outstanding - assuming dilution for the year ended December 31, 1998, is not reflected below because their effect is anti-dilutive due to the net loss in 1998.

                                       For the Years Ended December 31,
                                      ------------------------------------

                                        1999         1998          1997
                                      ---------    ----------    ---------
Weighted average shares of
   common stock outstanding.......    8,220,280    7,619,604     7,693,031
Stock options.....................      106,840           --        76,265
                                      ---------    ---------     ---------
Weighted average shares of
   common stock outstanding -
   assuming dilution..............    8,327,120    7,619,604     7,769,296
                                      =========    =========     =========

NOTE 9.  STOCK OPTIONS

With the approval of its stockholders, Tarragon adopted an Independent Director Stock Option Plan and a Stock Option and Incentive Plan (collectively, the "Option Plans") in November 1995. Our predecessor, NIRT, also adopted similar Independent Trustee Share Option and Stock Option and Incentive Plans (collectively the "NIRT Plans") in November 1995.

Pursuant to the terms of the Merger Agreement by and between Tarragon and NIRT, the NIRT Plans were consolidated with and into the Option Plans, with the shares of common stock available under the consolidated plans for option awards being increased by the number of NIRT shares of beneficial interest available under the NIRT Plans multiplied by the exchange ratio of 1.97 to 1, and the option awards authorized by Tarragon's Independent Director Stock Option Plan (the "Director Plan") increased by the option awards authorized by the NIRT Independent Trustee Share Option Plan multiplied by the exchange ratio.

Under Tarragon's consolidated Director Plan, Independent Directors receive annual awards of options to purchase up to 2,000 shares of Tarragon common stock on January 1 of each year. The options are immediately exercisable and expire on the earlier of the first anniversary of the date on which the director ceases to serve as a director or ten years from the date of grant.

Under Tarragon's consolidated Stock Option and Incentive Plan, incentive stock options have been awarded to officers and employees of Tarragon and its subsidiaries. These stock options vest between one and five years from the date of grant and expire between five and ten years thereafter, unless the optionee's relationship with Tarragon terminates earlier. Incentive stock options are awarded by the Option Committee of the Board of Directors, which is currently comprised of Michael E. Smith, Carl B. Weisbrod, and Lawrence G. Schafran.

A total of 187,022 shares of common stock are currently available for grant under the Director Plan, and a total of 815,110 shares of common stock are currently available for grant under the Stock Option and Incentive Plan.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9.  STOCK OPTIONS (Continued)

Tarragon granted options to purchase 350,000 shares of Tarragon common stock over a period of ten years at prices ranging between $13 and $16 per share to William S. Friedman and Lucy N. Friedman in connection with the acquisition of Tarragon Realty Advisors. Additionally, Tarragon granted Mr. Friedman options to purchase 450,000 shares of Tarragon common stock over a period of ten years at prices ranging between $12 and $15 per share in connection with a three year employment contract entered into with Mr. Friedman. The $942,000 fair value of these options was estimated using the Black Scholes pricing model and represented a portion of the purchase consideration in the acquisition of Tarragon Realty Advisors.

The following table summarizes stock option activity:

                                                             For the Years Ended December 31,
                                          -----------------------------------------------------------------------
                                                   1999                      1998                       1997
                                          -------------------------  ---------------------  ---------------------
                                                        Weighted                  Weighted               Weighted
                                                         Average                  Average                Average
                                           Number of     Exercise      Number of  Exercise  Number of    Exercise
                                            Options       Prices        Options    Prices    Options      Prices
                                          ------------ ------------  -----------  --------  ---------    --------

Outstanding at January 1                    1,150,878     $11.71        327,000    $ 5.51    219,300      $ 5.49
Options granted                                16,000      11.00         66,740     10.22    108,488        6.59
Options consolidated in merger                     --         --         74,172      8.37         --          --
Options granted in acquisition of TRA              --         --        800,000     13.81         --          --
Options exercised                             (20,505)      4.92        (40,785)     5.27         --          --
Options forfeited                             (45,478)      5.69        (76,249)     6.39       (788)     $ 7.74
                                           ----------     ------     ----------    ------   --------      ------
Outstanding at December 31                  1,100,895     $12.07      1,150,878    $11.71    327,000        5.51
                                           ==========     ======     ==========    ======   ========      ======

Exercisable at December 31                  1,043,881     $12.14      1,073,911    $11.77    322,272      $ 4.99
                                           ==========     ======     ==========    ======   ========      ======
Weighted average grant-date fair
  value of options granted:

        To employees and directors                        $ 1.41                   $ 1.53                 $ 1.53
                                                          ======                   ======                 ======

        In connection with acquisition of TRA             $   --                   $ 1.18                 $   --
                                                          ======                   ======                 ======


The following table summarizes information about the options outstanding at December 31, 1999:

                                       Outstanding                               Exercisable
                      ---------------------------------------------     ----------------------------
       Range of                  Weighted Average  Weighted Average                 Weighted Average
    Exercise Prices    Options   Contractual Life  Exercise Price        Options     Exercise Price
   ----------------   ---------  ----------------  ----------------     ---------   ----------------

    $  4.61 -  5.87     144,916    3.80 years           $ 5.01            144,916        $  5.01
       7.00 - 10.00      81,879    4.54 years             8.45             71,345           8.24
      10.80 - 15.00     774,100    8.90 years            13.27            727,620          13.41
              16.00     100,000    8.90 years            16.00            100,000          16.00
    ---------------   ---------  ------------           ------          ---------        -------
    $  4.61 - 16.00   1,100,895    7.91 years           $12.07          1,043,881        $ 12.14
    ===============   =========  ============           ======          =========        =======

Subsequent to year end, in January 2000, we granted options covering 16,000 shares, all of which were immediately exercisable, pursuant to the Director Plan. Also, 6,521 of the options outstanding at December 31, 1999, were exercised in the first quarter of 2000.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9.  STOCK OPTIONS (Continued)

We apply APB No. 25 and related Interpretations in accounting for our option plans. All stock options issued to date have exercise prices equal to the market price at the dates of grant. Accordingly, no compensation cost has been recognized for our stock option plans. Had compensation cost for our stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                              For the Years Ended December 31,
                                       ------------------------------------------------------------------------
                                                 1999                     1998                     1997
                                       ----------------------   -----------------------  ----------------------
                                       As Reported  Pro Forma   As Reported  Pro Forma   As Reported  Pro Forma
                                       -----------  ---------   -----------  ----------  -----------  ---------

         Net income (loss)...........    $ 5,257     $ 5,219     $ (1,395)    $ (1,458)    $ 5,592     $ 5,554
         Earnings per share
         Net income (loss)...........    $  0.64     $  0.63     $  (0.18)    $  (0.19)    $  0.73     $  0.72
         Earnings per share -
           assuming dilution
         Net income (loss)...........    $  0.63     $  0.63     $  (0.18)    $  (0.19)    $  0.72     $  0.71


The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                  For the Years Ended December 31,
                                              ----------------------------------------------------------------------
                                                   1999              1998             1998                 1997
                                              --------------     -------------  ------------------     -------------
                                                Granted to        Granted to       Granted in           Granted to
                                                 Employees         Employees     connection with         Employees
                                              and Directors      and Directors  acquisition of TRA     and Directors
                                              --------------     -------------  ------------------     -------------

          Dividend yield..................          4%                 4%                4%                   6%
          Expected volatility.............         15%                14%               13%                  20%
          Risk-free interest rate.........       4.84%              5.60%             5.60%                6.21%
          Expected lives (in years).......          8                  8                 8                    3
          Forfeitures.....................          5%                10%               --                   10%


NOTE 10.  ADVISORY AGREEMENT

Prior to the acquisition of Tarragon Realty Advisors, the day-to-day operations of Tarragon were performed by Tarragon Realty Advisors, operating under the supervision of the Board pursuant to a written advisory agreement approved by stockholders. Effective with the merger and the acquisition of Tarragon Realty Advisors in November 1998, the advisory agreement was terminated.

Prior to the merger, the duties of the advisor included, among other things, locating, investigating, evaluating, and recommending real estate investment and sale opportunities and financing and refinancing sources. The advisor also served as a consultant in connection with the business plan and investment policy decisions made by the Board.

Under the advisory agreement, Tarragon paid an incentive advisory fee equal to 16% of adjusted funds from operations before deduction of the advisory fee. Adjusted funds from operations was defined as funds from operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts, plus any loss due to the write-down or sale of any real property or mortgage loan acquired prior to January 1, 1989. FFO represents net income (loss), computed in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization of real estate assets, and after

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10.  ADVISORY AGREEMENT (Continued)

adjustments for unconsolidated partnerships and joint ventures. Additionally, Tarragon Realty Advisors received commissions of 1% based upon (i) acquisition cost of real estate and (ii) mortgage loans obtained or refinanced.

Prior to the acquisition of Tarragon Realty Advisors, Tarragon had no employees. Employees of Tarragon Realty Advisors rendered services to Tarragon, and, in accordance with the terms of the advisory agreements, Tarragon reimbursed Tarragon Realty Advisors for certain of those services, including, but not limited to, accounting, legal, investor relations, data processing, and the related departmental overhead.

For additional information regarding compensation paid to the advisor, see NOTE
12. "RELATED PARTY TRANSACTIONS."

Since the acquisition of Tarragon Realty Advisors, we no longer pay advisory, acquisition, or refinancing fees. Instead, we pay directly the overhead costs previously borne by Tarragon Realty Advisors. These expenses are included in corporate general and administrative expenses in the accompanying Consolidated Statements of Operations.

NOTE  11.  PROPERTY MANAGEMENT

From April 1994 through November 1998, Tarragon paid property management fees of 4.5% of the monthly gross rents collected on multifamily properties and 1.5% to 5% of the monthly gross rents collected on commercial properties to Tarragon Realty Advisors and/or Tarragon Management, Inc., a wholly-owned subsidiary of Tarragon Realty Advisors. Tarragon Realty Advisors subcontracted with third parties to provide property level management services to most of the retail and office properties and the apartment properties located in California, Connecticut, and Colorado. Since Tarragon acquired Tarragon Realty Advisors in November 1998, Tarragon is no longer required to pay management fees on the properties managed in-house, although it continues to pay management fees on those properties under contract with outside management companies. We now pay the overhead costs previously borne by Tarragon Management. These expenses are included in property general and administrative expenses in the accompanying Consolidated Statements of Operations.

Since the acquisition of Tarragon Realty Advisors, Tarragon earns management fee income from properties owned through partnerships that are managed in-house and from seven multifamily projects and one shopping center owned by entities affiliated with Mr. Friedman. Fees for these services are comparable to the fees charged by Tarragon Realty Advisors.

NOTE 12.  RELATED PARTY TRANSACTIONS

Fees and expense reimbursements to Tarragon Realty Advisors and affiliates for 1998 (prior to the acquisition of Tarragon Realty Advisors) and 1997 were as follows:

                                                     1998        1997
                                                   -------     -------
             Fees
                 Advisory                          $ 1,048     $ 1,438
                 Real estate acquisition               105         234
                 Equity refinancing                    643         773
                 Property management*                1,884       1,610
                 Commercial lease commissions           12          39
                                                   -------     -------
                                                   $ 3,692     $ 4,094
                                                   =======     =======
             Expense reimbursements                $ 2,215     $ 1,914
                                                   =======     =======

----------

* Net of property management fees paid to subcontractors.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12.  RELATED PARTY TRANSACTIONS (Continued)

Notes payable at December 31, 1999, included $5.1 million advanced by affiliates of Mr. Friedman under a two year $6 million line of credit arrangement approved by the Board of Directors. The funds were used to facilitate investments by Tarragon and the partnerships in which it holds interests. Advances under the line of credit bear interest at LIBOR plus 1% per annum and are payable in January 2001.

Tarragon received property management fees of $279,000 from properties owned by affiliates of Mr. Friedman during 1999.

NOTE 13.  INCOME TAXES

For the 1997 through 1999 tax years, Tarragon has elected and qualified to be treated as a Real Estate Investment Trust ("REIT"), as defined in Sections 856 through 860 of the Internal Revenue Code of 1986, and, as such, has not been taxed for federal income tax purposes on that portion of its taxable income that was distributed to stockholders, provided that at least 95% of its REIT taxable income, plus 95% of its taxable income from foreclosure property as defined in
Section 857 of the Internal Revenue Code, was distributed. See NOTE 7. "DIVIDENDS TO STOCKHOLDERS." As a result of our election to be treated as a REIT for federal income tax purposes, no deferred tax asset or liability or related valuation allowance was recorded. No provision has been made for federal income taxes because we believe we qualified as a REIT in the tax years through 1999.

As discussed in Note 18. "SUBSEQUENT EVENTS," in February 2000, we filed a revocation of REIT election with the Internal Revenue Service, terminating our status as a REIT effective December 1, 1999 (the beginning of the 2000 tax year). Beginning December 1, 1999, the results of our operations will be subject to income taxes. No current or deferred income tax expense was recognized in 1999 resulting from the change in tax status due to the application of net operating loss carryforwards. A reconciliation of computed income taxes to actual income taxes follows:



                                                             Month Ended
                                                            Dec. 31, 1999
                                                            -------------
Income from continuing operations                                $  1,214
Statutory federal income tax rate                                      34%
                                                                 --------
Income tax expense at statutory rate                                  413
Net operating loss benefit recognized                                (413)
                                                                 --------
Income taxes                                                     $     --
                                                                 ========

The following table discloses the components of the deferred tax amounts at December 31, 1999:

Deferred tax assets - temporary differences
         Equity in earnings of partnerships                      $    124
         Other                                                          4
                                                                 --------
Total deferred tax assets - temporary differences                     128
Net operating loss carryforwards                                   15,959
                                                                 --------
Total deferred tax assets                                          16,087
Deferred tax liability - temporary difference for basis in and
         depreciation of real estate                                 (151)
                                                                 --------

Net deferred tax assets                                            15,936
Less valuation allowance                                          (15,936)
                                                                 --------
Net deferred tax amount                                          $     --
                                                                 ========

At December 31, 1999, Tarragon had federal net operating loss carryforwards
(NOLs) of approximately $46.9 million. If not utilized, the NOLs will expire between years 2003 and 2019. The future availability of the NOLs may be limited if Tarragon experiences an ownership change of more than 50 percent, as defined by IRS regulations. Tarragon's stock is publicly traded, and we cannot assure that future trading will not result in an ownership change, as defined by IRS regulations, which would limit availability of the NOLs. Due to these uncertainties regarding possible utilization of the NOLs, as well as Tarragon's history of operating losses, a valuation allowance was recorded to fully reserve the computed net deferred tax assets.

NOTE 14.  RENTALS UNDER OPERATING LEASES

Tarragon's rental operations include the leasing of office buildings and shopping centers subject to leases with terms greater than one year. The leases thereon expire at various dates through 2009. The following is a schedule of future minimum rentals on non-cancelable operating leases as of December 31, 1999:

         2000..........................   $  7,805
         2001..........................      6,411
         2002..........................      4,582
         2003..........................      2,694
         2004..........................      1,993
         Thereafter....................        664
                                          --------
                                          $ 24,149
                                          ========

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15.  COMMITMENTS AND CONTINGENCIES

Tarragon is a party to various claims and routine litigation arising in the ordinary course of business. We do not believe that the results of such claims and litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position, or results of operations.

NOTE 16.  GAIN ON INSURANCE SETTLEMENT

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

NOTE 17.  LITIGATION SETTLEMENT

In July 1999, after reversal of a favorable lower court decision, Tarragon settled an uninsured liability claim for $350,000.

NOTE 18.  SUBSEQUENT EVENTS

In January 2000, we sold three of the four buildings (representing approximately two-thirds of the net carrying value) of Rancho Sorrento Office Park for $6.5 million, receiving $3.8 million of net cash proceeds after the payoff of the mortgage and other closing costs.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18.  SUBSEQUENT EVENTS (Continued)

In February 2000, we purchased our partner's interest in National Omni Associates, L.P., for $850,000. Effective with this transaction, the operations of 5600 Collins Avenue, the partnership's sole property, will be consolidated.

Also in February 2000, we filed a revocation of REIT election with the Internal Revenue Service, terminating our status as a REIT effective December 1, 1999 (the beginning of the 2000 tax year).

In February 2000, the mortgage secured by liens on both the retail and office portions of Emerson Center was modified and extended. The mortgage was increased from $6.9 million to $7.9 million, and maturity date was extended to February 2003. At closing of this transaction, Tarragon received net cash proceeds of $900,000 after closing costs.

In March 2000, we obtained new financing of $1.7 million secured by Southern Elms Apartments, receiving net cash proceeds of $402,000 after the payoff of the $1.3 million existing mortgage.

Also in March 2000, we obtained a $4 million loan that bears interest at prime plus 1% and matures in October 2000. The loan is secured by liens on two properties and assignment of certain stock and partnership interests. We intend to repay the loan with proceeds to be obtained from permanent mortgage financing prior to its maturity.

NOTE 19. SUBSEQUENT ACQUISITION OF JOINT VENTURE INTERESTS

In February 2000, Tarragon acquired the interests of Robert C. Rohdie and his affiliates in ten apartment communities recently completed or currently under construction, as well as in all joint venture development projects still in the planning stages, for a total value of up to $10,000,000. Mr. Rohdie, Tarragon's joint venture partner in the development of these projects, contributed his equity interests to an operating partnership formed by Tarragon, in exchange for a preferred interest in the operating partnership and a guaranteed fixed return of $200,000 for the first two years, increasing by $40,000 per year for the next five years, plus an annual amount equal to the dividends payable on 96,385 shares of Tarragon common stock. In addition, upon completion and lease up of each of the five identified apartment communities presently under construction or in advanced stages of development planning, Mr. Rohdie will receive an increase in his guaranteed fixed return based on the previously agreed value of his equity in the completed property. After one year, Mr. Rohdie has the right to convert his preferred interest in the operating partnership into 96,385 shares of our common stock and preferred stock with a face value of up to $8 million and a like dividend to his guaranteed fixed return from the operating partnership. If we do not have available an issue of preferred stock outstanding at the time of the conversion, or at our discretion, we may pay the cash value of Mr. Rohdie's preferred interest over three years. Because Tarragon controls the new operating partnership, its operations will be consolidated.

Mr. Rohdie's preferred interest in the operating partnership has been initially valued at $5 million (based on the value of five of the ten properties that have been completed). Once the remaining five properties are completed and leased up, Mr. Rohdie will receive an additional preferred interest in the operating partnership to be valued at up to $5 million. Mr. Rohdie's interest in the operating partnership will be presented as a minority interest.

This transaction will be recorded using purchase method accounting. The value of Mr. Rohdie's preferred interest in the operating partnership will be allocated to the completed assets of the operating partnership based on relative fair values. The initial guaranteed fixed return payable to Mr. Rohdie will be recorded based on an annual effective yield of 8.67%.

In connection with this transaction, Tarragon formed a new development subsidiary to expand our real estate development and renovation program. Mr. Rohdie joined Tarragon as President and Chief Executive Officer of Tarragon Development Corporation and as a member of our Board of Directors effective February 7, 2000.

Pro forma results of operations for 1999 and 1998 are presented as if the transaction had occurred as of January 1, 1998. For purposes of the pro forma presentation, depreciation and amortization have been adjusted to their accounting bases to be recognized in recording the transaction.

                                              For the Years Ended December 31,
                                              --------------------------------
                                                     1999        1998
                                                    -------     -------
                                                        (Unaudited)
Revenue........................................     $83,041     $63,052
Income (loss) from continuing operations.......       3,375      (1,631)
Net income (loss)..............................       2,846      (2,862)

Earnings per share
Income (loss) from continuing operations.......     $  0.41     $ (0.21)
Net income (loss)..............................        0.35       (0.37)

Earnings per share - assuming dilution
Income (loss) from continuing operations.......     $  0.40     $ (0.21)
Net income (loss)..............................        0.34       (0.37)


NOTE 20. EXCHANGE OFFER

On March 22, 2000, Tarragon announced an offer to exchange one share of 10% Cumulative Preferred Stock for each share of common stock held by its stockholders, up to a maximum of 2,000,000 shares. This exchange offer is scheduled to expire at 5:00 p.m., New York City time, on May 3, 2000, unless extended.

The exchange offer is directed to those holders of Tarragon common stock who would prefer to hold a security with a fixed dividend yield and a fixed liquidation preference in the event of redemption or other disposition of the security. The exchange offer is not part of any plan to "go private" and not the first in any series of transactions designed to have a resulting effect upon the outstanding common stock. However, to the extent shares of common stock are exchanged for shares of 10% Cumulative Preferred Stock pursuant to the exchange offer, the number of shares of common stock outstanding in the hands of the public stockholders will initially decrease. Assuming the maximum of 2,000,000 shares of common stock are tendered pursuant to the exchange offer, a minimum of 3,009,118 shares of common stock will continue to remain in the hands of public stockholders. The exchange offer should not have an adverse effect upon the listing of our common stock on the NASDAQ National Market.

The class of 10% Cumulative Preferred Stock will be designated to consist of 2,500,000 shares. The number of shares which may be issued pursuant to the Exchange Offer is limited to 2,000,000 shares (subject to increase in certain events), which would result in 500,000 shares being available in the event that we elect to accept more than the maximum for exchange, for future distribution in connection with the acquisition of assets, or for other uses, at the discretion of our Board of Directors.

The 10% Cumulative Preferred Stock will pay a fixed dividend of $1.20 per year, and has a liquidation value of $12 per share. It is a class of equity and is junior in ranking in right of payment to our outstanding indebtedness, but is senior to common stock. It ranks on a parity as to dividends and liquidation with all other shares of special or preferred stock which we might issue.
Shares of 10% Cumulative Preferred Stock may be redeemed at Tarragon's option at any time after June 30, 2003, at the liquidation value plus a premium of $0.50 per share reducing by $0.10 per share each year thereafter. No mandatory redemption or "sinking fund" is required. The 10% Cumulative Preferred Stock has only the voting rights specifically required by law under the Nevada General Corporation Law, and is not convertible into any other securities of Tarragon.


                     [This space intentionally left blank.]

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 21. QUARTERLY RESULTS OF OPERATIONS

The following is a tabulation of the quarterly results of operations for the years ended December 31, 1999 and 1998:

                                                     First         Second         Third          Fourth
                                                    Quarter        Quarter       Quarter         Quarter
                                                  -----------    -----------    -----------    -----------
                         1999
Revenue .......................................   $    17,872    $    18,708    $    18,798    $    18,378
Expenses ......................................       (19,329)       (19,489)       (20,484)       (20,603)
                                                  -----------    -----------    -----------    -----------
(Loss) before net gain on sale of real estate,
   gain on insurance settlement, litigation
   settlement, and extraordinary items ........        (1,457)          (781)        (1,686)        (2,225)
Net gain on sale of real estate ...............           338          3,923          4,310          3,398
Gain on insurance settlement ..................            --            231             --             --
Litigation settlement .........................            --           (350)            --             --
                                                  -----------    -----------    -----------    -----------
Income (loss) from continuing operations ......        (1,119)         3,023          2,624          1,173
Extraordinary items ...........................            (4)          (244)            --           (196)
                                                  -----------    -----------    -----------    -----------
Net income (loss) .............................   $    (1,123)   $     2,779    $     2,624    $       977
                                                  ===========    ===========    ===========    ===========

Earnings per share
Income (loss) from continuing operations ......   $      (.13)   $       .37    $       .32    $       .14
Extraordinary items ...........................            --           (.03)           --            (.02)
                                                  -----------    -----------    -----------    -----------
Net income (loss) .............................   $      (.13)   $       .34    $       .32    $       .12
                                                  ===========    ===========    ===========    ===========

Weighted average shares (1) ...................     8,420,740      8,287,186      8,124,346      8,053,931
                                                  ===========    ===========    ===========    ===========

Earnings per share - assuming dilution
Income (loss) from continuing operations ......   $      (.13)   $       .36    $       .32    $       .14
Extraordinary items ...........................            --           (.03)            --           (.02)
                                                  -----------    -----------    -----------    -----------
Net income (loss) .............................   $      (.13)   $       .33    $       .32    $       .12
                                                  ===========    ===========    ===========    ===========

Weighted average shares - assuming dilution (2)     8,420,740      8,394,791      8,217,969      8,164,885
                                                  ===========    ===========    ===========    ===========





--------------------------

(1) Represents weighted average shares of common stock used in computing earnings per share.

(2) Represents weighted average shares of common stock used in computing earnings per share - assuming dilution.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21.  QUARTERLY RESULTS OF OPERATIONS (Continued)

                                                        First         Second          Third         Fourth
                                                       Quarter        Quarter        Quarter        Quarter
                                                     -----------    -----------    -----------    -----------

                         1998
Revenue ..........................................   $    14,256    $    14,340    $    14,459    $    15,645
Expenses .........................................       (14,242)       (14,123)       (15,075)       (17,655)
                                                     -----------    -----------    -----------    -----------
Income (loss) before net gain on sale
  of real estate, gain on sale of investments,
  and extraordinary items ........................            14            217           (616)        (2,010)
Net gain on sale of real estate ..................            --          1,275             --            833
Gain on sale of investments ......................           117             --              6             --
                                                     -----------    -----------    -----------    -----------
Income (loss) from continuing operations .........           131          1,492           (610)        (1,177)
Extraordinary items ..............................          (262)           (68)          (589)          (312)
                                                     -----------    -----------    -----------    -----------
Net income (loss) ................................   $      (131)   $     1,424    $    (1,199)   $    (1,489)
                                                     ===========    ===========    ===========    ===========

Earnings per share
Income (loss) from continuing operations .........   $       .02    $       .20    $      (.08)   $      (.15)
Extraordinary items ..............................          (.04)          (.01)          (.08)          (.04)
                                                     -----------    -----------    -----------    -----------
Net income (loss) ................................   $      (.02)   $       .19    $      (.16)   $      (.19)
                                                     ===========    ===========    ===========    ===========

Weighted average shares (1) ......................     7,651,094      7,584,878      7,493,565      7,749,200
                                                     ===========    ===========    ===========    ===========

Earnings per share - assuming dilution
Income (loss) from continuing operations .........   $       .02    $       .19    $      (.08)   $      (.15)
Extraordinary items ..............................          (.04)          (.01)          (.08)          (.04)
                                                     -----------    -----------    -----------    -----------
Net income (loss) ................................   $      (.02)   $       .18    $      (.16)   $      (.19)
                                                     ===========    ===========    ===========    ===========

Weighted average shares -
  assuming dilution (2) ..........................     7,651,094      7,710,905      7,493,565      7,749,200
                                                     ===========    ===========    ===========    ===========

----------

(1) Represents weighted average shares of common stock used in computing earnings per share and has been restated to give effect to the merger of Tarragon and NIRT on the basis of 1.97 shares of Tarragon's common stock for each share of beneficial interest of NIRT.

(2) Represents weighted average share of common stock used in computing earnings per share - assuming dilution and has been restated to give effect to the merger of Tarragon and NIRT on the basis of 1.97 shares of Tarragon's common stock for each share of beneficial interest of NIRT.

                                                                    SCHEDULE III
                        TARRAGON REALTY INVESTORS, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)


                                                                             COSTS (A)
                                                                            CAPITALIZED          GROSS CARRYING AMOUNTS
                                                  INITIAL COST TO COMPANY    SUBSEQUENT              AT END OF YEAR
                                                  -----------------------  TO ACQUISITION    ------------------------------
                                                          BUILDINGS AND    --------------            BUILDINGS AND
  DESCRIPTION                    ENCUMBRANCES      LAND   IMPROVEMENTS      IMPROVEMENTS      LAND   IMPROVEMENTS    TOTAL
----------------                 ------------     ------  -------------    --------------    ------  -------------   ------
PROPERTIES HELD FOR INVESTMENT

Apartments

Acadian Place .............          $3,217      $  897      $2,608           $2,094         $  897      $4,702      $5,599
  Baton Rouge, LA
Aspentree .................           3,784         876       3,506              245            876       3,751       4,627
  Dallas, TX
Bay West ..................           4,669         891       3,566            1,168            891       4,734       5,625
  Bradenton, FL
Bayfront ..................           4,242         457       2,052            2,087            457       4,139       4,596
  Houston, TX
Bryan Hills ...............           4,212         447       1,803              660            496       2,414       2,910
  Bethany , OK
The Brooks ................           3,137         558       2,230              126            558       2,356       2,914
  Addison, TX
Carlyle Towers ............           5,399         559       5,939            2,106            559       8,045       8,604
  Southfield, MI
Collegewood ...............           1,993         556       2,223               61            556       2,284       2,840
  Tallahassee, FL
Cornell ...................           2,369         822       1,183              184            822       1,367       2,189
  Los Angeles, CA
Courtyard at the Park .....           4,250         771       3,086            1,528            768       4,617       5,385
  Miami, FL
Creekwood North ...........           2,949         532       2,127            1,149            532       3,276       3,808
  Altamonte Springs, FL
Cross Creek ...............           2,528         221         883              448            225       1,327       1,552
  Lexington, KY
Desert Winds ..............           1,290         351       1,399              524            354       1,920       2,274
  Jacksonville, FL
Diamond Loch ..............           3,445         380       2,791            1,328            380       4,119       4,499
  Fort Worth, TX
English Village ...........           5,809       1,382       5,525            2,593          1,372       8,128       9,500
  Memphis, TN
Fenway Hall ...............           1,266         461       1,460               43            461       1,503       1,964
  Los Angeles, CA


                                                                         LIFE ON WHICH
                                                                         DEPRECIATION
                                                                           IN LATEST
                                                                          STATEMENT
                                ACCUMULATED     DATE OF        DATE       OPERATIONS
  DESCRIPTION                   DEPRECIATION  CONSTRUCTION   ACQUIRED     IS COMPUTED
----------------                ------------  ------------   --------    -------------

PROPERTIES HELD FOR INVESTMENT

Apartments

Acadian Place .............         $1,612          1922      Mar-84      3 - 40 years
  Baton Rouge, LA
Aspentree .................            159          1974      Nov-98      3 - 40 years
  Dallas, TX
Bay West ..................          1,163          1974      Nov-92      3 - 40 years
  Bradenton, FL
Bayfront ..................          1,332          1971      Feb-87      3 - 40 years
  Houston, TX
Bryan Hills ...............            474          1970      Nov-94      3 - 40 years
  Bethany , OK
The Brooks ................             73          1969      Nov-98      3 - 40 years
  Addison, TX
Carlyle Towers ............          2,240          1970      Nov-88      3 - 40 years
  Southfield, MI
Collegewood ...............             68          1967      Nov-98      3 - 40 years
  Tallahassee, FL
Cornell ...................            354          1929      Apr-90      3 - 40 years
  Los Angeles, CA
Courtyard at the Park .....            511          1972      Jul-97      3 - 40 years
  Miami, FL
Creekwood North ...........            634          1973      Nov-92      3 - 40 years
  Altamonte Springs, FL
Cross Creek ...............            317          1966      Nov-92      3 - 40 years
  Lexington, KY
Desert Winds ..............             97          1972      Jun-98      3 - 40 years
  Jacksonville, FL
Diamond Loch ..............          1,546          1978      Oct-85      3 - 40 years
  Fort Worth, TX
English Village ...........            691          1973      Jul-97      3 - 40 years
  Memphis, TN
Fenway Hall ...............            368          1929      Apr-90      3 - 40 years
  Los Angeles, CA

                                                                    SCHEDULE III

                         TARRAGON REALTY INVESTORS, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)


                                                                             COSTS (A)
                                                                            CAPITALIZED          GROSS CARRYING AMOUNTS
                                                  INITIAL COST TO COMPANY    SUBSEQUENT              AT END OF YEAR
                                                  -----------------------  TO ACQUISITION    ------------------------------
                                                          BUILDINGS AND    --------------            BUILDINGS AND
  DESCRIPTION                    ENCUMBRANCES      LAND   IMPROVEMENTS      IMPROVEMENTS      LAND   IMPROVEMENTS    TOTAL
----------------                 ------------     ------  -------------    --------------    ------  -------------   ------


PROPERTIES HELD FOR INVESTMENT

Apartments (Continued)

Forest Oaks ..........              $2,868        $  691      $2,685           $   722       $  691      $3,407      $4,098
  Lexington, KY
Fountainhead .........  (D)          5,650         1,573       6,291               435        1,572       6,727       8,299
  Kissimmee, FL
French Villa .........               1,906           447       1,786                79          447       1,865       2,312
  Tulsa, OK
Holly House ..........               1,739           397       1,590                50          397       1,640       2,037
  North Miami, FL
Kirklevington ........               3,003           490       1,961               746          490       2,707       3,197
  Lexington, KY
Landmark .............  (D)          2,500           376       1,504               474          373       1,981       2,354
  Tallahassee, FL
Marina Park ..........               3,691           657       2,625             1,288          671       3,899       4,570
  Miami, FL
Mariposa Manor .......                 736           225         901              (292)         225         609         834
  Los Angeles, CA
Martin's Landing .....               6,532         1,038       4,201               878        1,041       5,076       6,117
  Lakeland, FL
Meadowbrook ..........               3,663           307       1,230               306          306       1,537       1,843
  Baton Rouge, LA
Mission Trace ........               1,833           563       2,252                72          563       2,324       2,887
  Tallahassee, FL
Morningside ..........               1,574           420       1,678               479          426       2,151       2,577
  Jacksonville, FL
Mustang Creek ........  (E)          5,405           718       2,872             2,112          720       4,982       5,702
  Arlington, TX
Newport ..............               4,931         1,334       5,338             1,266        1,335       6,603       7,938
  Plantation, FL
Palm Court ...........               2,816           599       2,393               976          598       3,370       3,968
  Miami, FL
Palm Grove ...........               1,251           322       1,316                40          322       1,356       1,678
  Orlando, FL


                                                                         LIFE ON WHICH
                                                                         DEPRECIATION
                                                                           IN LATEST
                                                                          STATEMENT
                                ACCUMULATED     DATE OF        DATE       OPERATIONS
  DESCRIPTION                   DEPRECIATION  CONSTRUCTION   ACQUIRED     IS COMPUTED
----------------                ------------  ------------   --------    -------------

PROPERTIES HELD FOR INVESTMENT

Apartments (Continued)

Forest Oaks ..........            $  500          1971        Nov-94      3 - 40 years
  Lexington, KY
Fountainhead .........  (D)          513          1988        Jun-97      3 - 40 years
  Kissimmee, FL
French Villa .........                72          1971        Nov-98      3 - 40 years
  Tulsa, OK
Holly House ..........                49          1968        Nov-98      3 - 40 years
  North Miami, FL
Kirklevington ........               685          1975        Nov-92      3 - 40 years
  Lexington, KY
Landmark .............  (D)          159          1967        Oct-97      3 - 40 years
  Tallahassee, FL
Marina Park ..........               687          1974        Apr-95      3 - 40 years
  Miami, FL
Mariposa Manor .......               105          1924        Sep-94      3 - 40 years
  Los Angeles, CA
Martin's Landing .....               803          1973        Nov-94      3 - 40 years
  Lakeland, FL
Meadowbrook ..........               188          1968        Oct-95      3 - 40 years
  Baton Rouge, LA
Mission Trace ........                72          1989        Nov-98      3 - 40 years
  Tallahassee, FL
Morningside ..........               254          1973        Feb-97      3 - 40 years
  Jacksonville, FL
Mustang Creek ........  (E)          839          1974        May-95      3 - 40 years
  Arlington, TX
Newport ..............               584          1973        Jun-97      3 - 40 years
  Plantation, FL
Palm Court ...........             1,036          1971        Oct-89      3 - 40 years
  Miami, FL
Palm Grove ...........                55          1971        Jun-98      3 - 40 years
  Orlando, FL

                                                                    SCHEDULE III

                         TARRAGON REALTY INVESTORS, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)



                                                                             COSTS (A)
                                                                            CAPITALIZED          GROSS CARRYING AMOUNTS
                                                  INITIAL COST TO COMPANY    SUBSEQUENT              AT END OF YEAR
                                                  -----------------------  TO ACQUISITION    ------------------------------
                                                          BUILDINGS AND    --------------            BUILDINGS AND
  DESCRIPTION                    ENCUMBRANCES      LAND   IMPROVEMENTS      IMPROVEMENTS      LAND   IMPROVEMENTS    TOTAL
----------------                 ------------     ------  -------------    --------------    ------  -------------   ------

PROPERTIES HELD FOR INVESTMENT

Apartments (Continued)

Park Dale Gardens .........          $ 2,808      $  354      $1,416           $ 1,013       $  531      $ 2,252      $ 2,783
  Dallas, TX
Park Norton ...............              527         144         576               461          142        1,039        1,181
  Los Angeles, CA
Park Place ................               --          76         304               152           82          450          532
  Los Angeles, CA
Pinecrest .................           17,347       3,612       8,427             6,073        3,612       14,500       18,112
  Ft. Lauderdale, FL
Prado Bay .................            4,704         614       3,482             1,477          614        4,959        5,573
  North Bay Village, FL
The Regent ................   (B)      4,900         303       1,212             5,033          303        6,245        6,548
  Jacksonville, FL
River City Landing ........   (D)      7,743       1,236       5,602             6,787        1,237       12,388       13,625
  Jacksonville, FL
Riverside .................            4,991         790       3,160                92          790        3,252        4,042
  Austin, TX
Silver Creek ..............            1,220         301       1,206               412          304        1,615        1,919
  Jacksonville, FL
Southern Elms .............            1,290         304       1,216               106          304        1,322        1,626
  Tulsa, OK
Summit on the Lake ........            4,666         895       3,582               770          907        4,340        5,247
  Fort Worth,  TX
Vintage at Legacy .........           14,456       4,545          --            17,970        4,986       17,529       22,515
  Frisco, TX
Vistas at Lake Worth ......            9,500         752          92            15,764          752       15,856       16,608
  Fort Worth,  TX
Woodcreek .................            6,986         472       4,977             1,763          451        6,761        7,212
  Jacksonville, FL




                                                                         LIFE ON WHICH
                                                                         DEPRECIATION
                                                                           IN LATEST
                                                                          STATEMENT
                                ACCUMULATED     DATE OF        DATE       OPERATIONS
  DESCRIPTION                   DEPRECIATION  CONSTRUCTION   ACQUIRED     IS COMPUTED
----------------                ------------  ------------   --------    -------------

PROPERTIES HELD FOR INVESTMENT

Apartments (Continued)

Park Dale Gardens .........         $  598        1975        Dec-91      3 - 40 years
  Dallas, TX
Park Norton ...............             79        1924        Jun-95      3 - 40 years
  Los Angeles, CA
Park Place ................             46        1929        Sep-95      3 - 40 years
  Los Angeles, CA
Pinecrest .................          3,471        1965        Jul-90      3 - 40 years
  Ft. Lauderdale, FL
Prado Bay .................          1,380        1966        Oct-90      3 - 40 years
  North Bay Village, FL
The Regent ................   (B)      666        1972        Sep-95      3 - 40 years
  Jacksonville, FL
River City Landing ........   (D)    1,016        1965        Jun-96      3 - 40 years
  Jacksonville, FL
Riverside .................            101        1991        Nov-98      3 - 40 years
  Austin, TX
Silver Creek ..............             77        1972        Jun-98      3 - 40 years
  Jacksonville, FL
Southern Elms .............             48        1968        Nov-98      3 - 40 years
  Tulsa, OK
Summit on the Lake ........            741        1986        Mar-94      3 - 40 years
  Fort Worth,  TX
Vintage at Legacy .........             --        1999        May-98      3 - 40 years
  Frisco, TX
Vistas at Lake Worth ......            807        1970        Dec-94      3 - 40 years
  Fort Worth,  TX
Woodcreek .................          2,838        1975        Nov-86      3 - 40 years
  Jacksonville, FL

                                                                    SCHEDULE III

                         TARRAGON REALTY INVESTORS, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

                                                                             COSTS (A)
                                                                            CAPITALIZED          GROSS CARRYING AMOUNTS
                                                  INITIAL COST TO COMPANY    SUBSEQUENT              AT END OF YEAR
                                                  -----------------------  TO ACQUISITION    ------------------------------
                                                          BUILDINGS AND    --------------            BUILDINGS AND
  DESCRIPTION                    ENCUMBRANCES      LAND   IMPROVEMENTS      IMPROVEMENTS      LAND   IMPROVEMENTS    TOTAL
----------------                 ------------     ------  -------------    --------------    ------  -------------   ------

PROPERTIES HELD FOR INVESTMENT

Office Buildings

1505 Highway 6 ..........           $2,000        $  719      $2,877          $   124        $  719      $3,001      $3,720
  Houston, TX
Orlando Central Park ....            8,000         1,888       7,605              208         1,888       7,813       9,701
  Orlando, FL
Park 20 West ............            1,831           688       2,754               61           688       2,815       3,503
  Tallahassee, FL
Tarzana Towne Plaza .....            2,897           671       2,684               24           671       2,708       3,379
  Tarzana, CA

Shopping Centers

Briarwest ...............            1,653           375       1,499               --           375       1,499       1,874
  Houston, TX
Jackson Square ..........               --         1,115       4,451               47         1,113       4,500       5,613
  Jackson, MS
K-Mart Plaza, ...........              760           689       1,608               (1)          689       1,607       2,296
 Temple Terrace,  FL
Lakeview Mall ...........               --           513       2,050              615           341       2,837       3,178
  Manitowoc, WI
Mariner Plaza ...........            1,709           295       1,180               87           295       1,267       1,562
  Panama City, FL
Midland Plaza ...........               --           321         748               59           321         807       1,128
  Midland, MI
Midway Mills Crossing ...            3,979           588       2,365            1,496         1,227       3,222       4,449
  Carrollton, TX
Northside Center ........            1,383         1,591       3,712              244         1,611       3,936       5,547
  Gainesville, FL
University Center .......            1,100           578       2,430              712           525       3,195       3,720
  Waco, TX



                                                                         LIFE ON WHICH
                                                                         DEPRECIATION
                                                                           IN LATEST
                                                                          STATEMENT
                                ACCUMULATED     DATE OF        DATE       OPERATIONS
  DESCRIPTION                   DEPRECIATION  CONSTRUCTION   ACQUIRED     IS COMPUTED
----------------                ------------  ------------   --------    -------------

PROPERTIES HELD FOR INVESTMENT

Office Buildings

1505 Highway 6 ..........          $  120         1983        Oct-98      3 - 40 years
  Houston, TX
Orlando Central Park ....             132         1966        May-99      3 - 40 years
  Orlando, FL
Park 20 West ............              84         1972        Nov-98      3 - 40 years
  Tallahassee, FL
Tarzana Towne Plaza .....              79         1985        Nov-98      3 - 40 years
  Tarzana, CA

Shopping Centers

Briarwest ...............              51         1971        Nov-98      3 - 40 years
  Houston, TX
Jackson Square ..........             349         1970        Jan-96      3 - 40 years
  Jackson, MS
K-Mart Plaza, ...........             323         1979        Dec-91      3 - 40 years
 Temple Terrace,  FL
Lakeview Mall ...........           1,471         1968        Apr-87      3 - 40 years
  Manitowoc, WI
Mariner Plaza ...........              86         1968        Aug-97      3 - 40 years
  Panama City, FL
Midland Plaza ...........             174         1976        Dec-91      3 - 40 years
  Midland, MI
Midway Mills Crossing ...           1,457         1986        Oct-91      3 - 40 years
  Carrollton, TX
Northside Center ........             917         1977        Dec-91      3 - 40 years
  Gainesville, FL
University Center .......             792         1959        Jul-91      3 - 40 years
  Waco, TX

                                                                    SCHEDULE III

                         TARRAGON REALTY INVESTORS, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 19999
                             (DOLLARS IN THOUSANDS)


                                                                                      COSTS (A)
                                                                                    CAPITALIZED         GROSS CARRYING AMOUNTS
                                                         INITIAL COST TO COMPANY     SUBSEQUENT             AT END OF YEAR
                                                         ------------------------  TO ACQUISITION   ------------------------------
                                                                    BUILDINGS AND  --------------            BUILDINGS AND
  DESCRIPTION                            ENCUMBRANCES     LAND      IMPROVEMENTS    IMPROVEMENTS     LAND    IMPROVEMENTS    TOTAL
----------------                         ------------    ------     -------------  --------------   -------  -------------   ------

PROPERTIES HELD FOR INVESTMENT

Land

Ft. Worth, TX ....................        $   1,950      $  2,468      $     --      $      1       $  2,469    $     --    $  2,469
Vistas Observatory ...............  (F)          --           707            --            72            734          45         779
                                          ---------      --------      --------      --------       --------    --------    --------
                                            213,057        47,922       154,219        87,597         49,062     240,676     289,738

PROPERTIES HELD FOR SALE

Apartments

Devonshire .......................  (D)      19,400         1,048         3,162         3,457            827       6,840       7,667
  Denver, CO
Heather Hills ....................           16,472           643        14,562         7,287            766      21,726      22,492
  Temple Hills, MD
Lake Point .......................  (D)       9,000         2,075         6,225         2,708          2,074       8,934      11,008
  Memphis, TN

Office Buildings

Emerson Center ...................            6,085           131         8,781           (30)         1,048       7,834       8,882
  Atlanta, GA
NW O'Hare ........................            1,850         1,990         7,965        (2,009)         1,104       6,842       7,946
  Des Plaines, IL
Rancho Sorrento ..................            4,975         1,251        12,901           882          2,231      12,803      15,034
  San Diego, CA

Shopping Centers

Emerson Center ...................              830            --           363            18             --         381         381
  Atlanta, GA
K-Mart Plaza .....................               --           571         1,333          (754)           341         809       1,150
  Charlotte, NC
Stewart Square ...................            2,188           294         1,460           716            294       2,176       2,470
  Las Vegas, NV



                                                                                   LIFE ON WHICH
                                                                                   DEPRECIATION
                                                                                     IN LATEST
                                                                                    STATEMENT
                                          ACCUMULATED     DATE OF        DATE       OPERATIONS
  DESCRIPTION                             DEPRECIATION  CONSTRUCTION   ACQUIRED     IS COMPUTED
----------------                          ------------  ------------   --------    -------------

PROPERTIES HELD FOR INVESTMENT

Land

Ft. Worth, TX ....................            $    --         --        Oct-99                --
Vistas Observatory ...............  (F)            --         --        Apr-98      3 - 40 years
                                              -------
                                               36,143

PROPERTIES HELD FOR SALE

Apartments

Devonshire .......................  (D)         1,440       1969        Mar-89      3 - 40 years
  Denver, CO
Heather Hills ....................              7,700       1976        May-86      3 - 40 years
  Temple Hills, MD
Lake Point .......................  (D)         1,146       1974        May-93      3 - 40 years
  Memphis, TN

Office Buildings

Emerson Center ...................              4,469       1974        Jul-86      3 - 40 years
  Atlanta, GA
NW O'Hare ........................              3,722       1972        Apr-86      3 - 40 years
  Des Plaines, IL
Rancho Sorrento ..................              5,758       1980        May-86      3 - 40 years
  San Diego, CA

Shopping Centers

Emerson Center ...................                 34       1974        Jul-86      3 - 40 years
  Atlanta, GA
K-Mart Plaza .....................                 81       1977        Dec-91      3 - 40 years
  Charlotte, NC
Stewart Square ...................                839       1971        Oct-87      3 - 40 years
  Las Vegas, NV

                                                                    SCHEDULE III

                         TARRAGON REALTY INVESTORS, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)


                                                                                COSTS (A)
                                                                               CAPITALIZED         GROSS CARRYING AMOUNTS
                                                     INITIAL COST TO COMPANY    SUBSEQUENT             AT END OF YEAR
                                                    ------------------------  TO ACQUISITION   --------------------------------
                                                               BUILDINGS AND  --------------            BUILDINGS AND
  DESCRIPTION                         ENCUMBRANCES    LAND     IMPROVEMENTS    IMPROVEMENTS     LAND    IMPROVEMENTS     TOTAL
----------------                      ------------  --------   -------------  --------------   -------  -------------  --------

PROPERTIES HELD FOR SALE

Shopping  Centers

Times Square .....................    $      --     $    125      $    499      $    58        $   125    $    557     $    682
  Lubbock, TX

Other

Snyder Residence .................           --           --            39           --             12          27           39
  Gilbert,  AZ

Land

Dallas, TX .......................           --          737         3,782       (4,412)(C)        107          --          107
Kansas City, MO ..................           --          802         1,871       (2,364)           309          --          309

                                      ---------     --------      --------      -------        -------    --------     --------
                                         60,800        9,667        62,943        5,557          9,238      68,929       78,167
                                      ---------     --------      --------      -------        -------    --------     --------
                                      $ 273,857     $ 57,589      $217,162      $93,154        $58,300    $309,605     $367,905
                                      =========     ========      ========      =======        =======    ========
Allowance for Estimated Losses                                                                                           (1,156)
                                                                                                                       --------
                                                                                                                       $366,749
                                                                                                                       ========


                                                                                   LIFE ON WHICH
                                                                                   DEPRECIATION
                                                                                     IN LATEST
                                                                                    STATEMENT
                                          ACCUMULATED     DATE OF        DATE       OPERATIONS
  DESCRIPTION                             DEPRECIATION  CONSTRUCTION   ACQUIRED     IS COMPUTED
----------------                          ------------  ------------   --------    -------------

PROPERTIES HELD FOR SALE

Shopping  Centers

Times Square .....................          $     92       1985          Jul-89     3 - 40 years
  Lubbock, TX

Other

Snyder Residence .................                 1         --              --               --
  Gilbert,  AZ

Land

Dallas, TX .......................                --         --          Jun-86               --
Kansas City, MO ..................                --         --          Dec-91               --

Allowance for Estimated Losses              --------
                                              25,282
                                            --------
                                            $ 61,425
                                            ========


(A) Represents property improvements and write-down of properties due to permanent impairment.

(B) Represents an advance under the $35 million revolving credit facility with GMAC Commercial Mortgage.

(C)  Basis charged against allowance previously provided.

(D) Represents an advance under the $50 million revolving credit facility with GMAC Commercial Mortgage.

(E) $4.6 million of this balance represents an advance under the $35 million revolving credit facility with GMAC Commercial Mortgage.

(F) This property has been pledged as additional collateral on the $1.95 million loan which financed the acquisition of the Fort Worth land.

                                                                    SCHEDULE III
                                                                     (Continued)

                         TARRAGON REALTY INVESTORS, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION


                                                         1999           1998           1997
                                                       ---------      ---------      ---------
                                                             (dollars in thousands)
Reconciliation of real estate

Balance at January 1, ............................     $ 347,771      $ 281,163      $ 237,502

  Additions
     Acquired through merger .....................            --         46,312             --
     Acquisitions and improvements ...............        37,580         23,349         58,683

  Deductions
     Sales .......................................       (17,446)        (3,053)       (12,762)
     Write-offs ..................................            --             --         (2,260)
                                                       ---------      ---------      ---------

Balance at December 31, ..........................     $ 367,905      $ 347,771      $ 281,163
                                                       =========      =========      =========

Reconciliation of accumulated depreciation

Balance at January 1, ............................     $  52,602      $  46,033      $  42,251

  Additions
     Depreciation ................................        10,645          7,339          7,022
  Deductions
     Sale of real estate .........................        (1,804)          (770)        (3,190)
     Write-offs ..................................           (18)            --            (50)
                                                       ---------      ---------      ---------

Balance at December 31, ..........................     $  61,425      $  52,602      $  46,033
                                                       =========      =========      =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors

Tarragon's Board of Directors currently consists of ten members, eight of whom are independent. With the exception of Robert C. Rohdie, each of the current members of the Board was elected at the last annual meeting of stockholders held on August 18, 1999, to serve until the next annual meeting of stockholders or until a successor has been elected or approved. Mr. Rohdie was appointed to the Board effective February 7, 2000, following Tarragon's acquisition of his interests in Tarragon's joint venture projects with him. Tarragon's directors are listed below, together with their ages, terms of service, all positions held with Tarragon and its predecessors, their principal occupations, business experience, and all other directorships they have held with other companies over the last five years or more. There are no family relationships between any directors and executive officers.

CARL B. WEISBROD (55) (Independent) has served as Chairman of the Board of Directors since December 1998. He also served as Chairman of the Board of Trustees of NIRT from February 1994 to November 1998. He was a member of the Board of Trustees of Vinland Property Trust from February 1994 to May 1995. He has served as a trustee (since 1996) of the Ford Foundation, is President (since
1994) of Alliance for Downtown New York, Inc., and was President and Chief Executive Officer (April 1990 to 1994) of the New York City Economic Development Corporation.

WILLIAM S. FRIEDMAN (56) (Affiliated) has served as President, Chief Executive Officer, and a Director of Tarragon since April 1997 and as a Trustee (from March 1988), Chief Executive Officer (from December 1993), President (from December 1988), acting Chief Financial Officer (May 1990 to February 1991), Treasurer (August to September 1989), and acting Principal Financial and Accounting Officer (December 1988 to August 1989) of Vinland Property Trust (until July 1997) and NIRT (until November 1998). He has been an attorney at law since 1971.

CHESTER BECK (70) (Independent) has been a Director of Tarragon since April 1997. He was a Trustee of Vinland Property Trust from May 1995 to July 1997. Since March 1995, Mr. Beck has been President of Highland Funding Corp., a mortgage brokerage firm. Prior thereto, from January 1994 to March 1995, he was National Sales Manager of Columbia Equities Limited, a real estate financing entity. From April 1992 to January 1994, he was Senior Vice President of Peregine Mortgage Company, Inc., a FHA approved mortgagee specializing in multi-family and health care project financing.

WILLIE K. DAVIS (68) (Independent) has been a Director of Tarragon since April 1997. Mr. Davis was a Trustee of Vinland Property Trust from October 1988 to July 1997 and a Trustee of NIRT from October 1988 to March 1995. Since 1985, Mr. Davis has been Chairman and 50% stockholder of Mid-South Financial Corporation, a holding company for Mid-South Mortgage Company and Gibbs Mortgage Company. Mr. Davis has been Chairman and sole stockholder of FMS, Inc., a property management and real estate development firm, since December 1995 and served as President of FMS from 1978 to 1995. Mr. Davis has been a Director of SouthTrust Bank of Middle Tennessee since 1987 and a Trustee and Treasurer of Baptist Hospital, Inc., a Tennessee general welfare not-for-profit corporation, since 1986. He was also a Trustee or a Director (October

1988 to March 1995) of Continental Mortgage and Equity Trust, Income Opportunity Realty Trust, and Transcontinental Realty Investors, Inc., each of which were publicly-held real estate investment trusts.

SALLY HERNANDEZ-PINERO (46) (Independent) has been a Director of Tarragon since December 1998. She served as a Trustee of NIRT from May 1994 to November 1998. Since April 1999, she has been Senior Vice President of The Related Companies. From July 1998 to April 1999, she served as Managing Director of Fannie Mae American Communities Fund. From October 1994 to June 1998, she was Of Counsel at Kalkines, Arky, Zall and Bernstein, New York, New York. She was Chairwoman of the New York City Housing Authority from February 1992 to April 1994. She has been a Director of Consolidated Edison and of Dime Savings Bank since April 1994, and she has been an attorney at law since 1978.

LANCE LIEBMAN (58) (Independent) has been a Director of Tarragon since December 1998. He also served as a Trustee of NIRT from March 1995 to November 1998. Mr. Liebman is the William S. Beinecke Professor of Law at Columbia Law School and the Director of Parker School of Foreign and Comparative Law. He also serves as a Director Designate, American Law Institute. He was the Dean of Columbia Law School from 1991 to 1996. From 1970 to 1991, he was Assistant Professor, Professor, and Associate Dean of Harvard Law School. He has been a Director of the Greater New York Insurance Co. (both mutual and stock companies) since 1991, a Director of M&F Worldwide since 1995, and a Director of Brookfield Financial Properties, Inc., since 1996. He has been an attorney at law since 1968.

ROBERT C. ROHDIE (59) (Affiliated) was appointed to the Board of Tarragon and began serving as President and Chief Executive Officer of Tarragon Development Corporation, a wholly owned subsidiary of Tarragon responsible for real estate development and renovation projects, in February 2000. From 1988 through February 2000, Mr. Rohdie was the President of Rohdhouse Investments, Inc., his wholly owned real estate development company, which acted as Tarragon's joint venture partner in new construction and development projects since 1997. Mr. Rohdie has been an attorney at law since 1965.

LAWRENCE G. SCHAFRAN (61) (Independent) has been a Director of Tarragon since December 1998. He was a Trustee of NIRT from March 1995 to November 1998. Mr. Schafran has been Managing General Partner of L.G. Schafran & Associates, a real estate investment and development firm in New York City, since 1984. He has been a Director of Publicards, an Old Greenwich, Connecticut, NYSE listed holding company that operates through subsidiaries in manufacturing services, since 1986. From 1986 to December 1997, Mr. Schafran was a Director of Capsure Holdings Corp., a Chicago, Illinois, NYSE listed property and casualty insurer. From March 1993 to 1996, he was a Director of Oxigene, Inc., a U.S. and Swedish pharmaceutical developer. From January 1995 to July 1997, he was a Director of Glasstech, Inc., a Perrysberg, Ohio, manufacturer of glass bending and tempering equipment. From December 1993 to October 1997, he was a Director, Member (from September 1994 to October 1997), and Chairman (from December 1994 to October
1997) of the Executive Committee of The Dart Group Corporation, a Landover, Maryland, NASDAQ listed holding company engaged with other publicly-traded subsidiaries in discount automotive parts and accessories (Trak Auto Corporation), discount book stores (Crown Books Corporation), discount supermarkets, beverages, and real estate. Since January 1996, Mr. Schafran has been Chairman of the Board of Delta-Omega Technologies, Inc., a Broussard, Louisiana, manufacturer and distributor of environmentally safe fire foams, industrial cleaners, and degreasers. He has been a Director of Discovery Zone, Inc., since December 1997, a Director of Kasper A.S.L., Ltd., since 1997, and a Director of Comsat Corporation since 1997.

RAYMOND V.J. SCHRAG (54) (Independent) has been a Director of Tarragon since December 1998. He was a Trustee of Vinland Property Trust from October 1988 to May 1995 and of NIRT from October 1988 to November 1998. Mr. Schrag has been an attorney with the Law Offices of Raymond V.J. Schrag in New York, New York, since January 1995. He has been an attorney at law since 1973.

MICHAEL E. SMITH (57) (Independent) has been a Director of Tarragon since April 1997. Mr. Smith was a Trustee of Vinland Property Trust from October 1988 to August 1991 and from May 1995 to July 1997. He has been Assistant Professor of Law since August 1995 at the University of Wisconsin in Madison, Wisconsin. He has also served as Research Director of the Remington Center at the University of Wisconsin Law School since 1997. He served as President (1988 to 1995) and a Director (from 1978 to 1994) of the Vera Institute of Justice, a New York not-for-profit corporation concerned with the administration of justice. From 1987 to 1995, he was a Trustee of Prosecuting Attorneys Research Counsel, Inc. From 1986 to 1990, he was a Trustee of New York Lawyers for the Public Interest. From 1986 to 1993, he was a Trustee of Housing Services, Inc. From 1978 to 1995, he was a Trustee of Manhattan Bowrey Corporation, Inc. From 1978 to 1995, he was a Director of the Center for Alternative Sentencing and Employment Services, Inc., formerly Court Employment Project, Inc. Mr. Smith has been a Trustee of New York City Criminal Justice Agency, Inc., since 1978 and an attorney at law since 1971.

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

Executive Officers

Mr. Friedman, Mr. Rohdie, and the individuals listed below currently serve as the executive officers of Tarragon. Their positions with Tarragon are not subject to a vote of stockholders. Tarragon's employment of Mr. Friedman and Mr. Rohdie is subject to the terms of employment agreements more fully described in
ITEM 11. "EXECUTIVE COMPENSATION." All other executive officers serve until the first meeting of the Board of Directors following the next succeeding annual meeting of stockholders or until their successors have been duly chosen and qualified.

PENNY D. BARBER (35) was appointed the Chief Operating Officer of Tarragon and the President of Tarragon Management, Inc., a wholly owned subsidiary of Tarragon, in December 1999. Ms. Barber served as Senior Vice President and Director of Property Management for Tarragon from December 1998 to December 1999, as well as Executive Vice President of Tarragon Management from November 1998 to December 1999. She was previously Vice President and Director of Marketing of Tarragon Realty Advisors, Inc., from May 1998 to November 1998. She was the National Director of Marketing & Education for Galesi Management Corporation from October 1996 to May 1998, National Marketing Director for Anne Sadovsky & Co. from February 1995 to September 1996, and Regional Marketing and Training Director for Lincoln Property Company from February 1990 to January 1995.

CHRIS CLINTON (53) has been Senior Vice President - Commercial Asset Management of Tarragon since March 1994. He also served as Senior Vice President - Commercial Asset Management for Vinland Property Trust from March 1994 to July 1997 and for NIRT and Tarragon Realty Advisors from March 1994 to November 1998. He was Vice President of Vinland Property Trust and of NIRT from October 1988 to March 1994.

ERIN D. DAVIS (38) has been Executive Vice President and Chief Financial Officer of Tarragon since December 1998. She previously served as Vice President and Chief Accounting Officer for Tarragon from April 1997 to November 1998, of Vinland Property Trust from September 1996 to July 1997, and of NIRT from September 1996 to November 1998. She served as Accounting Manager of Vinland, NIRT, and Tarragon Realty Advisors, Inc., from June 1995 to August 1996. She was a Senior Associate at the national public accounting firm of BDO Seidman from January 1993 to June 1995 and has been a Certified Public Accountant since 1990.

PETER LARSEN (58) has served as Senior Vice President - Acquisitions of Tarragon since July 1997. From July 1997 to November 1998, he was Senior Vice President, and, from April 1996 through June 1997, he was Vice President of NIRT and Tarragon Realty Advisors. He previously worked as an Independent Consultant from January 1995 to June 1996.

KATHRYN MANSFIELD (39) has been Executive Vice President of Tarragon since December 1998 and Secretary and Corporate Counsel of Tarragon since May 1998. She previously served as Vice President for Tarragon, NIRT, and Tarragon Realty Advisors from May 1998 to December 1998. Prior to joining Tarragon, she was Vice President and Senior Counsel for C.B. Richard Ellis, Inc., formerly CB Commercial Real Estate Group, Inc., from October 1994 through May 1998. She has been an attorney at law since 1984.

LORI D. MEYER (39) has served as Senior Vice President - Deputy Director of Property Management of Tarragon since December 1998. She is also Senior Vice President (since November 1998) and Controller (since February 1996) of Tarragon Management, Inc., a wholly owned subsidiary of Tarragon. From February 1996 to November 1998, she served as Vice President of Tarragon Management. From February 1990 to January 1995, she was the Assistant Controller of South West Property Trust, Inc., in Dallas, Texas. She has been a Certified Public Accountant since 1996.

TODD C. MINOR (41) has been Senior Vice President (since December 1998) and Treasurer (since April 1997) of Tarragon. Mr. Minor was also the Treasurer of Vinland Property Trust from December 1996 through July 1997 and of NIRT from December 1996 through November 1998. He served as Senior Vice President - Mortgage Servicing and Financing from May 1995 to November 1996, Senior Vice President - Finance from March 1994 to April 1995, and Vice President from April 1991 to July 1993 of Vinland Property Trust and NIRT and Senior Vice President of Tarragon Realty Advisors from March 1994 through November 1998.

CHARLES RUBENSTEIN (41) has been Executive Vice President of Tarragon since December 1998 and General Counsel since September 1998. He was also Senior Vice President for Tarragon, NIRT, and Tarragon Realty Advisors from September 1998 to December 1998. Prior to joining Tarragon, he was employed as General Counsel for Simpson Housing Limited Partnership in Denver, Colorado, from January 1996 to February 1998 and as a Real Estate Associate with the law firm of Andrews & Kurth, L.L.P., in New York, New York, from October 1987 to November 1995. He has been an attorney at law since 1984.

Executive Officers (Continued)


JOHN C. STRICKLIN (53) has served as Managing Director - Real Estate Transactions for Tarragon since November 1998. He previously served as Executive Vice President from May 1995 to April 1996 and as Senior Vice President - Real Estate from May 1994 to April 1995 of NIRT and as Vice President - Real Estate from February 1994 to April 1995 of Vinland Property Trust. Mr. Stricklin acted as Special Assistant to the President of Basic Capital Management, Inc., from April 1996 to November 1998.

ITEM 11. EXECUTIVE COMPENSATION

Independent Director Compensation.

Our independent Directors receive annual compensation of $15,000 per year plus reimbursement of expenses for their service on the Board. Mr. Weisbrod, as Chairman of the Board, receives an additional $25,000 per year as compensation for his services as Chairman. Except for the Chairman of the Board, independent Directors also receive $2,000 per year for each committee of the Board on which they serve, $1,000 per year for each committee that they chair, and $1,000 per day for any special services rendered on Tarragon's behalf, plus reimbursement of expenses. Directors who are also officers of Tarragon receive no separate compensation for their services as director.

Tarragon's Independent Director Stock Option Plan (the "Director Plan") provides for automatic annual grants of options to independent Directors serving on the Board on the first day of each new fiscal year. The exercise price of all options granted under the Director Plan is equal to the market price on the grant date. The options are immediately exercisable and expire on the earlier of the first anniversary of the date on which a director ceases to be a director or ten years from the date of grant.

Pursuant to the terms of the Director Plan, each of our incumbent independent Directors received an option to purchase 2,000 shares of Tarragon common stock on January 1, 1999, and an option to purchase an additional 2,000 shares on January 1, 2000. A total of 187,022 shares of common stock are currently available for grant under the Director Plan.

Summary Compensation Table

We did not have any employees or pay any compensation to executive officers prior to our acquisition of Tarragon Realty Advisors on November 24, 1998. Our executive officers were compensated solely by Tarragon Realty Advisors until that date. They performed a variety of services for Tarragon Realty Advisors, and the amount of their compensation was determined solely by it. Following our acquisition of Tarragon Realty Advisors, we began paying compensation to executive officers and employees. However, none of our executive officers earned or received compensation in excess of $100,000 from Tarragon in fiscal year 1998.

The following table reflects the compensation paid to our Chief Executive Officer in fiscal years 1998 and 1999 and paid to each of our four most highly compensated executive officers (the "named executive officers") in 1999 for services rendered to Tarragon and its subsidiaries.

                           SUMMARY COMPENSATION TABLE


                                                                                                     Long Term Compensation
                                                                                                             Awards
                                                                        Annual                       Securities Underlying
    Name                  Principal Position                        Compensation                          Options/SARs
                                                                                                       (Number of Shares)
                                                          Year         Salary       Bonus
-----------------------------------------------------------------------------------------------------------------------------------
                          President                       1998        $ 28,846                              450,000 (1)
William S. Friedman       Chief Executive Officer                                         --
                          Director                        1999        $300,000                                   --

                                                                                          --
Charles Rubenstein        Executive Vice President
                          General Counsel                 1999        $153,000      $ 50,000                     --

Todd C. Minor             Senior Vice President
                          Treasurer                       1999        $128,000      $ 25,000                     --

John Stricklin            Managing Director -
                          Real Estate Transactions        1999        $130,000      $ 15,000                     --

                          Executive Vice President
Kathryn Mansfield         Secretary
                          Corporate Counsel               1999        $103,000      $ 30,000                     --


(1) Mr. Friedman received options for 175,000 shares of common stock as part of the consideration in the acquisition of Tarragon Realty Advisors.

Aggregated Option / SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

The following table shows the stock options exercised during 1999 by each of our named executive officers and the fiscal year-end value of their unexercised options on an aggregated basis.

              AGGREGATED OPTION / SAR EXERCISES IN FISCAL YEAR 1999
                      AND FISCAL YEAR-END OPTION/SAR VALUES



                                                                         Number of securities   Value of unexercised
                           Shares acquired on        Value Realized           underlying            in-the-money
          Name                  exercise                  ($)                 unexercised          options/SARs at
                                   (#)                                      options/SARs at        fiscal year end
                                                                            fiscal year end              ($)
                                                                                  (#)
                                                                         --------------------   --------------------
                                                                             Exercisable/           Exercisable/
                                                                             Unexercisable          Unexercisable
--------------------------------------------------------------------------------------------------------------------
William S. Friedman                      --                --                 625,000/-0-                 -0-/-0-
Charles Rubenstein                       --                --                3,000/12,000                 -0-/-0-
Todd C. Minor                         5,000     $      17,166                  10,498/-0-             $49,629/-0-
John Stricklin                           --                --                4,000/16,000                 -0-/-0-
Kathryn Mansfield                        --                --                 7,266/5,734           $4,167/$2,083

Employment Contracts

Tarragon entered into an employment agreement with William S. Friedman in November 1998 in connection with our acquisition of Tarragon Realty Advisors from Mr. Friedman and his wife, Lucy N. Friedman. Mr. Friedman's employment agreement is for a term of four years at an annual salary of $300,000, includes a broad covenant not to compete with Tarragon during the term of the agreement and for a period of three years following termination, and includes a right of first refusal in favor of Tarragon with regard to any real estate investment opportunity that comes to his attention. Mr. Friedman also received immediately exercisable stock options to purchase 250,000 shares of Tarragon common stock at an exercise price of $12 per share and 200,000 shares of Tarragon common stock at an exercise price of $15 per share in connection with his employment agreement.

Mr. Friedman's employment with Tarragon may be terminated at any time by mutual agreement of the parties on terms to be negotiated and reduced to writing at the time of termination. In the event that Mr. Friedman dies during the initial or any renewal term of his employment agreement, his estate is entitled to the greater of the compensation which would have been payable to him over the remainder of the initial term of the agreement or through the end of the then current calendar year if in a renewal term or the value of any other benefits available to them under any benefit plan Tarragon then has in effect. In the event that Mr. Friedman's employment is terminated during the initial or any renewal term of his employment agreement for any reason other than the mutual agreement of the parties or his death, Tarragon is obligated to continue to pay him $25,000 per month for the greater of the balance of the initial term of the agreement or through the end of the then current calendar year if in a renewal term and the number of months he observes the restrictive covenants and agreement not to compete contained in his employment agreement, but in any event not more than 36 months from the date of termination.

Tarragon entered into an employment agreement with Robert C. Rohdie effective February 1, 2000, following Tarragon's acquisition of Mr. Rohdie's interests in our joint venture projects with him. Mr. Rohdie's employment agreement is for a term of three years at an annual salary of $200,000. It also includes a broad covenant not to compete with Tarragon during the term of the agreement and for a period of one year following termination and a right of first refusal in favor of Tarragon with regard to any real estate investment opportunity that comes to his attention. Mr. Rohdie's employment with Tarragon may be terminated at any time by mutual agreement of the parties on terms to be negotiated and reduced to writing at the time of termination. In the event that Mr. Rohdie's employment with Tarragon is terminated by the Board without cause during the initial or any renewal term of his agreement, Tarragon is obligated to continue to pay him $16,666 per month for the lesser of the remaining number of months in the initial term of the agreement or the then annual renewal term of the agreement and the number of months he observes the restrictive covenants and agreement not to compete contained in his employment agreement, but in any event not more than 12 months from the date of termination.

Compensation Committee Interlocks and Insider Participation

The Executive Compensation Committee consists of Lance Liebman, Carl B. Weisbrod, and Raymond V.J. Schrag, who are all independent members of our Board of Directors. None of the members of the committee are current or former employees of Tarragon.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth information concerning the holdings of each person known to Tarragon to be the beneficial owner of more than five percent of our common stock, of each director and named executive officer, and of all of Tarragon's directors and executive officers as a group as of the close of business on March 20, 2000. All information with respect to beneficial ownership was furnished to Tarragon by the respective director, officer, or stockholder.

Security Ownership of Certain Beneficial Owners


                                                             Amount and Nature
      Name and Address of                                      of Beneficial                 Percent of
       Beneficial Owner                                          Ownership                    Class (1)
------------------------------------                     -----------------------------       --------------
Lucy N. Friedman                                           3,054,732    (2)(3)(4)                37.5%
280 Park Avenue                                                         (5)(6)
East Building, 20th Floor
New York, New York 10017

(1) Percentage is based upon 7,970,801 shares of common stock outstanding at March 20, 2000.

(2) Includes 1,889,068 shares owned by Mrs. Friedman directly and 175,000 shares covered by a presently exercisable option.

(3) Includes 116,676 shares owned by Lucy N. Friedman's spouse, William S. Friedman.

(4) Includes 74,299 shares owned by Mrs. Friedman's minor sons, Gideon and Samuel Friedman. Mrs. Friedman disclaims beneficial ownership of such shares.

(5) Includes 124,738 shares owned by Tarragon Capital Corporation, of which Mrs. Friedman and Mr. Friedman are executive officers and directors; 131,344 shares owned by Tarragon Partners, Ltd., of which Mrs. Friedman and Mr. Friedman are limited partners and Tarragon Capital is the general partner; and 543,607 shares owned by Beachwold Partners, L.P., in which Mrs. Friedman and Mr. Friedman are the general partners and their four children are the limited partners.

(6) Does not include 90,504 shares owned by Mrs. Friedman's adult son, Ezra Friedman, and 66,343 shares owned by Mrs. Friedman's adult daughter, Tanya Friedman. Mrs. Friedman disclaims beneficial ownership of such shares.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (CONTINUED)

Security Ownership of Management


                                             Amount and Nature                 Percent of
                                               of Beneficial                   Class (1)
  Name of Beneficial Owner                       Ownership
----------------------------             -----------------------------         ----------
William S. Friedman                      3,504,732(2)(3)(4)(5)(6)                40.8%

Sally Hernandez-Pinero                      17,672(7)                               *

Lance Liebman                               19,848(8)                               *

L. G. Schafran                              17,672(9)                               *

Raymond V.J. Schrag                         68,420(10)                              *

Carl B. Weisbrod                            19,777(11)                              *

Chester Beck                                15,007(12)                              *

Willie K. Davis                              8,200(13)                              *

Michael E. Smith                             6,500(14)                              *

Robert C. Rohdie                            45,323(15)                              *

Kathryn Mansfield                            8,266(16)                              *

Todd C. Minor                               15,498(17)                              *

Charles D. Rubenstein                        3,000(18)                              *

John Stricklin                              10,794(19)                              *

All Directors and Executive              3,807,963(2)(3)(4)(5)(6)                43.5%
Officers as a group                               (7)(8)(9)(10)(11)
(19 individuals)                                  (12)(13)(14)(15)
                                                  (16)(17)(18)(19)

*        Less than 1%.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (CONTINUED)

Security Ownership of Management (Continued)


(1) Percentages are based upon 7,970,801 shares of common stock outstanding at March 20, 2000.

(2) Includes 116,676 shares owned by Mr. Friedman directly and 625,000 shares covered by two separate presently exercisable options.

(3) Includes 1,889,068 shares owned by Mr. Friedman's spouse, Lucy N. Friedman. Mr. Friedman disclaims beneficial ownership of all such shares.

(4) Includes 124,738 shares owned by Tarragon Capital Corporation, 131,344 shares owned by Tarragon Partners, Ltd., and 543,607 shares owned by Beachwold Partners, L.P.

(5) Includes 74,299 shares owned by Mr. Friedman's minor sons, Gideon and Samuel Friedman. Mr. Friedman disclaims beneficial ownership of such shares.

(6) Does not include 90,504 shares owned by Mr. Friedman's adult son, Ezra Friedman, and 66,343 shares owned by Mr. Friedman's adult daughter, Tanya Friedman. Mr. Friedman disclaims beneficial ownership of such shares.

(7) Includes 17,672 shares covered by six separate presently exercisable options.

(8) Includes 2,176 shares owned by Mr. Liebman directly and 17,672 shares covered by six separate presently exercisable options.

(9) Includes 17,672 shares covered by six separate presently exercisable options.

(10) Includes 44,338 shares owned by Mr. Schrag directly and 17,672 shares covered by six separate presently exercisable options. Also includes 6,410 shares owned by Mr. Schrag's wife individually and as custodian for his minor son, Ben. It does not include 1,410 shares owned by Mr. Schrag's adult daughter, Rebecca, as to which shares Mr. Schrag disclaims any beneficial ownership.

(11) Includes a total of 5,105 shares owned by Mr. Weisbrod directly (3,000 of such shares acquired by virtue of a stock option exercise on January 1,
     1999) and 14,672 shares covered by six separate presently exercisable options.

(12) Includes 9,507 shares owned by Mr. Beck directly and 5,500 shares covered by six separate presently exercisable options.

(13) Includes a total of 4,200 shares owned by Mr. Davis directly (1,500 of such shares acquired by virtue of a stock option exercise on May 11, 1999) and 4,000 shares covered by two separate presently exercisable options.

(14) Includes 1,000 shares owned by Mr. Smith directly and 5,500 shares covered by six separate presently exercisable options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (CONTINUED)

Security Ownership of Management (Continued)

(15) Includes 44,673 shares owned by Rohdhouse Investments, Inc., a Florida corporation owned by Mr. Rohdie, and 650 shares owned by his spouse. See also ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" for a discussion of Mr. Rohdie's interest in an operating partnership with Tarragon.

(16) Includes 1,000 shares owned by Ms. Mansfield and her spouse as custodian for their minor children, Colin and Ashlyn. Also includes 7,266 shares covered by two presently exercisable options.

(17) Includes 5,000 shares acquired by Mr. Minor by virtue of a stock option exercise on January 28, 1999, and 10,498 shares covered by five separate presently exercisable options.

(18) Includes 3,000 shares covered by a presently exercisable option.

(19) Includes 6,794 shares owned by Mr. Stricklin directly and 4,000 shares covered by a presently exercisable option.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires that our directors, executive officers, and persons holding more than ten percent of our common stock file initial reports of ownership of the common stock and reports of any changes in that ownership to the SEC. Specific due dates for these reports have been established, and Tarragon is required to report any failure to file by these dates during fiscal 1999.

To our knowledge, based solely upon the written representations of our incumbent directors, executive officers, and ten percent stockholders and copies of the reports that they have filed with the SEC, these filing requirements were satisfied during 1999 except that a report on Form 4 for Mr. Rohdie, reflecting two transactions in the month of December 1999 (before he became an officer or director of Tarragon) was filed late.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In 1999, affiliates of William S. Friedman and his wife, Lucy N. Friedman, made advances to Tarragon pursuant to the terms of a $6 million unsecured line of credit. Advances under the line of credit bear interest at the lower of LIBOR plus 1% per annum or the lowest rate at which credit is offered to Tarragon by any third party. The outstanding balance of the advances as of December 31, 1999, was $5.1 million, including interest accrued during the year of $360,000.

In 1999, Tarragon managed seven apartment properties and one commercial property owned by affiliates of Mr. Friedman and received management fees totalling $279,000 for these services.

During 1999, as an accommodation to Tarragon, the family of Mr. Friedman pledged Tarragon common stock as collateral for a $6 million line of credit facility obtained by Tarragon. As of December 31, 1999, the shares pledged by the Friedman family have been replaced with treasury shares purchased under our stock repurchase program.

On February 7, 2000, Tarragon acquired the interests of Robert C. Rohdie and his affiliates in ten apartment communities recently completed or currently under construction, as well as in all joint venture development projects still in the planning stages, for a total value of up to $10,000,000. Mr. Rohdie, who was Tarragon's joint venture partner in the development of these projects, contributed his equity interests to an operating partnership formed by Tarragon in exchange for a preferred interest in the operating partnership and a guaranteed fixed return of $200,000 for the first two years, increasing by $40,000 per year for the next five years, plus an annual amount equal to the dividends payable on 96,385 shares of Tarragon common stock. In addition, upon completion and lease up of each of the five identified apartment communities presently under construction or in advanced stages of development planning, Mr. Rohdie will receive an increase in his guaranteed fixed return based on the agreed value of his equity in the completed property. After one year, Mr. Rohdie has the right to convert his preferred interest in the operating partnership into 96,385 shares of our common stock and preferred stock with a face value of up to $8 million and a like dividend to his guaranteed fixed return from the operating partnership. If we do not have available an issue of preferred stock outstanding at the time of the conversion, or at our discretion, we may pay Mr. Rohdie the cash value of his preferred interest over three years. In connection with this acquisition transaction, Tarragon formed a new development subsidiary to expand our real estate development and renovation program, and Mr. Rohdie joined Tarragon as President and Chief Executive Officer of Tarragon Development Corporation and as a member of our Board of Directors effective February 7, 2000.

We believe that the foregoing transactions were at least as advantageous to us as we could have obtained from unrelated third parties.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this Report:

1. Consolidated Financial Statements

Report of Independent Public Accountants - Arthur Andersen LLP

Consolidated Balance Sheets - December 31, 1999 and 1998

Consolidated Statements of Operations -
   Years Ended December 31, 1999, 1998, and 1997

Consolidated Statements of Stockholders' Equity -
   Years Ended December 31, 1999, 1998, and 1997

Consolidated Statements of Cash Flows -
   Years Ended December 31, 1999, 1998, and 1997

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

3.1               Articles of Incorporation of Tarragon Realty Investors, Inc.
                  (incorporated by reference to Exhibit 3.2 to Form 8-K dated July 10, 1997).

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Exhibit
Number                             Description

3.2 Bylaws of Tarragon Realty Investors, Inc. (incorporated by reference to Exhibit 3.3 to Form 8-K dated July 10, 1997).

4.1 Indenture Agreement dated September 15, 1993, between Vinland Property Trust and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 4.7 to Registration Statement No. 33-66294 on Form S-11).


10.1* Limited Liability Company Agreement of Tarragon Development LLC dated February 7, 2000, between Tarragon Realty Investors, Inc., and The Rhodie Family LLC.

10.2* Employment Agreement dated February 7, 2000, between Tarragon Realty Investors, Inc., and Robert C. Rhodie.

21.1*             Subsidiaries of the Registrant.

27.1*             Financial Data Schedule.

* Filed herewith



     (b) No reports on Form 8-K were filed during the fourth quarter covered by this report or with respect to events occurring after the period covered by this report but prior to the filing of this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         TARRAGON REALTY INVESTORS, INC.

Dated:   March 30, 2000               By: /s/ William S. Friedman
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


Signature                                        Capacities In Which Signed                          Date
/s/ Carl B. Weisbrod                             Director and Chairman of the Board                 March 30, 2000
-------------------------------                                                                     --------------
Carl B. Weisbrod


/s/ William S. Friedman                          President, Chief Executive Officer,                March 30, 2000
-------------------------------                  and Director                                       --------------
William S. Friedman                              (Principal Executive Officer)


/s/ Erin D. Davis                                Executive Vice President and                       March 30, 2000
-------------------------------                  Chief Financial Officer                            --------------
Erin D. Davis                                    (Principal Financial and
                                                 Accounting Officer)


/s/ Chester Beck                                 Director                                           March 30, 2000
-------------------------------                                                                     --------------
Chester Beck


/s/ Willie K. Davis                              Director                                           March 30, 2000
-------------------------------                                                                     --------------
Willie K. Davis


/s/ Sally Hernandez-Pinero                       Director                                           March 30, 2000
-------------------------------                                                                     --------------
Sally Hernandez-Pinero


/s/ Lance Liebman                                Director                                           March 30, 2000
-------------------------------                                                                     --------------
Lance Liebman


/s/ Robert C. Rohdie                             Director                                           March 30, 2000
-------------------------------                                                                     --------------
Robert C. Rohdie


/s/ Lawrence G. Schafran                         Director                                           March 30, 2000
-------------------------------                                                                     --------------
Lawrence G. Schafran


/s/ Raymond V.J. Schrag                          Director                                           March 30, 2000
-------------------------------                                                                     --------------
Raymond V. J. Schrag


/s/ Michael E. Smith                             Director                                           March 30, 2000
-------------------------------                                                                     --------------
Michael E. Smith

                         TARRAGON REALTY INVESTORS, INC.
                                INDEX TO EXHIBITS


Exhibit
Number                        Description
-------                       -----------
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

3.1               Articles of Incorporation of Tarragon Realty Investors, Inc.
                  (incorporated by reference to Exhibit 3.2 to Form 8-K dated
                  July 10, 1997).

3.2 Bylaws of Tarragon Realty Investors, Inc. (incorporated by reference to Exhibit 3.3 to Form 8-K dated July 10, 1997).

4.1               Indenture Agreement dated September 15, 1993, between Vinland
                  Property Trust and American Stock Transfer and Trust Company
                  (incorporated by reference to Exhibit 4.7 to Registration
                  Statement No. 33-66294 on Form S-11).


10.1*             Limited Liability Company Agreement of Tarragon Development
                  LLC dated February 7, 2000, between Tarragon Realty
                  Investors, Inc., and The Rhodie Family LLC.

10.2*             Employment Agreement dated February 7, 2000, between Tarragon
                  Realty Investors, Inc., and Robert C. Rhodie.

21.1*             Subsidiaries of the Registrant.

27.1*             Financial Data Schedule.


* Filed herewith