Form 10-Q
period 2000-03-31
TARRAGON REALTY INVESTORS INC
filed 2000-05-12
CIK 1038217

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q



(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from...................to..............

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

                                 (212) 949-5000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

 Common Stock, $.01 per value                            7,732,087
 ----------------------------                  ----------------------------
           (Class)                             (Outstanding at May 8, 2000)

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements for the period ended March 31, 2000, have not been audited by independent certified public accountants, but, in our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of consolidated financial position, consolidated results of operations, and consolidated cash flows at the dates and for the periods indicated have been included.


                        TARRAGON REALTY INVESTORS, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                        March 31,         December 31,
                                                                       ----------         ------------
                                                                          2000                1999
                                                                       ----------         ------------
                                     Assets
Real estate held for sale (net of accumulated depreciation of
  $22,950 in 2000 and $25,282 in 1999) ......................          $  80,932           $  52,885
Less - allowance for estimated losses .......................             (1,156)             (1,156)
                                                                       ---------           ---------
                                                                          79,776              51,729
Real estate held for investment (net of accumulated
  depreciation of $41,362 in 2000 and $36,143 in 1999) ......            365,115             253,595
Investments in and advances to partnerships .................             30,388              48,834
Cash and cash equivalents ...................................              2,843               3,951
Restricted cash .............................................              6,684               6,538
Other assets, net ...........................................             14,054              14,418
                                                                       ---------           ---------
                                                                       $ 498,860           $ 379,065
                                                                       =========           =========
                      Liabilities and Stockholders' Equity
Liabilities
Notes, debentures, and interest payable (including $3,113
  in 2000 and $5,108 in 1999 due to affiliates) .............          $ 410,930           $ 287,767
Other liabilities ...........................................             13,604              18,305
                                                                       ---------           ---------
                                                                         424,534             306,072
Commitments and contingencies
Minority interest ...........................................              5,064                  --
Stockholders' equity
Common stock, $.01 par value; authorized shares, 20,000,000
  shares outstanding, 7,909,120 in 2000 and 7,993,999 in 1999
  (after deducting 2,983,113 shares in 2000 and 2,891,713
  shares in 1999 held in treasury) ..........................                 79                  80
Special stock, $.01 par value; authorized shares,
  10,000,000; shares outstanding, none ......................                 --                  --
Paid-in capital .............................................            298,620             299,528
Accumulated dividends in excess of accumulated earnings .....           (229,360)           (226,575)
Accumulated other comprehensive income (loss) .................              (77)                (40)
                                                                       ---------           ---------
                                                                          69,262              72,993
                                                                       ---------           ---------
                                                                       $ 498,860           $ 379,065
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

                        TARRAGON REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)
                                  (Unaudited)

                                                                                             For the Three Months
                                                                                                Ended  March 31,
                                                                                       ---------------------------------
                                                                                           2000                 1999
                                                                                       -----------           -----------
Revenue
   Rentals ..................................................................          $    20,721           $    18,223
   Interest .................................................................                   97                    37
   Management fees ..........................................................                   99                   119
   Equity in (loss) of partnerships .........................................                 (559)                 (507)
                                                                                       -----------           -----------
                                                                                            20,358                17,872
Expenses
   Property operations ......................................................               10,524                 9,186
   Interest (including $59 to affiliates in 2000)............................                6,866                 5,143
   Depreciation .............................................................                3,140                 2,494
   General and administrative
     Corporate ..............................................................                1,638                 1,452
     Property ...............................................................                1,015                 1,054
                                                                                       -----------           -----------
                                                                                            23,183                19,329
                                                                                       -----------           -----------
(Loss) before minority interest in income of consolidated
   partnership, gain on sale of real estate, gain on sale
   of investments, and extraordinary items ..................................               (2,825)               (1,457)
Minority interest in income of consolidated partnership .....................                  (64)                   --
Gain on sale of real estate .................................................                   97                   338
Gain on sale of investments .................................................                   20                    --
                                                                                       -----------           -----------
(Loss) from continuing operations ...........................................               (2,772)               (1,119)
Extraordinary items .........................................................                  (13)                   (4)
                                                                                       -----------           -----------
Net (loss) ..................................................................          $    (2,785)          $    (1,123)
                                                                                       ===========           ===========

Other comprehensive income (loss):
   Unrealized gains (losses) on marketable equity securities ................                  (17)                    3
   Realized gains on marketable equity securities ...........................                  (20)                   --
                                                                                       -----------           -----------
Net income (loss) recognized in other comprehensive income
   (loss) ...................................................................                  (37)                    3
                                                                                       -----------           -----------
Comprehensive (loss) ........................................................          $    (2,822)          $    (1,120)
                                                                                       ===========           ===========

Earnings per share - basic and diluted
(Loss) from continuing operations ...........................................          $      (.35)          $      (.13)
Extraordinary items .........................................................                   --                    --
                                                                                       -----------           -----------
Net (loss) ..................................................................          $      (.35)          $      (.13)
                                                                                       ===========           ===========
Weighted average shares of common stock
   used in computing earnings per share .....................................            7,973,779             8,420,740
                                                                                       ===========           ===========
Weighted average shares of common stock used in
   computing earnings per share - assuming dilution .........................            7,973,779             8,420,740
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

                        TARRAGON REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            (Dollars in thousands)
                                  (Unaudited)

                                                                                  Accumulated
                                                                                   Dividends       Accumulated
                                         Common Stock                            in Excess of        Other
                                    ---------------------          Paid-in        Accumulated     Comprehensive       Stockholders'
                                      Shares       Amount          Capital          Earnings      Income (Loss)          Equity
                                    ---------      ------         ---------      ------------     -------------       -------------
Balance, December 31, 1999.....     7,993,999       $  80         $ 299,528       $ (226,575)        $   (40)          $ 72,993

Repurchase of shares
  of common stock..............       (91,400)         (1)             (948)              --              --               (949)

Stock options exercised........         6,521          --                40               --              --                 40

Net (loss) recognized in
  other comprehensive
  income (loss)................            --          --                --               --             (37)               (37)

Net (loss).....................            --          --                --           (2,785)             --             (2,785)
                                    ---------       -----         ---------       ----------         -------           --------

Balance, March 31, 2000.......      7,909,120       $  79         $ 298,620       $ (229,360)        $   (77)          $ 69,262
                                    =========       =====         =========       ==========         =======           ========





       The accompanying notes are an integral part of these Consolidated
                             Financial Statements.

                        TARRAGON REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                      For the Three Months
                                                                         Ended  March 31,
                                                                  ---------------------------
                                                                    2000               1999
                                                                  --------           --------
Cash Flows from Operating Activities
  Rentals collected ......................................        $ 21,319           $ 18,591
  Interest collected .....................................              97                 31
  Interest paid ..........................................          (6,784)            (4,684)
  Payments for property operations .......................         (11,674)           (10,297)
  General and administrative expenses paid ...............          (2,319)            (2,857)
  Deferred borrowing costs paid ..........................            (125)              (204)
                                                                  --------           --------

     Net cash provided by operating activities ...........             514                580

Cash Flows from Investing Activities
  Acquisition of real estate .............................            (725)                --
  Proceeds from sale of real estate ......................           3,785                557
  Real estate improvements ...............................          (9,826)            (2,126)
  Note receivable collections ............................              14                 63
  Earnest money deposits (paid) refunded, net ............              25               (152)
  Net contributions and advances to partnerships .........          (3,154)            (3,327)
  Proceeds from the sale of marketable equity securities..             202                 --
                                                                  --------           --------

     Net cash (used in) investing activities .............          (9,679)            (4,985)


Cash Flows from Financing Activities
  Proceeds from borrowings ...............................          16,188             10,130
  Payments of mortgage notes payable .....................          (3,353)            (4,957)
  Advances (repayment of advances) from affiliates, net...          (2,003)             1,118
  Margin account repayments, net .........................            (727)              (714)
  Replacement escrow deposits, net .......................             (41)                (5)
  Repurchase of shares of common stock ...................            (949)              (976)
  Proceeds from the exercise of stock options ............              40                 52
  Dividends to stockholders ..............................          (1,098)              (920)
                                                                  --------           --------

     Net cash provided by financing activities ...........           8,057              3,728
                                                                  --------           --------

Net (decrease) in cash and cash equivalents ..............          (1,108)              (677)

Cash and cash equivalents, beginning of period ...........           3,951              2,442
                                                                  --------           --------

Cash and cash equivalents, end of period .................        $  2,843           $  1,765
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

                        TARRAGON REALTY INVESTORS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                          For the Three Months
                                                                                            Ended  March 31,
                                                                                     ----------------------------
                                                                                         2000              1999
                                                                                     ----------          --------
Reconciliation of net (loss) to net cash
  provided by operating activities:
  Net (loss)..........................................................               $   (2,785)         $ (1,123)
  Extraordinary items.................................................                       13                 4
  Gain on sale of investments.........................................                      (20)               --
  Gain on sale of real estate ........................................                      (97)             (338)
  Minority interest in income of consolidated partnership.............                       64                --
  Depreciation and amortization.......................................                    3,909             3,114
  Equity in loss of partnerships......................................                      559               507
  Interest on advances to partnerships................................                      (37)               --
  Non-cash compensation related to stock options exercised............                       --                37
  Changes in other assets and liabilities, net of effects of noncash investing and financing activities
       Decrease in interest receivable................................                       36                 1
       (Increase) decrease in other assets............................                    1,192              (623)
       (Decrease) in other liabilities................................                   (1,913)           (1,074)
       Increase (decrease) in interest payable........................                     (407)               75
                                                                                     ----------          --------
Net cash provided by operating activities.............................               $      514          $    580
                                                                                     ==========          ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Changes in assets and liabilities in connection with the
  purchase of real estate:
     Real estate......................................................               $  140,876          $     --
     Restricted cash..................................................                      609                --
     Investments in and advances to partnerships......................                  (21,089)               --
     Other assets.....................................................                    1,295                --
     Notes and interest payable.......................................                 (114,742)               --
     Other liabilities................................................                   (1,224)               --
     Minority interest................................................                   (5,000)               --
                                                                                     ----------
         Cash paid....................................................               $      725          $     --
                                                                                     ==========          ========

Assets disposed of and liabilities released in connection
  with the sale of real estate:
     Real estate......................................................               $    6,229           $   199
     Other assets.....................................................                       (2)               --
     Notes and interest payable.......................................                   (2,497)               --
     Other liabilities................................................                      (42)               20
     Gain on sale.....................................................                       97               338
                                                                                     ----------          --------
         Cash received................................................               $    3,785          $    557
                                                                                     ==========          ========

       The accompanying notes are an integral part of these Consolidated
                             Financial Statements.

                        TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 1999. Dollar amounts in tables are in thousands.

NOTE 2.  REAL ESTATE

In January 2000, we sold three of the four buildings (representing approximately two-thirds of the net carrying value) of Rancho Sorrento Office Park for $6.5 million, receiving $3.8 million of net cash proceeds after the payoff of the mortgage and other closing costs. We recognized a $38,000 gain in connection with this transaction.

In February 2000, we sold a portion of our property in Charlotte, North Carolina, remaining after the May 1999 sale of the K-Mart building. We gave the buyer a $140,000 mortgage and received the balance of the $175,000 sale price in cash. We recognized a gain of $59,000 on the sale.

Also in February 2000, we purchased our partner's interest in National Omni Associates, L.P., for $875,000. The operations of 5600 Collins Avenue, the partnership's sole property, are now consolidated. We began the condominium conversion of this property during 1999, and it is classified as held for sale in the accompanying March 31, 2000, Consolidated Balance Sheet. As of May 10, 2000, we had entered into contracts and reservations for the sale of over half of the units at this project.

Additionally, in February 2000, Tarragon acquired the interests of Robert C. Rohdie and his affiliates in ten apartment communities recently completed or currently under construction, as well as in all joint venture development projects still in the planning stages, for a total value of up to $10 million. Mr. Rohdie, Tarragon's joint venture partner in the development of these projects, contributed his equity interests to an operating partnership formed by Tarragon, in exchange for a preferred interest in the operating partnership which gives him a guaranteed fixed return of $200,000 for the first two years, increasing by $40,000 per year for the next five years, plus an annual amount equal to the dividends payable on 98,160 shares of Tarragon common stock.

In addition, upon completion and lease up of each of the five identified apartment communities presently under construction or in advanced stages of development planning, Mr. Rohdie will receive an increase in his guaranteed fixed return based on the previously agreed value of his equity in the completed property. After one year, Mr. Rohdie has the right to convert his preferred interest in the operating partnership into 98,160 shares of our common stock and preferred stock with a face value of up to $8 million and a dividend equal to his guaranteed fixed return from the operating partnership. If we do not have preferred stock at the time of the conversion, or at our discretion, we may pay the cash value of Mr. Rohdie's preferred interest over three years. Because Tarragon controls the new operating partnership, its operations are now consolidated.

                        TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 2.  REAL ESTATE (Continued)

Mr. Rohdie's preferred interest in the operating partnership has been initially valued at $5 million (based on the value of five of the ten properties that have been completed). Once the remaining five properties are completed and leased up, Mr. Rohdie will receive an additional preferred interest in the operating partnership to be valued at up to $5 million. Mr. Rohdie's interest in the operating partnership is presented as a minority interest in the accompanying March 31, 2000, Consolidated Balance Sheet.

This transaction was recorded using the purchase method of accounting. The value of Mr. Rohdie's preferred interest in the operating partnership was allocated to the completed assets of the operating partnership based on relative fair values. The guaranteed fixed return payable to Mr. Rohdie has been recorded based on an annual effective yield of 8.67% and is presented as minority interest in income of consolidated partnership in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2000.

In connection with this transaction, Tarragon formed a new development subsidiary to expand our real estate development and renovation program. Mr. Rohdie joined Tarragon as President and Chief Executive Officer of Tarragon Development Corporation and as a member of our Board of Directors effective February 7, 2000.

NOTE 3.  INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

Investments in and advances to partnerships, accounted for using the equity method, consisted of the following at March 31, 2000:


801 Pennsylvania Avenue...............................       $      22
Ansonia Apartments, L.P. .............................          20,664
Antelope Pines Estates, L.P. .........................             604
Calistoga Ranch Owners, L.L.C. .......................             400
Larchmont Associates, L.P. ...........................           2,037
Merritt 8 Acquisitions, L.L.C. .......................           2,360
Merritt Stratford, L.L.C. ............................             516
Sacramento Nine.......................................           1,155
Stone Creek Associates I, L.L.C. .....................           1,509
Woodcreek Garden Apartments, L.P. ....................           1,121
                                                             ---------
                                                             $  30,388
                                                             =========


In January 2000, we acquired a 50% interest in Merritt Stratford with a cash investment of $516,000. In January 2000, Merritt Stratford purchased for future development a 19 acre parcel of land in Merritt 8 Corporate Park in Stratford, Connecticut, adjacent to the property owned by Merritt 8 Acquisitions.

                        TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 3.  INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS (Continued)

Below are summarized financial data for Ansonia and other partnerships still owned as of and for the three months ended March 31, 2000, and summarized operating data of the partnerships that we acquired in 2000 for the period prior to their acquisition (unaudited):

    March 31, 2000
                                                                                           Acquired          All
                                                       Ansonia             Other         Partnerships    Partnerships
                                                      ---------          ---------       ------------    ------------
    Real estate                                       $  97,430          $  91,403         $    --         $ 188,833
    Accumulated depreciation                             (3,291)            (3,492)             --            (6,783)
    Other assets                                          2,635              4,553              --             7,188
    Notes and interest payable                          (74,632)           (75,521)             --          (150,153)
    Other liabilities                                    (5,360)            (4,582)             --            (9,942)
                                                      ---------          ---------         -------         ---------
    Partners' capital                                 $  16,782          $  12,361         $    --         $  29,143
                                                      =========          =========         =======         =========

    Our proportionate share of capital                $  16,782          $   4,191         $    --         $  20,973
    Advances                                              3,882              5,533              --             9,415
                                                      ---------          ---------         -------         ---------
    Investments in and advances to
        Partnerships                                  $  20,664          $   9,724         $    --         $  30,388
                                                      =========          =========         =======         =========

    Three months ended March 31, 2000

    Rental revenue                                    $   4,358          $   3,467       $   1,288         $   9,113
    Property operating expenses                          (2,460)            (1,611)           (593)           (4,664)
    Interest expense                                     (1,597)            (1,090)           (772)           (3,459)
    Depreciation expense                                   (748)              (520)           (291)           (1,559)
                                                      ---------          ---------         -------         ---------
    Net income (loss)                                  $   (447)           $   246        $   (368)        $    (569)
                                                      =========          =========         =======         =========
    Equity in income (loss) of
        Partnerships                                   $   (447)           $   146        $   (258)        $    (559)
                                                      =========          =========         =======         =========



NOTE 4.  INVESTMENTS IN MARKETABLE EQUITY SECURITIES

In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," investments in marketable equity securities are carried at fair value. These investments are included in "Other assets" in the accompanying Consolidated Balance Sheets. These investments are considered available for sale, and unrealized holding gains and losses are included in other comprehensive income (loss). During the first quarter of 2000, unrealized losses of $23,000 and unrealized gains of $6,000 were recorded. Also during the first quarter of 2000, we sold investments in securities with a cost basis of $182,000 for $202,000, realizing gains totaling $20,000.

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

Also during the first quarter of 2000, we repaid $2 million of advances from affiliates of William S. Friedman, our President and Chief Executive Officer and a member of our Board of Directors, pursuant to a two year line of credit arrangement. Advances under the line of credit, totaling $3.1 million as of March 31, 2000, bear interest at LIBOR plus 1% per annum and are payable in January 2001.

Extraordinary items presented in the Consolidated Statement of Operations for the three months ended March 31, 2000, represent prepayment penalties in connection with certain mortgage refinancings.

NOTE 6.  EARNINGS PER SHARE

Earnings per share have been computed based on the weighted average number of shares of common stock outstanding for the three month periods ended March 31, 2000 and 1999. The effect of stock options on weighted average shares of common stock outstanding - assuming dilution for the three month periods ended March 31, 2000 and 1999, is not reflected because their effect is anti-dilutive due to net losses in both years.

NOTE 7.  INCOME TAXES

In February 2000, we filed a revocation of REIT election with the Internal Revenue Service, terminating our status as a REIT effective December 1, 1999 (the beginning of the 2000 tax year). The results of our operations are now subject to income taxes. No current or deferred income tax expense has been recognized in the first quarter of 2000 resulting from the change in tax status due to the application of net operating loss carryforwards.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

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

                        TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)


NOTE 9.  EXCHANGE OFFER

On March 22, 2000, Tarragon announced an offer to exchange one share of 10% Cumulative Preferred Stock for each share of common stock held by its stockholders, up to a maximum of 2,000,000 shares. This exchange offer has been extended and is scheduled to expire at 5:00 p.m., New York City time, on May 30, 2000, unless further extended.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Please read this discussion along with the Consolidated Financial Statements and Notes included elsewhere in this report.

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

Net cash from property operations (rentals collected less payments for property operations) provided $9.6 million in the first quarter of 2000, up 16% over the corresponding period in 1999 primarily due to the addition of ten properties to the portfolio in connection with the acquisition of partnership interests.

In the first quarter of 2000, proceeds from borrowings generated $11.1 million from the refinancing of mortgages on directly owned properties, construction loan fundings, and net borrowings under line of credit facilities. Of the net borrowings under line of credit facilities, we repaid $2 million of advances from affiliates of William S. Friedman, President, Chief Executive Officer, and a Director of Tarragon.

Principal payments on notes payable totaling $78.1 million come due during the remainder of 2000, including $76.1 million of balloon payments. We intend to either pay off the loans as they come due or extend the due dates while seeking to obtain long term refinancing. Of the balloon payments due in 2000, $39.8 million represents amounts due under the $50 million revolving credit facility, which has two six-month extension options. We estimate that refinancing of directly owned properties will generate $20 million in net cash proceeds during the remainder of 2000. We expect to receive more than $15 million in 2000 from partnerships' financing activities. We believe we can arrange new financing as needed but cannot assure that we will be successful in our efforts or that the timing of new financing will coincide with the due dates of maturing loans.

In the first quarter of 2000, net cash proceeds from the sale of real estate totaled $3.8 million. We sold portions of two properties with an aggregate net carrying amount of $6.2 million and paid off a mortgage of $2.5 million. We estimate proceeds from the sale of real estate will provide an additional $18 million during 2000.

In the first quarter of 2000, we paid interest on notes and debentures payable of $6.8 million, up 45% over the corresponding period in 1999 predominantly due to the addition of ten properties to the portfolio in connection with the acquisition of partnership interests in February 2000 and to the increase in mortgage debt related to refinancings.

Since the beginning of 1997, Tarragon and Robert C. Rohdie formed nine partnerships to build and own luxury apartment communities in Florida, Georgia, and Alabama. Tarragon's aggregate contributions and advances through January 2000 of $18.5 million, $370,000 of which were made during the first quarter of 2000, provided substantially all of the development costs not covered by construction loans. In February 2000, Tarragon effectively acquired Mr. Rohdie's interests in these partnerships. The properties owned by these partnerships were contributed to a new operating partnership that Tarragon controls, and Mr. Rohdie received a preferred interest in this partnership valued at up to $10 million. These properties have been consolidated since February 2000.

In 1997, Tarragon formed National Omni Associates, L.P., which purchased a 289-unit high rise apartment building in Miami Beach, Florida, for $32 million in February 1998. In 1999, we implemented a condominium conversion program for this property. We have begun to offer the condominium units for sale and have accepted contracts and non-binding reservations for the sale of more than half of the units. Based on such contracts and reservations, we expect to receive more than $10 million in net cash proceeds from sales in 2000. We invested $7.6 million ($380,000 in the first quarter of 2000) in this partnership. In February 2000, we bought out our partner in National Omni for $875,000, and this property has been consolidated since February 2000.

In the first quarter of 2000, Tarragon made capital improvements to its directly owned real estate of $9.8 million, $8.8 million of which was spent on construction at four development properties and $624,000 of which was spent on the condominium conversion of 5600 Collins Avenue. We expect to spend approximately $38 million on construction of eight apartment communities in various stages of development during the remainder of 2000, of which $25.5 million will be funded by construction loans. We plan to spend $1 million during the remainder of 2000 on improvements to 5600 Collins Avenue. We plan to invest approximately $9 million in capital improvements to our directly owned operating properties during the remainder of 2000.

We anticipate using cash of $10 million in 2000 for the acquisition of real estate.

In 1997, Tarragon formed Ansonia Apartments, L.P., with Richard Frary, Joel Mael, Robert Rothenberg, and Saul Spitz. Since then, Ansonia has purchased 16 apartment properties with an aggregate 2,580 units and a 160,000 square foot historic mill for conversion to residential lofts, all located in Connecticut. The cash required to purchase the properties was provided by Tarragon in the form of capital contributions that earn a preferred return and have priority over distributions to the partners. We have also made interest-bearing advances to Ansonia for major renovations to four of its properties. Our contributions and advances to date total $18.9 million, $354,000 of which were made during the first quarter of 2000. We expect to fund an additional $4.6 million to Ansonia during the remainder of 2000.

During the first quarter of 2000, Tarragon advanced funds totaling almost $2 million to two new partnerships, one of which purchased an operating apartment complex in Sacramento, California, and one of which purchased land for future development in Stratford, Connecticut.

The Board of Directors has authorized a stock repurchase program. We will continue to repurchase shares of our common stock as long as we believe the fair market value of our net assets per share is substantially greater than the market price of our stock. During the first quarter of 2000, Tarragon repurchased 91,400 shares of its common stock in open market transactions at a cost of $949,000. As of March 31, 2000, there were 963,403 shares authorized for repurchase, and we plan to spend $4 million during the remainder of 2000 on share repurchases.

Results of Operations

The significant components of the $1.7 million decrease in net operating results between 1999 and 2000 are discussed in the following paragraphs.

The properties acquired directly in 1999 and 2000 reduced net operating results $300,000. This amount is comprised of increases in net rental income of $1.8 million, interest expense of $1.5 million, and depreciation of $615,000. An increase in net rental income (rental revenue less property operating expenses) of $1.6 million came from multifamily properties acquired in 2000. At March 31, 2000, Tarragon's directly owned multifamily properties accounted for 88% of its real estate and included 10,920 operating apartment units. One commercial property acquired in 1999 contributed $204,000 to the increase in net rental income. At March 31, 2000, Tarragon owned commercial properties with an aggregate 1.8 million square feet.

For properties held in both years, net rental income was relatively stable. Increased rental revenue from increased rental rates at certain properties was partially offset by increased vacancy losses due to lower overall occupancy.

For properties held in both years, interest expense increased $500,000 due to long term and interim mortgage financing and advances under line of credit facilities which increased indebtedness by $23.7 million since March 31, 1999.

Equity in (loss) of partnerships increased $52,000 between 1999 and 2000. A decrease in net operating results of approximately $400,000 relates to Ansonia Apartments, L.P., in which Tarragon holds a 70% noncontrolling interest. Six properties acquired by Ansonia in 1999 and for which operations have not yet stabilized reported losses in the first quarter of 2000. Additionally, Ansonia recorded higher depreciation in 2000 due to capital improvements made to certain of its properties during 1999. The offsetting improvement in earnings primarily resulted from the acquisition of additional interests in ten partnerships in February 2000. The ten properties of these partnerships are now consolidated whereas they were accounted for using the equity method during 1999. Most of these properties were in lease-up or under development and reported operating losses in 1999.

Funds from Operations

Please read the following information along with the Consolidated Financial Statements and Notes included elsewhere in this report and with the discussion above in "Liquidity and Capital Resources" and "Results of Operations."

Funds from operations (or FFO) for the three month periods ended March 31, 2000 and 1999, are as follows (unaudited) (dollars in thousands):

                                                                   For the Three Months
                                                                     Ended  March 31,
                                                                -------------------------
                                                                  2000              1999
                                                                -------           -------
Net (loss) ...........................................          $(2,785)          $(1,123)
Extraordinary items ..................................               13                 4
Gain on sale of real estate ..........................              (97)             (338)
Depreciation and amortization of real estate assets ..            3,268             2,554
Depreciation and amortization of real estate assets of
   partnerships ......................................            1,162               843
                                                                -------           -------
Funds from operations ................................          $ 1,561           $ 1,940
                                                                =======           =======


Tarragon considers FFO to be an appropriate measure of the performance of a real estate company. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), equals net income (loss), computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. The amortization of deferred financing costs is not added back to net income (loss) in our calculation, consistent with our historical method of calculating

FFO. In October 1999, NAREIT clarified the definition of FFO. According to this clarification, nonrecurring items that are not defined as extraordinary under GAAP will be included in FFO. Extraordinary items and gains and losses from sales of depreciable operating property will continue to be excluded from FFO. The clarification of FFO was effective January 1, 2000. We have reported FFO using the clarification beginning in the first quarter of 2000. We believe that FFO is useful to investors as a measure of the performance of a real estate company because, along with cash flows from operating activities, investing activities, and financing activities, it provides investors an understanding of our ability to incur and service debt and to make capital expenditures. We also believe that a clear understanding of our operating results is best gained by examining FFO along with net income (loss) as shown in the Consolidated Financial Statements and Notes. FFO does not represent cash generated from operating activities in accordance with GAAP, and is not an alternative to net income as an indication of our operating performance or to cash flow as a measure of liquidity, nor is it necessarily indicative of cash available to fund cash needs and cash dividends. Our calculation of FFO may be different from the methods used by other companies and, therefore, may not be comparable to other companies.

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

Tax Matters

Until November 30, 1999, we elected and, in our opinion, qualified to be taxed as a Real Estate Investment Trust, as that term is defined in Sections 856 through 860 of the Internal Revenue Code of 1986. A REIT is required to distribute at least 95% of its REIT taxable income, plus 95% of its net income from foreclosure property, as defined in Section 857 of the Internal Revenue Code of 1986, on an annual basis to stockholders. We have terminated our status as a REIT effective as of December 1, 1999, the beginning of our 2000 tax year, but we do not expect this to impact our current policy of paying annual dividends to common stockholders in an amount not greater than 50% of funds from operations.

Risks Associated with Forward-Looking Statements Included in this Form 10-Q

In addition to historical information, this Form 10-Q contains forward-looking statements. Forward-looking statements are expressions of our current beliefs and expectations, based on information currently available to us, estimates and projections about our industry, and certain assumptions made by our management. These statements are not historical facts. We use words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions to identify our forward-looking statements.

Because we are unable to control or predict many of the factors that will determine our future performance and financial results, including future economic, competitive, and market conditions, our forward-looking statements are not guarantees of future performance. They are subject to risks, uncertainties, and errors in assumptions that could cause our actual results to differ materially from those reflected in our forward-looking statements. We believe that the assumptions underlying our forward-looking statements are reasonable. However, you should not place undue reliance on these forward-looking statements. They only reflect our view and expectations as of the date of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statement in light of new information, future events, or otherwise.

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

At March 31, 2000, Tarragon had approximately $150 million of variable rate debt. The primary base rate is the 30-day LIBOR. Using this balance of debt, if LIBOR or any other indexes on which the rates are based increased by 100 basis points (1%), our pre-tax earnings and cash flows would decrease by approximately $1.5 million. On the other hand, if interest rates decreased by 100 basis points, our pre-tax earnings and cash flows would increase by approximately $1.5 million.

At March 31, 2000, unconsolidated partnerships had approximately $75.8 million of variable rate debt. A 100 basis point increase in the index on which the rates are based would reduce our pre-tax earnings by approximately $641,000 (based on our interests in the partnerships). A 100 basis point decrease in the index on which the rates are based would increase our pre-tax earnings by approximately $641,000. Assuming these partnerships distribute all of their available cash to the partners, our cash flow would be changed by these same amounts.

Tarragon has entered into reverse repurchase agreements with an investment bank for three mortgage-backed securities (or MBSs) secured separately by mortgages on three of our properties. If market interest rates increase, the value of the MBSs generally decreases, which would require us to deposit more funds with the investment bank (assuming no change in margin requirements). Decreases in market interest rates generally increase the value of the MBSs and allow the release to us of margin funds held by the investment bank (again assuming no change in margin requirements). The repurchase price of the MBSs bears interest at a variable rate based on LIBOR. An increase in interest rates of 100 basis points would result in a decrease of $204,000 in our pre-tax earnings and a decrease of $1.2 million in our cash flow. A 100 basis point decrease in interest rates would result in an increase of $205,000 in our pre-tax earnings and an increase of $1.1 million in our cash flow.

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

                                  TARRAGON REALTY INVESTORS, INC.


Date:  May 12, 2000               By: /s/ William S. Friedman
     --------------                   ----------------------------------------
                                      William S. Friedman
                                      President, Chief Executive
                                      Officer, and Director





Date:  May 12, 2000               By: /s/ Erin D. Davis
     --------------                   ----------------------------------------
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