Form 10-Q
period 2000-06-30
TARRAGON REALTY INVESTORS INC
filed 2000-08-14
CIK 1038217

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2000
                                                 -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to ______________

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


                  1775 Broadway, 23rd Floor, New York, NY 10019
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (212) 949-5000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Common Stock, $.01 per value                                 6,989,926
----------------------------                      ------------------------------
          (Class)                                 (Outstanding at July 31, 2000)

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements for the period ended June 30, 2000, have not been audited by independent certified public accountants, but, in our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of consolidated financial position, consolidated results of operations, and consolidated cash flows at the dates and for the periods indicated have been included.

                         TARRAGON REALTY INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                    June 30,     December 31,
                                                                   ----------    ------------
                             Assets                                   2000           1999
                                                                   ----------    ------------
Real estate held for sale (net of accumulated depreciation of
  $24,721 in 2000 and $25,282 in 1999) .......................     $ 103,448      $  52,885
Less - allowance for estimated losses ........................        (1,156)        (1,156)
                                                                   ---------      ---------
                                                                     102,292         51,729
Real estate held for investment (net of accumulated
  depreciation of $43,243 in 2000 and $36,143 in 1999) .......       352,391        253,595
Investments in and advances to partnerships ..................        30,513         48,834
Cash and cash equivalents ....................................         1,605          3,951
Restricted cash ..............................................         8,085          6,538
Other assets, net ............................................        16,365         14,418
                                                                   ---------      ---------
                                                                   $ 511,251      $ 379,065
                                                                   =========      =========
              Liabilities and Stockholders' Equity

Liabilities
Notes, debentures, and interest payable (including $6,349
  in 2000 and $5,108 in 1999 due to affiliates) ..............     $ 427,435      $ 287,767
Other liabilities ............................................        15,389         18,305
                                                                   ---------      ---------
                                                                     442,824        306,072
Commitments and contingencies.................................
Minority interest ............................................         5,162             --
Stockholders' equity
Common stock, $.01 par value; authorized shares, 20,000,000;
  shares outstanding, 7,013,127 in 2000 and 7,993,999 in 1999
  (after deducting 3,294,742 shares in 2000 and 2,891,713
  shares in 1999 held in treasury) ...........................            70             80
Special stock, $.01 par value; authorized shares,
  7,500,000;  shares outstanding, none .......................            --             --
Preferred stock, $.01 par value; authorized shares, 2,500,000;
  shares outstanding, 595,726 in 2000; liquidation preference,
  $7,149 or $12  per share ...................................             6             --
Paid-in capital ..............................................       295,578        299,528
Accumulated dividends in excess of accumulated earnings ......      (232,276)      (226,575)
Accumulated other comprehensive income (loss) ................          (113)           (40)
                                                                   ---------      ---------
                                                                      63,265         72,993
                                                                   ---------      ---------
                                                                   $ 511,251      $ 379,065
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

                         TARRAGON REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                             For the Three Months        For the Six Months
                                               Ended June 30,              Ended June 30,
                                           ----------------------      ----------------------
                                             2000          1999          2000          1999
                                           --------      --------      --------      --------
Revenue
  Rentals ............................     $ 22,371      $ 18,156      $ 43,092      $ 36,379
  Interest ...........................           50           391           147           428
  Management fees ....................           99           135           198           254
  Equity in income
     (loss) of partnerships ..........          320            26          (239)         (481)
                                           --------      --------      --------      --------
                                             22,840        18,708        43,198        36,580
Expenses
  Property operations ................       11,108         8,962        21,632        18,148
  Interest (including $97 in the three
     month period and $156 in the six
     month period ended June 30,
     2000, to affiliates) ............        7,820         5,373        14,686        10,516
  Depreciation .......................        3,710         2,832         6,850         5,326
  Amortization of goodwill ...........          127           124           254           248
  General and administrative
     Corporate .......................        1,338         1,393         2,849         2,721
     Property ........................          976           805         1,991         1,859
                                           --------      --------      --------      --------
                                             25,079        19,489        48,262        38,818
                                           --------      --------      --------      --------
(Loss) before minority interest in
  income of consolidated partnership,
  gain on sale of real estate, gain on
  sale of investments, gain on
  insurance settlement, litigation
  settlement, and extraordinary items        (2,239)         (781)       (5,064)       (2,238)
Minority interest in income of
  consolidated partnership ...........          (98)           --          (162)           --
Gain on sale of real estate ..........          281         3,923           378         4,261
Gain on sale of investments ..........           26            --            46            --
Gain  on  insurance  settlement ......           --           231            --           231
Litigation settlement ................           --          (350)           --          (350)
                                           --------      --------      --------      --------

Income (loss) from continuing
  operations .........................       (2,030)        3,023        (4,802)        1,904
Extraordinary items ..................         (826)         (244)         (839)         (248)
                                           --------      --------      --------      --------
Net income (loss) ....................       (2,856)        2,779        (5,641)        1,656
Dividends on cumulative
  preferred stock ....................          (60)           --           (60)           --
                                           --------      --------      --------      --------
Net income (loss) available to
  common stockholders ................     $ (2,916)     $  2,779      $ (5,701)     $  1,656
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

                         TARRAGON REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                  For the Three Months                 For the Six Months
                                                     Ended June 30,                      Ended June 30,
                                           --------------------------------      --------------------------------
                                                2000               1999              2000                1999
                                           -------------      -------------      -------------      -------------
Other comprehensive income (loss):
Net income (loss) ....................     $      (2,856)    $        2,779      $      (5,641)     $       1,656
  Unrealized net gains (losses) on
     marketable equity securities ....               (10)                 8                (27)                11
  Realized gains on marketable
     equity securities ...............               (26)                --                (46)                --
                                           -------------      -------------      -------------      -------------
Net income (loss) recognized in other
  comprehensive income (loss) ........               (36)                 8                (73)                11
                                           -------------      -------------      -------------      -------------
Comprehensive income (loss) ..........     $      (2,892)     $       2,787      $      (5,714)     $       1,667
                                           =============      =============      =============      =============

Earnings per common share
Income (loss) from continuing operations
  available to common stockholders ...     $        (.28)     $         .37      $        (.62)     $         .23
Extraordinary items ..................              (.11)              (.03)              (.11)              (.03)
                                           -------------      -------------      -------------      -------------
Net income (loss) available to
  common stockholders ................     $        (.39)     $         .34      $        (.73)     $         .20
                                           =============      =============      =============      =============

Weighted average shares of
  common stock used in computing
  earnings per common share ..........         7,539,249          8,287,186          7,756,514          8,353,594
                                           =============      =============      =============      =============

Earnings per common share -
  assuming dilution
Income (loss) from continuing operations
  available to common stockholders ...     $        (.28)     $         .36      $        (.62)     $         .23
Extraordinary items ..................              (.11)              (.03)              (.11)              (.03)
                                           -------------      -------------      -------------      -------------
Net income (loss) available to
  common stockholders ................     $        (.39)     $         .33      $        (.73)     $         .20
                                           =============      =============      =============      =============

Weighted average shares of common
  stock used in computing earnings per
  common share - assuming dilution ...         7,539,249          8,394,791          7,756,514          8,462,781
                                           =============      =============      =============      =============


              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                         TARRAGON REALTY INVESTORS, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)



                                     Preferred Stock          Common Stock
                                     ---------------          ------------
                                  Shares       Amount      Shares       Amount
                                ----------   ----------  ----------   ----------
Balance, December 31, 1999 ...          --   $       --   7,993,999   $       80

Exchange of preferred stock
  for common stock ...........     596,836            6    (596,836)          (6)

Repurchase of shares
  of common stock ............          --           --    (403,029)          (4)

Retirement of preferred
  stock ......................      (1,110)          --          --           --

Stock options exercised ......          --           --      18,993           --

Dividends on cumulative
  preferred stock ............          --           --          --           --

Net (loss) recognized in
  other comprehensive
  income (loss) ..............          --           --          --           --

Net (loss) ...................          --           --          --           --
                                ----------   ----------  ----------   ----------

Balance, June 30, 2000 .......     595,726   $        6   7,013,127   $       70
                                ==========   ==========  ==========   ==========


                                              Accumulated
                                               Dividends     Accumulated
                                              in Excess of      Other
                                 Paid-in      Accumulated   Comprehensive  Stockholders'
                                 Capital       Earnings     Income (Loss)     Equity
                                ----------   ------------   -------------  -------------
Balance, December 31, 1999 ...  $  299,528     $ (226,575)   $      (40)    $   72,993

Exchange of preferred stock
  for common stock ...........          --             --            --             --

Repurchase of shares
  of common stock ............      (4,079)            --            --         (4,083)

Retirement of preferred
  stock ......................         (11)            --            --            (11)

Stock options exercised ......         140             --            --            140

Dividends on cumulative
  preferred stock ............           --           (60)           --            (60)

Net (loss) recognized in
  other comprehensive
  income (loss) ..............          --             --           (73)           (73)

Net (loss) ...................          --         (5,641)           --         (5,641)
                                ----------     ----------    ----------     ----------

Balance, June 30, 2000 .......  $  295,578     $ (232,276)   $     (113)    $   63,265
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

                         TARRAGON REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                   For the Six Months
                                                                     Ended June 30,
                                                                 ----------------------
                                                                   2000          1999
                                                                 --------      --------
Cash Flows from Operating Activities
  Rentals collected ........................................     $ 43,594      $ 36,744
  Interest collected .......................................          110            70
  Interest paid (including $59 to affiliates in 2000) ......      (14,240)       (9,580)
  Payments for property operations .........................      (23,422)      (18,252)
  General and administrative expenses paid
     Corporate .............................................       (2,711)       (3,049)
     Property ..............................................       (2,034)       (1,914)
  Deferred borrowing costs paid ............................       (1,704)         (528)
                                                                 --------      --------
     Net cash provided by (used in) operating activities ...         (407)        3,491

Cash Flows from Investing Activities
  Acquisition of real estate ...............................         (725)       (1,674)
  Proceeds from the sale of real estate ....................        4,823         6,489
  Real estate improvements .................................      (24,758)       (5,119)
  Earnest money deposits paid, net .........................       (1,056)         (337)
  Note receivable collections ..............................           25            76
  Proceeds from sale of marketable equity securities .......          385            --
  Net contributions and advances to partnerships ...........       (3,254)       (5,966)
                                                                 --------      --------
     Net cash (used in) investing activities ...............      (24,560)       (6,531)

Cash Flows from Financing Activities
  Proceeds from borrowings .................................       78,773        23,143
  Payments of mortgage notes payable .......................      (52,416)      (11,697)
  Advances (repayment of advances) from affiliates, net ....        1,144        (1,518)
  Margin account repayments, net .........................           (422)       (1,101)
  Replacement escrow receipts (deposits),  net .............          190           (13)
  Distribution from partnerships' financing activities .....          381         1,771
  Repurchase of shares of common stock .....................       (4,083)       (3,585)
  Retirement of preferred stock ............................          (11)           --
  Proceeds from the exercise of stock options ..............          140            64
  Dividends to common stockholders .........................       (1,075)       (1,640)
                                                                 --------      --------
     Net cash provided by financing activities .............       22,621         5,424
                                                                 --------      --------

Net increase (decrease) in cash and cash equivalents .......       (2,346)        2,384

Cash and cash equivalents, beginning of period .............        3,951         2,442
                                                                 --------      --------

Cash and cash equivalents, end of period ...................     $  1,605      $  4,826
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

                         TARRAGON REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in thousands)
                                   (Unaudited)


                                                                             For the Six Months
                                                                               Ended June 30,
                                                                         ------------------------
                                                                            2000           1999
                                                                         ---------      ---------
Reconciliation of net income (loss) to net cash provided by
  (used in) operating activities:
    Net income (loss) ..............................................     $  (5,641)     $   1,656
    Write-off of deferred borrowing costs in connection with
       refinancings ................................................           337             14
    Litigation settlement ..........................................            --            350
    Gain on insurance settlement ...................................            --           (231)
    Gain on sale of investments ....................................           (46)            --
    Gain on sale of real estate ....................................          (378)        (4,261)
    Minority interest in income of consolidated partnership ........           162             --
    Depreciation and amortization ..................................         8,462          6,573
    Equity in loss of partnerships .................................           239            481
    Interest on advances to partnerships ...........................           (37)          (347)
    Noncash compensation related to stock options exercised ........            --             37
    Changes in other assets and liabilities, net of effects of noncash investing and financing activities:
       (Increase) decrease in interest receivable ..................            (1)             1
       (Increase) in other assets ..................................        (3,207)        (1,051)
       Increase (decrease) in other liabilities ....................          (219)           111
       Increase (decrease) in interest payable .....................           (78)           158
                                                                         ---------      ---------
Net cash provided by (used in) operating activities ................     $    (407)     $   3,491
                                                                         =========      =========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Changes in assets and liabilities in connection with the
  purchase of real estate:
    Real estate ....................................................     $ 140,876      $   9,493
    Restricted cash ................................................           609             --
    Investments in and advances to partnerships ....................       (21,089)            --
    Other assets ...................................................         1,295            302
    Notes and interest payable .....................................      (114,742)        (7,973)
    Other liabilities ..............................................        (1,224)          (148)
    Minority interest ..............................................        (5,000)            --
                                                                         ---------      ---------
       Cash paid ...................................................     $     725      $   1,674
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

                         TARRAGON REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                       For the Six Months
                                                                                         Ended June 30,
                                                                                     ----------------------
                                                                                       2000          1999
                                                                                     --------      --------
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES (Continued):

Assets disposed of and liabilities released in connection
  with the sale of real estate:
     Real estate ...............................................................     $  6,984      $ 10,524
     Other assets ..............................................................           (8)          200
     Notes and interest payable ................................................       (2,497)       (8,186)
     Other liabilities .........................................................          (34)         (303)
     Gain on sale ..............................................................          378         4,261
     Extraordinary loss on early extinguishment of debt ........................           --            (7)
                                                                                     --------      --------
        Cash received ..........................................................     $  4,823      $  6,489
                                                                                     ========      ========


              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE 1. BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six month period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 1999. Dollar amounts in tables are in thousands. Certain 1999 balances have been reclassified to conform to the 2000 presentation.

NOTE 2. REAL ESTATE

In January 2000, we sold three of the four buildings (representing approximately two-thirds of the net carrying value) of Rancho Sorrento Office Park for $6.5 million, receiving $3.8 million of net cash proceeds after the payoff of the mortgage and other closing costs. We recognized a $38,000 gain in connection with this transaction.

In February 2000, we sold a portion of our property in Charlotte, North Carolina, remaining after the May 1999 sale of the K-Mart building. We gave the buyer a $140,000 mortgage and received the balance of the $175,000 sale price in cash. We recognized a gain of $59,000 on the sale. In May 2000, we sold an additional portion of this property for $1.1 million. After closing costs, we received net cash of $1 million and recognized a gain of $281,000.

Also in February 2000, we purchased our partner's interest in National Omni Associates, L.P., for $875,000. The operations of 5600 Collins Avenue, the partnership's sole property, are now consolidated. We began the condominium conversion of this property during 1999, and it is classified as held for sale in the accompanying June 30, 2000, Consolidated Balance Sheet. As of July 31, 2000, we had entered into contracts and reservations for the sale of over 60% of the units at this project.

Additionally, in February 2000, Tarragon acquired the interests of Robert C. Rohdie and his affiliates in ten apartment communities recently completed or currently under construction, as well as in all joint venture development projects still in the planning stages, for a total value of up to $10 million. Mr. Rohdie, Tarragon's joint venture partner in the development of these projects, contributed his equity interests to an operating partnership formed by Tarragon in exchange for a preferred interest in the operating partnership which gives him a guaranteed fixed return of $200,000 for the first two years, increasing by $40,000 per year for the next five years, plus an annual amount equal to the dividends payable on 98,160 shares of Tarragon common stock.

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

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)


NOTE 2. REAL ESTATE (Continued)

Mr. Rohdie's preferred interest in the operating partnership has been initially valued at $5 million (based on the value of five of the ten properties that have been completed). Once the remaining five properties are completed and leased up, Mr. Rohdie will receive an additional preferred interest in the operating partnership to be valued at up to $5 million. Mr. Rohdie's interest in the operating partnership is presented as a minority interest in the accompanying June 30, 2000, Consolidated Balance Sheet.

This transaction was recorded using the purchase method of accounting. The value of Mr. Rohdie's preferred interest in the operating partnership was allocated to the completed assets of the operating partnership based on relative fair values. The guaranteed fixed return payable to Mr. Rohdie has been recorded based on an annual effective yield of 8.67% and is presented as minority interest in income of consolidated partnership in the accompanying Consolidated Statements of Operations for the three and six month periods ended June 30, 2000.

In connection with this transaction, Tarragon formed a new development subsidiary to expand our real estate development and renovation program. Mr. Rohdie joined Tarragon as President and Chief Executive Officer of Tarragon Development Corporation and as a member of our Board of Directors effective February 7, 2000.

During the second quarter of 2000, we began construction of a 199 unit luxury apartment community in Ocoee, Florida. Total development costs are projected to be $16.6 million, and we closed a $14 million construction loan in June 2000.

In June 2000, we reclassified seven apartment properties with an aggregate 882 units and an aggregate net carrying value of $16.2 million to real estate held for sale. These properties are currently under contract to sell to third party purchasers. We will cease depreciating these properties in July 2000. Because the estimated fair values of these properties less their estimated selling costs exceed their respective net carrying values, no losses were recognized upon their reclassification to held for sale.

NOTE 3. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

Investments in and advances to partnerships, accounted for using the equity method, consisted of the following at June 30, 2000:

801 Pennsylvania Avenue ................     $    29
Ansonia Apartments, L.P. ...............      20,901
Antelope Pines Estates, L.P. ...........         509
Calistoga Ranch Owners, L.L.C ..........         400
Larchmont Associates, L.P. .............       1,945
Merritt 8 Acquisitions, L.L.C ..........       2,384
Merritt Stratford, L.L.C ...............         516
Sacramento Nine ........................       1,021
Stone Creek Associates I, L.L.C ........       1,650
Woodcreek Garden Apartments, L.P. ......       1,158
                                             -------
                                             $30,513
                                             =======

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

In June 2000, Ansonia refinanced Lakeview Apartments with a new $2.9 million mortgage. After the payoff of the prior mortgage and closing costs, Ansonia received net cash proceeds of $381,000, all of which was distributed to Tarragon. In July 2000, Ansonia refinanced two of its apartment communities, Parkview and Sagamore Hills, with new mortgages totaling $14.3 million. After the payoff of the prior mortgages and paying closing costs, Ansonia received net cash proceeds of $2.6 million. Ansonia used $700,000 to pay down the mortgage secured by one of its other properties, Nutmeg Woods, and distributed the remaining $1.9 million to Tarragon. Tarragon used $1 million of this amount to pay down the $2 million bridge loan obtained in May 2000.

Below are summarized financial data for Ansonia and other partnerships still owned as of and for the six months ended June 30, 2000, and summarized operating data of the partnerships in which we acquired Mr. Rohdie's interests in 2000 for the period prior to their acquisition (unaudited):

June 30, 2000
                                                                     Acquired          All
                                        Ansonia         Other      Partnerships    Partnerships
                                       ---------      ---------    ------------    ------------
Real estate                            $  98,803      $  91,630      $      --      $ 190,433
Accumulated depreciation                  (3,827)        (4,060)            --         (7,887)
Other assets, net                          3,528          4,132             --          7,660
Notes and interest payable               (75,196)       (67,039)            --       (142,235)
Other liabilities                         (6,502)        (4,362)            --        (10,864)
                                       ---------      ---------      ---------      ---------
Partners' capital                      $  16,806      $  20,301      $      --      $  37,107
                                       =========      =========      =========      =========

Our proportionate share of capital     $  16,806      $   5,671      $      --      $  22,477
Advances                                   4,095          3,941             --          8,036
                                       ---------      ---------      ---------      ---------
Investments in and advances to
    partnerships                       $  20,901      $   9,612      $      --      $  30,513
                                       =========      =========      =========      =========

Six months ended June 30, 2000

Rental revenue                         $   8,854      $   7,263      $   1,288      $  17,405
Property operating expenses               (4,721)        (3,147)          (593)        (8,461)
Interest expense                          (3,251)        (2,232)          (772)        (6,255)
Depreciation expense                      (1,284)        (1,088)          (291)        (2,663)
                                       ---------      ---------      ---------      ---------
Net income (loss)                      $    (402)     $     796      $    (368)     $      26
                                       =========      =========      =========      =========
Equity in income (loss) of
    partnerships                       $    (402)     $     421      $    (258)     $    (239)
                                       =========      =========      =========      =========

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)


NOTE 4. INVESTMENTS IN MARKETABLE EQUITY SECURITIES

Investments in marketable equity securities consist of securities of unaffiliated real estate companies and are available for sale. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the investments with a cost basis of $210,000 as of June 30, 2000, are carried at fair value of $97,000 as of June 30, 2000, and are included in "Other assets" in the accompanying Consolidated Balance Sheets. Unrealized holding gains and losses are included in other comprehensive income (loss).

Unrealized holding gains and losses, securities sold, and realized gains on the sale of marketable equity securities were as follows (dollars in thousands):

                                                                         Three Months           Six Months
                                                                        Ended June 30,        Ended June 30,
                                                                        --------------        --------------
                                                                            2000                    2000
                                                                        --------------        --------------
Unrealized holding gains ........................................         $  10                   $  10
Unrealized holding losses .......................................           (20)                    (37)
Marketable equity securities sold ...............................           183                     385
Cost basis of marketable equity securities sold .................           157                     339
Realized gains on the sale of marketable equity securities ......            26                      46

NOTE 5. NOTES, DEBENTURES, AND INTEREST PAYABLE

In February 2000, the mortgage secured by liens on both the retail and office portions of Emerson Center was modified and extended. The mortgage was increased from $6.9 million to $7.9 million, and maturity date was extended to February 2003. At closing of this transaction, Tarragon received net cash proceeds of $900,000 after closing costs.

In March 2000, we obtained a $4 million bridge loan that bears interest at prime plus 1% and matures in October 2000. The loan is secured by assignment of certain stock and partnership interests. In June 2000, we repaid $2.3 million of this loan with proceeds from mortgage refinancing. We repaid the remaining balance of the loan in August 2000 with proceeds from mortgage refinancing.

In May 2000, we obtained a $2 million bridge loan secured by 300,000 shares of Tarragon common stock. $500,000 of this loan was repaid in June 2000, and the remaining balance was repaid in July and August 2000 with proceeds received from mortgage refinancing.

In June 2000, we obtained a $31 million revolving loan secured by a mortgage on 5600 Collins. Net proceeds from this loan will be used to finance the improvements to this property in connection with the condominium conversion. At closing, $28 million of this loan was funded, and, after the payoff of the existing mortgages totaling $26.1 million, establishing required escrows, and paying closing costs, we received net cash proceeds of $1.2 million. The remaining $3 million of this loan represents an interest reserve and renovation loan funds and will be advanced as needed in the future.

During the first half of 2000, we obtained permanent mortgage financing totaling $26.7 million on five properties. After the payoff of the existing mortgages and paydowns on the bridge loans discussed above totaling $22.8 million, establishing required escrows, and paying closing costs, we received net cash proceeds of $3.1 million.

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)


NOTE 5. NOTES, DEBENTURES, AND INTEREST PAYABLE (Continued)

During the first six months of 2000, we received net advances from affiliates of William S. Friedman, our President and Chief Executive Officer and a member of our Board of Directors, totaling $1.1 million pursuant to a two year line of credit arrangement. Advances under the line of credit, totaling $6.3 million as of June 30, 2000, bear interest at LIBOR plus 1% per annum and are payable in January 2001.

Extraordinary items presented in the Consolidated Statements of Operations for the three and six month periods ended June 30, 2000, represent prepayment penalties and the write-off of deferred borrowing costs in connection with certain mortgage refinancings.

NOTE 6. EARNINGS PER COMMON SHARE

Earnings per common share have been computed based on the weighted average number of shares of common stock outstanding for the three and six month periods ended June 30, 2000 and 1999. Following is a reconciliation of the weighted average shares of common stock outstanding used in the computation of earnings per common share and earnings per common share - assuming dilution. The effect of stock options on weighted average shares of common stock outstanding - assuming dilution for the three and six month periods ended June 30, 2000, is not reflected because their effect is anti-dilutive due to net losses in both periods. The effect of outstanding stock options with exercise prices exceeding the average market price of our common stock during the three and six month periods ended June 30, 2000 and 1999, is not reflected because their effect is anti-dilutive.

                                               For the Three Months        For the Six Months
                                                  Ended June 30,             Ended June 30,
                                             -----------------------     -----------------------
                                                2000          1999         2000           1999
                                             ---------     ---------     ---------     ---------
Weighted average shares of
  common stock outstanding .............     7,539,249     8,287,186     7,756,514     8,353,594

Stock options ..........................            --       107,605            --       109,187
                                             ---------     ---------     ---------     ---------

Weighted average shares of
  common stock outstanding -
  assuming dilution ....................     7,539,249     8,394,791     7,756,514     8,462,781
                                             =========     =========     =========     =========

NOTE 7. PREFERRED STOCK EXCHANGE OFFER

On May 30, 2000, Tarragon offered to exchange one share of 10% Cumulative Preferred Stock for each share of common stock held by its stockholders, up to a maximum of 2,000,000 shares. The class of 10% Cumulative Preferred Stock is designated to consist of 2,500,000 shares. The number of shares validly tendered and accepted for exchange was 596,836. 1,903,164 shares are available for future distribution in connection with the acquisition of assets, or for other uses, at the discretion of our Board of Directors. On May 31, 2000, after Tarragon issued 596,836 shares of the 10% Cumulative Preferred Stock pursuant to the exchange offer, there were 7,056,751 shares of common stock outstanding.

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)


NOTE 7. PREFERRED STOCK EXCHANGE OFFER (Continued)

The 10% Cumulative Preferred Stock pays a fixed dividend of $1.20 per year and has a liquidation value of $12 per share. It is a class of equity and is junior in ranking in right of payment to our outstanding indebtedness but is senior to common stock. It ranks on a parity as to dividends and liquidation with all other shares of special or preferred stock which we might issue. Shares of 10% Cumulative Preferred Stock may be redeemed at Tarragon's option at any time after June 30, 2003, at the liquidation value plus a premium of $0.50 per share reducing by $0.10 per share each year thereafter. No mandatory redemption or "sinking fund" is required. The 10% Cumulative Preferred Stock has only the voting rights specifically required by law under the Nevada General Corporation Law, and is not convertible into any other securities of Tarragon.

Beginning September 15, 2000, dividends on the 10% Cumulative Preferred Stock are payable quarterly on the 15th day of March, June, September, and December of each year on a cumulative basis.

NOTE 8. INCOME TAXES

In February 2000, we filed a revocation of REIT election with the Internal Revenue Service, terminating our status as a REIT effective December 1, 1999 (the beginning of the 2000 tax year). The results of our operations are now subject to income taxes. No current or deferred income tax expense has been recognized for the three and six month periods ended June 30, 2000, resulting from the change in tax status due to the application of net operating loss carryforwards.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Tarragon is a party to various claims and routine litigation arising in the ordinary course of business. We do not believe that the results of such claims and litigation, individually or in the aggregate, will have a material adverse affect on our business, financial position, or results of operations.

NOTE 10. SUBSEQUENT EVENTS

In July 2000, we closed a $24 million mortgage secured by Devonshire Apartments. After the existing loan was paid off, the remaining balance of the $2 million bridge loan was paid off, establishing required escrows, and paying closing costs, we received net cash proceeds of $3.8 million.

In August 2000, we obtained a $4.9 million mortgage secured by Creekwood North Apartments. The proceeds of the loan were used to repay the existing mortgage secured by the property, establish required escrows, pay closing costs, and pay off the remaining balance of the $4 million bridge loan obtained in March 2000.

Also in August 2000, we obtained a $4.6 million mortgage secured by Courtyard at the Park Apartments. We received net cash proceeds of $294,000 at closing after the existing mortgage was paid off, required escrows were funded, and closing costs were paid.

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

Net cash from property operations (rentals collected less payments for property operations) provided $20.2 million in the first half of 2000, up 9% over the corresponding period in 1999 primarily due to the addition of ten properties to the portfolio in connection with the acquisition of partnership interests.

In the first half of 2000, net proceeds from borrowings generated $28 million from the refinancing of mortgages on directly owned properties, construction loan fundings, and net borrowings under line of credit facilities. Of the net borrowings under line of credit facilities, we received advances of $1.1 million from affiliates of William S. Friedman, President, Chief Executive Officer, and a Director of Tarragon.

Principal payments on notes payable collateralized by real estate or marketable securities totaling $28 million come due during the remainder of 2000, including $27 million of balloon payments. We intend to either pay off the loans or extend the due dates while seeking to obtain long term refinancing. We estimate that refinancing of directly owned properties will generate $15 million in net cash proceeds during the remainder of 2000. We believe we can arrange new financing as needed but cannot assure that we will be successful in our efforts or that the timing of new financing will coincide with the due dates of maturing loans.

In the first half of 2000, net cash proceeds from the sale of real estate totaled $4.8 million. We sold portions of two properties with an aggregate net carrying amount of $7 million and paid off a mortgage of $2.5 million. We estimate proceeds from the sale of real estate (excluding the 5600 Collins condominium units discussed below) will provide an additional $10 million during the second half of 2000.

In the first half of 2000, we paid interest on notes and debentures payable of $14.2 million, up 49% over the corresponding period in 1999 predominantly due to the addition of ten properties to the portfolio in connection with the acquisition of partnership interests in February 2000 and to the increase in mortgage debt related to refinancings and other borrowings.

Beginning in 1997, Tarragon and Robert C. Rohdie formed nine partnerships to build and own luxury apartment communities in Florida, Georgia, and Alabama. Tarragon's aggregate contributions and advances through January 2000 of $18.5 million, $370,000 of which were made in 2000, provided substantially all of the development costs not covered by construction loans. In February 2000, Tarragon effectively acquired Mr. Rohdie's interests in these partnerships. The properties owned by these partnerships were contributed to a new operating partnership that Tarragon controls, and Mr. Rohdie received a preferred interest in this partnership valued at up to $10 million. These properties have been consolidated since February 2000.

In 1997, Tarragon formed National Omni Associates, L.P., which purchased 5600 Collins Avenue, a 289-unit high rise apartment building in Miami Beach, Florida, for $32 million in February 1998. In 1999, we implemented a condominium conversion program for this property. We have begun to offer the condominium units for sale and have accepted contracts and non-binding reservations for the sale of more than 60% of the units. Based on such contracts and reservations, we expect to receive more than $10 million in net cash proceeds from sales in 2000. We invested $7.6 million ($380,000 January 2000) in this partnership. In February 2000, we bought out our partner in National Omni for $875,000, and this property has been consolidated since February 2000.

In the first half of 2000, Tarragon made capital improvements to its directly owned real estate of $24.8 million, $17.7 million of which was spent on construction at four development properties and $2.6 million of which was spent on the condominium conversion of 5600 Collins Avenue. We expect to spend approximately $15 million on construction of five apartment communities in various stages of development during the remainder of 2000, of which $13 million will be funded by construction loans. We plan to spend $8 million during the remainder of 2000 on improvements to 5600 Collins Avenue, all of which will be funded by a new mortgage loan. We plan to invest approximately $5.5 million in capital improvements to our directly owned operating properties during the remainder of 2000.

We expect to spend $10 million in 2000 for the acquisition of real estate.

In 1997, Tarragon formed Ansonia Apartments, L.P., with Richard Frary, Joel Mael, Robert Rothenberg, and Saul Spitz. Since then, Ansonia has purchased 16 apartment properties with an aggregate 2,580 units and a 160,000 square foot historic mill for conversion to residential lofts, all located in Connecticut. The cash required to purchase the properties was provided by Tarragon in the form of capital contributions that earn a preferred return and have priority over distributions to the partners. We have also made interest-bearing advances to Ansonia for major renovations to four of its properties. Our contributions and advances to date total $19.4 million, $927,000 of which was made during the first half of 2000. We received $2.3 million from Ansonia during June and July 2000 from the refinancing of three of its properties. We expect to receive $2 million in excess of Ansonia's likely cash needs during the remainder of 2000 from the refinancing of five of its properties.

During the first half of 2000, Tarragon advanced funds totaling almost $2 million to two new partnerships, one of which purchased an operating apartment complex in Sacramento, California, and one of which purchased land for office development in Stratford, Connecticut, adjacent to our Merritt 8 Office Park.

The Board of Directors has authorized a stock repurchase program. We will continue to repurchase shares of our common stock as long as we believe the fair market value of our net assets per share is substantially greater than the market price of our stock. During the first half of 2000, Tarragon repurchased 403,029 shares of its common stock in open market transactions at a cost of $4.1 million. As of June 30, 2000, there were 651,774 shares authorized for repurchase, and we plan to spend $1 million during the remainder of 2000 on share repurchases.

Results of Operations

The significant components of the decreases in net operating results between the three and six month periods ended June 30, 1999 and 2000, are discussed in the following paragraphs.

The properties acquired directly in 1999 and 2000 reduced net operating results $500,000 and $800,000 for the three and six month periods ended
June 30, 2000, compared to the corresponding periods in 1999. These amounts are comprised of increases in net rental income of $2.5 million and $4.4 million, increases in interest expense of $2.1 million and $3.6 million, and increases in depreciation expense of $900,000 and $1.5 million. Increases in net rental income (rental revenue less property operating expenses) of $2.4 million and $4 million came from multifamily properties acquired in 2000. At June 30, 2000, Tarragon's directly owned multifamily properties accounted for 87% of its real estate and included 11,105 operating apartment units. One commercial property acquired in 1999 contributed $132,000 and $336,000 to the increases in net rental income. At June 30, 2000, Tarragon owned commercial properties with an aggregate 1.8 million square feet.

For properties held in both years, net rental income decreased slightly. Increased rental revenue from increased rental rates at certain properties was offset by increased operating expenses, primarily cleaning and decorating, repairs and maintenance, and replacements.

For properties held in both years, interest expense increased for the three and six month periods by $700,000 and $1.2 million due to long term and interim mortgage financing and advances under line of credit facilities which have increased indebtedness by $22 million since June 30, 1999.

Equity in income (loss) of partnerships increased $294,000 and $242,000 for the three and six month periods. The improvement in earnings primarily resulted from the acquisition of additional interests in nine partnerships in February 2000. The properties of these partnerships are now consolidated. They were accounted for using the equity method during 1999. Most of these properties were in lease-up or under development and reported operating losses in 1999, resulting in increases in net operating results for the three and six month periods of $157,000 and $568,000. Additionally, increases of $140,000 and $165,000 resulted from the acquisition of an interest in Stone Creek Associates, which owns an operating apartment property. For the six month period, a decrease in net operating results of approximately $400,000 relates to Ansonia Apartments, L.P., in which Tarragon holds a 70% noncontrolling interest. Six properties acquired by Ansonia in 1999 and for which operations have not yet stabilized reported losses for the three and six month periods ended June 30, 2000. For the three month period, however, these losses were offset by improved operating results of certain existing properties which are reaching stabilization.

Decreases in interest revenue of $341,000 and $281,000 for the three and six month periods resulted primarily from the acquisition of Mr. Rohdie's interests in ten properties in February 2000. Interest-bearing priority loans to the partnerships that owned these properties were eliminated upon our consolidation of these properties.

During the first six months of 1999, we recognized gains totaling $4.3 million relating to the sale of three properties and portions of two other properties. During the first six months of 2000, we recognized gains totaling $378,000 relating to the sale of portions of two properties.

Also during the first six months of 1999, we recognized a gain on insurance settlement of $231,000 and incurred a $350,000 litigation settlement.

We recognized extraordinary expenses of $248,000 resulting from prepayment penalties and the write-off of deferred financing expenses associated with certain refinancings during the six months ended June 30, 1999, and $839,000 during the six months ended June 30, 2000.

Funds from Operations

Please read the following information along with the Consolidated Financial Statements and Notes included elsewhere in this report and with the discussion above in "Liquidity and Capital Resources" and "Results of Operations."

Funds from operations (or FFO) for the three and six month periods ended June 30, 2000 and 1999, are as follows (unaudited) (dollars in thousands):

                                                  For the Three Months      For the Six Months
                                                      Ended June 30,           Ended June 30,
                                                  --------------------      --------------------
                                                    2000         1999         2000        1999
                                                  -------      -------      -------      -------
Net income (loss) ...........................     $(2,856)     $ 2,779      $(5,641)     $ 1,656
Extraordinary items .........................         826          244          839          248
Litigation settlement .......................          --          350           --          350
Gain on insurance settlement ................          --         (231)          --         (231)
Gain on sale of real estate .................        (281)      (3,923)        (378)      (4,261)
Depreciation and amortization of real
  estate assets..............................       3,897        2,877        7,165        5,431
Depreciation and amortization of
  real estate assets of partnerships ........         773          891        1,935        1,734
                                                  -------      -------      -------      -------
Funds from operations .......................     $ 2,359      $ 2,987      $ 3,920      $ 4,927
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

Environmental Matters

Under federal, state, and local environmental laws, ordinances, and regulations, Tarragon may be liable for removal or remediation costs, as well as other costs (such as fines or injuries to persons and property) where our employees may have arranged for removal, disposal, or treatment of hazardous or toxic substances. In addition, environmental laws impose liability for release of asbestos-containing materials into the air, and third parties can seek recovery from Tarragon for personal injury associated with those materials. We are not aware of any liability relating to these matters that would have a material adverse affect on our business, financial position, or results of operations.

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

At June 30, 2000, Tarragon had approximately $170 million of variable rate debt. The primary base rate is the 30-day LIBOR. Using this balance of debt, if LIBOR or any other indexes on which the rates are based increased by 100 basis points (1%), our pre-tax earnings and cash flows would decrease by approximately $1.7 million. On the other hand, if interest rates decreased by 100 basis points, our pre-tax earnings and cash flows would increase by approximately $1.7 million.

At June 30, 2000, unconsolidated partnerships had approximately $73.4 million of variable rate debt. A 100 basis point increase in the index on which the rates are based would reduce our pre-tax earnings by approximately $617,000 (based on our interests in the partnerships). A 100 basis point decrease in the index on which the rates are based would increase our pre-tax earnings by approximately $617,000. Assuming these partnerships distribute all of their available cash to the partners, our cash flow would be changed by these same amounts.

Tarragon has entered into a reverse repurchase agreement with an investment bank for a mortgage-backed security (or MBS) secured by a mortgage on Heather Hills Apartments. If market interest rates increase, the value of the MBS generally decreases, which would require us to deposit more funds with the investment bank (assuming no change in margin requirements). Decreases in market interest rates generally increase the value of the MBS and allow the release to us of margin funds held by the investment bank (again assuming no change in margin requirements). The repurchase price of the MBS bears interest at a variable rate based on LIBOR. An increase in interest rates of 100 basis points would result in a decrease of $151,000 in our pre-tax earnings and a decrease of $875,000 in our cash flow. A 100 basis point decrease in interest rates would result in an increase of $152,000 in our pre-tax earnings and an increase of $702,000 in our cash flow.


                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          Exhibit 27.0 Financial Data Schedule.

     (b) The following report on Form 8-K was filed during the second quarter covered by this report or with respect to events occurring after the period covered by this report but prior to the filing of this report.

            Date of Event         Date Filed           Items Reported
          -----------------     --------------     --------------------
            May 30, 2000         July 6, 2000      Item 5. Other Events
                                                   Reporting results of
                                                   preferred stock
                                                   exchange offer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TARRAGON REALTY INVESTORS, INC.


Date:  August 14, 2000                 By: /s/ William S. Friedman
     ------------------------------       -------------------------------------
                                           William S. Friedman
                                           President, Chief Executive
                                           Officer, and Director





Date:  August 14, 2000                 By: /s/ Erin D. Davis
     ------------------------------       -------------------------------------
                                           Erin D. Davis
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)

                         TARRAGON REALTY INVESTORS, INC.
                                INDEX TO EXHIBITS


EXHIBIT
NUMBER          DESCRIPTION                             Page
-------         -----------                             ----
 27.0           Financial Data Schedule                  23