Form 10-Q
period 2000-09-30
TARRAGON REALTY INVESTORS INC
filed 2000-11-14
CIK 1038217

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2000
                                               ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                   to
                                -----------------    ----------------

                          Commission File Number 0-8003
                                                 ------

                         TARRAGON REALTY INVESTORS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Nevada                                         94-2432628
---------------------------------------------               ----------------
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
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Common Stock, $.01 par value                             6,899,793
----------------------------                  ---------------------------------
         (Class)                              (Outstanding at November 1, 2000)

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements for the period ended September 30, 2000, have not been audited by independent certified public accountants, but, in our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of consolidated financial position, consolidated results of operations, and consolidated cash flows at the dates and for the periods indicated have been included.

                         TARRAGON REALTY INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                         September 30,    December 31,
                                                                         ------------    ------------
                                                                            2000            1999
                                                                         ------------    ------------
                                     Assets

    Real estate held for sale (net of accumulated depreciation of
      $22,712 in 2000 and $25,282 in 1999) ...........................   $     96,512    $     52,885
    Less - allowance for estimated losses ............................         (1,156)         (1,156)
                                                                         ------------    ------------
                                                                               95,356          51,729
    Real estate held for investment (net of accumulated
      depreciation of $46,938 in 2000 and $36,143 in 1999) ...........        366,682         253,595
    Investments in and advances to partnerships ......................         24,380          48,834
    Cash and cash equivalents ........................................          2,446           3,951
    Restricted cash ..................................................          9,658           6,538
    Other assets, net ................................................         17,724          14,418
                                                                         ------------    ------------
                                                                         $    516,246    $    379,065
                                                                         ============    ============
                      Liabilities and Stockholders' Equity

    Liabilities
    Notes, debentures, and interest payable (including $7,909
      in 2000 and $5,108 in 1999 due to affiliates) ..................   $    416,493    $    287,767
    Other liabilities ................................................         17,904          18,305
                                                                         ------------    ------------
                                                                              434,397         306,072
    Commitments and contingencies ....................................
    Minority interest ................................................          5,179              --
    Stockholders' equity
    Common stock, $.01 par value; authorized shares, 20,000,000;
      shares outstanding, 6,934,218 in 2000 and 7,993,999 in 1999
      (after deducting 3,373,651 shares in 2000 and 2,891,713
      shares in 1999 held in treasury) ...............................             69              80
    Special stock, $.01 par value; authorized shares,
      7,500,000;  shares outstanding, none ...........................             --              --
    Preferred stock, $.01 par value; authorized shares, 2,500,000;
      shares outstanding, 591,134 in 2000; liquidation preference,
      $7,094 or $12  per share .......................................              6              --
    Paid-in capital ..................................................        294,690         299,528
    Accumulated dividends in excess of accumulated earnings ..........       (218,095)       (226,575)
    Accumulated other comprehensive income (loss) ....................             --             (40)
                                                                         ------------    ------------
                                                                               76,670          72,993
                                                                         ------------    ------------
                                                                         $    516,246    $    379,065
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

                         TARRAGON REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                           For the Three Months           For the Nine Months
                                                           Ended September 30,            Ended September 30,
                                                     ----------------------------    ----------------------------
                                                         2000            1999            2000            1999
                                                     ------------    ------------    ------------    ------------
    Revenue
      Rentals ....................................   $     22,784    $     18,293    $     65,876    $     54,672
      Condominium unit sales .....................          1,124              --           1,124              --
      Interest ...................................             40             454             187             896
      Management fees ............................             87             130             285             370
      Equity in income
         (loss) of partnerships ..................         16,342             (79)         16,103            (560)
                                                     ------------    ------------    ------------    ------------
                                                           40,377          18,798          83,575          55,378
    Expenses
      Property operations ........................         11,886          10,010          33,518          28,158
      Costs of condominium unit sales ............            760              --             760              --
      Interest (including $131 in the three
         month period and $287 in the nine
         month period ended September 30,
         2000, to affiliates) ....................          7,814           5,476          22,500          15,992
      Depreciation ...............................          3,694           2,684          10,544           8,010
      Amortization of goodwill ...................            126             133             380             381
      General and administrative
         Corporate ...............................          1,708           1,215           4,557           3,936
         Property ................................            945             966           2,936           2,825
                                                     ------------    ------------    ------------    ------------
                                                           26,933          20,484          75,195          59,302
                                                     ------------    ------------    ------------    ------------
    Income (loss) before minority interest
      in income of consolidated
      partnership, gain on sale of real
      estate, loss on sale of investments,
      gain on insurance settlement,
      litigation settlement, and
      extraordinary items ........................         13,444          (1,686)          8,380          (3,924)
    Minority interest in income of
      consolidated partnership ...................            (96)             --            (258)             --
    Gain on sale of real estate ..................          2,506           4,310           2,884           8,571
    Loss on sale of investments ..................           (307)             --            (261)             --
    Gain on insurance settlement .................            373              --             373             231
    Litigation settlement ........................             --              --              --            (350)
                                                     ------------    ------------    ------------    ------------
    Income from continuing operations ............         15,920           2,624          11,118           4,528
    Extraordinary items ..........................         (1,561)             --          (2,400)           (248)
                                                     ------------    ------------    ------------    ------------
    Net income ...................................         14,359           2,624           8,718           4,280
    Dividends on cumulative preferred
      stock ......................................           (178)             --            (238)             --
                                                     ------------    ------------    ------------    ------------
    Net income available to common
      stockholders ...............................   $     14,181    $      2,624    $      8,480    $      4,280
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

                         TARRAGON REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                       For the Three Months          For the Nine Months
                                                        Ended September 30,          Ended September 30,
                                                   --------------------------    ----------------------------
                                                       2000           1999           2000             1999
                                                   -----------    -----------    -----------    -------------
    Other comprehensive income (loss):
    Net income .................................   $    14,359    $     2,624    $     8,718    $       4,280
      Unrealized net gains (losses) on
         marketable equity securities ..........             5            (13)           (22)              (1)
      Realized losses on marketable
         equity securities .....................           108             --             62               --
                                                   -----------    -----------    -----------    -------------
    Net income (loss) recognized in other
      comprehensive income (loss) ..............           113            (13)            40               (1)
                                                   -----------    -----------    -----------    -------------
    Comprehensive income .......................   $    14,472    $     2,611    $     8,758    $       4,279
                                                   ===========    ===========    ===========    =============

    Earnings per common share
    Income from continuing operations
      available to common stockholders .........   $      2.25    $       .32    $      1.45    $         .55
    Extraordinary items ........................          (.22)            --           (.32)            (.03)
                                                   -----------    -----------    -----------    -------------
    Net income available to common
       stockholders ............................   $      2.03    $       .32    $      1.13    $         .52
                                                   ===========    ===========    ===========    =============

    Weighted average shares of
      common stock used in computing
      earnings per common share ................     6,978,562      8,124,346      7,493,425        8,276,338
                                                   ===========    ===========    ===========    =============

    Earnings per common share -
      assuming dilution
    Income from continuing operations
      available to common stockholders .........   $      2.23    $       .32    $      1.44    $         .54
    Extraordinary items ........................          (.22)            --           (.32)            (.03)
                                                   -----------    -----------    -----------    -------------
    Net income available to common
      stockholders .............................   $      2.01    $       .32    $      1.12    $         .51
                                                   ===========    ===========    ===========    =============

    Weighted average shares of common
      stock used in computing earnings per
      common share - assuming dilution .........     7,060,341      8,217,969      7,577,381        8,381,739
                                                   ===========    ===========    ===========    =============


        The accompanying notes are an integral part of these Consolidated
                             Financial Statements.

                         TARRAGON REALTY INVESTORS, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                             Accumulated
                                                                                                              Dividends
                                            Preferred Stock              Common Stock                        in Excess of
                                      ------------------------   ------------------------     Paid-in        Accumulated
                                        Shares        Amount       Shares        Amount       Capital         Earnings
                                      ----------    ----------   ----------    ----------    ----------    --------------
Balance, December 31, 1999 ........           --    $       --    7,993,999    $       80    $  299,528    $     (226,575)

Exchange of preferred stock
  for common stock ................      596,836             6     (596,836)           (6)           --                --

Repurchase of shares
  of common stock .................           --            --     (481,938)           (5)       (4,920)               --

Retirement of preferred
  stock ...........................       (5,702)           --           --            --           (58)               --

Stock options exercised ...........           --            --       18,993            --           140                --

Dividends on cumulative
  preferred stock .................           --            --           --            --            --              (238)

Net income recognized in
  other comprehensive
  income (loss) ...................           --            --           --            --            --                --

Net income ........................           --            --           --            --            --             8,718
                                      ----------    ----------   ----------    ----------    ----------    --------------

Balance, September 30, 2000 .......      591,134    $        6    6,934,218    $       69    $  294,690    $     (218,095)
                                      ==========    ==========   ==========    ==========    ==========    ==============


                                        Accumulated
                                           Other
                                        Comprehensive    Stockholders'
                                        Income(Loss)         Equity
                                       --------------    --------------
Balance, December 31, 1999 ........    $          (40)   $       72,993

Exchange of preferred stock
  for common stock ................                --                --

Repurchase of shares
  of common stock .................                --            (4,925)

Retirement of preferred
  stock ...........................                --               (58)

Stock options exercised ...........                --               140

Dividends on cumulative
  preferred stock .................                --              (238)

Net income recognized in
  other comprehensive
  income (loss) ...................                40                40

Net income ........................                --             8,718
                                       --------------    --------------

Balance, September 30, 2000 .......    $           --    $       76,670
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

                         TARRAGON REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                           For the Nine Months
                                                                           Ended September 30,
                                                                    ------------------------------
                                                                          2000             1999
                                                                    -------------    -------------
    Cash Flows from Operating Activities
      Rentals collected .........................................   $      65,972    $      54,732
      Condominium unit sales collected ..........................           1,079               --
      Interest collected ........................................             153              141
      Interest paid (including $253 to affiliates in 2000) ......         (22,157)         (14,796)
      Payments for property operations ..........................         (34,198)         (26,731)
      Condominium development costs paid ........................          (5,259)              --
      General and administrative expenses paid
         Corporate ..............................................          (3,740)          (4,300)
         Property ...............................................          (2,979)          (3,052)
      Deferred borrowing costs paid .............................          (2,005)            (697)
                                                                    -------------    -------------
         Net cash provided by (used in) operating activities ....          (3,134)           5,297

    Cash Flows from Investing Activities
      Acquisition of real estate ................................          (7,306)          (1,674)
      Proceeds from the sale of real estate .....................           5,667            8,577
      Real estate improvements ..................................         (34,624)         (13,149)
      Earnest money deposits paid, net ..........................            (486)             (65)
      Note receivable collections ...............................             384              129
      Proceeds from sale of marketable equity securities ........             488               --
      Net contributions and advances to partnerships ............          (6,451)         (11,648)
      Distribution to minority partner of consolidated
        partnership..............................................             (79)              --
                                                                    -------------    -------------
         Net cash (used in) investing activities ................         (42,407)         (17,830)

    Cash Flows from Financing Activities
      Proceeds from borrowings ..................................         103,786           32,188
      Payments of mortgage notes payable ........................         (85,668)         (14,197)
      Advances from affiliates, net .............................           2,767              816
      Margin account repayments, net ............................          (1,296)          (1,473)
      Replacement escrow receipts, net ..........................             546              338
      Distributions from partnerships' financing activities .....          29,854            4,843
      Repurchase of shares of common stock ......................          (4,925)          (4,537)
      Retirement of preferred stock .............................             (58)              --
      Proceeds from the exercise of stock options ...............             140              109
      Dividends to common stockholders ..........................          (1,110)          (2,666)
                                                                    -------------    -------------
         Net cash provided by financing activities ..............          44,036           15,421
                                                                    -------------    -------------

    Net increase (decrease) in cash and cash equivalents ........          (1,505)           2,888

    Cash and cash equivalents, beginning of period ..............           3,951            2,442
                                                                    -------------    -------------

    Cash and cash equivalents, end of period ....................   $       2,446    $       5,330
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

                         TARRAGON REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                               For the Nine Months
                                                                                               Ended September 30,
                                                                                           ----------------------------
                                                                                                2000            1999
                                                                                           ------------    ------------
   Reconciliation of net income to net cash provided by (used in) operating activities:
       Net income ......................................................................   $      8,718    $      4,280
       Write-off of deferred borrowing costs in connection with
          refinancings .................................................................            567              14
       Extraordinary items of unconsolidated partnership ...............................            856              --
       Litigation settlement ...........................................................             --             350
       Gain on insurance settlement ....................................................           (373)           (231)
       Loss on sale of investments .....................................................            261              --
       Gain on sale of real estate .....................................................         (2,884)         (8,571)
       Minority interest in income of consolidated partnership .........................            258              --
       Depreciation and amortization ...................................................         13,114           9,919
       Equity in (income) loss of partnerships .........................................        (16,103)            560
       Interest on advances to partnerships ............................................            (37)           (755)
       Noncash compensation related to stock options exercised .........................             --              37
       Increase in condominium development costs .......................................         (4,544)             --
       Changes in other assets and liabilities, net of effects of noncash investing and financing activities:
          Decrease in interest receivable ..............................................              2               1
          (Increase) in other assets ...................................................         (6,489)         (4,618)
          Increase in other liabilities ................................................          3,600           4,103
          Increase (decrease) in interest payable ......................................            (80)            208
                                                                                           ------------    ------------
   Net cash provided by (used in) operating activities .................................   $     (3,134)   $      5,297
                                                                                           ============    ============

   SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

   Changes in assets and liabilities in connection with the purchase of real estate:
       Real estate .....................................................................   $    147,260    $      9,493
       Restricted cash .................................................................            609              --
       Investments in and advances to partnerships .....................................        (21,089)             --
       Other assets ....................................................................          1,491             302
       Notes and interest payable ......................................................       (114,743)         (7,973)
       Other liabilities ...............................................................         (1,222)           (148)
       Minority interest ...............................................................         (5,000)             --
                                                                                           ------------    ------------
         Cash paid .....................................................................   $      7,306    $      1,674
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

                         TARRAGON REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                  For the Nine Months
                                                                                                  Ended September 30,
                                                                                             ----------------------------
                                                                                                 2000            1999
                                                                                             ------------    ------------
   SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES (Continued):

   Assets disposed of and liabilities released in connection with the sale of real estate:
        Real estate ......................................................................   $      9,414    $     12,973
        Allowance for estimated losses ...................................................             --             (38)
        Other assets .....................................................................            154             309
        Notes and interest payable .......................................................         (6,701)        (12,872)
        Other liabilities ................................................................            (84)           (359)
        Gain on sale .....................................................................          2,884           8,571
        Extraordinary loss on early extinguishment of debt ...............................             --              (7)
                                                                                             ------------    ------------
          Cash received ..................................................................   $      5,667    $      8,577
                                                                                             ============    ============


   Effect on assets and liabilities of the transfer of ownership of The Villages at Gateway to a joint venture:
        Real estate ......................................................................   $     (7,639)   $         --
        Investments in and advances to partnerships ......................................          7,889              --
        Other assets .....................................................................           (629)             --
        Other liabilities ................................................................            379              --
                                                                                             ------------    ------------
                                                                                             $         --    $         --
                                                                                             ============    ============




        The accompanying notes are an integral part of these Consolidated
                             Financial Statements.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine month period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 1999. Dollar amounts in tables are in thousands. Certain 1999 balances have been reclassified to conform to the 2000 presentation.

NOTE 2.  REAL ESTATE

In January 2000, we sold three of the four buildings (representing approximately two-thirds of the net carrying value) of Rancho Sorrento Office Park for $6.5 million, receiving $3.8 million of net cash proceeds after the payoff of the mortgage and closing costs. We recognized a $38,000 gain in connection with this transaction.

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

During the first nine months of 2000, we began construction on three luxury apartment communities in Florida. They include The Vintage at Lake Lotta with 199 units in Ocoee, Florida; The Vintage at Plantation Bay with 240 units in Jacksonville, Florida; and The Vintage at Tampa Palms with 298 units in Tampa, Florida. Total development costs for these three properties are projected to be $16.6 million, $15.6 million, and $23.8 million. Construction loans of $14 million and $13.5 million have been obtained for The Vintage at Lake Lotta and The Vintage at Plantation Bay. We plan to close a $19.8 million construction loan for The Vintage at Tampa Palms in November 2000.

In September 2000, we sold Bryan Hill Apartments for $5.2 million, receiving net cash proceeds of $844,000 after the payoff of the mortgage and closing costs. We recognized a $2.5 million gain on this sale. We had acquired Bryan Hill in 1995 for $2.3 million and made $660,000 in capital improvements while we owned it.

In June 2000, we reclassified seven apartment properties with an aggregate 882 units and an aggregate net carrying value of $16.2 million to real estate held for sale. These properties are currently under contract to sell to third party purchasers or are being actively marketed for sale. We ceased depreciating these properties in July 2000. Because the estimated fair values of these properties less their estimated selling costs exceed their respective net carrying values, no losses were recognized upon their reclassification to held for sale.

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 3.  CONDOMINIUM UNIT SALES

In February 2000, we purchased our partner's interest in National Omni Associates, L.P., for $875,000. The operations of 5600 Collins Avenue, the partnership's sole property, are now consolidated. We began the condominium conversion of this property during 1999, and it is classified as held for sale in the accompanying September 30, 2000, Consolidated Balance Sheet. As of October 31, 2000, we had entered into contracts and reservations for the sale of over 66% of the apartments at this property for a total of $39.4 million. During the third quarter of 2000, we sold eight condominium units for an aggregate sale price of $1.1 million and recognized a net profit of $364,000, or 32% of the gross sale revenue. After closing costs and release payments on the mortgage, we received net cash proceeds of $415,000.

NOTE 4.  ACQUISITION OF JOINT VENTURE INTERESTS

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

Mr. Rohdie's preferred interest in the operating partnership has been initially valued at $5 million (based on the value of five of the ten properties that have been completed). Once the remaining five properties are completed and leased up, Mr. Rohdie will receive an additional preferred interest in the operating partnership to be valued at up to $5 million. Mr. Rohdie's interest in the operating partnership is presented as a minority interest in the accompanying September 30, 2000, Consolidated Balance Sheet.

This transaction was recorded using the purchase method of accounting. The value of Mr. Rohdie's preferred interest in the operating partnership was allocated to the completed assets of the operating partnership based on relative fair values. The guaranteed fixed return payable to Mr. Rohdie has been recorded based on an annual effective yield of 8.67% and is presented as minority interest in income of consolidated partnership in the accompanying Consolidated Statements of Operations for the three and nine month periods ended September 30, 2000.

In connection with this transaction, Tarragon formed a new development subsidiary to expand our real estate development and renovation program. Mr. Rohdie joined Tarragon as President and Chief Executive Officer of Tarragon Development Corporation and as a member of our Board of Directors effective February 7, 2000.

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 5.  INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

Investments in and advances to partnerships, accounted for using the equity method, consisted of the following at September 30, 2000:

801 Pennsylvania Avenue ..............................   $    22
Ansonia Apartments, L.P. .............................    14,898
Antelope Pines Estates, L.P. .........................       407
Calistoga Ranch Owners, L.L.C. .......................       400
Devonshire Apartment Owners, L.L.C. ..................        --
Larchmont Associates, L.P. ...........................     2,117
Merritt 8 Acquisitions, L.L.C. .......................     2,321
Merritt Stratford, L.L.C. ............................       517
Sacramento Nine ......................................       964
Stone Creek Associates I, L.L.C. .....................     1,697
Woodcreek Garden Apartments, L.P. ....................     1,037
                                                         -------
                                                         $24,380
                                                         =======

In January 2000, we acquired a 50% interest in Merritt Stratford with a cash investment of $517,000, and Merritt Stratford purchased for future development a 19 acre parcel of land in Merritt 8 Corporate Park in Stratford, Connecticut, adjacent to the property owned by Merritt 8 Acquisitions.

In June 2000, Ansonia refinanced Lakeview Apartments with a new $2.9 million mortgage. After the payoff of the prior mortgage and closing costs, Ansonia received net cash proceeds of $381,000, all of which were distributed to Tarragon. In July 2000, Ansonia refinanced two of its apartment communities, Parkview and Sagamore Hills, with new mortgages totaling $14.3 million. After the payoff of the prior mortgages and paying closing costs, Ansonia received net cash proceeds of $2.6 million. Ansonia used $700,000 to pay down the mortgage secured by one of its other properties, Nutmeg Woods, and distributed the remaining $1.9 million to Tarragon. In August 2000, Ansonia refinanced three of its properties, Groton Towers, Nutmeg Woods, and Woodcliff Estates, with new mortgages totaling $38.2 million. After the payoff of the existing mortgages and paying closing costs, Ansonia received net cash proceeds of $4.2 million, all of which were distributed to Tarragon. For the nine months ended September 30, 2000, Tarragon recognized its proportionate share of Ansonia's extraordinary expenses of $856,000 representing the write-off of deferred borrowing costs and exit fees or prepayment penalties in connection with these refinancings.

In July 2000, we transferred ownership of The Villages at Gateway, formerly known as Devonshire Apartments, a 768 unit apartment community in Denver, Colorado, to Devonshire Apartment Owners, L.L.C., a joint venture with Al Fenstermacher. Mr. Fenstermacher is president of Pacific West Management, a management company that provides property management services to certain of Tarragon's apartment communities. The joint venture obtained a new $24 million fixed rate nonrecourse loan collateralized by a mortgage on the property and distributed net proceeds from the financing of $23.3 million to Tarragon. In accordance with the Operating Agreement of Devonshire, Pacific West Management has been appointed as the property manager of The Villages at Gateway and will oversee the day-to-day operations and management of Devonshire. Tarragon is not required to fund any future cash flow deficits of the joint venture. Tarragon has a preference to receive the first $8.6 million, plus a preferred return of 12% per annum, of available cash from Devonshire. The $8.6

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 5. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS (Continued)

million will be increased by any additional contributions Tarragon may make to Devonshire. After the preference and preferred return have been paid to Tarragon, available cash of Devonshire will be distributed 90% to Tarragon and 10% to Mr. Fenstermacher. Because Tarragon transferred operational control of the property to Mr. Fenstermacher, Tarragon accounts for its investment in this joint venture using the equity method. In accordance with the Accounting Principles Board's Opinion No. 18, "The Equity Method of Accounting," Tarragon has recognized $16.3 million in income related to the distribution received from Devonshire and reported its net investment in the joint venture as zero because Tarragon has not guaranteed Devonshire's obligations, nor is it otherwise committed to provide further financial support.

Below are summarized financial data for Ansonia and other partnerships still owned as of and for the nine months ended September 30, 2000, and summarized operating data of the partnerships in which we acquired Mr. Rohdie's interests in 2000 for the period prior to their acquisition (unaudited):



September 30, 2000
                                                                                       Partnerships
                                                                                           with             All
                                                        Ansonia          Other          Mr. Rohdie      Partnerships
                                                     -------------    -------------    -------------    -------------
    Real estate ..................................   $      99,781    $     101,937    $          --    $     201,718
    Accumulated depreciation .....................          (4,412)          (6,086)              --          (10,498)
    Other assets, net ............................           5,572            4,622               --           10,194
    Notes and interest payable ...................         (83,915)         (98,232)              --         (182,147)
    Other liabilities ............................          (2,476)          (4,825)              --           (7,301)
                                                     -------------    -------------    -------------    -------------
    Partners' capital (deficit) ..................   $      14,550    $      (2,584)   $          --    $      11,966
                                                     =============    =============    =============    =============

    Our proportionate share of partners'
      capital (deficit) ..........................   $      14,550    $       2,309    $          --    $      16,859
    Advances .....................................             348            7,173               --            7,521
                                                     -------------    -------------    -------------    -------------
    Investments in and advances
      to partnerships ............................   $      14,898    $       9,482    $          --    $      24,380
                                                     =============    =============    =============    =============

    Nine months ended September 30, 2000

    Rental revenue ...............................   $      13,671    $      11,098    $       1,288    $      26,057
    Property operating expenses ..................          (7,365)          (4,811)            (593)         (12,769)
    Interest expense .............................          (4,947)          (3,416)            (772)          (9,135)
    Depreciation expense .........................          (1,869)          (1,674)            (291)          (3,834)
                                                     -------------    -------------    -------------    -------------
    Income (loss) before extraordinary
      items ......................................            (510)           1,197             (368)             319
    Extraordinary items ..........................            (856)              --               --             (856)
                                                     -------------    -------------    -------------    -------------
    Net income (loss) ............................   $      (1,366)   $       1,197    $        (368)   $        (537)
                                                     =============    =============    =============    =============

    Equity in income (loss) of
      partnerships ...............................   $        (510)   $      16,871    $        (258)   $      16,103
                                                     =============    =============    =============    =============

Equity in income of partnerships for "other" partnerships is $16.9 million while aggregate net income for these partnerships was only $1.2 million because of $16.3 million of distributions received from Devonshire Apartment Owners in excess of our investment in this entity as described above.

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 6.  INVESTMENTS IN MARKETABLE EQUITY SECURITIES

Investments in marketable equity securities consist of securities of unaffiliated real estate companies and are available for sale. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the investments are carried at fair value and are included in "Other assets" in the accompanying December 31, 1999, Consolidated Balance Sheet. Unrealized holding gains and losses are included in other comprehensive income (loss). As of September 30, 2000, we had disposed of all of such investments.

Unrealized holding gains and losses, securities sold, and realized losses on the sale of marketable equity securities were as follows (dollars in thousands):

                                                                         Three Months            Nine Months
                                                                      Ended September 30,    Ended September 30,
                                                                      -------------------    -------------------
                                                                             2000                   2000
                                                                      -------------------    -------------------
Unrealized holding gains ..........................................   $                 7    $                13
Unrealized holding losses .........................................                    (2)                   (35)
Marketable equity securities sold .................................                   103                    488
Cost basis of marketable equity securities sold ...................                   211                    550
Realized losses on the sale of marketable equity securities .......                  (108)                   (62)

NOTE 7.  NOTES, DEBENTURES, AND INTEREST PAYABLE

In February 2000, the mortgage secured by liens on both the retail and office portions of Emerson Center was modified and extended. The mortgage was increased from $6.9 million to $7.9 million, and the maturity date was extended to February 2003. At closing of this transaction, Tarragon received net cash proceeds of $900,000 after closing costs.

In June 2000, we obtained a $31 million loan secured by a mortgage on 5600 Collins. Net proceeds from this loan will be used to finance the condominium conversion. At closing, $28 million of this loan was funded, and, after the payoff of the existing mortgages totaling $26.1 million, establishing required escrows, and paying closing costs, we received net cash proceeds of $1.2 million. The remaining $3 million of this loan represents a reserve for interest and renovations. $1.8 million of this amount was funded during the third quarter of 2000.

In July 2000, we paid off a $19.4 million mortgage secured by The Villages at Gateway using proceeds distributed by the joint venture that now owns this property.

During the first nine months of 2000, we obtained fixed rate permanent mortgage financing from Fannie Mae and Freddie Mac totaling $42.9 million on nine properties. After the payoff of the existing mortgages totaling $30 million, establishing required escrows, and paying closing costs, we received aggregate net cash proceeds of $10.6 million.

During the first nine months of 2000, we received net advances from affiliates of William S. Friedman, our President and Chief Executive Officer and a member of our Board of Directors, totaling $2.8 million pursuant to a two year line of credit arrangement. Advances under the line of credit, totaling $7.9 million as of September 30, 2000, bear interest at LIBOR plus 1% per annum and are payable in January 2001.

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 7. NOTES, DEBENTURES, AND INTEREST PAYABLE (Continued)

Extraordinary items presented in the Consolidated Statements of Operations for the three and nine month periods ended September 30, 2000, are primarily prepayment penalties, exit fees, and the write-off of deferred borrowing costs in connection with certain mortgage refinancings, including our proportionate share of such items of partnerships and joint ventures for which we use equity method accounting. Included in loss on sale of investments is a $199,000 loss incurred upon the sale of two mortgage-backed securities collateralized separately by the mortgages on Forest Oaks Apartments and Cross Creek Apartments.

NOTE 8. GAIN ON INSURANCE SETTLEMENT

In April 2000, Tarragon joined in a class action lawsuit against Masonite Corporation as a result of defective masonite hardboard siding installed at Bay West Apartments. The claim settled in September 2000. Tarragon recognized a gain of $373,000 on the insurance settlement. During 2000, we began replacing the defective masonite hardboard siding at this property with vinyl siding at a total expected cost of $650,000.

NOTE 9. EARNINGS PER COMMON SHARE

Earnings per common share have been computed based on the weighted average number of shares of common stock outstanding for the three and nine month periods ended September 30, 2000 and 1999. Following is a reconciliation of the weighted average shares of common stock outstanding used in the computation of earnings per common share and earnings per common share - assuming dilution. The effect of outstanding stock options with exercise prices exceeding the average market price of our common stock during the three and nine month periods ended September 30, 2000 and 1999, is not reflected because their effect is anti-dilutive.

                                                       For the Three Months                   For the Nine Months
                                                       Ended September 30,                    Ended September 30,
                                         -----------------------------------------   -----------------------------------------
                                                2000                  1999                  2000                  1999
                                         -------------------   -------------------   -------------------   -------------------
Weighted average shares of
  common stock outstanding ...........             6,978,562             8,124,346             7,493,425             8,276,338

Stock options ........................                81,779                93,623                83,956               105,401
                                         -------------------   -------------------   -------------------   -------------------

Weighted average shares of
  common stock outstanding -
  assuming dilution ..................             7,060,341             8,217,969             7,577,381             8,381,739
                                         ===================   ===================   ===================   ===================

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 10. PREFERRED STOCK EXCHANGE OFFER

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

Dividends on the 10% Cumulative Preferred Stock are payable quarterly on the last day of March, June, September, and December of each year on a cumulative basis. The first quarterly dividend was paid on September 30, 2000.

NOTE 11. INCOME TAXES

In February 2000, we revoked our REIT election with the Internal Revenue Service, terminating our status as a REIT effective December 1, 1999 (the beginning of the tax year which ends November 30, 2000). The results of our operations are now subject to income taxes. No current or deferred income tax expense has been recognized for the three and nine month periods ended September 30, 2000, resulting from the change in tax status due to the expected application of net operating loss carryforwards. At December 31, 1999, Tarragon had federal net operating loss carryforwards (NOLs) of approximately $46.9 million. If not utilized, the NOLs will expire between years 2003 and 2019. The future availability of the NOLs may be limited if Tarragon experiences an ownership change of more than 50 percent, as defined by IRS regulations. Tarragon's stock is publicly traded, and we cannot assure that future trading will not result in an ownership change, as defined by IRS regulations, which would limit availability of the NOLs. Due to these uncertainties regarding possible utilization of the NOLs, as well as Tarragon's history of operating losses, a valuation allowance was recorded to fully reserve the computed net deferred tax assets.

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 12. COMMITMENTS AND CONTINGENCIES

Robert Rothenberg, Eileen Swenson, and Saul Spitz joined Tarragon as executive officers, and Mr. Rothenberg was appointed as a member of our Board of Directors, in September 2000. Tarragon has come to an agreement in principle to acquire the interests of Mr. Rothenberg, Ms. Swenson, and Mr. Spitz in Accord Properties Associates, LLC, a Connecticut limited liability company which currently acts as the property manager for Ansonia Apartments, L.P., in Connecticut, for $300,000 in cash, 25,000 shares of Tarragon 10% Cumulative Preferred Stock, valued at an additional $300,000, and options to acquire 180,000 shares of Tarragon Common Stock. A majority of our Independent Directors has approved this arrangement, and the transaction contemplated is expected to close in January 2001.

Tarragon is a party to various claims and routine litigation arising in the ordinary course of business. We do not believe that the results of such claims and litigation, individually or in the aggregate, will have a material adverse affect on our business, financial position, or results of operations.

NOTE 13. SUBSEQUENT EVENTS

In October 2000, we closed two new mortgage loans. One is a $3.4 million mortgage secured by Stewart Square Shopping Center. After payoff of the existing mortgage of $2.2 million, establishing required escrows, and paying closing costs, we received $984,000 in net cash proceeds. The other is an $18.4 million mortgage secured by The Vineyard at Eagle Harbor. After payoff of the existing construction loan of $15.8 million, establishing required escrows, and paying closing costs, we received net cash proceeds of $2.3 million.

Also in October 2000, we sold Fenway Hall Apartments for $2.2 million, receiving net cash proceeds of $780,000 after the payoff of the mortgage and closing costs. We will recognize a $500,000 gain on this sale.

During the months of October and November 2000, we sold an additional fifteen condominium units at 5600 Collins. The aggregate sales price for these transactions was $2.6 million. After closing costs and release payments on the mortgage, we received net cash proceeds of $962,000.

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

Net cash from property operations (rentals collected less payments for property operations) provided $32 million in the first nine months of 2000, up 13% over the corresponding period in 1999 primarily due to the addition of ten properties to the portfolio in connection with the acquisition of partnership interests.

In the first nine months of 2000, net proceeds from borrowings generated $39.8 million from the refinancing of mortgages on directly owned properties, construction loan fundings, and net borrowings under line of credit facilities. Of the net borrowings under line of credit facilities, we received advances of $2.8 million from affiliates of William S. Friedman, President, Chief Executive Officer, and a Director of Tarragon.

Principal payments on notes payable collateralized by real estate totaling $34.3 million come due during the fourth quarter of 2000, including $33.5 million of balloon payments. We intend to either pay off the loans or extend the due dates while seeking to obtain long term refinancing. We estimate that refinancing of directly owned properties will generate $14 million in net cash proceeds during the remainder of 2000. We believe we can arrange new financing as needed but cannot assure that we will be successful in our efforts or that the timing of new financing will coincide with the due dates of maturing loans.

In the first nine months of 2000, net cash proceeds from the sale of real estate totaled $5.7 million. We sold one property and portions of two properties with an aggregate net carrying amount of $9.4 million and paid off mortgages totaling $6.7 million. We estimate proceeds from the sale of real estate (excluding the 5600 Collins condominium units discussed below) will provide an additional $14 million during the last quarter of 2000.

During the first nine months of 2000, we purchased land for two of our development projects, The Vintage at Tampa Palms and The Vintage at Plantation Bay, both in Florida, paying cash of $6.6 million.

In the first nine months of 2000, we paid interest on notes and debentures payable of $22 million, up 50% over the corresponding period in 1999 predominantly due to the addition of ten properties to the portfolio in connection with the acquisition of partnership interests in February 2000 and to the increase in mortgage debt related to refinancings and other borrowings.

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

In 1997, Tarragon formed National Omni Associates, L.P., which purchased 5600 Collins Avenue, a 289-unit high rise apartment building in Miami Beach, Florida, for $32 million in February 1998. We invested $7.6 million ($380,000 in January
2000) in this partnership. In February 2000, we bought out our partner in National Omni for $875,000, and this property has been consolidated since February 2000. During 1999, we implemented a condominium conversion program for this property. We have begun to offer the condominium units for sale and have accepted contracts and non-binding reservations for the sale of more than 66% of the units. We received $415,000 in cash after $668,000 of release payments on the mortgage and closing costs in the third quarter from sales of $1.1 million and expect to receive $2.6 million in cash during the fourth quarter from sales of $7.1 million. In the first nine months of 2000, Tarragon spent $5.3 million on the condominium conversion of 5600 Collins Avenue. We plan to spend $4 million during the remainder of 2000 on improvements to 5600 Collins, all of which will be funded by the mortgage loan's reserve for renovations or proceeds from the sale of apartments.

In the third quarter of 2000, we entered into a joint venture, Devonshire Apartment Owners, L.L.C., and transferred ownership of The Villages at Gateway, formerly known as Devonshire Apartments, to this joint venture. Devonshire obtained a new $24 million fixed rate, nonrecourse loan collateralized by a mortgage on The Villages at Gateway and distributed net cash proceeds from this financing of $23.3 million to Tarragon. Tarragon used $19.4 million of these proceeds to pay off a prior loan collateralized by a mortgage on this property.

In the first nine months of 2000, Tarragon made capital improvements to its directly owned real estate of $34.6 million, $22.4 million of which was spent on construction at five apartment communities in various stages of development. We expect to spend approximately $6 million on these five properties during the remainder of 2000, all of which is expected to be funded by construction loans.

In 1997, Tarragon formed Ansonia Apartments, L.P., with Richard Frary, Joel Mael, Robert Rothenberg, and Saul Spitz. Since then, Ansonia has purchased 16 apartment properties with an aggregate 2,580 units and a 160,000 square foot historic mill for conversion to residential lofts, all located in Connecticut. The cash required to purchase the properties was provided by Tarragon in the form of capital contributions that earn a preferred return and have priority over distributions to the partners. We have also made interest-bearing advances to Ansonia for major renovations to four of its properties. Our contributions and advances to date total $22 million, $2 million of which were made during the first nine months of 2000. We received distributions of $6.5 million from Ansonia during the first nine months of 2000 from the refinancing of six of its properties.

During the first nine months of 2000, Tarragon advanced funds totaling almost $2 million to two new partnerships, one of which purchased an operating apartment complex in Sacramento, California, and one of which purchased land for office development in Stratford, Connecticut, adjacent to our Merritt 8 Office Park. In addition, Tarragon advanced $2.6 million in the first nine months of 2000 and an additional $1.6 million in October 2000 to a new partnership for the purchase of land in Fort Lauderdale, Florida, for a high-rise luxury condominium development.

The Board of Directors has authorized a stock repurchase program. We will continue to repurchase shares of our common stock as long as we believe the fair market value of our net assets per share is substantially greater than the market price of our stock. During the first nine months of 2000, Tarragon repurchased 481,938 shares of its common stock in open market transactions at a cost of $4.9 million. As of September 30, 2000, there were 572,865 shares authorized for repurchase, and we estimate that we will spend $600,000 during the remainder of 2000 on share repurchases, subject to market conditions.

Results of Operations

The significant components of the changes in net operating results between the three and nine month periods ended September 30, 1999 and 2000, are discussed in the following paragraphs.

The properties acquired directly in 1999 and 2000 reduced net operating results $323,000 and $1.1 million for the three and nine month periods ended September 30, 2000, compared to the corresponding periods in 1999. These amounts are comprised of increases in net rental income (rental revenue less property operating expenses) of $2.4 million and $6.7 million, increases in interest expense of $1.8 million and $5.3 million, and increases in depreciation expense of $965,000 and $2.5 million. Increases in net rental income of $2.5 million and $6.4 million came from multifamily properties acquired in 2000. At September 30, 2000, Tarragon's directly owned multifamily properties accounted for 87% of its real estate and included 10,412 operating apartment units. At September 30, 2000, Tarragon owned commercial properties with an aggregate 1.8 million square feet.

For properties held in both years, net rental income decreased slightly. Increased rental revenue from increased rental rates at certain properties was offset by increased operating expenses, primarily cleaning and decorating, repairs and maintenance, and replacements.

For properties held in both years, interest expense increased for the three and nine month periods by $499,000 and $1.4 million due to long term and interim mortgage financing and advances under line of credit facilities which have increased indebtedness by $31 million since September 30, 1999.

Equity in income (loss) of partnerships increased $16.4 million and $16.7 million for the three and nine month periods. The improvement in earnings resulted primarily from the transfer of ownership of The Villages at Gateway to Devonshire Apartment Owners, L.L.C., in July 2000, which provided $16.3 million for the three and nine month periods. This amount represents distribution of financing proceeds in excess of our investment in the joint venture. Tarragon has a noncontrolling interest in Devonshire and accounts for its investment using the equity method. The acquisition of additional interests in nine partnerships in February 2000 also contributed to the improvement in earnings. The properties of these nine partnerships are now consolidated. They were accounted for using the equity method during 1999. Most of these properties were in lease-up or under development and reported operating losses in 1999, resulting in increases in net operating results for the three and nine month periods of $353,000 and $921,000. For the three and nine month periods, decreases in net operating results of approximately $232,000 and $641,000 relate to Ansonia Apartments, L.P., in which Tarragon holds a 70% noncontrolling interest. Six properties acquired by Ansonia in 1999 and for which operations have not yet stabilized reported losses for the three and nine month periods ended September 30, 2000.

Decreases in interest revenue of $414,000 and $709,000 for the three and nine month periods resulted primarily from the acquisition of Mr. Rohdie's interests in ten properties in February 2000. Interest-bearing priority loans to the partnerships that owned these properties were eliminated upon our consolidation of these properties.

During the first nine months of 1999, we recognized gains totaling $8.6 million relating to the sale of four properties and portions of two other properties. During the first nine months of 2000, we recognized gains totaling $2.9 million relating to the sale of one property and portions of two properties.

We recognized extraordinary expenses of $248,000 resulting from exit fees, prepayment penalties, and the write-off of deferred financing expenses associated with refinancings during the nine months ended September 30, 1999, and $2.4 million during the nine months ended September 30, 2000.

Funds from Operations

Please read the following information along with the Consolidated Financial Statements and Notes included elsewhere in this report and with the discussion above in "Liquidity and Capital Resources" and "Results of Operations."

Funds from operations (or FFO) for the three and nine month periods ended September 30, 2000 and 1999, are as follows (unaudited) (dollars in thousands):

                                                         For the Three Months            For the Nine Months
                                                         Ended September 30,             Ended September 30,
                                                   ------------------------------    ------------------------------
                                                        2000             1999             2000             1999
                                                   -------------    -------------    -------------    -------------
Net income .....................................   $      14,359    $       2,624    $       8,718    $       4,280
Extraordinary items ............................           1,561               --            2,400              248
Litigation settlement ..........................              --               --               --              350
Gain on insurance settlement ...................            (373)              --             (373)            (231)
Gain on sale of real estate and
  condominium units ............................          (2,870)          (4,310)          (3,248)          (8,571)
Depreciation and amortization of
  real estate assets ...........................           3,837            2,700           11,002            8,131
Depreciation and amortization of
  real estate assets of partnerships ...........             830              952            2,765            2,686
Distributions from partnerships in excess
  of investments in the partnerships ...........         (16,257)              (9)         (16,257)              (9)
                                                   -------------    -------------    -------------    -------------
Funds from operations ..........................   $       1,087    $       1,957    $       5,007    $       6,884
                                                   =============    =============    =============    =============

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

Tax Matters

Until November 30, 1999, we elected and, in our opinion, qualified to be taxed as a Real Estate Investment Trust, as that term is defined in Sections 856 through 860 of the Internal Revenue Code of 1986. A REIT is required to distribute at least 95% of its REIT taxable income, plus 95% of its net income from foreclosure property, as defined in Section 857 of the Internal Revenue Code of 1986, on an annual basis to stockholders. We have terminated our status as a REIT effective as of December 1, 1999, the beginning of our 2000 tax year.

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

At September 30, 2000, Tarragon had approximately $117 million of variable rate debt. The primary base rate is the 30-day LIBOR. Using this balance of debt, if LIBOR or any other indexes on which the rates are based increased by 100 basis points (1%), our pre-tax earnings and cash flows would decrease by approximately $1.2 million. On the other hand, if interest rates decreased by 100 basis points, our pre-tax earnings and cash flows would increase by approximately $1.2 million.

At September 30, 2000, unconsolidated partnerships had approximately $29.2 million of variable rate debt. A 100 basis point increase in the index on which the rates are based would reduce our pre-tax earnings by approximately $175,000 (based on our interests in the partnerships). A 100 basis point decrease in the index on which the rates are based would increase our pre-tax earnings by approximately $175,000. Assuming these partnerships distribute all of their available cash to the partners, our cash flow would be changed by these same amounts.

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


                                          TARRAGON REALTY INVESTORS, INC.


Date:  November 14, 2000                  By: /s/ William S. Friedman
     ---------------------------              ---------------------------------
                                              William S. Friedman
                                              President, Chief Executive
                                              Officer, and Director





Date:  November 14, 2000                  By: /s/ Erin D. Davis
     --------------------------               ---------------------------------
                                              Erin D. Davis
                                              Executive Vice President and
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)

                         TARRAGON REALTY INVESTORS, INC.

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
 27.0          Financial Data Schedule