Form 10-K/A
period 2000-12-31
TARRAGON REALTY INVESTORS INC
filed 2001-04-30
CIK 1038217

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

(mark one)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]*

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                            -----------------
                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               FOR THE TRANSITION PERIOD FROM                 TO
                                              ---------------    --------------

                   COMMISSION FILE NUMBER 0-8003
                                          ------

                         TARRAGON REALTY INVESTORS, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

               NEVADA                                             94-2432628
----------------------------------------                     -------------------
  (State or other jurisdiction of                             (I.R.S. Employer
   incorporation or organization)                            Identification No.)

1775 BROADWAY, 23RD FLOOR, NEW YORK, NY                            10019
----------------------------------------                     -------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code   (212) 949-5000
                                                    -----------------

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:
              9% SERIES A SUBORDINATED DEBENTURES DUE JUNE 30, 2003
                          COMMON STOCK, $.01 PAR VALUE
                       10% PREFERRED STOCK, $.01 PAR VALUE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of April 16, 2001, the Registrant had 7,497,761 shares of common stock outstanding. Of the total shares outstanding, 4,209,356 were held by other than those who may be deemed to be affiliated, for an aggregate value of $46,302,916 based on the last trade as reported by the National Association of Securities Dealers Automated Quotation System on April 16, 2001. The basis of this calculation does not constitute a determination by the Registrant that all of such persons or entities are affiliates of the Registrant as defined in rule 405 of the Securities Act of 1933, as amended.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

                         TARRAGON REALTY INVESTORS, INC.
                  AMENDMENT NO 1 TO ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

The undersigned Registrant hereby amends the following items, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as set forth in the pages attached hereto:

      PART III

      Item 10. Directors and Executive Officers of the Registrant

      Item 11. Executive Compensation

      Item 12. Security Ownership of Certain Beneficial Owners and Management

      Item 13. Certain Relationships and Related Transactions

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

TARRAGON REALTY INVESTORS, INC.



      By:  /s/ ERIN DAVIS                              Date: April 30, 2001
          ------------------------------------------        --------------------
          Erin Davis, Executive Vice President and
          Chief Financial Officer

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors

Tarragon's Board of Directors currently consists of eight members, each of whom were elected at the last annual meeting of stockholders held on January 17, 2000, to serve until the next annual meeting of stockholders or until a successor has been elected or approved.

Tarragon's directors are listed below, together with their ages, terms of service, all positions and offices with Tarragon or its predecessors, other principal occupations, business experience, and directorships with other companies during the last five years or more. There are no family relationships among any of the directors or executive officers of Tarragon. The designation "Affiliated" when used below means that the director is an officer or employee of Tarragon.

WILLIE K. DAVIS (69) (Independent)

Mr. Davis has served as a Director of Tarragon since December 1998. He was a member of the Board of Trustees of Vinland Property Trust from October 1988 to July 1997 and a member of the Board of Trustees of National Income Realty Trust from October 1988 to March 1995. He served as President (from 1971 to 1985) and Chairman and 50% shareholder (since 1985) of Mid-South Financial Corporation, the holding company for Mid-South Mortgage Company and Gibbs Mortgage Company, as well as President (from 1978 to 1995) and Chairman and sole shareholder (since December 1995) of FMS, Inc., a property management and real estate development firm. He has been a Director of Southtrust Bank of Middle Tennessee since 1987 and Trustee and Treasurer of Baptist Hospital, Inc., a Tennessee general welfare not-for-profit corporation, since 1986.

WILLIAM S. FRIEDMAN (57) (Affiliated)

Mr. Friedman has served as President, Chief Executive Officer, and a Director of Tarragon since April 1997. He has also been Chairman of the Board of Directors since December 2000. He previously served as a Trustee (from March 1988), Chief Executive Officer (from December 1993), President (from December 1988), acting Chief Financial Officer (from May 1990 to February 1991), Treasurer (from August to September 1989), and acting Principal Financial and Accounting Officer (from December 1988 to August 1989) of Vinland Property Trust (until July 1997) and National Income Realty Trust (until November 1998). He has been an attorney at law since 1971.

LANCE LIEBMAN (59) (Independent)

Mr. Liebman has been a Director of Tarragon since December 1998. He also served as a Trustee of National Income Realty Trust from March 1994 to November 1998. Mr. Liebman is the William S. Beinecke Professor of Law at Columbia Law School and the Director of Parker School of Foreign and Comparative Law. He also serves as a Director of the American Law Institute and as Public Governor of the Philadelphia Stock Exchange since 1999. He was the Dean of Columbia Law School from 1991 to 1996. From 1970 to 1991, he served as Assistant Professor, Professor, and Associate Dean of Harvard Law School. He has been a Director of the Greater New York Insurance Co. (both mutual and stock companies) since 1991; a Director of M&F Worldwide since 1995; and a Director of Brookfield Financial Properties, Inc., since 1996. He has been an attorney at law since 1968.

ROBERT C. ROHDIE (60) (Affiliated)

Mr. Rohdie has been a Director of Tarragon and President and Chief Executive Officer of Tarragon Development Corporation, a wholly owned subsidiary of Tarragon responsible for real estate development and renovation projects, since February 2000. Since 1988, Mr. Rohdie has served as President of Rohdhouse Investments, Inc., his wholly owned real estate development company, which acted as Tarragon's joint venture partner in new construction and development projects from 1997 through 2000. Mr. Rohdie has been an attorney at law since 1965.

ROBERT P. ROTHENBERG (42) (Affiliated)

Mr. Rothenberg was appointed to the Board of Directors and began serving as Chief Operating Officer of Tarragon in September 2000. Mr. Rothenberg has been the managing member of APA Management LLC, a real estate investment and management company, since 1994. He is also a Managing Member of Ansonia LLC, which together with Tarragon has acquired close to 2,600 apartment units in the State of Connecticut since 1997. Mr. Rothenberg was a co-managing member of Accord Properties Associates, LLC, which manages the Ansonia portfolio in Connecticut and was acquired by Tarragon in January 2001. He previously founded and served as President of Venture Realty Group, Ltd., which invested in multifamily and industrial properties, from September 1992 through April 1996. Mr. Rothenberg graduated from the Harvard Business School in June 1984.

LAWRENCE G. SCHAFRAN (62) (Independent)

Mr. Schafran has been a Director of Tarragon since December 1998. He was a Trustee of National Income Realty Trust from March 1995 to November 1998. Mr. Schafran has been Managing General Partner of L.G. Schafran & Associates, a real estate investment and development firm in New York City, since 1984. He serves as Chairman of the Board (since January 1996) and Co-Chief Executive Officer (since January 2000) of Delta-Omega Technologies, Inc., a Broussard, Louisiana, based specialty chemical company. He also serves as Trustee (since December
1999), Interim Chief Executive Officer and President (since August 2000), and Chairman (since October 2000) of the Banyan Strategic Realty Trust, a NASDAQ traded equity REIT. He has been a Director of PubliCARDS, Inc., since 1986 and a Director of WorldSpace, Inc., since April 2000. Mr. Schafran previously served as a Director of Kasper A.S.L., Ltd., from April 1997 to March 2000; a Director of COMSAT Corporation from August 1997 to August 2000; a Director of Capsure Holdings Corp. from 1986 to 1997; and a Director of Glasstech, Inc., from January 1995 to July 1997. From December 1993 to October 1997, Mr. Schafran was a Director, Member, (from September 1994 to October 1997) and Chairman (from December 1994 to October 1997) of the Executive Committee of The Dart Group Corporation, a Landover, Maryland, NASDAQ listed holding company.

RAYMOND V.J. SCHRAG (55) (Independent)

Mr. Schrag has been a Director of Tarragon since December 1998. He was a Trustee of Vinland Property Trust from October 1988 to May 1995 and of National Income Realty Trust from October 1988 to November 1998. Mr. Schrag has been an attorney in private practice in New York City since 1973.

CARL B. WEISBROD (56) (Independent)

Mr. Weisbrod has been a Director of Tarragon since December 1998. He also served as Chairman of the Board of Directors from December 1998 to December 2000. He was Chairman of the Board of Trustees of National Income Realty Trust from February 1994 to November 1998 and a member of the Board of Trustees of Vinland Property Trust from February 1994 to May 1995. Mr. Weisbrod has served as a trustee of the Ford Foundation since 1996 and as President of Alliance for Downtown New York, Inc., since 1994.

Executive Officers

Messrs. Friedman, Rohdie, and Rothenberg, together with the individuals listed below, currently serve as the executive officers of Tarragon. Their positions with Tarragon are not subject to a vote of stockholders. Tarragon's employment of Messrs. Friedman, Rohdie, and Rothenberg is subject to the terms of employment agreements more fully described in ITEM 11. "EXECUTIVE COMPENSATION." All other executive officers serve until the first meeting of the Board of Directors following the next succeeding annual meeting of stockholders or until their successors have been duly chosen and qualified.

CHRIS CLINTON (53) has been Senior Vice President -- Commercial Asset Management of Tarragon since March 1994. He also served as Senior Vice President - Commercial Asset Management for Vinland Property Trust from March 1994 to July 1997 and for NIRT and Tarragon Realty Advisors from March 1994 to November 1998 and as Vice President of Vinland Property Trust and NIRT from October 1988 to March 1994.

ERIN D. DAVIS (39) has been Executive Vice President and Chief Financial Officer of Tarragon since December 1998. She previously served as Vice President and Chief Accounting Officer for Tarragon from April 1997 to November 1998, of Vinland Property Trust from September 1996 to July 1997, and of NIRT from September 1996 to November 1998. She served as Accounting Manager of Vinland, NIRT, and Tarragon Realty Advisors from June 1995 to August 1996. She has been a Certified Public Accountant since 1990.

PETER LARSEN (58) has served as Senior Vice President -- Acquisitions of Tarragon since July 1997. From July 1997 to November 1998, he was Senior Vice President, and from April 1996 through June 1997, he was Vice President of NIRT and Tarragon Realty Advisors. He previously worked as an Independent Consultant from January 1995 to June 1996.

KATHRYN MANSFIELD (40) has been Executive Vice President of Tarragon since December 1998 and Secretary and Corporate Counsel of Tarragon since May 1998. She previously served as Vice President for Tarragon, NIRT, and Tarragon Realty Advisors from May 1998 to December 1998. Prior to joining Tarragon, she was Vice President and Senior Counsel for CB Richard Ellis, Inc., formerly CB Commercial Real Estate Group, Inc., from October 1994 to May 1998. She has been an attorney at law since 1984.

LORI D. MEYER (40) has served as Senior Vice President -- Deputy Director of Property Management of Tarragon since December 1998. She has also served as Senior Vice President (since November 1998), Controller (from February 1996 to October 2000), and Vice President (from February 1996 to November 1998) of Tarragon Management, Inc., a wholly owned subsidiary of Tarragon. She has been a Certified Public Accountant since 1996.

TODD C. MINOR (42) has been Senior Vice President (since December 1998) and Treasurer (since April 1997) of Tarragon. Mr. Minor was also the Treasurer of Vinland Property Trust from December 1996 through July 1997 and of NIRT from December 1996 through November 1998. He served as Senior Vice President -- Mortgage Servicing and Financing from May 1995 to November 1996, Senior Vice President -- Finance from March 1994 to April 1995, and Vice President from April 1991 to July 1993 of Vinland Property Trust and NIRT and Senior Vice President of Tarragon Realty Advisors from March 1994 through November 1998.

CHARLES RUBENSTEIN (42) has been Executive Vice President of Tarragon since December 1998 and General Counsel since September 1998. He also served as Senior Vice President for Tarragon, NIRT, and Tarragon Realty Advisors from September 1998 to December 1998. Prior to joining Tarragon, he was employed as General Counsel for Simpson Housing Limited Partnership in Denver, Colorado, from January 1996 to February 1998 and as a Real Estate Associate with the law firm of Andrews & Kurth, L.L.P., in New York, New York, from October 1987 to November 1995. He has been an attorney at law since 1984.

TODD M. SCHEFLER (44) has been Vice President -- Structured Transactions of Tarragon since January 2000. Prior to joining Tarragon, he was employed at Burroughs Development Corporation of Paramus, New Jersey, as a Senior Vice President - Acquisitions and Finance from April 1998 to December 1999 and as Vice President from April 1994 to August 1997. He served as President of TMS Realty Inc., a real estate finance and development consulting firm, from September 1997 to April 1998.

SAUL SPITZ (49) joined Tarragon as Executive Vice President of Acquisitions in September 2000. He has been a member of APA Management LLC, a real estate investment and management company, since September 1994. He has also been a member of Ansonia LLC, which together with Tarragon has acquired close to 2,600 apartment units in the State of Connecticut, since November 1997. Mr. Spitz has been a co-managing member of Accord Properties Associates, LLC, which manages the Ansonia portfolio in Connecticut, since 1998. He previously served as President of East Island Management Corp., a New York based real estate management firm, from April 1984 to July 1992.

JOHN C. STRICKLIN (54) has served as Managing Director -- Real Estate Transactions for Tarragon since November 1998. He previously served as Executive Vice President (from May 1995 to April 1996) and as Senior Vice President - Real Estate (from May 1994 to April 1995) of NIRT and as Vice President - Real Estate (from February 1994 to April 1995) of Vinland Property Trust. Mr. Stricklin acted as Special Assistant to the President of Basic Capital Management, Inc. from April 1996 to November 1998.

EILEEN A. SWENSON (50) joined Tarragon as President of Tarragon Management, Inc. in September 2000. Ms. Swenson founded and has served as President of Accord Properties Associates, LLC and its predecessor, Accord Ventures, Inc., since August 1994. Ms. Swenson has been a Certified Property Manager since 1987.

WILLIAM H. THOMPSON (41) joined Tarragon as Executive Vice President and Chief Information Officer in September 2000. He has served as Chief Financial Officer of Accord Properties Associates, LLC since August 1998. Mr. Thompson was previously Chief Financial Officer of Myers Northeast, a Connecticut based property management firm, from November 1992 until August 1998. Mr. Thompson has been a Certified Public Accountant since 1982.


ITEM 11. EXECUTIVE COMPENSATION

Independent Director Compensation

Our independent directors receive annual compensation of $15,000 per year plus reimbursement of expenses for their service on the Board. In addition, independent directors receive $2,000 per year for each committee of the Board on which they serve, $1,000 per year for each committee that they chair, and $1,000 per day for any special services rendered on Tarragon's behalf, plus reimbursement of expenses. Directors who are also officers of Tarragon do not receive any separate compensation for their services as director.

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

Pursuant to the terms of the Director Plan, each of our incumbent independent directors received options to purchase 2,000 shares of Tarragon common stock on January 1, 2000, and on January 1, 2001.

Summary Compensation Table

We did not have any employees or pay any compensation to executive officers prior to our acquisition of Tarragon Realty Advisors, Inc., on November 24, 1998. Our executive officers were compensated solely by Tarragon Realty Advisors until that date. They performed a variety of services for Tarragon Realty Advisors, and the amount of their compensation was determined solely by it. Following our acquisition of Tarragon Realty Advisors, we began paying compensation to executive officers and employees. However, none of our executive officers earned or received compensation in excess of $100,000 from Tarragon in fiscal year 1998.

The following table reflects the compensation paid to our Chief Executive Officer in fiscal years 1998, 1999, and 2000 and the compensation paid to each of our four most highly compensated executive officers (collectively, the "named executive officers") in fiscal years 1999 (where applicable) and 2000 for services rendered to Tarragon and its subsidiaries.


                                                                                                     Long Term Compensation
                                                                      Annual                                Awards
                                                                    Compensation                      Securities Underlying
                                                          -----------------------------------            Options/SARs
       Name                  Principal Position           Year         Salary         Bonus            (Number of Shares)
       ----                  -------------------          ----        --------       --------        ----------------------
William S. Friedman                                       2000        $300,000             --                    --
                          President
                          Chief Executive Officer         1999        $300,000             --                    --
                          Director
                                                          1998        $ 28,846             --               495,000(1)(2)

Robert C. Rohdie          President and Chief Executive   2000        $183,333       $125,000                    --
                          Officer, Tarragon Development
                          Corporation;
                          Director

                                                          2000        $175,000       $ 75,000                 5,500(1)
Charles Rubenstein        Executive Vice President
                          General Counsel                 1999        $153,000       $ 50,000                    --

Todd M. Schefler          Vice President                  2000        $123,000       $ 90,000                22,000(1)

Robert P. Rothenberg      Chief Operating Officer         2000        $66,667        $100,000               264,000(1)(3)
                          Director

(1) As adjusted to take into effect a 10% stock dividend declared in December 2000.

(2) Mr. Friedman received an additional option for 192,500 shares of common stock (as adjusted for the stock dividend) as part of the consideration for Tarragon's acquisition of Tarragon Realty Advisors in November 1998.

(3) Mr. Rothenberg received an additional option for 66,000 shares of common stock (as adjusted for the stock dividend) as part of the consideration for Tarragon's acquisition of Accord Properties Associates, LLC, effective January 1, 2001.

Aggregated Option / SAR Exercises In Fiscal Year 2000 And Fiscal Year-End Option/SAR Values

The following table shows the stock options exercised during 2000 by each of our named executive officers and the fiscal year-end value of their unexercised options on an aggregated basis.

                                                                        Number of securities
                                                                            underlying              Value of unexercised
                                                                            unexercised                 in-the-money
                                                                          options/SARs at              options/SARs at
                                                                          fiscal year end              fiscal year end
                                                                               (#)                           ($)
                             Shares acquired on                         --------------------        --------------------
                                 exercise             Value Realized        Exercisable/                Exercisable/
      Name                          (#)                     ($)             Unexercisable               Unexercisable
      ----                   ------------------       --------------    --------------------        --------------------
William S. Friedman                  --                      --                687,500/0                          0/0

Robert C. Rohdie                     --                      --                       --                           --

Charles Rubenstein                   --                      --             6,600/15,400                          0/0

Todd M. Schefler                     --                      --                 0/22,000                     0/$6,600

Robert P. Rothenberg                 --                      --           88,000/176,000              $40,800/$81,600

Employment Contracts

Tarragon entered into an employment agreement with William S. Friedman in November 1998 in connection with our acquisition of Tarragon Realty Advisors from Mr. Friedman and his wife, Lucy N. Friedman. Mr. Friedman's employment agreement is for a term of four years at an annual salary of $300,000, includes a broad covenant not to compete with Tarragon during the term of the agreement and for a period of three years following termination, and includes a right of first refusal in favor of Tarragon with regard to any real estate investment opportunity that comes to his attention. Mr. Friedman also received immediately exercisable stock options to purchase 275,000 shares of Tarragon common stock at an exercise price of $10.91 per share and 220,000 shares of Tarragon common stock at an exercise price of $13.64 per share (all as adjusted for the stock dividend declared in December 2000) in connection with his employment agreement.

Mr. Friedman's employment with Tarragon may be terminated at any time by mutual agreement of the parties on terms to be negotiated and reduced to writing at the time of termination. In the event that Mr. Friedman dies during the initial or any renewal term of his employment agreement, his estate is entitled to the greater of the compensation that would have been payable to him over the remainder of the initial term of the agreement or through the end of the then current calendar year if in a renewal term or the value of any other benefits available to them under any benefit plan Tarragon then has in effect. In the event that Mr. Friedman's employment is terminated during the initial or any renewal term of his employment agreement for any reason other than the mutual agreement of the parties or his death, Tarragon is obligated to continue to pay him $25,000 per month for the greater of the balance of the initial term of the agreement or through the end of the then current calendar year if in a renewal term and the number of months he observes the restrictive covenants and agreement not to compete contained in his employment agreement, but in any event not more than 36 months from the date of termination.

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

Tarragon entered into an employment agreement with Robert P. Rothenberg effective September 25, 2000. Mr. Rothenberg's employment agreement is for a term of three years at an annual salary of $250,000, with a guaranteed minimum annual incentive bonus of $100,000. In addition Mr. Rothenberg received options to acquire 264,000 shares of Tarragon common stock at $9.76 per share, its fair market value on the date of grant (as adjusted for the stock dividend). The agreement also includes a broad covenant not to compete with Tarragon during its term and for a minimum period of one year following its termination and a right of first refusal in favor of Tarragon with regard to any real estate investment opportunity that comes to his attention. Mr. Rothenberg's employment with Tarragon may be terminated at any time by mutual agreement of the parties on terms to be negotiated and reduced to writing at the time of termination. In the event that Mr. Rothenberg's employment with Tarragon is terminated by the Board without cause during the initial or any renewal term of his agreement, Tarragon is obligated to continue to pay him $20,833 per month for 12 months following the date of termination or the number of months remaining under the agreement, whichever is greater.

Compensation Committee Interlocks and Insider Participation

The Executive Compensation Committee currently consists of Lance Liebman, Carl
B. Weisbrod, Raymond V.J. Schrag, and Lawrence Schafran, who are all independent members of our Board of Directors. None of the members of the committee are current or former employees of Tarragon.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth information concerning the holdings of each person known to Tarragon to be the beneficial owner of more than five percent of our common stock, of each director and named executive officer, and of all of Tarragon's directors and executive officers as a group. All information with respect to beneficial ownership was furnished to Tarragon by the respective director, officer, or stockholder.

Security Ownership of Certain Beneficial Owners

                                         Amount and Nature
   Name and Address of                     of Beneficial                Percent of
    Beneficial Owner                         Ownership                   Class(1)
-------------------------                ------------------             ----------
Lucy N. Friedman                         3,320,407(2)(3)(4)               43.2%
1775 Broadway 23rd Floor                          (5)(6)
New York, New York 10017


(1) Percentage is based upon 7,497,761 shares of common stock outstanding at April 16, 2001. All options have been adjusted to take into effect the 10% stock dividend declared in December 2000.

(2) Includes 1,547,574 shares owned by Mrs. Friedman directly and 192,500 shares covered by a presently exercisable option.

(3) Includes 658,543 shares owned by Lucy N. Friedman's spouse, William S. Friedman.

(4) Includes 42,134 shares owned by Mrs. Friedman's minor son, Samuel Friedman. Mrs. Friedman disclaims beneficial ownership of such shares.

(5) Includes 137,211 shares owned by Tarragon Capital Corporation, of which Mrs. Friedman and Mr. Friedman are executive officers and directors; 144,478 shares owned by Tarragon Partners, Ltd., of which

      Mrs. Friedman and Mr. Friedman are limited partners and Tarragon Capital is the general partner; and 597,967 shares owned by Beachwold Partners, L.P., in which Mrs. Friedman and Mr. Friedman are the general partners and their four children are the limited partners.

(6) Does not include 99,554 shares owned by Mrs. Friedman's adult son, Ezra Friedman, 74,078 shares owned by Mrs. Friedman's adult daughter, Tanya Friedman, or 41,794 shares owned by Mrs. Friedman's adult son, Gideon Friedman. Mrs. Friedman disclaims beneficial ownership of such shares.

Security Ownership of Management

                                                         Amount and Nature
                                                           of Beneficial                      Percent of
  Name of Beneficial Owner                                    Ownership                         Class(1)
  ------------------------                           --------------------------               ----------
William S. Friedman                                  3,815,407(2)(3)(4)(5)(6)                     46.6%

Lance Liebman                                           24,032(7)                                    *

L. G. Schafran                                          21,639(8)                                    *

Raymond V.J. Schrag                                     77,560(9)                                    1%

Carl B. Weisbrod                                        23,954(10)                                   *

Willie K. Davis                                         11,220(11)                                   *

Robert C. Rohdie                                        53,155(12)                                   *

Robert P. Rothenberg                                   112,100(13)                                 1.5%

Charles D. Rubenstein                                    6,600(14)                                   *

Todd Schefler                                            2,530(15)                                   *

All Directors and Executive                          4,287,339(2)(3)(4)(5)(6)                     50.5%
Officers as a group                                           (7)(8)(9)(10)(11)
 (20 individuals)                                             (12)(13)(14)(15)

 *    Less than 1%.

(1) Percentages are based upon 7,497,761 shares of common stock outstanding at April 16, 2001. All options have been adjusted to take into effect the 10% stock dividend declared in December 2000.

(2) Includes 658,543 shares owned by Mr. Friedman directly and 687,500 shares covered by two separate presently exercisable options.

(3) Includes 1,547,574 shares owned by Mr. Friedman's spouse, Lucy N. Friedman. Mr. Friedman disclaims beneficial ownership of such shares.

(4) Includes 137,211 shares owned by Tarragon Capital Corporation, 144,478 shares owned by Tarragon Partners, Ltd., and 597,967 shares owned by Beachwold Partners, L.P.

(5) Includes 42,134 shares owned by Mr. Friedman's minor son, Samuel Friedman. Mr. Friedman disclaims beneficial ownership of such shares.

(6) Does not include 99,554 shares owned by Mr. Friedman's adult son, Ezra Friedman, 74,078 shares owned by Mr. Friedman's adult daughter, Tanya Friedman, or 41,794 shares owned by Mr. Friedman's adult son, Gideon Friedman. Mr. Friedman disclaims beneficial ownership of such shares.

(7) Includes 2,393 shares owned by Mr. Liebman directly and 21,639 shares covered by seven separate presently exercisable options.

(8) Includes 21,639 shares covered by seven separate presently exercisable options.

(9) Includes 50,421 shares owned by Mr. Schrag directly and 21,639 shares covered by seven separate presently exercisable options. Also includes 5,500 shares owned by Mr. Schrag's wife individually. It does not include 1,551 shares owned by Mr. Schrag's adult daughter, Rebecca, or 1,551 shares owned by Mr. Schrag's adult son, Ben. Mr. Schrag disclaims beneficial ownership of such shares.

(10) Includes a total of 5,615 shares owned by Mr. Weisbrod directly and 18,339 shares covered by six separate presently exercisable options.

(11) Includes a total of 4,620 shares owned by Mr. Davis directly and 6,600 shares covered by three separate presently exercisable options.

(12) Includes 52,440 shares owned by Rohdhouse Investments, Inc., a Florida corporation owned by Mr. Rohdie, and 715 shares owned by his spouse. See also "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" for a discussion of Mr. Rohdie's interest in an operating partnership with Tarragon.

(13) Includes 2,100 shares owned by Mr. Rothenberg directly and 110,000 shares covered by two presently exercisable options. Mr. Rothenberg also owns 8,333 shares of Tarragon's 10% Cumulative Preferred Stock.

(14)  Includes 6,600 shares covered by a presently exercisable option.

(15) Includes 330 shares owned by Mr. Schefler directly and 2,200 shares covered by one presently exercisable option.

Compliance with Section 16(a) Reporting Requirements

Section 16(a) of the Exchange Act requires that our directors, executive officers, and persons holding more than ten percent of our common stock file initial reports of ownership of the common stock and reports of any changes in that ownership to the SEC. Specific due dates for these reports have been established, and Tarragon is required to report any failure to file by these dates during fiscal 2000.

To our knowledge, based solely upon the written representations of our incumbent directors, executive officers, and ten percent stockholders and copies of the reports that they have filed with the SEC, these filing requirements were satisfied during 2000 except that reports on Form 4 for Mr. and Mrs. Friedman for the month of September 2000 and for Chester Beck, a former Board member, for the month of October 2000 and reports on Form 3 for Robert P. Rothenberg, Eileen Swenson, Saul Spitz, and William Thompson for the month of September 2000 were filed late.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

In 2000, affiliates of William S. Friedman and his wife, Lucy N. Friedman, made advances to Tarragon pursuant to the terms of a $10 million unsecured line of credit arrangement approved by the Board of Directors. Advances under the line of credit bear interest at LIBOR plus 1% per annum or the lowest rate at which credit is offered to Tarragon by any third party, and are payable in January 2003. The outstanding balance under the line of credit as of December 31, 2000 was $6.8 million. Interest accrued under the line of credit during the year was $425,000. The largest aggregate amount of indebtedness outstanding under the line of credit was $7.9 million as of September 30, 2000.

In 2000, Tarragon managed seven apartment properties and one commercial property owned by affiliates of Mr. Friedman and received management fees totaling $279,000 for these services.

In February 2000, Tarragon acquired the interests of Robert C. Rohdie and his affiliates in ten apartment communities recently completed or then under construction, as well as in all joint venture development projects then in the planning stages, for a total value of up to $10,000,000. Mr. Rohdie, Tarragon's joint venture partner in the development of these projects, contributed his equity interests to an operating partnership formed by Tarragon in exchange for a preferred interest in the operating partnership and a preferred return comprised of the following components. The first is a quarterly guaranteed fixed return of 5% per annum for the first two years, increasing by 1% per year for the next five years, on up to $8,000,000. The second is an annual amount equal to the dividends, if any, payable on up to 215,952 shares (as adjusted to give effect to the December 2000 10% stock dividend) of Tarragon common stock. As of February 2001, Mr. Rohdie has the right to convert his preferred interest in the operating partnership into a maximum of 215,952 shares of our common stock and preferred stock with a face value of up to $8 million and a like dividend to his guaranteed fixed return from the operating partnership. If we do not have available an issue of preferred stock outstanding at the time of the conversion, or at our discretion, we may pay Mr. Rohdie the cash value of his preferred interest over three years.

In connection with this transaction, Tarragon formed a new development subsidiary to expand our real estate development and renovation program, and Mr. Rohdie joined Tarragon as President and Chief Executive Officer of Tarragon Development Corporation and as a member of our Board of Directors effective February 2000.

In 1997, Tarragon formed Ansonia Apartments, L.P. with Richard Frary, Joel Mael, Robert Rothenberg, and Saul Spitz. Since then, Ansonia has purchased 16 apartment properties with an aggregate 2,580 units and an 160,000 square foot historic mill for conversion to residential lofts, all located in Connecticut. Tarragon's capital contributions to the partnership earn a preferred return and have priority over distributions to our partners. Tarragon has also made interest-bearing advances to Ansonia to fund major renovations to four of its properties. Our contributions and advances through December 31, 2000, total $16 million. In 2000, Tarragon received $5.7 million from Ansonia in connection with the refinancing of six of its properties.

Pursuant to an Acquisition Agreement dated November 15, 2000, but effective for all purposes on January 1, 2001, Tarragon acquired the interests of Robert Rothenberg, Eileen Swenson, and Saul Spitz in Accord Properties Associates, LLC, a Connecticut limited liability company which manages the Ansonia portfolio and other properties in Connecticut, for $300,000 in cash, 25,000 shares of Tarragon 10% Cumulative Preferred Stock, valued at an additional $300,000, and options to acquire 198,000 shares of Tarragon common stock (as adjusted to give effect to the December 2000 10% stock dividend), issued under Tarragon's Share Option and Incentive Plan. Mr. Rothenberg, Ms. Swenson, and Mr. Spitz joined Tarragon as executive officers, and Mr. Rothenberg was appointed as a member of our Board of Directors, in September 2000.

We believe that the foregoing transactions were at least as advantageous to us as we could have obtained from unrelated third parties.