Form 10-Q
period 2001-03-31
TARRAGON REALTY INVESTORS INC
filed 2001-05-15
CIK 1038217

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from__________________ to____________________

                          Commission File Number 0-8003

                         TARRAGON REALTY INVESTORS, INC.
    ------------------------------------------------------------------------
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

                                 (212) 949-5000
              ---------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---
 Common Stock, $.01 per value                                7,466,946
 ----------------------------                      ----------------------------
         (Class)                                   (Outstanding at May 4, 2001)

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements for the period ended March 31, 2001, have not been audited by independent certified public accountants, but, in our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of consolidated financial position, consolidated results of operations, and consolidated cash flows at the dates and for the periods indicated have been included.

                         TARRAGON REALTY INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                   March 31,           December 31,
                                                                                 --------------       --------------
                                  Assets                                             2001                  2000
                                                                                 --------------       --------------
Real estate held for sale (net of accumulated depreciation of
  $11,424 in 2001 and $13,584 in 2000) ....................................      $       63,135       $       67,555
Less - allowance for estimated losses .....................................                  --                  (71)
                                                                                 --------------       --------------
                                                                                         63,135               67,484
Real estate held for investment (net of accumulated
  depreciation of $67,182 in 2001 and $62,681 in 2000) ....................             419,264              395,351
Investments in and advances to partnerships ...............................              28,443               29,882
Cash and cash equivalents .................................................               1,870                4,141
Restricted cash ...........................................................               7,110                7,597
Other assets, net .........................................................              18,949               16,477
                                                                                 --------------       --------------
                                                                                 $      538,771       $      520,932
                                                                                 ==============       ==============
                      Liabilities and Stockholders' Equity
Liabilities
Notes, debentures, and interest payable (including $8,386
  in 2001 and $6,758 in 2000 due to affiliates) ...........................      $      445,649       $      426,285
Other liabilities .........................................................              14,056               15,295
                                                                                 --------------       --------------
                                                                                        459,705              441,580
Commitments and contingencies..............................................
Minority interest .........................................................               6,787                5,226
Stockholders' equity
Common stock, $.01 par value; authorized shares, 20,000,000;
  shares outstanding, 7,498,466 in 2001 and 7,590,112 in 2000
  (after deducting 3,877,531 shares in 2001 and 3,782,218 shares
  in 2000 held in treasury) ...............................................                  75                   76
Special stock, $.01 par value; authorized shares,
  7,500,000; shares outstanding, none .....................................                  --                   --
Preferred stock, $.01 par value; authorized shares, 2,500,000;
  shares outstanding, 608,606 in 2001 and 588,274 in 2000;
  liquidation preference, $7,303 in 2001 and $7,059 in 2000, or
  $12 per share ...........................................................                   6                    6
Paid-in capital ...........................................................             302,431              302,205
Retained deficit ..........................................................            (230,233)            (228,161)
                                                                                 --------------       --------------
                                                                                         72,279               74,126
                                                                                 --------------       --------------
                                                                                 $      538,771       $      520,932
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

                         TARRAGON REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                                      For the Three Months
                                                                                         Ended March 31,
                                                                                 -------------------------------
                                                                                    2001               2000
                                                                                 ------------       ------------
Revenue
  Rentals .................................................................      $     21,358       $     20,721
  Condominium unit sales ..................................................             5,767                 --
  Interest ................................................................                33                 97
  Management fees .........................................................               129                 99
  Equity in income (loss) of partnerships .................................               196               (559)
                                                                                 ------------       ------------
                                                                                       27,483             20,358
Expenses
  Property operations .....................................................            10,928             10,524
  Costs of condominium unit sales .........................................             4,281                 --
  Interest (including $126 in 2001 and $59 in 2000 to affiliates) .........             7,781              6,866
  Depreciation ............................................................             4,453              3,140
  Amortization of goodwill ................................................               168                127
  General and administrative
     Corporate ............................................................             1,928              1,511
     Property .............................................................               992              1,015
                                                                                 ------------       ------------
                                                                                       30,531             23,183
                                                                                 ------------       ------------
(Loss) before minority interest in income of
   consolidated partnership, gain on sale of real estate, gain on investments, gain on insurance settlement, extraordinary items, and
   cumulative effect of change in accounting principle ....................            (3,048)            (2,825)
Minority interest in income of consolidated partnership ...................              (111)               (64)
Gain on sale of real estate ...............................................               614                 97
Gain on investments .......................................................               127                 20
Gain on insurance settlement ..............................................               306                 --
                                                                                 ------------       ------------
(Loss) from continuing operations .........................................            (2,112)            (2,772)
Extraordinary items .......................................................              (100)               (13)
Cumulative effect of change in accounting principle .......................               326                 --
                                                                                 ------------       ------------
Net (loss) ................................................................            (1,886)            (2,785)
Dividends on cumulative preferred stock ...................................              (187)                --
                                                                                 ------------       ------------
Net (loss) available to common stockholders ...............................      $     (2,073)      $     (2,785)
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

                         TARRAGON REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                                          For the Three Months
                                                                                             Ended March 31,
                                                                                      -------------------------------
                                                                                         2001               2000
                                                                                      ------------       ------------

Comprehensive (loss):
Net (loss) .....................................................................      $     (1,886)      $     (2,785)
  Unrealized net (losses) on marketable equity securities ......................                --                (17)
  Realized gains on marketable equity securities ...............................                --                (20)
                                                                                      ------------       ------------
Comprehensive (loss) ...........................................................      $     (1,886)      $     (2,822)
                                                                                      ============       ============

Earnings per common share - basic and diluted
(Loss) from continuing operations available to
   common stockholders ..........................................................     $       (.30)      $       (.32)
Extraordinary items ............................................................              (.01)                --
Cumulative effect of change in accounting principle ............................               .04                 --
                                                                                      ------------       ------------
Net (loss) available to common stockholders ....................................      $       (.27)      $       (.32)
                                                                                      ============       ============

Weighted average shares of common stock used in computing earnings per common share and earnings per common share -
  assuming dilution ............................................................         7,547,372          8,660,968
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

                         TARRAGON REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                           For the Three Months
                                                                                              Ended March 31,
                                                                                      -------------------------------
                                                                                          2001               2000
                                                                                      ------------       ------------
Cash Flows from Operating Activities
   Net (loss) ................................................................        $     (1,886)      $     (2,785)
   Adjustments to reconcile net (loss) to net cash provided by operating activities:
     Cumulative effect of change in accounting principle .......................              (326)                --
     Extraordinary items of unconsolidated partnerships ........................               100                 --
     Gain on insurance settlement ..............................................              (306)                --
     Gain on investments .......................................................              (127)               (20)
     Gain on sale of real estate ...............................................              (614)               (97)
     Minority interest in income of consolidated partnership ...................               111                 64
     Depreciation and amortization .............................................             5,326              3,909
     Equity in (income) loss of partnerships ...................................              (196)               559
     Interest on advances to partnerships ......................................                --                (37)
     Increase in condominium development costs .................................               (54)                --
     Changes in other assets and liabilities, net of effects of noncash investing and financing activities:
       (Increase) decrease in interest receivable ..............................                (3)                36
       Decrease in other assets ................................................               109              1,192
       (Decrease) in other liabilities .........................................            (1,319)            (1,913)
       Increase (decrease) in interest payable .................................                55               (394)
                                                                                      ------------       ------------
           Net cash provided by operating activities ...........................               870                514

Cash Flows from Investing Activities
  Acquisition of real estate ...................................................              (974)              (725)
  Acquisition of Accord Properties Associates, LLC .............................              (300)                --
  Proceeds from the sale of real estate ........................................             1,857              3,785
  Real estate improvements .....................................................           (18,868)            (9,826)
  Earnest money deposits (paid) refunded, net ..................................            (1,030)                25
  Note receivable collections ..................................................               214                 14
  Proceeds from sale of marketable equity securities ...........................                --                202
  Net contributions and advances to partnerships ...............................            (1,418)            (3,154)
  Distribution to minority partner of consolidated partnership .................               (50)                --
                                                                                      ------------       ------------
     Net cash (used in) investing activities ...................................           (20,569)            (9,679)










              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                         TARRAGON REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                      For the Three Months
                                                                                         Ended March 31,
                                                                                 -------------------------------
                                                                                     2001               2000
                                                                                 ------------       ------------
Cash Flows from Financing Activities
  Proceeds from borrowings ................................................      $     18,611       $     16,188
  Payments of mortgage notes payable ......................................            (4,369)            (3,353)
  Advances (repayment of advances) from affiliates, net ...................             1,626             (2,003)
  Margin account repayments, net ..........................................              (268)              (727)
  Replacement escrow receipts (deposits), net .............................               230                (41)
  Distributions from partnerships' financing activities ...................             2,664                 --
  Repurchase of shares of common stock ....................................            (1,041)              (949)
  Retirement of preferred stock ...........................................               (45)                --
  Proceeds from the exercise of stock options .............................                20                 40
  Dividends to common stockholders ........................................                --             (1,098)
                                                                                 ------------       ------------
     Net cash provided by financing activities ............................            17,428              8,057
                                                                                 ------------       ------------

Net (decrease) in cash and cash equivalents ...............................            (2,271)            (1,108)
Cash and cash equivalents, beginning of period ............................             4,141              3,951
                                                                                 ------------       ------------
Cash and cash equivalents, end of period ..................................      $      1,870       $      2,843
                                                                                 ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid .............................................................      $      7,361       $      6,784
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

                         TARRAGON REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                            For the Three Months
                                                                                               Ended March 31,
                                                                                      -------------------------------
                                                                                          2001               2000
                                                                                      ------------       ------------

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Changes in assets and liabilities in connection with the purchase of real estate:
     Real estate ...............................................................      $      7,700       $    140,876
     Restricted cash ...........................................................                54                609
     Investments in and advances to partnerships ...............................                --            (21,089)
     Other assets ..............................................................               120              1,295
     Notes and interest payable ................................................            (6,770)          (114,742)
     Other liabilities .........................................................              (130)            (1,224)
     Minority interest .........................................................                --             (5,000)
                                                                                      ------------       ------------
        Cash paid ..............................................................      $        974       $        725
                                                                                      ============       ============

Assets written off and liabilities released in connection with the disposition of real estate:
      Real estate ..............................................................      $      4,271       $      6,229
      Allowance for estimated losses ...........................................               (71)                --
      Other assets .............................................................               (24)                (2)
      Notes and interest payable ...............................................            (2,920)            (2,497)
      Other liabilities ........................................................               (13)               (42)
      Gain on sale .............................................................               614                 97
                                                                                      ------------       ------------
         Cash received .........................................................      $      1,857       $      3,785
                                                                                      ============       ============















                 The accompanying notes are an integral part of
                    these Consolidated Financial Statements.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2000. Dollar amounts in tables are in thousands. Certain 2000 balances have been reclassified to conform to the 2001 presentation.

NOTE 2.  REAL ESTATE

In January 2001, we purchased a 123-unit apartment community called The Liberty Building in New Haven, Connecticut, for $7.7 million, $6.8 million of which was financed with a mortgage.

In February 2001, we sold Park Norton Apartments for $1 million. We provided the buyer with seller financing of $100,000 and received $400,000 of net cash proceeds after the payoff of our mortgage and other closing costs. No loss was incurred in excess of amounts previously provided.

In March 2001, we sold the last building at Rancho Sorrento Office Park for $4 million, receiving net cash proceeds of $1.5 million after payoff of the mortgage and closing costs. We recognized a gain on the sale of $500,000.

During the three month period ended March 31, 2001, we sold 33 condominium units for an aggregate sale price of $5.8 million and recognized a net profit of $1.5 million, or 26% of the gross sale revenue. After closing costs and release payments on the mortgage, we received net cash proceeds of $2.1 million.

NOTE 3.  INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

Investments in and advances to partnerships, accounted for using the equity method, consisted of the following at March 31, 2001:

801 Pennsylvania Avenue ....................................................      $         29
Ansonia Apartments, L P ....................................................            13,010
Antelope Pines Estates, L P ................................................               348
Calistoga Ranch Owners, L L C ..............................................               400
Devonshire Apartment Owners, L L C .........................................                --
Larchmont Associates, L P ..................................................             2,182
Merritt 8 Acquisitions, L L C ..............................................             2,331
Merritt Stratford, L L C ...................................................               518
One Las Olas, Ltd ..........................................................             5,627
Sacramento Nine ............................................................               821
Stone Creek Associates I, L L C ............................................               894
Summit/Tarragon Murfreesboro, L L C ........................................             1,200
Woodcreek Garden Apartments, L P ...........................................             1,083
                                                                                  ------------
                                                                                  $     28,443
                                                                                  ============

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 3.  INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS (Continued)

We hold noncontrolling interests in each of the above partnerships as the outside partners participate in the day-to-day management and decision-making activities of the partnerships. Therefore, we account for our investments in these partnerships using the equity method.

In January and March 2001, Ansonia refinanced two apartment communities with new mortgages totaling $5.6 million. After the payoff of the prior mortgages and closing costs, Ansonia received net cash proceeds of $2 million, all of which was distributed to Tarragon. In connection with those refinancings, Tarragon recognized its proportionate share of Ansonia's extraordinary expenses of $100,000 representing the write-off of deferred borrowing costs and exit fees.

In January 2001, Stone Creek refinanced its second lien mortgage with a new loan of $2.7 million. After the payoff of the prior mortgage and closing costs, Stone Creek received net cash proceeds of $2.6 million, of which $700,000 was distributed to Tarragon. The balance of net proceeds was distributed to the other joint venture members.

Below are summarized financial data for Ansonia and all other partnerships as of and for the three months ended March 31, 2001 (unaudited):


March 31, 2001
                                                                                                                          All
                                                                                   Ansonia             Other           Partnerships
                                                                                 ------------       ------------       ------------

Real estate ...............................................................      $    101,498       $    115,663       $    217,161
Accumulated depreciation ..................................................            (5,862)            (7,689)           (13,551)
Other assets ..............................................................             5,916              5,169             11,085
Notes and interest payable ................................................           (86,616)           (98,967)          (185,583)
Other liabilities .........................................................            (3,164)            (2,862)            (6,026)
                                                                                 ------------       ------------       ------------
Partners' capital .........................................................      $     11,772       $     11,314       $     23,086
                                                                                 ============       ============       ============

Our proportionate share of capital ........................................      $     11,772       $     14,827       $     26,599
Advances, net .............................................................             1,238                606              1,844
                                                                                 ------------       ------------       ------------
Investments in and advances to partnerships ...............................      $     13,010       $     15,433       $     28,443
                                                                                 ============       ============       ============

Three months ended March 31, 2001

Rental revenue ............................................................      $      4,903       $      5,367       $     10,270
Property operating expenses ...............................................            (2,592)            (2,428)            (5,020)
Interest expense ..........................................................            (1,765)            (1,565)            (3,330)
Depreciation expense ......................................................              (775)              (759)            (1,534)
                                                                                 ------------       ------------       ------------
Income (loss) before extraordinary items ..................................              (229)               615                386
Extraordinary items .......................................................              (100)                --               (100)
                                                                                 ------------       ------------       ------------
Net income (loss) .........................................................      $       (329)      $        615       $        286
                                                                                 ============       ============       ============

Equity in income (loss) of partnerships ...................................      $       (229)      $        425       $        196
                                                                                 ============       ============       ============

Our proportionate share of extraordinary items ............................      $       (100)      $         --       $       (100)
                                                                                 ============       ============       ============

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 4.  NOTES AND INTEREST PAYABLE

In the first quarter of 2001, we obtained fixed rate second mortgage financing on two apartment communities totaling $1.9 million.

Also during the first quarter of 2001, we received net advances totaling $1.6 million from affiliates of William S. Friedman, our President and Chief Executive Officer and Chairman of our Board of Directors, pursuant to a line of credit arrangement. Advances under the line of credit, totaling $8.4 million as of March 31, 2001, bear interest at LIBOR plus 1% per annum and mature in January 2003.

NOTE 5.  EARNINGS PER COMMON SHARE

Earnings per common share have been computed based on the weighted average number of shares of common stock outstanding for the three month periods ended March 31, 2001 and 2000. The information presented for 2000 has been restated to give effect to the stock dividend declared December 18, 2000. The effect of stock options on weighted average shares of common stock outstanding - assuming dilution for the three month periods ended March 31, 2001 and 2000, is not reflected because their effect is anti-dilutive due to net losses in both periods.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

In February 2001, Tarragon reached a settlement agreement related to a lawsuit against a bank for $3.9 million. The settlement agreement was approved in May 2001, and, in June 2001, Tarragon expects to receive approximately $2.2 million after paying attorneys' fees of 30% of the settlement plus out-of-pocket expenses not to exceed $525,000.

Tarragon is also a party to various claims and routine litigation arising in the ordinary course of business. We do not believe that the results of such claims and litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position, or results of operations.

Tarragon is not aware of any liability relating to federal, state, and local environmental laws, ordinances, and regulations that would have a material adverse effect on our business, financial position, or results of operations.

NOTE 7.  GAIN ON INSURANCE SETTLEMENT

In December 2000, fire destroyed one building with eight units at Lake Point Apartments, a 532-unit property in Memphis, Tennessee. Tarragon reached a settlement with the insurance company for $367,000 and decided not to rebuild the eight-unit building. After writing off a portion of the property's carrying value, Tarragon recognized a gain of $262,000 on the insurance settlement.

In October 2000, Tarragon filed a claim against a siding company for faulty materials and siding that were installed at Mission Trace Apartments. In March 2001, Tarragon recognized a gain of $44,000 on the insurance settlement.

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)


NOTE 8.  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

On January 1, 2001, we recognized income of $326,000 due to the cumulative effect of a change in accounting principle resulting from the adoption of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This income resulted from a previously unrecognized increase in the value of the underlying security of a reverse repurchase agreement. We entered into this reverse repurchase agreement with an investment bank in 1996 as a means of financing our purchase of the mortgage backed security issued by the lender in connection with the financing of Heather Hill Apartments. After adoption of SFAS No. 133, during the first quarter of 2001, we recognized a further increase in value of the mortgage backed security of $127,000, which is included in "Gain on investments" in the accompanying Statement of Operations for the three months ended March 31, 2001.

NOTE 9.  SEGMENT REPORTING

Tarragon's business includes two segments. The traditional business of Tarragon is organized as the real estate investment division, which includes the stabilized apartment and commercial properties that constitute Tarragon's core real estate portfolio. Through intensive management and continual capital improvement, Tarragon's objective is to continually raise the core portfolio income. The cash flow from the core portfolio and the mortgage proceeds generated from periodic refinancings provide the capital for what is now Tarragon's principal division: real estate development. We make a determination at the beginning of each fiscal year as to the classification of our properties between the two segments. We will reclassify properties from the development segment to the investment segment once they have achieved stabilized operations (as defined below). We will reclassify properties for which we have initiated renovation or reposition activities from the investment segment to the development segment.

o Development. Assets in this division are under development or in initial lease-up, under renovation, reposition, or conversion to condominiums, or land held for investment or development. Properties under reposition are receiving cosmetic and strategic improvements and management changes intended to reposition them for higher rents. As of March 31, 2001, this segment included 27 directly owned properties, including 3,776 apartment units (737 of which are currently under construction), an apartment community undergoing a condominium conversion, and five suburban office parks and three shopping centers under reposition with 869,070 square feet, as well as nine properties owned through joint ventures, including 733 apartment units (278 of which are currently under construction), a condominium project under development, and a 163,986 square foot Connecticut office building under reposition.

o Investment. This division includes properties with stabilized operations. We define these as properties with stabilized market rate occupancy with market rents for comparable product in the property's market and which are subject to neither renovation nor repositioning. As of March 31, 2001, this segment included 50 directly owned properties, including 7,053 apartment units and 601,816 square feet of commercial space, as well as 20 properties owned through joint ventures, including 4,495 apartment units and 102,937 square feet of commercial space.

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 9.  SEGMENT REPORTING (Continued)

The following table summarizes operating data and identifiable assets of our real estate and investments in partnerships for our two segments (dollars in thousands).

                                                                                           For the Three Months
                                                                                              Ended March 31,
                                                                                      -------------------------------
                                                                                          2001              2000
                                                                                      ------------       ------------
Revenues:
     Investment ................................................................      $     14,278       $     14,859
     Development ...............................................................            12,894              4,432
     Properties sold during period .............................................               139                 --
     Properties sold after March 31, 2000 ......................................                --                830
     Corporate and other .......................................................               172                237
                                                                                      ------------       ------------
                                                                                      $     27,483       $     20,358
                                                                                      ============       ============

Net operating income (1):
     Investment ................................................................      $      7,104       $      7,743
     Development ...............................................................             3,792              2,559
     Properties sold during period .............................................                78                 --
     Properties sold after March 31, 2000 ......................................                --                400
                                                                                      ------------       ------------
                                                                                      $     10,974       $     10,702
                                                                                      ============       ============
Funds from operations (2):
     Investment ................................................................      $      1,942       $      1,968
     Development ...............................................................              (771)              (264)
     Properties sold during period .............................................                23                 --
     Properties sold after March 31, 2000 ......................................                --                 82
     Corporate and other adjustments:
        Interest expense .......................................................              (305)              (250)
        Amortization of goodwill ...............................................              (168)              (127)
        Minority interest in income of consolidated partnership ................              (111)               (65)
        Gain on investments ....................................................               127                 20
        Interest and management fee income .....................................               162                197
                                                                                      ------------       ------------
                                                                                      $        899       $      1,561
                                                                                      ============       ============

Adjustments to reconcile funds from operations to net (loss):
     Condominium unit sales ....................................................      $      5,767       $         --
     Costs of condominium unit sales ...........................................            (4,281)                --
     Depreciation and amortization of real estate assets .......................            (4,673)            (3,268)
     Depreciation and amortization of real estate assets of partnerships .......              (969)            (1,162)
     Distribution from partnership in excess of investment in the
        partnership (3) ........................................................               225                 --
     Gain on sale of real estate ...............................................               614                 97
     Gain on insurance settlement ..............................................               306                 --
     Extraordinary items (4) ...................................................              (100)               (13)
     Cumulative effect of change in accounting principle .......................               326                 --
                                                                                      ------------       ------------
Net (loss) .....................................................................      $     (1,886)      $     (2,785)
                                                                                      ============       ============

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 9.  SEGMENT REPORTING (Continued)

                                                                                           For the Three Months
                                                                                              Ended March 31,
                                                                                      ------------------------------
                                                                                           2001              2000
                                                                                      ------------       -----------
Equity in income (loss) of partnerships:
     Investment ................................................................      $        297      $         17
     Development ...............................................................              (101)             (576)
                                                                                      ------------      ------------
                                                                                      $        196      $       (559)
                                                                                      ============      ============


                                                                                        March 31,         March 31,
                                                                                          2001              2000
                                                                                      ------------      ------------
Identifiable assets:
     Real estate net of accumulated depreciation:
        Investment .............................................................      $    208,179      $    212,523
        Development ............................................................           274,220           221,132
        Properties sold after March 31, 2000 ...................................                --            12,392
                                                                                      ------------      ------------
                                                                                      $    482,399      $    446,047
                                                                                      ============      ============

     Investments in and advances to partnerships:
        Investment .............................................................      $     13,889      $     10,938
        Development ............................................................            14,554            19,450
                                                                                      ------------      ------------
                                                                                      $     28,443      $     30,388
                                                                                      ============      ============

(1) Net operating income as presented above is defined as rental revenue less property operating expenses before replacements expense.

(2) Tarragon considers funds from operations ("FFO") to be an appropriate measure and the primary means of performance measurement of our investment portfolio. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), equals net income (loss), computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. In October 1999, NAREIT clarified the definition of FFO to be effective January 1, 2000. According to this clarification, nonrecurring items that are not defined as extraordinary under GAAP will be included in FFO. Extraordinary items and gains and losses from sales of depreciable operating property will continue to be excluded from FFO. We began reporting FFO using the clarification in the first quarter of 2000. There was no effect on current or previously reported FFO. We believe that FFO is useful to investors as a measure of the performance of real estate investment assets because, along with cash flows from operating activities, investing activities, and financing activities, it provides investors an understanding of our ability to incur and service debt and to make capital expenditures. We also believe that a clear understanding of our operating results requires examining FFO along with net income (loss) as shown in the Consolidated Financial Statements and Notes. FFO does not represent cash generated from operating activities in accordance with GAAP and is not an alternative to net income as an indication of our operating performance or to cash flow as a measure of liquidity, nor is it necessarily indicative of cash available to fund cash needs and cash dividends. Our calculation of FFO may be different from the methods used by other companies and, therefore, may not be comparable to other companies.

(3) This amount represents a distribution of financing proceeds in excess of our investment in Devonshire Apartment Owners, LLC. Tarragon has a noncontrolling interest in Devonshire and accounts for its investment using the equity method.

(4) Extraordinary items include exit fees, prepayment penalties, and the write-off of deferred financing expenses in connection with refinancings of mortgages secured by real estate.

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 10.  ACQUISITION OF ACCORD PROPERTIES ASSOCIATES, LLC

Pursuant to an Acquisition Agreement dated November 15, 2000, but effective January 1, 2001, Tarragon acquired 100% of the membership interest in Accord Properties Associates, LLC, a Connecticut limited liability company, from Robert Rothenberg, Saul Spitz, and Eileen Swenson. Accord managed the Ansonia portfolio and other properties in Connecticut.

Tarragon acquired the membership interest in Accord for $300,000 in cash, 25,000 shares of Tarragon 10% Cumulative Preferred Stock, and options to acquire 198,000 shares of Tarragon common stock issued to Messrs. Rothenberg and Spitz and Ms. Swenson under Tarragon's Share Option and Incentive Plan. The options vest over three years, have a ten-year term, and have an exercise price of $10.50. The fair value of the options was estimated using the Black-Scholes pricing model. The total fair value of the purchase consideration was $1.6 million.

Mr. Rothenberg, Ms. Swenson, and Mr. Spitz joined Tarragon as executive officers in September 2000, and Mr. Rothenberg was appointed as a member of Tarragon's Board of Directors on September 25, 2000.

NOTE 11.  SUBSEQUENT EVENTS

In April 2001, we sold a portion of the K-Mart building in Charlotte, North Carolina, for $375,000. After closing costs, we received net cash proceeds of $354,000 and recognized a gain of $210,000.

In May 2001, we entered into a joint venture with Aetna Life Insurance Company. Aetna made a $100,000 investment in return for an interest in four partnerships that own three properties. Simultaneously, Aetna provided an $8.4 million loan to these partnerships. The loan is payable from operations of the properties and matures in May 2008. Aetna's aggregate $8.5 million investment earns a preferred return of up to 20%. Aetna shares in the decision-making regarding the operations of the properties, and Tarragon will account for its investment in this joint venture using the equity method.

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

In the first quarter of 2001, proceeds from borrowings generated $20.2 million from the refinancing of mortgages on directly owned properties, construction loan fundings, and net borrowings under line of credit facilities. Of the net borrowings under line of credit facilities, we received net advances totaling $1.6 million from affiliates of William S. Friedman, our President, Chief Executive Officer, and Chairman of our Board of Directors.

Principal payments on notes payable totaling $100.7 million come due during the remainder of 2001, including $97.1 million of balloon payments. We intend to pay off or extend the loans as they come due largely through refinancings. Of the balloon payments due in 2001, $9.6 million represents amounts due under the $35 million revolving credit facility, which has two six-month extension options, and $6 million is due under a line of credit that has a one-year extension option. We estimate that refinancing of directly owned properties will generate $18 million in net cash proceeds during the remainder of 2001. We believe we can arrange new financing as needed.

In the first quarter of 2001, we received $1.9 million in net cash proceeds from the sale of real estate. We sold one property and a portion of another property with an aggregate net carrying amount of $4.2 million and paid off mortgages totaling $2.9 million. We estimate proceeds from the sale of real estate will provide an additional $38 million during 2001.

As of March 31, 2001, we had entered into contracts and reservations for the sale of 71% of the apartments at the 5600 Collins condominium conversion for a total of $43.7 million. During the first quarter of 2001, we closed the sale of 33 condominium units for $5.8 million and recognized a net profit of $1.5 million, or 26% of the gross sale revenue. After closing costs and release payments on the mortgage, we received net cash proceeds of $2.1 million. During the first quarter of 2001, Tarragon spent $3.9 million on capital improvements and unit renovations in connection with the condominium conversion.

In January 2001, we purchased an apartment community in New Haven, Connecticut, for $7.7 million, $6.8 million of which was financed with a mortgage. We paid $974,000 in cash at closing.

In the first quarter of 2001, Tarragon made capital improvements to its consolidated real estate of $18.9 million, (excluding expenditures at 5600 Collins discussed above). Of this amount, $16.9 million was spent on construction at our development properties. We expect to spend approximately $20.7 million on construction of four apartment communities in various stages of development during the remainder of 2001, all of which will be funded by construction loans. We plan to invest approximately $4.1 million in capital improvements to our directly owned operating properties during the remainder of 2001.

We received distributions of $2.7 million from two partnerships during the first quarter of 2001 from the mortgage refinancing of three properties. We expect to receive an additional $7 million from partnerships' financing activities during the remainder of 2001.

During the first quarter of 2001, Tarragon advanced $1.4 million to two partnerships for development costs of the Las Olas River House condominium development and a 278-unit apartment community in Murfreesboro, Tennessee.

The Board of Directors has authorized a stock repurchase program. We will continue to repurchase shares of our common stock as long as we believe the fair market value of our net assets per share is substantially greater than the market price of our stock. During the first quarter of 2001, Tarragon repurchased 95,913 shares of its common stock in open market transactions at a cost of $1 million. As of March 31, 2001, there were 641,461 remaining shares authorized for repurchase. Subject to market conditions, we expect to repurchase shares of our common stock in 2001 at a rate consistent with prior years.

Results of Operations

The significant components of the $899,000 decrease in the net loss between 2000 and 2001 are discussed in the following paragraphs.

The apartment communities acquired directly in 2001 and 2000 decreased net operating results $340,000. This amount is comprised of increases in net rental income (rental revenue less property operating expenses) of $953,000, interest expense of $784,000, and depreciation of $509,000. At March 31, 2001, Tarragon's directly owned multifamily properties accounted for 89% of its real estate and included 10,092 operating apartment units, and its directly owned commercial properties included 1.5 million square feet.

Properties sold in 2000 and 2001 resulted in decreases in net rental income of $366,000 and interest expense of $280,000.

For properties held in both years, interest expense increased $907,000, approximately half of which is due to long term and interim mortgage financing which increased indebtedness by $29 million since March 31, 2000. The remainder is due to a development property that began operations in January 2000.

For properties held in both years, depreciation expense increased $779,000. Of this amount, $400,000 resulted from resuming depreciation of three properties reclassified from held for sale to held for investment, and $100,000 was depreciation for the period during which one of the properties was held for sale.

The acquisition of additional interests in ten partnerships in February 2000 contributed to the improvement in earnings. The properties of these ten partnerships are now consolidated. They were accounted for using the equity method during January 2000. Most of these properties were in lease-up or under development and reported operating losses in January 2000, resulting in an increase in net operating results of $258,000. An increase in equity in earnings of partnerships of $225,000 resulted from the transfer of ownership of The Villages at Gateway to Devonshire Apartment Owners, L.L.C., in July 2000. Tarragon has a noncontrolling interest in Devonshire and accounts for its investment using the equity method. This transfer also resulted in decreases in net rental income of $593,000 and interest expense of $495,000. The properties owned by Ansonia Apartments, L.P., accounted for an increase of $212,000 due to property management fees paid to Tarragon since the acquisition of Accord Properties Associates, L.L.C., in January 2001 and, to a lesser extent, higher rental and occupancy rates.

The remainder of the decrease in the net loss between periods is principally from the net profit on the sale of condominium units, the gains on insurance settlements, and the increases in gains on sale of real estate and gains on investments.

Allowance for Estimated Losses and Provisions for Losses

Tarragon periodically reviews the carrying values of properties held for sale. Generally accepted accounting principles require the carrying value of a property held for sale not to exceed the lower of its cost or its estimated fair value less costs to sell. In instances where a property's estimated fair value less costs to sell is less than its carrying value at the time of evaluation, we provide an allowance for loss by making a charge against operations. Our review of properties held for sale generally includes selective site inspections, comparing the property's current rents to market rents, reviewing the property's expenses and maintenance requirements, discussions with the property manager, a review of the surrounding area, and estimates of future cash flows. We may make adjustments to estimated fair value based on future reviews.

Tarragon also evaluates its properties held for investment for impairment whenever events or changes in circumstances indicate that a property's carrying value may not be recoverable. This evaluation generally consists of reviewing the property's cash flow and current and projected market conditions, as well as changes in general and local economic conditions. If we conclude that a property has been impaired, we reduce its carrying value to its estimated fair value by making a charge against current earnings.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Tarragon is exposed to market risk from changes in interest rates that may adversely affect our financial position, results of operations, and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage such exposure through our regular operating and financing activities. We do not trade or speculate in financial instruments. The effects of potential changes in these market risks are discussed below. The sensitivity analyses presented do not consider the effects that such changes may have on overall economic activity, nor do they consider additional actions management may take to mitigate Tarragon's exposure to such changes. Actual results may differ.

At March 31, 2001, Tarragon had approximately $170 million of variable rate debt. The primary base rate is the 30-day LIBOR. Using this balance of debt, if LIBOR or any other indexes on which the rates are based increased by 100 basis points (1%), our pre-tax earnings and cash flows would decrease by approximately $1.7 million. On the other hand, if interest rates decreased by 100 basis points, our pre-tax earnings and cash flows would increase by approximately $1.7 million.

At March 31, 2001, unconsolidated partnerships had approximately $29 million of variable rate debt. A 100 basis point increase in the index on which the rates are based would reduce our pre-tax earnings by approximately $177,000 (based on our interests in the partnerships). A 100 basis point decrease in the index on which the rates are based would increase our pre-tax earnings by approximately $177,000. Assuming these partnerships distribute all of their available cash to the partners, our cash flow would be changed by these same amounts.

Tarragon has entered into a reverse repurchase agreement with an investment bank for a mortgage-backed security, or MBS, secured by a mortgage on one of our properties. In general, if market interest rates increase, the value of the MBS decreases, requiring the deposit of more funds with the investment bank (assuming no change in margin requirements). Conversely, a decrease in market interest rates generally increases the value of the MBS and allows the release of margin funds held by the investment bank (again assuming no change in margin requirements). The repurchase price of our MBS bears interest at a variable rate, which generally approximates 30-day LIBOR. An increase in interest rates of 100 basis points would result in a decrease of $155,000 in our pre-tax earnings and a decrease of $450,000 in our cash flow. A 100 basis point decrease in interest rates would result in an increase of $155,000 in our pre-tax earnings and an increase of $467,000 in our cash flow.





                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         None.

(b)      Reports on Form 8-K:

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            TARRAGON REALTY INVESTORS, INC.


Date:  May 15, 2001                         By: /s/ William S. Friedman
     --------------------------------          ----------------------------------------------
                                                  William S. Friedman
                                                  President, Chief Executive
                                                  Officer, Director, and Chairman of the
                                                  Board of Directors





Date:  May 15, 2001                         By: /s/ Erin D. Davis
     --------------------------------          ----------------------------------------------
                                                  Erin D. Davis
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial and Accounting
                                                  Officer)