Form 10-Q
period 2001-06-30
TARRAGON REALTY INVESTORS INC
filed 2001-08-14
CIK 1038217

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2001
                                                 -------------

                                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from.................to.................

                          Commission File Number 0-8003
                                                 ------

                         TARRAGON REALTY INVESTORS, INC.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

                      Nevada                                  94-2432628
-------------------------------------------------      ------------------------
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
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---     ---


Common Stock, $.01 per value                                 7,440,710
----------------------------                     -------------------------------
          (Class)                                (Outstanding at August 7, 2001)

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements for the period ended June 30, 2001, have not been audited by independent certified public accountants, but, in our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of consolidated financial position, consolidated results of operations, and consolidated cash flows at the dates and for the periods indicated have been included.

                         TARRAGON REALTY INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                         June 30,      December 31,
                                                                                       ------------    ------------
                                                                                           2001            2000
                                                                                       ------------    ------------
                               Assets
Real estate held for sale (net of accumulated depreciation of $16,353 in 2001
  and $13,584 in 2000) .............................................................   $     86,678    $     67,555
Less - allowance for estimated losses ..............................................             --             (71)
                                                                                       ------------    ------------
                                                                                             86,678          67,484
Real estate held for investment (net of accumulated
  depreciation of $62,549 in 2001 and $62,681 in 2000) .............................        348,535         395,351
Investments in and advances to partnerships ........................................         35,356          29,882
Cash and cash equivalents ..........................................................          9,469           4,141
Restricted cash ....................................................................          7,171           7,597
Other assets, net ..................................................................         19,169          16,477
                                                                                       ------------    ------------
                                                                                       $    506,378    $    520,932
                                                                                       ============    ============
                      Liabilities and Stockholders' Equity
Liabilities
Notes, debentures, and interest payable (including $8,391 in 2001 and $6,758 in
  2000 due to affiliates) ..........................................................   $    409,755    $    426,285
Other liabilities ..................................................................         17,007          15,295
                                                                                       ------------    ------------
                                                                                            426,762         441,580
Commitments and contingencies.......................................................
Minority interest ..................................................................          6,833           5,226
Stockholders' equity
Common stock, $.01 par value; authorized shares, 20,000,000; shares outstanding, 7,466,345 in 2001 and 7,590,112 in 2000 (after deducting
  3,919,810 shares in 2001 and 3,782,218 shares in 2000 held in treasury) ..........             75              76
Special stock, $.01 par value; authorized shares, 7,500,000; shares
  outstanding, none ................................................................             --              --
Preferred stock, $.01 par value; authorized shares, 2,500,000; shares outstanding, 607,777 in 2001 and 588,274 in 2000; liquidation preference,
  $7,293 in 2001 and $7,059 in 2000, or $12 per share ..............................              6               6
Paid-in capital ....................................................................        301,986         302,205
Retained deficit ...................................................................       (229,284)       (228,161)
                                                                                       ------------    ------------
                                                                                             72,783          74,126
                                                                                       ------------    ------------
                                                                                       $    506,378    $    520,932
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

                         TARRAGON REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                For the Three Months       For the Six Months
                                                                    Ended June 30,            Ended June 30,
                                                                ---------------------     ---------------------
                                                                    2001         2000         2001         2000
                                                                --------     --------     --------     --------
Revenue
  Rentals ..................................................    $ 20,701     $ 22,371     $ 42,059     $ 43,092
  Condominium unit sales ...................................       6,788           --       12,555           --
  Interest .................................................          44           50           77          147
  Management fees ..........................................          32           99          161          198
  Equity in income (loss) of partnerships ..................       1,310          320        1,506         (239)
                                                                --------     --------     --------     --------
                                                                  28,875       22,840       56,358       43,198
Expenses
  Property operations ......................................      10,840       11,108       21,768       21,632
  Costs of condominium unit sales ..........................       4,827           --        9,108           --
  Interest (including $110 in the three month period
     and $236 in the six month period ended June 30,
     2001, to affiliates) ..................................       6,658        7,820       14,439       14,686
  Depreciation .............................................       4,208        3,710        8,661        6,850
  Amortization of goodwill .................................         167          127          335          254
  General and administrative
     Corporate .............................................       1,807        1,338        3,735        2,849
     Property ..............................................       1,008          976        2,000        1,991
                                                                --------     --------     --------     --------
                                                                  29,515       25,079       60,046       48,262
                                                                --------     --------     --------     --------
(Loss) before minority interest in income of
  consolidated partnership, gain on sale of real
  estate, gain (loss) on investments, gain on
  insurance settlement, litigation gain, extraordinary
  items, and cumulative effect of change in accounting
  principle ................................................        (640)      (2,239)      (3,688)      (5,064)
Minority interest in income of consolidated
  partnership ..............................................        (111)         (98)        (222)        (162)
Gain on sale of real estate ................................         174          281          788          378
Gain (loss) on investments .................................         (76)          26           51           46
Gain on insurance settlement ...............................          --           --          306           --
Litigation gain ............................................       2,295           --        2,295           --
                                                                --------     --------     --------     --------
Income (loss) from continuing operations ...................       1,642       (2,030)        (470)      (4,802)
Extraordinary items ........................................        (470)        (826)        (570)        (839)
Cumulative effect of change in accounting principle ........          --           --          326           --
                                                                --------     --------     --------     --------
Net income (loss) ..........................................       1,172       (2,856)        (714)      (5,641)
Dividends on cumulative preferred stock ....................        (186)         (60)        (373)         (60)
                                                                --------     --------     --------     --------
Net income (loss) available to common stockholders .........    $    986     $ (2,916)    $ (1,087)    $ (5,701)
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

                         TARRAGON REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                  For the Three Months              For the Six Months
                                                                     Ended June 30,                    Ended June 30,
                                                             ------------------------------    ------------------------------
                                                                  2001             2000             2001             2000
                                                             -------------    -------------    -------------    -------------
Comprehensive income (loss):
Net income (loss) ........................................   $       1,172    $      (2,856)   $        (714)   $      (5,641)
Unrealized net (losses) on marketable equity
  securities .............................................              --              (10)              --              (27)
Realized gains on marketable equity securities ...........              --              (26)              --              (46)

                                                             -------------    -------------    -------------    -------------
Comprehensive income (loss) ..............................   $       1,172    $      (2,892)   $        (714)   $      (5,714)
                                                             =============    =============    =============    =============

Earnings per common share -- basic and diluted
Income (loss) from continuing operations available to
  common stockholders ....................................   $         .19    $        (.25)   $        (.11)   $        (.58)
Extraordinary items ......................................            (.06)            (.10)            (.08)            (.10)
Cumulative effect of change in accounting principle ......              --               --              .04               --
                                                             -------------    -------------    -------------    -------------
Net income (loss) available to common stockholders .......   $         .13    $        (.35)   $        (.15)   $        (.68)
                                                             =============    =============    =============    =============


Weighted average shares of common stock used in
  computing earnings per common share ....................       7,475,450        8,226,438        7,511,212        8,443,703
                                                             =============    =============    =============    =============


Weighted average shares of common stock
  used in computing earnings per common
  share - assuming dilution ..............................       7,640,178        8,226,438        7,511,212        8,443,703
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

                         TARRAGON REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                            For the Six Months
                                                                                              Ended June 30,
                                                                                           --------------------
                                                                                             2001        2000
                                                                                           --------    --------
Cash Flows from Operating Activities
    Net  (loss) ........................................................................   $   (714)   $ (5,641)
    Adjustments to reconcile net (loss) to net cash provided by (used in)
      operating activities:
      Cumulative effect of change in accounting principle ..............................       (326)         --
      Extraordinary items of unconsolidated partnerships ...............................        100          --
      Gain on insurance settlement .....................................................       (306)         --
      Gain on investments ..............................................................        (51)        (46)
      Gain on sale of real estate ......................................................       (788)       (378)
      Minority interest in income of consolidated partnership ..........................        222         162
      Depreciation and amortization ....................................................     10,401       8,462
      Equity in (income) loss of partnerships ..........................................     (1,506)        239
      Interest on advances to partnerships .............................................         --         (37)
      Decrease in condominium development costs ........................................        495          --
      Write-off of deferred borrowing costs in connection with refinancings ............        470         337
      Changes in other assets and liabilities, net of effects of noncash investing and financing activities:
        (Increase) in interest receivable ..............................................         (8)         (1)
        (Increase) in other assets .....................................................     (2,144)     (3,207)
        Increase  (decrease) in other liabilities ......................................      1,193        (219)
        (Decrease) in interest  payable ................................................        (13)        (78)
                                                                                           --------    --------
         Net cash provided by (used in) operating activities ...........................      7,025        (407)

Cash Flows from Investing Activities
  Acquisition  of real estate ..........................................................       (974)       (725)
  Acquisition of Accord Properties Associates, LLC .....................................       (300)         --
  Proceeds  from the sale of real  estate ..............................................      2,211       4,823
  Real estate  improvements ............................................................    (32,977)    (24,758)
  Earnest money  deposits paid, net ....................................................     (1,701)     (1,056)
  Note receivable collections ..........................................................        220          25
  Proceeds from sale of marketable equity securities ...................................         --         385
  Net contributions and advances to partnerships .......................................     (2,271)     (3,254)
  Distribution to minority partner of consolidated partnership .........................       (115)         --
                                                                                           --------    --------
     Net cash (used in) investing  activities ..........................................    (35,907)    (24,560)





              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                         TARRAGON REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                            For the Six Months
                                                                                              Ended June 30,
                                                                                           --------------------
                                                                                             2001        2000
                                                                                           --------    --------
Cash Flows from Financing Activities
  Proceeds from  borrowings ............................................................   $ 58,601    $ 78,773
  Payments of mortgage notes payable ...................................................    (26,790)    (52,416)
  Advances from affiliates,  net .......................................................      1,578       1,144
  Margin account repayments,  net ......................................................       (339)       (422)
  Replacement escrow receipts, net .....................................................        231         190
  Distributions from partnerships' financing activities ................................      2,664         381
  Repurchase of shares of common stock .................................................     (1,560)     (4,083)
  Retirement  of preferred  stock ......................................................        (53)        (11)
  Proceeds from the exercise of stock options ..........................................         64         140
  Dividends to common stockholders .....................................................         --      (1,075)
  Dividends to preferred  stockholders .................................................       (186)         --
                                                                                           --------    --------
    Net cash provided by financing activities ..........................................     34,210      22,621
                                                                                           --------    --------

Net increase (decrease) in cash and cash equivalents ...................................      5,328      (2,346)
Cash and cash equivalents, beginning of period .........................................      4,141       3,951
                                                                                           --------    --------
Cash and cash  equivalents,  end of period .............................................   $  9,469    $  1,605
                                                                                           ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest  paid .........................................................................   $ 13,787    $ 14,240
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

                         TARRAGON REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                               For the Six Months
                                                                                                 Ended June 30,
                                                                                             ----------------------
                                                                                                  2001         2000
                                                                                             ---------    ---------
   SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

   Changes in assets and liabilities in connection with the purchase of real estate:
       Real estate .......................................................................   $   7,700    $ 140,876
       Restricted cash ...................................................................          54          609
       Investments in and advances to partnerships .......................................          --      (21,089)
       Other assets ......................................................................         120        1,295
       Notes and interest payable ........................................................      (6,770)    (114,742)
       Other liabilities .................................................................        (130)      (1,224)
       Minority interest .................................................................          --       (5,000)
                                                                                             ---------    ---------
         Cash paid .......................................................................   $     974    $     725
                                                                                             =========    =========
   Assets written off and liabilities released in connection with the sale of real estate:
        Real estate ......................................................................   $   4,451    $   6,984
        Allowance for estimated losses ...................................................         (71)          --
        Other assets .....................................................................         (24)          (8)
        Notes and interest payable .......................................................      (2,920)      (2,497)
        Other liabilities ................................................................         (13)         (34)
        Gain on sale .....................................................................         788          378
                                                                                             ---------    ---------
          Cash received ..................................................................   $   2,211    $   4,823
                                                                                             =========    =========
   Effect on assets and liabilities of the deconsolidation of three properties in connection with a joint venture with Aetna Life Insurance Company:
        Real estate ......................................................................   $ (57,722)   $      --
        Investments in and advances to partnerships ......................................       4,793           --
        Cash .............................................................................         100           --
        Other assets .....................................................................      (1,220)          --
        Notes and interest payable .......................................................      53,587           --
        Other liabilities ................................................................         462           --
                                                                                             ---------    ---------
                                                                                             $      --    $      --
                                                                                             =========    =========






              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Operating results for the six month period ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2000. Dollar amounts in tables are in thousands.

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

In April 2001, we sold a portion of K-Mart Charlotte for $375,000, receiving net cash proceeds of $354,000. We recognized a gain on the sale of $174,000.

During the six month period ended June 30, 2001, we sold 65 condominium units at 5600 Collins Avenue in Miami Beach, Florida, for an aggregate sale price of $12.5 million and recognized a net profit of $3.4 million, or 27% of the gross sale revenue. After closing costs and release payments on the mortgage, we received net cash proceeds of $4.4 million.

In April 2001, we reclassified an apartment community with a net carrying value of $14.1 million and a shopping center with a $5.5 million net carrying value to real estate held for sale upon entering into contracts to sell the properties to third parties. We ceased depreciating these properties in April 2001. The sale of the shopping center closed in July 2001. In June 2001, we reclassified an apartment community with a $4.6 million net carrying value to real estate held for sale upon entering into a contract to sell the property to a third party. We ceased depreciating this property in June 2001.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 3.  INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

Investments in and advances to partnerships, accounted for using the equity method, consisted of the following at June 30, 2001:

801  Pennsylvania  Avenue ....................................................   $    79
Ansonia  Apartments,  L.P. ...................................................    12,740
Antelope  Pines  Estates,  L.P. ..............................................       231
Calistoga  Ranch Owners,  L.L.C. .............................................        --
Danforth  Apartment Owners,  L.L.C. ..........................................       626
Devonshire  Apartment Owners,  L.L.C. ........................................        --
Lake Sherwood  Partners,  L.L.C. .............................................       418
Larchmont  Associates,  L.P. .................................................     2,191
Merritt 8  Acquisitions,  L.L.C. .............................................     2,558
Merritt  Stratford,  L.L.C. ..................................................       518
One Las  Olas,  Ltd. .........................................................     8,272
Sacramento  Nine .............................................................       645
Stone Creek  Associates  I, L.L.C. ...........................................       919
Summit/Tarragon  Murfreesboro,  L.L.C. .......................................     1,350
Tarragon  Savannah I & II,  L.L.C. ...........................................     2,955
Vineyard at Eagle  Harbor,  L.L.C. ...........................................       855
Woodcreek Garden  Apartments,  L.P. ..........................................       999
                                                                                 -------
                                                                                 $35,356
                                                                                 =======


We hold noncontrolling interests in each of the above partnerships as the outside partners participate in the day-to-day management and decision-making activities of the partnerships. Therefore, we account for our investments in these partnerships using the equity method.

In May 2001, we entered into a joint venture with Aetna Life Insurance Company. Aetna contributed $100,000 for 1% interests in Danforth Apartment Owners, L.L.C., owner of The Club at Danforth; Tarragon Savannah I, L.L.C. and Tarragon Savannah II, L.L.C., owners of The Links at Georgetown Phases I and II, respectively; and Vineyard at Eagle Harbor, L.L.C., owner of The Vineyard at Eagle Harbor. Prior to May 2001, we consolidated these properties after acquiring Robert C. Rohdie's interests in them in February 2000. At the same time, Aetna made a nonrecourse loan of $8.4 million to Tarragon affiliates, collateralized only by its interest in the joint ventures, and payable out of Tarragon's affiliates' share of distributions of cash flow, income, and other proceeds from the joint ventures. The loan matures in November 2010. Aetna has a preference on cash from operation, sale, or refinancing of the properties to provide it an internal rate of return of up to 20% through May 2008, and up to 40% after that date. Because Aetna shares in decision-making regarding the operations of the properties, Tarragon now uses the equity method to account for the operations of the joint ventures.

In 1999, Tarragon contributed $400,000 to Calistoga Ranch Owners, L.L.C. The company intended to acquire Calistoga Ranch Resorts, a luxury residential development with resort-type amenities on approximately 167 acres in Napa County, California. An unaffiliated 95% partner held an option to purchase the land. In a series of transactions in 2000 and 2001, companies in which Calistoga Ranch Owners holds an interest acquired the option and arranged funding sufficient to purchase the land, to repay costs of acquiring the option, and to repay Tarragon's initial contribution along with interest at 12%. The interest amount and Tarragon's share of proceeds from transfer of the option total $133,000 and are reflected in equity in income (loss) of partnerships in the Consolidated Statements of Operations.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 3.  INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS (Continued)

In June 2001, we contributed $418,000 to Lake Sherwood Partners and received a 70% interest. The partnership acquired land in Orlando, Florida, and will construct a 342-unit apartment complex at a cost of approximately $24 million, of which $23.3 million will be funded from construction and other loans. The other partner and its principals have guaranteed the construction loan and will supervise construction of the property. Tarragon has committed to contribute funds to cover costs not funded by the loans; in addition, Tarragon will contribute for one year after completion of the project amounts that may be required for debt service, taxes, insurance, or operating expenses to the extent the property's revenues are insufficient.

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

Below are summarized financial data for Ansonia and all other partnerships as of and for the six months ended June 30, 2001 (unaudited):

    June 30, 2001
                                                                                     All
                                                   Ansonia          Other        Partnerships
                                                 ------------    ------------    ------------
Real estate                                      $    102,299    $    186,923    $    289,222
Accumulated depreciation                               (6,572)        (12,688)        (19,260)
Other assets                                            5,020           7,748          12,768
Notes and interest payable                            (86,490)       (160,299)       (246,789)
Other liabilities                                      (3,078)         (2,403)         (5,481)
                                                 ------------    ------------    ------------
Partners' capital                                $     11,179    $     19,281    $     30,460
                                                 ============    ============    ============

Our proportionate share of capital               $     11,179    $     20,478    $     31,657
Advances, net                                           1,561           2,138           3,699
                                                 ------------    ------------    ------------
Investments in and advances to partnerships      $     12,740    $     22,616    $     35,356
                                                 ============    ============    ============

Six months ended  June 30, 2001

Rental revenue                                   $     10,013    $     12,553    $     22,566
Property operating expenses                            (4,711)         (5,310)        (10,021)
Interest expense                                       (3,468)         (3,752)         (7,220)
Depreciation expense                                   (1,485)         (1,861)         (3,346)
                                                 ------------    ------------    ------------
Income before extraordinary items                         349           1,630           1,979
Extraordinary items                                      (100)             --            (100)
                                                 ------------    ------------    ------------
Net income                                       $        249    $      1,630    $      1,879
                                                 ============    ============    ============
Equity in income of partnerships                 $        349    $      1,157    $      1,506
                                                 ============    ============    ============
Our proportionate share of extraordinary items   $       (100)   $         --    $       (100)
                                                 ============    ============    ============

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 4.  NOTES AND INTEREST PAYABLE

In the first half of 2001, we obtained fixed rate second mortgage financing on two apartment communities totaling $1.9 million and variable rate first mortgage financing of $17.8 million on one apartment community. We received aggregate net proceeds of $2.4 million after the payoff of a $16.2 million mortgage, closing costs, and establishing required escrows. We wrote off $470,000 of deferred borrowing costs associated with the existing $16.2 million mortgage that was paid off. This amount is included in extraordinary items in the accompanying Statements of Operations for the three and six month periods ended June 30, 2001.

Also during the first half of 2001, we received net advances totaling $1.6 million from affiliates of William S. Friedman, our President and Chief Executive Officer and Chairman of our Board of Directors, pursuant to a line of credit arrangement. Advances under the line of credit, totaling $8.3 million as of June 30, 2001, bear interest at LIBOR plus 1% per annum and mature in January 2003.


NOTE 5.  MINORITY INTEREST

In February 2000, Tarragon acquired the interests of Robert C. Rohdie and certain of his affiliates in ten apartment communities for a total value of up to $10 million. Mr. Rohdie's preferred interest in the operating partnership was initially valued at $5 million (based on the value of five of the ten properties that had been completed). In January 2001, we increased his preferred interest by $1.5 million to reflect completion and revaluation of two more of the properties. After the end of the second quarter, in July 2001, we increased his preferred interest by another $2.25 million to reflect completion and lease-up of another two properties.

NOTE 6.  GAIN ON INSURANCE SETTLEMENT

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

NOTE 7.  LITIGATION GAIN

In June 2001, Tarragon received a net distribution of $2.3 million, after deduction of attorney's fees and expenses, in connection with the settlement of a derivative lawsuit against a bank.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE 8.  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

On January 1, 2001, we recognized income of $326,000 due to the cumulative effect of a change in accounting principle resulting from the adoption of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This income resulted from a previously unrecognized increase in the value of the underlying security of a reverse repurchase agreement that was a derivative. We entered into this reverse repurchase agreement with an investment bank in 1996 as a means of financing our purchase of the mortgage backed security issued by the lender in connection with the financing of Heather Hill Apartments. In May 2001, we terminated the reverse repurchase agreement and sold the mortgage backed security. After adoption of SFAS No. 133 and through the date of sale, we recognized a net gain of $51,000, which is included in "Gain (loss) on investments" in the accompanying Statement of Operations for the six months ended June 30, 2001.

NOTE 9.  EARNINGS PER COMMON SHARE

Earnings per common share have been computed based on the weighted average number of shares of common stock outstanding for the three and six month periods ended June 30, 2001 and 2000. The information presented for 2000 has been restated to give effect to the stock dividend declared December 18, 2000. Following is a reconciliation of the weighted average shares of common stock outstanding used in the computation of earnings per common share and earnings per common share - assuming dilution. The effect of stock options on weighted average shares of common stock outstanding - assuming dilution for the six month period ended June 30, 2001, and the three and six month periods ended June 30, 2000, is not reflected because their effect is anti-dilutive due to net losses in those periods.


                                                 For the Three Months     For the Six Months
                                                    Ended June 30,          Ended June 30,
                                                 ---------------------   ---------------------
                                                    2001        2000        2001        2000
                                                 ---------   ---------   ---------   ---------
Weighted average shares of common stock
  outstanding ................................   7,475,450   8,226,438   7,511,212   8,443,703
Effect of stock options ......................     164,728          --          --          --
                                                 ---------   ---------   ---------   ---------
Weighted average shares of
  common stock outstanding -
  assuming dilution ..........................   7,640,178   8,226,438   7,511,212   8,443,703
                                                 =========   =========   =========   =========

NOTE 10.  COMMITMENTS AND CONTINGENCIES

Tarragon is party to various claims and routine litigation arising in the ordinary course of business. We do not believe the results of such claims and litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position, or results of operations.

Tarragon is not aware of any liability relating to federal, state, and local environmental laws, ordinances, and regulations that would have a material adverse effect on our business, financial position, or results of operations.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 11.  SEGMENT REPORTING

Tarragon's business includes two segments. The traditional business of Tarragon is organized as the real estate investment division, which includes the stabilized apartment and commercial properties that constitute Tarragon's core real estate portfolio. Through intensive management and continual capital improvement, Tarragon's objective is to continually raise the core portfolio income. The cash flow from the core portfolio and the mortgage proceeds generated from periodic refinancings provide the capital for what is now Tarragon's principal division: real estate development. We make a determination at the beginning of each fiscal year as to the classification of our properties between the two divisions. We will reclassify properties from the development division to the investment division once they have achieved stabilized operations (as defined below). We will reclassify properties for which we have initiated renovation or reposition activities from the investment division to the development division.

o Development. Assets in this division are under development or in initial lease-up, under renovation, reposition, or conversion to condominiums, or land held for investment or development. Properties under reposition are receiving cosmetic and strategic improvements and management changes intended to reposition them for higher rents. As of June 30, 2001, this segment included 24 directly owned properties, including 2,978 apartment units (915 of which are under construction), an apartment community undergoing condominium conversion, and five suburban office parks and three shopping centers under reposition with 886,728 square feet, as well as thirteen properties owned through joint ventures, including 1,709 apartment units (278 of which are under construction), a condominium project under development, and a 163,986 square foot Connecticut office building under reposition.

o Investment. This division includes properties with stabilized operations. We define these as properties with stabilized market rate occupancy with market rents for comparable product in the property's market and which are subject to neither renovation nor repositioning. As of June 30, 2001, this segment included 50 directly owned properties, with 7,053 apartment units and 602,266 square feet of commercial space, as well as 20 properties owned through joint ventures, with 4,495 apartment units and 102,937 square feet of commercial space.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 11.  SEGMENT REPORTING (Continued)

The following table summarizes operating data and identifiable assets of our real estate and investments in partnerships for our two segments (dollars in thousands).

                                                                               For the Six Months
                                                                                 Ended June 30,
                                                                              --------------------
                                                                                2001        2000
                                                                              --------    --------
Revenues:
  Investment .............................................................    $ 29,480    $ 27,401
  Development ............................................................      26,478      11,177
  Properties sold during  period .........................................         138          --
  Properties sold after June 30, 2000 ....................................          --       4,222
  Corporate and other ....................................................         262         398
                                                                              --------    --------
                                                                              $ 56,358    $ 43,198
                                                                              ========    ========

Net operating income (1):
  Investment .............................................................    $ 14,234    $ 14,445
  Development ............................................................       7,242       5,981
  Properties sold during period ..........................................          85          --
  Properties sold after June 30, 2000 ....................................          --       2,282
                                                                              --------    --------
                                                                              $ 21,561    $ 22,708
                                                                              ========    ========
Funds from operations (2):
  Investment .............................................................    $  5,145    $  3,752
  Development ............................................................        (249)        163
  Properties sold during  period .........................................          48          --
  Properties sold after June 30, 2000 ....................................          --         660
  Corporate and other adjustments:
     Interest expense ....................................................        (533)       (630)
     Amortization of goodwill ............................................        (335)       (254)
     Minority interest in income of consolidated partnership .............        (222)       (162)
     Gain on investments .................................................          51          46
     Interest and management fee income ..................................         238         345
                                                                              --------    --------
                                                                              $  4,143    $  3,920
                                                                              ========    ========
Adjustments to reconcile funds from operations to net (loss):
  Condominium  unit sales ................................................    $ 12,555    $     --
  Costs of  condominium  unit sales ......................................      (9,108)         --
  Depreciation and amortization of real estate assets ....................      (9,158)     (7,165)
  Depreciation and amortization of real estate assets of partnerships ....      (2,744)     (1,935)
  Distribution from partnerships in excess of investments in the
     partnerships ........................................................         453          --
  Gain on sale of real estate ............................................         788         378
  Gain on insurance  settlement ..........................................         306          --
  Litigation gain.........................................................       2,295          --
  Extraordinary  items (3) ...............................................        (570)       (839)
  Cumulative effect of change in accounting principle ....................         326          --
                                                                              --------    --------
Net (loss) ...............................................................    $   (714)   $ (5,641)
                                                                              ========    ========


                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 11.  SEGMENT REPORTING (Continued)

                                                                               For the Six Months
                                                                                 Ended June 30,
                                                                             ----------------------
                                                                               2001         2000
                                                                             ---------    ---------
Equity in income (loss) of partnerships:
  Investment .............................................................   $   1,244    $     108
  Development ............................................................         262         (347)
                                                                             ---------    ---------
                                                                             $   1,506    $    (239)
                                                                             =========    =========



                                                                                    June 30,
                                                                             ----------------------
                                                                                2001         2000
                                                                             ---------    ---------
Identifiable assets:
  Real estate net of accumulated depreciation:
     Investment ..........................................................   $ 207,291    $ 212,711
     Development .........................................................     227,922      228,192
     Properties  sold after June 30, 2000 ................................          --       14,936
                                                                             ---------    ---------
                                                                             $ 435,213    $ 455,839
                                                                             =========    =========

  Investments in and advances to partnerships:
     Investment ..........................................................   $  13,313    $  10,481
     Development .........................................................      22,043       20,267
                                                                             ---------    ---------
                                                                             $  35,356    $  30,748
                                                                             =========    =========


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

(3) Extraordinary items include exit fees, prepayment penalties, and the write-off of deferred financing expenses in connection with refinancings of mortgages secured by real estate.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 12.  ACQUISITION OF ACCORD PROPERTIES ASSOCIATES, LLC

Pursuant to an Acquisition Agreement dated November 15, 2000, but effective January 1, 2001, Tarragon acquired 100% of the membership interest in Accord Properties Associates, LLC, a Connecticut limited liability company, from Robert Rothenberg, Saul Spitz, and Eileen Swenson. Accord managed the Ansonia portfolio and other properties in Connecticut.

Tarragon acquired the membership interest in Accord for $300,000 in cash, 25,000 shares of Tarragon 10% Cumulative Preferred Stock, and options to acquire 198,000 shares of Tarragon common stock issued to Messrs. Rothenberg and Spitz and Ms. Swenson under Tarragon's Share Option and Incentive Plan. The options vest over three years, have a ten-year term, and have an exercise price of $9.55. The fair value of the options was estimated using the Black-Scholes pricing model. The total fair value of the purchase consideration was $1.6 million.

Mr. Rothenberg, Ms. Swenson, and Mr. Spitz joined Tarragon as executive officers in September 2000, and Mr. Rothenberg was appointed as a member of Tarragon's Board of Directors on September 25, 2000.

NOTE 13.  RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 142, "Goodwill and Other Intangible Assets," becomes effective for us on January 1, 2002. SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized as expenses of operations, but rather carried on the balance sheet as permanent assets. These assets will be subject to at least annual assessment for impairment by applying a fair-value-based test. Amortization of goodwill and other indefinite-lived intangible assets amounted to $399,000 for the first six months of 2001 and is projected to be $796,000 for the full year of 2001. These amounts, under SFAS No. 142, will not be recorded in years after 2001. We are developing plans to determine fair values of our operations in which goodwill and other indefinite-lived intangible assets have been recorded and will assess whether an impairment charge is warranted as of January 1, 2002, or at any other assessment dates.

At June 30, 2001, goodwill and other intangible assets with indefinite useful lives in the amount of $3.1 million are included in "Other assets, net" in the accompanying Consolidated Balance Sheets.

NOTE 14.  SUBSEQUENT EVENTS

In July 2001, we sold the K-Mart building in Temple Terrace, Florida, for $7.7 million. After closing costs, we received net cash proceeds of $1.9 million and recognized a gain of $1.9 million.

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

In the first half of 2001, proceeds from borrowings generated $42.8 million from the refinancing of mortgages on directly owned properties, construction loan fundings, and net borrowings under line of credit facilities. Of the net borrowings under line of credit facilities, we received net advances totaling $1.6 million from affiliates of William S. Friedman, our President, Chief Executive Officer, and Chairman of our Board of Directors.

Principal payments on notes payable totaling $55.7 million come due during the remainder of 2001, including $54 million of balloon payments. We intend to pay off or extend the loans as they come due largely through refinancings. Of the balloon payments due in 2001, $9.6 million represents amounts due under the $35 million revolving credit facility, which has one six-month extension option. We estimate that refinancing of directly owned properties will generate $5 million in net cash proceeds after payoff of existing mortgages during the remainder of 2001. We believe we can arrange new financing as needed.

In the first half of 2001, we received $2.2 million in net cash proceeds from the sale of real estate. We sold one property and portions of two other properties with an aggregate net carrying amount of $4.4 million and paid off mortgages totaling $2.9 million. We estimate proceeds from the sale of real estate will provide an additional $38 million during 2001.

As of June 30, 2001, we had entered into contracts and reservations for the sale of 80% of the apartments at the 5600 Collins condominium conversion for a total of $49.2 million and had closed on 36% of the apartments for a total of $19.3 million. During the first half of 2001, we closed the sale of 65 condominium units for $12.5 million and recognized net profit of $3.4 million, or 27% of the gross sale revenue. After closing costs and release payments on the mortgage, we received net cash proceeds of $4.4 million. During the first half of 2001, Tarragon spent $7.7 million on capital improvements and unit renovations in connection with the condominium conversion.

In January 2001, we purchased an apartment community in New Haven, Connecticut, for $7.7 million, $6.8 million of which was financed with a mortgage. We paid $974,000 in cash at closing.

In the first half of 2001, Tarragon made capital improvements to its consolidated real estate of $33 million, (excluding expenditures at 5600 Collins discussed above). Of this amount, $28 million was spent on construction at our development properties. We expect to spend approximately $8.9 million on construction of four apartment communities in various stages of development during the remainder of 2001, all of which will be funded by construction loans. We plan to invest approximately $3.2 million in capital improvements to our directly owned operating properties during the remainder of 2001.

We received distributions of $2.7 million from two partnerships during the first quarter of 2001 from the mortgage refinancing of three properties. We expect to receive an additional $10 million from partnerships' financing activities during the remainder of 2001.

During the first half of 2001, Tarragon advanced $4.7 million to three partnerships for development costs of the Las Olas River House condominium development in Fort Lauderdale, Florida, a 278-unit apartment community in Murfreesboro, Tennessee, and a 342-unit apartment community in Orlando, Florida.

The Board of Directors has authorized a stock repurchase program. We will continue to repurchase shares of our common stock as long as we believe the fair market value of our net assets per share is substantially greater than the market price of our stock. During the first half of 2001, Tarragon repurchased 138,192 shares of its common stock in open market transactions at a cost of $1.5 million. As of June 30, 2001, there were 599,182 remaining shares authorized for repurchase. Subject to market conditions, we expect to repurchase shares of our common stock during the remainder of 2001 at a rate consistent with prior years.

Results of Operations

At June 30, 2001, Tarragon's directly owned multifamily properties accounted for 88% of its real estate and included 9,116 operating apartment units, and its directly owned commercial properties included 1.5 million square feet.

For the three and six month periods ended June 30, 2001, compared to the corresponding periods in 2000, properties sold in 2000 and 2001 resulted in decreases in net rental income (rental revenue less property operating expenses) of $563,000 and $929,000, decreases in interest expense of $355,000 and $635,000, and decreases in depreciation expense of $116,000 and $228,000.

The deconsolidation of three properties in connection with entering into a joint venture with Aetna Life Insurance Company in May 2001 resulted in decreases in net rental income of $672,000, interest expense of $595,000, and depreciation expense of $331,000 for the second quarter.

The Vintage at Legacy, a 320-unit apartment community we developed in Frisco, Texas, began operating in January 2000. For the three and six month periods ended June 30, 2001, compared to the corresponding periods in 2000, its operations resulted in increases in net rental income of $422,000 and $619,000, increases in interest expense of $318,000 and $752,000, and increases in depreciation expense of $306,000 and $442,000. As of August 5, 2001, occupancy at this property had reached 94%.

Excluding the effect on operations of The Vintage at Legacy, for properties held in both years, interest expense increased $466,000 for the six months ended June 30, 2001, compared to the corresponding period in 2000. This increase was primarily due to long term and interim mortgage financing which increased indebtedness by $16.3 million since June 30, 2000.

Excluding the effect on operations of The Vintage at Legacy, for properties held in both years, depreciation expense increased $450,000 and $1.3 million for the three and six month periods ended June 30, 2001, compared to the corresponding periods in 2000. Increases of $389,000 and $888,000 resulted from resuming depreciation of three properties reclassified from held for sale to held for investment. Additionally, depreciation of $100,000 was recorded in the first quarter of 2001 for the period during which one of the properties was held for sale.

Increases in equity in earnings of partnerships of $181,000 and $406,000 resulted from the transfer of ownership of The Villages at Gateway to Devonshire Apartment Owners, L.L.C., in July 2000. Tarragon has a noncontrolling interest in Devonshire and accounts for its investment using the equity method. This transfer also resulted in decreases in net rental income of $739,000 and $1.3 million and decreases in interest expense of $502,000 and $996,000. Ansonia Apartments, L.P. accounted for increases of $533,000 and $745,000, approximately half of which is due to property management fees paid to Tarragon since the acquisition of Accord Properties Associates, L.L.C., in January 2001 and half of which is due to higher rental and occupancy rates at certain of its properties.

Corporate general and administrative expenses increased $469,000 and $886,000 for the three and six month periods primarily due to the acquisition of Accord, new executive positions created since June 30, 2000, and higher rent in the corporate office in New York which was relocated in June 2000.

In June 2001, we recognized a gain of $2.3 million related to a settlement of a derivative lawsuit against a bank.

During the three and six month periods ended June 30, 2001, we recognized net profit on sale of condominium units at 5600 Collins Avenue of $2 million and $3.4 million.

Allowance for Estimated Losses and Provisions for Losses

Tarragon periodically reviews the carrying values of properties held for sale. Accounting principles generally accepted in the United States require the carrying value of a property held for sale not to exceed the lower of its cost or its estimated fair value less costs to sell. In instances where a property's estimated fair value less costs to sell is less than its carrying value at the time of evaluation, we provide an allowance for loss by making a charge against operations. Our review of properties held for sale generally includes selective site inspections, comparing the property's current rents to market rents, reviewing the property's expenses and maintenance requirements, discussions with the property manager, a review of the surrounding area, and estimates of future cash flows. We may make adjustments to estimated fair value based on future reviews.

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

At June 30, 2001, Tarragon had approximately $191 million of variable rate debt. The primary base rate is the 30-day LIBOR. Using this balance of debt, if LIBOR or any other indexes on which the rates are based increased by 100 basis points (1%), our pre-tax earnings and cash flows would decrease by approximately $1.91 million. On the other hand, if interest rates decreased by 100 basis points, our pre-tax earnings and cash flows would increase by approximately $1.91 million.

At June 30, 2001, unconsolidated partnerships had approximately $37 million of variable rate debt. A 100 basis point increase in the index on which the rates are based would reduce our pre-tax earnings by approximately $252,000 (based on our interests in the partnerships). A 100 basis point decrease in the index on which the rates are based would increase our pre-tax earnings by approximately $252,000. Assuming these partnerships distribute all of their available cash to the partners, our cash flow would be changed by these same amounts.





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


                                       TARRAGON REALTY INVESTORS, INC.


Date: August 14, 2001                  By: /s/ William S. Friedman
     ------------------------             --------------------------------------


                                           William S. Friedman
                                           President, Chief Executive
                                           Officer, Director, and
                                           Chairman of the
                                           Board of Directors





Date: August 14, 2001                  By: /s/ Erin D. Pickens
     ------------------------             --------------------------------------


                                           Erin D. Pickens
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)