Form 10-Q
period 2001-09-30
TARRAGON REALTY INVESTORS INC
filed 2001-11-14
CIK 1038217

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                          Commission File Number 0-8003

                         TARRAGON REALTY INVESTORS, INC.
              ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                       94-2432628
----------------------------------          ----------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification No.)


                  1775 Broadway, 23rd Floor, New York, NY 10019
              ----------------------------------------------------
              (Address of principal executive offices) (Zip Code)

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

Common Stock, $.01 per value                              7,417,454
----------------------------                 ---------------------------------
         (Class)                             (Outstanding at November 6, 2001)

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements for the period ended September 30, 2001, have not been audited by independent certified public accountants, but, in our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of consolidated financial position, consolidated results of operations, and consolidated cash flows at the dates and for the periods indicated have been included.

                         TARRAGON REALTY INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)


                                                              September 30,        December 31,
                                                             --------------       --------------
                                                                   2001                2000
                                                             --------------       --------------
                        Assets
Real estate held for sale (net of accumulated
  depreciation of $11,288 in 2001 and $13,584 in 2000)          $  69,586           $  67,555
Less - allowance for estimated losses ................                 --                 (71)
                                                                ---------           ---------
                                                                   69,586              67,484
Real estate held for investment (net of accumulated
  depreciation of $72,281 in 2001 and $62,681 in 2000)            365,295             395,351
Investments in and advances to partnerships ..........             37,409              29,882
Cash and cash equivalents ............................              2,490               4,141
Restricted cash ......................................              8,008               7,597
Other assets, net ....................................             17,879              16,477
                                                                ---------           ---------
                                                                $ 500,667           $ 520,932
                                                                =========           =========
         Liabilities and Stockholders' Equity
Liabilities
Notes, debentures, and interest payable (including
  $9,171 in 2001 and $6,758 in 2000 due to affiliates)          $ 404,372           $ 426,285
Other liabilities ....................................             17,111              15,295
                                                                ---------           ---------
                                                                  421,483             441,580
Commitments and contingencies ........................
Minority interest ....................................              9,167               5,226
Stockholders' equity
Common stock, $.01 par value; authorized shares,
  20,000,000; shares outstanding, 7,436,717 in 2001
  and 7,590,112 in 2000 (after deducting 3,995,672
  shares in 2001 and 3,782,218 shares in 2000 held in
  treasury) ..........................................                 74                  76
Special stock, $.01 par value; authorized shares,
  7,500,000; shares outstanding, none ................                 --                  --
Preferred stock, $.01 par value; authorized shares,
  2,500,000; shares outstanding, 571,527 in 2001 and
  588,274 in 2000; liquidation preference, $6,858 in
  2001 and $7,059 in 2000, or $12 per share ..........                  6                   6
Paid-in capital ......................................            301,143             302,205
Retained deficit .....................................           (231,206)           (228,161)
                                                                ---------           ---------
                                                                   70,017              74,126
                                                                ---------           ---------
                                                                $ 500,667           $ 520,932
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

                         TARRAGON REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                  For the Three Months              For the Nine Months
                                                                   Ended September 30,              Ended September 30,
                                                               -------------------------         -------------------------
                                                                 2001             2000             2001             2000
                                                               --------         --------         --------         --------
Revenue
  Rentals .............................................        $ 20,456         $ 22,784         $ 62,515         $ 65,876
  Condominium unit sales ..............................           5,096            1,124           17,651            1,124
  Interest ............................................              37               40              114              187
  Management fees .....................................             156               87              317              285
  Equity in income of partnerships ....................           2,131           16,342            3,637           16,103
                                                               --------         --------         --------         --------
                                                                 27,876           40,377           84,234           83,575
Expenses
  Property operations .................................          12,035           11,886           33,803           33,518
  Costs of condominium unit sales .....................           4,535              760           13,643              760
  Interest (including $85 and $321 in the three and
     nine month periods ended September
     30, 2001, and $131 and $287 in the three
     and nine month periods ended September
     30, 2000, to affiliates)..........................           6,857            7,814           21,296           22,500
  Depreciation ........................................           5,060            3,694           13,721           10,544
  Amortization of goodwill ............................             168              126              503              380
  General and administrative
     Corporate ........................................           1,947            1,708            5,682            4,557
     Property .........................................             795              945            2,795            2,936
                                                               --------         --------         --------         --------
                                                                 31,397           26,933           91,443           75,195
                                                               --------         --------         --------         --------
Income (loss) before minority interest in
  income of consolidated partnership, gain on sale of
  real estate, gain (loss) on investments, insurance
  and other claims, litigation settlement,
  extraordinary items, and cumulative effect of change
  in accounting principle .............................          (3,521)          13,444           (7,209)           8,380
Minority interest in income of consolidated partnership            (150)             (96)            (372)            (258)
Gain on sale of real estate ...........................           1,902            2,506            2,690            2,884
Gain (loss) on investments ............................              --             (307)              51             (261)
Insurance and other claims ............................              --              373              306              373
Litigation settlement .................................              --               --            2,295               --
                                                               --------         --------         --------         --------
Income (loss) from continuing operations ..............          (1,769)          15,920           (2,239)          11,118
Extraordinary items ...................................              --           (1,561)            (570)          (2,400)
Cumulative effect of change in accounting principle....              --               --              326               --
                                                               --------         --------         --------         --------
Net income (loss)  ....................................          (1,769)          14,359           (2,483)           8,718
Dividends on cumulative preferred stock ...............            (112)            (178)            (485)            (238)
                                                               --------         --------         --------         --------
Net income (loss) available to common stockholders
                                                               $ (1,881)        $ 14,181         $ (2,968)        $  8,480
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

                             TARRAGON REALTY INVESTORS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
                      (Dollars in thousands, except per share data)
                                       (Unaudited)


                                                               For the Three Months                 For the Nine Months
                                                                Ended September 30,                 Ended September 30,
                                                          ------------------------------      --------------------------------
                                                              2001               2000               2001               2000
                                                          -----------      -------------      -------------      -------------
Comprehensive income (loss):
Net income (loss) ...................................     $    (1,769)     $      14,359      $      (2,483)     $       8,718
Unrealized net gains (losses) on marketable equity
  securities ........................................              --                  5                 --                (22)
Realized losses on marketable equity securities......              --                108                 --                 62
                                                          -----------      -------------      -------------      -------------
Comprehensive income (loss) .........................     $    (1,769)     $      14,472      $      (2,483)     $       8,758
                                                          ===========      =============      =============      =============

Earnings per common share
Income (loss) from continuing operations available to
  common stockholders ...............................     $      (.25)     $        2.05      $        (.36)     $        1.33
Extraordinary items .................................              --               (.20)              (.08)              (.29)
Cumulative effect of change in accounting principle..              --                 --                .04                 --
                                                          -----------      -------------      -------------      -------------
Net income (loss) available to common stockholders ..     $      (.25)     $        1.85      $        (.40)     $        1.04
                                                          ===========      =============      =============      =============

Weighted average shares of common stock used in
  computing earnings per common share ...............       7,476,742          7,665,751          7,499,596          8,180,614
                                                          ===========      =============      =============      =============

Earnings per common share - assuming
  dilution
Income (loss) from continuing operations
  available to common stockholders ..................     $      (.25)     $        2.03      $        (.36)     $        1.32
Extraordinary items .................................              --               (.20)              (.08)              (.29)
Cumulative effect of change in accounting
  principle .........................................              --                 --                .04                 --
                                                          -----------      -------------      -------------      -------------
Net income (loss) available to common stockholders ..     $      (.25)     $        1.83      $        (.40)     $        1.03
                                                          ===========      =============      =============      =============

Weighted average shares of common stock
  used in computing earnings per common
  share - assuming dilution .........................       7,476,742          7,747,530          7,499,596          8,264,570
                                                          ===========      =============      =============      =============


  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                             TARRAGON REALTY INVESTORS, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Dollars in thousands)
                                       (Unaudited)


                                                                                            For the Nine Months
                                                                                            Ended September 30,
                                                                                         --------------------------
                                                                                            2001             2000
                                                                                          --------         --------
Cash Flows from Operating Activities
    Net income (loss) ............................................................        $ (2,483)        $  8,718
    Adjustments to reconcile net income (loss) to net cash provided by (used in)
      operating activities:
      Cumulative effect of change in accounting principle ........................            (326)              --
      Write-off of deferred borrowing costs in connection with refinancings ......             470              567
      Extraordinary items of unconsolidated partnerships .........................             100              856
      Insurance and other claims .................................................            (306)            (373)
      (Gain) loss on investments .................................................             (51)             261
      Gain on sale of real estate ................................................          (2,690)          (2,884)
      Minority interest in income of consolidated partnership ....................             372              258
      Depreciation and amortization ..............................................          16,509           13,114
      Equity in income of partnerships ...........................................          (3,637)         (16,103)
      Interest on advances to partnerships .......................................              --              (37)
      (Increase) decrease in condominium development costs .......................           2,915           (4,544)
      Changes in other assets and liabilities, net of effects of noncash investing and financing activities:
        (Increase) decrease in interest receivable ...............................             (10)               2
        (Increase) in other assets ...............................................          (4,214)          (6,489)
        Increase in other liabilities ............................................           2,678            2,712
        (Decrease) in interest payable ...........................................             (52)             (80)
                                                                                          --------         --------
         Net cash provided by (used in) operating activities .....................           9,275           (4,022)

Cash Flows from Investing Activities
  Acquisition of real estate .....................................................          (3,828)          (7,306)
  Acquisition of Accord Properties Associates, LLC ...............................            (300)              --
  Proceeds from the sale of real estate ..........................................           4,082            5,667
  Real estate development costs and improvements .................................         (42,155)         (33,736)
  Earnest money deposits paid, net ...............................................            (654)            (486)
  Note receivable collections ....................................................             224              384
  Proceeds from sale of marketable equity securities .............................              --              488
  Distribution from partnership's investing activities ...........................           2,591               --
  Net contributions and advances to partnerships .................................          (4,943)          (6,451)
  Distribution to minority partner of consolidated partnership ...................            (180)             (79)
                                                                                          --------         --------
     Net cash (used in) investing activities .....................................         (45,163)         (41,519)


The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                             TARRAGON REALTY INVESTORS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                  (Dollars in thousands)
                                       (Unaudited)

                                                                                              For the Nine Months
                                                                                             Ended September 30,
                                                                                          --------------------------
                                                                                            2001              2000
                                                                                          --------         ---------
Cash Flows from Financing Activities
  Proceeds from borrowings .......................................................        $ 75,695         $ 103,786
  Payments of mortgage notes payable .............................................         (43,816)          (85,668)
  Advances from affiliates, net ..................................................           2,399             2,767
  Margin account repayments, net .................................................            (248)           (1,296)
  Replacement escrow receipts, net ...............................................             282               546
  Distributions from partnerships' financing activities ..........................           2,664            29,854
  Repurchase of shares of common stock ...........................................          (2,446)           (4,925)
  Retirement of preferred stock ..................................................             (53)              (58)
  Proceeds from the exercise of stock options ....................................              98               140
  Dividends to common stockholders ...............................................             (35)           (1,110)
  Dividends to preferred stockholders ............................................            (303)               --
                                                                                          --------         ---------
    Net cash provided by financing activities ....................................          34,237            44,036
                                                                                          --------         ---------

Net decrease in cash and cash equivalents ........................................          (1,651)           (1,505)
Cash and cash equivalents, beginning of period ...................................           4,141             3,951
                                                                                          --------         ---------
Cash and cash equivalents, end of period .........................................        $  2,490         $   2,446
                                                                                          ========         =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid ....................................................................        $ 20,285         $  22,157
                                                                                          ========         =========



   The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                             TARRAGON REALTY INVESTORS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                  (Dollars in thousands)
                                       (Unaudited)

                                                                                For the Nine Months
                                                                                 Ended September 30,
                                                                             --------------------------
                                                                               2001              2000
                                                                             --------         ---------
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Changes in assets and liabilities in connection with the purchase of real estate:
       Real estate ..................................................        $ 10,554         $ 147,260
       Restricted cash ..............................................              54               609
       Investments in and advances to partnerships ..................              --           (21,089)
       Other assets .................................................             120             1,491
       Notes and interest payable ...................................          (6,770)         (114,743)
       Other liabilities ............................................            (130)           (1,222)
       Minority interest ............................................              --            (5,000)
                                                                             --------         ---------
         Cash paid ..................................................        $  3,828         $   7,306
                                                                             ========         =========

Assets written off and liabilities released in connection with the sale of real estate:
        Real estate .................................................        $  9,948         $   9,414
        Allowance for estimated losses ..............................             (71)               --
        Other assets ................................................              82               154
        Notes and interest payable ..................................          (8,554)           (6,701)
        Other liabilities ...........................................             (13)              (84)
        Gain on sale ................................................           2,690             2,884
                                                                             --------         ---------
          Cash received .............................................        $  4,082         $   5,667
                                                                             ========         =========

Effect on assets and liabilities of the deconsolidation of properties in connection with forming joint ventures:
        Real estate .................................................        $(57,722)        $  (7,639)
        Investments in and advances to partnerships .................           4,894             7,889
        Other assets ................................................          (1,220)             (629)
        Notes and interest payable ..................................          53,586                --
        Other liabilities ...........................................             462               379
                                                                             --------         ---------
                                                                             $     --         $      --
                                                                             ========         =========


   The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE 1.  BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Operating results for the nine month period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2000. Dollar amounts in tables are in thousands.

NOTE 2.  REAL ESTATE

In January 2001, we purchased a 123-unit apartment community called The Liberty Building in New Haven, Connecticut, for $7.7 million, $6.8 million of which was financed with a mortgage.

In August 2001, we paid $2.9 million to obtain a sixty year lease on a 3.59 acre tract of land in Paramus, New Jersey. We have begun construction of a 36,000 square foot shopping center which will be leased to Starbucks, Orvis, and The Container Store. The land lease is treated as an operating lease for accounting purposes.

The following table summarizes information related to sales of directly owned properties during the nine months ended September 30, 2001. Net cash proceeds reflect net cash received from each sale after closing costs and mortgage payoffs (where applicable):

                                                                           Net Cash    Gain (Loss) on
   Date of Sale           Name of Property                 Sale Price      Proceeds         Sale
-----------------------------------------------------------------------------------------------------
     Feb-01         Park Norton Apartments                   $  1,019       $  373        $   --  (1)
     Mar-01         Rancho Sorrento Office Park                 4,050        1,484           499  (2)
     Apr-01         K-Mart in Charlotte, NC                       375          354           174  (3)
     Jul-01         K-Mart in Temple Terrace, FL                7,729        1,871         1,902


----------------

(1) Tarragon provided the buyer with financing of $100,000. We recorded a $71,000 provision for loss in 2000 against this property.

(2)   This was the sale of the fourth and last building at this property.

(3)   This was the sale of a portion of the property.

During the nine month period ended September 30, 2001, we sold 89 condominium units at 5600 Collins Avenue in Miami Beach, Florida, for an aggregate sale price of $17.7 million and recognized a net profit of $4 million, or 23% of the gross sale revenue. After closing costs and release payments on the mortgage, we received net cash proceeds of $5.9 million.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 2.  REAL ESTATE  (Continued)

In the second quarter of 2001, we reclassified three properties with an aggregate net carrying value of $24.2 million to real estate held for sale upon entering into contracts to sell them to third parties. We ceased depreciating them the month following their reclassification. One of these properties was sold in July 2001. In September 2001, we reclassified five properties with an aggregate net carrying value of $8.5 million to real estate held for investment. We resumed depreciating the operating properties in September 2001 with an $853,000 adjustment to record depreciation expense for the period during which the properties were classified as held for sale.

NOTE 3.  INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

Investments in and advances to partnerships, accounted for using the equity method, consisted of the following at September 30, 2001:

801 Pennsylvania Avenue ............            $    65
Ansonia Apartments, L.P. ...........             12,112
Antelope Pines Estates, L.P. .......                271
Calistoga Ranch Owners, L.L.C ......                 --
Danforth Apartment Owners, L.L.C ...                541
Devonshire Apartment Owners, L.L.C .                 --
Guardian-Jupiter Partners, Ltd. ....              1,756
Lake Sherwood Partners, L.L.C ......                433
Larchmont Associates, L.P. .........              2,233
Merritt 8 Acquisitions, L.L.C ......              2,468
Merritt Stratford, L.L.C ...........                518
One Las Olas, Ltd. .................              9,870
Sacramento Nine ....................                572
Stone Creek Associates I, L.L.C ....                745
Summit/Tarragon Murfreesboro, L.L.C               1,539
Tarragon Savannah I & II, L.L.C ....              2,841
Vineyard at Eagle Harbor, L.L.C ....                651
Woodcreek Garden Apartments, L.P. ..                794
                                                -------
                                                $37,409
                                                =======

We hold noncontrolling interests in each of the above partnerships as the outside partners participate in the day-to-day management and decision-making activities of the partnerships. Therefore, we account for our investments in these partnerships using the equity method.

In May 2001, we entered into a joint venture with Aetna Life Insurance Company. Aetna contributed $100,000 for 1% interests in Danforth Apartment Owners, L.L.C., owner of The Club at Danforth; Tarragon Savannah I, L.L.C. and Tarragon Savannah II, L.L.C., owners of The Links at Georgetown Phases I and II, respectively; and Vineyard at Eagle Harbor, L.L.C., owner of The Vineyard at Eagle Harbor. Prior to May 2001, we consolidated these properties after acquiring Robert C. Rohdie's interests in them in February 2000. At the same time, Aetna made a nonrecourse loan of $8.4 million to Tarragon affiliates, collateralized only by their interests in the joint ventures, and payable out of Tarragon's affiliates' share of distributions of cash flow, income, and other

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE 3.  INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS (Continued)


proceeds from the joint ventures. The loan matures in November 2010. Aetna receives a sliding percentage ranging from all to 10% of operating cash flow or capital proceeds from the three properties based on the cumulative return received. Because Aetna shares in decision-making regarding the operations of the properties, Tarragon now uses the equity method to account for the operations of the joint ventures.

In 1999, Tarragon contributed $400,000 to Calistoga Ranch Owners, L.L.C., which was formed to acquire Calistoga Ranch Resorts, a luxury residential development with resort amenities on approximately 167 acres in Napa County, California. Calistoga Ranch Owners sold an option to purchase the property to entities in which it holds interests. These entities arranged financing sufficient to purchase the land, to cover costs of acquiring the option, and to repay Tarragon's initial contribution along with interest at 12%. The interest amount and Tarragon's share of proceeds from sale of the option total $133,000 and are reflected in "Equity in income of partnerships" in the accompanying Consolidated Statement of Operations for the nine months ended September 30, 2001.

In June 2001, we contributed $418,000 to Lake Sherwood Partners and received a 70% interest. The partnership acquired land in Orlando, Florida, and is developing a 342-unit apartment complex at a cost of approximately $24 million, of which $23.3 million will be funded from construction and other loans. The other partner and its principals have guaranteed the construction loan and will supervise construction of the property. Tarragon has committed to contribute funds to cover costs not funded by the loans and any operating cash flow deficits for one year after completion of the project.

In September 2001, we contributed $1.8 million to Guardian-Jupiter Partners and received a 70% interest. In October 2001, the partnership acquired land in Jupiter, Florida, and will construct a 390-unit apartment complex at a cost of approximately $44 million, of which $37.4 million will be funded from a construction loan. Tarragon has committed to contribute funds to cover costs not funded by the loans and any operating cash flow deficits for one year after completion of the project.

In January and March 2001, Ansonia refinanced two apartment communities with new mortgages totaling $5.6 million. After the payoff of the prior mortgages and closing costs, Ansonia received net cash proceeds of $2 million, all of which was distributed to Tarragon. In connection with those refinancings, Tarragon recognized its proportionate share of Ansonia's extraordinary expenses of $100,000 representing the write-off of deferred borrowing costs and exit fees. In September 2001, Ansonia sold its historic mill for $2.6 million and distributed the net sale proceeds to Tarragon. Our proportionate share of Ansonia's gain on sale of $1.2 million is included in "Equity in income of partnerships" in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2001.

In January 2001, Stone Creek refinanced its second lien mortgage with a new loan of $2.7 million. After the payoff of the prior mortgage and closing costs, Stone Creek received net cash proceeds of $2.6 million, of which $700,000 was distributed to Tarragon. The balance of net proceeds was distributed to the other joint venture members.

In September 2001, Devonshire Apartment Owners, L.L.C., entered into a contract to sell Villages at Gateway. The property has been reclassified to real estate held for sale as of September 30, 2001, on the books of the joint venture, and depreciation will cease in October 2001.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE 3.  INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS (Continued)


Below are summarized financial data for Ansonia and all other partnerships as of and for the nine months ended September 30, 2001 (unaudited):


     September 30, 2001
                                                                                                   All
                                                              Ansonia            Other          Partnerships
                                                             ---------         ---------         ---------
      Real estate held for investment ...............        $ 102,446         $ 182,462         $ 284,908
          Accumulated depreciation ..................           (7,306)          (11,865)          (19,171)
      Real estate held for sale .....................               --             9,554             9,554
          Accumulated depreciation ..................               --            (2,172)           (2,172)
      Other assets ..................................            4,089             7,979            12,068
      Notes and interest payable ....................          (86,289)         (162,966)         (249,255)
      Other liabilities .............................           (2,588)           (2,895)           (5,483)
                                                             ---------         ---------         ---------
      Partners' capital .............................        $  10,352         $  20,097         $  30,449
                                                             =========         =========         =========

      Our proportionate share of capital ............        $  10,352         $  20,550         $  30,902
      Advances, net .................................            1,760             4,747             6,507
                                                             ---------         ---------         ---------
      Investments in and advances to partnerships ...        $  12,112         $  25,297         $  37,409
                                                             =========         =========         =========

      Nine months ended  September 30, 2001

      Rental revenue ................................        $  15,273         $  20,272         $  35,545
      Property operating expenses ...................           (6,852)           (8,845)          (15,697)
      Interest expense ..............................           (5,122)           (6,257)          (11,379)
      Depreciation expense ..........................           (2,220)           (3,209)           (5,429)
                                                             ---------         ---------         ---------
      Income before gain on sale of real estate and
        extraordinary items .........................            1,079             1,961             3,040
      Gain on sale of real estate ...................            1,188                --             1,188
                                                             ---------         ---------         ---------
      Income from continuing operations .............            2,267             1,961             4,228
      Extraordinary items ...........................             (100)               --              (100)
                                                             ---------         ---------         ---------
      Net income ....................................        $   2,167         $   1,961         $   4,128
                                                             =========         =========         =========

      Equity in income of partnerships ..............        $   2,267         $   1,370         $   3,637
                                                             =========         =========         =========

      Our proportionate share of extraordinary items         $    (100)        $      --         $    (100)
                                                             =========         =========         =========

NOTE 4.  NOTES AND INTEREST PAYABLE

In the first nine months of 2001, we obtained fixed rate first mortgage financing of $9.4 million on an apartment community and variable rate first mortgage financing of $17.8 million on another apartment community. We received aggregate net proceeds of $600,000 after the payoff of the existing mortgages totaling $25.5 million, closing costs, and establishing required escrows. We wrote off $470,000 of deferred borrowing costs associated with one of the existing mortgages that was paid off. This amount is included in extraordinary items in the accompanying Statements of Operations for the three and nine month periods ended September 30, 2001. We also received net cash proceeds of $1.8 million in connection with fixed rate supplemental financing totaling $1.9 million on two apartment communities.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE 4.  NOTES AND INTEREST PAYABLE (Continued)


Also during the first nine months of 2001, we received net advances totaling $2.4 million from affiliates of William S. Friedman, our President and Chief Executive Officer and Chairman of our Board of Directors, pursuant to a $10 million line of credit arrangement. Advances under the line of credit, totaling $9.2 million as of September 30, 2001, bear interest at LIBOR plus 1% per annum and mature in January 2003.

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

NOTE 6. INSURANCE AND OTHER CLAIMS

In December 2000, fire destroyed one building with eight units at Lake Point Apartments, a 532-unit property in Memphis, Tennessee. Tarragon received insurance proceeds of $367,000 and had decided not to rebuild the eight-unit building. After writing off a portion of the property's carrying value, Tarragon recognized a gain of $262,000 on the recovery.

In October 2000, Tarragon filed a claim against a siding company for faulty materials and siding that were installed at Mission Trace Apartments. In March 2001, Tarragon recognized warranty claim income of $44,000.

NOTE 7.  LITIGATION SETTLEMENT

In June 2001, Tarragon received a net distribution of $2.3 million, after deduction of attorney's fees and expenses, in connection with the settlement of a derivative lawsuit against a bank.

NOTE 8.  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

On January 1, 2001, we recognized income of $326,000 due to the cumulative effect of a change in accounting principle resulting from the adoption of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This income resulted from a previously unrecognized increase in the value of the underlying security of a reverse repurchase agreement that was a derivative. We entered into this reverse repurchase agreement with an investment bank in 1996 as a means of financing our purchase of the mortgage backed security issued by the lender in connection with the financing of Heather Hill Apartments. In May 2001, we terminated the reverse repurchase agreement and sold the mortgage backed security. After adoption of SFAS No. 133 and through the date of sale, we recognized a net gain of $51,000, which is included in "Gain (loss) on investments" in the accompanying Consolidated Statement of Operations for the nine months ended September 30, 2001.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE 9.  INCOME TAXES

In February 2000, we filed a revocation of REIT election with the Internal Revenue Service, terminating our status as a REIT effective December 1, 1999 (the beginning of the 2000 tax year). Since December 1, 1999, the results of our operations have been subject to income taxes. No current or deferred income tax expense has been recognized for the three and nine month periods ended September 30, 2001, due to the expected application of net operating loss carryforwards. At December 31, 2000, Tarragon had federal net operating loss carryforwards
(NOLs) of approximately $54.7 million. If not utilized, the NOLs will expire between years 2003 and 2020. The future availability of the NOLs may be limited if Tarragon experiences an ownership change of more than 50 percent, as defined by IRS regulations. Tarragon's stock is publicly traded, and we cannot assure that future trading will not result in an ownership change, as defined by IRS regulations, which would limit availability of the NOLs. Due to these uncertainties regarding possible utilization of the NOLs, as well as Tarragon's history of operating losses, a valuation allowance was recorded to fully reserve the computed net deferred tax assets.

NOTE 10.  EARNINGS PER COMMON SHARE

Earnings per common share have been computed based on the weighted average number of shares of common stock outstanding for the three and nine month periods ended September 30, 2001 and 2000. The information presented for 2000 has been restated to give effect to the stock dividend declared December 18, 2000. Following is a reconciliation of the weighted average shares of common stock outstanding used in the computation of earnings per common share and earnings per common share - assuming dilution. The effect of stock options on weighted average shares of common stock outstanding - assuming dilution for the three and nine month periods ended September 30, 2001, is not reflected because their effect is anti-dilutive due to net losses in those periods.

                                                 For the Three Months                 For the Nine Months
                                                  Ended September 30,                 Ended September 30,
                                            ----------------------------          ----------------------------
                                               2001               2000               2001               2000
                                            ---------          ---------          ---------          ---------
      Weighted average shares of
        common stock outstanding .          7,476,742          7,665,751          7,499,596          8,180,614
      Effect of stock options ....                 --             81,779                 --             83,956
                                            ---------          ---------          ---------          ---------
      Weighted average shares of
        common stock outstanding -
        assuming dilution ........          7,476,742          7,747,530          7,499,596          8,264,570
                                            =========          =========          =========          =========


NOTE 11.  COMMITMENTS AND CONTINGENCIES

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

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE 12.  SEGMENT REPORTING

Tarragon's business includes two segments. The traditional business of Tarragon is organized as the real estate investment division, which includes the stabilized apartment and commercial properties that constitute Tarragon's core real estate portfolio. Through intensive management and continual capital improvements, Tarragon's objective is to continually raise the core portfolio income. The cash flow from the core portfolio and the mortgage proceeds generated from periodic refinancings provide the capital for what is now Tarragon's principal division: real estate development. We make a determination at the beginning of each fiscal year as to the classification of our properties between the two divisions. We will reclassify properties from the development division to the investment division once they have achieved stabilized operations (as defined below). We will reclassify properties for which we have initiated renovation or reposition activities from the investment division to the development division.

- Development. Assets in this division are under development or in initial lease-up, under renovation, reposition, or conversion to condominiums, or land held for investment or development. Properties under reposition are receiving cosmetic and strategic improvements and management changes intended to reposition them for higher rents. As of September 30, 2001, this segment included 23 directly owned properties, including 2,978 apartment units (178 of which are under construction), an apartment community undergoing condominium conversion, and five suburban office parks and three shopping centers under reposition with 786,374 square feet, as well as ten properties owned through joint ventures, including 2,051 apartment units (620 of which are under construction), a condominium project under development, and a 163,986 square foot office building under reposition in Connecticut.

- Investment. This division includes properties with stabilized operations. We define these as properties with stabilized market rate occupancy with market rents for comparable product in the property's market and which are subject to neither renovation nor repositioning. As of September 30, 2001, this segment included 49 directly owned properties, with 7,053 apartment units and 601,266 square feet of commercial space, as well as 20 properties owned through joint ventures, with 4,495 apartment units and 102,937 square feet of commercial space.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE 12.  SEGMENT REPORTING (Continued)


The following table summarizes operating data and identifiable assets of our real estate and investments in partnerships for our two segments (dollars in thousands).

                                                                         For the Nine Months
                                                                         Ended September 30,
                                                                      ------------------------
                                                                        2001             2000
                                                                      -------          -------
Revenues:
  Investment ...............................................          $44,945          $57,433
  Development ..............................................           38,315           19,092
  Properties sold during period ............................              543               --
  Properties sold after September 30, 2000 .................               --            6,578
  Corporate and other ......................................              431              472
                                                                      -------          -------
                                                                      $84,234          $83,575
                                                                      =======          =======
Net operating income (1):
  Investment ...............................................          $21,235          $21,201
  Development ..............................................            8,955            9,623
  Properties sold during period ............................              504               --
  Properties sold after September 30, 2000..................               --            3,539
                                                                      -------          -------
                                                                      $30,694          $34,363
                                                                      =======          =======
Funds from operations (2):
  Investment ...............................................          $ 7,986          $ 5,338
  Development ..............................................           (1,030)             123
  Properties sold during period ............................              199               --
  Properties sold after September 30, 2000  ................               --              964
  Corporate and other adjustments:
     Interest expense ......................................           (1,023)            (991)
     Amortization of goodwill ..............................             (503)            (380)
     Minority interest in income of consolidated partnership             (372)            (258)
     Gain (loss) on investments ............................               51             (261)
     Interest and management fee income ....................              432              472
                                                                      -------          -------
                                                                      $ 5,740          $ 5,007
                                                                      =======          =======

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE 12.  SEGMENT REPORTING (Continued)


                                                                                    For the Nine Months
                                                                                    Ended September 30,
                                                                                ---------------------------
                                                                                  2001               2000
                                                                                --------           --------
Reconciliation of funds from operations to net income (loss):
Funds from operations ................................................          $  5,740           $  5,007
  Condominium unit sales .............................................            17,651              1,124
  Costs of condominium unit sales ....................................           (13,643)              (760)
  Depreciation and amortization of real estate assets ................           (14,572)           (11,002)
  Depreciation and amortization of real estate assets of partnerships             (4,376)            (2,765)
  Distribution from partnerships in excess of investments in the
     partnerships ....................................................               482             16,257
  Gain on sale of real estate ........................................             2,690              2,884
  Gain on sale of real estate of partnership .........................             1,188                 --
  Insurance and other claims .........................................               306                373
  Litigation settlement ..............................................             2,295                 --
  Extraordinary items (3)  ...........................................              (570)            (2,400)
  Cumulative effect of change in accounting principle ................               326                 --
                                                                                --------           --------
Net income (loss) ....................................................          $ (2,483)          $  8,718
                                                                                ========           ========

Equity in income (loss) of partnerships:
  Investment .........................................................          $  2,126           $ 16,519
  Development ........................................................             1,511               (416)
                                                                                --------           --------
                                                                                $  3,637           $ 16,103
                                                                                ========           ========


                                                                                      September 30,
                                                                                --------------------------
                                                                                  2001              2000
                                                                                --------          --------
Identifiable assets:
  Real estate net of accumulated depreciation:
     Investment ......................................................          $206,029          $205,281
     Development .....................................................           228,852           245,316
     Properties sold after September 30, 2000 ........................                --            12,597
                                                                                --------          --------
                                                                                $434,881          $463,194
                                                                                ========          ========
  Investments in and advances to partnerships:
     Investment ......................................................          $ 14,105          $  9,605
     Development .....................................................            23,304            14,775
                                                                                --------          --------
                                                                                $ 37,409          $ 24,380
                                                                                ========          ========

(1) Net operating income as presented above is defined as rental revenue less property operating expenses before replacements expense.

(2) Tarragon considers funds from operations ("FFO") to be an appropriate measure of the performance of our investment portfolio. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), equals net income (loss), computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. Nonrecurring items that are not defined as extraordinary under GAAP are included in FFO. Extraordinary items and gains and losses from sales of depreciable operating property are excluded from FFO. We believe that FFO is useful to investors as a measure of the performance of real estate investment assets because,

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE 12.  SEGMENT REPORTING (Continued)

      along with cash flows from operating activities, investing activities, and financing activities, it provides investors an understanding of our ability to incur and service debt and to make capital expenditures. We also believe that a clear understanding of our operating results requires examining FFO along with net income (loss) as shown in the Consolidated Financial Statements and Notes. FFO does not represent cash generated from operating activities in accordance with GAAP and is not an alternative to net income as an indication of our operating performance or to cash flow as a measure of liquidity, nor is it necessarily indicative of cash available to fund cash needs and cash dividends. Our calculation of FFO may be different from the methods used by other companies and, therefore, may not be comparable to other companies.

(3) Extraordinary items include exit fees, prepayment penalties, and the write-off of deferred financing expenses in connection with refinancings of mortgages secured by real estate.

NOTE 13.  ACQUISITION OF ACCORD PROPERTIES ASSOCIATES, LLC

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

NOTE 14.  RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 142, "Goodwill and Other Intangible Assets," becomes effective for us on January 1, 2002. SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized as expenses of operations but rather carried on the balance sheet as permanent assets. These assets will be subject to at least annual assessment for impairment by applying a fair-value-based test. Amortization of goodwill and other indefinite-lived intangible assets amounted to $598,000 for the first nine months of 2001 and is projected to be $796,000 for the full year of 2001. These amounts, under SFAS No. 142, will not be recorded in years after 2001. We are developing plans to determine fair values of our reporting units and will assess whether an impairment charge is warranted as of January 1, 2002, or at any other assessment dates.

At September 30, 2001, goodwill and other intangible assets with indefinite useful lives in the amount of $2.9 million are included in "Other assets, net" in the accompanying Consolidated Balance Sheets.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," becomes effective for us on January 1, 2002. SFAS No. 144, among other things, supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." We are currently evaluating the impact adoption of this statement will have on our financial statements.

                        TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE 15.  SUBSEQUENT EVENTS

In October 2001, we closed a $6.5 million mortgage secured by Orlando Central Park Office Building. After the existing loan was paid off, establishing required escrows, and paying closing costs, we received net cash proceeds of $38,000.

In the fourth quarter of 2001, the outside partners in Ansonia Apartments, L.P., exercised their option to increase their interest in the partnership to 30% by making contributions totalling $5.6 million, representing 30% of net contributions made by Tarragon as of August 31, 2001, plus a preferred return of 10.5%, to Ansonia pursuant to a Partnership Interest Agreement. Tarragon loaned the partners $5.3 million of their contributions, and $232,000 was paid in cash. Loans totalling $697,000 bear interest at a fixed interest rate of 12% per annum. Loans totalling $4.6 million bear interest at 12%, increasing by 1/2% each year. The loans mature in July 2011 and are payable from the partners' distributions from Ansonia.

In October 2001, we sold a 10% interest in The Liberty Building, acquired in January 2001, to an outside partner for $95,000.

Also in October 2001, we purchased a 161-unit apartment complex called Forest Park Apartments in Rocky Hill, Connecticut, for $8.4 million, $7.7 million of which was financed with a floating rate first mortgage.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Please read this discussion along with the Consolidated Financial Statements and Notes included elsewhere in this report.

Liquidity and Capital Resources

Our principal sources of cash are property operations, borrowings, and proceeds from the sale of properties. We believe these sources will continue to meet our cash requirements, including debt service payments, property maintenance and improvements, development costs on construction properties, projected purchases of operating properties, dividends, and planned repurchases of common stock. Although we expect these sources of cash to be more than sufficient to fund planned uses of cash, we have no assurance that the expected sales and refinancings of properties will be completed as planned.

In the first nine months of 2001, proceeds from borrowings generated $77 million from the refinancing of mortgages on directly owned properties, construction loan fundings, and net borrowings under line of credit facilities. Of the net borrowings under line of credit facilities, we received net advances totaling $2.4 million from affiliates of William S. Friedman, our President, Chief Executive Officer, and Chairman of our Board of Directors. We paid off two mortgages totaling $25.5 million in connection with the refinancings.

Principal payments on notes payable totaling $35.6 million come due during the remainder of 2001, including $34.6 million of balloon payments. We intend to pay off or extend the loans as they come due largely through refinancings. Of the balloon payments due in 2001, $9.6 million represents amounts due under the $35 million revolving credit facility, which has a six-month extension option. We estimate that refinancing of directly owned properties will generate $2 million in net cash proceeds after payoff of existing mortgages during the remainder of 2001. We believe we can arrange such new financing as may be needed to retire the balance of the maturing notes payable.

In the first nine months of 2001, we received $4.1 million in net cash proceeds from the sale of directly owned real estate. We sold two properties and portions of two other properties with an aggregate net carrying amount of $9.9 million and paid off mortgages totaling $8.6 million. We estimate proceeds from the sale of directly owned real estate will provide an additional $6 million during 2001.

As of September 30, 2001, we had entered into contracts and reservations for the sale of 80% of the apartments at the 5600 Collins condominium conversion for a total of $49.2 million and had closed on 44% of the apartments for a total of $24.4 million. During the first nine months of 2001, we closed the sale of 89 condominium units for $17.7 million and recognized net profit of $4 million, or 23% of the gross sale revenue. After closing costs and $10.8 million in release payments on the mortgage, we received net cash proceeds of $5.9 million. During the first nine months of 2001, Tarragon spent $9.8 million on capital improvements and unit renovations in connection with the condominium conversion.

In January 2001, we purchased an apartment community in New Haven, Connecticut, for $7.7 million, $6.8 million of which was financed with a mortgage. We paid $974,000 in cash at closing.

In May 2001, we deconsolidated three properties in connection with entering into a joint venture with Aetna Life Insurance Company. The aggregate amounts removed from our books for real estate was $58 million and for notes payable was $54 million. The initial basis allocated to our investment in the joint venture was $5 million.

During the nine months ended September 30, 2001, we increased Robert C. Rohdie's preferred interest in the operating partnership that acquired his interests in ten apartment communities by $3.8 million to reflect completion and revaluation of four of the properties. For accounting purposes, this increase was treated as an increase in the bases of the properties and an increase in minority interest.

In the first nine months of 2001, Tarragon made capital improvements to its consolidated real estate of $42 million, (excluding expenditures at 5600 Collins discussed above). Of this amount, $35 million was spent on construction at our directly owned development properties. We expect to spend approximately $5.7 million on construction of four apartment communities in various stages of development during the remainder of 2001, all of which will be funded by construction loans. We plan to invest approximately $1.4 million in capital improvements to our directly owned operating properties during the remainder of 2001.

We received distributions of $2.7 million from two partnerships during the first quarter of 2001 from the mortgage refinancing of three properties. We expect to receive an additional $10 million from partnerships' financing activities during the remainder of 2001.

We received a distribution of $2.6 million from a partnership in September 2001 in connection with the sale of one of its properties. We expect to receive an additional $9 million from the sale of partnership properties during the remainder of 2001.

During the first nine months of 2001, Tarragon advanced $8.2 million to four partnerships for development costs of the Las Olas River House condominium development in Fort Lauderdale, Florida, and three apartment communities in various stages of development.

The Board of Directors has authorized a stock repurchase program. We will continue to repurchase shares of our common stock as long as we believe the fair market value of our net assets per share is substantially greater than the market price of our stock. During the first nine months of 2001, Tarragon repurchased 214,204 shares of its common stock in open market transactions at a cost of $2.4 million. As of September 30, 2001, Tarragon was authorized to repurchase an additional 990,200 shares. Subject to market conditions, we expect to repurchase shares of our common stock during the remainder of 2001 at a rate consistent with prior years.

Results of Operations

The most significant factor affecting results of operations for the three and nine month periods ended September 30, 2001, compared to the corresponding periods in 2000 is income of $16.3 million recognized in 2000 in connection with the transfer of ownership of The Villages at Gateway to Devonshire Apartment Owners, L.L.C., in July 2000. This amount represented distribution of financing proceeds in excess of our investment in the joint venture. Tarragon has a noncontrolling interest in Devonshire and accounts for its investment using the equity method. Excluding the impact on earnings of this amount, the deconsolidation of this property resulted in a $6,000 decrease in net operating results for the three month period and a $65,000 improvement in net operating results for the nine month period. These amounts include decreases in net rental income (rental revenue less property operating expenses) of $749,000 and $2.1 million and interest expense of $501,000 and $1.5 million because the property's results of operations are no longer consolidated. We also recorded income of $242,000 and $649,000 for the three and nine month periods ended September 30, 2001, representing our equity in the earnings of the joint venture.

In May 2001, we deconsolidated three properties in connection with entering into a joint venture with Aetna Life Insurance Company. We experienced improvements in net operating results of $133,000 and $318,000 associated with these properties. These amounts include decreases in net rental income of $1.4 million and $1.5 million, interest expense of $1 million and $1.2 million, and depreciation of $551,000 and $690,000.

Additionally, we recorded losses of $77,000 and $130,000 for the three and nine month periods ended September 30, 2001, representing our equity in the loss of this joint venture for the period since we formed it. We recorded losses of $56,000 for the nine month period ended September 30, 2000, representing our equity in the losses of the partnerships that owned these properties for the month of January 2000 prior to the time we acquired our outside partner's interests in these partnerships.

Three other properties in which we acquired our outside partner's interests in February 2000 contributed increases of $132,000 and $108,000 to our net operating results. These amounts include increases in net rental income of $370,000 and $1.4 million, interest expense of $182,000 and $899,000, and depreciation of $56,000 and $440,000. Additionally, we recorded losses of $66,000 for the nine month period ended September 30, 2000, representing our equity in the losses of the partnerships that owned these properties for the month of January 2000.

In January 2001, we purchased an apartment community that contributed $41,000 and $46,000 to net operating results for the three and nine month periods. These amounts are made up of increases in net rental income of $193,000 and $546,000, interest expense of $113,000 and $385,000, and depreciation of $39,000 and $115,000.

The sale of six apartment communities, two commercial properties, and the last building at Rancho Sorrento Office Park during 2000 and 2001 reduced net operating results by $73,000 and $122,000 for the three and nine month periods ended September 30, 2001, compared to the corresponding periods in 2000. These decreases are comprised of decreases in net rental income of $482,000 and $1.2 million, interest expense of $342,000 and $793,000, and depreciation of $67,000 and $286,000.

The operations of four recently completed apartment communities which began operations and lease up in 2000 and 2001 reduced our net operating results by $922,000 and $1.6 million for the three and nine month periods. These amounts are comprised of increases in net rental income of $415,000 and $1 million, interest expense of $827,000 and $1.6 million, and depreciation of $510,000 and $1.1 million. As of November 4, 2001, occupancy at these properties ranged from 51% to 88%, and income was sufficient to cover debt service and operating expenses other than depreciation.

For properties held in both years, interest expense increased $48,000 and $555,000 due to long term and interim mortgage financing which increased indebtedness by $10 million since September 30, 2000. The remaining decreases in interest expense of $260,000 and $552,000 were primarily caused by decreases in interest rates on our variable rate debt.

Increases in depreciation of $1.3 million and $2.2 million resulted from resuming depreciation of six properties reclassified from held for sale to held for investment in 2000 and 2001. Of these amounts, $853,000 and $953,000 were adjustments to record depreciation for the period during which four of the properties were held for sale.

Ansonia Apartments, L.P., accounted for increases in our net operating results of $2 million and $2.8 million. Both periods include $1.2 million representing our proportionate share of its gain on sale of one of its properties. Property management fees paid to Tarragon since the acquisition of Accord Properties Associates, L.L.C., in January 2001 accounted for increases of $180,000 and $537,000. The remainder is due to higher occupancy and improved operations at most of its properties following major renovations.

Corporate general and administrative expenses increased $239,000 and $1.1 million for the three and nine month periods primarily due to new executive positions created in 2000 and higher rent in the corporate office in New York, which was relocated in June 2000.

During the first nine months of 2001, we recognized gains totaling $2.7 million relating to the sale of two properties and portions of two properties. During the first nine months of 2000, we recognized gains totaling $2.9 million relating to the sale of one property and portions of two properties.

In June 2001, we received a net distribution of $2.3 million, after deduction of attorney's fees and expenses, in connection with the settlement of a derivative lawsuit against a bank.

We recognized extraordinary expenses of $570,000 resulting from exit fees, prepayment penalties, and the write-off of deferred financing expenses associated with refinancings during the nine months ended September 30, 2001, and $2.4 million during the nine months ended September 30, 2000.

During the three and nine month periods ended September 30, 2001, we recognized net profit on sale of condominium units at 5600 Collins Avenue of $561,000 and $4 million. During 2000, we purchased our outside partner's interest in this property and began its condominium conversion. Excluding the net profit on condominium sales, this property decreased our net operating results $721,000 and 908,000 for the three and nine month periods. For the three month period, the decrease came from lower net rental income as the units were taken out of service for capital improvements and renovations to prepare them for sale. For the nine month period, the decrease includes decreases in net rental income of $1.7 million and interest expense of $651,000. As the units were taken out of service, an increasing portion of interest expense has been capitalized to the project. Also, we recorded a loss of $136,000 for the nine month period ended September 30, 2000, representing our equity in the loss of the partnership that owned this property for the month of January 2000.

Allowance for Estimated Losses and Provisions for Losses

Tarragon periodically reviews the carrying values of properties held for sale. Accounting principles generally accepted in the United States require the carrying value of a property held for sale not to exceed the lower of its cost or its estimated fair value less costs to sell. In instances where a property's estimated fair value less costs to sell is less than its carrying value at the time of evaluation, we provide an allowance for loss by making a charge against operations. Our review of properties held for sale generally includes selective site inspections, comparing the property's current rents to market rents, reviewing the property's expenses and maintenance requirements, discussions with the property manager, a review of the surrounding area, and estimates of future cash flows. We may make adjustments to estimated fair values based on future reviews.

Tarragon also evaluates its properties held for investment for impairment whenever events or changes in circumstances indicate that a property's carrying value may not be recoverable. This evaluation generally consists of reviewing the property's cash flows and current and projected market conditions, as well as assessing changes in general and local economic conditions. If we conclude that a property has been impaired, we reduce its carrying value to its estimated fair value by making a charge against current earnings.

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

At September 30, 2001, Tarragon had approximately $183 million of variable rate debt. The primary base rate is the 30-day LIBOR. Using this balance of debt, if LIBOR or any other indexes on which the rates are based increased by 100 basis points (1%), our pre-tax earnings and cash flows would decrease by approximately $1.83 million. On the other hand, if interest rates decreased by 100 basis points, our pre-tax earnings and cash flows would increase by approximately $1.83 million.

At September 30, 2001, unconsolidated partnerships had approximately $66 million of variable rate debt. A 100 basis point increase in the index on which the rates are based would reduce our pre-tax earnings by approximately $264,000 (based on our interests in the partnerships). A 100 basis point decrease in the index on which the rates are based would increase our pre-tax earnings by approximately $264,000. Assuming these partnerships distribute all of their available cash to the partners, our cash flow would be changed by these same amounts.





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


                             TARRAGON REALTY INVESTORS, INC.


Date: November 14, 2001               By: /s/ William S. Friedman
     -----------------------              ---------------------------------
                                         William S. Friedman
                                         President, Chief Executive
                                         Officer, Director, and Chairman of the
                                         Board of Directors





Date: November 14, 2001               By: /s/ Erin D. Pickens
     -----------------------              ---------------------------------
                                          Erin D. Pickens
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)