Form 10-K405
period 2001-12-31
TARRAGON REALTY INVESTORS INC
filed 2002-04-01
CIK 1038217

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(mark one)
   [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                       OR

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM.............TO.............

                          COMMISSION FILE NUMBER 0-8003
                                                --------

                         TARRAGON REALTY INVESTORS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          NEVADA                                             94-2432628
-------------------------------                          -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

1775 BROADWAY, 23RD FLOOR, NEW YORK, NY                         10019
----------------------------------------                 -------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code   (212) 949-5000
                                                  -------------------

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
              9% SERIES A SUBORDINATED DEBENTURES DUE JUNE 30, 2003
                          COMMON STOCK, $.01 PAR VALUE
                 10% CUMULATIVE PREFERRED STOCK, $.01 PAR VALUE

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 18, 2002, the Registrant had 7,226,069 shares of common stock outstanding. Of the total shares outstanding, 3,975,048 were held by other than those who may be deemed to be affiliated, for an aggregate value of $54,060,653 based on the last trade as reported by the National Association of Securities Dealers Automated Quotation System on March 18, 2002. The basis of this calculation does not constitute a determination by the Registrant that all of such persons or entities are affiliates of the Registrant as defined in rule 405 of the Securities Act of 1933, as amended.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission for Registrant's 2002 Annual Meeting of Shareholders to be held in June 2002 are incorporated by reference into Part III.

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K

                                                                                                                       Page
                                                                                                                       ----

                                                           PART I

Item 1.      Business...........................................................................................         3

Item 2.      Properties.........................................................................................        11

Item 3.      Legal Proceedings..................................................................................        19

Item 4.      Submission of Matters to a Vote of Security Holders................................................        19

                                                          PART II

Item 5.      Market for Registrant's Common Equity
                and Related Stockholder Matters.................................................................        20

Item 6.      Selected Financial Data.............................................................................       21

Item 7.      Management's Discussion and Analysis of Financial Condition and
                Results of Operations...........................................................................        24

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.........................................        32

Item 8.      Financial Statements and Supplementary Data........................................................        33

Item 9.      Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure............................................................................        76

                                                          PART III

Item 10.     Directors and Executive Officers of the Registrant.................................................        77

Item 11.     Executive Compensation.............................................................................        77

Item 12.     Security Ownership of Certain Beneficial Owners and Management.....................................        77

Item 13.     Certain Relationships and Related Transactions.....................................................        77

                                                          PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K...................................        78

             Signature Page.....................................................................................        80

                                     PART I

ITEM 1. BUSINESS

General

Tarragon Realty Investors, Inc., is a growth oriented, fully integrated real estate development, acquisition, and management company. We control over 17,000 apartment units and 1.4 million square feet of commercial space located primarily in Florida, Connecticut, California, Texas, and Georgia. While a majority of our assets consist of stabilized, income real estate, we have dedicated increasing amounts of capital and human resources to real estate development, renovation, and condominium conversion activities.

We were incorporated in Nevada on April 2, 1997. We are the ultimate successor in interest to Vinland Property Trust, a California business trust formed in July 1973, and National Income Realty Trust, also a California business trust, organized in October 1978.

Tarragon's common stock is traded on the NASDAQ National Market System under the symbol "TARR." Our principal executive offices are located at 1775 Broadway, 23rd Floor, New York, New York 10019, and our telephone number is 212-949-5000.

Business Plan and Investment Policy

Currently, our business is divided into three principal segments - the operation of our investment portfolio, property development, and homebuilding. The operation of our investment portfolio of stabilized apartment communities and commercial properties is the largest segment and the one whose operation most resembles that of traditional real estate investment trusts (REITs). Funds generated by the operation, sale or refinancing of properties in the investment portfolio support our overhead and finance our development activities. On January 1, 2002, we reclassified 2,970 apartment units for properties that were stabilized in 2001 from the development group to the investment group. The investment portfolio represents approximately 70% of our assets. The second segment is property development through which we create new investment properties, primarily multifamily apartment communities, which, upon stabilization, become part of our investment portfolio. The development activities benefit from the insights into market conditions and tenant tastes provided by our property operation and management. In turn, the expertise in construction, purchasing and financing, which are central to the property development process, assists our property managers in efficiently maintaining and leasing our stabilized properties. The third segment is homebuilding in which we build or renovate condominium, townhouse or patio homes for sale to resident owners. In 2002, we have begun to report on the assets in the homebuilding category in a third segment because we have expanded development of housing for sale. In 2000 and 2001, these assets were included in our development segment. Although it represents only 5% of our assets, this is our most rapidly growing area of operations. Our homebuilding activities encompass condominium conversions of existing apartment properties and the development of town homes and new, high-rise condominiums for sale.

For each operating segment, our objective is to create value for shareholders and high return on investment through the application of management skill, experience, and capital.

During the last five years, we have invested increasing amounts in new construction and development projects, either directly or in partnership with others, and we expect this trend to continue. Properties under development, renovation, or repositioning represent approximately 25% of our assets. In evaluating future projects, we place the greatest weight on our subjective forecast of the future return on investment, adjusted for risk. We have frequently acquired under-managed and under-performing multifamily projects in areas in which we already had a presence to enhance the efficiency of our existing portfolio. The actual number and mix of types of income-producing real estate and real estate interests we acquire will depend on market conditions and other circumstances existing at the time of acquisition, as well as the availability of capital.

We have financed acquisitions, development, and capital improvements largely through mortgages and internally generated funds and, to a lesser extent, through property sales. We expect these sources to provide the bulk of funds for future investments. As such, the availability and cost of credit are key factors in our ability to continue to make new investments.

Currently, Tarragon has approximately 320 employees, including 230 site-level property employees (such as property managers and maintenance staff) and 90 corporate employees. Tarragon has employment contracts with only William S. Friedman, Robert C. Rohdie, and Robert P. Rothenberg. Mr. Friedman is President and Chief Executive Officer of Tarragon and Chairman of our Board of Directors. Mr. Rohdie is President and Chief Executive Officer of Tarragon Development Corporation, a wholly owned subsidiary of Tarragon, and a member of our Board of Directors since February 2000. Mr. Rothenberg is Chief Operating Officer of Tarragon and a member of our Board of Directors since September 2000. The terms of their employment contracts are contained in our proxy statement to be filed with the SEC by April 30, 2002, in connection with our annual meeting of stockholders to be held in June 2002.

Competition

Tarragon has not experienced difficulty in locating investment opportunities. We believe that ownership of land for development and properties in which we invest is highly fragmented among individuals, partnerships, public and private corporations, and REITs. No single entity or person dominates the market for such properties. At any given time, many apartment properties or land parcels suitable for development are available for purchase in the various markets where we seek additional investment opportunities. We believe that there is and will continue to be a strong demand for well-maintained, affordable housing in these markets and that the factors discussed above provide a market where a sufficient number of attractive investment opportunities will be available to allow Tarragon to continue to expand through development and acquisitions. However, since the success of any multifamily real estate investment is affected by factors outside of our control, including government regulations and controls, general demand for apartment living, interest rates, operating costs, and job growth, there can be no assurance that we will be successful in our strategy to continue to expand through acquisitions and development.

Tarragon is subject to the risks associated with development, ownership, operation, and financing of real estate. These risks include, but are not limited to, liability for environmental hazards; changes in general or local economic conditions; increases in interest rates and insurance and the availability of mortgage financing which may render the development, acquisition, sale, or refinancing of a property difficult or unattractive and which may make debt service burdensome; changes in real estate and zoning laws; changes in income taxes, real estate taxes, or federal or local economic or rent controls; floods, earthquakes, and other acts of nature; and other factors beyond our control. The illiquidity of real estate investments generally may impair our ability to respond promptly to changing circumstances. We believe that some of these risks are partially mitigated by the diversification by geographic region and property type of our real estate. However, to the extent new investments continue to be concentrated in any particular region or property type, the advantages of diversification may diminish.

Operating Segments

In 2000, we began the condominium conversion of 5600 Collins Avenue in Miami Beach, purchased land for the construction of Las Olas River House, a 42-story high-rise condominium development in downtown Fort Lauderdale, and added additional senior staff to originate and supervise these and other development projects. We are also continuing to devote greater capital to the development of apartment communities. Prior to 2000, development activities were not considered material and were not managed separately. Beginning in 2000, Tarragon divided its business into two segments. The traditional business of Tarragon is organized as the real estate investment division, which includes the stabilized apartment and commercial properties that constitute Tarragon's investment real estate portfolio. Through intensive management and continual capital improvement, Tarragon's objective is to continually raise operating income of the core portfolio. The cash flow from the core portfolio and the mortgage proceeds generated from periodic refinancings provide the capital for our real estate development. We make a determination at the beginning of each fiscal year as to the classification of our properties between the two divisions. We will reclassify properties from the development division to the investment division once they have achieved stabilized operations (as defined below). We will reclassify properties for which we have initiated renovation or reposition activities from the investment division to the development division.

o Development. Assets in this division are under development or in initial lease-up, under renovation, reposition, or conversion to condominiums, or land held for construction development or sale. Properties under reposition are receiving cosmetic and strategic improvements and management changes intended to generate materially higher rents. In 2000 and 2001, this segment also includes 5600 Collins Avenue, a 289-unit apartment property under renovation and sale as condominiums, and Las Olas River House in Ft. Lauderdale, a 42-story luxury condominium development. Beginning in 2002, as we expand development of housing for sale, assets in this category will be reported under a new third segment: Homebuilding.

o Investment. This division includes properties with stabilized operations as of the beginning of the fiscal year. We define these as properties with stabilized market rate occupancy at market rents for comparable product in the property's market and which are subject to neither renovation nor repositioning.

The following tables summarize apartment units and commercial square footage in these divisions and operating data, identifiable assets, and estimated current fair market values of our real estate and investments in partnerships for the two divisions (dollars in thousands).

                                                                                               December 31,
                                                                                          -----------------------
                                                                                             2001         2000
                                                                                          ----------   ----------

Apartment units:
  Consolidated or directly owned:
     Development division:
       Completed apartment units in lease-up or under renovation .........                     2,800        3,528
       Apartment units under construction ................................                       394          737
     Investment division .................................................                     7,037        6,496
  Unconsolidated and owned through joint ventures:
     Development division:
       Completed apartment units in lease-up or under renovation .........                     1,431        2,138
       Apartment units under construction ................................                     1,010           --
     Investment division .................................................                     4,618        2,812
                                                                                          ----------   ----------
                                                                                              17,290       15,711
                                                                                          ==========   ==========
Commercial square footage:
  Consolidated or directly owned:
     Development division:
       Completed commercial space ........................................                   564,882      615,610
       Commercial space under construction ...............................                    34,381           --
     Investment division .................................................                   570,616      895,076
  Unconsolidated and owned through joint ventures:
     Development division ................................................                   163,986      163,986
     Investment division .................................................                   103,036      102,937
                                                                                          ----------   ----------
                                                                                           1,436,901    1,777,609
                                                                                          ==========   ==========

                                                                                For the Year Ended
                                                                                    December 31
                                                                              -----------------------
                                                                                 2001         2000
                                                                              ----------   ----------

Revenues:
  Investment:
     Rentals:
        Same store stabilized properties ..................................   $   52,292   $   50,758
        Properties stabilized during 2000 .................................        3,610           --
        Properties acquired during 2001 ...................................        1,216           --
        Properties sold during 2001 .......................................           --        1,352
        Properties targeted for renovation in 2001 ........................           --        2,372
     Equity in income of partnerships .....................................        6,653       16,624
                                                                              ----------   ----------
                                                                                  63,771       71,106
                                                                              ----------   ----------
  Development:
     Rentals ..............................................................       25,743       25,440
     Equity in income (loss) of partnerships ..............................        1,166         (543)
     Condominium unit sales ...............................................       25,950        6,704
                                                                              ----------   ----------
                                                                                  52,859       31,601
                                                                              ----------   ----------

  Properties sold during period ...........................................        1,106        6,919
  Corporate and other .....................................................          909          714
                                                                              ----------   ----------
                                                                              $  118,645   $  110,340
                                                                              ==========   ==========

Property operating expenses (1):
  Investment:
     Same store stabilized properties .....................................   $   26,343   $   24,912
     Properties stabilized during 2000 ....................................        1,744           --
     Properties acquired during 2001 ......................................          352           --
     Properties sold during 2001 ..........................................           --          516
     Properties targeted for renovation in 2001 ...........................           --        1,365
                                                                              ----------   ----------
                                                                                  28,439       26,793
  Development .............................................................       13,557       12,406
  Properties sold during period ...........................................          213        3,379
                                                                              ----------   ----------
                                                                              $   42,209   $   42,578
                                                                              ==========   ==========
Net operating income (2):
  Investment:
     Same store stabilized properties .....................................   $   25,949   $   25,846
     Properties stabilized during 2000 ....................................        1,866           --
     Properties acquired during 2001 ......................................          864           --
     Properties sold during 2001 ..........................................           --          836
     Properties targeted for renovation in 2001 ...........................           --        1,007
                                                                              ----------   ----------
                                                                                  28,679       27,689
  Development .............................................................       12,186       13,034
  Properties sold during period ...........................................          893        3,540
                                                                              ----------   ----------
                                                                              $   41,758   $   44,263
                                                                              ==========   ==========

                                                                                For the Year Ended
                                                                                    December 31,
                                                                              ------------------------
                                                                                 2001          2000
                                                                              ----------    ----------

Funds from operations (3):
  Investment:
     Same store stabilized properties .....................................   $   13,359    $   11,530
     Properties stabilized during 2000 ....................................        3,449            --
     Properties acquired during 2001 ......................................          386            --
     Properties sold during 2001 ..........................................           --           426
     Properties targeted for renovation in 2001 ...........................           --           (95)
                                                                              ----------    ----------
                                                                                  17,194        11,861
  Development .............................................................        4,493         4,433
  Properties sold during period ...........................................          429           256
  Corporate and other adjustments:
     Interest expense .....................................................       (1,578)       (1,290)
     Provision for losses .................................................           --          (371)
     Amortization of goodwill .............................................         (670)         (507)
     Corporate general and administrative expenses ........................       (7,839)       (6,193)
     Property general and administrative expenses .........................       (3,473)       (3,724)
     Minority interest in income of consolidated partnership ..............         (520)         (356)
     Gain (loss) on investments ...........................................        1,551          (261)
     Interest and management fee income ...................................          857           565
                                                                              ----------    ----------
                                                                              $   10,444    $    4,413
                                                                              ==========    ==========

Reconciliation of funds from operations to net income:
Funds from operations .....................................................   $   10,444    $    4,413
  Condominium unit sales ..................................................       25,950         6,704
  Costs of condominium unit sales .........................................      (21,859)       (4,907)
  Depreciation and amortization of real estate assets .....................      (20,326)      (18,776)
  Depreciation and amortization of real estate assets of partnerships .....       (5,689)       (3,481)
  Distributions from partnerships in excess of investments in the
     partnerships (4) .....................................................        4,142        16,257
  Gain on sale of real estate .............................................        4,994         8,031
  Gain on sale of real estate of partnership ..............................          831            --
  Insurance and other claims ..............................................          306         1,454
  Litigation settlement ...................................................        2,295           (40)
  Extraordinary items (5) .................................................         (185)       (2,697)
  Cumulative effect of change in accounting principle .....................          326            --
                                                                              ----------    ----------
Net income ................................................................   $    1,229    $    6,958
                                                                              ==========    ==========

                                                                                    December 31,
                                                                              -----------------------
                                                                                 2001         2000
                                                                              ----------   ----------

Identifiable assets:
  Real estate net of accumulated depreciation:
     Investment ...........................................................   $  201,971   $  212,482
     Development ..........................................................      232,174      250,353
                                                                              ----------   ----------
                                                                              $  434,145   $  462,835
                                                                              ==========   ==========
  Investments in and advances to partnerships:
     Investment ...........................................................   $    5,363   $    9,569
     Development ..........................................................       25,934       20,313
                                                                              ----------   ----------
                                                                              $   31,297   $   29,882
                                                                              ==========   ==========

                                                                                         December 31,
                                                                                   -----------------------
                                                                                      2001         2000
                                                                                   ----------   ----------
Book value per common share ....................................................   $     8.92   $     8.84
                                                                                   ==========   ==========

Estimated fair market values of real estate (6):
     Investment ................................................................   $  330,325   $  309,776
     Development ...............................................................      252,099      302,635
                                                                                   ----------   ----------
                                                                                   $  582,424   $  612,411
                                                                                   ==========   ==========
Estimated fair market values of investments in and advances to partnerships (7):
     Investment ................................................................   $   45,586   $   29,286
     Development ...............................................................       48,410       34,075
                                                                                   ----------   ----------
                                                                                   $   93,996   $   63,361
                                                                                   ==========   ==========

Estimated fair market value of net assets per common share (7) .................   $    36.14   $    31.71
                                                                                   ==========   ==========

Estimated fully diluted fair market value of net assets per common share (7) ...   $    32.43   $    28.54
                                                                                   ==========   ==========

(1)   Property operating expenses exclude replacements expense.

(2) Net operating income as presented above is defined as rental revenue less property operating expenses before replacements expense.

(3) Tarragon considers funds from operations ("FFO") to be an appropriate measure of the performance of our investment portfolio but not of our other assets. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), equals net income (loss), computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. We believe that FFO is useful to investors as a measure of the performance of a real estate investment company because, along with cash flows from operating activities, investing activities, and financing activities, it provides investors an understanding of our ability to incur and service debt and to make capital expenditures. We also believe that a clear understanding of our operating results requires examining FFO along with net income (loss) as shown in the Consolidated Financial Statements and Notes, as well as assessing changes in the value of our assets. FFO does not represent cash generated from operating activities in accordance with GAAP and is not an alternative to net income as an indication of our operating performance or to cash flow as a measure of liquidity, nor is it necessarily indicative of cash available to fund cash needs and cash dividends. Our calculation of FFO may be different from the methods used by other companies and, therefore, may not be comparable to other companies.

(4) These amounts primarily relate to distributions of financing proceeds in excess of our investments in Devonshire Apartment Owners, LLC, in 2000, and Antelope Pines Estates, L.P., and Woodcreek Garden Apartments, L.P., in 2001.

(5) Extraordinary items include exit fees, prepayment penalties, and the write-off of deferred financing expenses in connection with refinancings of mortgages secured by real estate, and, in 2001, an extraordinary gain on debt forgiveness upon the discounted payoff of a mortgage.

(6) Estimated fair market values have been determined using the following procedures. For properties with appraisals ordered by lenders in connection with mortgage financing performed within two years for 2000 and within one year for 2001, the appraised values are used. We have estimated the fair market value of our condominium conversion using the unit contract or offering prices less estimated selling costs and remaining costs of unit renovations. At December 31, 2001, we had closed the sale of 57% of the units, and another 24% were under contract for purchase. For 2000, we estimated the fair market value of one property that was sold in February 2001 at such sale price, and we estimated the fair market values of two properties using current written offers to purchase from third parties. For 2001, we estimated the fair market values of nine properties currently under contract for sale at such contract sale prices. Two of these were sold in February 2002. We estimated the fair market value of a nearly completed commercial property under construction at the amount of a written offer less estimated costs to complete construction. For 2001, we estimated the fair market values of two properties using contract prices from recently terminated sale contracts with third parties. For land and all other properties under development or construction or in initial lease-up, the historical cost basis net carrying values are used. For all other properties, we engaged Marcus & Millichap, a national real estate investment brokerage company, to perform Broker's Opinions of Value, and these values are used. Estimated fair market values of investments in and advances to partnerships reflect Tarragon's interest in the estimated fair market values of the net assets (real estate value less mortgage debt).

(7) The estimated fair market value of our net assets is based on the estimated fair market values of our real estate and investments in and advances to partnerships. Estimated fully diluted fair market value of net assets per common share has been computed assuming all outstanding stock options have been exercised.

Executive Officers of the Registrant

Part III of this 10-K is incorporated by reference to a proxy statement to be filed with the SEC in connection with our annual meeting of stockholders to be held in June 2002. Information required by Item 10. "DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT" with respect to Directors will be included in our proxy statement. The following discussion sets forth information required by
Item 10. "DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT" with respect to Tarragon's executive officers.

William S. Friedman (58) has served as President, Chief Executive Officer and a director of Tarragon since April 1997. He has also been Chairman of the Board of Directors since December 2000. He previously served as a Trustee (from March
1988), Chief Executive Officer (from December 1993), President (from December
1988), acting Chief Financial Officer (from May 1990 to February 1991), Treasurer (from August to September 1989), and acting Principal Financial and Accounting Officer (from December 1988 to August 1989) of Vinland Property Trust (until July 1997) and National Income Realty Trust (until November 1998). He has been an attorney at law since 1971.

Robert C. Rohdie (61) has been a director of Tarragon and President and Chief Executive Officer of Tarragon Development Corporation, a wholly owned subsidiary of Tarragon responsible for real estate development and renovation projects, since February 2000. Since 1988, Mr. Rohdie has also served as President of Rohdhouse Investments, Inc., his wholly owned real estate development company, which acted as Tarragon's joint venture partner in new construction and development projects from 1997 through 2000. Mr. Rohdie has been an attorney at law since 1965.

Robert P. Rothenberg (43) has been a director and the Chief Operating Officer of Tarragon since September 2000. Mr. Rothenberg has been the managing member of APA Management LLC, a real estate investment and management company, since 1994. He is also a Managing Member of Ansonia LLC, which together with Tarragon has acquired close to 2600 apartments in the State of Connecticut since 1997. Mr. Rothenberg was a co-managing member of Accord Properties Associates, LLC, which managed the Ansonia portfolio in Connecticut and was acquired by Tarragon in January 2001. He previously founded and served as President of Venture Realty Group, Ltd., which invested in multifamily and industrial properties, from September 1992 through April 1996. Mr. Rothenberg graduated from the Harvard Business School in June 1984.

Chris Clinton (55) has been Senior Vice President - Commercial Asset Management of Tarragon since March 1994. He also served as Senior Vice President - Commercial Asset Management for Vinland Property Trust from March 1994 to July 1997 and for NIRT and Tarragon Realty Advisors from March 1994 to November 1998, and as Vice President of Vinland Property Trust and NIRT from October 1988 to March 1994.

Erin D. Pickens (40) has been Executive Vice President and Chief Financial Officer of Tarragon since December 1998. She previously served as Vice President and Chief Accounting Officer for Tarragon from April 1997 to November 1998, of Vinland Property Trust from September 1996 to July 1997, and of NIRT from September 1996 to November 1998. She served as Accounting Manager of Vinland, NIRT, and Tarragon Realty Advisors from June 1995 to August 1996. She has been a Certified Public Accountant since 1990.

Kathryn Mansfield (41) has been Executive Vice President of Tarragon since December 1998 and Secretary and Corporate Counsel of Tarragon since May 1998. She previously served as Vice President for Tarragon, NIRT, and Tarragon Realty Advisors from May 1998 to December 1998. Prior to joining Tarragon, she was Vice President and Senior Counsel for CB Richard Ellis, Inc., formerly CB Commercial Real Estate Group, Inc., from October 1994 to May 1998. She has been an attorney at law since 1984.

Lori D. Meyer (40) has served as Senior Vice President - Deputy Director of Property Management of Tarragon since December 1998. She has also served as Senior Vice President (since November 1998), Controller (from February 1996 to October 2000) and Vice President (from February 1996 to November 1998) of Tarragon Management, Inc., a wholly owned subsidiary of Tarragon. She has been a Certified Public Accountant since 1996.

Todd C. Minor (43) has been Senior Vice President (since December 1998) and Treasurer (since April 1997) of Tarragon. Mr. Minor was also the Treasurer of Vinland Property Trust from December 1996 through July 1997 and of NIRT from December 1996 through November 1998. He served as Senior Vice President - Mortgage Servicing and Financing from May 1995 to November 1996, Senior Vice President - Finance from March 1994 to April 1995, and Vice President from April 1991 to July 1993 of Vinland Property Trust and NIRT and Senior Vice President of Tarragon Realty Advisors from March 1994 through November 1998.

Charles Rubenstein (43) has been Executive Vice President of Tarragon since December 1998 and General Counsel since September 1998. He also served as Senior Vice President for Tarragon, NIRT, and Tarragon Realty Advisors from September 1998 to December 1998. Prior to joining Tarragon, he was employed as General Counsel for Simpson Housing Limited Partnership in Denver, Colorado from January 1996 to February 1998. He has been an attorney at law since 1984.

Todd M. Schefler (45) became Senior Vice President - Development for Tarragon in May 2001. Mr. Schefler served as Vice President - Structured Transactions of Tarragon from January 2000 through May 2001. Prior to joining Tarragon, he was employed at Burroughs Development Corporation of Paramus, New Jersey as a Senior Vice President - Acquisitions and Finance from April 1998 to December 1999, and as Vice President from April 1994 to August 1997. He also served as President of TMS Realty Inc., a real estate finance and development consulting firm, from September 1997 to April 1998.

Saul Spitz (50) joined Tarragon as Executive Vice President of Acquisitions in September 2000. He has been a member of APA Management LLC, a real estate investment and management company, since September 1994. He has also been a member of Ansonia LLC, which together with Tarragon has acquired close to 2600 apartments in the State of Connecticut, since November 1997. Mr. Spitz was a co-managing member of Accord Properties Associates, LLC, which managed the Ansonia portfolio in Connecticut, from 1998 through January 2001, when it was acquired by Tarragon.

Eileen A. Swenson (51) joined Tarragon as President of Tarragon Management, Inc. in September 2000. Ms. Swenson founded and served as President of Accord Properties Associates, LLC and its predecessor, Accord Ventures, Inc., from August 1994 through January 2001, when it was acquired by Tarragon. Ms. Swenson has been a Certified Property Manager since 1987.

William M. Thompson (42) joined Tarragon as Executive Vice President and Chief Information Officer in September 2000. He served as Chief Financial Officer of Accord Properties Associates, LLC from August 1998 through January 2001, when it was acquired by Tarragon. Mr. Thompson was previously Chief Financial Officer of Myers Northeast, a Connecticut based property management firm, from November 1992 until August 1998. Mr. Thompson has been a Certified Public Accountant since 1982.

ITEM 2. PROPERTIES

At December 31, 2001, our real estate portfolio consisted of 105 properties, including 76 apartment communities (five currently under construction), eight office buildings, 11 retail buildings (one currently under construction), one condominium conversion, one condominium development, and eight tracts of land. Of these properties, 95 were held for investment. The remaining 10 properties were held for sale, two of which were sold in February 2002. Unconsolidated joint ventures owned 32 of the 105 properties. We believe our properties are adequately covered by liability and casualty insurance, consistent with industry standards.

The following table summarizes certain information about our apartment and commercial properties, including those owned through unconsolidated joint ventures, by state. The number of apartment units includes 1,404 units under construction. Commercial square footage includes a 34,381 square foot property under construction.

                         Tarragon Realty Investors, Inc.
                         Real Estate Summarized By State
                                December 31, 2001

                                                                             Mortgage Loans Secured by Real Estate
                                                               ---------------------------------------------------------------
                                                                                    (dollars in thousands)
                                    Number
                                      of          Commercial                     Weighted        Balance
                                   Apartment        Square     Outstanding       Average          Due at        Range of
                                     Units         Footage       Balance         Interest        Maturity     Maturity Dates
                                 ------------   ------------   ------------    ------------    ------------  -----------------
          Alabama                         178             --   $      4,726            4.04%   $      4,726        Jan-04
          California                    1,098         40,807         47,810            3.77%         27,303   Mar-10 - Dec-31
          Colorado                        768             --         23,758            7.84%         20,999        Aug-10
          Connecticut                   2,864        163,986        123,179            6.95%        114,575   Sept-02 - Dec-12
          Florida                       6,784        415,147        248,086           10.77%        211,113   Feb-02 - Jan-19
          Georgia                         360        144,712         27,592            5.91%         24,672   Feb-03 - June-09
          Illinois                         --        102,922          1,850            4.12%          1,850        Jun-02
          Kentucky                        424             --          8,349            7.47%          7,471   Jun-06 - Feb-09
          Louisiana                       320             --          7,340            6.62%          6,454        Jan-09
          Maryland                        459             --         17,750            3.71%         11,920        Jul-08
          Michigan                        170             --          7,048            7.20%          6,289   Mar-08 - Jan-11
          Mississippi                      --        116,026             --              --              --          --
          Nevada                           --         39,600          3,346            8.10%          2,969        Nov-10
          New Jersey                       --         34,381          2,021            8.32%          2,021        Jun-03
          Ohio                            504             --          4,933            8.02%          4,416        Jan-06
          Oklahoma                        178             --          4,802            6.16%          3,957   Apr-07 - Mar-11
          South Carolina                  216             --             --              --              --          --
          Tennessee                     1,102             --         24,391           10.46%         23,672   Jan-02 - Dec-05
          Texas                         1,865        255,597         68,191            6.08%         58,985   May-02 - Aug-27
          Washington DC                    --         62,229          4,061            7.12%          3,978        Jun-03
          Wisconsin                        --         61,494             --              --              --          --
                                 ------------   ------------    ------------    ------------   ------------
                                       17,290      1,436,901    $    629,233            6.18%  $    537,370
                                 ============   ============    ============    ============   ============

Notes:

(1) This schedule includes information on real estate owned directly or through unconsolidated joint ventures. It does not include information about the condominium conversion, the condominium development, or land.

(2) Weighted average interest is based on the December 31, 2001, balance for each mortgage loan and is computed using the stated interest rates for fixed rate mortgages and the interest rates in effect as of December 31, 2001, for variable rate mortgages.

The following table lists each of our operating properties owned directly and through joint ventures and presents certain operating and mortgage loan information for each property. Because they have limited or no operations, properties under construction, the condominium conversion and development, and land investments are not reflected on this schedule. The properties under construction are encumbered by construction loans totaling $30.8 million. The condominium conversion is encumbered by a conversion loan of $10.5 million. Two of the parcels of land are encumbered by a $2 million mortgage, and another is pledged as collateral for a $1 million line of credit. The condominium development is encumbered by a $5 million land loan.




                     [This space intentionally left blank.]

                         TARRAGON REALTY INVESTORS, INC.
                        SUMMARY OF OPERATING REAL ESTATE
                                DECEMBER 31, 2001

                                                                NUMBER OF                  PHYSICAL      12/31/01
                                                                APARTMENT    SQUARE       OCCUPANCY       MARKET
PROPERTY                                LOCATION                  UNITS      FOOTAGE     12/31/01 (a)   RENT PSF (b)
--------                                --------                ---------    -------     ------------   ------------

Investment Group:

Directly owned properties:

Apartments
Acadian Place                           Baton Rouge, LA              120      143,450           79%      $   5.51
Aspentree                               Dallas, TX                   296      212,864           89%         10.81
Bayfront                                Houston, TX                  200      172,720           95%          9.06
The Brooks                              Addison, TX                  104       94,176           92%          9.31
Carlyle Towers                          Detroit, MI                  170      258,400           92%          7.31

Collegewood                             Tallahassee, FL              162       83,700           93%         11.51
Courtyard at the Park                   Miami, FL                    127      113,706           97%         10.63
Creekwood North                         Altamonte Springs, FL        180      166,500           97%          8.12
Cross Creek                             Lexington, KY                144      102,325           82%         10.09
Desert Winds                            Jacksonville, FL             152      120,186           99%          8.50
Diamond Loch                            Fort Worth, TX               138      139,516           92%          8.30
English Village                         Memphis, TN                  300      364,680           95%          6.13

Forest Oaks                             Lexington, KY                154      132,460           84%          8.14
Forest Park                             Rocky Hill, CT               161      143,050           91%         10.74
Fountainhead                            Kissimmee, FL                184      187,080           91%          9.07
French Villa                            Tulsa, OK                    100      105,545           94%          7.79

Heather Hill                            Temple Hills, MD             459      417,319           97%         11.36
Holly House                             North Miami, FL               57       45,417           93%         11.65
Kirklevington Hills                     Lexington, KY                126       99,080           91%          9.31
Landmark                                Tallahassee, FL              128      113,800           91%          7.85
Marina Park                             Miami, FL                     90       83,700           97%         13.22
Martin's Landing                        Lakeland, FL                 236      207,704           87%          8.13

Meadowbrook                             Baton Rouge, LA              200      126,736           87%          9.34

Mission Trace                           Tallahassee, FL               96      104,400           97%          7.07

Morningside                             Jacksonville, FL             112       89,200           86%          8.20
Mustang Creek                           Arlington, TX                120      167,880           92%          8.36


                                              MORTGAGE LOANS SECURED BY REAL ESTATE
                                         ----------------------------------------------
                                                    (DOLLARS IN THOUSANDS)
                                                                  BALANCE
                                         12/31/01     INTEREST     DUE AT      MATURITY
PROPERTY                                 BALANCE      RATE (c)    MATURITY       DATE
--------                                 --------     --------    --------     --------

Investment Group:

Directly owned properties:

Apartments
Acadian Place                            $  3,138         6.56%     $  2,759       Jan-09
Aspentree                                   3,670         8.33%        3,390       Nov-05
Bayfront                                    4,126         5.99%        3,605       Nov-08
The Brooks                                  3,079         7.25%        2,735       Jun-09
Carlyle Towers                              5,267         6.96%        4,715       Mar-08
                                            1,781         7.90%        1,574       Jan-11
Collegewood                                 1,899         4.58%        1,868       Nov-02
Courtyard at the Park                       4,535         7.83%        3,119       Sep-10
Creekwood North                             4,866         8.02%        4,319       Aug-10
Cross Creek                                 2,603         7.54%        2,367       Oct-07
Desert Winds                                1,165         8.50%          341       Jul-10
Diamond Loch                                3,359         6.80%        3,005       Mar-08
English Village                             5,565         7.56%        4,965       Dec-05
                                            2,072         8.82%        1,952       Dec-05
Forest Oaks                                 2,814         8.16%        2,501       Jun-06
Forest Park                                 7,650         4.79%        7,650       Dec-03
Fountainhead                                7,164         8.06%        6,366       Jul-10
French Villa                                1,862         6.82%        1,648       Jan-09
                                            1,227         7.23%        1,053       Mar-11
Heather Hill                               17,750         3.71%       11,920       Jul-08
Holly House                                 1,696         6.57%        1,498       Nov-08
Kirklevington Hills                         2,932         6.74%        2,604       Feb-09
Landmark                                       --            --           --           --
Marina Park                                 3,601         6.89%        3,215       Jun-08
Martin's Landing                            4,494         7.65%        4,014       Dec-05
                                            1,794         8.43%        1,684       Dec-05
Meadowbrook                                 3,573         6.56%        3,148       Jan-09
                                              629         7.26%          547       Apr-11
Mission Trace                               1,209         8.78%           --       May-06
                                              158         8.53%           --       May-06
Morningside                                 1,515         8.35%        1,474       Apr-03
Mustang Creek                               5,821         8.06%        5,173       Jun-10

                         TARRAGON REALTY INVESTORS, INC.
                        SUMMARY OF OPERATING REAL ESTATE
                                DECEMBER 31, 2001

                                                              NUMBER OF                  PHYSICAL       12/31/01
                                                              APARTMENT    SQUARE        OCCUPANCY       MARKET
PROPERTY                            LOCATION                    UNITS      FOOTAGE      12/31/01 (a)   RENT PSF (b)
--------                            --------                 ----------   ----------    ------------   ------------
Directly owned properties:

Apartments
Newport                             Jacksonville, FL                152      139,364           90%     $    10.81
Palm Court                          Miami, FL                       144      125,460           93%          10.61
Palm Grove Gardens                  Orlando, FL                     142       98,017           97%           9.52
Park Dale Gardens                   Dallas, TX                      224      206,640           93%           8.24
Pinecrest                           Ft. Lauderdale, FL              326      227,541           95%          17.45

Prado Bay                           North Bay Village, FL           124      110,588           90%          12.56
The Regents                         Jacksonville, FL                304      288,320           91%           6.60
River City Landing                  Jacksonville, FL                352      360,400           89%           6.86
Silver Creek                        Tallahassee, FL                 152      143,378           99%           7.58
Southern Elms                       Tulsa, OK                        78       65,664           95%           8.91
Summit on the Lake                  Ft. Worth, TX                   198      138,262           93%          10.38
Vistas at Lake Worth                Ft. Worth, TX                   265      247,713           90%           9.53
Woodcreek                           Jacksonville, FL                260      199,484           90%           9.71

                                                             ----------   ----------     --------      ---------
APARTMENTS (e)                                                    7,037    6,346,425           92%           9.15
                                                             ----------   ----------     --------      ---------

Office Buildings
Emerson Center (g)                  Atlanta, GA                      --      126,979           77%          15.17
Park 20 West                        Tallahassee, FL                  --       68,535           55%          15.56
                                                             ----------   ----------     --------      ----------
OFFICE BUILDINGS (e)                                                 --      195,514           69%          15.31
                                                             ----------   ----------     --------      ---------


                                                MORTGAGE LOANS SECURED BY REAL ESTATE
                                           --------------------------------------------------
                                                      (DOLLARS IN THOUSANDS)
                                                                        BALANCE
                                             12/31/01     INTEREST       DUE AT      MATURITY
PROPERTY                                     BALANCE       RATE (c)     MATURITY       DATE
--------                                   -----------    ---------    ----------    --------

Directly owned properties:

Apartments
Newport                                    $     4,816         8.18%   $    4,498       Apr-06
Palm Court                                       4,584         7.59%        4,031       Oct-10
Palm Grove Gardens                               1,122         8.50%           --       Feb-12
Park Dale Gardens                                5,501         8.11%        4,881       Jul-10
Pinecrest                                       13,837         7.96%        8,799       Apr-17
                                                 3,102         7.81%        2,794       Apr-07
Prado Bay                                        4,590         7.05%        4,124       Jan-08
The Regents                                      6,218         8.06%        5,507       Jul-10
River City Landing                               7,743         4.12%        7,743       Jun-02
Silver Creek                                     1,077         8.50%           --       May-12
Southern Elms                                    1,713         4.67%        1,256       Apr-07
Summit on the Lake                               4,533         6.35%           --       Aug-27
Vistas at Lake Worth                             9,345         6.61%        7,916       Oct-11
Woodcreek                                        6,817         6.79%        6,057       Sep-08
                                                 1,786         7.90%        1,578       Jan-11
                                           -----------    ---------    ----------
APARTMENTS (e)                                 189,798         6.85%      154,393
                                           -----------    ---------    ----------

Office Buildings
Emerson Center (g)                               6,735         4.33%        5,805       Feb-03
Park 20 West                                     1,717         8.68%        1,415       Mar-06
                                           -----------    ---------    ----------
OFFICE BUILDINGS (e)                             8,452         5.21%        7,220
                                           -----------    ---------    ----------

                         TARRAGON REALTY INVESTORS, INC.
                        SUMMARY OF OPERATING REAL ESTATE
                                DECEMBER 31, 2001

                                                                    NUMBER OF                  PHYSICAL       12/31/01
                                                                    APARTMENT     SQUARE       OCCUPANCY       MARKET
PROPERTY                                   LOCATION                   UNITS       FOOTAGE     12/31/01 (a)   RENT PSF (b)
--------                                   --------                 ---------    ---------    ------------   ------------

Directly owned properties:

Shopping Centers
Briarwest                                  Houston, TX                      --       25,323           91%     $   15.64
Emerson Center (g)                         Atlanta, GA                      --       17,733           61%         16.91
Lakeview Mall                              Manitowoc, WI                    --       61,494          100%          1.84
Midway Mills                               Carrollton, TX                   --       72,065           94%         12.43
Northside Center                           Gainesville, FL                  --      139,337           99%          4.17
Stewart Square                             Las Vegas, NV                    --       39,600          100%         13.38
Times Square                               Lubbock, TX                      --       19,550           67%          7.43
                                                                     ---------    ---------      -------      ---------
SHOPPING CENTERS (e)                                                        --      375,102           94%          7.89
                                                                     ---------    ---------      -------      ---------

Properties owned through partnerships (ownership percentage):

801 Pennsylvania Avenue (50%)
801 Pennsylvania Avenue Office Building    Washington, DC                   --       62,229           92%         15.84

Ansonia Apartments, L.P. (70%)
Autumn Ridge                               East Haven, CT                  116       46,725           88%         18.17
Dogwood Hills                              Hamden, CT                       46       37,675           98%         14.25
Fox Run                                    Ledyard, CT                     172      146,050           98%         10.89
Foxon Woods                                East Haven, CT                   78       39,000           92%         17.04
Groton Towers                              Groton, CT                      114       91,895           97%         12.20
Gull Harbor                                New London, CT                   65       39,375           97%         13.46
Hamden Center                              Hamden, CT                       65       46,030           97%         14.59
Lakeview                                   Waterbury, CT                    88       74,250           92%         10.45
Meriden East (i)                           Meriden, CT                      66       49,700           94%         11.05
Nutmeg Woods                               New London, CT                  382      282,645           97%         12.02
Parkview                                   Naugatuck, CT                   160      150,300           92%         11.94

Sagamore Hills                             Middletown, CT                  212      160,400           89%         12.62
Woodcliff Estates                          East Hartford, CT               561      487,520           90%         10.92



                                                 MORTGAGE LOANS SECURED BY REAL ESTATE
                                            ------------------------------------------------
                                                        (DOLLARS IN THOUSANDS)
                                                                        BALANCE
                                            12/31/01      INTEREST      DUE AT      MATURITY
PROPERTY                                     BALANCE      RATE (c)     MATURITY       DATE
--------                                    ----------    ---------    ---------    --------
Directly owned properties:

Shopping Centers
Briarwest                                   $    1,598         4.87%   $   1,460       Nov-04
Emerson Center (g)                                 919         4.33%         792       Feb-03
Lakeview Mall                                       --           --           --           --
Midway Mills                                     3,833         8.64%       3,464       Dec-05
Northside Center                                   974         9.00%          --       Nov-05
Stewart Square                                   3,346         8.10%       2,969       Nov-10
Times Square                                        --           --           --           --
                                            ----------    ---------    ---------
SHOPPING CENTERS (e)                            10,670         7.67%       8,685
                                            ----------    ---------    ---------

Properties owned through partnerships (ownership percentage):

801 Pennsylvania Avenue (50%)
801 Pennsylvania Avenue Office Building          4,061         7.12%       3,978       Jun-03

Ansonia Apartments, L.P. (70%)
Autumn Ridge                                     3,261         6.89%       2,802       Apr-11
Dogwood Hills                                    2,095         5.12%       2,069       Nov-02
Fox Run                                          5,656         7.09%       5,013       Aug-08
Foxon Woods                                      1,911         7.09%       1,693       Aug-08
Groton Towers                                    4,736         7.82%       4,186       Sep-10
Gull Harbor                                      1,465         5.12%       1,446       Nov-02
Hamden Center                                    2,584         5.12%       2,552       Nov-02
Lakeview                                         2,890         8.00%       2,568       Jul-10
Meriden East (i)                                 2,300         7.03%       1,987       Jan-11
Nutmeg Woods                                    13,267         7.68%      12,185       Sep-10
Parkview                                         6,466         7.86%       5,725       Aug-10
                                                 1,680         6.91%       1,404       Dec-12
Sagamore Hills                                   7,678         7.85%       6,803       Jul-10
Woodcliff Estates                               19,777         7.68%      17,432       Sep-10
                                                 3,545         7.61%       2,988       Jan-13

                         TARRAGON REALTY INVESTORS, INC.
                        SUMMARY OF OPERATING REAL ESTATE
                                DECEMBER 31, 2001




                                                                    NUMBER OF                  PHYSICAL      12/31/01
                                                                    APARTMENT    SQUARE       OCCUPANCY       MARKET
PROPERTY                                   LOCATION                   UNITS      FOOTAGE     12/31/01 (a)   RENT PSF (b)
--------                                   --------                -----------  -----------  ------------   ------------
Properties owned through partnerships:

Ansonia Liberty, LLC (90%)
Liberty Building                           New Haven, CT                   123       67,445           98%    $    20.84

Antelope Pines Estates, L.P. (49%)
Antelope Pines Estates                     Lancaster, CA                   314      311,888           95%          8.64

Devonshire Apartment
Owners, LLC. (90%)
Villages at Gateway (i)                    Denver, CO                      768      518,400           89%         12.10

Larchmont Associates, L.P. (57%)
Larchmont West                             Toledo, OH                      504      339,654           91%          7.26

Sacramento Nine (70%)
Prospect Park Office Building              Rancho Cordova, CA               --       40,807            0%            --

Stone Creek Associates I, LLC (20%)
Stone Creek                                Sacramento, CA                  368      337,960           93%         11.58

Woodcreek Garden Apartments, L.P.
   (49%)
Woodcreek Garden                           Lancaster, CA                   416      369,696           93%          9.33

                                                                   -----------  -----------   ----------     ----------
ALL APARTMENTS INVESTMENT
  GROUP (e)                                                             11,655    9,943,033           92%          9.87
                                                                   -----------  -----------   ----------     ----------
ALL OFFICE BUILDINGS
  INVESTMENT GROUP (e)                                                      --      298,550           64%         13.33
                                                                   -----------  -----------   ----------     ----------
ALL SHOPPING CENTERS
  INVESTMENT GROUP (e)                                                      --      375,102           94%          7.89
                                                                   -----------  -----------   ----------     ----------
ALL PROPERTIES INVESTMENT
  GROUP (e)                                                             11,655   10,616,685           91%          9.89
                                                                   -----------  -----------   ----------     ----------


                                                  MORTGAGE LOANS SECURED BY REAL ESTATE
                                            -------------------------------------------------
                                                         (DOLLARS IN THOUSANDS)
                                                                        BALANCE
                                             12/31/01      INTEREST      DUE AT      MATURITY
PROPERTY                                      BALANCE      RATE (c)     MATURITY       DATE
--------                                    -----------    ---------    ---------    --------

Properties owned through partnerships:

Ansonia Liberty, LLC (90%)
Liberty Building                            $     6,770         4.70%    $   6,770       Jan-04

Antelope Pines Estates, L.P. (49%)
Antelope Pines Estates                           11,700         1.03%       11,700       Nov-31
                                                  1,860         5.93%           --       Mar-10
Devonshire Apartment
Owners, LLC. (90%)
Villages at Gateway (i)                          23,758         7.84%       20,999       Aug-10

Larchmont Associates, L.P. (57%)
Larchmont West                                    4,937         8.02%        4,417       Jan-06

Sacramento Nine (70%)
Prospect Park Office Building                        --            --           --           --

Stone Creek Associates I, LLC (20%)
Stone Creek                                      13,450         6.82%           --       Oct-27
                                                  2,680         7.03%        2,273       Dec-11

Woodcreek Garden Apartments, L.P.
   (49%)
Woodcreek Garden                                 13,330         1.25%       13,330       Dec-31
                                                  4,790         6.26%           --       May-14
                                            -----------    ---------     ---------
ALL APARTMENTS INVESTMENT
  GROUP (e)                                     352,384         6.60%      284,735
                                            -----------    ---------     ---------
ALL OFFICE BUILDINGS
  INVESTMENT GROUP (e)                           12,513         5.83%       11,198
                                            -----------    ---------     ---------
ALL SHOPPING CENTERS
  INVESTMENT GROUP (e)                           10,670         7.67%        8,685
                                            -----------    ---------     ---------
ALL PROPERTIES INVESTMENT
  GROUP (e)                                     375,567         6.60%      304,618
                                            -----------    ---------     ---------

                         TARRAGON REALTY INVESTORS, INC.
                        SUMMARY OF OPERATING REAL ESTATE
                                DECEMBER 31, 2001




                                                                    NUMBER OF                 PHYSICAL       12/31/01
                                                                    APARTMENT     SQUARE      OCCUPANCY       MARKET
PROPERTY                                   LOCATION                    UNITS      FOOTAGE    12/31/01 (a)   RENT PSF (b)
--------                                   --------                 ----------  -----------  ------------   ------------
Development Group:

Directly owned properties:

Apartments
Bay West                                   Bradenton, FL                   299      270,225           91%    $     8.44
Harbour Green                              Panama City, FL                 200      205,200           91%          8.97
Lake Point                                 Memphis, TN                     524      521,840           85%          5.74
Mayfaire at Windsor Parke                  Jacksonville, FL                324      339,886           94%          9.89
Vintage at Lake Lotta                      Ocoee, FL                       199      211,476           71%         11.01
Vintage at Legacy                          Frisco, TX                      320      378,841           89%         11.56
Vintage at Plantation Bay                  Jacksonville, FL                240      244,516           78%         10.40
Vintage at Tampa Palms                     Tampa, FL                       298      351,938           63%         10.22
Vintage on the Green (d)                   Orlando, FL                     396      414,680           94%         10.47
                                                                    ----------  -----------    ---------     ----------
APARTMENTS (e)                                                           2,800    2,938,602           84%          9.42
                                                                    ----------  -----------    ---------     ----------

Office Buildings
1505 Highway 6 (f)                         Houston, TX                      --       62,934           26%         14.43
Northwest O'Hare                           Des Plaines, IL                  --      102,922           85%         16.01
Orlando Central Park                       Orlando, FL                      --      151,387           58%         15.37
                                                                    ----------  -----------    ---------     ----------
OFFICE BUILDINGS (e)                                                                317,243           61%         15.39
                                                                    ----------  -----------    ---------     ----------

Shopping Centers
Jackson Square (h)                         Jackson, MS                      --      116,026          100%          3.69
Mariner Plaza                              Panama City, FL                  --       55,888           44%          9.51
University Center                          Waco, TX                         --       75,725           77%          6.16
                                                                    ----------  -----------    ---------     ----------
SHOPPING CENTERS (e)                                                                247,639           80%          5.76
                                                                    ----------  -----------    ---------     ----------

                                                  MORTGAGE LOANS SECURED BY REAL ESTATE
                                             ------------------------------------------------
                                                          (DOLLARS IN THOUSANDS)
                                                                         BALANCE
                                              12/31/01     INTEREST       DUE AT     MATURITY
PROPERTY                                      BALANCE      RATE (c)      MATURITY      DATE
--------                                     ---------     --------     ---------    --------
Development Group:

Directly owned properties:

Apartments
Bay West                                     $   4,465         8.89%    $      --       Jan-19
Harbour Green                                    9,331         4.04%        7,315       Nov-04
Lake Point                                       6,388         5.12%        3,585       Jun-02
Mayfaire at Windsor Parke                       18,516         7.56%       16,387       Oct-09
Vintage at Lake Lotta                           14,000         3.94%       14,000       Nov-02
Vintage at Legacy                               21,825         3.68%       21,825       Dec-02
Vintage at Plantation Bay                       13,385         4.04%       13,385       Jul-02
Vintage at Tampa Palms                          19,216         4.04%       19,216       May-03
Vintage on the Green (d)                        21,873         4.75%       21,873       Feb-02
                                             ---------     --------     ---------
APARTMENTS (e)                                 128,999         4.82%      117,586
                                             ---------     --------     ---------

Office Buildings
1505 Highway 6 (f)                                  --           --           --           --
Northwest O'Hare                                 1,850         4.12%        1,850       Jun-02
Orlando Central Park                             6,492         6.00%          271       Oct-03
                                             ---------     --------     ---------
OFFICE BUILDINGS (e)                             8,342         5.58%        2,121
                                             ---------     --------     ---------

Shopping Centers
Jackson Square (h)                                  --           --            --           --
Mariner Plaza                                    1,673         7.15%        1,467       Jan-09
University Center                                1,500         5.00%        1,500       May-02
                                             ---------     --------     ---------
SHOPPING CENTERS (e)                             3,173         6.13%        2,967
                                             ---------     --------     ---------

                         TARRAGON REALTY INVESTORS, INC.
                        SUMMARY OF OPERATING REAL ESTATE
                                DECEMBER 31, 2001

                                                                    NUMBER OF                   PHYSICAL      12/31/01
                                                                    APARTMENT     SQUARE       OCCUPANCY       MARKET
PROPERTY                                   LOCATION                    UNITS     FOOTAGE      12/31/01 (a)   RENT PSF (b)
--------                                   --------                 ----------  -----------   ------------   ------------
Properties owned through partnerships:

Ansonia Apartments, L.P. (70%)
Ocean Beach                                New London, CT                  455      251,630           93%     $   13.48

Danforth Apartment Owners, LLC (99%)
Club at Danforth                           Jacksonville, FL                288      306,156           95%          9.32

Merritt 8 Acquisitions, L.L.C. (80%)
Merritt 8 Corporate Park                   Stratford, CT                    --      163,986           85%         17.49

Tarragon Savannah I, LLC, and Tarragon
Savannah II, LLC (99%)
Links at Georgetown                        Savannah, GA                    360      377,286           97%          9.14

Vineyard at Eagle Harbor, LLC (99%)
Vineyard at Eagle Harbor                   Orange Park, FL                 328      354,136           94%          9.63
                                                                    ----------  -----------    ---------      ---------
ALL APARTMENTS DEVELOPMENT
  GROUP (e)                                                              4,231    4,227,810           88%          8.89
                                                                    ----------  -----------    ---------      ---------
ALL OFFICE BUILDINGS
  DEVELOPMENT GROUP (e)                                                     --      481,229           69%         16.11
                                                                    ----------  -----------    ---------      ---------
ALL SHOPPING CENTERS
  DEVELOPMENT GROUP (e)                                                     --      247,639           80%          5.76
                                                                    ----------  -----------    ---------      ---------
ALL PROPERTIES DEVELOPMENT
  GROUP (e)                                                              4,231    4,956,678           85%          9.43
                                                                    ----------  -----------    ---------      ---------
ALL PROPERTIES (e)                                                      15,886   15,573,363           90%     $    9.75
                                                                    ==========  ===========    =========      =========


                                                   MORTGAGE LOANS SECURED BY REAL ESTATE
                                            --------------------------------------------------
                                                        (DOLLARS IN THOUSANDS)
                                                                        BALANCE
                                             12/31/01     INTEREST       DUE AT      MATURITY
PROPERTY                                     BALANCE      RATE (c)      MATURITY       DATE
--------                                    ----------    ---------    ----------    ---------
Properties owned through partnerships:

Ansonia Apartments, L.P. (70%)
Ocean Beach                                 $   11,445         5.12%   $   11,302       Nov-02

Danforth Apartment Owners, LLC (99%)
Club at Danforth                                14,777         7.56%       13,077       Oct-09

Merritt 8 Acquisitions, L.L.C. (80%)
Merritt 8 Corporate Park                        18,000         7.86%       18,000       Sep-02

Tarragon Savannah I, LLC, and Tarragon
Savannah II, LLC (99%)
Links at Georgetown                             13,796         7.31%       12,234       Jun-09
                                                 6,142         4.75%        5,842       Jan-06
Vineyard at Eagle Harbor, LLC (99%)
Vineyard at Eagle Harbor                        18,222         7.61%       16,021       Nov-10
                                            ----------    ---------    ----------
ALL APARTMENTS DEVELOPMENT
  GROUP (e)                                    193,381         5.48%      176,062
                                            ----------    ---------    ----------
ALL OFFICE BUILDINGS
  DEVELOPMENT GROUP (e)                         26,342         7.14%       20,121
                                            ----------    ---------    ----------
ALL SHOPPING CENTERS
  DEVELOPMENT GROUP (e)                          3,173         6.13%        2,967
                                            ----------    ---------    ----------
ALL PROPERTIES DEVELOPMENT
  GROUP (e)                                    222,896         5.69%      199,150
                                            ----------    ---------    ----------
ALL PROPERTIES (e)                          $  598,463         6.26%   $  503,768
                                            ==========    =========    ==========


(a) Represents physical occupancy as of the end of the last week of the fiscal year ended December 31, 2001.

(b) Represents annualized rental rate per square foot at December 31, 2001, based upon scheduled rents at that date.

(c) For variable rate mortgages, the interest rate in effect at December 31, 2001, is presented.

(d) The property was refinanced in January 2002 with a new loan for $25 million bearing interest at the 30-day LIBOR plus 2% and due in 2003.

(e) The total lines for physical occupancy, market rent per square foot, and interest rate represent weighted averages. The weighted average occupancy and rent are based on the square footage in each property. The weighted average interest rate is based on the December 31, 2001, mortgage balances.

(f)   Property is being repositioned from single tenant to multi-tenant.

(g) The $7.7 million mortgage is secured by both the office and retail portions of Emerson Center.

(h) Approximately 50% of the property is out of service and slated for demolition.

(i)   These properties were sold in February 2002.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the NASDAQ National Market System under the symbol "TARR." The following table sets forth the high and low bid quotations of our common stock reported by the NASDAQ system for the periods indicated. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions. The 2000 quotations have been restated to give effect to a 10% stock dividend declared in December 2000.

                                             2001                                    2000
                                    -----------------------                -----------------------
                                      High           Low                      High           Low
                                    ---------      --------                ---------      --------
          First quarter             $   12.00      $  10.50                $    9.66      $   9.21
          Second quarter                12.20         10.56                     9.55          8.81
          Third quarter                 12.44         11.75                     9.77          9.09
          Fourth quarter                13.25         12.15                    10.46          9.55

According to the transfer agent's records, at March 18, 2002, our common stock was held by approximately 6,500 holders, including beneficial holders. On March 18, 2002, the closing price of our common stock was $13.60.

No cash dividends were paid to common stockholders in 2001 and 2000. In 2000, the Board of Directors discontinued cash dividends on Tarragon's common stock and, in December 2000, in lieu of a cash dividend declared a 10% stock dividend payable on February 15, 2001, to shareholders of record on February 1, 2001. In December 2001, the Board of Directors authorized a 10% common stock dividend, to be paid on April 26, 2002, to holders of record on April 15, 2002.

ITEM 6. SELECTED FINANCIAL DATA

Please read the following information along with the Consolidated Financial Statements and Notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. Because the November 1998 merger of Tarragon and NIRT was treated as a reverse acquisition of Tarragon by NIRT for accounting purposes, pre-merger historical balances and operating information presented below are those of NIRT. Dollar amounts are in thousands, except per share amounts.

                                                                  For the Years Ended December 31,
                                                   ------------------------------------------------------------------
                                                      2001          2000          1999          1998          1997
                                                   ----------    ----------    ----------    ----------    ----------

OPERATING DATA

  Revenue ......................................   $  118,645    $  110,340    $   73,756    $   58,700    $   52,017
  Expenses .....................................     (126,183)     (109,513)      (79,905)      (61,095)      (51,749)
                                                   ----------    ----------    ----------    ----------    ----------
  Income (loss) before minority interest in
    income of consolidated partnership, net
    gain on sale of real estate, gain (loss)
    on investments, insurance and other
    claims, litigation settlement,
    extraordinary items, and cumulative
    effect of change in accounting principle ...       (7,538)          827        (6,149)       (2,395)          268
  Minority interest in income of
    consolidated partnership ...................         (520)         (356)           --            --            --
  Net gain on sale of real estate ..............        4,994         8,031        11,969         2,108         4,350
  Gain (loss) on investments ...................        1,551          (261)           --           123           913
  Insurance and other claims ...................          306         1,454           231            --            --
  Litigation settlement ........................        2,295           (40)         (350)           --            --
                                                   ----------    ----------    ----------    ----------    ----------
  Income (loss) from continuing ................
    operations .................................        1,088         9,655         5,701          (164)        5,531
  Extraordinary items ..........................         (185)       (2,697)         (444)       (1,231)           61
  Cumulative effect of change in
    accounting principle .......................          326            --            --            --            --
                                                   ----------    ----------    ----------    ----------    ----------
  Net income (loss) ............................        1,229         6,958         5,257        (1,395)        5,592
  Dividends on cumulative preferred stock ......         (657)         (418)           --            --            --
                                                   ----------    ----------    ----------    ----------    ----------
  Net income (loss) available to common
    stockholders ...............................   $      572    $    6,540    $    5,257    $   (1,395)   $    5,592
                                                   ==========    ==========    ==========    ==========    ==========

  Other comprehensive income (loss):
  Net income (loss) ............................   $    1,229    $    6,958    $    5,257    $   (1,395)   $    5,592
  Unrealized gains (losses) on marketable
    equity securities ..........................           --           (22)           50          (100)          831
  Realized (gains) losses on marketable
    equity securities ..........................           --            62            --          (123)         (698)
                                                   ----------    ----------    ----------    ----------    ----------
  Net income (loss) recognized in other
    comprehensive income (loss) ................           --            40            50          (223)          133
                                                   ----------    ----------    ----------    ----------    ----------
  Comprehensive income (loss) ..................   $    1,229    $    6,998    $    5,307    $   (1,618)   $    5,725
                                                   ==========    ==========    ==========    ==========    ==========

                                                                           For the Years Ended December 31,
                                                 ----------------------------------------------------------------------------------
                                                      2001              2000             1999             1998             1997
                                                 --------------   --------------   --------------   --------------   --------------

OPERATING DATA (CONTINUED)

PER SHARE DATA(1)

EARNINGS PER COMMON SHARE
  Income (loss) from continuing
    operations available to common
    stockholders .............................   $          .06   $         1.15   $          .64   $         (.02)  $          .66
  Extraordinary items ........................             (.02)            (.34)            (.05)            (.15)             .01
  Cumulative effect of change in
    accounting principle .....................              .04               --               --               --               --
                                                 --------------   --------------   --------------   --------------   --------------
  Net income (loss) available to common
    stockholders .............................   $          .08   $          .81   $          .59   $         (.17)  $          .67
                                                 ==============   ==============   ==============   ==============   ==============

Weighted average shares of common stock
  used in computing earnings per common
  share(2) ...................................        7,480,588        8,035,555        8,907,469        8,306,793        8,380,220
                                                 ==============   ==============   ==============   ==============   ==============

EARNINGS PER COMMON SHARE - ASSUMING
  DILUTION
  Income (loss) from continuing operations
    available to common stockholders .........   $          .05   $         1.14   $          .63   $         (.02)  $          .65
  Extraordinary items ........................             (.02)            (.33)            (.05)            (.15)             .01
  Cumulative effect of change in accounting
   principle .................................              .04               --               --               --               --
                                                 --------------   --------------   --------------   --------------   --------------
  Net income (loss) available to common
    stockholders .............................   $          .07   $          .81   $          .58   $         (.17)  $          .66
                                                 ==============   ==============   ==============   ==============   ==============

Weighted average shares of common stock
  used in computing earnings per common
  share -  assuming dilution(2) ..............        7,628,183        8,110,332        9,014,309        8,306,793        8,456,485
                                                 ==============   ==============   ==============   ==============   ==============

Cash dividends per common share(3) ...........   $           --   $           --   $          .38   $          .37   $          .35

                                                                         December 31,
                                                   --------------------------------------------------------------
                                                      2001         2000         1999         1998         1997
                                                   ----------   ----------   ----------   ----------   ----------

BALANCE SHEET DATA

  Real estate ..................................   $  434,145   $  462,835   $  305,324   $  293,975   $  233,936
  Investments in and advances to partnerships ..       31,297       29,882       48,834       37,356       13,839
  Total assets .................................      503,770      520,932      379,065      357,060      265,640
  Notes, debentures, and interest payable ......      399,956      426,285      287,767      263,361      184,126
  Stockholders' equity .........................       73,118       74,126       72,993       76,685       71,091
  Book value per common share ..................   $     8.92   $     8.84   $     9.13   $     9.06   $     9.47

----------

(1) Share and per share data have been restated to give effect to the November 1998 merger of Tarragon with NIRT on the basis of 1.97 shares of Tarragon common stock for each share of beneficial interest of NIRT and 10% stock dividends paid by NIRT in September 1997 and by Tarragon in December 2000.

(2) Represents the weighted average shares of common stock used in the computation of earnings per common share and earnings per common share - assuming dilution.

(3) Dividends in 1997 and 1998 were return of capital. Dividends in 1999 were 42% taxable to stockholders as ordinary income and 58% return of capital. The December 1999 dividend, which is reported in 2000 for federal income tax purposes, was return of capital.

                                                                  For the Years Ended December 31,
                                                   ------------------------------------------------------------------
                                                      2001          2000          1999          1998          1997
                                                   ----------    ----------    ----------    ----------    ----------

OTHER DATA

Cash flows provided by (used in):
    Operating activities .......................   $   16,745    $   (2,757)   $    9,584    $    2,533    $    3,261
    Investing activities .......................      (50,901)      (52,849)      (29,793)      (43,828)      (43,813)
    Financing activities .......................       39,004        55,796        21,718        39,475        40,952

Calculation of funds from operations:
    Net income (loss) ..........................   $    1,229    $    6,958    $    5,257    $   (1,395)   $    5,592
    Net profit from sale of condominium units ..       (4,091)       (1,797)           --            --            --
    Extraordinary items ........................          185         2,697           444         1,231           (61)
    Gain on sale of real estate of partnership .         (831)           --            --            --            --
    Litigation settlement ......................       (2,295)           40           350            --            --
    Insurance and other claims .................         (306)       (1,454)         (231)           --            --
    Net gain on sale of real estate ............       (4,994)       (8,031)      (11,969)       (2,108)       (4,350)
    Gain on sale of real estate partnership
     interest ..................................           --            --            --            --          (215)
    Depreciation and amortization of real
      estate assets ............................       20,326        18,776        10,979         7,602         7,225
    Depreciation and amortization of real
      estate assets of partnerships ............        5,689         3,481         4,641         1,892           356
    Cumulative effect of change in accounting
     principle .................................         (326)           --            --            --            --
    Distributions from partnerships in excess
     of investment in the partnerships .........       (4,142)      (16,257)           (9)         (338)          (41)
                                                   ----------    ----------    ----------    ----------    ----------
Funds from operations(1) .......................   $   10,444    $    4,413    $    9,462    $    6,884    $    8,506
                                                   ==========    ==========    ==========    ==========    ==========

----------

(1) Tarragon considers funds from operations ("FFO") to be an appropriate measure of the performance of a portfolio of stabilized real estate investments. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), equals net income (loss), computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. We believe that FFO is useful to investors as a measure of the performance of the investment portfolio of a real estate company because, along with cash flows from operating activities, investing activities, and financing activities, it provides investors an understanding of our ability to incur and service debt and to make capital expenditures. We also believe that a clear understanding of our operating results requires examining FFO along with net income (loss) as shown in the Consolidated Financial Statements and Notes, as well as assessing changes in the value of our assets. FFO does not represent cash generated from operating activities in accordance with GAAP, and is not an alternative to net income as an indication of our operating performance or to cash flow as a measure of liquidity, nor is it necessarily indicative of cash available to fund cash needs and cash dividends. Our calculation of FFO may be different from the methods used by other companies and, therefore, may not be comparable to other companies.

      Included in FFO for the year ended December 31, 2001, are gains of $1.5 million from the payoff of a note we acquired at a discount and $51,000 on an investment in a mortgage-backed security that was sold in May 2001. Included in FFO for the year ended December 31, 2000, are losses totaling $261,000 resulting from the sale of investments, primarily mortgage-backed securities secured by properties owned by Tarragon. Included in FFO for the years ended December 31, 1998, and 1997, are gains totaling $123,000, and $698,000, respectively, resulting from the sale of investments in marketable equity securities. Included in FFO for the year ended December 31, 2001, are straight-line rents in excess of contract rents of $689,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Please read this discussion along with the Consolidated Financial Statements and Notes found at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

Liquidity and Capital Resources

Our principal sources of cash are property operations, borrowings, and proceeds from the sale of properties. We believe these sources will continue to meet our cash requirements, including debt service payments, property maintenance and improvements, development costs for properties under construction, projected purchases of operating properties, dividends on preferred stock, and planned repurchases of common stock. Although we expect these sources of cash to be sufficient to fund planned uses of cash, we have no assurance that the expected sales and refinancings of properties will be completed as planned.

Since the beginning of 1999, proceeds from borrowings generated $285 million from the refinancing of mortgages on directly owned properties, construction loan fundings, and borrowings under line of credit facilities or other non-mortgage debt ($5.4 million of which was advanced by affiliates of William
S. Friedman, President, Chief Executive Officer, and Chairman of the Board of Directors of Tarragon). During the same period, joint ventures made $44.5 million in distributions to Tarragon in connection with financing of joint venture properties. The following table provides summary information about borrowings, which are expected to continue to be a key source of cash for Tarragon.

                                                       2001        2000        1999
                                                     --------    --------    --------
                                                              (in millions)

    Proceeds from mortgage refinancing               $   37.1    $  100.7    $   29.5
    Proceeds from non-mortgage financing                  9.4         6.0         6.7
    Payoff of existing debt                             (35.4)      (79.9)      (13.6)
    Net cash proceeds from borrowings                    11.6        22.3        32.2
    Proceeds from construction loan fundings             43.2        34.2        12.6
    Advances (repayment of advances)
         from affiliates                                  5.0         1.6        (1.2)
    Release payments in connection with sale
         of condominium units                           (16.6)       (3.9)         --
    Repayment of advances/distributions
         from partnerships' financing activities         10.4        29.0         5.1

In the third quarter of 2000, we received $23.3 million from Devonshire Apartment Owners, L.L.C., representing net proceeds from the financing of The Villages at Gateway. We used $19.4 million of these proceeds to pay off a mortgage loan on this property. The rest of the repayment of advances or distributions from partnerships' financing activities in 2001, 2000, and 1999 were related to proceeds from mortgage financing on partnership properties.

Principal payments on notes payable totaling $117.3 million are due in 2002, including $109 million of balloon payments. Of this amount, $21.9 million was paid off in connection with obtaining permanent financing in February 2002 on a new development property that began leasing in 2000, and $5.7 million representing release payments on the 5600 Collins condominium conversion loan has been paid through March 22, 2002, in connection with the sale of 26 condominium units. We intend to pay off or extend the loans as they come due largely through refinancings and, for the $4.8 million remaining of the condominium conversion loan on 5600 Collins, through release payments as we sell the remaining condominium units. We estimate that mortgage refinancing will generate $30 million in net cash proceeds in 2002. We believe we can arrange such new financing as may be needed to repay maturing notes.

During the three years ended December 31, 2001, we received $27 million in net cash proceeds from the sale of real estate. We sold 18 properties and portions of two other properties with an aggregate net carrying amount of $50 million and paid off mortgages totaling $43 million in connection with these transactions. Additionally, we received distributions of $1.8 million in 2001 and $2.7 million in 1999 of proceeds from the sale of two joint venture properties. We estimate proceeds from the projected sale of real estate will provide approximately $45 million during 2002.

Since the beginning of 1999, Tarragon has purchased three completed properties with 284 apartment units and 151,387 square feet of commercial space and five land parcels. Apartment communities with a total of 538 units were constructed on two of the parcels, and a 216-unit apartment community is under construction on another. The aggregate cost of these purchases was $37.2 million, $24.4 million of which was financed with mortgage debt. In the aggregate, cash of $13.7 million was paid at closing of these purchases. In October 2001, we sold a 10% interest in one of the completed apartment communities purchased in 2001 to a third party for $95,000. Due to a change in control upon completing this transaction, we ceased consolidating the property and now account for our investment using the equity method of accounting.

In February 2000, Tarragon effectively acquired Mr. Rohdie's interests in nine partnerships formed with him to build and own luxury apartment communities in Florida, Georgia, and Alabama. Tarragon's contributions and advances, including $6 million in 1999 and $370,000 in 2000, had provided substantially all of the development costs not covered by construction loans. The eight properties owned by these partnerships were contributed to a new operating partnership controlled by Tarragon, and Mr. Rohdie received a preferred interest in this partnership valued at up to $10 million. The aggregate basis allocated to the real estate assets was $110 million, and mortgages assumed totaled $88 million. Mr. Rohdie's preferred interest was initially valued at $5 million (based on the value of five of the ten properties that had then been completed). In 2001, his preferred interest was increased by $3.8 million to reflect completion and revaluation of four more of the properties. For accounting purposes, this increase was treated as an increase in the bases of the properties and an increase in minority interest.

In May 2001, we deconsolidated three of these properties due to a change in control upon entering into a joint venture with Aetna Life Insurance Company. The aggregate amounts removed from our books for real estate was $58 million and for notes payable was $54 million. The initial basis allocated to our investment in the joint venture was $4.9 million. Aetna provided a non-recourse loan of $8.4 million, which is reflected in the above discussion of financing proceeds, and contributed cash of $100,000 to the joint venture, which was distributed to Tarragon.

In 1997, Tarragon formed National Omni Associates, L.P., which purchased 5600 Collins Avenue, a 289-unit high-rise apartment building in Miami Beach, Florida, that is currently undergoing a condominium conversion. We invested $7.6 million ($557,000 in 1999 and $380,000 in 2000) in this partnership. In February 2000, we bought out our partner for $875,000 and began consolidating this property. The basis of the property upon consolidation was $33 million, and the mortgage balance was $26 million. In the second quarter of 2000, we paid off the mortgage on this property through a condominium conversion loan. The cash activity of this refinancing is reflected in the above discussion of proceeds from borrowings. As of December 31, 2001, we had sold 163 units for an aggregate gross selling price of $32.7 million and had an additional 70 units under contract for a total of $17.3 million. After closing costs and release payments on the mortgage, we received net cash proceeds of $2.3 million in 2000 and $8.1 million in 2001. We spent $9.5 million in 2000 and $13.2 million in 2001 on capital improvements and unit renovations in connection with the condominium conversion.

In 1997, Tarragon formed Ansonia Apartments, L.P., with Richard Frary, Joel Mael, Robert Rothenberg, and Saul Spitz. Ansonia purchased 14 apartment properties with an aggregate 2,580 units and a 160,000 square foot historic mill, all located in Connecticut. The cash required to purchase the properties was provided by Tarragon in the form of capital contributions that earn a preferred return of 10.5% per annum and had priority over distributions to the partners. Tarragon made contributions of $7 million in 1999 and $2.5 million in 2000 and received net distributions from the operations of Ansonia's properties of $1.7 million in 2001. As discussed above, Tarragon received distributions from Ansonia of $5.7 million in 2000 and $5.6 million in 2001 from mortgage financing on eight of its properties and $1.8 million in 2001 from the sale of the historic mill. In 2001, the outside partners exercised their option to increase their interest in Ansonia to 30% by making contributions totaling $5.6 million, representing 30% of net contributions made by Tarragon as of August 31, 2001, plus the preferred return, pursuant to a Partnership Interest Agreement. Tarragon loaned the partners $5.3 million of their contributions, and $232,000 was paid in cash, which was then distributed to Tarragon. Unreturned capital of all of the partners now earns a preferred return, and cash flow generated by the partnership is distributed to the partners in accordance with their ownership interests. The outside partners have used distributions from Ansonia since their option exercise to pay down the loans by $2.3 million as of December 31, 2001.

Development costs paid for our consolidated properties under construction (excluding expenditures at 5600 Collins discussed above) were $14.3 million in 1999, $35.7 million in 2000, and $43.8 million in 2001. In 2002, we expect to spend approximately $44.9 million on construction of three apartment communities and one retail property under development that are consolidated, and $41.4 of this amount will be funded by construction loans. Since the beginning of 1999, Tarragon has invested $36.5 million in capital improvements to properties in its consolidated operating real estate portfolio. We plan to spend approximately $7.4 million on capital improvements to our consolidated operating properties in 2002.

During 2000, Tarragon advanced $5.6 million to two joint ventures formed in 2000. One has begun the construction of a 280-unit high-rise luxury condominium development known as Las Olas River House in Ft. Lauderdale, Florida. The other is building a 278-unit apartment community known as Vintage at the Parke in Murfreesboro, Tennessee. Tarragon advanced an additional $8.8 million to these joint ventures in 2001, and Vintage at the Parke began leasing apartments in the fourth quarter of 2001.

Tarragon also advanced funds totaling $2 million to two other newly formed joint ventures in 2000. One of the joint ventures purchased an operating apartment complex in Sacramento, California. Another purchased land for office development in Stratford, Connecticut, adjacent to our Merritt 8 Office Park.

During 2001, Tarragon advanced a total of $3.5 million to two new joint ventures. One is developing a 342-unit apartment complex known as Villa Tuscany in Ocoee, Florida. The other is building a 390-unit apartment community known as The Vintage at Abacoa in Jupiter, Florida.

In 1999, cash dividends of $3.4 million (or $.38 per share) were paid to common stockholders. In December 2000, the Board of Directors discontinued cash dividends on common stock and, in lieu of a cash dividend, declared a 10% stock dividend payable on February 15, 2001, to holders of record on February 1, 2001. In December 2001, the Board declared another 10% stock dividend payable on April 26, 2002, to holders of record on April 15, 2002.

We paid cash dividends of $497,000 in 2001 and $418,000 in 2000 to preferred stockholders.

The Board of Directors has authorized a stock repurchase program. We intend to continue to repurchase shares of our common stock as long as we believe the fair market value of our net assets per share is substantially greater than the market price of our common stock. Since the beginning of 1999, Tarragon has repurchased 1.3 million shares of its common stock in open market and negotiated transactions at a cost of $14.6 million. Subject to market conditions, we expect to repurchase shares of our common stock in 2002 at a rate consistent with that of the prior three years. As of December 31, 2001, Tarragon had authority to repurchase an additional 938,696 common shares.

Results of Operations

2001 COMPARED TO 2000.

The most significant factor in comparing results of operations for the year ended December 31, 2001, to those of the corresponding period in 2000 is income of $16.3 million recognized in 2000 in connection with the transfer of ownership of The Villages at Gateway to Devonshire Apartment Owners, L.L.C., in July 2000. This amount represented distribution of financing proceeds in excess of our investment in the joint venture. Tarragon has a noncontrolling interest in Devonshire and accounts for its investment using the equity method. Excluding the impact on earnings of this amount, the deconsolidation of this property resulted in a $262,000 improvement in net operating results in 2001. This amount includes decreases in net rental income (rental revenue less property operating expenses) of $2.1 million and interest expense of $1.5 million because the property's results of operations are no longer consolidated. We also recorded income of $846,000 for the year ended December 31, 2001, representing our equity in the earnings of the joint venture. This property was sold in February 2002 for $32.2 million. Tarragon received $8 million as its share of the net sale proceeds and will recognize income of the same amount in the first quarter of 2002.

In May 2001, we deconsolidated three properties in connection with forming a joint venture with Aetna Life Insurance Company. We experienced an improvement in net operating results of $831,000 associated with these properties. This amount includes decreases in net rental income of $2.6 million, interest expense of $2.2 million, and depreciation of $1.2 million. Additionally, we recorded losses totaling $96,000 for the year ended December 31, 2001, representing our equity in the loss of this joint venture for the period since we formed it. We recorded losses of $56,000 for the year ended December 31, 2000, representing our equity in the losses of the partnerships that owned these properties for the month of January 2000 prior to the time we acquired our outside partner's interests in these partnerships.

Three other properties in which we acquired our outside partner's interests in February 2000 brought decreases totaling $175,000 to our net operating results. This amount includes increases in net rental income of $1.4 million, interest expense of $885,000, and depreciation of $748,000. Additionally, we recorded losses of $66,000 for the year ended December 31, 2000, representing our equity in the losses of the partnerships that owned these properties for the month of January 2000.

We purchased two apartment communities in 2001 that contributed $186,000 to net operating results. We sold a 10% interest in one of the properties to a third party in October 2001, and, since that time, we have used the equity method of accounting to account for our interest in this property. The contribution to net operating results includes increases in net rental income of $793,000, interest expense of $507,000, and depreciation of $158,000. It also includes $58,000 representing our equity in the income of the joint venture that owns one of the properties for the two months ended December 31, 2001.

The sale of seven apartment communities, four commercial properties, and portions of another commercial property during 2000 and 2001 reduced net operating results by $66,000. This decrease is comprised of decreases in net rental income of $1.5 million, interest expense of $1 million, and depreciation of $361,000.

The operations of four recently completed consolidated apartment communities which began operations and lease up in 2000 or 2001 reduced our net operating results by $1.9 million in 2001 compared to 2000. This amount is comprised of increases in net rental income of $1.8 million, interest expense of $2.1 million, and depreciation of $1.6 million. As of March 18, 2002, occupancy at these properties ranged from 67% to 98%, and income was sufficient to cover debt service and operating expenses other than depreciation.

At December 31, 2001, Tarragon's consolidated apartment properties accounted for 88% of its real estate and included 9,837 operating apartment units, and our consolidated operating commercial properties had an aggregate 1.1 million square feet.

The portfolio of 40 apartment properties with 7,699 units owned for all of 2001 and 2000 reported net rental income of $22.7 million, compared with $21.7 million reported in 2000. Net rental income as a percentage of rental revenue for the 7,699 units was 41.5% in 2001 compared to 41.3% in 2000. Rental revenue for the same store multifamily properties increased $2.1 million, or 3.9%, chiefly due to higher rental rates at some of the properties. Average monthly rental revenue per unit for the same store properties increased 3.9% to $592 from $570. Property operating expenses on a same store basis increased $1.1 million, or 3.7%, primarily due to higher utilities and property insurance costs. Average overall occupancy for apartment communities held in both years increased slightly.

For properties held in both years, interest expense decreased $518,000 primarily due to pay downs or pay offs of several mortgages and decreases in interest rates on our variable rate debt.

An increase in depreciation of $2.1 million resulted from resuming depreciation of seven properties reclassified from held for sale to held for investment in 2001. Most of this amount was to record depreciation for the period during which the properties were classified as held for sale. A decrease in depreciation of $2.1 million was related to two properties reclassified from held for sale to held for investment in December 2000. We resumed depreciating the properties, and an adjustment of $3.6 million was made in December 2000 to record depreciation for the period during which they were being marketed for sale.

Ansonia Apartments, L.P., accounted for an increase in our net operating results of $2.9 million. Of this amount, $831,000 represents our proportionate share of its gain on sale of one of its properties. Property management fees paid to Tarragon since the acquisition of Accord Properties Associates, L.L.C., in January 2001 accounted for an increase of $718,000. The remainder is due to higher occupancy and improved operations at most of its properties following major renovations.

Antelope Pines and Woodcreek Garden brought an additional $3.8 million of income in 2001. These properties' mortgages were refinanced, and the net financing proceeds were distributed to Tarragon. This amount represents proceeds received from the partnerships in excess of Tarragon's investment in the partnerships.

Corporate general and administrative expenses increased $1.6 million in 2001 compared to 2000 primarily due to additional positions relating to development and higher rent in the corporate office in New York, which was relocated in June 2000.

During 2001, we recognized net gains totaling $4.5 million relating to the sale of four properties and portions of two properties. We also recognized a $407,000 deferred gain from the sale of a property in a prior year upon the payment in full of the note receivable from the borrower. During 2000, we recognized gains totaling $8 million on the sale of seven properties and portions of two properties.

In June 2001, we received a net distribution of $2.3 million, after deduction of attorney's fees and expenses, in connection with the settlement of a derivative lawsuit.

We recognized extraordinary expenses of $605,000 in 2001 and $2.7 million in 2000 resulting from exit fees, prepayment penalties, and the write-off of deferred financing expenses associated with refinancings. In October

2001, we recognized an extraordinary gain on debt forgiveness of $420,000 upon the discounted payoff of the mortgage secured by Orlando Central Park.

During 2001, we recognized a net profit of $4.1 million on the sale of 125 condominium units at 5600 Collins Avenue on gross sale revenue of $26 million. During 2000, we purchased our outside partner's interest in this property and began its condominium conversion. Excluding the net profit on condominium sales, this property decreased our net operating results $813,000 in 2001 as net rental income declined $1.6 million partially offset by a decrease in interest expense of $612,000 as the units were renovated to prepare them for sale and an increasing portion of interest expense has been capitalized to the project. Additionally, we recorded a loss of $136,000 in 2000 representing our equity in the loss of the partnership that owned this property for the month of January 2000.

Operating Divisions

Net operating income (rental revenue less property operating expenses before replacements expense) for the 45 same store consolidated properties in the investment group increased slightly to $25.9 million in 2001 from $25.8 million in 2000. A 3% increase in rental revenue chiefly due to higher rental rates was offset by higher property operating expenses, primarily utilities and insurance.

Tarragon uses funds from operations ("FFO"), along with net income or loss computed in accordance with accounting principles generally accepted in the United States, to report the operating results of the properties in its investment division. See ITEM 6. "SELECTED FINANCIAL DATA" for the definition of FFO. The same store properties, both consolidated and unconsolidated, in the investment group reported an increase of $1.8 million, or 16%, in FFO. Six properties that were stabilized in 2000 and moved into the investment division in 2001 contributed FFO in 2001 of $3.4 million. Two properties acquired during 2001 contributed $386,000 to FFO for the investment division in 2001.

Included in 2001 FFO was $1.4 million from the Villages at Gateway, a joint venture property that was sold in February 2002. Of nine same store properties in the investment group owned by Ansonia, one that reported a decrease in FFO of $88,000 (primarily due to an increase in interest expense following a refinancing) was sold in February 2002. Another four Ansonia properties that accounted for a combined $393,000 increase are currently under contracts of sale. Three consolidated same store properties in the investment group, reporting a combined net increase of $135,000, are also currently under sales contracts.

2000 COMPARED TO 1999.

The significant components of the $1.7 million increase in net operating results between 1999 and 2000 are discussed in the following paragraphs.

The most significant factor affecting results of operations for the year ended December 31, 2000, compared to the corresponding period in 1999 is income of $16.3 million recognized in 2000 in connection with the transfer of ownership of The Villages at Gateway to Devonshire Apartment Owners, L.L.C., in July 2000, as discussed above under "2001 compared to 2000." This transfer of ownership and ceasing consolidation of the property's operations resulted in a $300,000 decrease in net rental income in 2000 compared to 1999.

The properties acquired directly in 1999 and 2000 reduced net operating results by $1.7 million in 2000 over 1999. This amount is comprised of increases in net rental income of $9 million, interest expense of $7.2 million, and depreciation of $3.5 million. An increase in net rental income of $8.8 million came from multifamily properties acquired in 2000. At December 31, 2000, Tarragon's directly owned multifamily properties accounted for 85% of its real estate and included 10,024 operating apartment units. One commercial property acquired in 1999 accounted for an increase of $226,000 in net rental income. At December 31, 2000, Tarragon's directly owned commercial properties totaled 1.7 million square feet.

A $1 million decrease in net rental income resulted from the sale of eight apartment communities and three commercial properties during 1999 and 2000.

The portfolio of 42 apartment properties with 7,808 units owned for all of 2000 and 1999 reported net rental income of $22 million, consistent with that reported in 1999. Net rental income as a percentage of rental revenue for the 7,808 units was 38% in 2000 compared to 43% in 1999. Rental revenue for the same store multifamily properties increased $2 million, or 4%, chiefly due to higher rental rates at some of the properties. Average monthly rental revenue per unit for the same store properties increased 4% to $568 from $547. Property operating expenses on a same store basis increased $2.1 million, or 7%, primarily due to higher cleaning and decorating, repair and maintenance, and replacements expenses. Overall occupancy levels for apartment communities held in both years remained relatively constant.

Net rental income for commercial properties held in both years decreased $600,000, primarily due to higher vacancy at three properties. Occupancy levels for commercial properties held in both years were lower in 2000 than in 1999.

The sale of three of the four buildings of Rancho Sorrento Office Park in January 2000 resulted in a decrease in net rental income of $600,000. We sold the last building at this property in March 2001.

For properties held in both years, interest expense increased $1.6 million due to long term and interim financing, including advances under revolving credit facilities, which increased debt by $30.6 million during 1999 and 2000.

For properties held in both years, depreciation expense increased $4.4 million. An increase of $3.6 million resulted from the reclassification of two properties from held for sale to held for investment in December 2000. This amount was an adjustment to record depreciation expense for the period during which they were classified as held for sale.

The acquisition of additional interests in nine partnerships with Mr. Rohdie in February 2000 contributed to the improvement in earnings. The properties of these nine partnerships were consolidated beginning February 2000. They were accounted for using the equity method during 1999. Most of these properties were in lease-up or under development and reported operating losses in 1999, resulting in an increase in net operating results of $1.5 million. A decrease in net operating results of $940,000 was related to Ansonia Apartments, L.P., in which Tarragon holds a 70% noncontrolling interest. Six properties acquired by Ansonia in 1999 reported losses for 2000 as a result of renovation and repositioning activities.

A $795,000 decrease in interest revenue between 2000 and 1999 resulted primarily from the acquisition of Mr. Rohdie's interests in nine partnerships in February 2000. Interest-bearing priority loans to these partnerships were eliminated upon our consolidation of these properties.

In 2000, we recognized a net profit of $1.8 million, or 27% of the gross sale revenue, on the sale of 38 condominium units at 5600 Collins Avenue.

During 2000, Tarragon recognized gains totaling $8 million on the sale of seven properties and portions of two properties. During 1999, Tarragon recognized gains totaling $12 million on the sale of five properties, portions of two other properties, and its share of the gain on the sale of one of its joint venture properties.

Extraordinary expenses of $2.7 million during 2000 and $444,000 in 1999 were incurred because of exit fees or prepayment penalties and write-off of deferred financing expenses in connection with refinancings of mortgage debt.

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

Investments in Joint Ventures Accounted for Using the Equity Method

Tarragon has investments in 17 partnerships or joint ventures that it does not control. The outside partners have significant participating rights, as defined by the Financial Accounting Standards Board's Emerging Issues Task Force in its 96-16 Abstract. The net effect of not consolidating these joint ventures has been to reduce consolidated total assets, total liabilities, and gross revenues and expenses but has had no effect on reported net income.

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

Tax Matters

For the 1999 tax year, we elected and, in our opinion, qualified to be taxed as a Real Estate Investment Trust, as that term is defined in Sections 856 through 860 of the Internal Revenue Code of 1986. A REIT is required to distribute at least 95% of its REIT taxable income, plus 95% of its net income from foreclosure property, as defined in Section 857 of the Internal Revenue Code of 1986, on an annual basis to stockholders. We terminated our status as a REIT effective as of December 1, 1999, the beginning of our 2000 tax year.

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

At December 31, 2001, Tarragon had approximately $213 million of variable rate debt. The primary base rate is the 30-day LIBOR. Using this balance of debt, if LIBOR or any other indexes on which the rates are based increased by 100 basis points (1%), our pre-tax earnings and cash flows would decrease by approximately $2.13 million. On the other hand, if interest rates decreased by 100 basis points, our pre-tax earnings and cash flows would increase by approximately $2.13 million.

At December 31, 2001, unconsolidated partnerships had approximately $95 million of variable rate debt. A 100 basis point increase in the index on which the rates are based would reduce our pre-tax earnings by approximately $312,000 (based on our current operations-sharing ratios in the partnerships and the current level of interest capitalized), while a 100 basis point decrease would increase our pre-tax earnings by approximately $312,000. Assuming these partnerships distribute all of their available cash to the partners, our cash flow would be changed by $544,000.



                     [This space intentionally left blank.]

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                Page
                                                                                ----

Report of Independent Public Accountants.......................................    34

Consolidated Balance Sheets -
  December 31, 2001 and 2000...................................................    35

Consolidated Statements of Operations -
  Years Ended December 31, 2001, 2000, and 1999................................    36

Consolidated Statements of Stockholders' Equity -
  Years Ended December 31, 2001, 2000, and 1999................................    38

Consolidated Statements of Cash Flows -
  Years Ended December 31, 2001, 2000, and 1999................................    39

Notes to Consolidated Financial Statements.....................................    42

Schedule III - Real Estate and Accumulated Depreciation........................    71


All other schedules are omitted because they are not required or are not applicable or because the information required is included in the Consolidated Financial Statements or Notes.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of Tarragon Realty Investors, Inc.


We have audited the accompanying consolidated balance sheets of Tarragon Realty Investors, Inc., and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tarragon Realty Investors, Inc., and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Supplemental Schedule III is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



                                                         /s/ Arthur Andersen LLP

Dallas, Texas
March 29, 2002

                         TARRAGON REALTY INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                          December 31,
                                                                                 ------------------------------
                                                                                     2001              2000
                                                                                 ------------      ------------
                                                                                     (dollars in thousands)
Assets

Real estate held for sale, net of accumulated depreciation of $7,950 in 2001 and $13,584 in 2000 (including homebuilding inventory
  of $31,412 in 2001 and $37,926 in 2000) ...................................    $     60,644     $     67,555
Less - allowance for estimated losses .......................................              --              (71)
                                                                                 ------------     ------------
                                                                                       60,644           67,484
Real estate held for investment, net of accumulated  depreciation of
  $80,760 in 2001 and $62,681 in 2000 .......................................         373,501          395,351
Investments in and advances to partnerships .................................          31,297           29,882
Cash and cash equivalents ...................................................           8,989            4,141
Restricted cash .............................................................           6,775            7,597
Other assets, net ...........................................................          22,564           16,477
                                                                                 ------------     ------------
                                                                                 $    503,770     $    520,932
                                                                                 ============     ============

Liabilities and Stockholders' Equity

Liabilities
Notes, debentures, and interest payable (including $11,815 in 2001 and
  $6,758 in 2000 due to affiliates) .........................................    $    399,956     $    426,285
Other liabilities ...........................................................          21,467           15,295
                                                                                 ------------     ------------
                                                                                      421,423          441,580

Commitments and contingencies................................................

Minority interest ...........................................................           9,229            5,226

Stockholders' equity
Common stock, $0.01 par value; authorized shares, 20,000,000; shares outstanding, 7,427,426 in 2001 and 7,590,112 in 2000 (after deducting
  3,793,950 in 2001 and 3,782,218 in 2000 held in treasury) .................              74               76
Special stock, $0.01 par value; authorized shares, 7,500,000; shares
  outstanding, none .........................................................              --               --
Preferred stock, $.01 par value; authorized shares, 2,500,000;
  shares outstanding, 571,527 in 2001 and 588,274 in 2000; liquidation
  preference, $6,858 in 2001 and $7,059 in 2000, or $12 per share ...........               6                6
Paid-in capital .............................................................         300,627          302,205
Retained deficit ............................................................        (227,589)        (228,161)
                                                                                 ------------     ------------
                                                                                       73,118           74,126
                                                                                 ------------     ------------
                                                                                 $    503,770     $    520,932
                                                                                 ============     ============

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                         TARRAGON REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                 For the Years Ended December 31,
                                                                           ------------------------------------------
                                                                              2001            2000            1999
                                                                           ----------      ----------      ----------
                                                                          (dollars in thousands, except per share data)
Revenue
  Rentals ............................................................     $   84,020      $   86,990      $   72,977
  Condominium unit sales .............................................         25,950           6,704              --
  Interest (including $130 in 2001 from affiliates) ..................            338             189             984
  Management fees ....................................................            518             376             511
  Equity in income (loss) of partnerships ............................          7,819          16,081            (716)
                                                                           ----------      ----------      ----------
                                                                              118,645         110,340          73,756
Expenses
  Property operations ................................................         44,983          45,582          37,763
  Costs of condominium unit sales ....................................         21,859           4,907              --
  Interest (including $397 in 2001, $425 in 2000, and $360 in
     1999 to affiliates) .............................................         27,762          30,146          21,458
  Depreciation .......................................................         19,597          18,083          10,645
  Provision for losses ...............................................             --             371              --
  Amortization of goodwill ...........................................            670             507             508
  General and administrative
     Corporate .......................................................          7,839           6,193           5,687
     Property ........................................................          3,473           3,724           3,844
                                                                           ----------      ----------      ----------
                                                                              126,183         109,513          79,905
                                                                           ----------      ----------      ----------
Income (loss) before minority interest in income of
  consolidated partnership, net gain on sale of real estate, gain
  (loss) on investments, insurance and other claims,
  litigation settlement, extraordinary items, and
  cumulative effect of change in accounting principle ................         (7,538)            827          (6,149)
Minority interest in income of consolidated partnership ..............           (520)           (356)             --
Net gain on sale of real estate ......................................          4,994           8,031          11,969
Gain (loss) on investments ...........................................          1,551            (261)             --
Insurance and other claims ...........................................            306           1,454             231
Litigation settlement ................................................          2,295             (40)           (350)
                                                                           ----------      ----------      ----------
Income from continuing operations ....................................          1,088           9,655           5,701
Extraordinary items ..................................................           (185)         (2,697)           (444)
Cumulative effect of change in accounting principle ..................            326              --              --
                                                                           ----------      ----------      ----------
Net income ...........................................................          1,229           6,958           5,257
Dividends on cumulative preferred stock ..............................           (657)           (418)             --
                                                                           ----------      ----------      ----------
Net income available to common stockholders ..........................     $      572      $    6,540      $    5,257
                                                                           ==========      ==========      ==========

Other comprehensive income:
Net income ...........................................................     $    1,229      $    6,958      $    5,257
  Unrealized net gains (losses) on marketable equity securities ......             --             (22)             50
  Realized losses on marketable equity securities ....................             --              62              --
                                                                           ----------      ----------      ----------
Comprehensive income .................................................     $    1,229      $    6,998      $    5,307
                                                                           ==========      ==========      ==========

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                         TARRAGON REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)


                                                                         For the Years Ended December 31,
                                                                 ------------------------------------------------
                                                                     2001              2000              1999
                                                                 ------------      ------------      ------------
                                                                 (dollars in thousands, except per share data)
Earnings per common share
Income from continuing operations available to
  common stockholders ......................................     $        .06      $       1.15      $        .64
Extraordinary items ........................................             (.02)             (.34)             (.05)
Cumulative effect of change in accounting principle ........              .04                --                --
                                                                 ------------      ------------      ------------
Net income available to common stockholders ................     $        .08      $        .81      $        .59
                                                                 ============      ============      ============

Weighted average shares of common stock
  used in computing earnings per share .....................        7,480,588         8,035,555         8,907,469
                                                                 ============      ============      ============

Earnings per common share - assuming dilution
Income from continuing operations available to
  common stockholders ......................................     $        .05      $       1.14      $        .63
Extraordinary items ........................................             (.02)             (.33)             (.05)
Cumulative effect of change in accounting principle ........              .04                --                --
                                                                 ------------      ------------      ------------
Net income available to common stockholders ................     $        .07      $        .81      $        .58
                                                                 ============      ============      ============

Weighted average shares of common stock used in
  computing earnings per share - assuming dilution .........        7,628,183         8,110,332         9,014,309
                                                                 ============      ============      ============


              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                         TARRAGON REALTY INVESTORS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                              Preferred Stock               Common Stock
                                         -------------------------    -------------------------       Paid-in       Retained
                                           Shares         Amount        Shares         Amount         Capital        Deficit
                                         ----------     ----------    ----------     ----------     ----------     ----------
                                                                       (dollars in thousands)

Balance, December 31, 1998 ..........            --     $       --     8,467,260     $       85     $  305,098     $ (228,408)
Repurchase of common stock ..........            --             --      (490,737)            (5)        (5,692)            --
Dividends on common stock
  ($0.38 per share) .................            --             --            --             --             --         (3,424)
Stock options exercised .............            --             --        17,476             --            122             --
Net income recognized in other
  comprehensive income (loss)  ......            --             --            --             --             --             --
Net income ..........................            --             --            --             --             --          5,257
                                         ----------     ----------    ----------     ----------     ----------     ----------
Balance, December 31, 1999 ..........            --             --     7,993,999             80        299,528       (226,575)
Exchange of preferred stock for
  common stock ......................       596,836              6      (596,836)            (6)            --             --
Repurchase of common stock ..........            --             --      (549,652)            (5)        (5,673)            --
Retirement of preferred stock .......        (8,562)            --            --             --            (87)            --
Stock options exercised .............            --             --        55,412             --            318             --
Common stock dividend ...............            --             --       687,189              7          8,119         (8,126)
Dividends on cumulative preferred
  stock ($0.70 per share) ...........            --             --            --             --             --           (418)
Net income recognized in other
  comprehensive income (loss)  ......            --             --            --             --             --             --
Net income ..........................            --             --            --             --             --          6,958
                                         ----------     ----------    ----------     ----------     ----------     ----------
Balance, December 31, 2000 ..........       588,274              6     7,590,112             76        302,205       (228,161)
Repurchase of common stock ..........            --             --      (265,708)            (3)        (3,178)            --
Retirement of preferred stock .......       (41,747)            --        39,875             --            (53)            --
Stock options exercised .............            --             --        63,147              1            361             --
Acquisition of Accord Properties
  Associates, LLC ...................        25,000             --            --             --          1,292             --
Dividends on cumulative preferred
  stock ($1.20 per share) ...........            --             --            --             --             --           (657)
Net income ..........................            --             --            --             --             --          1,229
                                         ----------     ----------    ----------     ----------     ----------     ----------
Balance, December 31, 2001 ..........       571,527     $        6     7,427,426     $       74     $  300,627     $ (227,589)
                                         ==========     ==========    ==========     ==========     ==========     ==========

                                           Accumulated
                                              Other
                                          Comprehensive  Stockholders'
                                          Income (Loss)      Equity
                                          -------------  -------------
                                             (dollars in thousands)

Balance, December 31, 1998 ..........       $      (90)    $   76,685
Repurchase of common stock ..........               --         (5,697)
Dividends on common stock
  ($0.38 per share) .................               --         (3,424)
Stock options exercised .............               --            122
Net income recognized in other
  comprehensive income (loss)  ......               50             50
Net income ..........................               --          5,257
                                            ----------     ----------
Balance, December 31, 1999 ..........              (40)        72,993
Exchange of preferred stock for
  common stock ......................               --             --
Repurchase of common stock ..........               --         (5,678)
Retirement of preferred stock .......               --            (87)
Stock options exercised .............               --            318
Common stock dividend ...............               --             --
Dividends on cumulative preferred
  stock ($0.70 per share) ...........               --           (418)
Net income recognized in other
  comprehensive income (loss)  ......               40             40
Net income ..........................               --          6,958
                                            ----------     ----------
Balance, December 31, 2000 ..........               --         74,126
Repurchase of common stock ..........               --         (3,181)
Retirement of preferred stock .......               --            (53)
Stock options exercised .............               --            362
Acquisition of Accord Properties
  Associates, LLC ...................               --          1,292
Dividends on cumulative preferred
  stock ($1.20 per share) ...........               --           (657)
Net income ..........................               --          1,229
                                            ----------     ----------
Balance, December 31, 2001 ..........       $       --     $   73,118
                                            ==========     ==========


              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                         TARRAGON REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 For the Years Ended December 31,
                                                                           ------------------------------------------
                                                                              2001            2000            1999
                                                                           ----------      ----------      ----------
                                                                                     (dollars in thousands)

Cash Flows from Operating Activities
  Net income .........................................................     $    1,229      $    6,958      $    5,257
  Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
  Cumulative effect of change in accounting principle ................           (326)             --              --
  Noncash extraordinary items ........................................             50             677             248
  Extraordinary items of unconsolidated partnerships .................            100           1,015             196
  Insurance and other claims .........................................           (306)         (1,454)           (231)
  (Gain) loss on investments .........................................         (1,551)            261              --
  Net gain on sale of real estate ....................................         (4,994)         (8,031)        (11,969)
  Minority interest in income of consolidated partnership ............            520             356              --
  Provision for losses ...............................................             --             371              --
  Depreciation and amortization ......................................         23,001          21,458          13,380
  Equity in (income) loss of partnerships ............................         (7,819)        (16,081)            716
  Interest on advances to partnerships ...............................             --             (37)           (798)
  Noncash compensation related to stock options exercised ...........             --              --              37
  (Increase) decrease in condominium development costs ...............          7,447          (4,684)             --
  Changes in other assets and other liabilities, net of
       effects of non-cash investing and financing activities:
       (Increase) decrease in interest receivable ....................             (9)              2             364
       (Increase) decrease in other assets ...........................         (2,730)         (4,047)          1,039
       Increase in other liabilities .................................          2,338             177             806
       Increase (decrease) in interest payable .......................           (205)            302             539
                                                                           ----------      ----------      ----------
       Net cash provided by (used in) operating activities ...........         16,745          (2,757)          9,584
                                                                           ----------      ----------      ----------

Cash Flows from Investing Activities
  Acquisition of real estate .........................................         (4,840)         (6,046)         (2,244)
  Acquisition of Accord Properties Associates, LLC ...................           (300)             --              --
  Proceeds from sale of real estate ..................................          5,833          11,678           9,353
  Real estate development costs and improvements .....................        (51,376)        (49,038)        (22,899)
  Earnest money deposits (paid) refunded, net ........................            (43)         (1,207)            132
  Note receivable collections ........................................          4,875             392             136
  Investments in marketable equity securities ........................             --              --            (372)
  Proceeds from sale of marketable equity securities .................             --             488              --
  Distribution from partnerships' investing activities ...............          1,814              --           2,688
  Net contributions and advances to partnerships .....................         (6,597)         (8,986)        (16,587)
  Distributions to minority partner of consolidated partnership ......           (267)           (130)             --
                                                                           ----------      ----------      ----------
     Net cash (used in) investing activities .........................        (50,901)        (52,849)        (29,793)
                                                                           ----------      ----------      ----------

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                         TARRAGON REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                                                      For the Years Ended December 31,
                                                                                ------------------------------------------
                                                                                   2001            2000            1999
                                                                                ----------      ----------      ----------
                                                                                         (dollars in thousands)

Cash Flows from Financing Activities
  Proceeds from borrowings ................................................     $   89,043      $  142,197      $   48,763
  Payments on mortgage notes payable ......................................        (62,123)       (107,841)        (18,861)
  Advances (repayment of advances) from affiliates, net ...................          5,021           1,640          (1,198)
  Margin account (repayments), net ........................................           (260)         (2,794)         (1,696)
  Replacement escrow receipts (deposits), net .............................            258             556          (1,255)
  Distributions from partnerships' financing activities ...................         10,434          29,021           5,057
  Repurchase of shares of common stock ....................................         (3,181)         (5,678)         (5,697)
  Retirement of preferred stock ...........................................            (53)            (87)             --
  Proceeds from the exercise of stock options .............................            362             318             122
  Dividends to common stockholders ........................................             --          (1,118)         (3,517)
  Dividends to preferred stockholders .....................................           (497)           (418)             --
                                                                                ----------      ----------      ----------
     Net cash provided by financing activities ............................         39,004          55,796          21,718
                                                                                ----------      ----------      ----------

Net increase in cash and cash equivalents .................................          4,848             190           1,509
Cash and cash equivalents, beginning of year ..............................          4,141           3,951           2,442
                                                                                ----------      ----------      ----------
Cash and cash equivalents, end of year ....................................     $    8,989      $    4,141      $    3,951
                                                                                ==========      ==========      ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid ...........................................................     $   26,508      $   29,135      $   19,282
                                                                                ==========      ==========      ==========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Changes in assets and liabilities in connection with the
  purchase of real estate:
    Real estate ...........................................................     $   18,846      $  150,853      $   11,961
    Restricted cash .......................................................            468             609              --
    Investments in and advances to partnerships ...........................             --         (21,087)             --
    Other assets ..........................................................            170           1,599             366
    Notes and interest payable ............................................        (14,420)       (119,704)         (9,950)
    Other liabilities .....................................................           (224)         (1,224)           (133)
    Minority interest .....................................................             --          (5,000)             --
                                                                                ----------      ----------      ----------
      Cash paid ...........................................................     $    4,840      $    6,046      $    2,244
                                                                                ==========      ==========      ==========

Assets written off and liabilities released in connection
  with the sale of real estate:
    Real estate ...........................................................     $   12,702      $   22,018      $   15,642
    Allowance for estimated losses ........................................            (71)           (355)             --
    Other assets ..........................................................           (873)           (235)            412
    Notes and interest payable ............................................        (10,868)        (17,396)        (15,062)
    Other liabilities .....................................................            (51)           (385)           (385)
    Net gain on sale ......................................................          4,994           8,031           8,746
                                                                                ----------      ----------      ----------
      Cash received .......................................................     $    5,833      $   11,678      $    9,353
                                                                                ==========      ==========      ==========

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                         TARRAGON REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                                                         For the Years Ended December 31,
                                                                                  ------------------------------------------------
                                                                                      2001              2000              1999
                                                                                  ------------      ------------      ------------
                                                                                               (dollars in thousands)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES (Continued):

  Effect on assets and liabilities of the deconsolidation of properties in connection with forming joint ventures:
      Real estate ...........................................................     $    (65,414)     $     (7,639)     $         --
      Investments in and advances to partnerships ...........................            5,737             7,889                --
      Other assets ..........................................................           (1,349)             (629)               --
      Notes and interest payable ............................................           60,390                --                --
      Other liabilities .....................................................              636               379                --
                                                                                  ------------      ------------      ------------
                                                                                  $         --      $         --      $         --
                                                                                  ============      ============      ============

  Loans to Ansonia partners for option exercise .............................     $      5,327      $         --      $         --
                                                                                  ============      ============      ============

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                         TARRAGON REALTY INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements of Tarragon Realty Investors, Inc., its subsidiaries, and consolidated partnerships and joint ventures have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP"), the most significant of which are described in NOTE 1. "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES." The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements. The data presented in the Notes to Consolidated Financial Statements are as of December 31 of each year and for the years then ended unless otherwise indicated. Dollar amounts in tables are in thousands, except per share amounts. Certain balances for 2000 and 1999 have been reclassified to conform to the 2001 presentation.

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

Basis of consolidation. The Consolidated Financial Statements include the accounts of Tarragon, its subsidiaries, and partnerships and joint ventures it controls. All significant intercompany transactions and balances have been eliminated.

Real estate and depreciation. Real estate held for sale is carried at the lower of cost or estimated fair value less estimated costs to sell. Real estate held for investment is carried at cost unless an impairment is determined to exist, as discussed below. Impaired properties are written down to their estimated fair values. Foreclosed real estate is initially recorded at new cost, defined as the fair value of the collateral property. We capitalize property improvements and major rehabilitation projects that increase the value of the respective property and have useful lives greater than one year, except for individual expenditures less than $10,000 that are not part of a planned renovation project. Under this policy, during 2001, expenditures of $8.6 million were capitalized, and property replacements of $2.7 million were expensed. Property replacements include, but are not limited to, such items as landscaping, common area improvements, and apartment upgrades. Depreciation is provided against real estate held for investment by the straight-line method over the estimated useful lives of the assets, ranging from three to 40 years. Real estate held for sale is not depreciated.

We capitalize interest on funds used in constructing property from the date of initiation of construction activities through the time the property is ready for leasing. We also capitalize property taxes and insurance costs during the construction period. Interest, property taxes, and insurance expenditures of $3.2 million, $4.9 million, and $509,000 were capitalized during 2001, 2000, and 1999, respectively.

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

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Properties we are marketing for sale and for which executed contracts for sale are in place are reclassified to held for sale. These properties remain classified as held for sale until sold or until we decide to discontinue marketing efforts. When a property is reclassified from held for sale to held for investment, depreciation expense is recorded for the period during which it was classified as held for sale. When properties are reclassified between the held for investment and held for sale categories, if the estimated fair value of the property is less than the carrying value, a new basis is established at the estimated fair value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which, among other things, supersedes SFAS No. 121. SFAS No. 144 requires operating results for assets held for sale to be presented as discontinued operations for current and all prior years presented. SFAS No. 144 also changes the rules for impairment testing of real estate held for investment by requiring the use of a probability weighted approach to determine the holding period for purposes of estimating undiscounted cash flows. We will adopt this statement effective January 1, 2002, and do not expect it to have a material effect on reported net income.

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

Restricted cash. Restricted cash is primarily escrow accounts, generally held by the lenders of certain of our mortgage notes payable, for taxes, insurance, and property repairs and replacements.

Other assets. Other assets consist primarily of notes and interest receivable, tenant accounts receivable, deferred borrowing costs, prepaid leasing commissions, and goodwill. Deferred borrowing costs are amortized on the straight-line method (which approximates the effective interest method) over the related loan terms, and such amortization is included in interest expense. Prepaid leasing commissions are amortized to leasing commission expense, included in property operating expenses, on the straight-line method over the related lease terms.

Goodwill was recorded in connection with the acquisitions of Tarragon Realty Advisors and Accord Properties Associates and has been amortized on the straight-line method. SFAS No. 142, "Goodwill and Other Intangible Assets," becomes effective for us on January 1, 2002. SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized as expenses of operations but rather carried on the balance sheet as permanent assets. These assets will be subject to at least annual assessment for impairment by applying a fair-value-based test. Amortization of goodwill and other indefinite-lived intangible assets amounted to $670,000, $507,000, and $508,000 for 2001, 2000, and 1999, respectively. These amounts, under SFAS No. 142, will not be recorded in years after 2001. We are developing plans to determine fair values of our reporting units and will assess whether an impairment charge is warranted as of January 1, 2002, or at any other assessment dates. At December 31, 2001, goodwill and other intangible assets with indefinite useful lives in the amount of $2.4 million are included in "Other assets, net" in the accompanying Consolidated Balance Sheets.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue recognition. Rental, interest, and management fee revenue are recognized when earned. Included in "Other liabilities" in the accompanying Consolidated Balance Sheet as of December 31, 2001, is deferred revenue of $498,000 related to long term laundry and cable service contracts. This deferred revenue is being amortized to income on the straight-line basis over the terms of the contracts.

Gains on sales of real estate are recognized when and to the extent permitted by SFAS No. 66 - "Accounting for Sales of Real Estate." Until the requirements of SFAS No. 66 for full profit recognition have been met, transactions are accounted for using the deposit, installment, cost recovery, or financing method, whichever is appropriate.

Investments in noncontrolled partnerships and joint ventures. We use the equity method to account for investments in partnerships and joint ventures we do not control. Under the equity method, our initial investments are increased by our proportionate share of the partnerships' operating income and additional advances and decreased by our proportionate share of the partnerships' operating losses and distributions received. All significant intercompany transactions have been eliminated.

Earnings per common share. Net income per share of common stock is computed based upon the weighted average number of shares outstanding during each year. All share and per share data for 1999 have been restated to give effect to a 10% stock dividend declared in December 2000. See NOTE 11. "EARNINGS PER COMMON SHARE."

Fair value of financial instruments. SFAS No. 107 - "Disclosures About Fair Value of Financial Instruments" requires us to disclose the estimated fair values of our financial instrument assets and liabilities.

Disclosure about fair value of financial instruments is based on pertinent information available to us as of December 31, 2001 and 2000. Considerable judgment is necessary to interpret market data and develop estimated fair values. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values. For these reasons, the estimated fair values presented may differ significantly from the actual amounts we may realize or pay.

As of December 31, 2001 and 2000, we estimate that the carrying amounts for cash and cash equivalents and restricted cash approximate fair value because of the short maturities of those instruments. In addition, the carrying amounts of notes receivable and other liabilities approximate fair value. The fair values of notes payable are estimated by discounting future expected cash flows using current rates for loans with similar terms and maturities. See NOTE 7. "NOTES, DEBENTURES, AND INTEREST PAYABLE" for the disclosure of fair values of notes payable.

Stock option plans. We measure any compensation costs associated with the issue of stock options using the guidance provided by Accounting Principles Board's Opinion No. 25 ("APB No. 25"). Under APB No. 25, compensation costs related to stock options issued pursuant to compensatory plans are measured based on the difference between the quoted market price of the stock at the measurement date (ordinarily the date of grant) and the exercise price and should be charged to expense over the periods during which the grantee performs the related services. Except for options granted as purchase consideration in connection with the acquisition of Tarragon Realty Advisors in November 1998 and Accord Properties Associates, LLC, in January 2001, all stock options issued to date have exercise prices equal to the market price of the stock at the dates of grant. See NOTE
12. "STOCK OPTIONS."

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent accounting pronouncements. On December 31, 1998, we adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The provisions of this pronouncement had no effect on our financial statements as, at the time, we considered rental real estate to be our only operating segment and managed our business accordingly. In 2000, we began to manage our business with two operating segments. See NOTE 19. "SEGMENT REPORTING."

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This pronouncement establishes accounting and reporting standards requiring that derivative instruments be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. We adopted this pronouncement effective January 1, 2001. Our reverse repurchase agreement with an investment bank described in NOTE 7. "NOTES, DEBENTURES, AND INTEREST PAYABLE" was a derivative. The initial valuation adjustment of $326,000 was recorded as a cumulative effect of a change in accounting principle in 2001. Changes in the fair value of the underlying derivative instrument were recorded in current earnings during 2001 through the date we terminated the agreement.

NOTE 2.  ALLOWANCE FOR ESTIMATED LOSSES AND PROVISIONS FOR LOSSES

Activity in the allowance for estimated losses was as follows:

                                               2001            2000
                                            ----------      ----------

         Balance January 1 ............     $       71      $    1,156
         Amounts charged off ..........            (71)           (355)
         Provision for losses .........             --            (730)
                                            ----------      ----------
         Balance December 31 ..........     $       --      $       71
                                            ==========      ==========

Amounts charged off in 2000 relate to the sale of a tract of land in Frisco, Texas. In December 2000, we recorded a $71,000 provision for loss to reduce the carrying value of Park Norton Apartments to the net sale proceeds received in February 2001. This amount was charged off in 2001. We also recorded a provision for losses credit of $801,000 in 2000 to reverse the remaining allowance for estimated losses which was determined to be no longer required against properties held for sale.

In addition to the provision for losses activity reflected above related to the allowance for estimated losses, in December 2000, we recorded a provision for loss of $1.6 million to write down the carrying value of Jackson Square Shopping Center to its estimated fair value. We also recorded a provision for loss credit of $509,000 to reverse allowances for estimated losses which were determined to no longer be required against notes receivable, which are presented with "Other assets" in the accompanying Consolidated Balance Sheets.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. MINORITY INTEREST

In February 2000, Tarragon acquired the interests of Robert C. Rohdie and certain of his affiliates in ten apartment communities for a total value of up to $10 million. Mr. Rohdie, Tarragon's joint venture partner in the development of these projects, contributed his equity interests to an operating partnership formed by Tarragon in exchange for a preferred interest in the operating partnership, initially valued at $5 million, based on the value of five of the ten properties that had been completed. His preferred interest earns a guaranteed fixed return of $200,000 for the first two years, increasing by $40,000 per year for the next five years, plus an annual amount equal to dividends payable on 98,160 shares of Tarragon common stock. The number of shares of common stock on which Mr. Rohdie's return is based was increased to 107,975 to give effect to the 10% stock dividend declared in December 2000.

On completion and lease up of each of five identified apartment communities under construction or in advanced stages of development planning at February 2000, Mr. Rohdie was to receive an additional preferred interest in the operating partnership valued at up to $5 million. In January 2001, we increased his preferred interest by $1.5 million to reflect completion and revaluation of two of the properties. In July 2001, we increased his preferred interest by another $2.25 million to reflect completion and lease-up of another two properties. These increases added $150,000 to his annual guaranteed fixed return, with five annual increases of $30,000 after the first two years, and increased the number of shares of common stock on which his return is based by 80,982. Mr. Rohdie received distributions of $130,000 in 2000, $267,500 in 2001, and $87,500 in January 2002 under terms of the operating agreement.

Mr. Rohdie can convert his preferred interest in the operating partnership into 188,957 shares of our common stock and preferred stock with a face value of $7 million and a like dividend to his guaranteed fixed return from the operating partnership. If we do not have available an issue of preferred stock outstanding at the time of the conversion, or at our discretion, we may pay the cash value of Mr. Rohdie's preferred interest over three years.

Mr. Rohdie's interest in the operating partnership is presented as a minority interest. The guaranteed fixed return payable to Mr. Rohdie is being recorded based on an annual effective yield of 8.51% and is reflected in "Minority interest in income of consolidated partnership" in the accompanying Statement of Operations for the years ended December 31, 2001 and 2000.

NOTE 4. REAL ESTATE AND DEPRECIATION

Purchases of completed properties for the last three years are summarized in the following table. These properties are located in the same geographic areas where we currently operate and were acquired in separate transactions from unaffiliated sellers.

                                                                                              Cost of Acquisition
                                                  Date                        Square       ------------------------
     Property                  Location         Acquired         Units        Footage         Cash          Debt
     --------                -------------    -------------    ----------    ----------    ----------    ----------

2001 Acquisitions:
Liberty Building             New Haven, CT    Jan-01                  123        67,445    $      974    $    6,770(1)
Forest Park Apartments       Rocky Hill, CT   Oct-01                  161       143,050         1,392         7,650
                                                               ----------    ----------    ----------    ----------
                                                                      284       210,495         2,366        14,420
                                                               ----------    ----------    ----------    ----------

1999 Acquisition:
Orlando Central Park         Orlando, FL      May-99                   --       151,387         1,701         8,000
                                                               ----------    ----------    ----------    ----------
                                                                      284       361,882    $    4,067    $   22,420
                                                               ==========    ==========    ==========    ==========

----------

(1) In October 2001, we transferred ownership of this property to a joint venture.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. REAL ESTATE AND DEPRECIATION (Continued)

The following table summarizes information related to sales of consolidated properties for the last three years. Net cash proceeds reflect net cash received from each sale after closing costs and mortgage payoffs (where applicable):

                                                                                       Net Cash          Gain
                                                                                       Proceeds         (Loss)
Date of Sale                    Property                               Sale Price       (Paid)         on Sale
------------                    --------                               ----------     ----------      ----------

2001 Sales:
   Feb-01       Park Norton Apartments                                 $    1,019     $      373      $       --(1)
   Mar-01       Rancho Sorrento Office Park                                 4,050          1,484             499(2)
   Apr-01       K-Mart in Charlotte, NC                                       375            354             174(2)
   Jul-01       K-Mart in Temple Terrace, FL                                7,729          1,871           1,902
   Nov-01       Cornell Apartments                                          4,100          1,468           1,919
   Dec-01       Midland Plaza                                                 950            283             (22)(3)
                                                                       ----------     ----------      ----------
                                                                           18,223          5,833           4,472(4)
                                                                       ----------     ----------      ----------

2000 Sales:
   Jan-00       Rancho Sorrento Office Park                                 6,450          3,758              38(2)
   Feb-00       K-Mart in Charlotte, NC                                       175             27              59(2),(5)
   May-00       K-Mart in Charlotte, NC                                     1,099          1,038             281(2)
   Sep-00       Bryan Hill Apartments                                       5,200            844           2,506
   Oct-00       Fenway Hall Apartments                                      2,200            830             503
   Nov-00       Riverside Place Apartments                                  8,325          3,098           4,124
   Dec-00       Mariposa Manor Apartments                                     759              1              20
   Dec-00       Park Place Apartments                                         722            586             104
   Dec-00       Tarzana Towne Plaza                                         3,800            400             396(6)
   Dec-00       Vintage at Legacy - Phase II                                2,425          1,096              --
                                                                       ----------     ----------      ----------
                                                                           31,155         11,678           8,031
                                                                       ----------     ----------      ----------

1999 Sales:
   Jan-99       University Center                                             575            557             338(2)
   Apr-99       The Phoenix Apartments                                      2,650          2,272             404
   Apr-99       K-Mart in Thomasville, GA                                   1,610            593              14
   May-99       One Turtle Creek Office Complex                             9,700          3,245           3,162
   May-99       K-Mart in Charlotte, NC                                     1,100           (214)            326(2)
   Aug-99       Woodcreek Apartments in Denver, CO                          7,100          2,039           4,302
   Oct-99       Woodbrier Apartments                                        3,030            778             200
                                                                       ----------     ----------      ----------
                                                                           25,765          9,270           8,746(7)
                                                                       ----------     ----------      ----------
                                                                       $   75,143     $   26,781      $   21,249
                                                                       ==========     ==========      ==========

----------

(1) Tarragon provided the buyer with financing of $100,000. We recorded a $71,000 provision for loss in 2000 against this property.

(2)   These were partial sales of the properties.

(3)   Tarragon provided the buyer with financing of $590,000.

(4)   Does not include recognition of previously deferred gains.

(5)   Tarragon provided the buyer with financing of $140,000.

(6)   Tarragon provided the buyer with financing of $533,000.

(7) Does not include the sale of a land parcel in Orangeburg, South Carolina, with net cash proceeds of $83,000 and no loss in excess of amounts previously provided.

In 2001, we paid $3 million to obtain a sixty-year lease on a 3.59 acre tract of land in Paramus, New Jersey. Monthly lease payments of $19,167 commenced December 2001. The monthly lease payment increases to $21,667 in December 2002 and by 10% every five years thereafter. We have begun construction of a 34,381 square foot shopping center which will be leased to Starbucks, TD Waterhouse, Cingular Wireless, and The Container Store. The land lease is treated as an operating lease for accounting purposes. Total development costs are estimated at $8 million, of which $6.7 million will be funded by a construction loan.

In December 2001, we acquired a 15.63 acre tract of land in John's Island, South Carolina, and will construct a 216-unit apartment complex at a cost of approximately $17 million, of which $14.7 million will be funded from a construction loan.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. REAL ESTATE AND DEPRECIATION (Continued)

During 2001, we completed construction of The Vintage at Lake Lotta with 199 units in Ocoee, Florida; The Vintage at Plantation Bay with 240 units in Jacksonville, Florida; and The Vintage at Tampa Palms with 298 units in Tampa, Florida. Land for The Vintage at Lake Lotta was acquired in connection with the acquisition of partnership interests of Mr. Rohdie described in NOTE 3. "MINORITY INTEREST." Land for The Vintage at Plantation Bay was purchased in June 2000 for $2.2 million. Land for The Vintage at Tampa Palms was purchased in August 2000 for $4.2 million. Total development costs for the three properties were $18 million, $15.1 million, and $23.5 million, respectively.

In 2001, we began construction on The Vintage at Madison Crossing with 178 units in Huntsville, Alabama. Land for this property was also acquired in connection with the acquisition of partnership interests of Mr. Rohdie. Total development costs for this property are estimated at $10.5 million, of which $9.5 million will be funded by a construction loan.

In December 2000, we purchased an addition to our K-Mart Shopping Center in Temple Terrace, Florida, (sold in 2001, as described above) from our tenant for $3.6 million. The tenant had constructed the expansion. As part of the transaction, we obtained new financing of $5.6 million, paid off the existing mortgage, and received net cash proceeds of $1.3 million.

Properties we believe have peaked in value or can no longer operate efficiently within our portfolio have been placed on the market for sale. We cease depreciating the properties in the month following their reclassification to held for sale. Conversely, Tarragon has identified certain properties previously classified as held for sale and reclassified them to held for investment. Tarragon made the decision not to pursue selling these properties due to the availability of favorable long term fixed rate financing. We resume depreciating these properties in the month of their reclassification, and depreciation expense is adjusted to record depreciation for the time during which the properties were classified as held for sale.

The estimated fair values of the properties reclassified between held for investment and held for sale during 2001, 2000, and 1999 exceeded their carrying values at the time of determination to reclassify, so no losses were recognized upon their reclassification. At December 31, 2001, we have seven properties with an aggregate net carrying value of $60.6 million classified as held for sale, including one property in homebuilding inventory with a net carrying value of $31.4 million. Aggregate net income for the years ended December 31, 2001, 2000, and 1999, for properties held for sale as of December 31, 2001 (excluding homebuilding inventory), was $1.1 million, $684,000, and $719,000, respectively. Operations for these properties include rental revenue, property operating expenses, interest expense, and depreciation expense (prior to their reclassification to held for sale). For a listing of properties held for sale at December 31, 2001, see Schedule III.

The 289 apartment units at 5600 Collins have been undergoing conversion to condominiums. As of December 31, 2001, we had 81% of the units sold or under contract to sell for a total of $49.9 million. The number of units sold, the aggregate sales, the net profit, and net cash proceeds (after closing costs and release payments on the mortgage) were as follows:

                                           For the Years Ended
                                               December 31,
                                      -----------------------------
                                          2001             2000
                                      ------------     ------------
Number of units sold ............              125               38
Aggregate sales .................     $     25,950     $      6,704
Net profit ......................            4,091            1,797
Net cash proceeds ...............            8,122            2,339

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 5. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

Investments in and advances to partnerships consisted of the following at December 31:

                                                               2001            2000
                                                            ----------      ----------

801 Pennsylvania Avenue ...............................     $       63      $       26
Ansonia Apartments, L.P. ..............................          2,708          15,167
Ansonia Liberty, L.L.C. ...............................            747              --
Antelope Pines Estates, L.P. ..........................            (61)            428
Calistoga Ranch Owners, L.L.C. ........................             --             400
Danforth Apartment Owners, L.L.C. .....................            480              --
Devonshire Apartment Owners, L.L.C. ...................             --              --
Guardian-Jupiter Partners, Ltd. .......................          3,030              --
Lake Sherwood Partners, L.L.C. ........................            460              --
Larchmont Associates, L.P. ............................          2,191           2,186
Merritt 8 Acquisitions, L.L.C. ........................          2,417           2,392
Merritt Stratford, L.L.C. .............................            518             518
One Las Olas, Ltd. ....................................         12,683           4,532
Sacramento Nine .......................................            529             908
Stone Creek Associates I, L.L.C. ......................            768           1,572
Summit/Tarragon Murfreesboro, L.L.C. ..................          1,500             850
Tarragon Savannah I & II, L.L.C. ......................          2,675              --
Vineyard at Eagle Harbor, L.L.C. ......................            691              --
Woodcreek Garden Apartments, L.P. .....................           (102)            903
                                                            ----------      ----------
                                                            $   31,297      $   29,882
                                                            ==========      ==========

We hold noncontrolling interests in each of the above partnerships or joint ventures or our outside partners have significant participating rights, as defined in the Financial Accounting Standard Board's Emerging Issues Task Force's 96-16 Abstract. Therefore, we account for our investments in these partnerships using the equity method.

Joint Ventures with Aetna Life Insurance Company

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

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS (Continued)

801 Pennsylvania Avenue

In June 1995, we acquired a 50% economic interest in an office building located at 801 Pennsylvania Avenue, Washington, D.C., through the purchase of a first lien mortgage note. In accordance with the terms of the note, we receive 50% of funds available from operation of the property, or from its sale or refinancing.

Ansonia Apartments, L.P.

In December 1997, we formed Ansonia Apartments, L.P., to invest in the renovation and repositioning of older suburban apartment properties in central and eastern Connecticut. We formed this partnership to take advantage of the acquisition and management skills of Robert Rothenberg, Saul Spitz, Richard Frary, and Joel Mael, the principals of our outside partner. Tarragon has a 70% interest in this partnership. In 2001, the outside partners met their obligation to pay Tarragon 30% of the amounts it contributed to the partnership plus a preferred return through a contribution, made in cash of $232,000 and issuance of notes totaling $5.3 million in the aggregate. The notes bear interest initially at 12%, are secured by pledges of partnership interests, mature in July 2011, and are payable from 30% of Ansonia's net cash flow. Interest on notes totaling $4.6 million increases by 1/2% each year. Messrs. Rothenberg and Spitz became executive officers of Tarragon, and Mr. Rothenberg was appointed to our Board of Directors, in September 2000. Between December 1997 and December 1999, Ansonia purchased 14 operating properties with 2,580 apartment units at an aggregate cost of $84 million, $67.5 million of which was financed through mortgages on each property, and a 160,000 square foot historic mill for $1.1 million. Tarragon provided the cash required for the purchases.

During 2001, Ansonia refinanced two apartment communities with new mortgages totaling $5.6 million. After the payoff of the prior mortgages and closing costs, Ansonia received net cash proceeds of $2 million, which was distributed to Tarragon. In connection with those refinancings, Tarragon recognized its proportionate share of Ansonia's extraordinary expenses of $100,000 representing the write-off of deferred borrowing costs and exit fees. Also in 2001, Ansonia obtained supplemental mortgage financing on two properties totaling $5.2 million. After closing costs, Ansonia received $5.1 million, all of which was paid to Tarragon, $3.6 million as distributions; the remaining $1.5 million was applied to the partners' notes as interest and principal. In addition, in 2001, Ansonia sold the historic mill, receiving net cash proceeds of $2.6 million and realizing a gain of $1.2 million. The net cash proceeds were paid to Tarragon, $1.8 million as a distribution; the remainder was applied to the partners' notes as interest and principal. The aggregate balance of the partners' notes due to Tarragon at December 31, 2001, was $3 million, and this amount is included in "Other assets, net" in the accompanying Consolidated Balance Sheet.

Ansonia Liberty, L.L.C.

In January 2001, we purchased a 123-unit apartment community called The Liberty Building in New Haven, Connecticut, for $7.7 million, $6.8 million of which was financed with a mortgage. We were the sole member in Ansonia Liberty, L.L.C., owner of the property, and we consolidated its operations. In October 2001, an outside partner acquired a 10% interest in Ansonia Liberty for $95,000. Because the outside partner shares in decision-making regarding the operations of the property, Tarragon now uses the equity method to account for its investment in Ansonia Liberty.

Antelope Pines Estates, L.P., and Woodcreek Garden Apartments, L.P.

In December 1998, we purchased 49% general partner interests in Antelope Pines Estates, L.P., which owns a 314-unit apartment property, and in Woodcreek Garden Apartments, L.P., which owns a 416-unit apartment property, both located in Lancaster, California. Investments in and advances to the partnerships are to be repaid from operations, refinancing, sale, or other disposition of the properties, subject to preferential returns to the other partners. In 2001, the partnerships replaced the existing tax-exempt bond financing with new tax-exempt bond financing totaling $25 million, along with $6.7 million of subordinated conventional debt. Net proceeds

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 5. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS (Continued)

of $4.2 million were distributed to Tarragon. The net proceeds received were greater than our cumulative cash investment in these partnerships. In accordance with APB No. 18, "The Equity Method of Accounting," Tarragon recognized the excess as income and reported its net investment balances negative only to the extent of preferred returns due to our outside partners as of December 31, 2001, because Tarragon has not guaranteed the partnerships' obligations, nor was it otherwise committed to provide further financial support. This income is included in "Equity in income of partnerships" in the accompanying Consolidated Statement of Operations for the year ended December 31, 2001.

In 1999, Tarragon purchased $2 million of the prior issue of tax-exempt bonds on Woodcreek Garden Apartments for $500,000. When the partnership paid off those bonds, Tarragon received $2 million and recognized a gain on investments of $1.5 million.

Calistoga Ranch Owners, L.L.C.

In October 1999, Tarragon contributed $400,000 to Calistoga Ranch Owners, L.L.C., which was formed to acquire Calistoga Ranch Resorts, a luxury residential development with resort amenities on approximately 167 acres in Napa County, California. Calistoga Ranch Owners sold an option to purchase the property to entities in which it holds interests. These entities arranged financing sufficient to purchase the land, to cover costs of acquiring the option, and to repay Tarragon's initial contribution along with interest at 12%. The interest amount and Tarragon's share of proceeds from sale of the option total $133,000 and are reflected in "Equity in income of partnerships" in the accompanying Consolidated Statement of Operations for the year ended December 31, 2001.

Devonshire Apartment Owners, L.L.C.

In July 2000, we transferred ownership of The Villages at Gateway, formerly known as Devonshire Apartments, a 768-unit apartment community in Denver, Colorado, to Devonshire Apartment Owners, L.L.C., a joint venture with Al Fenstermacher. Mr. Fenstermacher, who is president of Pacific West Management, a management company that provides property management services to certain of Tarragon's apartment communities, assumed operational control of the property. At that time, the joint venture obtained a new $24 million fixed rate nonrecourse loan collateralized by a mortgage on the property and distributed net proceeds from the financing of $23.3 million to Tarragon. In accordance with APB No. 18, "The Equity Method of Accounting," Tarragon recognized $16.3 million in income related to the distribution received from Devonshire and reported its net investment in the joint venture as zero because Tarragon had not guaranteed Devonshire's obligations, nor was it otherwise committed to provide further financial support. This income is reflected in "Equity in income of partnerships" in the accompanying Consolidated Statement of Operations for the year ended December 31, 2000. This property was sold in February 2002. See NOTE
21. SUBSEQUENT EVENTS.

Guardian-Jupiter Partners, Ltd.

In September 2001, we acquired a 70% interest in Guardian-Jupiter Partners and have contributed $3.7 million to this partnership. In October 2001, the partnership acquired land in Jupiter, Florida, and is building a 390-unit apartment complex at a cost of approximately $44 million, of which $37.4 million will be funded from a construction loan. Tarragon has committed to contribute funds to cover costs not funded by the loans and any operating cash flow deficits for one year after completion of the project.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 5. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS (Continued)

Lake Sherwood Partners, L.L.C.

In June 2001, we acquired a 70% interest in Lake Sherwood Partners and have contributed $460,000 to this joint venture. The partnership acquired land in Ocoee, Florida, and is building a 342-unit apartment complex at a cost of approximately $24 million, of which $23.3 million will be funded from construction and other loans. The other partner and its principals have guaranteed the construction loan and are supervising construction of the property. Tarragon has committed to contribute funds to cover costs not funded by the loans and any operating cash flow deficits for one year after completion of the project.

Larchmont Associates, L.P.

We hold a 57% interest in Larchmont Associates, L.P., which owns a 504-unit apartment complex in Toledo, Ohio. The interest in Larchmont was initially acquired by Vinland in December 1995 in return for a cash investment of $418,000. Since then, additional advances have been made to Larchmont, largely to fund capital improvements. The $2.2 million aggregate balance is expected to be repaid with interest at 18% from the operation, refinancing, sale, or other disposition of the property.

Merritt 8 Acquisitions, L.L.C. and Merritt Stratford, L.L.C.

In August 1999, Tarragon acquired an 80% interest in Merritt 8 with an investment of $2.6 million. The joint venture purchased Merritt 8 Corporate Park, a 160,000 square foot office building in Stratford, Connecticut, at a cost of $20 million financed with an $18 million mortgage. In January 2000, we formed Merritt Stratford with our Merritt 8 partner and made a cash investment of $518,000. Merritt Stratford purchased a 19-acre parcel of land adjacent to Merritt 8 Corporate Park for future development. Tarragon has a 50% interest in Merritt Stratford.

One Las Olas, Ltd.

Tarragon acquired a 70% interest in One Las Olas in October 2000 and has contributed $12.8 million in connection with the purchase of 1.9 acres of land and construction of a 280-unit condominium development in Ft. Lauderdale, Florida. We have a commitment from a major real estate lender to provide $25 million of development costs not funded by a construction loan. Tarragon's investment will be repaid from sale of the finished condominium units.

Sacramento Nine

Tarragon and Transcontinental Realty Investors, Inc., are tenants-in-common in the ownership of an office building in the vicinity of Sacramento, California. Tarragon holds a 70% undivided interest.

Stone Creek Associates I, L.L.C.

In December 1999, Tarragon acquired a 72% interest in Stone Creek. The joint venture holds a 25% interest in another partnership that owns and operates a 368-unit apartment complex in Sacramento, California. Tarragon shares in 20% of the property's operations based on current operations-sharing ratios. Tarragon contributed $1.5 million to Stone Creek in January 2000 when the property was acquired. Tarragon's interest in Stone Creek will decline to 56% after its contribution is repaid with a preferred return of 15%. In January 2001, the mortgage on the property was refinanced, and Tarragon received a distribution of $707,000.

Summit/Tarragon Murfreesboro, L.L.C.

In October 2000, Tarragon acquired a 70% interest in Murfreesboro and has contributed $1.5 million to this joint venture. The joint venture is constructing, and will own and operate a 278-unit apartment community known as Vintage at the Parke and other improvements on 22.5 acres of land in Murfreesboro, Tennessee. Our investment will be repaid through operation, refinancing, or sale of the property.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 5. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS (Continued)

Partnerships with affiliates of Robert C. Rohdie

In 1997, 1998, and 1999, we formed nine partnerships with Mr. Rohdie and certain of his affiliates; each of the partnerships was formed to develop and own a luxury apartment community. The properties were in various stages of construction and/or lease-up when we acquired the interests of Mr. Rohdie and his affiliates in all the partnerships in February 2000. See NOTE 3. "MINORITY INTEREST."

Below are unaudited summarized financial data for Ansonia, Devonshire, and our other partnership interests, and summarized operating data of the partnerships in which we acquired our outside partners' interests in 2000 for the periods prior to their acquisition, as of and for the periods indicated. Interest, property taxes, and insurance expenditures of $697,000 in 2001, $280,000 (including $77,000 on partnerships with Mr. Rohdie and his affiliates prior to the date we acquired those interests) in 2000, and $2.2 million in 1999 were capitalized on properties constructed by partnerships we account for using the equity method.

     December 31, 2001

                                                                                                     All
                                                   Ansonia        Devonshire        Other        Partnerships
                                                  ----------      ----------      ----------     ------------
     Real estate                                  $  103,070      $    9,772      $  220,303      $  333,145
     Accumulated depreciation                         (8,029)         (2,231)        (13,187)        (23,447)
     Other assets, net                                 4,294             322          10,236          14,852
     Notes and interest payable                      (91,139)        (23,912)       (175,438)       (290,489)
     Other liabilities                                (3,199)           (453)         (3,687)         (7,339)
                                                  ----------      ----------      ----------      ----------
     Partners' capital                            $    4,997      $  (16,502)     $   38,227      $   26,722
                                                  ==========      ==========      ==========      ==========

     Our proportionate share of partners'
       capital                                    $    1,386      $       --      $   26,118      $   27,504
     Advances                                          1,322              --           2,471           3,793
                                                  ----------      ----------      ----------      ----------
     Investments in and advances to
       partnerships                               $    2,708      $       --      $   28,589      $   31,297
                                                  ==========      ==========      ==========      ==========

     Year Ended December 31, 2001

     Rental revenue                               $   20,563      $    5,607      $   22,409      $   48,579
     Property operating expenses                     (10,012)         (2,502)         (9,822)        (22,336)
     Interest expense                                 (6,782)         (1,909)         (6,651)        (15,342)
     Depreciation expense                             (2,942)           (545)         (3,918)         (7,405)
                                                  ----------      ----------      ----------      ----------
     Income before gain on sale of real
       estate and extraordinary items                    827             651           2,018           3,496
     Gain on sale of real estate                       1,188              --              --           1,188
                                                  ----------      ----------      ----------      ----------
     Income from continuing operations                 2,015             651           2,018           4,684
     Extraordinary items                                (100)             --            (150)           (250)
                                                  ----------      ----------      ----------      ----------
     Net income                                        1,915             651           1,868           4,434
     Elimination of management fees paid to
       Tarragon                                          915              --             231           1,146
                                                  ----------      ----------      ----------      ----------
     Net income before management fees paid
       to Tarragon                                $    2,830      $      651      $    2,099      $    5,580
                                                  ==========      ==========      ==========      ==========

     Equity in income of partnerships             $    2,370      $      847      $    4,602      $    7,819
                                                  ==========      ==========      ==========      ==========
     Our proportionate share of
       extraordinary items                        $     (100)     $       --      $       --      $     (100)
                                                  ==========      ==========      ==========      ==========

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 5. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS (Continued)

    December 31, 2000

                                                                                      Acquired            All
                                                       Ansonia          Other        Partnerships    Partnerships
                                                      ----------      ----------     ------------    ------------
     Real estate                                      $  100,900      $  113,290      $       --      $  214,190
     Accumulated depreciation                             (5,087)         (6,931)             --         (12,018)
     Other assets, net                                     5,608           4,875              --          10,483
     Notes and interest payable                          (83,971)        (96,258)             --        (180,229)
     Other liabilities                                    (3,159)         (4,946)             --          (8,105)
                                                      ----------      ----------      ----------      ----------
     Partners' capital                                $   14,291      $   10,030      $       --      $   24,321
                                                      ==========      ==========      ==========      ==========

     Our proportionate share of partners'
       capital                                        $   14,291      $   10,792      $       --      $   25,083
     Advances                                                876           3,923              --           4,799
                                                      ----------      ----------      ----------      ----------
     Investments in and advances to
       partnerships                                   $   15,167      $   14,715      $       --      $   29,882
                                                      ==========      ==========      ==========      ==========



     Year Ended December 31, 2000

     Rental revenue                                   $   18,572      $   16,453      $    1,288      $   36,313
     Property operating expenses                         (10,128)         (7,208)           (626)        (17,962)
     Interest expense                                     (6,644)         (5,094)           (772)        (12,510)
     Depreciation expense                                 (2,544)         (2,519)           (291)         (5,354)
                                                      ----------      ----------      ----------      ----------
     Income (loss) from continuing
        operations                                          (744)          1,632            (401)            487
     Extraordinary items                                  (1,015)             --              --          (1,015)
                                                      ----------      ----------      ----------      ----------
     Net income (loss)                                    (1,759)          1,632            (401)           (528)
     Elimination of management fees
        paid to Tarragon                                     183              49              34             266
                                                      ----------      ----------      ----------      ----------
     Net income (loss) before management
        fees paid to Tarragon                         $   (1,576)     $    1,681      $     (367)     $     (262)
                                                      ==========      ==========      ==========      ==========

     Equity in income (loss) of
       partnerships                                   $     (561)     $   16,900      $     (258)     $   16,081
                                                      ==========      ==========      ==========      ==========
     Our proportionate share of
       extraordinary items                            $   (1,015)     $       --      $       --      $   (1,015)
                                                      ==========      ==========      ==========      ==========

     Year Ended December 31. 1999

     Rental revenue                                   $   12,863      $   10,408      $   13,527      $   36,798
     Property operating expenses                          (6,575)         (4,769)         (6,845)        (18,189)
     Interest expense                                     (4,221)         (3,167)         (6,825)        (14,213)
     Depreciation expense                                 (1,869)         (1,636)         (3,370)         (6,875)
                                                      ----------      ----------      ----------      ----------
     Income (loss) before gain on sale of
       real estate and extraordinary items                   198             836          (3,513)         (2,479)
     Gain on sale of real estate                              --           4,608              --           4,608
                                                      ----------      ----------      ----------      ----------
     Income (loss) from continuing
       operations                                            198           5,444          (3,513)          2,129
     Extraordinary items                                      --              --            (280)           (280)
                                                      ----------      ----------      ----------      ----------
     Net income (loss)                                       198           5,444          (3,793)          1,849
     Elimination of management fees
        paid to Tarragon                                     194              37             359             590
                                                      ----------      ----------      ----------      ----------
     Net income (loss) before management
        fees paid to Tarragon                         $      392      $    5,481      $   (3,434)     $    2,439
                                                      ==========      ==========      ==========      ==========
     Equity in income (loss) of
       partnerships                                   $      386      $      677      $   (1,779)     $     (716)
                                                      ==========      ==========      ==========      ==========
     Our proportionate share of gain on
       sale of real estate                            $       --      $    3,226      $       --      $    3,226
                                                      ==========      ==========      ==========      ==========
     Our proportionate share of
       extraordinary items                            $       --      $       --      $     (196)     $     (196)
                                                      ==========      ==========      ==========      ==========

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 6. INVESTMENTS IN MARKETABLE EQUITY SECURITIES

In accordance with Statements of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," investments in marketable equity securities were carried at fair value. Unrealized holding gains and losses were included in other comprehensive income (loss). As of December 31, 2000, we had disposed of all of such investments.

Unrealized holding gains and losses, securities sold, and realized losses on the sale of marketable equity securities were as follows:

                                                                           For the Years Ended December 31,
                                                                       -----------------------------------------
                                                                          2001           2000            1999
                                                                       ----------     ----------      ----------
                                                                                (dollars in thousands)

Unrealized holding gains .........................................     $       --     $       13      $       50
Unrealized holding losses ........................................             --            (35)             --
Marketable equity securities sold ................................             --            488              --
Cost basis of marketable equity securities sold ..................             --            550              --
Realized losses on sale of marketable equity securities ..........             --             62              --

NOTE 7. NOTES, DEBENTURES, AND INTEREST PAYABLE

Notes, debentures, and interest payable consisted of the following at December
31:

                                              2001                         2000
                                   -------------------------     -------------------------
                                   Estimated                     Estimated
                                      Fair           Book           Fair           Book
                                     Value          Value          Value          Value
                                   ----------     ----------     ----------     ----------
Mortgage notes payable .......     $  384,261     $  369,623     $  415,400     $  409,114
Other notes payable ..........         27,209         27,209         13,431         13,431
Debentures payable ...........            797            928            899            928
Accrued interest .............          2,196          2,196          2,812          2,812
                                   ----------     ----------     ----------     ----------
                                   $  414,463     $  399,956     $  432,542     $  426,285
                                   ==========     ==========     ==========     ==========

Notes payable at December 31, 2001, bear interest at fixed rates from 5.99% to 9% per annum and variable rates currently ranging from 2.83% to 8.78% and mature from 2002 through 2027. The mortgage notes are generally nonrecourse and are collateralized by deeds of trust on real estate with an aggregate net carrying value of $420.3 million.

Debentures are unsecured, bear interest at 9% per annum, mature June 30, 2003, and are redeemable at any time at 100% of the principal amount together with accrued but unpaid interest. Interest is payable semiannually in June and December. Debentures were issued in 1993 by Vinland in connection with a dividend to stockholders.

Other notes payable at December 31, 2001 and 2000, include $11.8 million and $6.8 million, respectively, due to affiliates of William S. Friedman, our President and Chief Executive Officer and Chairman of our Board of Directors. See NOTE 13. "RELATED PARTY TRANSACTIONS." Other notes payable also include $7 million obtained through line of credit facilities as discussed below. In addition, other notes payable include an $8.4 million loan secured by interests in joint ventures. See Note 5. "INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS."

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7.  NOTES, DEBENTURES, AND INTEREST PAYABLE  (Continued)

At December 31, 2001, scheduled principal payments on notes and debentures payable are due as follows:

         2002...................................        $   117,176
         2003...................................             58,412
         2004...................................             21,312
         2005...................................             24,347
         2006...................................             12,423
         Thereafter.............................            164,090
                                                        -----------
                                                        $   397,760
                                                        ===========

We intend to pay off or extend the loans as they come due largely through refinancings. We believe we can arrange new financing as needed but cannot assure that we will be successful in our efforts or that the timing of new financing will coincide with the due dates of maturing loans.

During 2001, 2000, and 1999, we obtained permanent mortgage financing on 25 properties totaling $122 million, receiving net cash proceeds of $32 million after the payoff of $83 million in existing debt, funding escrows for replacements and repairs, and paying the associated closing costs.

During 1999, we obtained interim financing secured by 2 properties totaling $1.9 million (excluding fundings under the line of credit facilities discussed below), receiving net cash proceeds of $1.8 million. During 2000, one of these properties was refinanced with permanent mortgage. The debt on one property matured in 2001, and was extended to May 2002 and increased by $400,000.

In April 1999, Tarragon obtained a $6 million line of credit secured by treasury shares of Tarragon common stock valued at no less than two times the outstanding balance of the line of credit. Advances under the line of credit bear interest at the 30-day LIBOR plus 1.75% per annum. Terms of the line of credit require monthly payments of interest only, with the principal due in April 2002. We received $2.2 million in cash from this transaction after paying off two loans with the same lender which were also secured by shares of our common stock.

In May 1999, Tarragon obtained a $650,000 line of credit facility secured by
2.474 acres of land in Dallas, Texas, and treasury stock valued at no less than $650,000. Terms of the line of credit require monthly payments of interest only at prime. During 2001, we increased the line of credit and treasury stock collateral to $1 million each and extended the maturity to April 2002. The line of credit is guaranteed by Mr. Friedman.

In 1996, we entered into a reverse repurchase agreement with an investment bank as a means of financing our purchase of three mortgage backed securities (MBSs) issued by the lenders in connection with the financing of three properties. In July 2000, we sold two of the MBSs, resulting in a loss of $199,000. On January 1, 2001, we recognized income of $326,000 due to the cumulative effect of a change in accounting principle resulting from the adoption of SFAS No. 133, as described in NOTE 1. "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES." This income resulted from a previously unrecognized increase in the value of the last MBS. In May 2001, we terminated the reverse repurchase agreement and sold the MBS. During 2001 through the date of sale, we recognized a net gain of $51,000, which is included in "Gain (loss) on investments" in the accompanying Consolidated Statement of Operations for the year ended December 31, 2001.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 7. NOTES, DEBENTURES, AND INTEREST PAYABLE (Continued)

In February 2000, the mortgage secured by liens on both the retail and office portions of Emerson Center was modified and extended. The mortgage was increased from $6.9 million to $7.9 million, and the maturity date was extended to February 2003. At closing of this transaction, Tarragon received net cash proceeds of $900,000 after closing costs.

In June 2000, we obtained a $31 million loan secured by a mortgage on 5600 Collins. Net proceeds from this loan have been used to finance the condominium conversion. At closing, $28 million of this loan was funded, and, after the payoff of the existing mortgages totaling $26.1 million, establishing required escrows, and paying closing costs, we received net cash proceeds of $1.2 million. We obtained additional fundings of $2.5 million in 2000 and $462,000 in 2001. Release payments in connection with the sale of units during 2000 and 2001 have reduced the balance to $10.5 million at December 31, 2001.

In July 2000, we paid off a $19.4 million mortgage secured by The Villages at Gateway using proceeds distributed by the joint venture to which ownership of this property was transferred. See discussion in NOTE 5. "INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS."

Extraordinary items in the accompanying Consolidated Statements of Operations include an extraordinary gain on debt forgiveness of $420,000 in 2001 and exit fees or prepayment penalties and the write-off of deferred financing expenses in connection with refinancings. For the years ended December 31, 2001 and 2000, $100,000 and $1 million of the extraordinary items represent our share of such expenses of unconsolidated partnerships.

NOTE 8. DIVIDENDS TO STOCKHOLDERS

The Board of Directors authorized a 10% common stock dividend in December 2001, to be paid on April 26, 2002, to holders of record on April 15, 2002. A 10% common stock dividend was paid on February 15, 2001, to holders of record on February 1, 2001, resulting in the issuance of 687,189 shares, and recorded in December 2000. We paid cash dividends of $3.4 million to our common stockholders in 1999. Because our fiscal year for federal income tax purposes ends on November 30, the December 1999 cash dividend was reported in our 2000 tax year to the Internal Revenue Service as return of capital. The cash dividends paid in 1999 were reported to the Internal Revenue Service as 42% taxable to common stockholders as ordinary income and 58% return of capital.

We paid cash dividends of $657,000 and $418,000 to our preferred stockholders in 2001 and 2000, respectively. The dividends paid in 2001, were reported to the Internal Revenue Service as return of capital. The dividends paid September 30, 2000, were reported to the Internal Revenue Service as return of capital. The dividends paid December 31, 2000, were reported to the Internal Revenue Service as taxable to preferred stockholders as ordinary income.

NOTE 9. COMMON STOCK REPURCHASE PROGRAM

The Board of Directors has authorized a common stock repurchase program. In 2001, 2000, and 1999, Tarragon repurchased 1.3 million shares of its common stock in open market and negotiated transactions at a cost of $14.5 million. Our cumulative cost of common stock repurchases is $31.9 million. As of December 31, 2001, Tarragon was authorized to repurchase an additional 938,696 common shares.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 10. 10% CUMULATIVE PREFERRED STOCK

The 10% Cumulative Preferred Stock pays a fixed dividend of $1.20 per year and has a liquidation value of $12 per share. Shares of 10% Cumulative Preferred Stock may be redeemed at Tarragon's option at any time after June 30, 2003, at the liquidation value plus a premium of $0.50 per share which declines by $0.10 per share each year thereafter. No mandatory redemption or "sinking fund" is required.

NOTE 11. EARNINGS PER COMMON SHARE

Following is a reconciliation of the weighted average shares of common stock outstanding used in the computation of earnings per share and earnings per share
- assuming dilution. The information presented for 1999 has been restated to give effect to the stock dividend declared December 18, 2000. The effect of stock options with exercise prices above the market price of our common stock is not reflected below because their effect is anti-dilutive.

                                                                For the Years Ended December 31,
                                                            ----------------------------------------
                                                               2001           2000           1999
                                                            ----------     ----------     ----------
Weighted average shares of common stock
   outstanding ........................................      7,480,588      8,035,555      8,907,469
Stock options .........................................        147,595         74,777        106,840
                                                            ----------     ----------     ----------
Weighted average shares of  common stock
   outstanding - assuming dilution ....................      7,628,183      8,110,332      9,014,309
                                                            ==========     ==========     ==========

NOTE 12. STOCK OPTIONS

With the approval of its stockholders, Tarragon adopted an Independent Director Stock Option Plan (the "Director Plan") and a Share Option and Incentive Plan (collectively, the "Option Plans") in November 1995.

Under Tarragon's Director Plan, Independent Directors receive annual awards of options to purchase up to 2,000 shares of Tarragon common stock on January 1 of each year. The options are immediately exercisable and expire on the earlier of the first anniversary of the date on which the director ceases to serve as a director or ten years from the date of grant.

Under Tarragon's Share Option and Incentive Plan, incentive stock options have been awarded to officers and employees of Tarragon and its subsidiaries. These stock options vest between one and five years from the date of grant and expire between five and ten years thereafter, unless the optionee's relationship with Tarragon terminates earlier. The Executive Compensation Committee of the Board of Directors, currently comprised of Carl B. Weisbrod, Lawrence G. Schafran, Raymond V. J. Schrag, and Lance Liebman, administers the Share Option and Incentive Plan and authorizes option grants under the plan.

The number of shares granted, exercised, forfeited, and outstanding under the Option Plans have been adjusted to reflect the effect of a 10% stock dividend declared in December 2000.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 12. STOCK OPTIONS (Continued)

As of December 31, 2001, a total of 155,022 shares of common stock were available for grant under the Director Plan, and a total of 833,841 shares of common stock were available under the Share Option and Incentive Plan.

Tarragon granted options to purchase 198,000 shares in connection with the purchase of interests in Accord Properties Associates, LLC, in January 2001. See
NOTE 20. "ACQUISITION OF ACCORD PROPERTIES ASSOCIATES, LLC." The fair value of these options, estimated using the Black-Scholes pricing model, represents a portion of the purchase consideration in the acquisition of Accord.

The following table summarizes stock option activity:

                                                                         For the Years Ended December 31,
                                                -----------------------------------------------------------------------------------
                                                          2001                          2000                        1999
                                                -------------------------    -------------------------    -------------------------
                                                                Weighted                     Weighted                     Weighted
                                                                Average                      Average                      Average
                                                Number of       Exercise     Number of       Exercise     Number of       Exercise
                                                 Options         Prices       Options         Prices       Options         Prices
                                                ----------     ----------    ----------     ----------    ----------     ----------

Outstanding at January 1                         1,480,570     $    10.99     1,210,984     $    10.97     1,265,965     $    10.65
Options granted                                    215,600           9.62       354,750           9.85        17,600          10.00
Options exercised                                  (58,882)          5.81       (65,647)          5.15       (22,555)          4.48
Options forfeited                                  (37,296)          8.73       (19,517)          8.99       (50,026)          5.17
                                                ----------     ----------    ----------     ----------    ----------     ----------
Outstanding at December 31                       1,599,992     $    11.05     1,480,570     $    10.99     1,210,984     $    10.97
                                                ==========     ==========    ==========     ==========    ==========     ==========

Exercisable at December 31                       1,307,788     $    11.33     1,196,374     $    11.24     1,148,268     $    11.03
                                                ==========     ==========    ==========     ==========    ==========     ==========

Weighted average grant-date fair
  value of options granted:

    To employees and directors                                 $     4.69                   $     2.31                   $     1.41
                                                               ==========                   ==========                   ==========

    In connection with acquisition of APA                      $     5.86                   $       --                   $       --
                                                               ==========                   ==========                   ==========

The following table summarizes information about the options outstanding at December 31, 2001:

                                             Outstanding                                     Exercisable
                         ----------------------------------------------------     ---------------------------------
        Range of                          Weighted Average   Weighted Average                      Weighted Average
     Exercise Prices       Options        Contractual Life    Exercise Price        Options         Exercise Price
    ----------------     ------------     ----------------   ----------------     ------------     ----------------
     $ 4.19 - 5.12             63,838               3.18       $       4.39             63,838       $       4.39
       6.36 - 9.09             42,794               3.51               7.86             41,474               7.82
       9.43 - 13.64         1,383,360               7.63              11.18          1,092,476              11.54
              14.55           110,000               6.90              14.55            110,000              14.55
    ---------------      ------------       ------------       ------------       ------------       ------------
     $ 4.19 - 14.55         1,599,992               7.29       $      11.05          1,307,788       $      11.33
    ===============      ============       ============       ============       ============       ============

In January 2002, we granted options covering 10,000 shares under the Director Plan, all of which were immediately exercisable, and 123,500 under the Stock Option and Incentive Plan. Also, 43,740 of the options outstanding at December 31, 2001, were exercised in the first quarter of 2002.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 12. STOCK OPTIONS (Continued)

We apply APB No. 25 and related Interpretations in accounting for our option plans. All stock options issued to date have exercise prices equal to the market price at the dates of grant, except for those issued in connection with the acquisitions of Tarragon Realty Advisors and Accord Properties discussed above. Accordingly, no compensation cost has been recognized for our stock option plans. Had compensation cost for our stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, our net income and earnings per common share would have been reduced to the pro forma amounts indicated below:

                                                                 For the Years Ended December 31,
                                      -------------------------------------------------------------------------------------
                                                 2001                         2000                          1999
                                      -------------------------     -------------------------     -------------------------
                                          As            Pro             As            Pro             As            Pro
                                       Reported        Forma         Reported        Forma         Reported        Forma
                                      ----------     ----------     ----------     ----------     ----------     ----------
Net income ......................     $    1,229     $      894     $    6,958     $    6,847     $    5,257     $    5,219
Earnings per common share
Net income available to
   common stockholders ..........     $      .08     $      .03     $      .81     $      .80     $      .59     $      .58
Earnings per common share -
   assuming dilution
Net income available to
   common stockholders ..........     $      .07     $      .03     $      .81     $      .79     $      .58     $      .58

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                            For the Years Ended December 31,
                                          ----------------------------------------------------------------------
                                              2001              2001                2000               1999
                                          -------------   ------------------    -------------      -------------
                                           Granted to        Granted in          Granted to         Granted to
                                            Employees      connection with        Employees          Employees
                                          and Directors   acquisition of APA    and Directors      and Directors
                                          -------------   ------------------    -------------      -------------
     Dividend yield ..................               --                --                 4%                4%
     Expected volatility .............               30%               30%               24%               15%
     Risk-free interest rate .........             4.98%             4.98%             5.91%             4.84%
     Expected lives (in years) .......                8                 8                 8                 8
     Forfeitures .....................                3%               --                 3%                5%

NOTE 13. RELATED PARTY TRANSACTIONS

Notes payable at December 31, 2001 and 2000, include $11.8 million and $6.8 million, respectively, advanced by affiliates of William S. Friedman, our President and Chief Executive Officer and Chairman of our Board of Directors, under a line of credit arrangement approved by the Board of Directors. The funds were used to facilitate investments by Tarragon and the partnerships in which it holds interests. Advances under the line of credit bear interest at LIBOR plus 1% per annum totaling $397,000 in 2001, $425,000 in 2000, and $360,000 in 1999.
As of December 31, 2001, funds available under the line of credit were $8.2 million. The line of credit matures in December 2003.

Tarragon received property management fees of $245,000, $279,000, and $276,000 for 2001, 2000, and 1999, respectively, from properties owned by affiliates of Mr. Friedman.

Other assets, net, at December 31, 2001, include notes receivable of $1.6 million and $541,000, respectively, from Robert P. Rothenberg, Chief Operating Officer and a member of the Board of Directors of Tarragon, and Saul Spitz, Executive Vice President of Acquisitions for Tarragon. As described in NOTE 5. "INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS," Tarragon made these loans to Messrs. Rothenberg and Spitz in

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 13. RELATED PARTY TRANSACTIONS (Continued)

connection with their required contributions to Ansonia. The notes bear interest initially at 12%, increasing by 1/2% each year, are secured by pledges of their interests in Ansonia, mature in July 2011, and are payable from their proportionate share of distributions from Ansonia. Tarragon recognized interest income totaling $130,000 from these two notes in 2001.

NOTE 14. INCOME TAXES

In February 2000, we filed a revocation of REIT election with the Internal Revenue Service, terminating our status as a REIT effective December 1, 1999 (the beginning of the 2000 tax year). Since December 1, 1999, the results of our operations have been subject to income taxes. No current or deferred income tax expense was recognized in 2000, or 1999 due to the application of net operating loss carryforwards. A reconciliation of computed income taxes to actual income taxes follows:

The following table discloses the components of the deferred tax amounts at December 31, 2000 and 1999:


                                                          Year Ended December 31,
                                                         -------------------------    Month Ended
                                                            2001           2000      Dec. 31, 1999
                                                         ----------     ----------   -------------

Income before taxes                                      $    1,229     $    6,958     $    1,214
Statutory Federal income tax rate                                34%            34%            34%
                                                         ----------     ----------     ----------
Income taxes at statutory rate                                  418          2,366            413
State income taxes, net of
     Federal benefit                                            111            577             --
Amortization                                                    271            630             --
Other                                                            22             45             --
Utilization of net operating loss carryforward                 (822)        (3,618)          (413)
                                                         ----------     ----------     ----------
Income tax provision                                     $       --     $       --     $       --
                                                         ==========     ==========     ==========

Deferred tax assets - temporary differences

Equity in earnings of partnerships                       $      762     $      124     $      124
Bad debt allowance                                               34             27            146
Prepaid rent                                                     76             75             61
Deferred revenue                                                170            189            163
Litigation costs                                                 --             14             --
Provision for losses                                            187             --             --
Other                                                             4              4              4
Depreciation                                                     --          1,302            542
                                                         ----------     ----------     ----------

     Total deferred tax assets - temporary
        differences                                           1,233          1,735          1,040
     Net operating loss carryforward                         15,938         18,588         15,959
                                                         ----------     ----------     ----------
Total deferred tax assets                                    17,171         20,323         16,999
                                                         ----------     ----------     ----------


Deferred tax liabilities - temporary differences

Distributions in excess of basis                              6,936          5,527             --
Provision for losses                                             --            421             --
Depreciation                                                    847             --             --
Straight-line rent                                              234             --             --
                                                         ----------     ----------     ----------
Total deferred tax liabilities                                8,017          5,948             --
Net deferred tax assets                                       9,154         14,375         16,999
Less - valuation allowance                                   (9,154)       (14,375)       (16,999)
                                                         ----------     ----------     ----------
Net deferred tax amount                                  $       --     $       --     $       --
                                                         ==========     ==========     ==========

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 14. INCOME TAXES (Continued)

At December 31, 2001, 2000, and 1999, Tarragon had Federal net operating loss carryforwards (NOLs) of approximately $46.9 million, $47.8 million, and $46.8 million, respectively. If not utilized, the NOLs will expire between years 2003 and 2020. The future availability of the NOLs may be limited if Tarragon experiences an ownership change of more than 50 percent, as defined by IRS regulations. Tarragon's stock is publicly traded, and we cannot assure that future trading will not result in an ownership change, as defined by IRS regulations, which would limit availability of the NOLs. Due to these uncertainties regarding possible utilization of the NOLs, as well as Tarragon's history of operating losses, a valuation allowance was recorded to fully reserve the computed net deferred tax assets.

For the 1998 and 1999 tax years, Tarragon elected and qualified to be treated as a Real Estate Investment Trust ("REIT"), as defined in Sections 856 through 860 of the Internal Revenue Code of 1986, and, as such, was not taxed for Federal income tax purposes on that portion of its taxable income that was distributed to stockholders, provided that at least 95% of its REIT taxable income, plus 95% of its taxable income from foreclosure property as defined in Section 857 of the Internal Revenue Code, was distributed. See NOTE 8. "DIVIDENDS TO STOCKHOLDERS." As a result of our election to be treated as a REIT for Federal income tax purposes, no deferred tax asset or liability or related valuation allowance was recorded. No provision was made for Federal income taxes because we believe we qualified as a REIT in the tax years through November 30, 1999.

NOTE 15.  RENTALS UNDER OPERATING LEASES

Tarragon's rental operations include the leasing of office buildings and shopping centers subject to leases with terms greater than one year. The leases thereon expire at various dates through 2007. The following is a schedule of future minimum rentals on non-cancelable operating leases as of December 31, 2001:

         2002 ...........................     $    7,488
         2003 ...........................          5,757
         2004 ...........................          4,558
         2005 ...........................          3,034
         2006 ...........................          1,473
         Thereafter .....................            971
                                              ----------
                                              $   23,281
                                              ==========

NOTE 16. COMMITMENTS AND CONTINGENCIES

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

The following is a schedule of future minimum lease payments due on a 60-year ground lease in Paramus, New Jersey, that commenced in December 2001.

         2002 ...........................     $      232
         2003 ...........................            260
         2004 ...........................            260
         2005 ...........................            260
         2006 ...........................            260
         Thereafter .....................         26,960
                                              ----------
                                              $   28,232
                                              ==========

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 17. INSURANCE AND OTHER CLAIMS

In December 2000, fire destroyed one building at a 532-unit property in Memphis, Tennessee. Tarragon received insurance proceeds of $367,000 and had decided not to rebuild the eight-unit building. In 2001, after writing off a portion of the property's carrying value, Tarragon recognized a gain of $262,000 on the recovery. In December 1998, another building at this property was destroyed by fire, and this building was also not rebuilt. In the second quarter of 2000, Tarragon recognized a gain of $231,000 representing the excess of insurance proceeds of $458,000 over the portion of the property's carrying value that was written off.

In October 2000, Tarragon filed a claim against a siding company for faulty materials and siding that were installed at a Tallahassee, Florida, property. In March 2001, Tarragon recognized warranty claim income of $44,000.

In April 2000, Tarragon joined in a class action lawsuit against Masonite Corporation as a result of defective Masonite hardboard siding installed at a property in Bradenton, Florida. The claim settled in September 2000. Tarragon recognized income of $373,000 on the recovery. During 2000, we replaced the defective masonite hardboard siding at this property with vinyl siding at a total cost of $663,000.

In October 2000, we completed reconstruction of a building at a property in Tulsa, Oklahoma. We recognized income of $1.1 million representing the excess of the insurance proceeds over the portion of the property's net carrying value written off prior to rebuilding.

NOTE 18. LITIGATION SETTLEMENT

In June 2001, Tarragon received a net distribution of $2.3 million, after deducting attorney's fees and expenses, in connection with the settlement of a derivative lawsuit. In July 1999, after reversal of a favorable lower court decision, Tarragon settled an uninsured liability claim for $350,000.

NOTE 19. SEGMENT REPORTING

In 2000, we began the condominium conversion of 5600 Collins Avenue in Miami Beach, purchased land for the construction of Las Olas River House, a 42-story high-rise condominium development in downtown Fort Lauderdale, and added additional senior staff to originate and supervise these and other development projects. We are also continuing to devote greater capital to the development of apartment communities. Prior to 2000, development activities were not considered material and were not managed separately. Beginning in 2000, Tarragon divided its business into two segments. The traditional business of Tarragon is organized as the real estate investment division, which includes the stabilized apartment and commercial properties that constitute Tarragon's investment real estate portfolio. Through intensive management and continual capital improvement, Tarragon's objective is to continually raise operating income of the core portfolio. The cash flow from the core portfolio and the mortgage proceeds generated from periodic refinancings provide the capital for our real estate development. We make a determination at the beginning of each fiscal year as to the classification of our properties between the two divisions. We will reclassify properties from the development division to the investment division once they have achieved stabilized operations (as defined below). We will reclassify properties for which we have initiated renovation or reposition activities from the investment division to the development division.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 19. SEGMENT REPORTING (Continued)

      o Development. Assets in this division are under development or in initial lease-up, under renovation, reposition, or conversion to condominiums, or land held for construction development or sale. Properties under reposition are receiving cosmetic and strategic improvements and management changes intended to generate materially higher rents. In 2000 and 2001, this segment also includes 5600 Collins Avenue, a 289-unit apartment property under renovation and sale as condominiums, and Las Olas River House in Ft. Lauderdale, a 42-story luxury condominium development. Beginning in 2002, as we expand development of housing for sale, assets in this category will be reported under a new third segment: Homebuilding.

      o Investment. This division includes properties with stabilized operations as of the beginning of the fiscal year. We define these as properties with stabilized market rate occupancy at market rents for comparable product in the property's market and which are subject to neither renovation nor repositioning.

The following tables summarize apartment units and commercial square footage in these divisions and operating data and identifiable assets of our real estate and investments in partnerships for the two divisions (dollars in thousands).

                                                                                  December 31,
                                                                           -------------------------
                                                                              2001           2000
                                                                           ----------     ----------
Apartment units:
  Consolidated or directly owned:
     Development division:
       Completed apartment units in lease-up or under renovation .....          2,800          3,528
       Apartment units under construction ............................            394            737
     Investment division .............................................          7,037          6,496
  Unconsolidated and owned through joint ventures:
     Development division:
       Completed apartment units in lease-up or under renovation .....          1,431          2,138
       Apartment units under construction ............................          1,010             --
     Investment division .............................................          4,618          2,812
                                                                           ----------     ----------
                                                                               17,290         15,711
                                                                           ==========     ==========
Commercial square footage:
  Consolidated or directly owned:
     Development division:
       Completed commercial space ....................................        564,882        615,610
       Commercial space under construction ...........................         34,381             --
     Investment division .............................................        570,616        895,076
  Unconsolidated and owned through joint ventures:
     Development division ............................................        163,986        163,986
     Investment division .............................................        103,036        102,937
                                                                           ----------     ----------
                                                                            1,436,901      1,777,609
                                                                           ==========     ==========

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 19. SEGMENT REPORTING (Continued)

                                                                                        For the Year Ended
                                                                                           December 31,
                                                                                  -----------------------------
                                                                                      2001             2000
                                                                                  ------------     ------------
Revenues:
  Investment:
     Rentals:
        Same store stabilized properties ....................................     $     52,292     $     50,758
        Properties stabilized during 2000 ...................................            3,610               --
        Properties acquired during 2001 .....................................            1,216               --
        Properties sold during 2001 .........................................               --            1,352
        Properties targeted for renovation in 2001 ..........................               --            2,372
     Equity in income of partnerships .......................................            6,653           16,624
                                                                                  ------------     ------------
                                                                                        63,771           71,106
                                                                                  ------------     ------------
  Development:
     Rentals ................................................................           25,743           25,440
     Equity in income (loss) of partnerships ................................            1,166             (543)
     Condominium unit sales .................................................           25,950            6,704
                                                                                  ------------     ------------
                                                                                        52,859           31,601
                                                                                  ------------     ------------

  Properties sold during period .............................................            1,106            6,919
  Corporate and other .......................................................              909              714
                                                                                  ------------     ------------
                                                                                  $    118,645     $    110,340
                                                                                  ============     ============

Property operating expenses (1):
  Investment:
     Same store stabilized properties .......................................     $     26,343     $     24,912
     Properties stabilized during 2000 ......................................            1,744               --
     Properties acquired during 2001 ........................................              352               --
     Properties sold during 2001 ............................................               --              516
     Properties targeted for renovation in 2001 .............................               --            1,365
                                                                                  ------------     ------------
                                                                                        28,439           26,793
  Development ...............................................................           13,557           12,406
  Properties sold during period .............................................              213            3,379
                                                                                  ------------     ------------
                                                                                  $     42,209     $     42,578
                                                                                  ============     ============
Net operating income (2):
  Investment:
     Same store stabilized properties .......................................     $     25,949     $     25,846
     Properties stabilized during 2000 ......................................            1,866               --
     Properties acquired during 2001 ........................................              864               --
     Properties sold during 2001 ............................................               --              836
     Properties targeted for renovation in 2001 .............................               --            1,007
                                                                                  ------------     ------------
                                                                                        28,679           27,689
  Development ...............................................................           12,186           13,034
  Properties sold during period .............................................              893            3,540
                                                                                  ------------     ------------
                                                                                  $     41,758     $     44,263
                                                                                  ============     ============

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 19. SEGMENT REPORTING (Continued)

                                                                                        For the Year Ended
                                                                                           December 31,
                                                                                  -----------------------------
                                                                                      2001             2000
                                                                                  ------------     ------------
Funds from operations (3):
  Investment:
     Same store stabilized properties .......................................     $     13,359     $     11,530
     Properties stabilized during 2000 ......................................            3,449               --
     Properties acquired during 2001 ........................................              386               --
     Properties sold during 2001 ............................................               --              426
     Properties targeted for renovation in 2001 .............................               --              (95)
                                                                                  ------------     ------------
                                                                                        17,194           11,861
  Development ...............................................................            4,493            4,433
  Properties sold during period .............................................              429              256
  Corporate and other adjustments:
     Interest expense .......................................................           (1,578)          (1,290)
     Provision for losses ...................................................               --             (371)
     Amortization of goodwill ...............................................             (670)            (507)
     Corporate general and administrative expenses ..........................           (7,839)          (6,193)
     Property general and administrative expenses ...........................           (3,473)          (3,724)
     Minority interest in income of consolidated partnership ................             (520)            (356)
     Gain (loss) on investments .............................................            1,551             (261)
     Interest and management fee income .....................................              857              565
                                                                                  ------------     ------------
                                                                                  $     10,444     $      4,413
                                                                                  ============     ============

Reconciliation of funds from operations to net income:
Funds from operations .......................................................     $     10,444     $      4,413
  Condominium unit sales ....................................................           25,950            6,704
  Costs of condominium unit sales ...........................................          (21,859)          (4,907)
  Depreciation and amortization of real estate assets .......................          (20,326)         (18,776)
  Depreciation and amortization of real estate assets of partnerships .......           (5,689)          (3,481)
  Distributions from partnerships in excess of investments in the
     partnerships (4) .......................................................            4,142           16,257
  Gain on sale of real estate ...............................................            4,994            8,031
  Gain on sale of real estate of partnership ................................              831               --
  Insurance and other claims ................................................              306            1,454
  Litigation settlement .....................................................            2,295              (40)
  Extraordinary items (5) ...................................................             (185)          (2,697)
  Cumulative effect of change in accounting principle .......................              326               --
                                                                                  ------------     ------------
Net income ..................................................................     $      1,229     $      6,958
                                                                                  ============     ============

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 19. SEGMENT REPORTING (Continued)

                                                                                           December 31,
                                                                                  -----------------------------
                                                                                      2001             2000
                                                                                  ------------     ------------
Identifiable assets:
  Real estate net of accumulated depreciation:
     Investment .............................................................     $    201,971     $    212,482
     Development ............................................................          232,174          250,353
                                                                                  ------------     ------------
                                                                                  $    434,145     $    462,835
                                                                                  ============     ============
  Investments in and advances to partnerships:
     Investment .............................................................     $      5,363     $      9,569
     Development ............................................................           25,934           20,313
                                                                                  ------------     ------------
                                                                                  $     31,297     $     29,882
                                                                                  ============     ============

(1)   Property operating expenses exclude replacements expense.

(2) Net operating income as presented above is defined as rental revenue less property operating expenses before replacements expense.

(3) Tarragon considers funds from operations ("FFO") to be an appropriate measure of the performance of our investment portfolio but not of our other assets. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), equals net income (loss), computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. We believe that FFO is useful to investors as a measure of the performance of a real estate investment company because, along with cash flows from operating activities, investing activities, and financing activities, it provides investors an understanding of our ability to incur and service debt and to make capital expenditures. We also believe that a clear understanding of our operating results requires examining FFO along with net income (loss) as shown in the Consolidated Financial Statements and Notes, as well as assessing changes in the value of our assets. FFO does not represent cash generated from operating activities in accordance with GAAP and is not an alternative to net income as an indication of our operating performance or to cash flow as a measure of liquidity, nor is it necessarily indicative of cash available to fund cash needs and cash dividends. Our calculation of FFO may be different from the methods used by other companies and, therefore, may not be comparable to other companies.

(4) These amounts primarily relate to distributions of financing proceeds in excess of our investments in Devonshire Apartment Owners, LLC, in 2000, and Antelope Pines Estates, L.P., and Woodcreek Garden Apartments, L.P., in 2001.

(5) Extraordinary items include exit fees, prepayment penalties, and the write-off of deferred financing expenses in connection with refinancings of mortgages secured by real estate, and in 2001, an extraordinary gain on debt forgiveness upon the discounted payoff of a mortgage.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 20. ACQUISITION OF ACCORD PROPERTIES ASSOCIATES, LLC

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

NOTE 21. SUBSEQUENT EVENTS

In January 2002, we received net cash proceeds of $2.9 million from permanent mortgage financing of $25 million secured by Vintage on the Green Apartments.

In February 2002, Villages at Gateway Apartments were sold for $33.2 million. Devonshire Apartment Owners received net cash proceeds of $8.3 million, $7.9 million of which was distributed to Tarragon.

Also in February 2002, Meriden East Apartments were sold for $3.2 million. Ansonia Apartments, L.P., received net cash proceeds of $659,000. Of this amount, $461,000 was distributed to Tarragon, and $198,000 was used to reduce the partners' loans due to Tarragon.

In March 2002, permanent mortgage financing was obtained on The Links at Georgetown Apartments. Cash required to pay off the Phase II construction loan and closing costs exceeded the new loan proceeds by $608,000. Tarragon advanced these funds to Tarragon Savannah II.

Also in March 2002, Tarragon advanced $3.7 million to a newly formed joint venture with our partners in One Las Olas, Ltd., to purchase a tract of land adjacent to our Las Olas River House condominium development in Ft. Lauderdale. This land will be used to construct a second phase of the condominium development.

In March 2002, we closed the $14.4 million construction loan for the 216-unit apartment complex we are building in John's Island, South Carolina. From the funds drawn at closing of the loan, we received approximately $600,000 as reimbursement of project costs incurred prior to closing.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 22. QUARTERLY RESULTS OF OPERATIONS

The following is a tabulation of the quarterly results of operations for the years ended December 31, 2001 and 2000 (unaudited):

                                                                    First           Second            Third           Fourth
                                                                   Quarter          Quarter          Quarter          Quarter
                                                                 -----------      -----------      -----------      -----------
                           2001
Revenue ....................................................     $    27,483      $    28,875      $    27,876      $    34,411
Expenses ...................................................         (30,531)         (29,515)         (31,397)         (34,740)
                                                                 -----------      -----------      -----------      -----------
(Loss) before minority interest in income of
  consolidated partnership, net gain on sale of
  real estate, gain (loss) on investments, insurance
  and other claims, litigation settlement, extraordinary
  items, and cumulative effect of change in
  accounting principle .....................................          (3,048)            (640)          (3,521)            (329)
Minority interest in income of consolidated
  partnership ..............................................            (111)            (111)            (150)            (148)
Net gain on sale of real estate ............................             614              174            1,902            2,304
Gain (loss) on investments .................................             127              (76)              --            1,500
Insurance and other claims .................................             306               --               --               --
Litigation settlement ......................................              --            2,295               --               --
                                                                 -----------      -----------      -----------      -----------
Income (loss) from continuing operations ...................          (2,112)           1,642           (1,769)           3,327
Extraordinary items ........................................            (100)            (470)              --              385
Cumulative effect of change in accounting
  principle ................................................             326               --               --               --
                                                                 -----------      -----------      -----------      -----------
Net income (loss) ..........................................          (1,886)           1,172           (1,769)           3,712
Dividends on cumulative preferred stock ....................            (187)            (186)            (112)            (172)
                                                                 -----------      -----------      -----------      -----------
Net income (loss) available to common
  stockholders .............................................     $    (2,073)     $       986      $    (1,881)     $     3,540
                                                                 ===========      ===========      ===========      ===========
Earnings per common share
Income (loss) from continuing operations
  available to common stockholders .........................     $      (.30)     $       .19      $      (.25)     $       .43
Extraordinary items ........................................            (.01)            (.06)              --              .05
Cumulative effect of change in accounting
  principle ................................................             .04               --               --               --
                                                                 -----------      -----------      -----------      -----------
Net income (loss) available to common
  stockholders .............................................     $      (.27)     $       .13      $      (.25)     $       .48
                                                                 ===========      ===========      ===========      ===========

Weighted average shares of common stock used
  in computing earnings per common share(1) ................       7,547,372        7,475,450        7,476,742        7,424,187
                                                                 ===========      ===========      ===========      ===========

Earnings per common share - assuming dilution
Income (loss) from continuing operations
  available to common stockholders .........................     $      (.30)     $       .19      $      (.25)     $       .41
Extraordinary items ........................................            (.01)            (.06)              --              .05
Cumulative effect of change in accounting
  principle ................................................             .04               --               --               --
                                                                 -----------      -----------      -----------      -----------
Net income (loss) available to common
  stockholders .............................................     $      (.27)     $       .13      $      (.25)     $       .46
                                                                 ===========      ===========      ===========      ===========

Weighted average shares of common stock used
  in computing earnings per common share -
  assuming dilution(2) .....................................       7,547,372        7,640,178        7,476,742        7,649,760
                                                                 ===========      ===========      ===========      ===========

----------

(1) Represents weighted average shares of common stock used in computing earnings per common share.

(2) Represents weighted average shares of common stock used in computing earnings per common share - assuming dilution.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 22. QUARTERLY RESULTS OF OPERATIONS (Continued)

                                                                    First           Second            Third           Fourth
                                                                   Quarter          Quarter          Quarter          Quarter
                                                                 -----------      -----------      -----------      -----------
                           2000
Revenue ....................................................     $    20,358      $    22,840      $    40,377      $    26,765
Expenses ...................................................         (23,183)         (25,079)         (26,933)         (34,318)
                                                                 -----------      -----------      -----------      -----------
Income (loss) before minority interest in ..................          (2,825)          (2,239)          13,444           (7,553)
  income of consolidated partnership, gain on
  sale of real estate, gain (loss) on investments,
  insurance and other claims, litigation settlement,
  and extraordinary items
Minority interest in income of consolidated
  partnership ..............................................             (64)             (98)             (96)             (98)
Gain on sale of real estate ................................              97              281            2,506            5,147
Gain (loss) on investments .................................              20               26             (307)              --
Insurance and other claims .................................              --               --              373            1,081
Litigation settlement ......................................              --               --               --              (40)
                                                                 -----------      -----------      -----------      -----------
Income (loss) from continuing operations ...................          (2,772)          (2,030)          15,920           (1,463)
Extraordinary items ........................................             (13)            (826)          (1,561)            (297)
                                                                 -----------      -----------      -----------      -----------
Net income (loss) ..........................................          (2,785)          (2,856)          14,359           (1,760)
Dividends on cumulative preferred stock ....................              --              (60)            (178)            (180)
                                                                 -----------      -----------      -----------      -----------
Net income (loss) available to common
  stockholder ..............................................     $    (2,785)     $    (2,916)     $    14,181      $    (1,940)
                                                                 ===========      ===========      ===========      ===========

Earnings per common share
Income (loss) from continuing operations
  available to common stockholders .........................     $      (.32)     $      (.25)     $      2.05      $      (.22)
Extraordinary items ........................................              --             (.10)            (.20)            (.04)
                                                                 -----------      -----------      -----------      -----------
Net income (loss) available to common
  stockholders .............................................     $      (.32)     $      (.35)     $      1.85      $      (.26)
                                                                 ===========      ===========      ===========      ===========

Weighted average shares of common stock
  used in computing earnings per common
  share(1) .................................................       8,660,968        8,226,438        7,665,751        7,592,322
                                                                 ===========      ===========      ===========      ===========

Earnings per common share - assuming dilution
Income (loss) from continuing operations
  available to common stockholders .........................     $      (.32)     $      (.25)     $      2.03      $      (.22)
Extraordinary items ........................................              --             (.10)            (.20)            (.04)
                                                                 -----------      -----------      -----------      -----------
Net income (loss) available to common
  stockholders .............................................     $      (.32)     $      (.35)     $      1.83      $      (.26)
                                                                 ===========      ===========      ===========      ===========

Weighted average shares of common stock
  used in computing earnings per common
  share - assuming dilution(2) .............................       8,660,968        8,226,438        7,747,530        7,592,322
                                                                 ===========      ===========      ===========      ===========

----------

(1) Represents weighted average shares of common stock used in computing earnings common per share and has been restated to give effect to the December 2000 10% stock dividend.

(2) Represents weighted average shares of common stock used in computing earnings per common share - assuming dilution and has been restated to give effect to the December 2000 10% stock dividend.

                                                                    SCHEDULE III

                         TARRAGON REALTY INVESTORS, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)




                                                                             COSTS (A)
                                                                            CAPITALIZED        GROSS CARRYING AMOUNTS
                                                 INITIAL COST TO COMPANY    SUBSEQUENT             AT END OF YEAR
                                                 -----------------------  TO ACQUISITION   ------------------------------
                                                          BUILDINGS AND   --------------            BUILDINGS AND
        DESCRIPTION               ENCUMBRANCES   LAND      IMPROVEMENTS    IMPROVEMENTS    LAND     IMPROVEMENTS    TOTAL
----------------------------      ------------   -----    --------------  --------------   ----     -------------   -----
PROPERTIES HELD FOR
INVESTMENT

Apartments

Acadian Place                       $3,138       $ 897       $2,608         $2,271         $897        $4,879       $5,776
  Baton Rouge, LA
Aspentree                            3,670         876        3,506            777          876         4,283        5,159
  Dallas, TX
Bayfront                             4,126         457        2,052          2,443          457         4,495        4,952
  Houston, TX
The Brooks                           3,079         558        2,230            198          558         2,428        2,986
  Addison, TX
Carlyle Towers                       7,048         559        5,939          2,475          559         8,414        8,973
  Southfield, MI
Collegewood                          1,899         556        2,223            136          556         2,359        2,915
  Tallahassee, FL
Courtyard at the Park                4,535         768        3,086          1,650          768         4,736        5,504
  Miami, FL
Creekwood North                      4,866         532        2,127          1,536          532         3,663        4,195
  Altamonte Springs, FL
Cross Creek                          2,603         221          883            524          225         1,403        1,628
  Lexington, KY
Diamond Loch                         3,359         380        2,791          1,612          380         4,403        4,783
  Fort Worth, TX
English Village                      7,637       1,372        5,525          2,978        1,372         8,503        9,875
  Memphis, TN
Forest Oaks                          2,814         691        2,685            864          691         3,549        4,240
  Lexington, KY
Forest Park                          7,650       1,670        6,680            327        1,670         7,007        8,677
  Rocky Hill, CT
Fountainhead                         7,164       1,572        6,291            694        1,572         6,985        8,557
  Kissimmee, FL
French Villa                         3,089         447        1,786            826          447         2,612        3,059
  Tulsa, OK
Harbour Green                        9,331         718       10,460            272          718        10,732       11,450
  Panama City, FL
Heather Hill                        17,750         643       14,562          8,285          766        22,724       23,490
  Temple Hills, MD


                                                                     LIFE OF WHICH
                                                                     DEPRECIATION
                                                                       IN LATEST
                                                                     STATEMENT OF
                             ACCUMULATED      DATE OF       DATE      OPERATIONS
      DESCRIPTION            DEPRECIATION   CONSTRUCTION  ACQUIRED   IS COMPUTED
-----------------------      ------------   ------------  --------   -------------
PROPERTIES HELD FOR
INVESTMENT

Apartments

Acadian Place                   $2,163           1922      Mar-84    3 - 40 years
  Baton Rouge, LA
Aspentree                          605           1974      Nov-98    3 - 40 years
  Dallas, TX
Bayfront                         1,966           1971      Feb-87    3 - 40 years
  Houston, TX
The Brooks                         262           1969      Nov-98    3 - 40 years
  Addison, TX
Carlyle Towers                   3,098           1970      Nov-88    3 - 40 years
  Southfield, MI
Collegewood                        231           1967      Nov-98    3 - 40 years
  Tallahassee, FL
Courtyard at the Park            1,132           1972      Jul-97    3 - 40 years
  Miami, FL
Creekwood North                  1,122           1973      Nov-92    3 - 40 years
  Altamonte Springs, FL
Cross Creek                        530           1966      Nov-92    3 - 40 years
  Lexington, KY
Diamond Loch                     2,031           1978      Oct-85    3 - 40 years
  Fort Worth, TX
English Village                  1,737           1973      Jul-97    3 - 40 years
  Memphis, TN
Forest Oaks                        863           1971      Nov-94    3 - 40 years
  Lexington, KY
Forest Park                         29           1967      Oct-01    3 - 40 years
  Rocky Hill, CT
Fountainhead                     1,088           1988      Jun-97    3 - 40 years
  Kissimmee, FL
French Villa                       241           1971      Nov-98    3 - 40 years
  Tulsa, OK
Harbour Green                    1,165           1997      Feb-00    3 - 40 years
  Panama City, FL
Heather Hill                    10,660           1976      May-86    3 - 40 years
  Temple Hills, MD

                                                                    SCHEDULE III

                         TARRAGON REALTY INVESTORS, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)





                                                                           COSTS (A)
                                                                         CAPITALIZED          GROSS CARRYING AMOUNTS
                                               INITIAL COST TO COMPANY    SUBSEQUENT             AT END OF YEAR
                                               -----------------------  TO ACQUISITION  --------------------------------
                                                        BUILDINGS AND   --------------            BUILDINGS AND
        DESCRIPTION             ENCUMBRANCES   LAND      IMPROVEMENTS    IMPROVEMENTS    LAND     IMPROVEMENTS    TOTAL
----------------------------    ------------   -----    --------------  --------------  -----     -------------   ------
PROPERTIES HELD FOR
INVESTMENT

Apartments (Continued)

Holly House                         $1,696     $ 397       $1,590           $ 82         $397       $ 1,672       $2,069
  North Miami, FL
Kirklevington                        2,932       490        1,961            914          490         2,875        3,365
  Lexington, KY
Lake Point                           6,388     2,075        6,225          4,311        2,075        10,536       12,611
  Memphis, TN
Landmark                                --       376        1,504            682          373         2,189        2,562
  Tallahassee, FL
Marina Park                          3,601       657        2,625          1,528          671         4,139        4,810
  Miami, FL
Martin's Landing                     6,288     1,038        4,201          1,199        1,041         5,397        6,438
  Lakeland, FL
Mayfaire at Windsor Parke           18,516     3,086       18,843            159        3,086        19,002       22,088
  Jacksonville, FL
Meadowbrook                          4,201       306        1,230            535          306         1,765        2,071
  Baton Rouge, LA
Mission Trace                        1,367       563        2,252            222          563         2,474        3,037
  Tallahassee, FL
Morningside                          1,515       426        1,678            619          426         2,297        2,723
  Jacksonville, FL
Mustang Creek                        5,821       718        2,872          2,316          720         5,186        5,906
  Arlington, TX
Newport                              4,816     1,334        5,338          1,457        1,335         6,794        8,129
  Plantation, FL
Palm Court                           4,584       598        2,393          1,278          598         3,671        4,269
  Miami, FL
Park Dale Gardens                    5,501       354        1,416          1,527          531         2,766        3,297
  Dallas, TX
Prado Bay                            4,590       614        3,482          1,857          614         5,339        5,953
  North Bay Village, FL
The Regents                          6,218       303        1,212          5,319          303         6,531        6,834
  Jacksonville, FL
River City Landing                   7,742     1,237        5,602          7,327        1,237        12,929       14,166
  Jacksonville, FL


                                                                     LIFE OF WHICH
                                                                     DEPRECIATION
                                                                       IN LATEST
                                                                     STATEMENT OF
                             ACCUMULATED      DATE OF       DATE      OPERATIONS
      DESCRIPTION            DEPRECIATION   CONSTRUCTION  ACQUIRED   IS COMPUTED
-----------------------      ------------   ------------  --------   -------------
PROPERTIES HELD FOR
INVESTMENT

Apartments (Continued)

Holly House                      $ 156           1968      Nov-98    3 - 40 years
  North Miami, FL
Kirklevington                    1,042           1975      Nov-92    3 - 40 years
  Lexington, KY
Lake Point                       3,341           1974      May-93    3 - 40 years
  Memphis, TN
Landmark                           440           1967      Oct-97    3 - 40 years
  Tallahassee, FL
Marina Park                      1,183           1974      Apr-95    3 - 40 years
  Miami, FL
Martin's Landing                 1,421           1973      Nov-94    3 - 40 years
  Lakeland, FL
Mayfaire at Windsor Parke        2,115           1997      Feb-00    3 - 40 years
  Jacksonville, FL
Meadowbrook                        429           1968      Oct-95    3 - 40 years
  Baton Rouge, LA
Mission Trace                      244           1989      May-96    3 - 40 years
  Tallahassee, FL
Morningside                        518           1973      Feb-97    3 - 40 years
  Jacksonville, FL
Mustang Creek                    1,483           1974      May-95    3 - 40 years
  Arlington, TX
Newport                          1,249           1973      Jun-97    3 - 40 years
  Plantation, FL
Palm Court                       1,463           1971      Oct-89    3 - 40 years
  Miami, FL
Park Dale Gardens                1,118           1975      Dec-91    3 - 40 years
  Dallas, TX
Prado Bay                        1,929           1966      Oct-90    3 - 40 years
  North Bay Village, FL
The Regents                      1,255           1972      Sep-95    3 - 40 years
  Jacksonville, FL
River City Landing               2,153           1965      Jun-96    3 - 40 years
  Jacksonville, FL

                                                                    SCHEDULE III

                         TARRAGON REALTY INVESTORS, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)


                                                                               COSTS (A)
                                                                             CAPITALIZED          GROSS CARRYING AMOUNTS
                                                   INITIAL COST TO COMPANY    SUBSEQUENT             AT END OF YEAR
                                                   -----------------------  TO ACQUISITION  --------------------------------
                                                            BUILDINGS AND   --------------            BUILDINGS AND
        DESCRIPTION                 ENCUMBRANCES   LAND      IMPROVEMENTS    IMPROVEMENTS    LAND     IMPROVEMENTS    TOTAL
----------------------------        ------------   -----    --------------  --------------  -----     -------------   ------
PROPERTIES HELD FOR
INVESTMENT

Apartments (Continued)

Southern Elms                          $ 1,713     $ 304       $1,216          $ 215        $ 304        $1,431       $1,735
  Tulsa, OK
Summit on the Lake                       4,533       895        3,582            845          907         4,415        5,322
  Fort Worth, TX
Vintage at Fenwick Plantation (B)           --     2,014          457            344        2,014           801        2,815
  John's Island, SC
Vintage at Lake Lotta                   14,000     2,013          701         14,908        2,030        15,592       17,622
  Ocoee, FL
Vintage at Legacy                       21,825     4,545            -         24,219        2,585        26,179       28,764
  Frisco, TX
Vintage at Madison Crossing   (B)        4,726       522          245          6,270          522         6,515        7,037
  Huntsville, AL
Vintage at Plantation Bay               13,385     2,231           64         12,801        2,231        12,865       15,096
  Jacksonville, FL
Vintage at Tampa Palms                  19,216     4,180           17         18,536        4,180        18,553       22,733
  Tampa, FL
Vintage on the Green                    21,874     3,933       10,469         16,997        3,933        27,466       31,399
  Orlando, FL
Vistas at Lake Worth                     9,345       752           92         15,947          752        16,039       16,791
  Fort Worth, TX
Woodcreek                                8,603       472        4,977          2,303          451         7,301        7,752
  Jacksonville, FL

Office Buildings

1505 Highway 6                              --       720        2,877            254          720         3,131        3,851
  Houston, TX
Emerson Center                (C)        7,653       131        8,781            394        1,048         8,258        9,306
  Atlanta, GA
NW O'Hare                                1,850     1,990        7,965          (1,763)      1,104         7,088        8,192
  Des Plaines, IL
Orlando Central Park                     6,492     1,888        7,605            481        1,888         8,086        9,974
  Orlando, FL
Park 20 West                             1,717       688        2,754            119          688         2,873        3,561
  Tallahassee, FL


                                                                             LIFE OF WHICH
                                                                             DEPRECIATION
                                                                               IN LATEST
                                                                             STATEMENT OF
                                     ACCUMULATED       DATE OF       DATE      OPERATIONS
      DESCRIPTION                    DEPRECIATION    CONSTRUCTION  ACQUIRED   IS COMPUTED
-----------------------              ------------    ------------  --------   ------------
PROPERTIES HELD FOR
INVESTMENT

Apartments (Continued)

Southern Elms                             $ 190           1968      Nov-98    3 - 40 years
  Tulsa, OK
Summit on the Lake                        1,178           1986      Mar-94    3 - 40 years
  Fort Worth, TX
Vintage at Fenwick Plantation (B)             -         Underway    Dec-01         -
  John's Island, SC
Vintage at Lake Lotta                       248           2001      Feb-00    3 - 40 years
  Ocoee, FL
Vintage at Legacy                         1,156           1999      May-98    3 - 40 years
  Frisco, TX
Vintage at Madison Crossing   (B)             -         Underway    Feb-00         -
  Huntsville, AL
Vintage at Plantation Bay                   244           2001      Jun-00    3 - 40 years
  Jacksonville, FL
Vintage at Tampa Palms                      359           2001      Aug-00    3 - 40 years
  Tampa, FL
Vintage on the Green                      1,064           2000      Feb-00    3 - 40 years
  Orlando, FL
Vistas at Lake Worth                      1,874           1998      Dec-94    3 - 40 years
  Fort Worth, TX
Woodcreek                                 3,527           1975      Nov-86    3 - 40 years
  Jacksonville, FL

Office Buildings

1505 Highway 6                              373           1983      Oct-98    3 - 40 years
  Houston, TX
Emerson Center                (C)         5,442           1974      Jul-86    3 - 40 years
  Atlanta, GA
NW O'Hare                                 4,325           1972      Apr-86    3 - 40 years
  Des Plaines, IL
Orlando Central Park                        682           1966      May-99    3 - 40 years
  Orlando, FL
Park 20 West                                280           1972      Nov-98    3 - 40 years
  Tallahassee, FL

                                                                    SCHEDULE III

                         TARRAGON REALTY INVESTORS, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)



                                                                               COSTS (A)
                                                                              CAPITALIZED        GROSS CARRYING AMOUNTS
                                                   INITIAL COST TO COMPANY     SUBSEQUENT            AT END OF YEAR
                                                  -------------------------  TO ACQUISITION  --------------------------------
                                                             BUILDINGS AND   --------------            BUILDINGS AND
        DESCRIPTION                 ENCUMBRANCES   LAND      IMPROVEMENTS     IMPROVEMENTS   LAND      IMPROVEMENTS    TOTAL
----------------------------        ------------  -------    --------------  --------------  -----     -------------   ------
PROPERTIES HELD FOR
INVESTMENT

Shopping Centers

Briarwest                              $1,599     $   375      $ 1,499          $ 100        $ 375        $1,599       $1,974
  Houston, TX
Emerson Center                (C)          --          --          363             18           --           381          381
  Atlanta, GA
Jackson Square                             --       1,113        4,451         (1,465)       1,113         2,986        4,099
  Jackson, MS
Lakeview Mall                              --         513        2,050            625          341         2,847        3,188
  Manitowoc, WI
Mariner Plaza                           1,673         295        1,180            198          295         1,378        1,673
  Panama City, FL
Midway Mills Crossing                   3,833         588        2,365          1,733        1,227         3,459        4,686
  Carrollton, TX
Northside Center                          974       1,591        3,712            261        1,611         3,953        5,564
  Gainesville, FL
Paramus Container Store       (B)       2,021          --        2,854          2,516           --         5,370        5,370
  Paramus, NJ
Stewart Square                          3,346         294        1,460            758          294         2,218        2,512
  Las Vegas, NV
Times Square                               --         125          499             80          125           579          704
  Lubbock, TX
University Center                       1,500         578        2,430          1,099          525         3,582        4,107
  Waco, TX

Land

820 Land                      (C)       1,950         263           --             --          263            --          263
  Fort Worth, TX
Charlotte, NC                              --         571        1,333         (1,878)          26            --           26
Dallas, TX                    (D)          --         737        3,782                         121            --          121
                                                                               (4,398)
Kansas City, MO                            --         802        1,871         (2,364)         309            --          309
Vistas Observatory            (E)          --         707           --             80          787            --          787
  Fort Worth, TX
                                    ---------     -------     --------       --------      -------      --------     --------
                                      333,362      63,319      221,509        169,433       60,579       393,682      454,261

                                                                             LIFE OF WHICH
                                                                             DEPRECIATION
                                                                               IN LATEST
                                                                             STATEMENT OF
                                     ACCUMULATED       DATE OF       DATE      OPERATIONS
      DESCRIPTION                    DEPRECIATION    CONSTRUCTION  ACQUIRED   IS COMPUTED
-----------------------              ------------    ------------  --------   ------------
PROPERTIES HELD FOR
INVESTMENT

Shopping Centers

Briarwest                                $ 157           1971       Nov-98    3 - 40 years
  Houston, TX
Emerson Center                (C)           78           1974       Jul-86    3 - 40 years
  Atlanta, GA
Jackson Square                           1,982           1970       Jan-96    3 - 40 years
  Jackson, MS
Lakeview Mall                            1,618           1968       Apr-87    3 - 40 years
  Manitowoc, WI
Mariner Plaza                              179           1968       Aug-97    3 - 40 years
  Panama City, FL
Midway Mills Crossing                    1,637           1986       Oct-91    3 - 40 years
  Carrollton, TX
Northside Center                         1,180           1977       Dec-91    3 - 40 years
  Gainesville, FL
Paramus Container Store       (B)           --         Underway     Aug-01         --
  Paramus, NJ
Stewart Square                           1,057           1971       Oct-87    3 - 40 years
  Las Vegas, NV
Times Square                               234           1985       Jul-89    3 - 40 years
  Lubbock, TX
University Center                        1,234           1959       Jul-91    3 - 40 years
  Waco, TX

Land

820 Land                      (C)           --            --        Oct-99         --
  Fort Worth, TX
Charlotte, NC                               --            --        Dec-91         --
Dallas, TX                    (D)           --            --        Jun-86         --

Kansas City, MO                             --            --        Dec-91         --
Vistas Observatory            (E)           --            --        Apr-98         --
  Fort Worth, TX
                                     ---------
                                        80,760

                                                                    SCHEDULE III

                         TARRAGON REALTY INVESTORS, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)

                                                                            COSTS (A)
                                                                           CAPITALIZED        GROSS CARRYING AMOUNTS
                                                INITIAL COST TO COMPANY    SUBSEQUENT             AT END OF YEAR
                                                -----------------------  TO ACQUISITION   -------------------------------
                                                          BUILDINGS AND  --------------           BUILDINGS AND
     DESCRIPTION                ENCUMBRANCES    LAND      IMPROVEMENTS    IMPROVEMENTS    LAND     IMPROVEMENTS     TOTAL
     -----------                ------------    ----      -------------  --------------   ----    -------------     -----

PROPERTIES HELD FOR SALE

Apartments

Bay West                            $4,465        $ 891      $3,566         $3,923        $ 891        $7,489        $8,380
  Bradenton, FL
Desert Winds                         1,165          354       1,399            925          354         2,324         2,678
   Jacksonville, FL
Palm Grove                           1,122          322       1,316            146          322         1,462         1,784
  Orlando, FL
Pinecrest                           16,940        3,612       8,427          6,202        3,612        14,629        18,241
  Ft. Lauderdale, FL
Silver Creek                         1,077          301       1,206            657          304         1,860         2,164
  Jacksonville, FL

Condominium Conversion

5600 Collins Avenue                 10,492        6,653      27,962          (1,727)      6,658        26,230        32,888
  Miami, FL


Land

820 Land, Fort Worth, TX      (C)       --        2,205          --            254         2,705         (246)        2,459
                                  --------       -------  ---------       --------       -------    ---------      --------
                                    35,261       14,338      43,876         10,380        14,846       53,748        68,594
                                  --------       -------  ---------       --------       -------    ---------      --------

                                  $368,623       $77,657  $ 265,385       $179,813       $75,425    $ 447,430      $522,855
                                  ========       =======  =========       ========       =======    =========      ========

                                                                      LIFE ON WHICH
                                                                       DEPRECIATION
                                                                        IN LATEST
                                                                       STATEMENT OF
                                 ACCUMULATED    DATE OF       DATE      OPERATIONS
     DESCRIPTION                DEPRECIATION  CONSTRUCTION   ACQUIRED   IS COMPUTED
     -----------                ------------  ------------   --------  ------------

PROPERTIES HELD FOR SALE

Apartments

Bay West                           $1,996           1974      Nov-92    3 - 40 years
  Bradenton, FL
Desert Winds                          164           1972      Jun-98    3 - 40 years
   Jacksonville, FL
Palm Grove                             76           1971      Jun-98    3 - 40 years
  Orlando, FL
Pinecrest                           4,101           1965      Jul-90    3 - 40 years
  Ft. Lauderdale, FL
Silver Creek                          137           1972      Jun-98    3 - 40 years
  Jacksonville, FL

Condominium Conversion

5600 Collins Avenue                 1,476           1997      Feb-00    3 - 40 years
  Miami, FL


Land

820 Land, Fort Worth, TX     (C)       --           --        Oct-99         --
                                  -------
                                    7,950
                                  -------

                                  $88,710
                                  =======

(A) Includes property improvements, write-downs due to permanent impairment, and amounts written off pursuant to sales of portions of certain properties.

(B)  Property was under construction at December 31, 2001.

(C)  The loans are collateralized by both portions of the properties.

(D) This property has been pledged as collateral for a $1 million line of credit.

(E) This property has been pledged as additional collateral for the $1.95 million loan which financed the acquisition of the 820 land in Ft. Worth, TX.

                                                                    SCHEDULE III
                                                                     (Continued)

                         TARRAGON REALTY INVESTORS, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                          2001            2000            1999
                                                       ----------      ----------      ----------
                                                                 (dollars in thousands)
Reconciliation of real estate

Balance at January 1, ............................     $  539,171      $  367,905      $  347,771

  Additions
     Acquisitions and improvements ...............         68,918         209,306          37,580
  Deductions
     Sales .......................................        (85,234)        (36,431)        (17,446)
     Write-down due to permanent impairment ......             --          (1,609)             --
                                                       ----------      ----------      ----------

Balance at December 31, ..........................     $  522,855      $  539,171      $  367,905
                                                       ==========      ==========      ==========

Reconciliation of accumulated depreciation

Balance at January 1, ............................     $   76,265      $   61,425      $   52,602

  Additions
     Depreciation ................................         19,599          18,083          10,645
     Acquisitions ................................             --           3,555              --
  Deductions
     Sale of real estate .........................         (7,109)         (6,774)         (1,804)
     Write-offs ..................................            (45)            (24)            (18)
                                                       ----------      ----------      ----------

Balance at December 31, ..........................     $   88,710      $   76,265      $   61,425
                                                       ==========      ==========      ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

The information required by Part III has been omitted from this report. We will file a definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report. Certain information to be included in the proxy statement is incorporated by reference into this report. Only those sections of the proxy statement which specifically address Items 10 through 13 below are incorporated by reference. Such incorporation does not include the performance graph included in the proxy statement.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference to our proxy statement to be filed with the SEC in connection with our annual meeting of stockholders to be held in June 2002.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our proxy statement to be filed with the SEC in connection with our annual meeting of stockholders to be held in June 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to our proxy statement to be filed with the SEC in connection with our annual meeting of stockholders to be held in June 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to our proxy statement to be filed with the SEC in connection with our annual meeting of stockholders to be held in June 2002.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Report:

1. Consolidated Financial Statements

Report of Independent Public Accountants - Arthur Andersen LLP

Consolidated Balance Sheets - December 31, 2001 and 2000

Consolidated Statements of Operations -
   Years Ended December 31, 2001, 2000, and 1999

Consolidated Statements of Stockholders' Equity - Years Ended December 31, 2001,
   2000, and 1999

Consolidated Statements of Cash Flows - Years Ended December 31, 2001, 2000, and
   1999

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

  3.1                 Articles of Incorporation of Tarragon Realty Investors,
                      Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K dated July 10, 1997).

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Exhibit
Number                                     Description
------                                     -----------

  3.2 Bylaws of Tarragon Realty Investors, Inc. (incorporated by reference to Exhibit 3.3 to Form 8-K dated July 10, 1997).

  4.1                 Indenture Agreement dated September 15, 1993, between
                      Vinland Property Trust and American Stock Transfer and
                      Trust Company (incorporated by reference to Exhibit 4.7 to
                      Registration Statement No. 33-66294 on Form S11).

  10.1                Limited Liability Company Agreement of Tarragon
                      Development LLC dated February 7, 2000, between Tarragon
                      Realty Investors, Inc., and The Rohdie Family LLC
                      (incorporated by reference to Exhibit 10.1 to Form 10-K for the fiscal year ended December 31, 1999).

  10.2                Employment Agreement dated February 7, 2000, between
                      Tarragon Realty Investors, Inc., and Robert C. Rohdie
                      (incorporated by reference to Exhibit 10.2 to Form 10-K for the fiscal year ended December 31, 1999).

  10.3                Employment Agreement dated September 25, 2000, between
                      Tarragon Realty Investors, Inc., and Robert P. Rothenberg
                      (incorporated by reference to Exhibit 10.7 to Form 10-K for the fiscal year ended December 31, 2000).

  21.1*               Subsidiaries of the Registrant.

  99.1*               Consolidated Financial Statements of Ansonia Apartments,
                      L.P.

  99.2*               Representations from Arthur Andersen LLP.

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

                         TARRAGON REALTY INVESTORS, INC.

Dated:     April 1, 2002                        By: /s/ William S. Friedman
      -----------------------                      -----------------------------
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

Signature                                        Capacities In Which Signed                      Date

/s/ William S. Friedman                          President, Chief Executive Officer,               April 1, 2002
---------------------------------                Director, and Chairman of the Board             -----------------
William S. Friedman                              (Principal Executive Officer)

/s/ Erin D. Pickens                              Executive Vice President and                      April 1, 2002
---------------------------------                Chief Financial Officer                         -----------------
Erin D. Pickens                                  (Principal Financial and
                                                 Accounting Officer)

/s/ Willie K. Davis                              Director                                          April 1, 2002
---------------------------------                                                                -----------------
Willie K. Davis

/s/ Lance Liebman                                Director                                          March 23, 2002
---------------------------------                                                                -----------------
Lance Liebman

/s/ Robert C. Rohdie                             Director                                          April 1, 2002
---------------------------------                                                                -----------------
Robert C. Rohdie

/s/ Robert P. Rothenberg                         Director                                          April 1, 2002
---------------------------------                                                                -----------------
Robert P. Rothenberg

/s/ Lawrence G. Schafran                         Director                                          April 1, 2002
---------------------------------                                                                -----------------
Lawrence G. Schafran

/s/ Raymond V.J. Schrag                          Director                                          April 1, 2002
---------------------------------                                                                -----------------
Raymond V. J. Schrag

/s/ Carl B. Weisbrod                             Director                                          March 21, 2002
---------------------------------                                                                -----------------
Carl B. Weisbrod

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

  3.1                 Articles of Incorporation of Tarragon Realty Investors,
                      Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K
                      July 10, 1997).

  3.2 Bylaws of Tarragon Realty Investors, Inc. (incorporated by reference to Exhibit 3.3 to Form 8-K dated July 10, 1997).

  4.1                 Indenture Agreement dated September 15, 1993, between
                      Vinland Property Trust and American Stock Transfer and
                      Trust Company (incorporated by reference to Exhibit 4.7 to
                      Registration Statement No. 33-66294 on Form S11).

  10.1                Limited Liability Company Agreement of Tarragon
                      Development LLC dated February 7, 2000, between Tarragon
                      Realty Investors, Inc., and the Rohdie Family LLC
                      (incorporated by reference to Exhibit 10.1 to Form 10-K for the fiscal year ended December 31, 1999).

  10.2                Employment Agreement dated February 7, 2000, between
                      Tarragon Realty Investors, Inc., and Robert C. Rohdie
                      (incorporated by reference to Exhibit 10.2 to Form 10-K for the fiscal year ended December 31, 1999).

  10.3                Employment Agreement dated September 25, 2000, between
                      Tarragon Realty Investors, Inc., and Robert P. Rothenberg
                      (incorporated by reference to Exhibit 10.7 to Form 10-K for the fiscal year ended December 31, 2000).

  21.1*               Subsidiaries of the Registrant.

  99.1*               Consolidated Financial Statements of Ansonia Apartments,
                      L.P.

  99.2*               Representations from Arthur Andersen LLP.

* Filed herewith