Form 10-Q
period 2002-03-31
TARRAGON REALTY INVESTORS INC
filed 2002-05-15
CIK 1038217

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended MARCH 31, 2002
                                    --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from...................to.................

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
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---


 Common Stock, $.01 per value                              8,101,821
-----------------------------                     ----------------------------
          (Class)                                 (Outstanding at May 6, 2002)

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements for the period ended March 31, 2002, have not been audited by independent certified public accountants, but, in our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of consolidated financial position, consolidated results of operations, and consolidated cash flows at the dates and for the periods indicated have been included.

                         TARRAGON REALTY INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                        March 31,     December 31,
                                                                        ---------     ------------
                                                                           2002           2001
                                                                        ---------      ---------
                             Assets
Real estate held for investment (net of accumulated
  depreciation of $87,183 in 2002 and $80,760 in 2001) ............     $ 378,713      $ 373,501
Homebuilding inventory ............................................        38,117         31,412
Assets held for sale ..............................................        10,477         31,817
Investments in and advances to partnerships .......................        41,640         31,297
Cash and cash equivalents .........................................        13,099          8,989
Restricted cash ...................................................         5,467          5,225
Goodwill ..........................................................         2,691          2,691
Other assets, net .................................................        16,986         18,838
                                                                        ---------      ---------
                                                                        $ 507,190      $ 503,770
                                                                        =========      =========
             Liabilities and Stockholders' Equity
Liabilities
Notes, debentures, and interest payable (including $13,193
  in 2002 and $11,815 in 2001 due to affiliates) ..................     $ 396,405      $ 373,035
Liabilities related to assets held for sale .......................         5,788         28,036
Other liabilities .................................................        15,160         20,352
                                                                        ---------      ---------
                                                                          417,353        421,423
Commitments and contingencies......................................
Minority interest .................................................         9,290          9,229
Stockholders' equity
Common stock, $.01 par value; authorized shares, 20,000,000;
  shares outstanding, 8,109,138 in 2002 and 8,164,175 in 2001
  (after deducting 4,264,988 shares in 2002 and 3,793,950 shares
  in 2001 held in treasury) .......................................            81             74
Special stock, $.01 par value; authorized shares, 7,500,000;
  shares outstanding, none ........................................            --             --
Preferred stock, $.01 par value; authorized shares, 2,500,000;
  shares outstanding, 570,644 in 2002 and 571,527 in 2001;
  liquidation preference, $6,848 in 2002 and $6,858 in 2001, or
  $12 per share ...................................................             6              6
Paid-in capital ...................................................       309,525        300,627
Retained deficit ..................................................      (229,065)      (227,589)
                                                                        ---------      ---------
                                                                           80,547         73,118
                                                                        ---------      ---------
                                                                        $ 507,190      $ 503,770
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

                         TARRAGON REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                            For the Three Months
                                                                               Ended March 31,
                                                                           ----------------------
                                                                             2002          2001
                                                                           --------      --------
Revenue
  Rentals ............................................................     $ 20,164      $ 20,403
  Condominium unit sales .............................................        9,244         5,767
  Interest (including $88 in 2002 from affiliates) ...................          131            33
  Management fees and other (including $190 in 2002 and $91 in
     2001 from affiliates) ...........................................          224           129
  Equity in income of partnerships ...................................        9,774           196
                                                                           --------      --------
                                                                             39,537        26,528
Expenses
  Property operations ................................................       10,543        10,372
  Costs of condominium unit sales ....................................        9,244         4,281
  Interest (including $59 in 2002 and $126 in 2001 to affiliates)  ...        6,094         7,745
  Depreciation .......................................................        4,659         4,431
  Amortization of goodwill ...........................................           --           168
  General and administrative
     Corporate .......................................................        1,963         1,928
     Property ........................................................          727           992
                                                                           --------      --------
                                                                             33,230        29,917
                                                                           --------      --------
Income (loss) before minority interest in income of
  consolidated partnership, gain on sale of real estate, gain on investments, insurance and other claims, discontinued operations, extraordinary items,
  and cumulative effect of change in accounting principle ............        6,307        (3,389)
Minority interest in income of consolidated partnership ..............         (149)         (111)
Gain on sale of real estate ..........................................           --           614
Gain on investments ..................................................           --           127
Insurance and other claims ...........................................           --           306
                                                                           --------      --------
Income (loss) from continuing operations .............................        6,158        (2,453)
Discontinued operations
  Income before gain on sale of real estate ..........................          364           341
  Gain on sale of real estate ........................................        2,267            --
Extraordinary items ..................................................         (142)         (100)
Cumulative effect of change in accounting principle ..................           --           326
                                                                           --------      --------
Net income (loss) ....................................................        8,647        (1,886)
Dividends on cumulative preferred stock ..............................         (171)         (187)
                                                                           --------      --------
Net income (loss) available to common stockholders ...................     $  8,476      $ (2,073)
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

                         TARRAGON REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                     For the Three Months
                                                                        Ended March 31,
                                                                  --------------------------
                                                                     2002            2001
                                                                  ----------      ----------
Earnings per common share
Income (loss) from continuing operations available to
  common stockholders .......................................     $      .74      $     (.32)
Discontinued operations .....................................            .32             .04
Extraordinary items .........................................           (.02)           (.01)
Cumulative effect of change in accounting principle .........             --             .04
                                                                  ----------      ----------
Net income (loss) available to common stockholders ..........     $     1.04      $     (.25)
                                                                  ==========      ==========

Weighted average shares of common stock used in computing
  earnings per share ........................................      8,147,718       8,284,121
                                                                  ==========      ==========

Earnings per common share - assuming dilution
Income (loss) from continuing operations available to
   common stockholders ......................................     $      .70      $     (.32)
Discontinued operations .....................................            .31             .04
Extraordinary items .........................................           (.02)           (.01)
Cumulative effect of change in accounting principle .........             --             .04
                                                                  ----------      ----------
Net income (loss) available to common stockholders ..........     $      .99      $     (.25)
                                                                  ==========      ==========

Weighted average shares of common shares used in computing
  earnings per share - assuming dilution ....................      8,567,916       8,284,121
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

                         TARRAGON REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                         For the Three Months
                                                                             Ended March 31,
                                                                        ----------------------
                                                                          2002          2001
                                                                        --------      --------
Cash Flows from Operating Activities
    Net income (loss) .............................................     $  8,647      $ (1,886)
    Adjustments to reconcile net (loss) to net cash provided by operating activities:
      Cumulative effect of change in accounting principle .........           --          (326)
      Extraordinary items of unconsolidated partnerships ..........          142           100
      Insurance and other claims ..................................           --          (306)
      Gain on investments .........................................           --          (127)
      Gain on sale of real estate .................................       (2,267)         (614)
      Minority interest in income of consolidated partnership .....          149           111
      Depreciation and amortization ...............................        5,377         5,326
      Equity in income of partnerships ............................       (9,774)         (196)
      (Increase) decrease in condominium development costs ........        7,461           (54)
      Changes in other assets and liabilities, net of effects of noncash investing and financing activities:
        (Increase) decrease in interest receivable ................            3            (3)
        Decrease in other assets ..................................          713           109
        (Decrease) in other liabilities ...........................       (4,599)       (1,319)
        Increase (decrease) in interest payable ...................         (285)           55
                                                                        --------      --------
         Net cash provided by operating activities ................        5,567           870

Cash Flows from Investing Activities
  Acquisition of real estate ......................................           --          (974)
  Acquisition of Accord Properties Associates, LLC ................           --          (300)
  Proceeds from the sale of real estate ...........................        3,005         1,857
  Real estate development costs and improvements ..................       (8,999)      (18,868)
  Earnest money deposits paid, net ................................         (503)       (1,030)
  Note receivable collections .....................................          339           214
  Distribution from partnerships' investing activities ............        8,451            --
  Net contributions and advances to partnerships ..................       (7,834)       (1,418)
  Distribution to minority partner of consolidated partnership ....          (88)          (50)
                                                                        --------      --------
     Net cash (used in) investing activities ......................       (5,629)      (20,569)


                 The accompanying notes are an integral part of
                    these Consolidated Financial Statements.

                         TARRAGON REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in thousands)
                                   (Unaudited)

                                                                For the Three Months
                                                                   Ended March 31,
                                                               ----------------------
                                                                 2002          2001
                                                               --------      --------
Cash Flows from Financing Activities
  Proceeds from borrowings ...............................     $ 44,471      $ 18,611
  Payments of mortgage notes payable .....................      (39,902)       (4,369)
  Advances from affiliates, net ..........................        1,378         1,626
  Margin account repayments, net .........................           --          (268)
  Replacement escrow receipts (deposits), net ............         (522)          230
  Distributions from partnerships' financing activities ..           --         2,664
  Repurchase of shares of common stock ...................       (1,316)       (1,041)
  Proceeds from the exercise of stock options ............          277            20
  Retirement of preferred stock ..........................          (10)          (45)
  Dividends to preferred stockholders ....................         (204)           --
                                                               --------      --------
    Net cash provided by financing activities ............        4,172        17,428
                                                               --------      --------

Net increase (decrease) in cash and cash equivalents .....        4,110        (2,271)
Cash and cash equivalents, beginning of period ...........        8,989         4,141
                                                               --------      --------
Cash and cash equivalents, end of period .................     $ 13,099      $  1,870
                                                               ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid ............................................     $  5,865      $  7,361
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

                         TARRAGON REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in thousands)
                                   (Unaudited)

                                                                              For the Three Months
                                                                                 Ended March 31,
                                                                              --------------------
                                                                               2002         2001
                                                                              -------      -------
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Changes in assets and liabilities in connection with the purchase of real estate:
    Real estate .........................................................     $    --      $ 7,700
    Restricted cash .....................................................          --           54
    Other assets ........................................................          --          120
    Notes and interest payable ..........................................          --       (6,770)
    Other liabilities ...................................................          --         (130)
                                                                              -------      -------
      Cash paid .........................................................     $    --      $   974
                                                                              =======      =======

Assets written off and liabilities released in connection with the disposition of real estate:
     Real estate ........................................................     $ 2,676      $ 4,271
     Allowance for estimated losses .....................................          --          (71)
     Other assets .......................................................          (3)         (24)
     Notes and interest payable .........................................      (1,897)      (2,920)
     Other liabilities ..................................................         (38)         (13)
     Gain on sale .......................................................       2,267          614
                                                                              -------      -------
       Cash received ....................................................     $ 3,005      $ 1,857
                                                                              =======      =======


                 The accompanying notes are an integral part of
                    these Consolidated Financial Statements.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States
(GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2001. Dollar amounts in tables are in thousands. Certain 2001 balances have been reclassified to conform to the 2002 presentation.

NOTE 2. REAL ESTATE

In March 2002, we sold Collegewood Apartments for $5.2 million, receiving net cash proceeds of $3 million after payoff of the mortgage and closing costs. We recognized a gain on the sale of $2.3 million.

During the three month period ended March 31, 2002, we sold 37 condominium units for an aggregate sale price of $9.2 million. After closing costs and release payments on the mortgage, we received net cash proceeds of $2.2 million.

NOTE 3. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

Investments in and advances to partnerships, accounted for using the equity method, consisted of the following at March 31, 2002:

801 Pennsylvania Avenue ..............     $     --
Ansonia Apartments, L.P ..............        2,709
Ansonia Liberty, L.L.C ...............          739
Antelope Pines Estates, L.P ..........          (69)
Calistoga Ranch Owners, L.L.C ........           --
Danforth Apartment Owners, L.L.C .....          410
Guardian-Jupiter Partners, Ltd .......        4,113
Lake Sherwood Partners, L.L.C ........          513
Larchmont Associates, L.P ............        2,067
Merritt 8 Acquisitions, L.L.C ........        2,516
Merritt Stratford, L.L.C .............          519
One Las Olas, Ltd ....................       17,403
East Las Olas, Ltd ...................        4,116
Sacramento Nine ......................          502
Stone Creek Associates I, L.L.C ......          739
Summit/Tarragon Murfreesboro, L.L.C ..        1,484
Tarragon Savannah I & II, L.L.C ......        3,300
Vineyard at Eagle Harbor, L.L.C ......          695
Woodcreek Garden Apartments, L.P .....         (116)
                                           --------
                                           $ 41,640
                                           ========

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

In February 2002, Ansonia sold Meriden East, a 66-unit apartment community, for $3.2 million and recognized a gain of $1.1 million, of which Tarragon's proportionate share was $785,000. Net cash proceeds of $720,000 were distributed to the partners, with Tarragon receiving $504,000. In addition, four of Ansonia's apartment communities with 361 units are held for sale. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which Tarragon adopted on January 1, 2002 (see NOTE 9. ASSETS HELD FOR SALE), the operations of these five properties, as well as the gain on sale, are shown as discontinued operations in the following summarized financial data.

In February 2002, Devonshire sold its only property, Villages at Gateway, a 768-unit apartment community, for $33.2 million and recognized a gain of $25.2 million. Net cash proceeds of $8.35 million were distributed to the partners, with Tarragon receiving $8 million. In accordance with SFAS No. 144, the operations of this property and the gain on sale are shown as discontinued operations in the following summarized financial data.

In March 2002, Tarragon Savannah I & II placed a supplemental mortgage of $250,000 on the first phase of Links at Georgetown and replaced the construction loan on the second phase with a permanent mortgage of $5.5 million. Payoff of the construction loan and closing costs of the new loans required cash of $732,000 which was advanced by Tarragon.

In March 2002, One Las Olas arranged an $85 million construction loan. Tarragon advanced $1.6 million for loan closing costs.

Tarragon formed a new joint venture, East Las Olas, with our partner in One Las Olas in March 2002. Tarragon contributed $4.1 million to East Las Olas in connection with its purchase of approximately one acre of land adjacent to the Las Olas River House condominium development. East Las Olas plans to build a second phase of this project on the land. Tarragon has a 70% interest in East Las Olas, and its investment will be repaid from sales of the planned future development or from sale of the land.

Below are summarized financial data for Ansonia, Devonshire, and all other partnerships as of and for the three months ended March 31, 2002 (unaudited):

March 31, 2002
                                                                                                                All
                                                      Ansonia           Devonshire           Other          Partnerships
                                                   -------------      -------------     -------------      -------------
Real estate                                        $      84,789      $          --     $     239,272      $     324,061
Accumulated depreciation                                  (7,440)                --           (14,509)           (21,949)
Assets held for sale(1)                                   15,754                 --                --             15,754
Other assets, net                                          3,153                 --            29,149             32,302
Notes and interest payable                               (76,325)                --          (184,580)          (260,905)
Liabilities related to assets held for sale(2)           (12,564)                --                --            (12,564)
Other liabilities                                         (2,049)                --           (21,005)           (23,054)
                                                   -------------      -------------     -------------      -------------
Partners' capital                                  $       5,318      $          --     $      48,327      $      53,645
                                                   =============      =============     =============      =============

Our proportionate share of partners' capital       $       1,674      $          --     $      35,341      $      37,015
Advances                                                   1,035                 --             3,590              4,625
                                                   -------------      -------------     -------------      -------------
Investments in and advances to partnerships        $       2,709      $          --     $      38,931      $      41,640
                                                   =============      =============     =============      =============

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 3. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS (Continued)

Three Months Ended March 31, 2002
                                                                                                                     All
                                                          Ansonia          Devonshire            Other           Partnerships
                                                       -------------      -------------      -------------      -------------
Rental revenue                                         $       4,338      $          --      $       6,543      $      10,881
Property operating expenses                                   (2,157)                --             (2,986)            (5,143)
Interest expense                                              (1,331)                --             (1,942)            (3,273)
Depreciation expense                                            (724)                --             (1,323)            (2,047)
                                                       -------------      -------------      -------------      -------------
Income from continuing operations                                126                 --                292                418
Discontinued operations
  Income before gain on sale of real estate (3)                  215                (39)                --                176
  Gain on sale of real estate                                  1,121             25,249                 --             26,370
Extraordinary items                                               --               (142)                --               (142)
                                                       -------------      -------------      -------------      -------------
Net income                                                     1,462             25,068                292             26,822
Elimination of management fees paid
  to Tarragon                                                    261                 --                 85                346
                                                       -------------      -------------      -------------      -------------
Net income before management fees paid to Tarragon
                                                       $       1,723      $      25,068      $         377      $      27,168
                                                       =============      =============      =============      =============

Equity in income of partnerships
  Income from continuing operations                    $         243      $          --      $         269      $         512
                                                       -------------      -------------      -------------      -------------
  Discontinued operations                              $         964      $       8,298      $          --      $       9,262
                                                       =============      =============      =============      =============
Our proportionate share of extraordinary items         $          --      $        (142)     $          --      $        (142)
                                                       =============      =============      =============      =============

----------
(1) Includes real estate of $16,473, accumulated depreciation of $1,102, and other assets of $383 for Ansonia.

(2) Includes notes and interest payable of $12,221 and other liabilities of $343 for Ansonia.

(3)  Includes revenue of $898 for Ansonia and $571 for Devonshire.

NOTE 4. NOTES AND INTEREST PAYABLE

In the first quarter of 2002, we obtained variable rate first mortgage financing on two apartment communities totaling $35.2 million, receiving net cash proceeds of $4.6 million after the payoff of $30 million in existing debt, funding escrows for replacements and repairs, and paying the associated closing costs.

Also during the first quarter of 2002, we received net advances totaling $1.4 million from affiliates of William S. Friedman, our President and Chief Executive Officer and Chairman of our Board of Directors, pursuant to a line of credit arrangement. Advances under the line of credit, totaling $13.2 million as of March 31, 2002, bear interest at LIBOR plus 1% per annum and mature in January 2003.

NOTE 5. EARNINGS PER COMMON SHARE

Earnings per common share have been computed based on the weighted average number of shares of common stock outstanding for the three month periods ended March 31, 2002 and 2001. The information presented for 2001 has been restated to give effect to the stock dividend declared in December 2001 and recorded in March 2002. The effect of stock options on weighted average shares of common stock outstanding - assuming dilution for the three month period ended March 31, 2001, is not reflected because their effect is anti-dilutive due to the net loss for the period.

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 5. EARNINGS PER COMMON SHARE (Continued)

                                                  For the Three Months
                                                    Ended March 31,
                                                -----------------------
                                                   2002          2001
                                                ---------     ---------
Weighted average shares of common stock
  outstanding .............................     8,147,718     8,284,121
Stock options .............................       420,198            --
                                                ---------     ---------
Weighted average shares of  common stock
  outstanding - assuming dilution .........     8,567,916     8,284,121
                                                =========     =========

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

NOTE 7. SEGMENT REPORTING

Our business is divided into three principal segments - the operation of our investment portfolio, property development, and homebuilding. The operation of our investment portfolio of stabilized apartment communities and commercial properties is the largest segment and the one whose operation most resembles that of traditional real estate investment trusts. Funds generated by the operation, sale, or refinancing of properties in the investment portfolio support our overhead and finance our development activities. The second segment is property development through which we create new investment properties, primarily multifamily apartment communities, which, upon stabilization, become part of our investment portfolio. Our activities in the third segment, homebuilding, encompass condominium conversions of existing apartment properties and the development of town homes and new, high-rise condominiums for sale to resident owners. In 2001, assets in the homebuilding group were included in our development group. In 2002, we have begun to report on the assets in the homebuilding category in a third segment because we have expanded development of housing for sale. We will reclassify properties from the development division to the investment division once they have achieved stabilized operations (as defined below). We will reclassify properties for which we have initiated renovation or reposition activities from the investment division to the development division. We will reclassify properties for which we have initiated condominium conversion activities from the investment division to the homebuilding division.

     o Development. Assets in this division are under development or in initial lease-up, under renovation or reposition, or land held for construction development or sale. Properties under reposition are receiving cosmetic and strategic improvements and management changes intended to generate materially higher rents. In 2001, this segment also included 5600 Collins Avenue, a 289-unit apartment property under renovation and sale as condominiums, and Las Olas River House in Ft. Lauderdale, a 42-story luxury condominium development. In 2002, these properties are reported in the homebuilding division.

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

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 7. SEGMENT REPORTING (Continued)

     o Homebuilding. Assets in this division comprise our homebuilding inventory and are condominium, townhouse, or patio homes under development or existing apartment properties under conversion to condominiums.

The following table summarizes apartment units and commercial square footage in the development and investment divisions. The homebuilding division includes two consolidated apartment properties with 416 units which are scheduled for renovation and sale as condominiums and a 42-story luxury condominium project under development owned through an unconsolidated joint venture.

                                                                               March 31,
                                                                        -----------------------
                                                                           2002          2001
                                                                        ---------     ---------
Apartment units:
  Consolidated or directly owned:
     Development division:
       Completed apartment units in lease-up or under renovation ..         1,261         3,039
       Apartment units under construction .........................           394           737
     Investment division ..........................................         8,088         7,053
  Unconsolidated and owned through joint ventures:
     Development division:
       Completed apartment units in lease-up or under renovation ..            --           177
       Apartment units under construction .........................         1,010           278
     Investment division ..........................................         5,215         4,495
                                                                        ---------     ---------
                                                                           15,968        15,779
                                                                        =========     =========
Commercial square footage:
  Consolidated or directly owned:
     Development division:
       Completed commercial space under renovation ................       373,131       869,070
       Commercial space under construction ........................        34,381            --
     Investment division ..........................................       762,367       601,816
  Unconsolidated and owned through joint ventures:
     Development division .........................................            --       163,986
     Investment division ..........................................       267,022       102,937
                                                                        ---------     ---------
                                                                        1,436,901     1,737,809
                                                                        =========     =========

The following tables summarize operating data through income (loss) from continuing operations and identifiable assets of our real estate and investments in partnerships for the three divisions and funds from operations for our investment division (dollars in thousands). We use funds from operations to measure the performance of our investment division. We measure the performance of our development and homebuilding divisions primarily by net profit from third party and intercompany sales. Intercompany sales for the three months ended March 31, 2002, include transfers on January 1, 2002, from the development division to the investment division of properties with 2,970 apartment units and 355,737 square feet of commercial space that were stabilized during 2001. The sale prices for these properties are their estimated fair market values as of December 31, 2001, and the cost of sales is their net carrying values as of the same date. Intercompany sales for the three months ended March 31, 2001, include transfers on January 1, 2001, from the development division to the investment division of properties with 2,172 apartment units that were stabilized during 2000. The sale prices for these properties were their estimated fair market values as of December 31, 2000, and the cost of sales is their net carrying values as of the same date. Three commercial properties with 253,460 square feet were

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 7. SEGMENT REPORTING (Continued)

targeted for reposition in 2001. The January 1, 2001, transfer of these properties from the investment division to the development division is shown as an intercompany sale in the operating data for the three months ended March 31, 2001. The gain to the investment division is the excess of the properties' aggregate estimated fair market values over their aggregate net carrying values as of December 31, 2000. Gains on transfers of assets between segments do not represent gains recognizable in accordance with GAAP and, accordingly, are eliminated for purposes of consolidated reporting.

                                                                    For the Three Months Ended March 31, 2002
                                                     ----------------------------------------------------------------------
                                                                                     Home-
                                                     Investment     Development     building     Eliminations       Total
                                                     ----------     -----------     --------     ------------     ---------
Rental revenue:
  Consolidated properties .......................     $  16,344      $   2,881      $     939      $      --      $  20,164
  Unconsolidated properties .....................        10,777            104             --             --         10,881
                                                      ---------      ---------      ---------      ---------      ---------
      Total rental revenue ......................        27,121          2,985            939             --         31,045
  Sales of apartment development and condo-
      minium unit inventory
      Consolidated properties
         Sales to third parties .................            --             --          9,244             --          9,244
         Intercompany sales .....................            --        111,830             --       (111,830)            --
      Unconsolidated properties
         Intercompany sales .....................            --        118,850             --       (118,850)            --
                                                      ---------      ---------      ---------      ---------      ---------
                                                         27,121        233,665         10,183       (230,680)        40,289

  Property operating expenses
      Consolidated properties ...................         8,200          1,923            420             --         10,543
      Unconsolidated properties .................         5,096             47             --             --          5,143
  Costs of sales of apartment development and
      condominium unit inventory
      Consolidated properties
         Sales to third parties .................            --             --          9,244             --          9,244
         Intercompany sales .....................            --         99,577             --        (99,577)            --
      Unconsolidated properties
         Intercompany sales .....................            --         89,628             --        (89,628)            --
                                                      ---------      ---------      ---------      ---------      ---------
                                                         13,296        191,175          9,664       (189,205)        24,930
                                                      ---------      ---------      ---------      ---------      ---------

Net operating income ............................        13,825         42,490            519        (41,475)        15,359

    Interest expense
      Consolidated properties ...................         4,716            885            493             --          6,094
      Unconsolidated properties .................         3,244             29             --             --          3,273
                                                      ---------      ---------      ---------      ---------      ---------

    Property level income before depreciation ...         5,865         41,576             26        (41,475)         5,992

    Allocated general and administrative
       expenses and other corporate items .......        (1,223)        (1,064)          (197)            --         (2,484)
                                                      ---------      ---------      ---------      ---------      ---------

Income before depreciation and gain on sale of
  real estate ...................................         4,642         40,512           (171)       (41,475)         3,508
                                                      ---------      ---------      ---------      ---------      ---------

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 7. SEGMENT REPORTING (Continued)

                                                                  For the Three Months Ended March 31, 2002
                                                     ------------------------------------------------------------------
                                                                                   Home-
                                                     Investment     Development   building     Eliminations     Total
                                                     ----------     -----------   --------     ------------   ---------
    Depreciation
       Consolidated properties ..................     $ (3,824)     $   (835)     $     --      $     --      $ (4,659)
       Unconsolidated properties ................       (1,992)          (55)           --            --        (2,047)
    Discontinued operations of unconsolidated
       partnerships
       Income before gain on sale of real
          estate ................................          176            --            --            --           176
       Gain on sale of real estate, net of income
          previously recognized by Tarragon .....       10,113            --            --            --        10,113
    Elimination of management fees paid to
       Tarragon .................................          346            --            --            --           346
    Outside partners' interests in unconsolidated
       partnerships .............................       (1,289)           10            --            --        (1,279)
    Outside partners' interests in intercompany
       sales of unconsolidated partnerships .....           --        (2,754)           --         2,754            --
                                                      --------      --------      --------      --------      --------
Income from continuing operations ...............     $  8,172      $ 36,878      $   (171)     $(38,721)     $  6,158
                                                      ========      ========      ========      ========      ========


                                                                   For the Three Months Ended March 31, 2001
                                                     --------------------------------------------------------------------
                                                                                   Home-
                                                     Investment     Development   building     Eliminations       Total
                                                     ----------     -----------   --------     ------------     ---------
Rental revenue:
  Consolidated properties .......................     $  13,175     $   7,228     $      --      $      --      $  20,403
  Unconsolidated properties .....................         6,446         1,624            --             --          8,070
                                                      ---------     ---------     ---------      ---------      ---------
      Total rental revenue ......................        19,621         8,852            --             --         28,473
  Sales of apartment development and condo-
      minium unit inventory
      Consolidated properties
         Sales to third parties .................            --         5,767            --             --          5,767
         Intercompany sales .....................            --        18,750            --        (18,750)            --
      Unconsolidated properties
         Intercompany sales .....................            --        89,400            --        (89,400)            --
                                                      ---------     ---------     ---------      ---------      ---------
                                                         19,621       122,769            --       (108,150)        34,240

  Property operating expenses
      Consolidated properties ...................         6,778         3,594            --             --         10,372
      Unconsolidated properties .................         3,255           888            --             --          4,143
  Costs of sales of apartment development and
      condominium unit inventory
      Consolidated properties
         Sales to third parties .................            --         4,281            --             --          4,281
         Intercompany sales .....................            --        17,785            --        (17,785)            --
      Unconsolidated properties
         Intercompany sales .....................            --        74,119            --        (74,119)            --
                                                      ---------     ---------     ---------      ---------      ---------
                                                         10,033       100,667            --        (91,904)        18,796
                                                      ---------     ---------     ---------      ---------      ---------

Net operating income ............................         9,588        22,102            --        (16,246)        15,444
                                                      ---------     ---------     ---------      ---------      ---------

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 7. SEGMENT REPORTING (Continued)

                                                                For the Three Months Ended March 31, 2001
                                                     -----------------------------------------------------------------
                                                                                   Home-
                                                     Investment    Development    building    Eliminations     Total
                                                     ----------    -----------    --------    ------------   ---------
    Interest expense
      Consolidated properties ...................     $  4,400      $  3,345      $     --     $     --      $  7,745
      Unconsolidated properties .................        1,848           666            --           --         2,514
                                                      --------      --------      --------     --------      --------

    Property level income before depreciation ...        3,340        18,091            --      (16,246)        5,185

    Allocated general and administrative
       expenses and other corporate items .......       (1,302)       (1,302)           --           --        (2,604)
                                                      --------      --------      --------     --------      --------

Income before depreciation and gain on sale of
  real estate ...................................        2,038        16,789            --      (16,246)        2,581

    Depreciation
       Consolidated properties ..................       (2,544)       (1,887)           --           --        (4,431)
       Unconsolidated properties ................       (1,085)         (182)           --           --        (1,267)
    Gain on sale of real estate
       Consolidated properties
          Sale to third parties .................          557            57            --           --           614
          Intercompany sales ....................          808            --            --         (808)           --
    Discontinued operations of unconsolidated
       partnerships .............................          (44)           --            --           --           (44)
    Elimination of management fees paid
       to Tarragon ..............................          250            35            --           --           285
    Outside partners' interests in unconsolidated
       partnerships .............................         (167)          (24)           --           --          (191)
    Outside partners' interests in intercompany
       sales of unconsolidated partnerships .....           --        (4,041)           --        4,041            --
                                                      --------      --------      --------     --------      --------
Income (loss) from continuing operations ........     $   (187)     $ 10,747      $     --     $(13,013)     $ (2,453)
                                                      ========      ========      ========     ========      ========

                                                                                       For the Three Months Ended
                                                                                               March 31,
                                                                                       --------------------------
                                                                                         2002              2001
                                                                                       --------          --------
Reconciliation of revenues per operating data table to total revenues per accompanying Consolidated Statements of Operations:
  Total revenues per operating data table ........................................     $ 40,289          $ 34,240
  Less expenses related to unconsolidated partnerships:
     Property operating expenses .................................................       (5,143)           (4,143)
     Interest expense ............................................................       (3,273)           (2,514)
     Depreciation expense ........................................................       (2,047)           (1,267)
  Discontinued operations for unconsolidated partnerships ........................       10,289               (44)
  Elimination of management fees paid to Tarragon ................................          346               285
  Outside partners' interests in unconsolidated partnerships .....................       (1,279)             (191)
  Interest, management fee, and other revenue presented with allocated general and
       administrative expenses and other corporate items .........................          355               162
                                                                                       --------          --------
  Total revenues per accompanying Consolidated Statements of Operations ..........     $ 39,537          $ 26,528
                                                                                       ========          ========

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 7. SEGMENT REPORTING (Continued)

                                                                             For the Three Months Ended
                                                                                      March 31,
                                                                             --------------------------
                                                                              2002              2001
                                                                             -------           -------
Funds from operations - Investment Division(1):
  Same store stabilized properties .....................................     $ 3,651           $ 2,811
  Properties stabilized during 2001 ....................................       1,871                --
  Property acquired after March 31, 2001 ...............................         122                --
  Unconsolidated properties sold in 2002 ...............................         (15)              (29)
  Property targeted for condominium conversion in 2002 .................          --               194
  Properties sold in 2001 ..............................................          --                83
  Discontinued operations ..............................................         431               362
                                                                             -------           -------
                                                                               6,060             3,421
  Allocation of corporate interest expense .............................        (341)             (152)
  Allocation of general and administrative expenses and other corporate
     items .............................................................      (1,223)           (1,455)
                                                                             -------           -------
                                                                             $ 4,496           $ 1,814
                                                                             =======           =======

Reconciliation of funds from operations to income (loss) from continuing operations - Investment Division:
Funds from operations ..................................................     $ 4,496           $ 1,814
  Discontinued operations ..............................................        (431)             (362)
  Depreciation and amortization of real estate assets ..................      (3,865)           (2,576)
  Depreciation and amortization of real estate assets of partnerships ..      (1,321)             (806)
  Distributions from partnerships in excess of investments in the
     partnerships(2) ...................................................       8,508               225
  Gain on sale of real estate to third parties .........................          --               557
  Gain on intercompany sale of real estate .............................          --               808
  Gain on sale of real estate of unconsolidated partnership ............         785                --
  Insurance and other claims ...........................................          --               153
                                                                             -------           -------
Income (loss) from continuing operations ...............................     $ 8,172           $  (187)
                                                                             =======           =======

----------
(1) Tarragon considers funds from operations ("FFO") to be an appropriate measure of the performance of our investment portfolio but not of our other assets. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), equals net income (loss), computed in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. Effective January 1, 2002, NAREIT clarified that FFO related to assets held for sale, sold, or otherwise transferred and included in results of discontinued operations should continue to be included in consolidated FFO. FFO reported above has been computed in accordance with this clarification. We believe that a clear understanding of the operating results of our investment portfolio requires examining FFO along with net income (loss) as shown in the Consolidated Financial Statements and Notes. FFO does not represent cash generated from operating activities in accordance with GAAP and is not an alternative to net income as an indication of our operating performance or to cash flow as a measure of liquidity, nor is it necessarily indicative of cash available to fund cash needs and cash dividends. Our calculation of FFO may be different from the methods used by other companies and, therefore, may not be comparable to other companies.

(2) These amounts relate to distributions of financing or sale proceeds in excess of our investments in Devonshire Apartment Owners, LLC, Antelope Pines Estates, L.P., and Woodcreek Garden Apartments, L.P.

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 7. SEGMENT REPORTING (Continued)

                                                         March 31,
                                                   ---------------------
                                                     2002         2001
                                                   --------     --------
Identifiable assets:
  Real estate net of accumulated depreciation:
     Investment ..............................     $282,107     $208,179
     Development .............................      105,430      274,220
     Homebuilding ............................       38,117           --
                                                   --------     --------
                                                   $425,654     $482,399
                                                   ========     ========
  Investments in and advances to partnerships:
     Investment ..............................     $ 13,492     $ 13,889
     Development .............................        6,629       14,554
     Homebuilding ............................       21,519           --
                                                   --------     --------
                                                   $ 41,640     $ 28,443
                                                   ========     ========

NOTE 8. GOODWILL

Goodwill was recorded in connection with the acquisitions of Tarragon Realty Advisors and Accord Properties Associates and, until December 31, 2001, was amortized on the straight-line method. We adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized as expenses of operations but rather carried on the balance sheet as permanent assets. These assets are subject to at least annual assessment for impairment by applying a fair-value-based test.

Following is a presentation of net income (loss), earnings per common share, and earnings per common share - assuming dilution adjusted to exclude amortization expense related to goodwill and intangible assets that are no longer being amortized.

                                                      For the Three Months Ended
                                                               March 31,
                                                      --------------------------
                                                        2002              2001
                                                      -------           -------
Net income (loss) ...............................     $ 8,647           $(1,886)
Add back amortization expense:
   Goodwill .....................................          --               168
   Intangible assets ............................          --                41
                                                      -------           -------
Net income (loss), excluding amortization expense     $ 8,647           $(1,677)
                                                      =======           =======

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 8. GOODWILL (Continued)

                                                                    For the Three Months Ended
                                                                             March 31,
                                                                    --------------------------
                                                                      2002              2001
                                                                    --------          --------
Earnings per common share
  Net income (loss) available to common stockholders ..........     $   1.04          $   (.25)
     Amortization of goodwill .................................           --               .02
     Amortization of intangible assets ........................           --                --
                                                                    --------          --------
  Net income (loss) available to common stockholders, excluding
     amortization expense .....................................     $   1.04          $   (.23)
                                                                    ========          ========

Earnings per common share - assuming dilution
  Net income (loss) available to common stockholders ..........     $    .99          $   (.25)
     Amortization of goodwill .................................           --               .02
     Amortization of intangible assets ........................           --                --
                                                                    --------          --------
  Net income (loss) available to common stockholders, excluding
     amortization expense .....................................     $    .99          $   (.23)
                                                                    ========          ========

NOTE 9. ASSETS HELD FOR SALE

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which, among other things, requires operating results for assets held for sale or sold to be presented as discontinued operations for current and all prior years presented. SFAS No. 144 also changes the rules for impairment testing of real estate held for investment by requiring the use of a probability weighted approach to determine the holding period for purposes of estimating undiscounted cash flows. We adopted this statement effective January 1, 2002. The adoption had no effect on our reported net income (loss).

Assets held for sale and liabilities related to assets held for sale in the accompanying Consolidated Balance Sheets include the following:

                                                                            March 31,     December 31,
                                                                            ----------    ------------
                                                                               2002           2001
                                                                            ----------     ----------
Real estate (net of accumulated depreciation of $377 in 2002 and $6,474
  in 2001) ............................................................     $    8,824     $   29,232
Restricted cash .......................................................          1,443          1,550
Other assets, net .....................................................            210          1,035
                                                                            ----------     ----------
                                                                            $   10,477     $   31,817
                                                                            ==========     ==========

Notes and interest payable ............................................     $    5,317     $   26,921
Other liabilities .....................................................            471          1,115
                                                                            ----------     ----------
                                                                            $    5,788     $   28,036
                                                                            ==========     ==========

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 9. ASSETS HELD FOR SALE (Continued)

In January 2002, one property with a net carrying value of $14.1 million was reclassified to homebuilding inventory when we began its conversion to condominiums. Also in January 2002, we reclassified a property with a net carrying value of $6.3 million to the held for investment category when our contract of sale was terminated. The estimated fair values of these properties exceeded their net carrying values at the date of reclassification, so no loss was incurred upon their reclassification.

Real estate held for sale at March 31, 2002, includes three apartment properties under contracts of sale and one land parcel we are marketing for sale. We expect the sale of one property to close in the third quarter of 2002 and the sales of the other three properties to close in the fourth quarter of 2002.

Discontinued operations for the three month periods ended March 31, 2002 and 2001, include the operations of the four properties currently held for sale and one property sold in March 2002. Total revenues for these properties for the three months ended March 31, 2002, were $992,000 and for the three months ended March 31, 2001, were $955,000. The expenses associated with the land parcel were previously reported in the development segment. The operations of the other four properties were previously reported in the investment segment.

NOTE 10.  SUBSEQUENT EVENTS

In April 2002, Ansonia Apartments, L.P., obtained new mortgage financing secured by Gull Harbor Apartments. Net cash proceeds of $389,000 were received from the new loan of $1.9 million after the payoff of existing debt of $1.4 million and closing costs. $272,000 was distributed to Tarragon.

Also in April 2002, Foxon Woods Apartments was sold for $3.7 million. Ansonia Apartments, L.P., received net cash proceeds of $968,000. Of this amount, $678,000 was distributed to Tarragon.

In May 2002, Fox Run Apartments was sold for $7.8 million. Ansonia Apartments, L.P., received net cash proceeds of $1.9 million. Of this amount, $1.3 million was distributed to Tarragon.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Please read this discussion along with the Consolidated Financial Statements and Notes included elsewhere in this report.

Liquidity and Capital Resources

Our principal sources of cash are property operations, borrowings, and proceeds from the sale of properties. We believe these sources will continue to meet our cash requirements, including debt service payments, property maintenance and improvements, development costs for properties under construction, projected purchases of existing properties, dividends on preferred stock, and planned repurchases of common stock. Although we expect these sources of cash to be sufficient to fund planned uses of cash, we make no assurance that the expected sales and refinancings of properties will be completed as planned.

In the first quarter of 2002, borrowings generated net proceeds of $13.7 million from the refinancing of mortgages on directly owned properties (after existing loan payoffs), construction loan fundings, and borrowings under line of credit facilities or other non-mortgage debt ($1.4 million of which was advanced by affiliates of William S. Friedman, President, Chief Executive Officer, and Chairman of the Board of Directors of Tarragon).

Principal payments on notes payable totaling $72.2 million come due during the remainder of 2002, including $68.2 million of balloon payments. We intend to pay off or extend the loans as they come due largely through refinancings. The condominium conversion loan on 5600 Collins, with a balance at March 31, 2002, of $3.8 million, has been paid down to $100,000 as of May 13, 2002, through release payments in connection with closing sales of condominium units. Also, we have paid off a $1 million line of credit upon its maturity. We estimate that refinancing will generate $30 million in net cash proceeds during the remainder of 2002. We believe we can arrange such new financing as may be needed to repay maturing notes.

In the first quarter of 2002, we received $3 million in net cash proceeds from the sale of an apartment property with a net carrying amount of $2.7 million after paying off a mortgage of $1.9 million. Additionally, we received distributions of $8.5 million of proceeds from the sale of two joint venture properties. We estimate proceeds from the projected sale of real estate will provide approximately $15 million during the remainder of 2002.

As of March 31, 2002, we had entered into contracts for the sale of 30% of the remaining 89 apartments at the 5600 Collins condominium conversion for a total of $7 million. During the first quarter of 2002, we closed the sale of 37 condominium units for $9.2 million. After closing costs and release payments on the mortgage, we received net cash proceeds of $2.2 million. During the first quarter of 2002, Tarragon spent $1.5 million on capital improvements and unit renovations in connection with the condominium conversion.

In the first quarter of 2002, Tarragon made capital improvements to its consolidated real estate of $9 million, (excluding expenditures at 5600 Collins discussed above). Of this amount, $4.3 million was spent on construction at our development properties. We expect to spend approximately $40.6 million on construction of three apartment communities and one retail property under development that are consolidated during the remainder of 2002, $34.3 million of which will be funded by construction loans. We plan to invest approximately $6.1 million in capital improvements to our directly owned operating properties during the remainder of 2002.

During the first quarter of 2002, Tarragon advanced $4.1 million to a new joint venture that purchased land in Fort Lauderdale, Florida, adjacent to the Las Olas River House condominium development. The joint venture plans to build a second phase of this project on the land. During the same period, Tarragon advanced $4.7 million for development costs of Las Olas River House to the joint venture that owns it.

In December 2001, the Board of Directors declared a 10% common stock dividend payable on April 26, 2002, to holders of record on April 15, 2002. This stock dividend is reflected in the March 31, 2002, financial statements.

We paid cash dividends of $171,000 to preferred stockholders in the first quarter of 2002.

The Board of Directors has authorized a common stock repurchase program. We intend to continue to repurchase shares of our common stock as long as we believe the fair market value of our net assets per share is substantially greater than the market price of our common stock. During the first quarter of 2002, Tarragon repurchased 98,777 shares of its common stock in open market and negotiated transactions at a cost of $1.3 million. Subject to market conditions, we expect to repurchase shares of our common stock in 2002 at a rate consistent with prior years. As of March 31, 2002, Tarragon had authority to repurchase an additional 858,611 common shares.

Results of Operations

The most significant factor in comparing results of operations for the three months ended March 31, 2002, to those of the corresponding period in 2001 is an increase of $9.6 million in equity in earnings of partnerships. Devonshire Apartment Owners, L.L.C., accounted for an increase of $8.1 million resulting from the sale of its only property and distribution of net proceeds to its members. Ansonia Apartments, L.P., accounted for an increase of $1.2 million, of which $785,000 resulted from recognizing our proportionate share of gain on sale of one of its properties. Since September 2001, our share in operations of Ansonia's properties has decreased by 30% because our partners exercised their option to acquire a 30% interest. Notwithstanding that decrease, our proportionate share of Ansonia's earnings in 2002, other than from the property sale, increased due to continuing improvement in operations at most of its properties. Other increases in equity in earnings of partnerships totaling $255,000 came from Antelope Pines Estates and Woodcreek Garden Apartments. The properties owned by these joint ventures were refinanced in 2001, providing net proceeds exceeding our investment. In 2002, net cash received from operation of the properties is being recognized as income.

In May 2001, we deconsolidated three properties in connection with a change in control upon forming a joint venture with Aetna Life Insurance Company. We experienced an improvement in net operating results of $138,000 associated with these properties. This amount includes decreases in consolidated net rental income (rental revenue less property operating expenses) of $1.3 million, interest expense of $1 million, and depreciation of $541,000. Additionally, we recorded losses totaling $77,000 for the three months ended March 31, 2002, representing our equity in the loss of this joint venture for the period.

We purchased two apartment communities in 2001 that contributed $171,000 to net operating results. We sold a 10% interest in one of the properties to a third party in October 2001, and, since that time, we have used the equity method of accounting to account for our interest in this property. The contribution to net operating results includes net increases in net rental income of $24,000 and depreciation of $6,000 and a net decrease in interest expense of $46,000. It also includes $107,000 representing our equity in the income of the joint venture that owns one of the properties for the three months ended March 31, 2002.

The sale of two apartment communities, two commercial properties, and a portion of another commercial property during 2001 reduced net operating results by $60,000. This decrease is comprised of decreases in net rental income of $337,000, interest expense of $237,000, and depreciation of $40,000.

The operations of four recently completed consolidated apartment communities which began operations and lease up in 2001 or 2002 reduced our net operating results by $272,000 in 2002 compared to 2001. This amount is comprised of increases in net rental income of $642,000, interest expense of $538,000, and depreciation of $376,000. As of May 6, 2002, occupancy at these properties ranged from 26% to 90%.

At March 31, 2002, Tarragon's consolidated apartment properties accounted for 87% of its real estate and included 9,765 operating units, and our consolidated operating commercial properties had an aggregate 1.1 million square feet.

The portfolio of 40 apartment properties with 8,331 units owned for all of 2002 and 2001 reported net rental income of $7.3 million, compared with $6.5 million reported in 2001. Net rental income as a percentage of rental revenue for the 8,331 units was 46.3% in 2002 compared to 44.8% in 2001. Rental revenue for the same store multifamily properties increased $1.2 million, or 8.5%, chiefly due to higher rental rates at some of the properties. Average monthly rental revenue per unit for the same store properties increased 8.4% to $633 from $584. Property operating expenses on a same store basis increased $449,000, or 5.6%, primarily due to higher property insurance costs. Average overall occupancy for apartment communities held in both years increased slightly.

For properties held in both years, interest expense decreased $862,000 primarily due to pay downs or pay offs of several mortgages and decreases in interest rates on our variable rate debt.

An increase in depreciation of $213,000 resulted from resuming depreciation of six properties reclassified from held for sale to held for investment in 2001.

Property general and administrative expenses decreased $265,000 in 2002 compared to 2001, primarily due to a change to third party property management for certain of our properties and a related reduction in property management staff in March 2001.

In March 2002, we recognized a gain of $2.3 million, presented with discontinued operations, relating to the sale of one property. During 2001, we recognized a gain of $499,000 on the sale of a portion of one property. We also recognized a previously deferred gain of $152,000 related to the sale of a property.

We recognized extraordinary expenses of $142,000 in 2002 and $100,000 in 2001 resulting from exit fees, prepayment penalties, and the write-off of deferred financing expenses associated with refinancings.

During 2002, we recognized gross revenue of $9.2 million on the sale of 37 condominium units at 5600 Collins Avenue.

Investment Division

Net rental income for consolidated properties increased $1.7 million for the three months ended March 31, 2002, compared to the same period in 2001 and for unconsolidated properties increased $2.5 million. Both of these increases were primarily due to twelve properties (seven consolidated and five unconsolidated) stabilized during 2001 and moved from the development group into the investment group in 2002. Moving these properties to the investment group also accounted for most of the increases in interest and depreciation expense for both consolidated and unconsolidated properties, although the 43 same store consolidated properties reported a decrease in interest expense of approximately $500,000 resulting from lower interest rates on variable rate debt.

Tarragon uses funds from operations ("FFO") along with net income or loss computed in accordance with accounting principles generally accepted in the United States, to measure the performance of the properties in its investment division. See NOTE 9. "ASSETS HELD FOR SALE" in the Notes to Consolidated Financial Statements for the definition of FFO. The 57 same store properties, both consolidated and unconsolidated, in the investment group reported an increase of $840,000, or 30%, in FFO for the three months ended March 31, 2002, compared to the same period in 2001. Twelve properties that were stabilized in 2001 and moved into the investment division in 2002 contributed FFO in 2002 of $1.9 million for the period. One property acquired in October 2001 contributed $122,000 to FFO for the investment division for the current period.

Development Division

Tarragon measures the performance of its development division primarily by net profit from third party and intercompany sales. Net profit from intercompany sales is the excess of the properties' estimated fair values over their net carrying values at the date they are determined to be stabilized and moved into the investment division. Gains on transfers of assets between segments do not represent gains recognizable in accordance with accounting principles generally accepted in the United States and, accordingly, are eliminated for purposes of consolidated reporting.

In the first quarter of 2002, the development division reported net profit of $38.7 million on the transfer of seven consolidated and five unconsolidated properties to the investment division upon the determination that they were stabilized. In the first quarter of 2001, the development division reported net profit of $13 million on the transfer of properties that had become stabilized (five consolidated and five unconsolidated) to the investment division.

Homebuilding Division

Tarragon also measures the performance of its homebuilding division primarily by net profit from third party and intercompany sales. Although it is our smallest division, it is expected to be our most rapidly growing division. Prior to 2002, the assets currently in our homebuilding division were reported along with the development division.

Allowance for Estimated Losses and Provisions for Losses

Tarragon periodically reviews the carrying values of properties held for sale. Generally accepted accounting principles require the carrying value of a property held for sale not to exceed the lower of its cost or its estimated fair value less costs to sell. In instances where a property's estimated fair value less costs to sell is less than its carrying value at the time of evaluation, we provide an allowance for loss by making a charge against operations. Our review of properties held for sale generally includes selective site inspections, comparing the property's current rents to market rents, reviewing the property's expenses and maintenance requirements, discussions with the property manager and, a review of the surrounding area. We may make adjustments to estimated fair value based on future reviews.

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

Investments in Joint Ventures Accounted for Using the Equity Method

Tarragon has investments in 19 partnerships or joint ventures that it does not control. The outside partners have significant participating rights, as defined by the Financial Accounting Standards Board's Emerging Issues Task Force in its 96-16 Abstract. The net effect of not consolidating these joint ventures has been to reduce consolidated total assets, total liabilities, and gross revenues and expenses but has had no effect on reported net income (loss).

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

Risks Associated with Forward-Looking Statements Included in this Form 10-Q

In addition to historical information, this Form 10-Q contains forward-looking statements. Forward-looking statements are expressions of our current beliefs and expectations, based on information currently available to us, estimates, and projections about our industry, and certain assumptions made by our management. These statements are not historical facts. We use words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions to identify our forward-looking statements.

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

At March 31, 2002, Tarragon had approximately $214 million of variable rate debt. The primary base rate is the 30-day LIBOR. Using this balance of debt, if LIBOR or any other indexes on which the rates are based increased by 100 basis points (1%), our pre-tax earnings for a three month period would decrease by approximately $509,000 (based on the current level of interest capitalized). On the other hand, if interest rates decreased by 100 basis points, our pre-tax earnings would increase by approximately $509,000. A 100 basis point change in interest rates would change our cash flows by $456,000 based on the construction loan interest reserves available.

At March 31, 2002, unconsolidated partnerships had approximately $96 million of variable rate debt. A 100 basis point increase in the index on which the rates are based would reduce our pre-tax earnings for a three month period by approximately $68,000 (based on our current operations-sharing ratios in the partnerships and the current level of interest capitalized), while a 100 basis point decrease would increase our pre-tax earnings by approximately $68,000. Assuming these partnerships distribute all of their available cash to the partners, our cash flow would be changed by $118,000.






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

                                     TARRAGON REALTY INVESTORS, INC.


Date: May 15, 2002                   By: /s/ William S. Friedman
     -----------------                  ---------------------------------------
                                         William S. Friedman
                                         President, Chief Executive
                                         Officer, Director, and Chairman of the
                                         Board of Directors





Date: May 15, 2002                   By: /s/ Erin D. Pickens
     -----------------                  ---------------------------------------
                                         Erin D. Pickens
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)