Form 10-Q
period 2002-06-30
TARRAGON REALTY INVESTORS INC
filed 2002-08-16
CIK 1038217

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2002
                                                 -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from....................to....................


                          Commission File Number 0-22999
                                                 -------

                         TARRAGON REALTY INVESTORS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Nevada                                          94-2432628
---------------------------------              ---------------------------------
 (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                       Identification No.)

                  1775 Broadway, 23rd Floor, New York, NY 10019
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (212) 949-5000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

 Common Stock, $.01 per value                                 8,023,518
-----------------------------                    -------------------------------
          (Class)                                (Outstanding at August 5, 2002)

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements for the period ended June 30, 2002, have not been audited by independent certified public accountants, but, in our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of consolidated financial position, consolidated results of operations, and consolidated cash flows at the dates and for the periods indicated have been included.

                         TARRAGON REALTY INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                          June 30,      December 31,
                                                                                        ------------    ------------
                                        Assets                                              2002            2001
                                                                                        ------------    ------------
    Real estate held for investment (net of accumulated depreciation of
      $95,076 in 2002 and $80,529 in 2001)  .........................................   $    426,432    $    370,817
    Real estate held for sale (net of accumulated depreciation of $377
      in 2002 and $6,474 in 2001)  ..................................................          8,894          29,232
    For-sale housing inventory ......................................................         33,387          31,412
    Assets held for sale ............................................................           --             2,695
    Investments in and advances to partnerships .....................................         31,124          31,297
    Cash and cash equivalents .......................................................         16,871           8,989
    Restricted cash .................................................................          9,277           6,775
    Goodwill ........................................................................          2,691           2,691
    Other assets, net (including $1,087 in 2002 due from affiliates) ................         17,232          19,862
                                                                                        ------------    ------------
                                                                                        $    545,908    $    503,770
                                                                                        ============    ============
                          Liabilities and Stockholders' Equity

    Liabilities
    Notes, debentures, and interest payable (including $11,569 in 2002
      and $11,815 in 2001 due to affiliates) ........................................   $    437,177    $    398,050
    Liabilities related to assets held for sale .....................................           --             1,958
    Other liabilities ...............................................................         15,799          21,415
                                                                                        ------------    ------------
                                                                                             452,976         421,423
    Commitments and contingencies ...................................................
    Minority interest ...............................................................         18,107           9,229
    Stockholders' equity
    Common stock, $.01 par value; authorized shares, 20,000,000; shares outstanding, 8,077,501 in 2002 and 7,427,426 in 2001 (after deducting
      3,766,451 shares in 2002 and 3,793,950 shares
      in 2001 held in treasury) .....................................................             81              74
    Special stock, $.01 par value; authorized shares, 7,500,000;
      shares outstanding, none ......................................................             --              --
    Preferred stock, $.01 par value; authorized shares, 2,500,000; shares outstanding, 570,644 in 2002 and 571,527 in 2001; liquidation preference,
      $6,848 in 2002 and $6,858 in 2001, or $12 per share ...........................              6               6
    Paid-in capital .................................................................        309,272         300,627
    Retained deficit ................................................................       (234,534)      (227, 589)
                                                                                        ------------    ------------
                                                                                              74,825          73,118
                                                                                        ------------    ------------
                                                                                        $    545,908    $    503,770
                                                                                        ============    ============


         The accompanying notes are an integral part of these Consolidated Financial Statements.

                         TARRAGON REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                         For the Three Months              For the Six Months
                                                                            Ended June 30,                   Ended June 30,
                                                                      ----------------------------    ----------------------------
                                                                          2002            2001            2002             2001
                                                                      ------------    ------------    ------------    ------------
Revenue
  Rentals .........................................................   $     22,897    $     20,538    $     43,819    $     41,697
  For-sale housing inventory sales ................................          5,932           6,788          15,176          12,555
  Interest (including $65 in the three month period and $153 in
     the six month period 2002 from  affiliates)  .................            188              44             334              77
  Management fees and other (including $86 and
     $276 in the three and six month periods ended June
     30, 2002, and $31 and $122 in the three and six month
     periods ended June 30, 2001, from affiliates)  ...............            106              32             330             161
  Equity in income of partnerships ................................            412           1,310          10,186           1,506
                                                                      ------------    ------------    ------------    ------------
                                                                            29,535          28,712          69,845          55,996
Expenses
  Property operations .............................................         11,815          10,727          22,826          21,556
  Costs of for-sale housing inventory sales (including an inventory write-down of $1,360 in the three and six month periods
     ended June 30, 2002)..........................................          7,292           4,827          16,536           9,108
  Interest (including $76 and $135 in the three and
     six month periods ended June 30, 2002, and
     $110 and $236 in the three and six month periods ended June
     30, 2001, to affiliates) .....................................          6,923           6,610          13,030          14,348
  Depreciation ....................................................          5,160           4,186           9,819           8,617
  Amortization of goodwill ........................................             --             167              --             335
  General and administrative
     Corporate ....................................................          2,195           1,807           4,158           3,735
     Property .....................................................            781           1,008           1,508           2,000
                                                                      ------------    ------------    ------------    ------------
                                                                            34,166          29,332          67,877          59,699
                                                                      ------------    ------------    ------------    ------------
Income (loss) before other items ..................................         (4,631)           (620)          1,968          (3,703)
Minority interest in income of consolidated partnerships ..........           (313)           (111)           (462)           (222)
Gain on sale of real estate .......................................             --             174              --             788
Gain (loss) on investments ........................................             --             (76)             --              51
Insurance and other claims ........................................             --              --              --             306
Litigation settlement .............................................             --           2,295              --           2,295
                                                                      ------------    ------------    ------------    ------------
Income (loss) from continuing operations ..........................         (4,944)          1,662           1,506            (485)
Discontinued operations
  Income (loss) before gain on sale of real estate ................             --             (20)             72              15
  Gain on sale of real estate .....................................             --              --           2,267              --
Extraordinary items ...............................................           (248)           (470)           (390)           (570)
Cumulative effect of change in accounting principle ...............             --              --              --             326
                                                                      ------------    ------------    ------------    ------------
Net income (loss)  ................................................         (5,192)          1,172           3,455            (714)
Dividends on cumulative preferred stock ...........................           (171)           (186)           (342)           (373)
                                                                      ------------    ------------    ------------    ------------
Net income (loss) allocable to common stockholders ................   $     (5,363)   $        986    $      3,113    $     (1,087)
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

                         TARRAGON REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                       For the Three Months               For the Six Months
                                                                          Ended June 30,                     Ended June 30,
                                                                   ------------------------------    ------------------------------
                                                                       2002             2001             2002             2001
                                                                   -------------    -------------    -------------    -------------
Earnings per common share
Income (loss) from continuing operations
  allocable to common stockholders .............................   $        (.63)   $         .18    $         .14    $        (.10)
Discontinued operations ........................................              --               --              .29               --
Extraordinary items ............................................            (.03)            (.06)            (.05)            (.07)
Cumulative effect of change in accounting
  principle ....................................................              --               --               --              .04
                                                                   -------------    -------------    -------------    -------------
Net income (loss) allocable to common
  stockholders .................................................   $        (.66)   $         .12    $         .38    $        (.13)
                                                                   =============    =============    =============    =============
Weighted average shares of common stock
  used in computing earnings per share .........................       8,095,869        8,212,199        8,121,651        8,247,961
                                                                   =============    =============    =============    =============
Earnings per common share - assuming dilution
Income (loss) from continuing operations
  allocable to common stockholders .............................   $        (.63)   $         .17    $         .13    $        (.10)
Discontinued operations ........................................              --               --              .27               --
Extraordinary items ............................................            (.03)            (.06)            (.04)            (.07)
Cumulative effect of change in accounting
  principle ....................................................              --               --               --              .04
                                                                   -------------    -------------    -------------    -------------
Net income (loss) allocable to common
  stockholders .................................................   $        (.66)   $         .11    $         .36    $        (.13)
                                                                   =============    =============    =============    =============

Weighted average shares of common stock used
  in computing earnings per share - assuming
  dilution .....................................................       8,095,869        8,601,251        8,738,876        8,247,961
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

                         TARRAGON REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                            For the Six Months
                                                                                               Ended June 30,
                                                                                         ----------------------------
                                                                                             2002            2001
                                                                                         ------------    ------------
   Cash Flows from Operating Activities
       Net income (loss) .............................................................   $      3,455    $       (714)
       Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Cumulative effect of change in accounting principle .........................             --            (326)
         Write-off of deferred borrowing costs in connection with
           refinancings ..............................................................            187             470
         Extraordinary items of unconsolidated partnerships ..........................            159             100
         Insurance and other claims ..................................................             --            (306)
         Gain on investments .........................................................             --             (51)
         Gain on sale of real estate .................................................         (2,267)           (788)
         Minority interest in income of consolidated partnership .....................            462             222
         Depreciation and amortization ...............................................         11,234          10,401
         Equity in income of partnerships ............................................        (10,186)         (1,506)
         Decrease in condominium development costs ...................................         12,284             495
         Noncash compensation related to stock options................................            144              --
         Changes in other assets and liabilities, net of effects of noncash investing and financing activities:
           (Increase) decrease in interest receivable ................................              3              (8)
           Decrease in other assets ..................................................            (92)         (2,144)
           Increase (decrease) in other liabilities ..................................         (3,940)          1,193
           Decrease in interest payable ..............................................           (213)            (13)
                                                                                         ------------    ------------
            Net cash provided by operating activities ................................         11,230           7,025

   Cash Flows from Investing Activities
     Acquisition of real estate ......................................................         (3,055)           (974)
     Acquisition of Accord Properties Associates, LLC ................................             --            (300)
     Proceeds from the sale of real estate ...........................................          3,005           2,211
     Real estate development costs and improvements ..................................        (19,481)        (32,977)
     Earnest money deposits paid, net ................................................           (650)         (1,701)
     Note receivable collections .....................................................          1,253             220
     Distribution from partnerships' investing activities ............................         10,747              --
     Net distribution from (contributions and advances to)
        partnerships .................................................................             11          (2,271)
     Distribution to minority partner of consolidated partnership ....................           (363)           (115)
                                                                                         ------------    ------------
        Net cash (used in) investing activities ......................................         (8,533)        (35,907)


         The accompanying notes are an integral part of these Consolidated Financial Statements.

                         TARRAGON REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                           For the Six Months
                                                                                             Ended June 30,
                                                                                      ----------------------------
                                                                                          2002            2001
                                                                                      ------------    ------------
Cash Flows from Financing Activities
  Proceeds from borrowings ........................................................   $     52,171    $     58,601
  Payments of mortgage notes payable ..............................................        (44,271)        (26,790)
  Advances (repayments of advances) from affiliates, net ..........................           (243)          1,578
  Margin account repayments, net ..................................................             --            (339)
  Replacement escrow receipts (deposits), net .....................................           (441)            231
  Distributions from partnerships' financing activities ...........................            239           2,664
  Repurchase of shares of common stock ............................................         (1,814)         (1,560)
  Proceeds from the exercise of stock options .....................................            297              64
  Retirement of preferred stock ...................................................            (10)            (53)
  Dividends to common stockholders accrued in prior years .........................           (400)             --
  Dividends to preferred stockholders .............................................           (343)           (186)
                                                                                      ------------    ------------
    Net cash provided by financing activities .....................................          5,185          34,210
                                                                                      ------------    ------------
Net increase in cash and cash equivalents .........................................          7,882           5,328
Cash and cash equivalents, beginning of period ....................................          8,989           4,141
                                                                                      ------------    ------------
Cash and cash equivalents, end of period ..........................................   $     16,871    $      9,469
                                                                                      ============    ============

   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Interest paid ..................................................................   $     12,058    $     13,787
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

                         TARRAGON REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                         For the Six Months
                                                                                            Ended June 30,
                                                                                     ----------------------------
                                                                                        2002             2001
                                                                                     ------------    ------------
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Changes in assets and liabilities in connection with the
  purchase of real estate:
    Real estate ..................................................................   $      3,055    $      7,700
    Restricted cash ..............................................................             --              54
    Other assets .................................................................             --             120
    Notes and interest payable ...................................................             --          (6,770)
    Other liabilities ............................................................             --            (130)
                                                                                     ------------    ------------
      Cash paid ..................................................................   $      3,055    $        974
                                                                                     ============    ============

Assets written off and liabilities released in connection with the disposition of real estate:
     Real estate .................................................................   $      2,676    $      4,451
     Allowance for estimated losses ..............................................             --             (71)
     Other assets ................................................................             (3)            (24)
     Notes and interest payable ..................................................         (1,897)         (2,920)
     Other liabilities ...........................................................            (38)            (13)
     Gain on sale ................................................................          2,267             788
                                                                                     ------------    ------------
       Cash received .............................................................   $      3,005    $      2,211
                                                                                     ============    ============

Effect on assets and liabilities of the consolidation of two properties in 2002 and the deconsolidation of three properties in 2001 in connection with changes in control:
     Real estate .................................................................   $     38,488    $    (57,722)
     Investments in and advances to partnerships .................................            207           4,793
     Cash ........................................................................             --             100
     Other assets ................................................................          1,858          (1,220)
     Notes and interest payable ..................................................        (31,672)         53,587
     Other liabilities ...........................................................           (284)            462
     Minority interest ...........................................................         (8,597)             --
                                                                                     ------------    ------------
                                                                                     $         --    $         --
                                                                                     ============    ============


         The accompanying notes are an integral part of these Consolidated Financial Statements.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for the six month period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2001. Dollar amounts in tables are in thousands. Certain 2001 balances have been reclassified to conform to the 2002 presentation.

NOTE 2. REAL ESTATE

In March 2002, we sold Collegewood Apartments for $5.2 million, receiving net cash proceeds of $3 million after payoff of the mortgage and closing costs. We recognized a gain on the sale of $2.3 million. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the operations of this property prior to its sale and the gain on sale are reported in discontinued operations in the accompanying Consolidated Statements of Operations.

In April 2002, we purchased a 19-acre tract of land in Orlando, Florida, for $2.8 million. We plan to build a 296-unit apartment community on the land at a total estimated cost of $19.7 million, of which $17.2 million will be funded by a construction loan.

In January 2002, a property with a net carrying value of $14.1 million was reclassified from real estate held for sale to for-sale housing inventory when we began its conversion to condominiums. Also in January 2002, we reclassified a property with a net carrying value of $6.3 million from real estate held for sale to the held for investment category when our contract of sale was terminated and we ceased marketing the property for sale. The estimated fair values of these properties exceeded their net carrying values at the date of reclassification, so no loss was incurred upon their reclassification.

During the six month period ended June 30, 2002, we sold 60 condominium units at 5600 Collins Avenue in Miami Beach, Florida, for an aggregate sale price of $15.2 million. After closing costs and release payments on the mortgage, we received net cash proceeds of $4.1 million. Due to an increase in estimated costs to complete the condominium conversion, we have recorded a For-sale housing inventory write-down in the second quarter of 2002 of $1.4 million.

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 3. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

Investments in and advances to partnerships, accounted for using the equity method, consisted of the following at June 30, 2002:

801 Pennsylvania Avenue .........................................................   $           1
Ansonia Apartments, L.P. ........................................................             465
Ansonia Liberty, L.L.C ..........................................................             884
Danforth Apartment Owners, L.L.C ................................................             372
Guardian-Jupiter Partners, Ltd. .................................................           4,119
Lake Sherwood Partners, L.L.C ...................................................             403
Larchmont Associates, L.P. ......................................................           2,132
Merritt 8 Acquisitions, L.L.C ...................................................           2,656
Merritt Stratford, L.L.C ........................................................             519
One Las Olas, Ltd. ..............................................................           9,014
100 East Las Olas, Ltd., and East Las Olas, Ltd. ................................           4,184
Sacramento Nine .................................................................             650
Stone Creek Associates I, L.L.C .................................................             820
Summit/Tarragon Murfreesboro, L.L.C .............................................           1,200
Tarragon Calistoga, L.L.C .......................................................             115
Tarragon Savannah I & II, L.L.C .................................................           3,076
Vineyard at Eagle Harbor, L.L.C .................................................             514
                                                                                    -------------
                                                                                    $      31,124
                                                                                    =============

We hold noncontrolling interests in each of the above partnerships or joint ventures or our outside partners have significant participating rights, as defined in the Financial Accounting Standard Board's Emerging Issues Task Force's 96-16 Abstract. Therefore, we account for our investments in these partnerships using the equity method.

In February 2002, Ansonia Apartments sold Meriden East, a 66-unit apartment community, for $3.2 million and recognized a gain of $1.1 million. In April 2002, the partnership sold Foxon Woods, a 78-unit property, for $3.7 million and recognized a gain of $669,000. In May 2002, the partnership sold Fox Run, a 172-unit property, for $7.8 million and recognized a gain of $343,000. All of these properties were held for sale at December 31, 2001. Tarragon's proportionate share of these gains was $1.5 million. Aggregate net cash proceeds of $3.9 million were distributed to the partners, with Tarragon receiving $2.8 million. In April 2002, the partnership refinanced the mortgage on Gull Harbor Apartments, receiving net cash proceeds of $341,000, of which $239,000 was distributed to Tarragon. The cash distributed to the outside partners was used to pay down their notes payable to Tarragon. The balance of these notes at June 30, 2002, was $1.4 million. Tarragon has guaranteed 50%, or $925,000, of the Gull Harbor mortgage.

In February 2002, Devonshire sold its only property, Villages at Gateway, a 768-unit apartment community, for $33.2 million and recognized a gain of $25.2 million. This property was also held for sale at December 31, 2001. Net cash proceeds of $8.35 million were distributed to the partners, with Tarragon receiving $8 million. Tarragon's share of the gain was $8.3 million, which is reduced by income recognized in 2000 resulting from distributions from Devonshire in excess of our investment.

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

In March 2002, One Las Olas closed a $90 million construction loan and a $25 million mezzanine loan on its Las Olas River House condominium project. Tarragon advanced $1.6 million for expenses and closing costs in connection with the loans. At closing, $5 million was funded under the construction loan. In June 2002, the partnership borrowed $11.3 million under the mezzanine loan and distributed $11 million to Tarragon as a partial repayment of advances. Tarragon has guaranteed the $90 million construction loan, which had a balance at June 30, 2002, of $5 million.

Tarragon formed a new joint venture, 100 East Las Olas and East Las Olas, with our partners in One Las Olas in February 2002. Tarragon contributed $4.2 million to this joint venture in connection with its purchase of approximately one acre of land adjacent to the Las Olas River House condominium development. This joint venture plans to build a second phase of the Las Olas River House project on the land. Tarragon has a 70% interest in this joint venture, and its investment will be repaid from sales of the planned future development or from sale of the land.

In April 2002, Tarragon made a contribution of $80,000 to Tarragon Calistoga, which owns a 5% interest in Calistoga Ranch Owners, in connection with its acquisition of a 25% interest in CR Tarragon Palm Springs. CR Tarragon Palm Springs will develop a golf course and club house, hotel, fractional ownership units, whole ownership condominium units, and single family detached residences and lots on 891.9 acres to be acquired in Palm Springs, California. Tarragon Calistoga has agreed to make contributions of up to $1 million, of which Tarragon Realty Investors has committed to fund $800,000.

The accompanying Consolidated Financial Statements as of June 30, 2002, and for the three months then ended reflect two partnerships, Antelope Pines Estates, L.P., and Woodcreek Garden Apartments, L.P., on the consolidation method of accounting because we now have a controlling interest in each. Total assets of these partnerships were approximately $40 million at June 30, 2002.

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 3. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS (Continued)

Below are summarized financial data for Ansonia, Devonshire, and all other partnerships as of and for the six months ended June 30, 2002 (unaudited):

    June 30, 2002
                                                                                                                        All
                                                                 Ansonia          Devonshire         Other          Partnerships
                                                              --------------    --------------   --------------    --------------
    Real estate ............................................  $       91,107    $           --   $      234,595    $      325,702
    Accumulated depreciation ...............................          (9,098)               --          (12,968)          (22,066)
    Other assets, net ......................................           3,468                --           25,635            29,103
    Notes and interest payable .............................         (81,189)               --         (183,349)         (264,538)
    Other liabilities ......................................          (2,053)               --          (25,283)          (27,336)
                                                              --------------    --------------   --------------    --------------
    Partners' capital ......................................  $        2,235    $           --   $       38,630    $       40,865
                                                              ==============    ==============   ==============    ==============

    Our proportionate share of partners' capital ...........  $         (281)   $           --   $       33,126    $       32,845
    Advances ...............................................             746                --           (2,467)           (1,721)
                                                              --------------    --------------   --------------    --------------
    Investments in and advances to partnerships ............  $          465    $           --   $       30,659    $       31,124
                                                              ==============    ==============   ==============    ==============


    Six Months Ended June 30, 2002
                                                                                                                       All
                                                                  Ansonia        Devonshire          Other         Partnerships
                                                               -------------    -------------    -------------    -------------
    Rental revenue .........................................   $      10,321    $         577    $      12,149    $      23,047
    Property operating expenses ............................          (5,036)            (466)          (5,641)         (11,143)
    Interest expense .......................................          (3,026)            (206)          (3,617)          (6,849)
    Depreciation expense ...................................          (2,128)              --           (2,515)          (4,643)
                                                               -------------    -------------    -------------    -------------
    Income (loss) before gain on sale of real estate and
      extraordinary items ..................................             131              (95)             376              412
    Gain on sale of real estate ............................           2,133           25,249               --           27,382
                                                               -------------    -------------    -------------    -------------
    Income from continuing operations ......................           2,264           25,154              376           27,794
    Extraordinary items ....................................             (24)            (142)              --             (166)
                                                               -------------    -------------    -------------    -------------
    Net income .............................................           2,240           25,012              376           27,628
    Elimination of management fees paid
      to Tarragon ..........................................             512               --              176              688
                                                               -------------    -------------    -------------    -------------
    Net income before management fees paid to Tarragon
                                                               $       2,752    $      25,012    $         552    $      28,316
                                                               =============    =============    =============    =============

    Equity in income of partnerships .......................   $       1,942    $       8,245    $          (1)   $      10,186
                                                               =============    =============    =============    =============
    Our proportionate share of extraordinary items .........   $         (17)   $        (142)   $          --    $        (159)
                                                               =============    =============    =============    =============

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 4. NOTES AND INTEREST PAYABLE

In the first half of 2002, we obtained variable rate first mortgage financing on three apartment communities totaling $43.4 million, receiving net cash proceeds of $8.2 million after the payoff of $34 million in existing debt, funding escrows for taxes, insurance, replacements, and repairs, and paying the associated closing costs.

In connection with one of the financings, we purchased an interest rate cap (as required by the lender) with a notional value of $8.3 million that caps the 30-day LIBOR at 5.72% and matures in May 2005. In accordance with SFAS 133, the $79,000 cost of the cap was recorded as an asset, and the carrying value of the cap has been reduced to its fair value at June 30, 2002, with a charge of $20,000 to interest expense.

In connection with the 2001 refinancing of the mortgage debt of Antelope Pines and Woodcreek Garden, we purchased interest rate caps on each property as required by the lenders. The cap purchased for Antelope Pines for $74,000 has a notional value of $11.7 million, caps the Bond Market Association Municipal Swap Index (the "BMA Index") at 6.34%, and matures in November 2006. The cap purchased for Woodcreek Garden for $89,000 has a notional value of $13.3 million, caps the BMA Index at 6.28%, and matures in December 2006. In accordance with SFAS 133, the caps were recorded at cost as assets, with the carrying values of the caps adjusted to their fair values quarterly. During the six months ended June 30, 2002, the fair values of the caps decreased by $83,000 and $93,000, respectively, with charges to interest expenses in these amounts.

During the first half of 2002, we also closed two construction loans totaling $31.6 million to fund the construction of a 216-unit apartment community in Charleston, South Carolina, and a 296-unit apartment community in Orlando, Florida.

In May 2002, we obtained a $2 million line of credit secured by shares of Tarragon treasury stock. Advances under the line of credit bear interest at LIBOR plus 2% per annum, and payments of interest only monthly are due, with the principal due at maturity of May 2004.

Also during the first half of 2002, we made net repayments totaling $243,000 of advances from affiliates of William S. Friedman, our President and Chief Executive Officer and Chairman of our Board of Directors, pursuant to a line of credit arrangement. Advances under the line of credit, totaling $11.6 million as of June 30, 2002, bear interest at LIBOR plus 1% per annum, and the line of credit matures in January 2004.

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 5. EARNINGS PER COMMON SHARE

Income (loss) per common share has been computed based on the weighted average number of shares of common stock outstanding for the three and six month periods ended June 30, 2002 and 2001. The information presented for 2001 has been restated to give effect to the stock dividend declared in December 2001 and recorded in March 2002. The effect of stock options on weighted average shares of common stock outstanding - assuming dilution for the six month period ended June 30, 2001, and the three month period ended June 30, 2002, is not reflected because their effect is anti-dilutive due to net losses in those periods.

                                                              For the Three Months           For the Six Months
                                                                 Ended June 30,                Ended June 30,
                                                          ---------------------------   ---------------------------
                                                              2002           2001           2002            2001
                                                          ------------   ------------   ------------   ------------
Weighted average shares of common stock
  outstanding .........................................      8,095,869      8,212,199      8,121,651      8,247,961
Convertible preferred interest of minority partner
  in consolidated partnerships ........................             --        207,852        207,852             --
Stock options .........................................             --        181,200        409,373             --
                                                          ------------   ------------   ------------   ------------
Weighted average shares of  common stock
  outstanding - assuming dilution .....................      8,095,869      8,601,251      8,738,876      8,247,961
                                                          ============   ============   ============   ============

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

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 7. SEGMENT REPORTING

Our business is divided into three principal segments - the operation of our investment portfolio, property development, and for-sale housing (formerly referred to as homebuilding). The operation of our investment portfolio of stabilized apartment communities and commercial properties is the largest segment and the one whose operation most resembles that of traditional real estate investment trusts. Funds generated by the operation, sale, or refinancing of properties in the investment portfolio support our overhead and finance our development activities. The second segment is property development through which we create new investment properties, primarily multifamily apartment communities, which, upon stabilization, become part of our investment portfolio. Our activities in the third segment, for-sale housing, encompass condominium conversions of existing apartment properties and the development of town homes and new, high-rise condominiums for sale to resident owners. In 2001, assets in the for-sale housing group were included in our development group. In 2002, we have begun to report on the assets in the for-sale housing category in a third segment because we have expanded development of housing for sale. We will reclassify properties from the development division to the investment division once they have achieved stabilized operations (as defined below). We will reclassify properties for which we have initiated renovation or reposition activities from the investment division to the development division. We will reclassify properties for which we have initiated condominium conversion activities from the investment division to the for-sale housing division.

         o Development. Assets in this division are under development or in initial lease-up, under renovation, or land held for construction development or sale. In 2001, this segment also included 5600 Collins Avenue, an apartment property under renovation and sale as condominiums, and Las Olas River House in Ft. Lauderdale, a 42-story luxury condominium development. In 2002, these properties are reported in the for-sale housing division.

         o Investment. This division includes properties with stabilized operations. We consider a property "stabilized" when development or renovation is complete and recurring operating income exceeds operating expenses and debt service.

         o For-Sale Housing. Assets in this division include luxury high-rise condominiums, senior housing communities, and townhouses under development and existing apartment properties under conversion to condominiums.

The following table summarizes apartment units and commercial square footage in the development and investment divisions. The for-sale housing division includes two consolidated apartment properties with 392 units which are scheduled for renovation and sale as condominiums and a 42-story luxury condominium project under development owned through an unconsolidated joint venture.

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)


NOTE 7. SEGMENT REPORTING (Continued)

                                                                                                       June 30,
                                                                                             -----------------------------
                                                                                                 2002             2001
                                                                                             -------------   -------------
Apartment units:
  Consolidated or directly owned:
     Development division:
       Completed apartment units in lease-up or under renovation .........................             702           2,361
       Apartment units under construction ................................................             512             617
     Investment division .................................................................           9,555           7,053
  Unconsolidated and owned through joint ventures:
     Development division:
       Completed apartment units in lease-up or under renovation .........................             278           1,431
       Apartment units under construction ................................................             732             278
     Investment division .................................................................           4,236           4,495
                                                                                             -------------   -------------
                                                                                                    16,015          16,235
                                                                                             =============   =============
Commercial square footage:
  Consolidated or directly owned:
     Development division ................................................................         373,131         886,728
     Investment division .................................................................         796,748         602,266
  Unconsolidated and owned through joint ventures:
     Development division ................................................................              --         163,986
     Investment division .................................................................         267,022         102,937
                                                                                             -------------   -------------
                                                                                                 1,436,901       1,755,917
                                                                                             =============   =============

The following tables summarize operating data through income (loss) from continuing operations and identifiable assets of our real estate and investments in partnerships for the three divisions and funds from operations for our investment division. We use funds from operations to measure the performance of our investment division. We measure the performance of our development and for-sale housing divisions primarily by net profit from third party and intercompany sales. Intercompany sales for 2002 include transfers on January 1, 2002, from the development division to the investment division of properties with 2,970 apartment units and 355,737 square feet of commercial space that were stabilized during 2001 and transfers on April 1, 2002, from the development division to the investment division of properties with 737 apartment units and 34,381 square feet of commercial space that were stabilized in the first quarter of 2002. Intercompany sales for 2001 include transfers on January 1, 2001, from the development division to the investment division of properties with 2,172 apartment units that were stabilized during 2000. The sale prices for these properties are their estimated fair market values as of the date of transfer, and the cost of sales is their net carrying values as of the same date. Three commercial properties with 253,460 square feet were targeted for reposition in 2001. The January 1, 2001, transfer of these properties from the investment division to the development division is shown as an intercompany sale in the operating data for the six months ended June 30, 2001. The gain to the investment division is the excess of the properties' aggregate estimated fair market values over their aggregate net carrying values as of December 31, 2000. Gains on transfers of assets between segments do not represent gains recognizable in accordance with GAAP and, accordingly, are eliminated for purposes of consolidated reporting.

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)


NOTE 7. SEGMENT REPORTING (Continued)

Dollar amounts in the following tables are in thousands. Operating data for 2001 has been restated to present the For-Sale Housing Division separately from the Development Division consistent with the 2002 presentation.

                                                                         For the Three Months Ended June 30, 2002
                                                          -----------------------------------------------------------------------
                                                                                         For-Sale
                                                          Investment     Development      Housing      Eliminations      Total
                                                          -----------    -----------    -----------    ------------   -----------
Rental revenue
  Consolidated properties .............................   $    20,477    $     1,669    $       751    $        --    $    22,897
  Unconsolidated properties ...........................        10,389            308             --             --         10,697
                                                          -----------    -----------    -----------    -----------    -----------
     Total rental revenue .............................        30,866          1,977            751             --         33,594
Sales of apartment development and for-sale
  housing inventory
     Consolidated properties
       Sales to third parties .........................            --             --          5,932             --          5,932
       Intercompany sales .............................            --         73,279             --        (73,279)            --
                                                          -----------    -----------    -----------    -----------    -----------
                                                               30,866         75,256          6,683        (73,279)        39,526

Property operating expenses
  Consolidated properties .............................        10,152          1,303            360             --         11,815
  Unconsolidated properties ...........................         4,939            203             --             --          5,142
Costs of sales of apartment development and
  for-sale housing inventory
     Consolidated properties
     Sales to third parties ...........................            --             --          7,292             --          7,292
     Intercompany sales ...............................            --         60,341             --        (60,341)            --
                                                          -----------    -----------    -----------    -----------    -----------
                                                               15,091         61,847          7,652        (60,341)        24,249
                                                          -----------    -----------    -----------    -----------    -----------

Net operating income ..................................        15,775         13,409           (969)       (12,938)        15,277

Interest expense
  Consolidated properties .............................         6,216            379            328             --          6,923
  Unconsolidated properties ...........................         2,872            281             --             --          3,153
                                                          -----------    -----------    -----------    -----------    -----------

Property level income before depreciation .............         6,687         12,749         (1,297)       (12,938)         5,201

Allocated general and administrative
  expenses and other corporate items ..................        (1,564)        (1,194)          (237)            --         (2,995)
                                                          -----------    -----------    -----------    -----------    -----------

Income (loss) before depreciation and gain
    on sale of real estate ............................         5,123         11,555         (1,534)       (12,938)         2,206
                                                          -----------    -----------    -----------    -----------    -----------

Depreciation
  Consolidated properties .............................        (4,981)          (490)            --            311         (5,160)
  Unconsolidated properties ...........................        (2,814)          (159)            --            388         (2,585)
Gain on sale of real estate of unconsolidated
  partnerships ........................................         1,012             --             --             --          1,012
Elimination of management fees paid to
  Tarragon ............................................           256              7             --             --            263
Outside partners' interests in unconsolidated
  partnerships ........................................          (708)           100             --            (72)          (680)
                                                          -----------    -----------    -----------    -----------    -----------
Income (loss) from continuing operations ..............   $    (2,112)   $    11,013    $    (1,534)   $   (12,311)   $    (4,944)
                                                          ===========    ===========    ===========    ===========    ===========

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 7. SEGMENT REPORTING (Continued)

                                                                         For the Three Months Ended June 30, 2001
                                                        --------------------------------------------------------------------------
                                                                                         For-Sale
                                                         Investment     Development       Housing      Eliminations       Total
                                                        ------------    ------------    ------------   ------------   ------------
Rental revenue
  Consolidated properties ...........................   $     14,159    $      6,250    $        129   $         --   $     20,538
  Unconsolidated properties .........................          9,061           3,253              --             --         12,314
                                                        ------------    ------------    ------------   ------------   ------------
     Total rental revenue ...........................         23,220           9,503             129             --         32,852
Sales of apartment development and for-sale
  housing inventory
     Consolidated properties
       Sales to third parties .......................             --              --           6,788             --          6,788
                                                        ------------    ------------    ------------   ------------   ------------
                                                              23,220           9,503           6,917             --         39,640

Property operating expenses
  Consolidated properties ...........................          7,681           2,851             195             --         10,727
  Unconsolidated properties .........................          3,973           1,361              --             --          5,334
Costs of sales of apartment development and
  for-sale housing inventory
     Consolidated properties
       Sales to third parties .......................             --              --           4,827             --          4,827
                                                        ------------    ------------    ------------   ------------   ------------
                                                              11,654           4,212           5,022             --         20,888
                                                        ------------    ------------    ------------   ------------   ------------

Net operating income ................................         11,566           5,291           1,895             --         18,752
                                                        ------------    ------------    ------------   ------------   ------------

Interest expense
  Consolidated properties ...........................          4,177           2,419              14             --          6,610
  Unconsolidated properties .........................          2,730           1,160              --             --          3,890
                                                        ------------    ------------    ------------   ------------   ------------

Property level income before depreciation ...........          4,659           1,712           1,881             --          8,252

Allocated general and administrative
  expenses and other corporate items ................           (399)           (399)             --             --           (798)
                                                        ------------    ------------    ------------   ------------   ------------

Income before depreciation and gain on sale of
  real estate .......................................          4,260           1,313           1,881             --          7,454

Depreciation
  Consolidated properties ...........................         (2,469)         (1,795)             --             78         (4,186)
  Unconsolidated properties .........................         (1,474)           (498)             --            159         (1,813)
Gain on sale of real estate
  Consolidated properties
     Sales to third parties .........................             --             174              --             --            174
Distributions from unconsolidated partnerships
  in excess of investment ...........................             95             133              --             --            228
Elimination of management fees paid to
  Tarragon ..........................................            380              77              --             --            457
Outside partners' interests in unconsolidated
  partnerships ......................................           (566)            (80)             --             (6)          (652)
                                                        ------------    ------------    ------------   ------------   ------------
Income (loss) from continuing operations ............   $        226    $       (676)   $      1,881   $        231   $      1,662
                                                        ============    ============    ============   ============   ============

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 7. SEGMENT REPORTING (Continued)

                                                                       For the Six Months Ended June 30, 2002
                                                      ----------------------------------------------------------------------------
                                                                                       For-Sale
                                                       Investment     Development       Housing       Eliminations        Total
                                                      ------------    ------------    ------------    ------------    ------------
Rental revenue
  Consolidated properties ..........................  $     37,579    $      4,551    $      1,689    $         --    $     43,819
  Unconsolidated properties ........................        22,635             412              --              --          23,047
                                                      ------------    ------------    ------------    ------------    ------------
     Total rental revenue ..........................        60,214           4,963           1,689              --          66,866
Sales of apartment development and for-sale
  housing inventory
     Consolidated properties
       Sales to third parties ......................            --              --          15,176              --          15,176
       Intercompany sales ..........................            --         185,109              --        (185,109)             --
     Unconsolidated properties
       Intercompany sales ..........................            --         118,850              --        (118,850)             --
                                                      ------------    ------------    ------------    ------------    ------------
                                                            60,214         308,922          16,865        (303,959)         82,042

Property operating expenses
  Consolidated properties ..........................        18,804           3,242             780              --          22,826
  Unconsolidated properties ........................        10,893             250              --              --          11,143
Costs of sales of apartment development and
  for-sale housing inventory
     Consolidated properties
       Sales to third parties ......................            --              --          16,536              --          16,536
       Intercompany sales ..........................            --         159,918              --        (159,918)             --
     Unconsolidated properties
       Intercompany sales ..........................            --          89,628              --         (89,628)             --
                                                      ------------    ------------    ------------    ------------    ------------
                                                            29,697         253,038          17,316        (249,546)         50,505
                                                      ------------    ------------    ------------    ------------    ------------

Net operating income ...............................        30,517          55,884            (451)        (54,413)         31,537

Interest expense
  Consolidated properties ..........................        10,903           1,306             821              --          13,030
  Unconsolidated properties ........................         6,540             309              --              --           6,849
                                                      ------------    ------------    ------------    ------------    ------------

Property level income before depreciation ..........        13,074          54,269          (1,272)        (54,413)         11,658

Allocated general and administrative
  expenses and other corporate items ...............        (2,770)         (2,259)           (435)             --          (5,464)
                                                      ------------    ------------    ------------    ------------    ------------

Income (loss) before depreciation and gain
  on sale of real estate ...........................        10,304          52,010          (1,707)        (54,413)          6,194
                                                      ------------    ------------    ------------    ------------    ------------

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 7. SEGMENT REPORTING (Continued)

                                                                       For the Six Months Ended June 30, 2002
                                                      ----------------------------------------------------------------------------
                                                                                       For-Sale
                                                       Investment     Development       Housing       Eliminations        Total
                                                      ------------    ------------    ------------    ------------    ------------
Depreciation
  Consolidated properties .........................   $     (9,013)   $     (1,338)   $         --    $        532    $     (9,819)
  Unconsolidated properties .......................         (5,204)           (215)             --             776          (4,643)
Gain on sale of real estate of unconsolidated
  partnerships, net of income previously recognized
  by Tarragon .....................................         11,125              --              --              --          11,125
Elimination of management fees paid to
  Tarragon ........................................            519               9              --              --             528
Outside partners' interests in unconsolidated
  partnerships ....................................         (1,844)            108              --            (143)         (1,879)
Outside partners' interests in intercompany
  sales of unconsolidated partnerships ............             --          (2,754)             --           2,754              --
                                                      ------------    ------------    ------------    ------------    ------------
Income (loss) from continuing operations ..........   $      5,887    $     47,820    $     (1,707)   $    (50,494)   $      1,506
                                                      ============    ============    ============    ============    ============


                                                                        For the Six Months Ended June 30, 2001
                                                       --------------------------------------------------------------------------
                                                                                      For-Sale
                                                        Investment    Development      Housing       Eliminations        Total
                                                       ------------   ------------   ------------    ------------    ------------
Rental revenue
  Consolidated properties ..........................   $     28,090   $     13,267   $        340    $         --    $     41,697
  Unconsolidated properties ........................         17,689          4,877             --              --          22,566
                                                       ------------   ------------   ------------    ------------    ------------
     Total rental revenue ..........................         45,779         18,144            340              --          64,263
Sales of apartment development and for-
  sale housing inventory
     Consolidated properties
       Sales to third parties ......................             --             --         12,555              --          12,555
       Intercompany sales ..........................             --         18,750             --         (18,750)             --
     Unconsolidated properties
       Intercompany sales ..........................             --         89,400             --         (89,400)             --
                                                       ------------   ------------   ------------    ------------    ------------
                                                             45,779        126,294         12,895        (108,150)         76,818

Property operating expenses
  Consolidated properties ..........................         14,922          6,195            439              --          21,556
  Unconsolidated properties ........................          8,385          2,254             --              --          10,639
Costs of sales of apartment development and
  for-sale housing inventory
     Consolidated properties
       Sales to third parties ......................             --             --          9,108              --           9,108
       Intercompany sales ..........................             --         17,785             --         (17,785)             --
     Unconsolidated properties
       Intercompany sales ..........................             --         74,119             --         (74,119)             --
                                                       ------------   ------------   ------------    ------------    ------------
                                                             23,307        100,353          9,547         (91,904)         41,303
                                                       ------------   ------------   ------------    ------------    ------------
Net operating income ...............................         22,472         25,941          3,348         (16,246)         35,515
                                                       ------------   ------------   ------------    ------------    ------------

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 7. SEGMENT REPORTING (Continued)

                                                                         For the Six Months Ended June 30, 2001
                                                        ---------------------------------------------------------------------------
                                                                                         For-Sale
                                                         Investment     Development       Housing      Eliminations        Total
                                                        ------------    ------------    ------------   ------------    ------------
Interest expense
  Consolidated properties ...........................   $      8,570    $      5,715    $         63   $         --    $     14,348
  Unconsolidated properties .........................          5,393           1,827              --             --           7,220
                                                        ------------    ------------    ------------   ------------    ------------

Property level income before depreciation ...........          8,509          18,399           3,285        (16,246)         13,947

Allocated general and administrative
  expenses and other corporate items ................         (1,701)         (1,701)             --             --          (3,402)
                                                        ------------    ------------    ------------   ------------    ------------

Income before depreciation and gain on sale of
  real estate .......................................          6,808          16,698           3,285        (16,246)         10,545

Depreciation
  Consolidated properties ...........................         (5,080)         (3,693)             --            156          (8,617)
  Unconsolidated properties .........................         (2,983)           (680)             --            317          (3,346)
Gain on sale of real estate
  Consolidated properties
     Sales to third parties .........................            557             231              --             --             788
     Intercompany sales .............................            808              --              --           (808)             --
Distributions from unconsolidated partnerships
  in excess of investment ...........................            249             133              --             --             382
Elimination of management fees paid
  to Tarragon .......................................            591             112              --             --             703
Outside partners' interests in unconsolidated
  partnerships ......................................           (830)            (99)             --            (11)           (940)
Outside partners' interests in intercompany
  sales of unconsolidated partnerships ..............             --          (4,041)             --          4,041              --
                                                        ------------    ------------    ------------   ------------    ------------
Income (loss) from continuing operations ............   $        120    $      8,661    $      3,285   $    (12,551)   $       (485)
                                                        ============    ============    ============   ============    ============


                                                                          For the Three Months            For the Six Months
                                                                              Ended June 30,                Ended June 30,
                                                                      ----------------------------    ----------------------------
                                                                          2002            2001            2002            2001
                                                                      ------------    ------------    ------------    ------------
Reconciliation of revenues per operating data
  table to total revenues per accompanying
  Consolidated Statements of Operations:
  Total revenues per operating data table .........................   $     39,526    $     39,640    $     82,042    $     76,818
  Less expenses related to unconsolidated partnerships:
     Property operating expenses ..................................         (5,142)         (5,334)        (11,143)        (10,639)
     Interest expense .............................................         (3,153)         (3,890)         (6,849)         (7,220)
     Depreciation expense .........................................         (2,585)         (1,813)         (4,643)         (3,346)
  Gain on sale of real estate of unconsolidated partnerships,
     net of income previously recognized by Tarragon ..............          1,012              --          11,125              --
  Distributions from unconsolidated partnerships in excess
     of investment ................................................             --             228              --             382
  Elimination of management fees paid to Tarragon .................            263             457             528             703
  Outside partners' interests in unconsolidated partnerships ......           (680)           (652)         (1,879)           (940)
  Interest, management fee, and other revenue presented
     with allocated general and administrative expenses
     and other corporate items ....................................            294              76             664             238
                                                                      ------------    ------------    ------------    ------------
  Total revenues per accompanying Consolidated Statements of
     Operations ...................................................   $     29,535    $     28,712    $     69,845    $     55,996
                                                                      ============    ============    ============    ============

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 7. SEGMENT REPORTING (Continued)

                                                                           For the Three Months              For the Six Months
                                                                              Ended June 30,                   Ended June 30,
                                                                       ----------------------------    ----------------------------
                                                                           2002            2001            2002             2001
                                                                       ------------    ------------    ------------    ------------
Funds from operations - Investment Division (1):
  Same store stabilized properties ................................... $      4,046    $      3,544    $      8,034    $      6,662
  Properties stabilized during 2001 or the first quarter of 2002 .....        1,992              --           3,861              --
  Property acquired after June 30, 2001  .............................           71              --             193              --
  Unconsolidated properties sold in 2002  ............................           11             881              (4)            851
  Property targeted for condominium conversion in 2002  ..............           --             101              --             295
  Properties sold in 2001 ............................................           --              78              --             154
  Discontinued operations ............................................           --               1              80              58
                                                                       ------------    ------------    ------------    ------------
                                                                              6,120           4,605          12,164           8,020
  Allocation of corporate interest expense ...........................         (351)           (114)           (693)           (267)
  Allocation of general and administrative expenses and other
     corporate items .................................................       (1,564)         (1,548)         (2,770)         (3,003)
                                                                       ------------    ------------    ------------    ------------
                                                                       $      4,205    $      2,943    $      8,701    $      4,750
                                                                       ============    ============    ============    ============

Reconciliation of funds from operations to income (loss) from continuing operations - Investment Division:
  Funds from operations .............................................. $      4,205    $      2,943    $      8,701    $      4,750
  Discontinued operations ............................................           --              (1)            (80)            (58)
  Depreciation and amortization of real estate assets ................       (4,787)         (2,503)         (8,890)         (5,143)
  Depreciation and amortization of real estate assets
     of partnerships .................................................       (2,279)         (1,455)         (3,676)         (2,414)
  Distributions from partnerships in excess of investments in the
     partnerships ....................................................           --              95              --             320
  Gain on sale of real estate to third parties .......................           --              --              --             557
  Gain on intercompany sale of real estate ...........................           --              --              --             808
  Gain on sale of real estate of unconsolidated partnership ..........          749              --           9,832              --
  Litigation settlement ..............................................           --           1,147              --           1,147
  Insurance and other claims .........................................           --              --              --             153
                                                                       ------------    ------------    ------------    ------------
  Income (loss) from continuing operations ........................... $     (2,112)   $        226    $      5,887    $        120
                                                                       ============    ============    ============    ============

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

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 7. SEGMENT REPORTING (Continued)

                                                                                                  June 30,
                                                                                       -----------------------------
                                                                                            2002            2001
                                                                                       -------------   -------------
Identifiable assets:
  Real estate net of accumulated depreciation:
   Investment.......................................................................   $     379,850   $     207,291
   Development .....................................................................          55,476         227,922
   For-sale housing ................................................................          33,387              --
                                                                                       -------------   -------------
                                                                                       $     468,713   $     435,213
                                                                                       =============   =============
Investments in and advances to partnerships:
   Investment ......................................................................   $      11,571   $      13,313
   Development .....................................................................           6,355          22,043
   For-sale housing ................................................................          13,198              --
                                                                                       -------------   -------------
                                                                                       $      31,124   $      35,356
                                                                                       =============   =============

NOTE 8. GOODWILL

Goodwill was recorded in connection with the acquisitions of Tarragon Realty Advisors and Accord Properties Associates and, until December 31, 2001, was amortized on the straight-line method. We adopted SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized as expenses of operations but rather carried on the balance sheet as permanent assets. These assets are subject to at least annual assessment for impairment by applying a fair-value-based test. We have determined there is no transitional impairment loss at January 1, 2002.

Following is a presentation of income (loss) from continuing operations, net income (loss), earnings per common share, and earnings per common share - assuming dilution adjusted to exclude amortization expense related to goodwill and intangible assets that are no longer being amortized.

                                                                For the Three Months             For the Six Months
                                                                   Ended June 30,                   Ended June 30,
                                                           ------------------------------   -----------------------------
                                                               2002             2001            2002            2001
                                                           -------------    -------------   -------------   -------------
  Income (loss) from continuing operations .............   $      (4,944)   $       1,662   $       1,506   $        (485)
  Add back amortization expense:
     Goodwill ..........................................              --              167              --             335
     Intangible assets .................................              --               40              --              80
                                                           -------------    -------------   -------------   -------------
  Adjusted income (loss) from continuing
     operations ........................................   $      (4,944)   $       1,869   $       1,506   $         (70)
                                                           =============    =============   =============   =============

  Net income (loss)  ...................................   $      (5,192)   $       1,172   $       3,455   $        (714)
  Add back amortization expense:
     Goodwill ..........................................              --              167              --             335
     Intangible assets .................................              --               40              --              80
                                                           -------------    -------------   -------------   -------------
  Adjusted net income (loss)  ..........................   $      (5,192)   $       1,379   $       3,455   $        (299)
                                                           =============    =============   =============   =============

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 8. GOODWILL (Continued)


                                                    For the Three Months Ended           For the Six Months Ended
                                                             June 30,                           June 30,
                                                ----------------------------------   ---------------------------------
                                                      2002              2001              2002               2001
                                                ---------------    ---------------   ---------------   ---------------
Earnings per common share
  Income (loss) from continuing operations
     allocable to common stockholders .......   $          (.63)   $           .18   $           .14   $          (.10)
     Amortization of goodwill ...............                --                .02                --               .04
     Amortization of intangible assets ......                --                 --                --               .01
                                                ---------------    ---------------   ---------------   ---------------
  Adjusted income (loss) from continuing
     operations allocable to common
     stockholders ...........................   $          (.63)   $           .20   $           .14   $          (.05)
                                                ===============    ===============   ===============   ===============


  Net income (loss) allocable to common
     stockholders ...........................   $          (.66)   $           .12   $           .38   $          (.13)
     Amortization of goodwill ...............                --                .02                --               .04
     Amortization of intangible assets ......                --                 --                --               .01
                                                ---------------    ---------------   ---------------   ---------------
  Adjusted net income (loss) allocable to
     common stockholders ....................   $          (.66)   $           .14   $           .38   $          (.08)
                                                ===============    ===============   ===============   ===============

Earnings per common share - assuming
  dilution
  Income (loss) from continuing operations
     allocable to common stockholders .......   $          (.63)   $           .17   $           .13   $          (.10)
     Amortization of goodwill ...............                --                .02                --               .04
     Amortization of intangible assets ......                --                 --                --               .01
                                                ---------------    ---------------   ---------------   ---------------
  Adjusted income (loss) from continuing
     operations allocable to common
     stockholders ...........................   $          (.63)   $           .19   $           .13   $          (.05)
                                                ===============    ===============   ===============   ===============

  Net income (loss) allocable to common
     stockholders ...........................   $          (.66)   $           .11   $           .36   $          (.13)
     Amortization of goodwill ...............                --                .02                --               .04
     Amortization of intangible assets ......                --                 --                --               .01
                                                ---------------    ---------------   ---------------   ---------------
  Adjusted net income (loss) allocable to
     common stockholders ....................   $          (.66)   $           .13   $           .36   $          (.08)
                                                ===============    ===============   ===============   ===============

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 9. ASSETS HELD FOR SALE

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which, among other things, requires operating results for assets held for sale or sold to be presented as discontinued operations for current and all prior years presented. SFAS No. 144 also changes the rules for impairment testing of real estate held for investment and requires the use of a probability weighted approach to determine the holding period for purposes of estimating undiscounted cash flows. We adopted this statement effective January 1, 2002. The adoption had no effect on our reported net income (loss).

Assets held for sale and liabilities related to assets held for sale in the accompanying Consolidated Balance Sheets include the following:

                                                                                           June 30,       December 31,
                                                                                         -------------   -------------
                                                                                             2002             2001
                                                                                         -------------   -------------
Real estate (net of accumulated depreciation of $239 in 2001) ........................   $          --   $       2,684
Other assets, net ....................................................................              --              11
                                                                                         -------------   -------------
                                                                                         $          --   $       2,695
                                                                                         =============   =============

Notes and interest payable ...........................................................   $          --   $       1,906
Other liabilities ....................................................................              --              52
                                                                                         -------------   -------------
                                                                                         $          --   $       1,958
                                                                                         =============   =============

The operations of properties for which a plan of disposal was implemented after the adoption of SFAS 144 have been reported in discontinued operations. Total revenues included in discontinued operations were $218,000 for the six month period ended June 30, 2002, and $162,000 and $362,000 for the three and six month periods ended June 30, 2001. These operations were previously reported in the investment segment.

NOTE 10. ACCOUNTING CHANGE

On July 1, 2002, we adopted the expense recognition provisions of recording the fair value of stock options under the guidance of SFAS No 123, "Accounting for Stock-Based Compensation." We have made no grants of stock options since the adoption.

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

In the first six months of 2002, borrowings generated net proceeds of $26.1 million from the refinancing of mortgages on directly owned properties (after existing loan payoffs), construction loan fundings, and borrowings under line of credit facilities or other non-mortgage debt (net of $243,000 repayment of advances from affiliates of William S. Friedman, President, Chief Executive Officer, and Chairman of the Board of Directors of Tarragon).

Principal payments on notes payable totaling $53.2 million come due during the remainder of 2002, including $46.6 million of balloon payments. Of this amount, $3.3 million has been paid off since the end of the second quarter. We intend to pay off or extend the loans as they come due largely through refinancings. We estimate that refinancing will generate $16 million in net cash proceeds during the remainder of 2002. We believe we can arrange such new financing as may be needed to repay maturing notes.

We have guaranteed $4.5 million of mortgages on two unconsolidated properties. We have also guaranteed construction loans totaling $167.2 million on four unconsolidated properties, including the $90 million construction loan for the Las Olas River House condominium development. This construction loan was closed in March 2002 and has a current balance of $5 million. The aggregate current balance of the other loans is $59.2 million.

In the first six months of 2002, we received $3 million in net cash proceeds from the sale of an apartment property with a net carrying amount of $2.7 million after paying off a mortgage of $1.9 million. Additionally, we received distributions of $10.7 million of proceeds from the sale of four joint venture properties. We estimate proceeds from the projected sale of real estate will provide approximately $8 million during the remainder of 2002.

As of June 30, 2002, we had entered into contracts for the sale of 24 of the remaining 66 apartments at the 5600 Collins condominium conversion for a total of $6.7 million. During the first six months of 2002, we closed the sale of 60 condominium units for $15.2 million. After closing costs and release payments on the mortgage, we received net cash proceeds of $4.1 million. During the first six months of 2002, Tarragon spent $3.7 million on capital improvements and unit renovations in connection with the condominium conversion.

In April 2002, we purchased a tract of land for development for $2.8 million.

In the first six months of 2002, Tarragon made capital improvements to its consolidated real estate of $19.4 million, (excluding expenditures at 5600 Collins discussed above). Of this amount, $13.9 million was spent on construction at our development properties. We expect to spend approximately $32.8 million on construction of three apartment communities and one retail property under development that are consolidated during the remainder of 2002, $25.5 million of which will be funded by construction loans. We plan to invest approximately $3.6 million in capital improvements to our consolidated operating properties during the remainder of 2002.

During the first six months of 2002, Tarragon advanced $4.2 million to a new joint venture that purchased land in Fort Lauderdale, Florida, adjacent to the Las Olas River House condominium development. The joint venture plans to build a second phase of this project on the land. During the same period, Tarragon received net repayment of advances of $3.7 million from One Las Olas, which owns the Las Olas River House condominium development.

In December 2001, the Board of Directors declared a 10% common stock dividend payable on April 26, 2002, to holders of record on April 15, 2002. This stock dividend was recorded in March 2002.

We paid cash dividends of $343,000 to preferred stockholders in the first six months of 2002.

The Board of Directors has authorized a common stock repurchase program. We intend to continue to repurchase shares of our common stock as long as we believe the fair market value of our net assets per share is substantially greater than the market price of our common stock. During the first six months of 2002, Tarragon repurchased 114,359 shares of its common stock in open market and negotiated transactions at a cost of $1.6 million. Subject to market conditions, we expect to repurchase shares of our common stock in 2002 at a rate consistent with prior years. As of June 30, 2002, Tarragon had authority to repurchase an additional 824,337 common shares.

RESULTS OF OPERATIONS

Equity in earnings of partnerships decreased $898,000 and increased $8.7 million for the three and six month periods ended June 30, 2002. For the six month period, Devonshire Apartment Owners, L.L.C., accounted for an increase of $8.2 million resulting from the sale of its only property and distribution of net proceeds to its members. For the three month period, the sale of Devonshire's property caused a $235,000 decrease. Ansonia Apartments, L.P., accounted for increases for the three and six month periods of $708,000 and $1.5 million resulted from recognizing our proportionate share of gains on sale of three of its properties. Ansonia also accounted for a decrease of $550,000 in the three month period due to lower operating income after the sales discussed above and because Tarragon's share in its earnings has decreased since September 2001 when the outside partners met their obligation to pay Tarragon 30% of the amounts it contributed to Ansonia plus a preferred return. Decreases of $228,000 and $245,000 came from two partnerships with properties recently completed or under construction that began lease-up in 2002.

In the second quarter of 2002, we began consolidating two partnerships because we now have a controlling interest in each. The consolidation resulted in an increase in net rental income (rental revenue less property operating expenses) of $895,000 for the three and six month periods. For the same periods, interest expense increased $473,000, and depreciation increased $256,000. The outside partner's interest in the partnerships' net income of $164,000 was recorded to minority interest in the second quarter of 2002.

In May 2001, we deconsolidated three properties in connection with a change in control upon forming joint ventures with Aetna Life Insurance Company. We experienced decreases in net operating results of $100,000 and $30,000 for the three and six month periods associated with these properties. These amounts include decreases in consolidated net rental income of $557,000 and $2 million, decreases in interest expense of $408,000 and $1.4 million, and decreases in depreciation of $210,000 and $751,000. Additionally, we recorded losses of $161,000 and $238,000 for the three and six month periods ended June 30, 2002, representing our equity in the losses of these joint ventures for the periods.

We purchased two apartment communities in 2001 that contributed $130,000 and $311,000 to net operating results for the three and six month periods. We sold a 10% interest in the Liberty Building to a third party in October 2001, and, since that time, we have used the equity method of accounting to account for our interest in this property. For the three and six month periods ended June 30, 2002, we recognized income of $104,000 and $211,000 representing our equity in the income of the joint venture that owns this property. For the three and six month periods ended June 30, 2001, this property contributed $1,500 and $5,200 to net operating results. These amounts were comprised of net rental income of $171,000 and $353,000, interest expense of $131,000 and $272,000, and depreciation of $38,000 and $76,000. The other property, Forest Park, contributed $26,000 and $105,000 to net operating results for the three and six month periods. These amounts were comprised of net rental income of $170,000 and $386,000, interest expense of $99,000 and $194,000, and depreciation of $44,000 and $88,000.

The sale of two apartment communities, two commercial properties, and a portion of another commercial property during 2001 reduced net operating results by $152,000 and $212,000 for the three and six month periods. These decreases are comprised of decreases in net rental income of $271,000 and $608,000, decreases in interest expense of $111,000 and $348,000, and decreases in depreciation of $8,000 and $48,000.

The operations of four recently completed consolidated apartment communities in lease-up and one recently completed consolidated retail property which began operations in 2001 or 2002 reduced our net operating results by $283,000 and $514,000 for the three and six month periods. These amounts are comprised of increases in net rental income of $1.1 million and $1.8 million, increases in interest expense of $819,000 and $1.4 million, and increases in depreciation of $550,000 and $926,000. As of August 4, 2002, occupancy at the four apartment communities ranged from 61% to 93%, and the retail property was fully leased.

At June 30, 2002, Tarragon's consolidated apartment properties accounted for 88% of its real estate and included 10,583 operating units, and our consolidated operating commercial properties had an aggregate 1.2 million square feet.

The portfolio of 43 apartment properties with 8,777 units owned for all of 2002 and 2001 reported net rental income of $8 million and $15.8 million for the three and six month periods ended June 30, 2002, compared with $7.3 million and $14.5 million reported in the corresponding periods in 2001. Net rental income as a percentage of rental revenue for the 8,777 units was 48.2% and 47.7% for the three and six month periods in 2002 compared to 45.4% and 46.2% in 2001. Rental revenue for the same store apartment properties increased $493,000, or 3.1%, and $1.7 million, or 5.5%, chiefly due to decreased vacancy losses at some of the properties. Average monthly rental revenue per unit for the same store properties increased 3.1% to $631 from $612 for the three month period and 5.5% to $630 from $598 for the six month period. Property operating expenses on a same store basis decreased $201,000, or 2.6% for the three months, and increased $413,000, or 2.4%, for the six months primarily due to higher property insurance costs. Average overall occupancy for apartment communities held in both years increased slightly.

For properties held in both years, interest expense decreased $400,000 and $1.2 million primarily due to pay downs or pay offs of several mortgages and decreases in interest rates on our variable rate debt.

Increases in depreciation of $209,000 and $422,000 resulted from resuming depreciation of six properties reclassified from held for sale to held for investment in 2001.

Property general and administrative expenses decreased $228,000 and $492,000 for the three and six month periods in 2002 compared to the same periods in 2001, primarily due to a change to third party property management for certain of our properties and a related reduction in property management staff in March 2001.

In connection with the adoption of SFAS 142, on January 1, 2002, we ceased amortizing goodwill and other intangible assets with indefinite useful lives. Amortization for these assets in the three and six month periods ended June 30, 2001, was $207,000 and $415,000.

In March 2002, we recognized a gain of $2.3 million, presented with discontinued operations, relating to the sale of one property. During 2001, we recognized gains totaling $673,000 on the sale of portions of two properties. We also recognized a previously deferred gain of $152,000 related to the sale of a property.

We recognized extraordinary expenses of $390,000 resulting from exit fees, prepayment penalties, and the write-off of deferred financing expenses associated with refinancings during the six months ended June 30, 2002, and $570,000 during the six months ended June 30, 2001.

During the first six months of 2002, we recognized gross revenue of $15.2 million on the sale of 60 condominium units at 5600 Collins Avenue. Due to an increase in estimated costs to complete the condominium conversion, we have recorded a For-Sale housing inventory write-down in the second quarter of 2002 of $1.4 million.

Investment Division

Net rental income for consolidated properties increased $3.8 million and $5.6 million for the three and six month periods ended June 30, 2002, compared to the same periods in 2001. Net rental income for unconsolidated properties increased $363,000 and $2.4 million for the three and six month periods. For both periods, increases for consolidated properties and decreases for unconsolidated properties of $895,000 are due to the consolidation of two partnerships because we now hold controlling interests in each. The remaining increases were primarily due to 16 properties (11 consolidated and five unconsolidated) stabilized during 2001 or the first quarter of 2002 and moved from the Development Division into the Investment Division in 2002. For consolidated properties, increases of $3.2 million and $5.3 million came from the 11 recently stabilized properties. Decreases of $448,000 and $991,000 resulted from the reclassification of a property to the For-Sale Housing Division in 2002 upon initiation of its conversion to condominiums. For unconsolidated properties, increases of $2.3 million and $4.6 million came from the five recently stabilized properties. Decreases of $1.1 million and $1.6 million resulted from the sale of four unconsolidated Investment Division properties in 2002. Moving these properties to the Investment Division also accounted for most of the increases in interest and depreciation expense for both consolidated and unconsolidated properties, although the 46 same store consolidated properties reported decreases in interest expense of $340,000 and $880,000 resulting from lower interest rates on variable rate debt.

Tarragon uses funds from operations ("FFO") along with net income or loss computed in accordance with accounting principles generally accepted in the United States of America ("GAAP") to measure the performance of the properties in its Investment Division. See NOTE 7. "SEGMENT REPORTING" in the Notes to Consolidated Financial Statements for the definition of FFO. The 62 same store properties, both consolidated and unconsolidated, in the Investment Division reported increases of $502,000, or 14%, and $1.4 million, or 21%, in FFO for the three and six month periods ended June 30, 2002, compared to the same periods in 2001. Sixteen properties that were stabilized in 2001 or the first quarter of 2002 and moved into the Investment Division in 2002 contributed FFO in 2002 of $2 million and $3.9 million for the three and six month periods. One property acquired in October 2001 contributed $71,000 and $193,000 to FFO for the Investment Division for the three and six month periods.

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

In the first six months of 2002, the Development Division reported net profit of $51.6 million on the transfer of 11 consolidated and five unconsolidated properties to the Investment Division upon the determination that they were stabilized. Of this amount, $12.9 million was reported in the second quarter of 2002. In the first six months of 2001, the Development Division reported net profit of $12.2 million on the transfer of properties that had become stabilized (five consolidated and five unconsolidated) to the Investment Division.

For-Sale Housing Division

Tarragon also measures the performance of its For-Sale Housing Division primarily by net profit from third party and intercompany sales. Although it is our smallest division, it is expected to be our most rapidly growing division. Prior to 2002, the assets currently in our For-Sale Housing Division were reported along with the Development Division.

CRITICAL ACCOUNTING POLICIES

Asset Impairment

We periodically review the carrying values of our properties. GAAP requires that the carrying value of a property held for sale not exceed the lower of its cost or its estimated fair value less costs to sell. In instances where a property's estimated fair value less costs to sell is less than its carrying value at the time of evaluation, we provide an allowance for loss by making a charge against operations. Our review of properties held for sale generally includes selective site inspections, comparing the property's current rents to market rents, reviewing the property's expenses and maintenance requirements, discussions with the property manager, and a review of the surrounding area. We may make adjustments to estimated fair values based on future reviews.

We also evaluate our properties held for investment for impairment whenever events or changes in circumstances indicate that a property's carrying value may not be recoverable. This evaluation generally consists of reviewing the property's cash flow and current and projected market conditions, as well as changes in general and local economic conditions. If we conclude that a property has been impaired, we reduce its carrying value by making a charge against current earnings in the amount by which the carrying value of the property exceeds its estimated fair value.

Investments in Joint Ventures Accounted for Using the Equity Method

We use the equity method to account for investments in partnerships and joint ventures we do not control. Under the equity method, our initial investments are increased by our proportionate share of the partnerships' operating income and additional advances and decreased by our proportionate share of the partnerships' operating losses and distributions received. All significant intercompany transactions are eliminated.

We have investments in 17 partnerships or joint ventures in which we hold noncontrolling interests or our outside partners have significant participating rights, as defined by the Financial Accounting Standards Board's Emerging Issues Task Force in its 96-16 Abstract. The net effect of not consolidating these joint ventures has been to reduce consolidated total assets, total liabilities, and gross revenues and expenses but has had no effect on reported net income or loss except in instances where we have received distributions from a joint venture in excess of our investment in the joint venture, with the excess recorded as income.

Goodwill

Goodwill was recorded in connection with the acquisitions of Tarragon Realty Advisors in 1998 and Accord Properties Associates in 2001 and, until December 31, 2001, was amortized on the straight-line method. We adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized as expenses of operations but rather carried on the balance sheet as permanent assets. These assets are subject to at least annual assessment for impairment by applying a fair-value-based test. As of the date of adoption, we had unamortized goodwill of $2.7 million, which was subject to the transition provisions of SFAS No. 142. We have determined there is no transitional impairment loss at January 1, 2002. Amortization of goodwill and other intangible assets with indefinite useful lives was $207,000 and $415,000 for the three and six month periods ended June 30, 2001.

Revenue Recognition

Rental, interest, and management fee revenue are recognized when earned. Revenue from long term laundry and cable service contracts is deferred and amortized to income on the straight-line basis over the terms of the contracts.

Gains on sales of real estate are recognized when and to the extent permitted by SFAS No. 66 - "Accounting for Sales of Real Estate." Until the requirements of SFAS No. 66 for full profit recognition have been met, transactions are accounted for using the deposit, installment, cost recovery, or financing method, whichever is appropriate.

Recent Accounting Pronouncement

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which, among other things, rescinded SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." SFAS No. 4 required gains and losses from extinguishments of debt to be classified as extraordinary items, if material. Under SFAS No. 145, gains and losses on extinguishments of debt will no longer be classified as extraordinary unless they meet the unusual in nature and infrequency of occurrence criteria in the Accounting Principles Board's Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," which is expected to be rare. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. Upon our adoption of SFAS No. 145 in January 2003, prepayment penalties or exit fees and the write-off of deferred financing expenses in connection with repayment of debt prior to maturity will no longer be classified as extraordinary items, but there will be no impact on our reported net income or loss.

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

In June 2002, we sold a put option for $10,000 to La Jolla Cove Investors, Inc. ("LJCI"), which is unaffiliated with us. During a period of one year expiring June 24, 2003, LJCI has the right to sell and we have an obligation to purchase all or any portion of our common stock then owned or held by LJCI, up to a total of 100,000 shares, for a cash purchase price of $15 per share. Any exercise of the put option by LJCI must be in a minimum amount of 5,000 shares per delivery. The sale price will be recorded as a liability as of the date of sale. In accordance with SFAS 133, if the price of our common stock falls below $15 during the term of the put option agreement, the difference between the market price of the stock and the $15 put price multiplied by 100,000 shares will be recorded as a charge to earnings and a corresponding increase to the liability. At August 5, 2002, the closing ask price was $15.05.

Except as discussed above, there have been no material changes to Tarragon's market risk since December 31, 2001.

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

In June 2002, we sold a put option for $10,000 to La Jolla Cove Investors, Inc. ("LJCI"), which is unaffiliated with us. During a period of one year expiring June 24, 2003, LJCI has the right to sell and we have an obligation to purchase all or any portion of our common stock then owned or held by LJCI, up to a total of 100,000 shares, for a cash purchase price of $15 per share. Any exercise of the put option by LJCI must be in a minimum amount of 5,000 shares per delivery. The sale price will be recorded as a liability as of the date of sale. In accordance with SFAS 133, if the price of our common stock falls below $15 during the term of the put option agreement, the difference between the market price of the stock and the $15 put price multiplied by 100,000 shares will be recorded as a charge to earnings and a corresponding increase to the liability. At August 5, 2002, the closing ask price of our common stock was $15.05.

On July 1, 2002, we adopted the expense recognition provisions of recording the fair value of stock options under the guidance of SFAS No 123, "Accounting for Stock-Based Compensation." We have made no grants of stock options since the adoption.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         99.1     Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2     Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) The following reports on Form 8-K or Form 8-K/A were filed during the second quarter covered by this report or with respect to events occurring after the period covered by this report but prior to the filing of this report.

    Date of Event             Date Filed                 Items Reported
    --------------          --------------       -------------------------------
    August 5, 2002          August 8, 2002       Item 4. Changes in Registrant's
                                                 Certifying Accountant

    August 5, 2002          August 16, 2002      Item 4. Changes in Registrant's
                                                 Certifying Accountant

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          TARRAGON REALTY INVESTORS, INC.


Date: August 16, 2002                     By:  /s/ William S. Friedman
      -------------------------------        -----------------------------------
                                             William S. Friedman
                                             President, Chief Executive
                                             Officer, Director, and Chairman
                                             of the Board of Directors



Date: August 16, 2002                     By:  /s/ Erin D. Pickens
      -------------------------------        -----------------------------------
                                             Erin D. Pickens
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER    DESCRIPTION
------    -----------
 99.1     Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section
          1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002

 99.2     Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section
          1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002