Form 10-Q
period 2002-09-30
TARRAGON REALTY INVESTORS INC
filed 2002-11-14
CIK 1038217

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2002
                                               ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

 For the transition period from                     to
                                -------------------    -------------------

                         Commission File Number 0-22999
                                                -------

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


 Common Stock, $.01 per value                           7,932,971
-----------------------------                --------------------------------
          (Class)                            (Outstanding at November 4, 2002)

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements for the period ended September 30, 2002, have not been audited by independent certified public accountants, but, in our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of consolidated financial position, consolidated results of operations, and consolidated cash flows at the dates and for the periods indicated have been included.


                         TARRAGON REALTY INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                           September 30,   December 31,
                                                                           ------------    ------------
                                      Assets                                   2002            2001
                                                                           ------------    ------------
Real estate held for investment (net of accumulated depreciation of
  $100,166 in 2002 and $80,529 in 2001) ................................   $    432,160    $    370,817
Real estate held for sale (net of accumulated depreciation of $377
  in 2002 and $6,474 in 2001) ..........................................          9,141          29,232
For-sale housing inventory .............................................         31,422          31,412
Assets held for sale ...................................................             --           2,695
Investments in and advances to partnerships ............................         27,369          31,297
Cash and cash equivalents ..............................................         17,675           8,989
Restricted cash ........................................................          9,324           6,775
Goodwill ...............................................................          2,691           2,691
Other assets, net ......................................................         13,932          19,862
                                                                           ------------    ------------
                                                                           $    543,714    $    503,770
                                                                           ============    ============
                Liabilities and Stockholders' Equity

Liabilities
Notes, debentures, and interest payable (including $3,869 in 2002
  and $11,815 in 2001 due to affiliates) ...............................   $    435,095    $    398,050
Liabilities related to assets held for sale ............................             --           1,958
Other liabilities ......................................................         17,300          21,415
                                                                           ------------    ------------
                                                                                452,395         421,423
Commitments and contingencies ..........................................
Minority interest ......................................................         18,290           9,229
Stockholders' equity
Common stock, $.01 par value; authorized shares, 20,000,000;
  shares outstanding, 7,983,106 in 2002 and 7,427,426 in 2001
  (after deducting 3,763,484 shares in 2002 and 3,793,950 shares
  in 2001 held in treasury) ............................................             80              74
Special stock, $.01 par value; authorized shares, 7,500,000;
  shares outstanding, none .............................................             --              --

Preferred stock, $.01 par value; authorized shares, 2,500,000;
  shares outstanding, 568,479 in 2002 and 571,527 in 2001;
  liquidation preference, $6,821 in 2002 and $6,858 in 2001, or
  $12 per share ........................................................              6               6
Paid-in capital ........................................................        307,871         300,627
Retained deficit .......................................................       (234,928)      (227, 589)
                                                                           ------------    ------------
                                                                                 73,029          73,118
                                                                           ------------    ------------
                                                                           $    543,714    $    503,770
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

                         TARRAGON REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                       For the Three Months        For the Nine Months
                                                                        Ended September 30,        Ended September 30,
                                                                       ----------------------    ----------------------
                                                                         2002         2001          2002        2001
                                                                       ---------    ---------    ---------    ---------
Revenue
  Rentals ..........................................................   $  23,197    $  20,308    $  67,016    $  62,005
  For-sale housing inventory sales .................................       5,222        5,096       20,398       17,651
  Interest (including $25 in the three month period and $136 in
     the nine month period 2002 from affiliates)  ..................         106           37          440          114
  Management fees and other (including $105 and
     $381 in the three and nine month periods ended September
     30, 2002, and $53 and $175 in the three and nine month
     periods ended September 30, 2001, from affiliates) ............         131          156          461          317
  Equity in income of partnerships .................................       5,063        2,131       15,249        3,637
                                                                       ---------    ---------    ---------    ---------
                                                                          33,719       27,728      103,564       83,724
Expenses
  Property operations ..............................................      12,571       11,904       35,397       33,460
  Costs of for-sale housing inventory sales (including an
     inventory write-down of $900 in the three month period and
     $2,260 in the nine month period ended September 30, 2002) .....       6,122        4,535       22,658       13,643
  Interest (including $67 and $202 in the three and
     nine month periods ended September 30, 2002, and
     $85 and $321 in the three and nine month periods ended
     September 30, 2001, to affiliates) ............................       6,171        6,825       19,201       21,173
  Depreciation .....................................................       5,089        5,039       14,908       13,656
  Amortization of goodwill .........................................          --          168           --          503
  General and administrative
     Corporate .....................................................       2,555        1,947        6,822        5,682
     Property ......................................................         736          795        2,244        2,795
                                                                       ---------    ---------    ---------    ---------
                                                                          33,244       31,213      101,230       90,912
                                                                       ---------    ---------    ---------    ---------

Income (loss) before other items ...................................         475       (3,485)       2,334       (7,188)
Minority interest in income of consolidated partnerships ...........        (462)        (150)        (924)        (372)
Gain on sale of real estate ........................................          --        1,902           --        2,690
Gain (loss) on investments .........................................         (13)          --          (13)          51
Insurance and other claims .........................................          84           --           84          306
Litigation settlement ..............................................         102           --          102        2,295
                                                                       ---------    ---------    ---------    ---------
Income (loss) from continuing operations ...........................         186       (1,733)       1,583       (2,218)
Discontinued operations
  Income (loss) before gain on sale of real estate .................          --          (36)          72          (21)
  Gain on sale of real estate ......................................          --           --        2,267           --

Extraordinary items ................................................        (305)          --         (695)        (570)
Cumulative effect of change in accounting principle ................          --           --           --          326
                                                                       ---------    ---------    ---------    ---------
Net income (loss) ..................................................        (119)      (1,769)       3,227       (2,483)
Dividends on cumulative preferred stock ............................        (171)        (112)        (513)        (485)
                                                                       ---------    ---------    ---------    ---------
Net income (loss) allocable to common stockholders .................   $    (290)   $  (1,881)   $   2,714    $  (2,968)
                                                                       =========    =========    =========    =========



              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                         TARRAGON REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                For the Three Months              For the Nine Months
                                                                 Ended September 30,              Ended September 30,
                                                           ------------------------------    ------------------------------
                                                                2002            2001             2002             2001
                                                           -------------    -------------    -------------    -------------
Earnings per common share
Income (loss) from continuing operations allocable
  to common stockholders ...............................   $          --    $        (.22)   $         .14    $        (.33)
Discontinued operations ................................              --               --              .29               --
Extraordinary items ....................................            (.04)              --             (.09)            (.07)
Cumulative effect of change in accounting principle ....              --               --               --              .04
                                                           -------------    -------------    -------------    -------------
Net income (loss) allocable to common stockholders .....   $        (.04)   $        (.22)   $         .34    $        (.36)
                                                           =============    =============    =============    =============
Weighted average shares of common stock used in
  computing earnings per share .........................       8,019,432        8,213,491        8,087,203        8,236,345
                                                           =============    =============    =============    =============

Earnings per common share - assuming dilution
Income (loss) from continuing operations allocable
  to common stockholders ...............................   $          --    $        (.22)   $         .12    $        (.33)
Discontinued operations ................................              --               --              .27               --
Extraordinary items ....................................            (.04)              --             (.08)            (.07)
Cumulative effect of change in accounting principle ....              --               --               --              .04
                                                           -------------    -------------    -------------    -------------
Net income (loss) allocable to common stockholders .....   $        (.04)   $        (.22)   $         .31    $        (.36)
                                                           =============    =============    =============    =============

Weighted average shares of common stock used in
  computing earnings per share - assuming dilution .....       8,019,432        8,213,491        8,751,464        8,236,345
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

                         TARRAGON REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                           For the Nine Months
                                                                           Ended September 30,
                                                                           --------------------
                                                                             2002         2001
                                                                           --------    --------
Cash Flows from Operating Activities
    Net income (loss) ..................................................   $  3,227    $ (2,483)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Cumulative effect of change in accounting principle ..............         --        (326)
      Write-off of deferred borrowing costs in connection with
        refinancings ...................................................        250         470
      Extraordinary items of unconsolidated partnerships ...............        400         100
      Insurance and other claims .......................................        (84)       (306)
      (Gain) loss on investments .......................................         13         (51)
      Gain on sale of real estate ......................................     (2,267)     (2,690)
      Minority interest in income of consolidated partnership ..........        924         372
      Depreciation and amortization ....................................     16,821      16,509
      Equity in income of partnerships .................................    (15,249)     (3,637)
      Decrease in condominium development costs ........................     15,664       2,915
      Noncash compensation related to stock options ....................        285          --
      Changes in other assets and liabilities, net of effects of noncash investing and financing activities:
        (Increase) in interest receivable ..............................         (5)        (10)
        (Increase) in other assets .....................................        (84)     (4,214)
        Increase (decrease) in other liabilities .......................     (1,998)      2,678
        (Decrease) in interest payable .................................       (264)        (52)
                                                                           --------    --------
         Net cash provided by operating activities .....................     17,633       9,275

Cash Flows from Investing Activities
  Acquisition of real estate ...........................................     (3,055)     (3,828)
  Acquisition of Accord Properties Associates, LLC .....................         --        (300)
  Proceeds from the sale of real estate ................................      3,005       4,082
  Real estate development costs and improvements .......................    (32,022)    (42,155)
  Earnest money deposits paid, net .....................................       (347)       (654)
  Note receivable collections ..........................................      2,919         224
  Purchase of marketable equity securities .............................        (98)         --
  Distributions from partnerships' investing activities ................     10,747       2,591
  Net distributions from (contributions and advances to)
     partnerships.......................................................      1,563      (4,943)
  Distributions to minority partners of consolidated partnerships ......       (460)       (180)
                                                                           --------    --------
     Net cash (used in) investing activities ...........................    (17,748)    (45,163)


              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                         TARRAGON REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in thousands)
                                   (Unaudited)

                                                                    For the Nine Months
                                                                    Ended September 30,
                                                                    --------------------
                                                                      2002        2001
                                                                    --------    --------
   Cash Flows from Financing Activities
     Proceeds from borrowings ...................................   $ 84,021    $ 75,695
     Payments of mortgage notes payable .........................    (70,452)    (43,816)
     Advances (repayments of advances) from affiliates, net .....     (7,942)      2,399
     Margin account repayments, net .............................         --        (248)
     Replacement escrow receipts, net ...........................        231         282
     Distributions from partnerships' financing activities ......      7,096       2,664
     Repurchase of shares of common stock .......................     (3,411)     (2,446)
     Proceeds from the exercise of stock options ................        378          98
     Retirement of preferred stock ..............................        (36)        (53)
     Dividends to common stockholders accrued in prior years ....       (571)        (35)
     Dividends to preferred stockholders ........................       (513)       (303)
                                                                    --------    --------
       Net cash provided by financing activities ................      8,801      34,237
                                                                    --------    --------

   Net increase (decrease) in cash and cash equivalents .........      8,686      (1,651)
   Cash and cash equivalents, beginning of period ...............      8,989       4,141
                                                                    --------    --------
   Cash and cash equivalents, end of period .....................   $ 17,675    $  2,490
                                                                    ========    ========

   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Interest paid ................................................   $ 18,083    $ 20,285
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

                         TARRAGON REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                       For the Nine Months
                                                                                       Ended September 30,
                                                                                      ---------------------
                                                                                        2002         2001
                                                                                      --------    ---------
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Changes in assets and liabilities in connection with the
  purchase of real estate:
    Real estate ...................................................................   $  3,055    $ 10,554
    Restricted cash ...............................................................         --          54
    Other assets ..................................................................         --         120
    Notes and interest payable ....................................................         --      (6,770)
    Other liabilities .............................................................         --        (130)
                                                                                      --------    --------
      Cash paid ...................................................................   $  3,055    $  3,828
                                                                                      ========    ========

Assets written off and liabilities released in connection
  with the disposition of real estate:
     Real estate ..................................................................   $  2,676    $  9,948
     Allowance for estimated losses ...............................................         --         (71)
     Other assets .................................................................         (3)         82
     Notes and interest payable ...................................................     (1,897)     (8,554)
     Other liabilities ............................................................        (38)        (13)
     Gain on sale .................................................................      2,267       2,690
                                                                                      --------    --------
       Cash received ..............................................................   $  3,005    $  4,082
                                                                                      ========    ========

Effect on assets and liabilities of the consolidation of two properties in 2002 and the deconsolidation of three properties in 2001 in connection with changes in control:
     Real estate ...............................................................      $ 38,488    $(57,722)
     Investments in and advances to partnerships ...............................           207       4,894
     Other assets ..............................................................         1,858      (1,220)
     Notes and interest payable ................................................       (31,672)     53,586
     Other liabilities .........................................................          (284)        462
     Minority interest .........................................................        (8,597)         --
                                                                                      --------    --------
                                                                                      $     --    $     --
                                                                                      ========    ========


              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for the nine month period ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2001. Dollar amounts in tables are in thousands. Certain 2001 balances have been reclassified to conform to the 2002 presentation.

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

In April 2002, we purchased a 19-acre tract of land in Orlando, Florida, for $2.8 million. Construction of a 296-unit apartment community on the land is underway at a total estimated cost of $19.7 million, of which $17.2 million will be funded by a construction loan.

In January 2002, a property with a net carrying value of $14.1 million was reclassified from Real estate held for sale to For-sale housing inventory when we began its conversion to condominiums. Also in January 2002, we reclassified a property with a net carrying value of $6.3 million from Real estate held for sale to Real estate held for investment when our contract of sale was terminated and we ceased marketing the property for sale. The estimated fair values of these properties exceeded their net carrying values at the date of reclassification, so no loss was incurred upon their reclassification.

During the nine month period ended September 30, 2002, we sold 79 condominium units at 5600 Collins Avenue in Miami Beach, Florida, for an aggregate sale price of $20.4 million. After closing costs and release payments on the mortgage, we received net cash proceeds of $9.1 million. Due to an increase in estimated costs to complete the condominium conversion, we recorded For-sale housing inventory write-downs in the second and third quarters of 2002 of $1.4 million and $900,000, respectively.

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 3. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

Investments in and advances to partnerships, accounted for using the equity method, consisted of the following at September 30, 2002:

601 Ninth Street Development, L.L.C .................   $   231
801 Pennsylvania Avenue .............................        14
Adams Street Development, L.L.C .....................       502
Ansonia Apartments, L.P. ............................        --
Ansonia Liberty, L.L.C ..............................        --
Danforth Apartment Owners, L.L.C ....................       247
Guardian-Jupiter Partners, Ltd. .....................     4,178
Lake Sherwood Partners, L.L.C .......................        67
Larchmont Associates, L.P. ..........................     2,224
Merritt 8 Acquisitions, L.L.C .......................     2,320
Merritt Stratford, L.L.C ............................       519
One Las Olas, Ltd. ..................................     6,824
100 East Las Olas, Ltd., and East Las Olas, Ltd. ....     4,318
Sacramento Nine .....................................       553
Stone Creek Associates I, L.L.C .....................       824
Summit/Tarragon Murfreesboro, L.L.C .................       880
Tarragon Calistoga, L.L.C ...........................       221
Tarragon Savannah I & II, L.L.C .....................     2,738
Thirteenth Street Development, L.L.C ................       308
Vineyard at Eagle Harbor, L.L.C .....................       401
                                                        -------
                                                        $27,369
                                                        =======

We hold noncontrolling interests in each of the above partnerships or joint ventures or our outside partners have significant participating rights, as defined in the Financial Accounting Standard Board's Emerging Issues Task Force's 96-16 Abstract. Therefore, we account for our investments in these partnerships using the equity method.

In the first and second quarters of 2002, Ansonia Apartments sold three properties, for an aggregate sale price of $14.7 million and recognized gains totaling $2.1 million. These properties were held for sale at December 31, 2001. Tarragon's proportionate share of the gains was $1.5 million. Aggregate net cash proceeds of $3.9 million were distributed to the partners, with Tarragon receiving $2.8 million. In the second and third quarters of 2002, Ansonia refinanced the mortgages on four of its properties and placed supplemental mortgages on two properties, receiving aggregate net cash proceeds of $8.7 million of which $6 million was distributed to Tarragon. Tarragon has guaranteed 50%, or $925,000, of one of the mortgages. From the cash proceeds of the property sales, the mortgage refinancings, and the supplemental mortgages, distributions were made for the accounts of the outside partners which were used first to pay off their notes payable to Tarragon, with cash in excess of the note balances paid to the partners. The cash distributed to Tarragon was in excess of our investment balance, and $5.2 million is included in equity in income of partnerships in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2002.

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

In March 2002, One Las Olas closed a $90 million construction loan and a $25 million mezzanine loan on its Las Olas River House condominium project. Tarragon has guaranteed the $90 million construction loan, which had a balance at September 30, 2002, of $5 million.

Tarragon formed a new joint venture, 100 East Las Olas and East Las Olas, with our partners in One Las Olas in February 2002 and has contributed $4.3 million to this joint venture in connection with its purchase of approximately one acre of land adjacent to the Las Olas River House condominium development. This joint venture plans to build a second phase of the Las Olas River House project on the land. Tarragon has a 70% interest in this joint venture, and its investment will be repaid from operation, financing, or sales of the planned development or from sale of the land.

In April 2002, Tarragon Calistoga acquired a 25% interest in CR Tarragon Palm Springs, which will develop a golf course and club house, hotel, fractional ownership units, whole ownership condominium units, and single family detached residences and lots on 892 acres to be acquired in Palm Springs, California. Tarragon Calistoga has agreed to make contributions of up to $1 million, of which Tarragon has committed to fund $800,000.

In January, March, and July 2002, Tarragon formed a series of joint ventures to develop up to 1,100 residential units in Hoboken, New Jersey, for sale or rental. Tarragon has committed to contribute to the capital of 601 Ninth Street Development, Adams Street Development, and Thirteenth Street Development 90% of the amounts in excess of construction loans as may be required to complete the construction of the projects and to fund any operating shortfalls up to the dates of substantial completion and stabilization of the projects. Our contributions will be repaid from 90% of cash from operations, refinancings, or sales until we have received an internal rate of return of 12% on our contributions, after which our share of cash distributions will be reduced to 50% for 601 Ninth Street Development and Thirteenth Street Development and 40% for Adams Street Development.

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 3. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS (Continued)

In August 2002, Ansonia Liberty refinanced the mortgage on The Liberty Building Apartments, receiving net cash proceeds of $1.2 million, of which $1.1 million was distributed to Tarragon. The cash distributed to Tarragon was in excess of our investment balance, and $365,000 is included in equity in income of partnerships in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2002.

The accompanying Consolidated Financial Statements as of September 30, 2002, and for the six months then ended reflect two partnerships, Antelope Pines Estates, L.P., and Woodcreek Garden Apartments, L.P., on the consolidation method of accounting because we now have a controlling interest in each. Total assets of these partnerships were approximately $40 million at September 30, 2002.

Below are summarized financial data for Ansonia, Devonshire, and all other partnerships as of and for the three and nine months ended September 30, 2002 (unaudited):

September 30, 2002

                                                                                                                     All
                                                                Ansonia           Other          Partnerships
                                                            --------------    --------------    --------------
Real estate                                                 $       91,535    $      247,572    $      339,107
Accumulated depreciation                                            (9,493)          (14,362)          (23,855)
Other assets, net                                                    4,022            27,139            31,161
Notes and interest payable                                         (90,654)         (198,876)         (289,530)
Other liabilities                                                   (1,991)          (27,054)          (29,045)
                                                            --------------    --------------    --------------
Partners' capital (deficit)                                 $       (6,581)   $       34,419    $       27,838
                                                            ==============    ==============    ==============

Our proportionate share of partners' capital (deficit)      $       (6,656)   $       29,770    $       23,114
Cash distributions in excess of investment                           5,204               373             5,577
Liability established for debt guaranty                                925                --               925
Advances, net                                                          527               (12)              515
Interest on advances not recognized                                     --            (2,762)           (2,762)
                                                            --------------    --------------    --------------
Investments in and advances to partnerships                 $           --    $       27,369    $       27,369
                                                            ==============    ==============    ==============

Three Months Ended September 30, 2002
                                                                                                       All
                                                                Ansonia             Other          Partnerships
                                                            --------------      --------------    --------------
Rental revenue                                              $        4,952      $        5,820    $       10,772
Property operating expenses                                         (2,633)             (3,145)           (5,778)
Interest expense                                                    (1,624)             (2,161)           (3,785)
Depreciation expense                                                  (395)             (1,630)           (2,025)
                                                            --------------      --------------    --------------
Income (loss) from continuing operations                               300              (1,116)             (816)
Extraordinary items                                                   (184)               (126)             (310)
                                                            --------------      --------------    --------------
Net income (loss)                                                      116              (1,242)           (1,126)
Elimination of management fees paid
  to Tarragon                                                          244                 104               348
                                                            --------------      --------------    --------------

Net income (loss) before management fees paid to Tarragon   $          360      $       (1,138)   $         (778)
                                                            ==============      ==============    ==============

Equity in income (loss) of partnerships                     $          381      $         (895)   $         (514)
                                                            ==============      ==============    ==============
Cash distributions in excess of investment                  $        5,204      $          373    $        5,577
                                                            ==============      ==============    ==============
Our proportionate share of extraordinary items              $         (129)     $         (113)   $         (242)
                                                            ==============       ==============    ==============

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 3. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS (Continued)

Nine Months Ended September 30, 2002
                                                                                                                     All
                                                                Ansonia         Devonshire         Other          Partnerships
                                                            --------------    --------------   --------------    --------------
Rental revenue                                              $       15,273    $          577    $       17,969    $       33,819
Property operating expenses                                         (7,670)             (466)           (8,785)          (16,921)
Interest expense                                                    (4,650)             (206)           (5,778)          (10,634)
Depreciation expense                                                (2,523)               --            (4,145)           (6,668)
                                                            --------------    --------------    --------------    --------------
Income (loss) before gain on sale of real estate and
  extraordinary items                                                  430               (95)             (739)             (404)
Gain on sale of real estate                                          2,133            25,249                --            27,382
                                                            --------------    --------------    --------------    --------------
Income (loss) from continuing operations                             2,563            25,154              (739)           26,978
Extraordinary items                                                   (207)             (142)             (127)             (476)
                                                            --------------    --------------    --------------    --------------
Net income (loss)                                                    2,356            25,012              (866)           26,502
Elimination of management fees paid
  to Tarragon                                                          756                --               281             1,037
                                                            --------------    --------------    --------------    --------------
Net income (loss) before management fees paid to Tarragon   $        3,112    $       25,012    $         (585)   $       27,539
                                                            ==============    ==============    ==============    ==============

Equity in income (loss) of partnerships                     $        2,324    $        8,245    $         (897)   $        9,672
                                                            ==============    ==============    ==============    ==============
Cash distributions in excess of investment                  $        5,204    $           --    $          373    $        5,577
                                                            ==============    ==============    ==============    ==============
Our proportionate share of extraordinary items              $         (145)   $         (142)   $         (114)   $         (401)
                                                            ==============    ==============    ==============    ==============

NOTE 4. NOTES AND INTEREST PAYABLE

In the first nine months of 2002, we obtained variable rate first mortgage financing on four apartment communities totaling $45.6 million, receiving net cash proceeds of $9.2 million after the payoff of $35.2 million in existing debt, funding escrows for taxes, insurance, replacements, and repairs, and paying the associated closing costs. In September 2002, we placed a variable rate supplemental mortgage of $2.8 million on a property and received net cash proceeds of $2.7 million after closing costs.

In connection with one of the financings, we purchased an interest rate cap (as required by the lender) with a notional value of $8.3 million that caps the 30-day LIBOR at 5.72% and matures in May 2005. In accordance with SFAS 133, the $79,000 cost of the cap was recorded as an asset, and the carrying value of the cap has been reduced to its fair value at September 30, 2002, with a charge of $53,000 to interest expense.

In connection with the 2001 refinancing of the mortgage debt of Antelope Pines and Woodcreek Garden, we purchased interest rate caps as required by the lenders. The cap purchased for Antelope Pines for $74,000 has a notional value of $11.7 million, caps the Bond Market Association Municipal Swap Index (the "BMA Index") at 6.34%, and matures in November 2006. The cap purchased for Woodcreek Garden for $89,000 has a notional value of $13.3 million, caps the BMA Index at 6.28%, and matures in December 2006. In accordance with SFAS 133, the caps were recorded at cost as assets, with the carrying values of the caps adjusted to their fair values quarterly. During the nine months ended September 30, 2002, the fair values of the caps decreased by $81,000 and $91,000, respectively, with charges to interest expense in these amounts.

During the first nine months of 2002, we also closed two construction loans totaling $31.6 million to fund the construction of a 216-unit apartment community in Charleston, South Carolina, and a 296-unit apartment community in Orlando, Florida.

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 4. NOTES AND INTEREST PAYABLE (Continued)

In May 2002, we obtained a $2 million revolving line of credit secured by shares of Tarragon treasury stock. Advances under the line of credit bear interest at LIBOR plus 2% per annum, and payments of interest only monthly are due, with the principal due at maturity of May 2004. There were no outstanding advances under the line of credit at September 30, 2002.

Also during the first nine months of 2002, we made net repayments totaling $7.9 million of advances from affiliates of William S. Friedman, our President and Chief Executive Officer and Chairman of our Board of Directors, pursuant to a $20 million revolving line of credit arrangement. Advances under the line of credit, totaling $3.9 million as of September 30, 2002, bear interest at LIBOR plus 1% per annum, and the line of credit matures in January 2004. In October 2002, the remaining balance was repaid.

NOTE 5. EARNINGS PER COMMON SHARE

Income (loss) per common share has been computed based on the weighted average number of shares of common stock outstanding for the three and nine month periods ended September 30, 2002 and 2001. The information presented for 2001 has been restated to give effect to the stock dividend declared in December 2001 and recorded in March 2002. The effect of stock options on weighted average shares of common stock outstanding - assuming dilution for the three and nine month periods ended September 30, 2001, and the three month period ended September 30, 2002, is not reflected because their effect is anti-dilutive due to net losses in those periods.


                                                  For the Three Months     For the Nine Months
                                                  Ended September 30,      Ended September 30,
                                                  --------------------    ---------------------
                                                     2002        2001       2002        2001
                                                  ---------   ---------   ---------   ---------
Weighted average shares of common stock
  outstanding .................................   8,019,432   8,213,491   8,087,203   8,236,345
Convertible preferred interest of minority
  partner in consolidated partnership .........          --          --     207,852          --
Stock options .................................          --          --     456,409          --
                                                  ---------   ---------   ---------   ---------
Weighted average shares of  common stock
  outstanding - assuming dilution .............   8,019,432   8,213,491   8,751,464   8,236,345
                                                  =========   =========   =========   =========

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

The following table summarizes apartment units and commercial square footage in the development and investment divisions. The for-sale housing division includes two consolidated apartment properties with 373 units which are scheduled for renovation and sale as condominiums, a 42-story luxury condominium project under development and a mixed-use retail and residential condominium project owned through unconsolidated joint ventures.

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 7. SEGMENT REPORTING (Continued)

                                                                           September 30,
                                                                        ---------------------
                                                                           2002       2001
                                                                        ---------   ---------
Apartment units:
  Consolidated or directly owned:
     Development division:
       Completed apartment units in lease-up or under renovation ....         702       2,800
       Apartment units under construction ...........................         512         178
     Investment division ............................................       9,555       7,053
  Unconsolidated and owned through joint ventures:
     Development division:
       Completed apartment units in lease-up or under renovation ....         278       1,431
       Apartment units under construction ...........................         732         620
     Investment division ............................................       4,236       4,495
                                                                        ---------   ---------
                                                                           16,015      16,577
                                                                        =========   =========
Commercial square footage:
  Consolidated or directly owned:
     Development division:
       Completed commercial space ...................................     373,131     786,374
       Commercial space under construction ..........................          --      34,381
     Investment division ............................................     796,748     601,266
  Unconsolidated and owned through joint ventures:
     Development division ...........................................          --     163,986
     Investment division ............................................     267,022     102,937
                                                                        ---------   ---------
                                                                        1,436,901   1,688,944
                                                                        =========   =========

The following tables summarize operating data through income (loss) from continuing operations and identifiable assets of our real estate and investments in partnerships for the three divisions and funds from operations for our investment division. We use funds from operations to measure the performance of our investment division. We measure the performance of our development and for-sale housing divisions primarily by net profit from third party and intercompany sales. Intercompany sales for 2002 include transfers on January 1, 2002, from the development division to the investment division of properties with 2,970 apartment units and 355,737 square feet of commercial space that were stabilized during 2001, and transfers on April 1, 2002, from the development division to the investment division of properties with 737 apartment units and 34,381 square feet of commercial space that were stabilized in the first quarter of 2002. Intercompany sales for 2001 include transfers on January 1, 2001, from the development division to the investment division of properties with 2,172 apartment units that were stabilized during 2000. The sale prices for these properties are their estimated fair market values as of the date of transfer, and the cost of sales is their net carrying values as of the same date. Three commercial properties with 253,460 square feet were targeted for reposition in 2001. The January 1, 2001, transfer of these properties from the investment division to the development division is shown as an intercompany sale in the operating data for the nine months ended September 30, 2001. The gain to the investment division is the excess of the properties' aggregate estimated fair market values over their aggregate net carrying values as of December 31, 2000. Gains on transfers of assets between segments do not represent gains recognizable in accordance with GAAP and, accordingly, are eliminated for purposes of consolidated reporting.

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 7. SEGMENT REPORTING (Continued)

Dollar amounts in the following tables are in thousands. Operating data for 2001 has been restated to present the For-Sale Housing Division separately from the Development Division consistent with the 2002 presentation.

                                                                For the Three Months Ended September 30, 2002
                                                      ------------------------------------------------------------------
                                                                                   For-Sale
                                                      Investment    Development     Housing    Eliminations     Total
                                                      ----------    ----------    ----------   ------------   ----------
Rental revenue
  Consolidated properties .........................   $   20,923    $    1,748    $      526    $       --    $   23,197
  Unconsolidated properties .......................        9,997           775            --            --        10,772
                                                      ----------    ----------    ----------    ----------    ----------
     Total rental revenue .........................       30,920         2,523           526            --        33,969
Sales of apartment development and for-sale
  housing inventory
     Consolidated properties
       Sales to third parties .....................           --            --         5,222            --         5,222
                                                      ----------    ----------    ----------    ----------    ----------
                                                          30,920         2,523         5,748            --        39,191

Property operating expenses
  Consolidated properties .........................       10,721         1,546           304            --        12,571
  Unconsolidated properties .......................        5,268           510            --            --         5,778
Costs of sales of apartment development and
  for-sale housing inventory
     Consolidated properties
     Sales to third parties .......................           --            --         6,122            --         6,122
                                                      ----------    ----------    ----------    ----------    ----------
                                                          15,989         2,056         6,426            --        24,471
                                                      ----------    ----------    ----------    ----------    ----------

Net operating income (loss) .......................       14,931           467          (678)           --        14,720

Interest expense
  Consolidated properties .........................        5,578           349           244            --         6,171
  Unconsolidated properties .......................        3,343           442            --            --         3,785
                                                      ----------    ----------    ----------    ----------    ----------

Property level income (loss) before
  depreciation ....................................        6,010          (324)         (922)           --         4,764

Allocated general and administrative
  expenses and other corporate items ..............       (1,692)       (1,399)         (252)           --        (3,343)
                                                      ----------    ----------    ----------    ----------    ----------

Income (loss) before depreciation and gain
    on sale of real estate ........................        4,318        (1,723)       (1,174)           --         1,421
                                                      ----------    ----------    ----------    ----------    ----------

Depreciation
  Consolidated properties .........................       (4,782)         (598)           --           291        (5,089)
  Unconsolidated properties .......................       (2,087)         (291)           --           353        (2,025)
Distributions from unconsolidated partnerships
  in excess of investment .........................        5,577            --            --            --         5,577
Elimination of management fees paid to
  Tarragon ........................................          251            16            --            --           267
Outside partners' interests in (income) loss of
  unconsolidated partnerships .....................           (7)          141            --           (99)           35
                                                      ----------    ----------    ----------    ----------    ----------
Income (loss) from continuing operations ..........   $    3,270    $   (2,455)   $   (1,174)   $      545    $      186
                                                      ==========    ==========    ==========    ==========    ==========

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 7. SEGMENT REPORTING (Continued)

                                                             For the Three Months Ended September 30, 2001
                                                      ------------------------------------------------------------------
                                                                                   For-Sale
                                                      Investment    Development     Housing    Eliminations     Total
                                                      ----------    ----------    ----------   ------------   ----------
Rental revenue
  Consolidated properties ..........................   $   14,398    $    5,838    $       72   $       --    $   20,308
  Unconsolidated properties ........................        9,088         3,889            --           --        12,977
                                                       ----------    ----------    ----------   ----------    ----------
     Total rental revenue ..........................       23,486         9,727            72           --        33,285
Sales of apartment development and for-sale
  housing inventory
     Consolidated properties
       Sales to third parties ......................           --            --         5,096           --         5,096
                                                       ----------    ----------    ----------   ----------    ----------
                                                           23,486         9,727         5,168           --        38,381

Property operating expenses
  Consolidated properties ..........................        7,987         3,366           551           --        11,904
  Unconsolidated properties ........................        4,118         1,699            --           --         5,817
Costs of sales of apartment development and
  for-sale housing inventory
     Consolidated properties
       Sales to third parties ......................           --            --         4,535           --         4,535
                                                       ----------    ----------    ----------   ----------    ----------
                                                           12,105         5,065         5,086           --        22,256
                                                       ----------    ----------    ----------   ----------    ----------

Net operating income ...............................       11,381         4,662            82           --        16,125

Interest expense
  Consolidated properties ..........................        3,986         2,760            79           --         6,825
  Unconsolidated properties ........................        2,631         1,527            --           --         4,158
                                                       ----------    ----------    ----------   ----------    ----------

Property level income before depreciation ..........        4,764           375             3           --         5,142

Allocated general and administrative
  expenses and other corporate items ...............       (1,434)       (1,433)           --           --        (2,867)
                                                       ----------    ----------    ----------   ----------    ----------

Income (loss) before depreciation and gain on
  sale of real estate ..............................        3,330        (1,058)            3           --         2,275

Depreciation
  Consolidated properties ..........................       (2,812)       (2,303)           --           76        (5,039)
  Unconsolidated properties ........................       (1,449)         (721)           --           85        (2,085)
Gain on sale of real estate
  Consolidated properties
     Sales to third parties ........................           --         1,902            --           --         1,902
Gain on sale of real estate of unconsolidated
  partnerships .....................................           --         1,188            --           --         1,188
Distributions from unconsolidated partnerships
  in excess of investment ..........................          100            --            --           --           100
Elimination of management fees paid to
  Tarragon .........................................          141           110            --           --           251
Outside partners' interests in (income) loss of
  unconsolidated partnerships ......................         (262)           10            --          (73)         (325)
                                                       ----------    ----------    ----------   ----------    ----------
Income (loss) from continuing operations ...........   $    (952)    $     (872)   $        3   $       88    $   (1,733)
                                                       ==========    ==========    ==========   ==========    ==========

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 7. SEGMENT REPORTING (Continued)

                                                             For the Nine Months Ended September 30, 2002
                                                     ------------------------------------------------------------------
                                                                                  For-Sale
                                                     Investment    Development     Housing    Eliminations     Total
                                                     ----------    ----------    ----------   ------------   ----------
Rental revenue
  Consolidated properties ........................   $   58,502    $    6,299    $    2,215    $       --    $   67,016
  Unconsolidated properties ......................       32,632         1,187            --            --        33,819
                                                     ----------    ----------    ----------    ----------    ----------
     Total rental revenue ........................       91,134         7,486         2,215            --       100,835
Sales of apartment development and for-sale
  housing inventory
     Consolidated properties
       Sales to third parties ....................           --            --        20,398            --        20,398
       Intercompany sales ........................           --       185,109            --      (185,109)           --
     Unconsolidated properties
       Intercompany sales ........................           --       118,850            --      (118,850)           --
                                                     ----------    ----------    ----------    ----------    ----------
                                                         91,134       311,445        22,613      (303,959)      121,233

Property operating expenses
  Consolidated properties ........................       29,525         4,788         1,084            --        35,397
  Unconsolidated properties ......................       16,161           760            --            --        16,921
Costs of sales of apartment development and
  for-sale housing inventory
     Consolidated properties
       Sales to third parties ....................           --            --        22,658            --        22,658
       Intercompany sales ........................           --       159,918            --      (159,918)           --
     Unconsolidated properties
       Intercompany sales ........................           --        89,628            --       (89,628)           --
                                                     ----------    ----------    ----------    ----------    ----------
                                                         45,686       255,094        23,742      (249,546)       74,976
                                                     ----------    ----------    ----------    ----------    ----------
Net operating income (loss) ......................       45,448        56,351        (1,129)      (54,413)       46,257

Interest expense
  Consolidated properties ........................       16,481         1,655         1,065            --        19,201
  Unconsolidated properties ......................        9,883           751            --            --        10,634
                                                     ----------    ----------    ----------    ----------    ----------

Property level income (loss) before
  depreciation ...................................       19,084        53,945        (2,194)      (54,413)       16,422

Allocated general and administrative
  expenses and other corporate items .............       (4,506)       (3,714)         (696)           --        (8,916)
                                                     ----------    ----------    ----------    ----------    ----------
Income (loss) before depreciation and gain
  on sale of real estate .........................       14,578        50,231        (2,890)      (54,413)        7,506

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 7. SEGMENT REPORTING (Continued)

                                                                   For the Nine Months Ended September 30, 2002
                                                       ------------------------------------------------------------------
                                                                                    For-Sale
                                                       Investment    Development     Housing    Eliminations     Total
                                                       ----------    ----------    ----------   ------------   ----------
Depreciation
  Consolidated properties ..........................   $  (13,795)   $   (1,936)   $       --    $      823    $  (14,908)
  Unconsolidated properties ........................       (7,291)         (506)           --         1,129        (6,668)
Gain on sale of real estate of unconsolidated
  partnerships, net of income previously
  recognized by Tarragon ...........................       11,125            --            --            --        11,125
Distributions from unconsolidated partnerships
  in excess of investment ..........................        5,577            --            --            --         5,577
Elimination of management fees paid to
  Tarragon .........................................          770            25            --            --           795
Outside partners' interests in (income) loss of
  unconsolidated partnerships ......................       (1,851)          249            --          (242)       (1,844)
Outside partners' interests in intercompany sales of
  unconsolidated partnerships ......................           --        (2,754)           --         2,754            --
                                                       ----------    ----------    ----------    ----------    ----------
Income (loss) from continuing operations ...........   $    9,113    $   45,309    $   (2,890)   $  (49,949)   $    1,583
                                                       ==========    ==========    ==========    ==========    ==========


                                                               For the Nine Months Ended September 30, 2001
                                                       ------------------------------------------------------------------
                                                                                    For-Sale
                                                       Investment    Development     Housing    Eliminations     Total
                                                       ----------    ----------    ----------   ------------   ----------
Rental revenue
  Consolidated properties ..........................   $   42,488    $   19,105    $      412    $       --    $   62,005
  Unconsolidated properties ........................       26,777         8,766            --            --        35,543
                                                       ----------    ----------    ----------    ----------    ----------
     Total rental revenue ..........................       69,265        27,871           412            --        97,548
Sales of apartment development and for-
  sale housing inventory
     Consolidated properties
       Sales to third parties ......................           --            --        17,651            --        17,651
       Intercompany sales ..........................           --        18,750            --       (18,750)           --
     Unconsolidated properties
       Intercompany sales ..........................           --        89,400            --       (89,400)           --
                                                       ----------    ----------    ----------    ----------    ----------
                                                           69,265       136,021        18,063      (108,150)      115,199

Property operating expenses
  Consolidated properties ..........................       22,909         9,561           990            --        33,460
  Unconsolidated properties ........................       12,503         3,953            --            --        16,456
Costs of sales of apartment development and
  for-sale housing inventory
     Consolidated properties
       Sales to third parties ......................           --            --        13,643            --        13,643
       Intercompany sales ..........................           --        17,785            --       (17,785)           --
     Unconsolidated properties
       Intercompany sales ..........................                     74,119            --       (74,119)           --
                                                       ----------    ----------    ----------    ----------    ----------
                                                           35,412       105,418        14,633       (91,904)       63,559
                                                       ----------    ----------    ----------    ----------    ----------
Net operating income ...............................       33,853        30,603         3,430       (16,246)       51,640

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 7. SEGMENT REPORTING (Continued)

                                                             For the Nine Months Ended September 30, 2001
                                                     ------------------------------------------------------------------
                                                                                  For-Sale
                                                     Investment    Development     Housing    Eliminations     Total
                                                     ----------    ----------    ----------   ------------   ----------
Interest expense
  Consolidated properties ........................   $   12,556    $    8,475    $      142   $       --    $   21,173
  Unconsolidated properties ......................        8,024         3,354            --           --        11,378
                                                     ----------    ----------    ----------   ----------    ----------

Property level income before depreciation ........       13,273        18,774         3,288      (16,246)       19,089

Allocated general and administrative
  expenses and other corporate items .............       (3,135)       (3,134)           --           --        (6,269)
                                                     ----------    ----------    ----------   ----------    ----------

Income before depreciation and gain on sale of
  real estate ....................................       10,138        15,640         3,288      (16,246)       12,820

Depreciation
  Consolidated properties ........................       (7,892)       (5,996)           --          232       (13,656)
  Unconsolidated properties ......................       (4,432)       (1,401)           --          402        (5,431)
Gain on sale of real estate
  Consolidated properties
     Sales to third parties ......................          557         2,133            --           --         2,690
     Intercompany sales ..........................          808            --            --         (808)           --
Gain on sale of real estate of unconsolidated
  partnerships ...................................           --         1,188            --           --         1,188
Distributions from unconsolidated partnerships
  in excess of investment ........................          349           133            --           --           482
Elimination of management fees paid
  to Tarragon ....................................          732           222            --           --           954
Outside partners' interests in income of
  unconsolidated partnerships ....................       (1,092)          (89)           --          (84)       (1,265)
Outside partners' interests in intercompany
  sales of unconsolidated partnerships ...........                     (4,041)           --        4,041            --
                                                     ----------    ----------    ----------   ----------    ----------
Income (loss) from continuing operations .........   $     (832)   $    7,789    $    3,288   $  (12,463)   $   (2,218)
                                                     ==========    ==========    ==========   ==========    ==========


                                                                                For the Three Months      For the Nine Months
                                                                                Ended September 30,       Ended September 30,
                                                                               ----------------------    ----------------------
                                                                                 2002         2001         2002        2001
                                                                               ---------    ---------    ---------    ---------
Reconciliation of revenues per operating data table to total revenues per accompanying Consolidated Statements of Operations:
  Total revenues per operating data table ..................................   $  39,191    $  38,381    $ 121,233    $ 115,199
  Less expenses related to unconsolidated partnerships:
     Property operating expenses ...........................................      (5,778)      (5,817)     (16,921)     (16,456)
     Interest expense ......................................................      (3,785)      (4,158)     (10,634)     (11,378)
     Depreciation expense ..................................................      (2,025)      (2,085)      (6,668)      (5,431)
  Gain on sale of real estate of unconsolidated partnerships,
     net of income previously recognized by Tarragon .......................          --        1,188       11,125        1,188
  Distributions from unconsolidated partnerships in excess of investment ...       5,577          100        5,577          482
  Elimination of management fees paid to Tarragon ..........................         267          251          795          954
  Outside partners' interests in (income) loss of unconsolidated
      partnerships .........................................................          35         (325)      (1,844)      (1,265)
  Interest, management fee, and other revenue presented with allocated
     general and administrative expenses and other corporate items .........         237          193          901          431
                                                                               ---------    ---------    ---------    ---------
  Total revenues per accompanying Consolidated Statements of
     Operations ............................................................   $  33,719    $  27,728    $ 103,564    $  83,724
                                                                               =========    =========    =========    =========

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 7. SEGMENT REPORTING (Continued)

                                                                              For the Three Months       For the Nine Months
                                                                               Ended September 30,      Ended September 30,
                                                                             ----------------------    ----------------------
                                                                               2002         2001         2002         2001
                                                                             ---------    ---------    ---------    ---------
Funds from operations -  Investment Division (1):
  Same store stabilized properties .......................................   $   3,628    $   3,548    $  11,662    $  10,210
  Properties stabilized during 2001 or the first quarter of 2002 .........       2,012           --        5,873           --
  Property acquired after September 30, 2001 .............................         115           --          308           --
  Unconsolidated properties sold in 2002 .................................          (3)         578           (7)       1,429
  Property targeted for condominium conversion in 2002 ...................          --          122           --          417
  Properties sold in 2001 ................................................          --           57           --          211
  Discontinued operations ................................................          --          (15)          80           43
                                                                             ---------    ---------    ---------    ---------
                                                                                 5,752        4,290       17,916       12,310
  Allocation of corporate interest expense ...............................        (257)         (69)        (950)        (336)
  Allocation of general and administrative expenses and other
     corporate items .....................................................      (1,780)      (1,431)      (4,594)      (4,434)
                                                                             ---------    ---------    ---------    ---------
                                                                             $   3,715    $   2,790    $  12,372    $   7,540
                                                                             =========    =========    =========    =========

Reconciliation of funds from operations to income (loss) from continuing operations - Investment Division:
  Funds from operations ..................................................   $   3,715    $   2,790    $  12,372    $   7,540
  Discontinued operations ................................................          --           15          (80)         (43)
  Depreciation and amortization of real estate assets ....................      (4,539)      (2,839)     (13,429)      (7,982)
  Depreciation and amortization of real estate assets of partnerships ....      (1,569)        (947)      (5,245)      (3,361)
  Distributions from partnerships in excess of investments in the
     partnerships ........................................................       5,577           29        5,577          349
  Gain on sale of real estate to third parties ...........................          --           --           --          557
  Gain on intercompany sale of real estate ...............................          --           --           --          808
  Gain on sale of real estate of unconsolidated partnerships .............          --           --        9,832           --
  Litigation settlement ..................................................          47           --           47        1,147
  Insurance and other claims .............................................          39           --           39          153
                                                                             ---------    ---------    ---------    ---------
  Income (loss) from continuing operations ...............................   $   3,270    $    (952)   $   9,113    $    (832)
                                                                             =========    =========    =========    =========


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

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 7. SEGMENT REPORTING (Continued)

                                                         September 30,
                                                      -------------------
                                                        2002       2001
                                                      --------   --------
Identifiable assets:
  Real estate net of accumulated depreciation:
     Investment ...................................   $378,146   $206,029
     Development ..................................     63,155    228,852
     For-sale housing .............................     31,422         --
                                                      --------   --------
                                                      $472,723   $434,881
                                                      ========   ========
  Investments in and advances to partnerships:
     Investment ...................................   $  9,321   $ 14,105
     Development ..................................      5,866     23,304
     For-sale housing .............................     12,182         --
                                                      --------   --------
                                                      $ 27,369   $ 37,409
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


                                                     For the Three Months     For the Nine Months
                                                     Ended September 30,       Ended September 30,
                                                    ----------------------    ---------------------
                                                       2002         2001        2002        2001
                                                    ---------    ---------    ---------   ---------
  Income (loss) from continuing operations ......   $     186    $  (1,733)   $   1,583   $  (2,218)
  Add back amortization expense:
     Goodwill ...................................          --          168           --         503
     Intangible assets ..........................          --           42           --         122
                                                    ---------    ---------    ---------   ---------
  Adjusted income (loss) from continuing
     operations .................................   $     186    $  (1,523)   $   1,583   $  (1,593)
                                                    =========    =========    =========   =========

  Net income (loss) .............................   $    (119)   $  (1,769)   $   3,227   $  (2,483)
  Add back amortization expense:
     Goodwill ...................................          --          168           --         503
     Intangible assets ..........................          --           42           --         122
                                                    ---------    ---------    ---------   ---------
  Adjusted net income (loss) ....................   $    (119)   $  (1,559)   $   3,227   $  (1,858)
                                                    =========    =========    =========   =========

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 8. GOODWILL (Continued)

                                                  For the Three Months     For the Nine Months
                                                  Ended September 30,      Ended September 30,
                                                  --------------------  -------------------------
                                                   2002         2001        2002       2001
                                                  --------    --------    --------   --------
Earnings per common share
  Income (loss) from continuing operations
     allocable to common stockholders .........   $     --    $   (.22)   $    .14   $   (.33)
     Amortization of goodwill .................         --         .02          --        .06
     Amortization of intangible assets ........         --         .01          --        .01
                                                  --------    --------    --------   --------
  Adjusted income (loss) from continuing
     operations allocable to common
     stockholders .............................   $     --    $   (.19)   $    .14   $   (.26)
                                                  ========    ========    ========   ========

  Net income (loss) allocable to common
     stockholders .............................   $   (.04)   $   (.22)   $    .34   $   (.36)
     Amortization of goodwill .................         --         .02          --        .06
     Amortization of intangible assets ........         --         .01          --        .01
                                                  --------    --------    --------   --------
  Adjusted net income (loss) allocable to
     common stockholders ......................   $   (.04)   $   (.19)   $    .34   $   (.29)
                                                  ========    ========    ========   ========
Earnings per common share - assuming
  dilution
  Income (loss) from continuing operations
     allocable to common stockholders .........   $     --    $   (.22)   $    .12   $   (.33)
     Amortization of goodwill .................         --         .02          --        .06
     Amortization of intangible assets ........         --         .01          --        .01
                                                  --------    --------    --------   --------
  Adjusted income (loss) from continuing
     operations allocable to common
     stockholders .............................   $     --    $   (.19)   $    .12   $   (.26)
                                                  ========    ========    ========   ========

  Net income (loss) allocable to common
     stockholders .............................   $   (.04)   $   (.22)   $    .31   $   (.36)
     Amortization of goodwill .................         --         .02          --        .06
     Amortization of intangible assets ........         --         .01          --        .01
                                                  --------    --------    --------   --------
  Adjusted net income (loss) allocable to
     common stockholders ......................   $   (.04)   $   (.19)   $    .31   $   (.29)
                                                  ========    ========    ========   ========

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

Assets held for sale and liabilities related to assets held for sale in the accompanying Consolidated Balance Sheets include the following:

                                                                     September 30,  December 31,
                                                                     ------------   ------------
                                                                         2002           2001
                                                                     ------------   ------------
Real estate (net of accumulated depreciation of $239 in 2001) ....   $         --   $      2,684
Other assets, net ................................................             --             11
                                                                     ------------   ------------
                                                                     $         --   $      2,695
                                                                     ============   ============

Notes and interest payable .......................................   $         --   $      1,906
Other liabilities ................................................             --             52
                                                                     ------------   ------------
                                                                     $         --   $      1,958
                                                                     ============   ============

The operations of properties for which a plan of disposal was implemented after the adoption of SFAS 144 have been reported in discontinued operations. Total revenues included in discontinued operations were $218,000 for the nine month period ended September 30, 2002, and $148,000 and $510,000 for the three and nine month periods ended September 30, 2001. These operations were previously reported in the investment segment.

NOTE 10. ACCOUNTING CHANGE

Effective July 1, 2002, we adopted the fair value method defined in SFAS No 123, "Accounting for Stock-Based Compensation," in accounting for our stock option plans, where previously we applied APB No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. SFAS 123 indicates that the fair value method is the preferable method of accounting, and we have elected to apply it prospectively for all options granted since the beginning of 2002. For the three and nine month periods ended September 30, 2002, we have recognized expense of $32,000 and $141,000 related to stock options granted in 2002.

NOTE 11. SUBSEQUENT EVENTS

In October 2002, a land parcel located in Dallas, Texas was sold for $420,000. We received net cash proceeds of $382,000 and recognized a gain of $269,000.

Also in October 2002, we closed an $8.3 million mortgage secured by a recently completed shopping center in Paramus, New Jersey. After paying off the existing loan, establishing required escrows, and paying closing costs, we received net cash proceeds of $1.2 million.

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

In the first nine months of 2002, borrowings generated net proceeds of $43.7 million from the refinancing of mortgages on consolidated and unconsolidated properties (after existing loan payoffs) and construction loan fundings. We also repaid $8.9 million of borrowings under line of credit facilities (including $7.9 million repaid to affiliates of William S. Friedman, President, Chief Executive Officer, and Chairman of the Board of Directors of Tarragon).

Principal payments on notes payable totaling $48.7 million come due during the remainder of 2002, including $43.1 million of balloon payments. Of this amount, $7.5 million has been paid off since the end of the third quarter, and a $14 million construction loan has three one-year extension options. We intend to pay off or extend the loans as they come due largely through refinancings. We estimate that refinancing will generate $4.8 million in net cash proceeds during the remainder of 2002. We believe we can arrange such new financing as may be needed to repay maturing notes.

We have guaranteed $3.7 million of mortgages on two unconsolidated properties. We have also guaranteed construction loans totaling $167.2 million on four unconsolidated properties, including the $90 million construction loan for the Las Olas River House condominium development. This construction loan was closed in March 2002 and has a September 30, 2002, balance of $5 million. The aggregate balance of the other construction loans at September 30, 2002, is $66 million.

In the first nine months of 2002, we received $3 million in net cash proceeds from the sale of an apartment property with a net carrying amount of $2.7 million after paying off a mortgage of $1.9 million. Additionally, we received distributions of $10.7 million of proceeds from the sale of four joint venture properties. We estimate proceeds from the projected sale of real estate will provide approximately $10 million during the remainder of 2002.

As of September 30, 2002, we had entered into contracts for the sale of 26 of the remaining 47 apartments at the 5600 Collins condominium conversion for a total of $7.9 million. During the first nine months of 2002, we closed the sale of 79 condominium units for $20.4 million. After closing costs and payoff of the project mortgage, we received net cash proceeds of $9.1 million. During the first nine months of 2002, Tarragon spent $6.2 million on capital improvements and unit renovations in connection with the condominium conversion.

In April 2002, we purchased a tract of land for development for $2.8 million.

In the first nine months of 2002, Tarragon made capital improvements to its consolidated real estate of $32 million, (excluding expenditures at 5600 Collins discussed above). Of this amount, $21.3 million was spent on construction at our development properties. We expect to spend approximately $23.1 million on construction of three consolidated apartment communities under development during the remainder of 2002, $17.4 million of which will be funded by construction loans. We plan to invest approximately $1.7 million in capital improvements to our consolidated operating properties during the remainder of 2002.

During the first nine months of 2002, Tarragon advanced $4.3 million to a new joint venture that purchased land in Fort Lauderdale, Florida, adjacent to the Las Olas River House condominium development. The joint venture plans to build a second phase of this project on the land. During the same period, Tarragon received net repayment of advances of $6 million from One Las Olas, which owns the Las Olas River House condominium development.

In December 2001, the Board of Directors declared a 10% common stock dividend payable on April 26, 2002, to holders of record on April 15, 2002. This stock dividend was recorded in March 2002.

We paid cash dividends of $513,000 to preferred stockholders in the first nine months of 2002.

The Board of Directors has authorized a common stock repurchase program. We intend to continue to repurchase shares of our common stock as long as we believe the fair market value of our net assets per share is substantially greater than the market price of our common stock. During the first nine months of 2002, Tarragon repurchased 221,392 shares of its common stock in open market and negotiated transactions at a cost of $3.2 million. Subject to market conditions, we expect to repurchase shares of our common stock in 2002 at a rate consistent with prior years. As of September 30, 2002, Tarragon had authority to repurchase an additional 717,304 common shares.

RESULTS OF OPERATIONS

Equity in earnings of partnerships increased $2.9 million and $11.6 million for the three and nine month periods ended September 30, 2002. For the nine month period, Devonshire Apartment Owners, L.L.C., accounted for an increase of $7.6 million resulting from the sale of its only property in the first quarter of 2002 and distribution of net proceeds to its members. For the three month period, the sale of Devonshire's property caused a $242,000 decrease. For both periods, Ansonia Apartments, L.P., accounted for an increase of $5.2 million resulting from the distribution of net proceeds from the mortgage refinancing of several properties. This amount represents proceeds received in excess of Tarragon's investment in the partnership. For the three month period, Ansonia also accounted for a decrease of $1.2 million representing Tarragon's share of the gain on one of its properties sold in the third quarter of 2001. Tarragon's share of gains from the sale of three of its properties in the first and second quarters of 2002 totaled $1.5 million, making the nine month period more comparable. Decreases of $310,000 and $555,000 for the three and nine month periods came from net losses of three partnerships with properties recently completed or under construction that began lease-up in 2002.

In the second quarter of 2002, we began consolidating two partnerships because we now have a controlling interest in each. The consolidation resulted in increases in net rental income (rental revenue less property operating expenses) of $929,000 and $1.8 million for the three and nine month periods. For the same periods, interest expense increased $272,000 and $745,000, and depreciation increased $297,000 and $553,000. For the three and nine month periods, $313,000 and $477,000 representing the outside partners' interest in the partnerships' net income was recorded to minority interest.

In May 2001, we deconsolidated three properties in connection with a change in control upon forming joint ventures with Aetna Life Insurance Company. We experienced decreases in net operating results of $150,000 and $128,000 for the three and nine month periods associated with these properties. For the nine months ended September 30, 2002, the decrease in net operating results includes a decrease in consolidated net rental income of $2 million, a decrease in interest expense of $1.4 million, and a decrease in depreciation of $751,000. Additionally, we recorded losses of $227,000 and $465,000 for the three and nine month periods ended

September 30, 2002, representing our equity in the losses of these joint ventures for the periods. Our equity in the net losses of these joint ventures for the comparable periods in 2001 was $77,000 and $130,000.

We purchased two apartment communities in 2001 that contributed increases of $446,000 and $756,000 to net operating results for the three and nine month periods. We sold a 10% interest in the Liberty Building to a third party in October 2001, and, since that time, we have used the equity method to account for our interest in this property. For the three and nine month periods ended September 30, 2002, we recognized income of $64,000 and $275,000 representing our equity in the income of the joint venture that owns this property. In addition, in the three and nine month periods ended September 30, 2002, we received distributions from operations and from proceeds of refinancing the Liberty Building in amounts greater than the balance of our investment in the joint venture, and $365,000 is included in equity in income of partnerships from these sources. For the three and nine month periods ended September 30, 2001, this property contributed $50,000 and $55,000 to net operating results. These amounts were comprised of net rental income of $202,000 and $555,000, interest expense of $113,000 and $385,000, and depreciation of $39,000 and $115,000. The other property, Forest Park, was purchased in October 2001 and contributed $67,000 and $171,000 to net operating results for the three and nine month periods ended September 30, 2002. These amounts were comprised of net rental income of $212,000 and $598,000, interest expense of $97,000 and $291,000, and depreciation of $48,000 and $136,000.

The sale of two apartment communities, two commercial properties, and a portion of another commercial property during 2001 reduced net operating results by $59,000 and $271,000 for the three and nine month periods. These decreases are comprised of decreases in net rental income of $131,000 and $739,000, decreases in interest expense of $65,000 and $413,000, and decreases in depreciation of $7,000 and $55,000.

The operations of five consolidated apartment communities under development or recently completed and in lease-up and one recently completed consolidated shopping center which began operations in 2001 or 2002 increased our net operating results by $552,000 and $38,000 for the three and nine month periods. These amounts are comprised of increases in net rental income of $1 million and $2.8 million, increases in interest expense of $236,000 and $1.6 million, and increases in depreciation of $222,000 and $1.1 million. As of November 1, 2002, occupancy at the five apartment communities ranged from 17% to 94%, and the retail property was fully leased.

At September 30, 2002, Tarragon's consolidated apartment properties accounted for 88% of its real estate and included 10,257 operating units, and our consolidated operating commercial properties had an aggregate 1.2 million square feet.

The portfolio of 42 consolidated apartment properties with 8,451 units owned for all of 2002 and 2001 reported net rental income of $6.9 million and $21.8 million for the three and nine month periods ended September 30, 2002, compared with $6.7 million and $20.2 million reported in the corresponding periods in 2001. Net rental income as a percentage of rental revenue for the 8,451 units was 43.5% and 45.8% for the three and nine month periods in 2002 compared to 42.5% and 44.4% in 2001. Rental revenue for the same store apartment properties increased $249,000, or 1.6%, and $2 million, or 4.4%, chiefly due to generally higher rental rates. Additionally, for the nine month period, increased occupancy at several properties reduced vacancy losses. Average overall occupancy for apartment communities held in both years increased slightly. Average monthly rental revenue per unit for the same store properties increased 1.6% to $629 from $619 for the three month period and 4.4% to $625 from $599 for the nine month period. Property operating expenses on a same store basis decreased $8,000, or .1% for the three months, and increased $423,000, or 1.7%, for the nine months. Higher property management fees (since changing to third party management for certain of our properties in 2001) and property insurance costs were offset (only partially for the nine month period) by lower utility costs.

For properties held in both years, interest expense decreased $892,000 and $2.2 million primarily due to pay downs or pay offs of several mortgages and decreases in interest rates on our variable rate debt.

Corporate general and administrative expenses increased $608,000 and $1.1 million for the three and nine month periods in 2002 compared to the same periods in 2001. Of these increases, $650,000 in both periods represents expenses incurred in connection with potential acquisitions or development projects that were not selected for further investment. In connection with our adoption of the expense recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 effective July 1, 2002, we recognized compensation expense for the three and nine month periods of $32,000 and $141,000 for stock options granted in 2002. Additionally, in the second quarter of 2002, in accordance with the Accounting Principles Board's Opinion No. 25, we recognized expense of $144,000 in connection with stock options granted with below market exercise prices.

Property general and administrative expenses decreased $59,000 and $551,000 for the three and nine month periods in 2002 compared to the same periods in 2001, primarily due to a change to third party property management for certain of our properties and a related reduction in property management staff in March 2001.

In connection with the adoption of SFAS 142, on January 1, 2002, we ceased amortizing goodwill and other intangible assets with indefinite useful lives. Amortization for these assets in the three and nine month periods ended September 30, 2001, was $210,000 and $625,000.

In March 2002, we recognized a gain of $2.3 million, presented with discontinued operations, from the sale of one property. During 2001, we recognized gains totaling $2.7 million relating to the sale of two properties and portions of two properties.

In September 2002, we recognized income of $84,000 on the receipt of insurance proceeds in connection with fire and storm damage repairs done at four properties.

In September 2002, we recognized income of $102,000 after deduction of attorney's fees and expenses, related to a forfeited deposit from a prospective buyer of one of our properties.

We recognized extraordinary expenses of $695,000 resulting from exit fees, prepayment penalties, and the write-off of deferred financing expenses associated with refinancings during the nine months ended September 30, 2002, and $570,000 during the nine months ended September 30, 2001.

During the first nine months of 2002, we recognized gross revenue of $20.4 million on the sale of 79 condominium units at 5600 Collins Avenue. Due to an increase in estimated costs to complete the condominium conversion, we recorded For-sale housing inventory write-downs in the second and third quarters of 2002 of $1.4 million and $900,000, respectively.

Investment Division

Net rental income for consolidated properties increased $3.8 million and $9.4 million for the three and nine month periods ended September 30, 2002, compared to the same periods in 2001. Net rental income for unconsolidated properties decreased $241,000 for the three month period and increased $2.2 million for the nine month period. Increases for consolidated properties of $929,000 and $1.8 million and decreases for unconsolidated properties of $809,000 and $1.5 million are due to the consolidation of two partnerships because we now hold controlling interests in each. The remaining increases were primarily due to 16 properties (11 consolidated and five unconsolidated) stabilized during 2001 or the first quarter of 2002 and moved from the Development Division into the Investment Division in 2002. For consolidated properties, increases of $3.4 million and $8.7 million came from the 11 recently stabilized properties. Decreases of $468,000 and $1.5 million resulted from the reclassification of a property to the For-Sale Housing Division in 2002 upon initiation of its conversion to condominiums. For unconsolidated properties, increases of $1.7 million and $6.3 million came from the five recently stabilized properties. Decreases of $1.2 million and $2.7 million resulted from the sale of four unconsolidated Investment Division properties in 2002. The properties stabilized in 2001 or the first quarter of 2002 and moved to the Investment Division also accounted for most of the increases in interest and depreciation expense for both consolidated and unconsolidated properties. The 43 same store consolidated properties reported decreases in interest expense of $213,000 and $1.1 million resulting principally from lower interest rates on variable rate debt.

Tarragon uses funds from operations ("FFO") along with net income or loss computed in accordance with accounting principles generally accepted in the United States of America ("GAAP") to measure the performance of the properties in its Investment Division. See NOTE 7. "SEGMENT REPORTING" in the Notes to Consolidated Financial Statements for the definition of FFO. The 62 same store properties, both consolidated and unconsolidated, in the Investment Division reported increases of $80,000, or 2%, and $1.5 million, or 14%, in FFO for the three and nine month periods ended September 30, 2002, compared to the same periods in 2001. Sixteen properties that were stabilized in 2001 or the first quarter of 2002 and moved into the Investment Division in 2002 contributed FFO in 2002 of $2 million and $5.9 million for the three and nine month periods. One property acquired in October 2001 contributed $115,000 and $308,000 to FFO for the Investment Division for the three and nine month periods. Decreases in Investment Division FFO of $638,000 and $1.6 million for the three and nine month periods resulted from the sale of ten properties (both consolidated and unconsolidated) in 2001 and 2002.

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

In the first nine months of 2002, the Development Division reported net profit of $51.7 million on the transfer of 11 consolidated and five unconsolidated properties to the Investment Division upon the determination that they were stabilized. In the first nine months of 2001, the Development Division reported net profit of $12.2 million on the transfer of properties that had become stabilized (five consolidated and five unconsolidated) to the Investment Division.

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

We have investments in 20 partnerships or joint ventures in which we hold noncontrolling interests or our outside partners have significant participating rights, as defined by the Financial Accounting Standards Board's Emerging Issues Task Force in its 96-16 Abstract. The net effect of not consolidating these joint ventures has been to reduce consolidated total assets, total liabilities, and gross revenues and expenses but has had no effect on reported net income or loss except in instances where we have received distributions from a joint venture in excess of our investment in the joint venture, with the excess recorded as income.

Goodwill

Goodwill was recorded in connection with the acquisitions of Tarragon Realty Advisors in 1998 and Accord Properties Associates in 2001 and, until December 31, 2001, was amortized on the straight-line method. We adopted SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized as expenses of operations but rather carried on the balance sheet as permanent assets. These assets are subject to at least annual assessment for impairment by applying a fair-value-based test. As of the date of adoption, we had unamortized goodwill of $2.7 million, which was subject to the transition provisions of SFAS No. 142. We have determined there is no transitional impairment loss at January 1, 2002. Amortization of goodwill and other intangible assets with indefinite useful lives was $210,000 and $625,000 for the three and nine month periods ended September 30, 2001.

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


In June 2002, we sold a put option for $10,000 to La Jolla Cove Investors, Inc. ("LJCI"), which is unaffiliated with us. During a period of one year expiring June 24, 2003, LJCI has the right to sell and we have an obligation to purchase up to a total of 100,000 shares of our common stock then owned or held by LJCI at $15 per share. Any exercise of the put option by LJCI must be in a minimum amount of 5,000 shares per delivery. The sale price will be recorded as a liability as of the date of sale. In accordance with SFAS 133, if the price of our common stock falls below $15 during the term of the put option agreement, the difference between the market price of the stock and the $15 put price multiplied by 100,000 shares will be recorded as a charge to earnings and a corresponding increase to the liability. At November 4, 2002, the closing price was $15.05.

Except as discussed above, there have been no material changes to Tarragon's market risk since December 31, 2001.

ITEM 4. CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-Q, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company's internal controls or other factors that could significantly affect these disclosure controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         99.1     Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2     Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) The following reports on Form 8-K or Form 8-K/A were filed during the quarter covered by this report or with respect to events occurring after the period covered by this report but prior to the filing of this report.

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

                                     TARRAGON REALTY INVESTORS, INC.


Date: November 14, 2002              By: /s/ William S. Friedman
      -----------------                  ----------------------------------
                                         William S. Friedman
                                         President, Chief Executive
                                         Officer, Director, and Chairman of the
                                         Board of Directors


Date: November 14, 2002              By: /s/ Erin D. Pickens
      -----------------                  ----------------------------------
                                         Erin D. Pickens
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)

                                  CERTIFICATION


I, William S. Friedman, President/CEO, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Tarragon Realty Investors, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant H changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                      /s/ William S. Friedman
      -----------------                      ------------------------------
                                             William S. Friedman, President
                                             and Chief Executive Officer

                                  CERTIFICATION


I, Erin D. Pickens, Executive Vice President/CFO, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Tarragon Realty Investors, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                          /s/ Erin D. Pickens
      -----------------                          ---------------------------
                                                 Erin D. Pickens
                                                 Executive Vice President
                                                 and Chief Financial Officer

                        TARRAGON REALTY INVESTORS, INC.
                               INDEX TO EXHIBITS


EXHIBIT 99.1        Certification of Chief Executive Officer Pursuant to 18          Page 38
                    U.S.C. Section 1350, As Adopted Pursuant to Section 906 of
                    the Sarbanes-Oxley Act of 2002

EXHIBIT 99.2        Certification of Chief Financial Officer Pursuant to 18          Page 39
                    U.S.C. Section 1350, As Adopted Pursuant to Section 906 of
                    the Sarbanes-Oxley Act of 2002