Form 10-K
period 2002-12-31
TARRAGON REALTY INVESTORS INC
filed 2003-03-18
CIK 1038217

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(mark one)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM .................... TO ....................

                         COMMISSION FILE NUMBER 0-22999
                                                -------

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the price of the last trade as reported by the National Association of Securities Dealers Automated Quotation System as of June 28, 2002 (the last business day of registrant's most recently completed second fiscal quarter) was an aggregate value of $70,480,593 based upon a total of 4,547,135 shares held as at June 28, 2002, by persons believed to be non-affiliates of the Registrant. The basis of this calculation does not constitute a determination by the Registrant that any persons or entities are affiliates of the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended. Such calculation if made as of a date within sixty days of this filing would yield a greater value. As of March 3, 2003, there were 11,799,865 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission for Registrant's 2002 Annual Meeting of Shareholders to be held in June 2003 are incorporated by reference into Part III.

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K


                                                                                                                       Page
                                                                                                                       ----
                                     PART I
Item 1.      Business...........................................................................................         3

Item 2.      Properties.........................................................................................         7

Item 3.      Legal Proceedings..................................................................................        11

Item 4.      Submission of Matters to a Vote of Security Holders................................................        11

                                     PART II

Item 5.      Market for Registrant's Common Equity
                and Related Stockholder Matters.................................................................        12

Item 6.      Selected Financial Data.............................................................................       13

Item 7.      Management's Discussion and Analysis of Financial Condition and
                Results of Operations...........................................................................        14

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.........................................        28

Item 8.      Financial Statements and Supplementary Data........................................................        29

Item 9.      Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure............................................................................        75

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant.................................................        76

Item 11.     Executive Compensation.............................................................................        76

Item 12.     Security Ownership of Certain Beneficial Owners and Management.....................................        76

Item 13.     Certain Relationships and Related Transactions.....................................................        76

Item 14.     Controls and Procedures............................................................................        76

                                     PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K...................................        77

             Signature Page.....................................................................................        79

                                     PART I

ITEM 1. BUSINESS

General

Tarragon Realty Investors, Inc., is a real estate investor and developer of for-sale housing and rental communities. We own or have an interest in about 15,000 apartment units and 1.4 million square feet of commercial space located primarily in Florida, Connecticut, and Texas. While a majority of our assets consist of stabilized, income real estate, we dedicate increasing amounts of capital and attention to development of rental and for-sale housing and condominium conversion activities.

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

Tarragon has approximately 351 employees, including 234 site-level property employees (such as property managers and maintenance staff) and 117 corporate employees. Tarragon has employment contracts with only William S. Friedman, Robert C. Rohdie, and Robert P. Rothenberg. Mr. Friedman is President and Chief Executive Officer of Tarragon and Chairman of our Board of Directors. Mr. Rohdie is President and Chief Executive Officer of Tarragon Development Corporation, a wholly owned subsidiary of Tarragon, and a member of our Board of Directors since February 2000. Mr. Rothenberg is Chief Operating Officer of Tarragon and a member of our Board of Directors since September 2000. The terms of their employment contracts are contained in our proxy statement to be filed with the SEC by April 30, 2003, in connection with our annual meeting of stockholders to be held in June 2003.

Tarragon's web site address is www.tarragonrealty.com. Tarragon makes available, free of charge, on its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission.

Business Plan and Investment Policy

We divide our business into three principal segments - the operation of our investment portfolio, property development, and for-sale housing. Our objective for each segment is to increase value for shareholders and to obtain a high return on investment through the application of management skill, experience, and capital investment.

Our investment portfolio of stabilized apartment communities and commercial properties is the largest segment and the one whose operation most resembles that of traditional real estate investment trusts (REITs). Funds generated by the operation, sale, or refinancing of properties in the investment portfolio support our overhead and finance our development activities. The investment portfolio represents approximately 75% of our real estate assets.

The second segment is property development through which we create new investment properties, primarily multifamily apartment communities, which, upon stabilization, become part of our investment portfolio. The development activities benefit from the insights into market conditions and tenant tastes provided by our property operation and management. In turn, the expertise in construction, purchasing and financing, which are central to the property development process, assists our property managers in efficiently maintaining and leasing our stabilized properties. During the last six years, we have invested increasing amounts in new construction and development projects, either directly or in partnership with others, and we expect this trend to continue. Properties under development, renovation, or repositioning represent approximately 15% of our real estate assets.

The third segment is the development of housing for sale in which we build or renovate condominium, townhouse, or traditional homes for sale to residents. In 2002, we began to report on the assets in the For-Sale Housing Division in a third segment because we have expanded these activities. In 2000 and 2001, these assets were included in our Development Division. Although it represents just 10% of our real estate assets, this is our most rapidly growing division.

In evaluating future projects, we place the greatest weight on our subjective forecast of the future return on investment, adjusted for risk. We have frequently acquired under-managed and under-performing multifamily projects in areas in which we already had a presence both for the anticipated return from the asset and to enhance the efficiency of our existing portfolio. The actual number and mix of types of income-producing real estate and real estate interests we acquire will depend on market conditions and other circumstances existing at the time of acquisition, as well as the availability of capital.

We have financed acquisitions, development, and capital improvements largely through mortgages and internally generated funds and, to a lesser extent, through property sales and joint ventures. We expect these sources to provide the bulk of funds for future investments. Nevertheless, the availability and cost of credit are key factors in our ability to continue to make new investments.

Competition

Tarragon has not experienced difficulty in locating investment opportunities. Ownership of land for development and properties in which we invest is highly fragmented among individuals, partnerships, and public and private entities. No single entity or person dominates the market for such opportunities. At any given time, many apartment properties or land parcels suitable for development are available for purchase in the various markets where we seek additional investment opportunities. We believe that there is and will continue to be a strong demand for housing in these markets and that the factors discussed above provide a market where a sufficient number of attractive investment opportunities will be available to allow Tarragon to continue to expand through development and acquisitions. However, since the success of any multifamily real estate investment is affected by factors outside of our control, including government regulations and controls, general demand for apartment living, interest rates, operating costs, and job growth, there can be no assurance that we will be successful in our strategy to continue to profit through development and acquisitions.

Tarragon is subject to the risks associated with development, ownership, operation, and financing of real estate. These risks include, but are not limited to, liability for environmental hazards; changes in general or local economic conditions; increases in interest rates and insurance and the availability of mortgage financing which may render the development, acquisition, sale, or refinancing of a property difficult or unattractive and which may make debt service burdensome; changes in real estate and zoning laws; changes in income taxes, real estate taxes, or federal or local economic or rent controls; floods, earthquakes, and other acts of nature; acts of terrorism; and other factors beyond our control. The illiquidity of real estate investments generally may impair our ability to respond promptly to changing circumstances. We believe that some of these risks are partially mitigated by the diversification by geographic region and property type of our real estate. However, to the extent new investments continue to be concentrated in any particular region or property type, the advantages of diversification may diminish.

Executive Officers of the Registrant

Part III of this 10-K is incorporated by reference to a proxy statement to be filed with the SEC in connection with our annual meeting of stockholders to be held in June 2003. Information required by Item 10. "DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT" with respect to Directors will be included in our proxy statement. The following discussion sets forth information required by
Item 10. "DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT" with respect to Tarragon's executive officers.

William S. Friedman (59) has served as President, Chief Executive Officer and a director of Tarragon since April 1997. He has also been Chairman of the Board of Directors since December 2000. He previously served as a Trustee (from March
1988), Chief Executive Officer (from December 1993), President (from December
1988), acting Chief Financial Officer (from May 1990 to February 1991), Treasurer (from August to September 1989), and acting Principal Financial and Accounting Officer (from December 1988 to August 1989) of Vinland Property Trust (until July 1997) and National Income Realty Trust (until November 1998).

Robert C. Rohdie (62) has been a director of Tarragon and President and Chief Executive Officer of Tarragon Development Corporation, a wholly owned subsidiary of Tarragon responsible for real estate development and renovation projects, since February 2000. Since 1988, Mr. Rohdie has also served as President of Rohdhouse Investments, Inc., his wholly owned real estate development company, which acted as Tarragon's joint venture partner in new construction and development projects from 1997 through 2000. Mr. Rohdie has been an attorney at law since 1965.

Robert P. Rothenberg (44) has been a director and the Chief Operating Officer of Tarragon since September 2000. Mr. Rothenberg has been the managing member of APA Management LLC, a real estate investment and management company, since 1994. He is also a Managing Member of Ansonia LLC, which together with Tarragon has acquired close to 2600 apartments in the State of Connecticut since 1997. Mr. Rothenberg was a co-managing member of Accord Properties Associates, LLC, which managed the Ansonia portfolio in Connecticut and was acquired by Tarragon in January 2001.

Chris Clinton (56) has been Senior Vice President - Commercial Asset Management of Tarragon and its predecessors, Vinland Property Trust and National Income Realty Trust, since March 1994. He also served as Vice President of Vinland Property Trust and National Income Realty Trust from October 1988 to March 1994.

Kathryn Mansfield (42) has been Executive Vice President of Tarragon since December 1998 and Secretary and Corporate Counsel of Tarragon since May 1998. She also served as Vice President of Tarragon and its predecessor, National Income Realty Trust, from May 1998 to December 1998. Prior to joining Tarragon, she was Vice President and Senior Counsel for CB Richard Ellis, Inc., formerly CB Commercial Real Estate Group, Inc., from October 1994 to May 1998. Ms. Mansfield has been an attorney at law since 1984.

Todd C. Minor (44) has been Executive Vice President of Tarragon since November 2001 and Treasurer of Tarragon and its predecessors, Vinland Property Trust and National Income Realty Trust, since December 1996. He also served as Senior Vice President of Tarragon and its predecessors from March 1994 to December 1998 and Vice President from April 1991 to July 1993.

Erin D. Pickens (41) has been Executive Vice President and Chief Financial Officer of Tarragon since December 1998. She previously served as Vice President and Chief Accounting Officer for Tarragon and its predecessors, Vinland Property Trust and National Income Realty Trust, from September 1996 to November 1998. She served as Accounting Manager of Vinland Property Trust and National Income Realty Trust from June 1995 to August 1996. Ms. Pickens has been a Certified Public Accountant since 1990.

Charles Rubenstein (44) has been Executive Vice President of Tarragon since December 1998 and General Counsel since September 1998. He also served as Senior Vice President for Tarragon and its predecessor, National Income Realty Trust, from September 1998 to December 1998. Prior to joining Tarragon, he was employed as General Counsel for Simpson Housing Limited Partnership in Denver, Colorado from January 1996 to February 1998. Mr. Rubenstein has been an attorney at law since 1984.

Todd M. Schefler (46) became Executive Vice President - Development for Tarragon in January 2003. He also served as Senior Vice President - Development from May 2001 to December 2002, and as Vice President - Structured Transactions of Tarragon from January 2000 through May 2001. Prior to joining Tarragon, Mr. Schefler was employed by Burroughs Development Corporation of Paramus, New Jersey as a Senior Vice President - Acquisitions and Finance from April 1998 to December 1999, and as Vice President from April 1994 to August 1997. He also served as President of TMS Realty Inc., a real estate finance and development consulting firm, from September 1997 to April 1998.

Saul Spitz (51) joined Tarragon as Executive Vice President of Acquisitions in September 2000. He has been a member of APA Management LLC, a real estate investment and management company, since September 1994. He has also been a member of Ansonia LLC, which together with Tarragon has acquired close to 2600 apartments in the state of Connecticut, since November 1997. Mr. Spitz was a co-managing member of Accord Properties Associates, LLC, which managed the Ansonia portfolio in Connecticut, from 1998 through January 2001, when it was acquired by Tarragon.

Eileen A. Swenson (52) joined Tarragon as President of Tarragon Management, Inc. in September 2000. Ms. Swenson founded and served as President of Accord Properties Associates, LLC and its predecessor, Accord Ventures, Inc., from August 1994 through January 2001, when it was acquired by Tarragon. Ms. Swenson has been a Certified Property Manager since 1987.

William M. Thompson (43) became Executive Vice President - Operations in March 2003. He joined Tarragon as Executive Vice President and Chief Information Officer in September 2000. He served as Chief Financial Officer of Accord Properties Associates, LLC from August 1998 through January 2001, when it was acquired by Tarragon. Mr. Thompson was previously Chief Financial Officer of Myers Northeast, a Connecticut based property management firm, from November 1992 until August 1998. Mr. Thompson has been a Certified Public Accountant since 1982.

ITEM 2. PROPERTIES

At December 31, 2002, our real estate portfolio consisted of 99 properties, including 68 apartment communities (three currently under construction), eight office buildings, 11 retail properties, two condominium conversions, three condominium developments, and seven tracts of land. Of these properties, five were included in For-Sale Housing inventory, and three properties were held for sale. The remaining 91 properties were held for investment. Unconsolidated joint ventures owned 26 of the 99 properties. Most of our properties are pledged to secure mortgages. We believe our properties are adequately covered by liability and casualty insurance, consistent with industry standards.

The following tables summarize information about our Investment Division apartment portfolio and communities in our Development and For-Sale Housing Divisions, including those owned through unconsolidated joint ventures.

                         Tarragon Realty Investors, Inc.
                         Investment Division Apartments
                              Summarized by Market
                                December 31, 2002


                                       Number of    Number of     Percentage of
       Market                         Communities   Apartments        Total
       ------                         -----------   ----------    -------------
California                                      2          730                6%
Connecticut                                    13        2,549               20%
Florida - Mid/North                            20        4,728               36%
Florida - South                                 6          694                5%
Georgia                                         1          360                3%
Kentucky                                        3          424                3%
Louisiana                                       2          320                3%
Maryland                                        1          459                4%
Michigan                                        1          170                1%
Ohio                                            1          504                4%
Oklahoma                                        2          178                1%
Texas                                           9        1,865               14%
                                      -----------   ----------    -------------
                                               61       12,981              100%
                                      ===========   ==========    =============

                         TARRAGON REALTY INVESTORS, INC.
                         INVESTMENT DIVISION APARTMENTS
                                DECEMBER 31, 2002


                                                                                        Year Ended December 31,
                                                                                        -----------------------
                                                                                          2002          2001
                                                                                        ---------     ---------
                                 Ownership
                                Interest if                                       Age    Average       Average
                                   Joint                             Number of    In    Physical       Physical
    Community                     Venture        Location            Apartments  Years  Occupancy     Occupancy
    ---------                   -----------      --------            ----------  -----  ---------     ---------
Acadian Place                                 Baton Rouge, LA               120     28       87.5%         73.2%
Antelope Pines                           (1)  Lancaster, CA                 314     18       96.0%         95.0%
Aspentree                                     Dallas, TX                    296     28       88.0%         92.2%
Autumn Ridge                             70%  East Haven, CT                116     29       93.9%         92.2%
Bay West                                      Bradenton, FL                 299     28       91.2%         88.9%
Bayfront                                      Houston, TX                   200     31       93.9%         94.3%
Brooks, The                                   Addison, TX                   104     33       96.0%         93.8%
Carlyle Towers                                Southfield, MI                170     32       91.5%         91.5%
Club at Danforth                         99%  Jacksonville, FL              288      5       92.6%         93.0%
Courtyard at the Park                         Miami, FL                     127     30       94.0%         95.7%
Creekwood North                               Altamonte Springs, FL         180     29       94.0%         94.9%
Cross Creek                                   Lexington, KY                 144     36       86.4%         83.3%
Desert Winds                                  Jacksonville, FL              152     30       98.1%         97.8%
Diamond Loch                                  Fort Worth, TX                138     24       92.3%         88.0%
Dogwood Hills                            70%  Hamden, CT                     46     30       96.8%         97.2%
Forest Oaks                                   Lexington, KY                 154     31       86.5%         90.0%
Forest Park                                   Rocky Hill, CT                161     35       94.3%         91.5%
Fountainhead                                  Kissimmee, FL                 184     14       90.4%         94.9%
French Villa                                  Tulsa, OK                     100     31       94.9%         94.4%
Groton Towers                            70%  Groton, CT                    114     29       96.8%         95.3%
Gull Harbor                              70%  New London, CT                 65     28       92.8%         92.8%
Hamden Centre                            70%  Hamden, CT                     65     32       95.4%         96.8%
Harbour Green                                 Panama City Beach, FL         200      5       94.3%         90.4%
Heather Hill                                  Temple Hills, MD              459     36       95.6%         95.6%
Holly House                                   North Miami, FL                57     34       93.5%         94.7%
Kirklevington                                 Lexington, KY                 126     27       87.9%         88.1%
Lakeview                                 70%  Waterbury, CT                  88     14       95.0%         92.7%

                                                                              As of December 31,
                                                                     -----------------------------------
                                                                       2002       2001            2002
                                                                     ---------  ---------       --------
                                 Ownership
                                Interest if                                                       Net
                                   Joint                              Monthly    Monthly        Carrying
    Community                     Venture        Location            Rent/Unit  Rent/Unit       Value(3)
    ---------                   -----------      --------            ---------  ---------       --------
                                                                                              (in thousands)
Acadian Place                                 Baton Rouge, LA        $     556  $     549       $  3,333
Antelope Pines                           (1)  Lancaster, CA                710        665         15,896
Aspentree                                     Dallas, TX                   618        626          4,426
Autumn Ridge                             70%  East Haven, CT               599        580          1,936
Bay West                                      Bradenton, FL                656        633          5,974
Bayfront                                      Houston, TX                  645        627          2,681
Brooks, The                                   Addison, TX                  665        677          2,705
Carlyle Towers                                Southfield, MI               915        914          5,572
Club at Danforth                         99%  Jacksonville, FL             821        794         14,795
Courtyard at the Park                         Miami, FL                    769        762          4,103
Creekwood North                               Altamonte Springs, FL        629        595          3,226
Cross Creek                                   Lexington, KY                576        576          1,027
Desert Winds                                  Jacksonville, FL             580        560          2,738
Diamond Loch                                  Fort Worth, TX               663        680          2,626
Dogwood Hills                            70%  Hamden, CT                   968        921          2,471
Forest Oaks                                   Lexington, KY                616        610          3,221
Forest Park                                   Rocky Hill, CT               860        775          8,958
Fountainhead                                  Kissimmee, FL                739        751          7,266
French Villa                                  Tulsa, OK                    657        646          2,724
Groton Towers                            70%  Groton, CT                   860        786          4,679
Gull Harbor                              70%  New London, CT               697        635          1,578
Hamden Centre                            70%  Hamden, CT                   865        801          2,875
Harbour Green                                 Panama City Beach, FL        751        751          9,966
Heather Hill                                  Temple Hills, MD             862        808         12,202
Holly House                                   North Miami, FL              745        729          1,877
Kirklevington                                 Lexington, KY                580        567          2,235
Lakeview                                 70%  Waterbury, CT                774        726          2,910

                         TARRAGON REALTY INVESTORS, INC.
                         INVESTMENT DIVISION APARTMENTS
                                DECEMBER 31, 2002

                                                                                     Year Ended December 31,
                                                                                     -----------------------
                                                                                       2002          2001
                             Ownership                                               ---------     ---------
                            Interest if                                        Age    Average       Average
                               Joint                              Number of    In    Physical      Physical
       Community              Venture          Location           Apartments  Years  Occupancy     Occupancy
       ---------            -----------        --------           ----------  -----  ---------     ---------
Landmark                                   Tallahassee, FL               128     35       89.1%         84.8%
Larchmont                             57%  Toledo, OH                    504     34       88.9%         92.1%
Liberty Building                      90%  New Haven, CT                 124      3       96.0%         93.0%
Links at Georgetown                   99%  Savannah, GA                  360      3       91.0%         92.6%
Marina Park                                Miami, FL                      90     28       94.9%         94.3%
Martins Landing                            Lakeland, FL                  236     29       89.1%         90.6%
Mayfaire at Windsor Parke                  Jacksonville, FL              324      5       91.7%         93.1%
Meadowbrook                                Baton Rouge, LA               200     34       96.5%         90.4%
Mission Trace                              Tallahassee, FL                96     13       90.2%         82.6%
Morningside                                Jacksonville, FL              112     29       91.9%         94.5%
Mustang Creek                              Arlington, TX                 120     28       93.5%         94.1%
Newport (2)                                Plantation, FL                152     29       91.5%         94.8%
Nutmeg Woods                          70%  New London, CT                382     32       95.0%         94.5%
Ocean Beach                           70%  New London, CT                455     30       93.9%         94.3%
Palm Court                                 Miami, FL                     144     31       92.3%         97.7%
Park Dale Gardens                          Dallas, TX                    224     27       92.8%         95.3%
Parkview                              70%  Naugatuck, CT                 160     31       93.9%         93.8%
Prado Bay (2)                              North Bay Village, FL         124     36       92.9%         93.7%
The Regents                                Jacksonville, FL              304     30       91.5%         91.4%
River City Landing                         Jacksonville, FL              352     37       90.0%         89.8%
Sagamore Hills                        70%  Middletown, CT                212     34       93.9%         91.4%
Silver Creek                               Jacksonville, FL              152     30       98.3%         97.7%
Southern Elms                              Tulsa, OK                      78     34       93.6%         96.6%
Summit on the Lake                         Ft. Worth, TX                 198     16       93.0%         90.1%
Vineyard at Eagle Harbor              99%  Orange Park, FL               328      4       89.3%         95.5%
Vintage at Lake Lotta                      Ocoee, FL                     199      1       81.6%         26.3%
Vintage at Legacy                          Frisco, TX                    320      3       94.2%         85.7%
Vintage at Plantation Bay                  Jacksonville, FL              240      1       84.9%         41.1%
Vintage at Tampa Palms                     Tampa, FL                     298      1       78.6%         29.9%

                                                                           As of December 31,
                                                                  -----------------------------------
                                                                    2002       2001            2002
                             Ownership                            ---------  ---------       --------
                            Interest if                                                        Net
                               Joint                               Monthly    Monthly        Carrying
       Community              Venture          Location           Rent/Unit  Rent/Unit       Value(3)
       ---------            -----------        --------           ---------  ---------       --------
                                                                                          (in thousands)
Landmark                                   Tallahassee, FL        $     594  $     576       $  1,976
Larchmont                             57%  Toledo, OH                   408        399          7,008
Liberty Building                      90%  New Haven, CT                991        901          7,691
Links at Georgetown                   99%  Savannah, GA                 793        777         21,881
Marina Park                                Miami, FL                    973        948          3,401
Martins Landing                            Lakeland, FL                 570        573          5,394
Mayfaire at Windsor Parke                  Jacksonville, FL             841        833         19,522
Meadowbrook                                Baton Rouge, LA              497        493          1,561
Mission Trace                              Tallahassee, FL              641        610          2,695
Morningside                                Jacksonville, FL             559        536          2,162
Mustang Creek                              Arlington, TX                958        935          4,117
Newport (2)                                Plantation, FL               815        813          6,859
Nutmeg Woods                          70%  New London, CT               776        718         16,570
Ocean Beach                           70%  New London, CT               653        600         13,509
Palm Court                                 Miami, FL                    745        720          2,674
Park Dale Gardens                          Dallas, TX                   625        618          2,036
Parkview                              70%  Naugatuck, CT                940        887          6,609
Prado Bay (2)                              North Bay Village, FL        912        898          3,863
The Regents                                Jacksonville, FL             530        515          5,414
River City Landing                         Jacksonville, FL             581        570         12,200
Sagamore Hills                        70%  Middletown, CT               801        768          8,324
Silver Creek                               Jacksonville, FL             617        596          2,205
Southern Elms                              Tulsa, OK                    578        574          1,491
Summit on the Lake                         Ft. Worth, TX                570        576          4,122
Vineyard at Eagle Harbor              99%  Orange Park, FL              874        844         18,452
Vintage at Lake Lotta                      Ocoee, FL                    918        949         16,931
Vintage at Legacy                          Frisco, TX                   937        992         26,725
Vintage at Plantation Bay                  Jacksonville, FL             892        879         14,489
Vintage at Tampa Palms                     Tampa, FL                  1,011      1,004         21,789

                         TARRAGON REALTY INVESTORS, INC.
                         INVESTMENT DIVISION APARTMENTS
                                DECEMBER 31, 2002

                                                                                     Year Ended December 31,
                                                                                     -----------------------
                                                                                       2002          2001
                             Ownership                                               ---------     ---------
                            Interest if                                        Age    Average       Average
                               Joint                              Number of    In    Physical      Physical
       Community              Venture          Location           Apartments  Years  Occupancy     Occupancy
       ---------            -----------        --------           ----------  -----  ---------     ---------
Vintage on the Green                       Orlando, FL                   396      2       91.7%         79.9%
Vistas at Lake Worth                       Ft. Worth, TX                 265      4       92.3%         91.4%
Woodcliff Estates                  70%     East Hartford, CT             561     33       91.3%         93.9%
Woodcreek                                  Jacksonville, FL              260     27       90.7%         93.2%
Woodcreek Garden                   (1)     Lancaster, CA                 416     15       96.7%         95.1%
                                                                  ----------  -----  ---------     ---------
Totals/Averages                                                       12,981     17       91.9%         88.7%
                                                                  ==========  =====  =========     =========

                                                                           As of December 31,
                                                                  -----------------------------------
                                                                    2002       2001            2002
                             Ownership                            ---------  ---------       --------
                            Interest if                                                        Net
                               Joint                               Monthly    Monthly        Carrying
       Community              Venture          Location           Rent/Unit  Rent/Unit       Value(3)
       ---------            -----------        --------           ---------  ---------       --------
                                                                                          (in thousands)
Vintage on the Green                       Orlando, FL            $     902  $     881       $ 29,492
Vistas at Lake Worth                       Ft. Worth, TX                703        706         14,518
Woodcliff Estates                  70%     East Hartford, CT            781        756         20,194
Woodcreek                                  Jacksonville, FL             628        600          4,064
Woodcreek Garden                   (1)     Lancaster, CA                704        652         21,940
                                                                  ---------  ---------       --------
Totals/Averages                                                   $     730  $     709       $485,878
                                                                  =========  =========       ========

(1) Tarragon owns 49% of the partnerships that own these properties but consolidates them because it controls them.

(2)      These properties were sold in the first quarter of 2003.

(3) For properties owned by unconsolidated joint ventures, this balance represents the net carrying value on the books of the joint venture.

The Investment Division also has 15 commercial properties with a total of 1,063,770 square feet.

                         TARRAGON REALTY INVESTORS, INC.
                         DEVELOPMENT DIVISION APARTMENTS
                                DECEMBER 31, 2002

                                Ownership
                               Interest if                                                               Percent
                                  Joint                       Number of                  Construction  Completed as  Date of Initial
          Community              Venture       Location       Apartments  Budgeted Cost     Start      of 12/31/02      Occupancy
          ---------            -----------     --------       ----------  -------------  ------------  ------------  ---------------
                                                                          (in thousands)
Villa Tuscany                      70%      Orlando, FL              342  $      25,815        Jul-01         100%          Apr-02
Vintage at Abacoa                  70%      Jupiter, FL              390         44,000        Dec-01          92%          Jul-02
Vintage at Fenwick Plantation               Charleston, SC           216         16,941        Feb-02          98%          Jul-02
Vintage at Madison Crossing                 Huntsville, AL           178         11,269        Jul-01         100%          Feb-02
Vintage at the Parke               70%      Murfreesboro, TN         278         16,644        May-01         100%          Dec-01
Vintage at Vista Lakes                      Orlando, FL              296         20,218        Aug-02          68%             N/A
                                                              ----------  -------------
                                                                   1,700  $     134,887
                                                              ==========  =============

The Development Division also has one community with 524 apartments and four commercial properties with a total of 373,131 square feet under reposition. Reposition is defined as extensive renovation to the interior or exterior of the property or implementation of significant management strategies to increase economic occupancy and revenue of the property.

                         TARRAGON REALTY INVESTORS, INC.
                          FOR SALE HOUSING COMMUNITIES
                                DECEMBER 31, 2002

                                                                       Homes Sold, Not Closed     Homes Available For Sale
                                                                       -----------------------    ------------------------
                          Ownership
                          Interest                                                  Aggregate                    Estimated
                          if Joint                           Number    Number of     Contract     Number of      Remaining
      Community            Venture         Location         of Homes     Homes        Prices        Homes        Sell-out
      ---------           ---------        --------         --------   ---------    ----------    ---------      ---------
                                                                                  (in thousands)               (in thousands)
5600 Collins                          Miami Beach, FL             27          15    $    4,387           12      $   8,377
Las Olas River House         70%      Ft. Lauderdale, FL         281         176       119,823          105        132,677
Pine Crest Village I at
  Victoria Park                       Ft. Lauderdale, FL         139          28         6,529          111         23,966
                                                            --------   ---------    ----------    ---------      ---------
                                                                 447         219    $  130,739          228      $ 165,020
                                                            ========   =========    ==========    =========      =========

Projects in the For-Sale Housing Division's pipeline include second phases of both Las Olas River House and Pine Crest and developments in Fort Myers, Florida, and Hoboken, New Jersey. Pine Crest is an existing property we are renovating and converting to homes for sale, and renovation of the second phase is planned to commence in April 2003 and to include 118 homes. We have obtained approval from the City of Fort Lauderdale, Florida, for 48,000 square feet of retail space in the second phase of Las Olas River House. We are also seeking approval for a 25-story tower above the retail space that will include 44 homes. We plan to begin construction in the summer of 2003. We expect to begin construction of a 131-unit condominium project in Ft. Myers, Florida, in April 2003 on land purchased in December 2002. Tarragon has formed joint ventures, in which it owns interests ranging from 40% to 50%, to develop a total of 1,000 condominium homes and 137 affordable apartments in Hoboken, New Jersey. In February 2003, one of our joint ventures obtained site plan approval from the City of Hoboken, New Jersey for three luxury condominium projects with a total of 436 units. Another of our Hoboken joint ventures also received Developer designation, and are awaiting site plan approval from the City of Hoboken for an additional 351 condominium homes and 87 affordable rental apartments.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the NASDAQ National Market System under the symbol "TARR." The following table sets forth the high and low bid quotations of our common stock reported by the NASDAQ system for the periods indicated. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions. The quotations have been restated to give effect to a 10% stock dividend paid in April 2002 and a three-for-two stock split effective February 14, 2003.

                                                 2002                 2001
                                           ----------------     ----------------
                                            High       Low       High       Low
                                           ------     -----     ------     -----
First quarter                              $ 8.36     $7.82     $ 7.27     $6.36
Second quarter                              10.36      8.48       7.39      6.40
Third quarter                               10.32      9.56       7.54      7.12
Fourth quarter                              10.73      9.77       8.03      7.36

According to the transfer agent's records, at March 3, 2003, our common stock was held by approximately 5,318 holders, including beneficial holders. On March 3, 2003, the closing price of our common stock was $13.58.

No cash dividends were paid to common stockholders in 2002 and 2001. In 2000, the Board of Directors discontinued cash dividends on Tarragon's common stock. In December 2001, the Board of Directors authorized a 10% common stock dividend that was paid on April 26, 2002, to holders of record on April 15, 2002. In January 2003, the Board of Directors approved a three-for-two stock split effective February 14, 2003.




                     [This space intentionally left blank.]

ITEM 6. SELECTED FINANCIAL DATA

Please read the following information along with the Consolidated Financial Statements and Notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. Dollar amounts are in thousands, except per share amounts.

                                                                            For the Years Ended December 31,
                                                          ----------------------------------------------------------------
                                                             2002          2001         2000         1999          1998
                                                          ----------    ----------   ----------   ----------    ----------
OPERATING DATA

Rental revenue ........................................   $   88,111    $   84,020   $   86,990   $   72,977    $   58,798
For-sale housing inventory sales ......................       26,179        25,950        6,704           --            --
Equity in income (loss) of partnerships ...............       17,042         7,819       16,081         (716)         (889)
Total revenue .........................................      132,422       118,645      110,340       73,756        58,700

Net gain on sale of real estate
  Presented in income from continuing operations ......        1,258         4,994        8,031       11,969         2,108
  Presented in discontinued operations ................        6,615            --           --           --            --

Income (loss) from continuing operations ..............   $     (227)   $    1,088   $    9,655   $    5,701    $     (164)

EARNINGS PER COMMON SHARE(1)
Income (loss) from continuing operations
  allocable to common stockholders ....................   $     (.08)   $      .04   $      .70   $      .39    $     (.01)

EARNINGS PER COMMON SHARE - ASSUMING
  DILUTION(1)
Income (loss) from continuing operations
  allocable to common stockholders ....................   $     (.08)   $      .03   $      .69   $      .38    $     (.01)

Cash dividends per common share(1) ....................   $       --    $       --   $       --   $      .23    $      .22

                                                                         December 31,
                                                     ----------------------------------------------------
                                                       2002       2001       2000       1999       1998
                                                     --------   --------   --------   --------   --------
BALANCE SHEET DATA

Real estate held for investment ..................   $427,989   $373,501   $395,351   $253,595   $215,368
Real estate held for sale ........................      7,538     29,232     29,558     51,729     78,607
For-sale housing inventory(2) ....................     31,632     31,412     37,926         --         --
Investments in and advances to partnerships ......     29,102     31,297     29,882     48,834     37,356
Total assets .....................................    540,224    503,770    520,932    379,065    357,060
Notes, debentures, and interest payable ..........    428,926    399,956    426,285    287,767    263,361
Stockholders' equity .............................     73,733     73,118     74,126     72,993     76,685
Book value per common share(1) ...................   $   5.66   $   5.41   $   5.36   $   5.03   $   4.99

----------

(1) Per share data have been restated to give effect to the 10% stock dividends declared in December 2000 and December 2001 and a three-for-two stock split in February 2003.

(2) Prior to 2002, For-sale housing inventory was presented with Real estate held for sale.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Please read this discussion along with the Consolidated Financial Statements and Notes found at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-K

In addition to historical information, this Form 10-K contains forward-looking statements. Forward-looking statements are expressions of our current beliefs and expectations, based on information currently available to us, estimates, and projections about our industry, and certain assumptions made by our management. These statements are not historical facts. We use words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions to identify our forward-looking statements, which include, among other things, our anticipated financings and sales of properties and For-Sale Housing inventory.

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

CRITICAL ACCOUNTING POLICIES

Asset Impairment

We periodically review the carrying values of our properties. Accounting principles generally accepted in the United States of America ("GAAP") requires that the carrying value of a property held for sale not exceed the lower of its cost or its estimated fair value less costs to sell. In instances where a property's estimated fair value less costs to sell is less than its carrying value at the time of evaluation, we provide an allowance for loss by making a charge against operations. Our review of properties held for sale generally includes selective site inspections, comparing the property's current rents to market rents, reviewing the property's expenses and maintenance requirements, discussions with the property manager, and a review of the surrounding area. We may make adjustments to estimated fair values based on future reviews.

We also evaluate our properties held for investment for impairment whenever events or changes in circumstances indicate that a property's carrying value may not be recoverable. This evaluation generally consists of reviewing the property's cash flow and current and projected market conditions, as well as changes in general and local economic conditions. If we conclude that a property has been impaired, its carrying value is written down to estimated fair value with a charge against current earnings.

Investments in Joint Ventures Accounted for Using the Equity Method

We use the equity method to account for investments in partnerships and joint ventures over which we exercise significant influence but do not control. Under the equity method, our initial investments are increased by our proportionate share of the partnerships' operating income and additional advances and decreased by our proportionate share of the partnerships' operating losses and distributions received. All significant intercompany transactions are eliminated.

We have investments in 21 partnerships or joint ventures in which we hold noncontrolling interests or our outside partners have significant participating rights, as defined by the Financial Accounting Standards Board's Emerging Issues Task Force in its 96-16 Abstract. The net effect of not consolidating these joint ventures has been to reduce consolidated total assets, total liabilities, and gross revenues and expenses but has had no effect on reported net income or loss except in instances where we have received distributions from a joint venture in excess of our investment in the joint venture, with the excess recorded as income.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which, among other things, rescinded SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." SFAS No. 4 required gains and losses from extinguishments of debt to be classified as extraordinary items, if material. Under SFAS No. 145, gains and losses on extinguishments of debt will no longer be classified as extraordinary unless they meet the unusual in nature and infrequency of occurrence criteria in the Accounting Principles Board's Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," which is expected to be rare. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. Upon our adoption of SFAS No. 145 in January 2003, prepayment penalties or exit fees and the write-off of deferred financing expenses in connection with repayment of debt prior to maturity will no longer be classified as extraordinary items, but there will be no impact on our reported net income or loss. Such expenses were $846,000 during 2002, $605,000 in 2001, and $2.7 million in 2000. We also recognized an extraordinary gain on debt forgiveness of $420,000 in October 2001 upon the discounted payoff of the mortgage secured by Orlando Central Park.

In November 2002, the FASB issued Interpretation (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of SFAS No. 5, "Accounting for Contingencies," SFAS No. 57, "Related Party Disclosures," and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." FIN 45 requires guarantors to recognize a liability at the inception of guarantee arrangements within its scope. Guarantors are also required to provide additional disclosures for guarantees. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The initial recognition and measurement provisions are applicable prospectively to all guarantees issued or modified after December 31, 2002. We are currently evaluating the effect that adoption of this pronouncement will have on our financial statements.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements," for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We are in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon our financial condition or results of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of cash are property operations, borrowings, and proceeds from the sale of properties. We believe these sources will continue to meet our cash requirements, including debt service payments, property maintenance and improvements, development costs for properties under construction, projected purchases of existing properties, dividends on preferred stock, and planned repurchases of common stock. Although we expect these sources of cash to be sufficient to fund planned uses of cash, we can make no assurance that the expected sales and refinancings of properties will be completed as planned.

Proceeds from borrowings are expected to continue to be a key source of cash for Tarragon. In 2003, we expect to generate net proceeds from mortgage borrowings on consolidated and unconsolidated properties of $30 million. We have a $20 million unsecured line of credit with affiliates of William S. Friedman, our President and Chief Executive Officer and Chairman of our Board of Directors. The line of credit matures in January 2004. All of these funds are available to us as of December 31, 2002, as there was no outstanding balance. We have an additional $10.3 million available under two lines of credit that mature in 2004.

We have sold four consolidated properties since December 31, 2002, for $26.4 million, receiving net proceeds of $12.6 million. We expect to generate an additional $5 million in net proceeds from the sale of consolidated properties during the remainder of 2003.

At December 31, 2002, we had entered into contracts to sell 15 of the remaining 27 units at 5600 Collins Avenue for an aggregate contract price of $4.4 million. We had also entered into contracts to sell 28 units at Pine Crest Village I at Victoria Park for an aggregate contract price of $6.5 million. We began the conversion of Pine Crest to homes for sale in 2002 and expect to begin closing sales in the second quarter of 2003. In 2003, we expect to generate net cash proceeds of $25 million from the sale of For-Sale Housing inventory from both 5600 Collins and Pine Crest.

Contractual Commitments

The following table summarizes information regarding contractual commitments (in thousands).

                                                 2004         2006
                                    2003       and 2005     and 2007    Thereafter     Total
                                 ----------   ----------   ----------   ----------   ---------
Scheduled debt maturities        $   61,322   $  139,411   $   49,412   $  176,880   $ 427,025
Operating leases                        872        1,625        1,738       27,028      31,263
                                 ----------   ----------   ----------   ----------   ---------
                                 $   62,194   $  141,036   $   51,150   $  203,908   $ 458,288
                                 ----------   ----------   ----------   ----------   ---------
Guaranteed debt of
 unconsolidated joint ventures       17,940       67,253           --          925      86,118
                                 ----------   ----------   ----------   ----------   ---------
                                 $   80,134   $  208,289   $   51,150   $  204,833   $ 544,406
                                 ==========   ==========   ==========   ==========   =========

Of the 2003 scheduled debt maturities, the loans provide for extension options of two years for $19.8 million and one year for $7.7 million. Of the 2004 and 2005 scheduled maturities, the loans provide for extension options of two years for $29.8 million and one year for $10.2 million, and $6 million of the 2004 scheduled maturities was repaid in January 2003. We intend to extend the loans or pay them off as they come due largely through refinancings. We believe we can arrange such new financing as may be needed to repay maturing notes.

We have guaranteed $7.8 million of mortgages on three unconsolidated properties. $925,000 relates to a mortgage that matures in 2012, $2.8 million relates to a mortgage that matures in 2003, and $4.1 million relates to a mortgage that matures in 2004. We have also guaranteed construction loans totaling $168.4 million on four unconsolidated properties, including the $90 million construction loan for the Las Olas River House condominium development. This loan was closed in March 2002, has a December 31, 2002, balance of $6.9 million, and matures in 2005. The construction loan provides for a one-year extension. The aggregate balance of the other construction loans at December 31, 2002, is $71.4 million. These construction loans mature in 2003 or 2004 and have one- or two-year extension options.

Cash Flows from Operating Activities

Our net cash flow provided by operating activities increased by $10 million in 2002 compared to 2001. Net cash flow provided by operating activities increased by $19.5 million in 2001 compared to 2000. These increases were primarily due to increases in the excess of For-sale housing inventory sales collected over renovation costs of the condominium conversion. Additionally, the lease-up of newly constructed apartment communities contributed to the increases.

Cash Flows from Investing Activities

During 2002, net cash used in investing activities decreased $24 million compared to 2001 principally related to unconsolidated partnerships and joint ventures. In 2002, Tarragon received its share of net proceeds from the sale of five partnership properties totaling $13.2 million. In 2001, one partnership property was sold, and Tarragon received $1.8 million. Additionally, in 2001, Tarragon advanced $8.1 million to One Las Olas in connection with development of its luxury condominium project. In 2002, the partnership obtained construction financing and repaid Tarragon $4.8 million, although Tarragon advanced an additional $4.6 million to the partnership that plans to develop the second phase of this project. Excluding amounts advanced or received related to Las Olas, we advanced funds for development costs of joint venture properties of $2 million in 2002 and $4.1 million in 2001. We spent $29.5 million in 2002 and $43.8 million in 2001 on development costs for consolidated properties under construction.

Cash flows from investing activities were very similar for 2001 compared to 2000. In 2000, we advanced $5.4 million to joint ventures for property development costs and spent $35.7 million on development costs for consolidated properties.

See "Sales of Consolidated Properties" below for the detail of net cash proceeds from the sale of consolidated properties during the last three years.

Cash Flows from Financing Activities

Cash provided by financing activities decreased $30 million in 2002 compared to 2001 chiefly due to net repayments of advances under our line of credit with affiliates of William S. Friedman in 2002 of $12.2 million, while we borrowed net advances of $5 million during 2001. We received $7.1 million from unconsolidated partnerships and joint ventures representing our share of net financing proceeds in 2002. In 2001, such distributions totaled $10.4 million. Cash provided by financing activities decreased $17 million in 2001 compared to 2000, as distributions from partnerships' financing activities totaled $29 million in 2000.

As stated previously, proceeds from borrowings are a significant source of cash for Tarragon. In 2002, we received net proceeds of $15.4 million from financings of consolidated properties. We also received $30.7 million from construction loan borrowings. In 2001, net cash proceeds from financing were $11.6 million, and construction loan borrowings were $43.2 million. In 2000, net cash proceeds from financing were $22.3 million, and construction loan borrowings were $34.2 million.

Common Stock Repurchase Program

The Board of Directors has authorized a common stock repurchase program. We intend to continue to repurchase shares of our common stock as long as we believe the fair market value of our net assets per share is substantially greater than the market price of our common stock. We repurchased 326,982 shares of our common stock in open market and negotiated transactions in 2002 at a cost of $4.7 million. We repurchased 265,708 shares in 2001 and 549,652 shares in 2000 for an aggregate $3.2 million in 2001 and $5.7 million in 2000. Subject to market conditions, we expect to repurchase shares of our common stock in 2003 at a rate consistent with that of the prior three years. As of December 31, 2002, Tarragon had authority to repurchase an additional 630,406 common shares.

Sales of Consolidated Properties

The following table summarizes sales of consolidated properties during the last three years (in thousands). In accordance with SFAS No. 144, the gains on sale of Collegewood Apartments and English Village Apartments were presented in discontinued operations for the year ended December 31, 2002.

                                                                                Gain
                                                                 Net Cash      (Loss)
Date of Sale             Property                  Sale Price    Proceeds     on Sale
------------             --------                  ----------   ----------   ----------
2002:
      Mar-02     Collegewood Apartments            $    5,238   $    3,005   $    2,267
      Oct-02     Lake Highlands Land                      420          378          267
      Dec-02     Palm Grove Apartments                  3,125        1,890        1,258
      Dec-02     English Village Apartments            12,900        2,519        4,081
                                                   ----------   ----------   ----------
                                                       21,683        7,792        7,873
                                                   ----------   ----------   ----------
2001:
      Feb-01     Park Norton Apartments                 1,019          373           --
      Mar-01     Rancho Sorrento Office Park            4,050        1,484          499
      Apr-01     K-Mart in Charlotte, NC                  375          354          174
      Jul-01     K-Mart in Temple Terrace, FL           7,729        1,871        1,902
      Nov-01     Cornell Apartments                     4,100        1,468        1,919
      Dec-01     Midland Plaza                            950          283          (22)
                                                   ----------   ----------   ----------
                                                       18,223        5,833        4,472
                                                   ----------   ----------   ----------
2000:
      Jan-00     Rancho Sorrento Office Park            6,450        3,758           38
      Feb-00     K-Mart in Charlotte, NC                  175           27           59
      May-00     K-Mart in Charlotte, NC                1,099        1,038          281
      Sep-00     Bryan Hill Apartments                  5,200          844        2,506
      Oct-00     Fenway Hall Apartments                 2,200          830          503
      Nov-00     Riverside Apartments                   8,325        3,098        4,124
      Dec-00     Mariposa Manor Apartments                759            1           20
      Dec-00     Park Place Apartments                    722          586          104
      Dec-00     Tarzana Towne Plaza                    3,800          400          396
      Dec-00     Vintage at Legacy Phase II Land        2,425        1,096           --
                                                   ----------   ----------   ----------
                                                       31,155       11,678        8,031
                                                   ----------   ----------   ----------
                                                   $   71,061   $   25,303   $   20,376
                                                   ==========   ==========   ==========

For-Sale Housing Inventory Sales

The following table summarizes the sales of For-sale housing inventory for 2000 through 2002. Due to an increase in estimated costs to complete the condominium conversion of 5600 Collins Avenue, we recorded For-sale housing inventory write-downs in 2002 totaling $2.7 million.

                                                            2002        2001        2000
                                                          --------    --------    --------
                                                                   (in thousands)
Number of units sold ..................................         99         125          38

Aggregate sales .......................................   $ 26,179    $ 25,950    $  6,704
Gross profit (after inventory write-downs totaling
  $2,680 in 2002) .....................................     (2,680)      4,091       1,797

Aggregate sales collected .............................   $ 27,466    $ 24,718    $  6,250
Mortgage payments .....................................    (10,492)    (16,596)     (3,911)
                                                          --------    --------    --------
Net cash proceeds .....................................     16,974       8,122       2,339
Renovation costs paid .................................     (7,388)    (14,053)     (9,509)
Proceeds from borrowings ..............................         --         462       4,488
                                                          --------    --------    --------
Net cash received (paid) ..............................   $  9,586    $ (5,469)   $ (2,682)
                                                          ========    ========    ========

RESULTS OF OPERATIONS

2002 COMPARED TO 2001

Consolidated Properties

At December 31, 2002, our consolidated apartment communities included 9,815 operating units, and our consolidated commercial properties had an aggregate 1.2 million square feet. The following table summarizes the components of aggregate property level net operating results for all of our consolidated properties for the years ended December 31, 2002 and 2001.

                                        2002        2001       Change
                                      --------    --------    --------
                                               (in thousands)
Rental revenue                        $ 88,111    $ 84,020    $  4,091
Property operating expenses            (47,025)    (44,983)     (2,042)
                                      --------    --------    --------
Net operating income                    41,086      39,037       2,049
Interest expense                       (22,985)    (26,008)      3,023
Depreciation expense                   (19,652)    (19,597)        (55)
                                      --------    --------    --------
                                      $ (1,551)   $ (6,568)   $  5,017
                                      ========    ========    ========

The following table presents the changes in property level revenues and expenses caused by properties consolidated, deconsolidated, or sold during the two-year period and new development properties in lease-up.

                                                         Properties
                                         Properties       Sold in         Properties
                                      Consolidated in     2001 and      Deconsolidated    Properties in     Other
                                       April 2002(a)      2002 (b)        in 2001(c)      Lease-up(d)      Changes     Total
                                      ---------------    ----------    --------------    -------------    -------    -------
Rental revenue ....................   $         4,450    $   (3,917)   $       (4,097)   $       6,309    $ 1,346    $ 4,091
Property operating expenses .......            (1,754)        1,865             1,500           (2,418)    (1,235)    (2,042)
                                      ---------------    ----------    --------------    -------------    -------    -------
Net operating income ..............             2,696        (2,052)           (2,597)           3,891        111      2,049
Interest expense ..................            (1,029)        1,206             1,846           (1,852)     2,852      3,023
Depreciation expense ..............              (922)          681               880           (1,322)       628        (55)
                                      ---------------    ----------    --------------    -------------    -------    -------
                                      $           745    $     (165)   $          129    $         717    $ 3,591    $ 5,017
                                      ===============    ==========    ==============    =============    =======    =======

----------

(a) In connection with a change in control, Antelope Pines and Woodcreek Garden were consolidated beginning April 2002.

(b)  Includes three commercial properties and four apartment communities.

(c) Due to a change in control in connection with forming joint ventures, The Club at Danforth, The Links at Georgetown, The Liberty Building, and The Vineyard at Eagle Harbor were deconsolidated in 2001.

(d) Includes six properties recently completed or under construction that began lease-up in 2001 or 2002.

Other increases in rental revenue are due to a 1% increase in scheduled rents and a 6% decrease in vacancy losses. Other increases in property operating expenses are chiefly due to property tax refunds received in 2001, higher costs of insurance in 2002, and increased management fee expense since out-sourcing management to many of our properties in 2001 and 2002. These increased expenses were partially offset by lower utility costs in 2002. Other decreases in interest expense are due to paying off or paying down several mortgages and decreases in interest rates on our variable rate debt.

The following table presents operating information about our portfolio of 41 consolidated apartment properties with 8,151 units owned for all of 2002 and 2001.

                                                                                                  Percentage
                                                        2002           2001          Change         Change
                                                     ----------     ----------     ----------     ----------
                                                             (in thousands, except per unit amounts)
Rental revenue ...................................   $   61,294     $   59,158     $    2,136            3.6%
Property operating expenses ......................      (33,932)       (33,021)          (911)           2.8%
                                                     ----------     ----------     ----------     ----------
Net operating income .............................   $   27,362     $   26,137     $    1,225            4.7%
                                                     ==========     ==========     ==========     ==========
Net operating income as a percentage of rental
  revenue ........................................         44.6%          44.2%            .4%
Average monthly rental revenue per unit ..........   $      627     $      605     $       22            3.6%

Rental revenue increased chiefly due to generally higher rental rates, as well as decreased vacancy losses due to higher occupancy at several properties. Average overall economic occupancy increased slightly from 90% in 2001 to 91.5% in 2002. The increase in property operating expenses was due to higher property management fees and property insurance costs, partially offset by lower utility expenses, as discussed above.

Unconsolidated Partnerships and Joint Ventures

The following table summarizes the components of equity in income of unconsolidated partnerships and joint ventures for 2002 and 2001.

                                                            2002        2001       Change
                                                          --------    --------    --------
                                                                   (in thousands)
Rental revenue ........................................   $ 41,639    $ 45,349    $ (3,710)
Property operating expenses ...........................    (20,851)    (20,962)        111
                                                          --------    --------    --------
Net operating income ..................................     20,788      24,387      (3,599)
Interest expense ......................................    (14,128)    (14,459)        331
Depreciation expense ..................................     (8,311)     (6,916)     (1,395)
Gain on sale of real estate ...........................     27,382       1,188      26,194
Discontinued operations ...............................      7,539         484       7,055
Elimination of management fees paid to Tarragon .......      1,403       1,146         257
Outside partners' interest in income of joint
  ventures ............................................     (7,429)     (2,153)     (5,276)
Distributions in excess of investment .................      6,055       4,142       1,913
Reduction in gain recognized for distributions in
  excess of investment recognized in 2000 .............    (16,257)         --     (16,257)
                                                          --------    --------    --------
Equity in income of partnerships and
  joint ventures ......................................   $ 17,042    $  7,819    $  9,223
                                                          ========    ========    ========

Gain on sale of real estate for 2002 includes a $25.2 million gain on the sale of Devonshire Apartment Owners' sole property, The Villages at Gateway. The reduction in gain recognized for distributions in excess of investment recognized in 2000 relates to Devonshire Apartment Owners. This income was recognized in connection with the transfer of ownership of The Villages at Gateway to the joint venture in July 2000 and represented distribution of financing proceeds in excess of our investment in the joint venture.

Discontinued operations include the net operating results of Stone Creek Associates and the gain on sale of its only property in December 2002.

Distributions in excess of investment are primarily related to distributions of financing proceeds of joint ventures in which we have recovered our investment. In these situations, the joint ventures' debt is non-recourse to Tarragon, and Tarragon has not committed to fund any cash flow deficits of the joint ventures.

The following table presents the effect of properties consolidated, deconsolidated, or sold during the two-year period and new development properties in lease-up on aggregate joint ventures' property level revenues and expenses.

                                        Properties       Properties      Properties
                                      Consolidated in     Sold in      Deconsolidated      Properties       Other
                                       April 2002(a)      2002(b)        in 2001(c)      in Lease-up(d)    Changes     Total
                                      ---------------    ----------    --------------    --------------    -------    -------
Rental revenue ....................   $        (3,985)   $   (6,713)   $        4,350    $        2,298    $   340    $(3,710)
Property operating expenses .......             1,672         2,804            (1,922)           (1,546)      (897)       111
                                      ---------------    ----------    --------------    --------------    -------    -------
Net operating income ..............            (2,313)       (3,909)            2,428               752       (557)    (3,599)
Interest expense ..................               856         2,235            (1,689)           (1,228)       157        331
Depreciation expense ..............               650           875              (847)             (887)    (1,186)    (1,395)
                                      ---------------    ----------    --------------    --------------    -------    -------
Loss before gain on sale of
  real estate and discontinued
  operations ......................   $          (807)   $     (799)   $         (108)   $       (1,363)   $(1,586)   $(4,663)
                                      ===============    ==========    ==============    ==============    =======    =======

----------

(a) In connection with a change in control, Antelope Pines and Woodcreek Garden were consolidated beginning April 2002.

(b) Includes four apartment communities sold in 2002. Operating results for a fifth property sold have been presented in discontinued operations.

(c) Due to a change in control in connection with forming joint ventures, The Club at Danforth, The Links at Georgetown, The Liberty Building, and The Vineyard at Eagle Harbor were deconsolidated in 2001.

(d) Includes three partnerships with properties recently completed or under construction that began lease-up in 2001 or 2002.

Corporate Expenses

Corporate general and administrative expenses increased $963,000 for 2002 compared to 2001. We incurred $531,000 of expenses in connection with potential acquisitions or development projects or financing transactions that were not selected for further investment. Additionally, we recognized expense of $317,000 in 2002 in connection with stock options granted. We adopted the fair value expense recognition provisions of SFAS No. 123 effective July 1, 2002, and we recognized no expense in 2001 for stock options granted. Partially offsetting these increases was a $796,000 decrease due to ceasing amortization of goodwill in connection with the adoption of SFAS No. 142 in January 2002. The bulk of the remaining increase is related to development-related personnel additions and compensation increases.

Property general and administrative expenses decreased $409,000 for 2002 compared to 2001, primarily due to a change to third party property management for certain of our properties and a related reduction in property management staff during 2001 and 2002.

2001 COMPARED TO 2000

Consolidated Properties

At December 31, 2001, our consolidated apartment communities included 9,837 operating units, and our consolidated operating commercial properties had an aggregate 1.1 million square feet. The following table summarizes the components of aggregate property level net operating results for all of our consolidated properties for the years ended December 31, 2001 and 2000.

                                         2001          2000         Change
                                      ----------    ----------    ----------
                                                  (in thousands)
Rental revenue ....................   $   84,020    $   86,990    $   (2,970)
Property operating expenses .......      (44,983)      (45,582)          599
                                      ----------    ----------    ----------
Net operating income ..............       39,037        41,408        (2,371)
Interest expense ..................      (26,008)      (28,840)        2,832
Depreciation expense ..............      (19,597)      (18,083)       (1,514)
                                      ----------    ----------    ----------
                                      $   (6,568)   $   (5,515)   $   (1,053)
                                      ==========    ==========    ==========

The following table presents the changes in property level revenues and expenses caused by properties acquired, deconsolidated, or sold during the two-year period and new development properties in lease-up.

                                                                     Properties De-
                                      Properties      Properties      consolidated
                                      Acquired in    Sold in 2001       in 2001        Properties in     Other
                                        2000(a)       and 2000(b)     and 2000(c)       Lease-up(d)     Changes     Total
                                      -----------    ------------    --------------    -------------    -------    -------
Rental revenue ....................   $     2,841    $     (3,586)   $       (7,312)   $       4,282    $   805    $(2,970)
Property operating expenses .......        (1,230)          2,111             3,379           (2,368)    (1,293)       599
                                      -----------    ------------    --------------    -------------    -------    -------
Net operating income ..............         1,611          (1,475)           (3,933)           1,914       (488)    (2,371)
Interest expense ..................          (885)          1,048             3,275           (2,096)     1,490      2,832
Depreciation expense ..............          (748)            361             1,117           (1,586)      (658)    (1,514)
                                      -----------    ------------    --------------    -------------    -------    -------
                                      $       (22)   $        (66)   $          459    $      (1,768)   $   344    $(1,053)
                                      ===========    ============    ==============    =============    =======    =======

----------

(a) Includes three apartment communities in which we bought out our outside partners' interests in February 2000.

(b)  Includes three commercial properties and seven apartment communities.

(c) Due to a change in control in connection with forming joint ventures, The Club at Danforth, The Links at Georgetown, The Liberty Building, and The Vineyard at Eagle Harbor were deconsolidated in 2001, and The Villages at Gateway (formerly known as Devonshire Apartments) was deconsolidated in 2000.

(d) Includes four properties recently completed that began lease-up in 2000 or 2001.

Other increases in property operating expenses are primarily due to higher utility and insurance costs and increased management fee expense since out-sourcing management to many of our properties in 2001. Other decreases in interest expense are due to paying off or paying down several mortgages and decreases in interest rates on our variable rate debt.

The following table presents operating information about our portfolio of 40 consolidated apartment properties with 7,699 units owned for all of 2001 and 2000.

                                                                                                       Percentage
                                                             2001           2000          Change         Change
                                                          ----------     ----------     ----------     ----------
                                                                  (in thousands, except per unit amounts)
Rental revenue ........................................   $   54,696     $   52,627     $    2,069            3.9%
Property operating expenses ...........................      (30,985)       (30,855)          (130)            .4%
                                                          ----------     ----------     ----------     ----------
Net operating income ..................................   $   23,711     $   21,772     $    1,939            8.9%
                                                          ==========     ==========     ==========     ==========
Net operating income as a percentage of rental
  revenue .............................................         43.4%          41.4%           2.0%
Average monthly rental revenue per unit ...............   $      592     $      570     $       22            3.9%

Unconsolidated Partnerships and Joint Ventures

The following table summarizes the components of equity in income of unconsolidated partnerships and joint ventures for 2001 and 2000.

                                                            2001        2000       Change
                                                          --------    --------    --------
                                                                   (in thousands)
Rental revenue ........................................   $ 45,349    $ 33,674    $ 11,675
Property operating expenses ...........................    (20,962)    (16,815)     (4,147)
                                                          --------    --------    --------
Net operating income ..................................     24,387      16,859       7,528
Interest expense ......................................    (14,459)    (11,850)     (2,609)
Depreciation expense ..................................     (6,916)     (4,955)     (1,961)
Gain on sale of real estate ...........................      1,188          --       1,188
Discontinued operations ...............................        484         433          51
Elimination of management fees paid to Tarragon .......      1,146         266         880
Outside partners' interest in income of joint
  ventures ............................................     (2,153)       (929)     (1,224)
Distributions in excess of investment .................      4,142      16,257     (12,115)
                                                          --------    --------    --------
Equity in income of partnerships and
  joint ventures ......................................   $  7,819    $ 16,081    $ (8,262)
                                                          ========    ========    ========

Distributions in excess of investment are primarily related to distributions of financing proceeds of joint ventures in which we have recovered our investment. In these situations, the joint ventures' debt is non-recourse to Tarragon, and Tarragon has not committed to fund any cash flow deficits of the joint ventures.

The following table presents the effect of properties deconsolidated during the two-year period and renovated properties that were stabilized in 2000 on aggregate joint ventures' property level revenues and expenses.

                                                Properties De-       Properties
                                                consolidated in    Stabilized in     Other
                                                2001 or 2000(a)       2000(b)       Changes     Total
                                                ---------------    -------------    -------    -------
Rental revenue ..............................   $        10,054    $       1,272    $   349    $11,675
Property operating expenses .................            (4,105)             (56)        14     (4,147)
                                                ---------------    -------------    -------    -------
Net operating income ........................             5,949            1,216        363      7,528
Interest expense ............................            (3,754)            (164)     1,309     (2,609)
Depreciation expense ........................            (1,581)            (257)      (123)    (1,961)
                                                ---------------    -------------    -------    -------

Income before gain on sale of real
  estate and discontinued operations ........   $           614    $         795    $ 1,549    $ 2,958
                                                ===============    =============    =======    =======

----------

     (a) In connection with a change in control in connection with forming joint ventures, The Club at Danforth, The Links at Georgetown, The Liberty Building, and The Vineyard at Eagle Harbor were deconsolidated in 2001, and the Villages at Gateway was deconsolidated in 2000.

     (b) Includes four Ansonia properties that were renovated and stabilized in 2000.

Corporate Expenses

Corporate general and administrative expenses increased $1.8 million for 2001 compared to 2000 primarily due to additional positions relating to development and higher rent in the corporate office in New York, which was relocated in June 2000.

SEGMENT OPERATING RESULTS

Investment Division

Net operating income (rental revenue less property operating expenses) for our 41 same store Investment Division apartment communities with 7,185 units (consolidated and unconsolidated) increased $1.1 million, or 4.7%, in 2002 compared to 2001 and increased $489,000, or 2.2% in 2001 compared to 2000. These increases were mostly due to increases in revenues: 3.7% in 2002 compared to 2001 and 4.3% in 2001 compared to 2000. Net operating income as a percentage of rental revenue for these properties was 45.1% in 2002, 44.7% in 2001, and 45.6% in 2000.

The 18 (ten consolidated and eight unconsolidated) apartment communities stabilized during 2000, 2001, or 2002, contributed net operating income of $25.2 million in 2002 and $8 million in 2001 to the Investment Division. Prior to their stabilization, their operating results were presented in the Development Division.

Tarragon uses funds from operations ("FFO") along with net income or loss computed in accordance with GAAP to measure the performance of the properties in its Investment Division. See NOTE 16. "SEGMENT REPORTING" in the Notes to Consolidated Financial Statements for the definition of FFO. The 41 same store apartment communities with 7,185 units, both consolidated and unconsolidated, reported an increase of $2 million, or 26%, in FFO in 2002 compared to 2001 and an increase of $751,000, or 11%, in 2001 compared to 2000.

The 18 apartment communities stabilized during 2000, 2001, or 2002 contributed FFO of $9.3 million in 2002 and $3.3 million in 2001 to the Investment Division.

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

In 2002, the Development Division reported net profit of $51.7 million on the transfer of 11 consolidated and five unconsolidated properties to the Investment Division upon the determination that they were stabilized. In 2001, the Development Division reported net profit of $12.2 million on the transfer of properties that had become stabilized (five consolidated and five unconsolidated) to the Investment Division.

For-Sale Housing Division

Tarragon also measures the performance of its For-Sale Housing Division primarily by net profit from third party and intercompany sales. Although it is our smallest division, it is expected to be our most rapidly growing division. Prior to 2002, the assets currently in our For-Sale Housing Division were reported along with the Development Division.

Estimated Fair Market Value of Net Assets Per Common Share

Tarragon also measures its performance by changes in estimated fair market value of net assets per common share, as presented in the following table. All per share amounts have been restated to give effect to the February 14, 2003, three-for-two stock split.

                                                                                            December 31,
                                                                                   ------------------------------
                                                                                     2002       2001       2000
                                                                                   --------   --------   --------
Identifiable assets:
  Real estate net of accumulated depreciation:
     Investment ................................................................   $365,918   $201,971   $212,482
     Development ...............................................................     69,609    232,174    250,353
     For-sale housing ..........................................................     31,632         --         --
                                                                                   --------   --------   --------
                                                                                   $467,159   $434,145   $462,835
                                                                                   ========   ========   ========
  Investments in and advances to partnerships and joint ventures:
     Investment ................................................................   $  8,844   $  5,363   $  9,569
     Development ...............................................................      5,869     25,934     20,313
     For-sale housing ..........................................................     14,389         --         --
                                                                                   --------   --------   --------
                                                                                   $ 29,102   $ 31,297   $ 29,882
                                                                                   ========   ========   ========

Book value per common share(1) .................................................   $   5.66   $   5.41   $   5.36
                                                                                   ========   ========   ========

Estimated fair market values of real estate(2):
  Real estate:
     Investment ................................................................   $522,953   $330,325   $309,776
     Development ...............................................................     68,713    252,099    302,635
     For-sale housing ..........................................................     43,727         --         --
                                                                                   --------   --------   --------
                                                                                   $635,393   $582,424   $612,411
                                                                                   ========   ========   ========

Estimated fair market values of investments in and advances to partnerships and joint ventures(2):
     Investment ................................................................   $ 62,628   $ 45,586   $ 29,286
     Development ...............................................................      5,869     48,410     34,075
     For-sale housing ..........................................................     14,389         --         --
                                                                                   --------   --------   --------
                                                                                   $ 82,886   $ 93,996   $ 63,361
                                                                                   ========   ========   ========

Estimated fair market value of net assets per common share(3) ..................   $  23.62   $  21.90   $  19.22
                                                                                   ========   ========   ========

Estimated fully diluted fair market value of net assets per common share(3) ....   $  20.85   $  19.65   $  17.30
                                                                                   ========   ========   ========

----------

(1) Book value per common share represents total stockholders equity less preferred stock liquidation preference divided by shares outstanding. Amounts have been restated to give effect to the April 2002 10% stock dividend and the February 2003 three-for-two stock split.

(2) Estimated fair market values have been determined using the following procedures. For properties with appraisals ordered by lenders in connection with mortgage financing performed within two years for 2000 and within one year for 2001 and 2002, the appraised values are used. We have estimated the fair market value of our condominium conversions using the unit contract or offering prices less estimated selling costs and remaining costs of unit renovations. For 2000, we estimated the fair market value of one property that was sold in February 2001 at such sale price, and we estimated the fair market values of two properties using current written offers to purchase from third parties. For 2001, we estimated the fair market values of ten properties then under contract for sale at such contract sale prices. Six of these were sold in 2002. We estimated the fair market value of a nearly completed commercial property under construction at the amount of a written offer less estimated costs to complete construction. For 2001, we estimated the fair market values of four properties using contract prices from recently terminated sale contracts with third parties. For 2002, we estimated the fair market value of five properties under contract at such contract prices. Three of these properties were sold in the first quarter of 2003. Also for 2002, we estimated the fair market values of two properties based on written offers to purchase from third parties. For land and all other properties under development or construction or in initial lease-up, the historical cost basis net carrying values are used. For all other properties, we engaged Marcus & Millichap, a national real estate investment brokerage company, to perform Broker's Opinions of Value, and these values are used. Estimated fair market values of investments in and advances to partnerships reflect Tarragon's interest in the estimated fair market values of the net assets (real estate value less mortgage debt).

(3) The estimated fair market value of our net assets is computed by adding the excess of our estimated fair market values of our real estate and investments in and advances to partnerships over their book values to and subtracting intangible assets and deferred charges from book value equity. Estimated fully diluted fair market value of net assets per common share has been computed assuming all outstanding stock options have been exercised. Per share amounts have been restated to give effect to the April 2002 10% stock dividend and the February 2003 three-for-two stock split.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Tarragon is exposed to market risk from changes in interest rates that may adversely affect our financial position, results of operations, and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage such exposure through our regular operating and financing activities. We do not trade or speculate in financial instruments. In addition, we may incur losses due to declines in the market price of our stock because of a put agreement described below.

At December 31, 2002, Tarragon had four interest rate caps with aggregate notional values of $35.7 million that mature between May 2005 and December 2006. The carrying values of the caps are adjusted quarterly to their estimated fair values, with the changes in value charged or credited to interest expense. At December 31, 2002, if the rates on which the fair values are based had been 100 basis points lower, our interest expense for 2002 would have been higher by $40,000. If the rates on which the fair values are based had been 100 basis points higher, our interest expense would have been lower by $56,000.

At December 31, 2002, Tarragon had approximately $241 million of variable rate debt. The primary base rate is the 30-day LIBOR. Using this balance of debt, if LIBOR or any other indexes on which the rates are based increased by 100 basis points (1%), our pre-tax earnings would decrease by approximately $2.37 million (based on our expected level of interest capitalized) and cash flows would decrease by approximately $2.34 million (based on our currently available interest reserves). On the other hand, if interest rates decreased by 100 basis points, our pre-tax earnings would increase by approximately $2.37 million and cash flows would increase by approximately $2.20 million.

At December 31, 2002, unconsolidated partnerships had approximately $131 million of variable rate debt. A 100 basis point increase in the index on which the rates are based would reduce our pre-tax earnings by approximately $857,000 (based on our current operations-sharing ratios in the partnerships and the expected level of interest capitalized), while a 100 basis point decrease would increase our pre-tax earnings by approximately $857,000. Assuming these partnerships distribute all of their available cash to the partners, our cash flow would decrease by $832,000 if interest rates increase by 1%, and would increase by $621,000 if interest rates decrease by 1%, (based on our currently available interest reserves).

In 2002, we sold a put option for $10,000 to an unaffiliated investor. During a period of one year expiring June 2003, the investor has the right to sell and we have an obligation to purchase up to a total of 150,000 shares of our common stock then owned or held by the investor at $10 per share. Any exercise of the put option by the investor must be in a minimum amount of 7,500 shares per delivery. The sale price was recorded as a liability as of the date of sale. If the price of our common stock falls below $10 during the term of the put agreement, the difference between the market price of the stock and the $10 put price multiplied by 150,000 shares will be recorded as a charge to earnings and a corresponding increase to the liability. At March 3, 2003, the closing price of our common stock was $13.58.



                     [This space intentionally left blank.]

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                                Page
                                                                                                                ----
Reports of Independent Public Accountants.....................................................................    30

Consolidated Balance Sheets -
  December 31, 2002 and 2001..................................................................................    32

Consolidated Statements of Operations -
  Years Ended December 31, 2002, 2001, and 2000...............................................................    33

Consolidated Statements of Stockholders' Equity -
  Years Ended December 31, 2002, 2001, and 2000...............................................................    35

Consolidated Statements of Cash Flows -
  Years Ended December 31, 2002, 2001, and 2000...............................................................    36

Notes to Consolidated Financial Statements....................................................................    39

Schedule III - Real Estate and Accumulated Depreciation.......................................................    70



All other schedules are omitted because they are not required or are not applicable or because the information required is included in the Consolidated Financial Statements or Notes.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors of Tarragon Realty Investors, Inc.


We have audited the accompanying consolidated balance sheet of Tarragon Realty Investors, Inc., and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2002. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tarragon Realty Investors, Inc., and subsidiaries as of December 31, 2002, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statements of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets," No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," and the fair value accounting method of No. 123 "Accounting for Stock-Based Compensation" in 2002.

We have also audited Schedule III for the year ended December 31, 2002. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.


/s/ GRANT THORNTON, LLP
Dallas, Texas
February 28, 2003

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Tarragon Realty Investors, Inc., and Subsidiaries Annual Report on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. The Consolidated Balance Sheet as of December 31, 2000, and the Consolidated Statements of Operations, Stockholders' Equity, and Cash Flows for the year ended December 31, 1999, referred to in this report have not been included in the accompanying Consolidated Financial Statements.

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

As explained in Note 1 to the accompanying consolidated financial statements, the Company changed its method of accounting for derivative instruments effective January 1, 2001.

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



/s/ Arthur Andersen LLP
Dallas, Texas
March 29, 2002

                         TARRAGON REALTY INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                                 December 31,
                                                                                           ------------------------
                                                                                              2002          2001
                                                                                           ----------    ----------
                                                                                            (dollars in thousands)
Assets

Real estate held for investment (net of accumulated  depreciation of
  $103,173 in 2002 and $80,760 in 2001) ................................................   $  427,989    $  373,501
Real estate held for sale (net of accumulated depreciation of $301 in
  2002 and $7,950 in 2001) .............................................................        7,538        29,232
For-sale housing inventory .............................................................       31,632        31,412
Investments in and advances to partnerships and joint ventures .........................       29,102        31,297
Cash and cash equivalents ..............................................................       18,023         8,989
Restricted cash ........................................................................        6,115         6,775
Goodwill ...............................................................................        2,691         2,691
Other assets, net (including $626 in 2002 and $2,164 in 2001 due from
  affiliates) ..........................................................................       17,134        19,873
                                                                                           ----------    ----------
                                                                                           $  540,224    $  503,770
                                                                                           ==========    ==========

Liabilities and Stockholders' Equity

Liabilities
Notes, debentures, and interest payable (including $11,815 in 2001 due to
affiliates) ............................................................................   $  428,926    $  399,956
Other liabilities ......................................................................       19,042        21,467
                                                                                           ----------    ----------
                                                                                              447,968       421,423

Commitments and contingencies ..........................................................

Minority interest ......................................................................       18,523         9,229

Stockholders' equity
Common stock, $0.01 par value; authorized shares, 20,000,000; shares outstanding, 7,896,760 in 2002 and 7,427,426 in 2001 (after deducting
  3,705,382 in 2002 and 3,793,950 in 2001 held in treasury) ............................           79            74
Special stock, $0.01 par value; authorized shares, 7,500,000; shares
  outstanding, none ....................................................................           --            --
Preferred stock, $.01 par value; authorized shares, 2,500,000; shares outstanding, 560,518 in 2002 and 571,527 in 2001; liquidation preference, $6,726
  in 2002 and $6,858 in 2001, or $12 per share .........................................            6             6
Paid-in capital ........................................................................      306,414       300,627
Accumulated deficit ....................................................................     (232,766)     (227,589)
                                                                                           ----------    ----------
                                                                                               73,733        73,118
                                                                                           ----------    ----------
                                                                                           $  540,224    $  503,770
                                                                                           ==========    ==========



              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                         TARRAGON REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 For the Years Ended December 31,
                                                                              --------------------------------------
                                                                                 2002          2001          2000
                                                                              ----------    ----------    ----------
                                                                           (dollars in thousands, except per share data)
Revenue
  Rentals .................................................................   $   88,111    $   84,020    $   86,990
  For-sale housing inventory sales ........................................       26,179        25,950         6,704
  Interest (including $136 in 2002 and $130 in 2001 from
     affiliates) ..........................................................          510           338           189
  Management fees and other (including $472 in 2002, $314 in 2001,
     and $279 in 2000 from affiliates) ....................................          580           518           376
  Equity in income of partnerships and joint ventures .....................       17,042         7,819        16,081
                                                                              ----------    ----------    ----------
                                                                                 132,422       118,645       110,340
Expenses
  Property operations .....................................................       47,025        44,983        45,582
  Costs of for-sale housing inventory sales (including inventory
     write-downs of $2,680 in 2002) .......................................       28,859        21,859         4,907
  Interest (including $228 in 2002, $397 in 2001, and $425 in
     2000 to affiliates) ..................................................       24,707        27,762        30,146
  Depreciation ............................................................       19,652        19,597        18,083
  Impairment charges ......................................................           --            --           371
  General and administrative
     Corporate ............................................................        9,472         8,509         6,700
     Property .............................................................        3,064         3,473         3,724
                                                                              ----------    ----------    ----------
                                                                                 132,779       126,183       109,513
                                                                              ----------    ----------    ----------

Income (loss) before other items ..........................................         (357)       (7,538)          827
Minority interests in income of consolidated partnerships .................       (1,285)         (520)         (356)
Net gain on sale of real estate ...........................................        1,258         4,994         8,031
Gain (loss) on investments ................................................          (29)        1,551          (261)
Insurance and other claims ................................................           84           306         1,454
Litigation settlement .....................................................          102         2,295           (40)
                                                                              ----------    ----------    ----------
Income (loss) from continuing operations ..................................         (227)        1,088         9,655
Discontinued operations
  Loss from operations ....................................................          (83)           --            --
  Gain on sale of real estate .............................................        6,615            --            --
Extraordinary items .......................................................         (846)         (185)       (2,697)
Cumulative effect of change in accounting principle .......................           --           326            --
                                                                              ----------    ----------    ----------
Net income ................................................................        5,459         1,229         6,958
Dividends on cumulative preferred stock ...................................         (683)         (657)         (418)
                                                                              ----------    ----------    ----------
Net income allocable to common stockholders ...............................   $    4,776    $      572    $    6,540
                                                                              ==========    ==========    ==========

Other comprehensive income:
Net income ................................................................   $    5,459    $    1,229    $    6,958
  Unrealized net losses on marketable equity securities ...................           --            --           (22)
  Reclassification of realized losses on marketable equity
     securities ...........................................................           --            --            62
                                                                              ----------    ----------    ----------
Comprehensive income ......................................................   $    5,459    $    1,229    $    6,998
                                                                              ==========    ==========    ==========



              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                         TARRAGON REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

                                                                     For the Years Ended December 31,
                                                               --------------------------------------------
                                                                   2002            2001            2000
                                                               ------------    ------------    ------------
                                                               (dollars in thousands, except per share data)
Earnings per common share
Income (loss) from continuing operations allocable to
  common stockholders ......................................   $       (.08)   $        .04    $        .70
Discontinued operations ....................................            .54              --              --
Extraordinary items ........................................           (.07)           (.02)           (.20)
Cumulative effect of change in accounting principle ........             --             .03              --
                                                               ------------    ------------    ------------
Net income allocable to common stockholders ................   $        .39    $        .05    $        .50
                                                               ============    ============    ============

Weighted average shares of common stock
  used in computing earnings per share .....................     12,068,381      12,326,006      13,158,456
                                                               ============    ============    ============

Earnings per common share - assuming dilution
Income (loss) from continuing operations allocable to
  common stockholders ......................................   $       (.08)   $        .03    $        .69
Discontinued operations ....................................            .54              --              --
Extraordinary items ........................................           (.07)           (.02)           (.20)
Cumulative effect of change in accounting principle ........             --             .03              --
                                                               ------------    ------------    ------------
Net income allocable to common stockholders ................   $        .39    $        .04    $        .49
                                                               ============    ============    ============

Weighted average shares of common stock used in
  computing earnings per share - assuming dilution .........     12,068,381      12,937,627      13,321,065
                                                               ============    ============    ============



              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                         TARRAGON REALTY INVESTORS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                    Accumulated
                                   Preferred Stock      Common Stock                                  Other
                                   ----------------  ------------------   Paid-in    Accumulated   Comprehensive   Stockholders'
                                   Shares    Amount   Shares     Amount   Capital      Deficit     Income (Loss)      Equity
                                   -------   ------  ---------   ------   --------   -----------   -------------   -------------
                                                                        (dollars in thousands)
Balance, December 31, 1999 ......       --   $   --  7,993,999   $   80   $299,528   $  (226,575)  $         (40)  $      72,993
Exchange of preferred stock for
  common stock ..................  596,836        6   (596,836)      (6)        --            --              --              --
Repurchase of common stock ......       --       --   (549,652)      (5)    (5,673)           --              --          (5,678)
Retirement of preferred stock ...   (8,562)      --         --       --        (87)           --              --             (87)
Stock options exercised .........       --       --     55,412       --        318            --              --             318
Common stock dividend ...........       --       --    687,189        7      8,119        (8,126)             --              --
Dividends on cumulative preferred
  stock ($0.70 per share) .......       --       --         --       --         --          (418)             --            (418)
Net income recognized in other
  comprehensive income (loss) ...       --       --         --       --         --            --              40              40
Net income ......................       --       --         --       --         --         6,958              --           6,958
                                   -------   ------  ---------   ------   --------   -----------   -------------   -------------
Balance, December 31, 2000 ......  588,274        6  7,590,112       76    302,205      (228,161)             --          74,126
Repurchase of common stock ......       --       --   (265,708)      (3)    (3,178)           --              --          (3,181)
Retirement of preferred stock ...  (41,747)      --     39,875       --        (53)           --              --             (53)
Stock options exercised .........       --       --     63,147        1        361            --              --             362
Acquisition of Accord Properties
  Associates, LLC ...............   25,000       --         --       --      1,292            --              --           1,292
Dividends on cumulative preferred
  stock ($1.20 per share) .......       --       --         --       --         --          (657)             --            (657)
Net income ......................       --       --         --       --         --         1,229              --           1,229
                                   -------   ------  ---------   ------   --------   -----------   -------------   -------------
Balance, December 31, 2001 ......  571,527        6  7,427,426       74    300,627      (227,589)             --          73,118
Repurchase of common stock ......       --       --   (326,982)      (3)    (4,728)           --              --          (4,731)
Retirement of preferred stock ...  (11,009)      --         --       --       (132)           --              --            (132)
Common stock dividend ...........       --       --    736,749        7      9,946        (9,953)             --              --
Dividends on cumulative preferred
  stock  ($1.20 per share) ......       --       --         --       --         --          (683)             --            (683)
Stock options exercised .........       --       --     59,567        1        384            --              --             385
Compensation expense related to
  stock options granted .........       --       --         --       --        317            --              --             317
Net income ......................       --       --         --       --         --         5,459              --           5,459
                                   -------   ------  ---------   ------   --------   -----------   -------------   -------------
Balance, December 31, 2002 ......  560,518   $    6  7,896,760   $   79   $306,414   $  (232,766)  $          --   $      73,733
                                   =======   ======  =========   ======   ========   ===========   =============   =============



              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                         TARRAGON REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         For the Years Ended December 31,
                                                                         --------------------------------
                                                                           2002        2001        2000
                                                                         --------    --------    --------
                                                                              (dollars in thousands)
Cash Flows from Operating Activities
  Net income .........................................................   $  5,459    $  1,229    $  6,958
  Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
  Cumulative effect of change in accounting principle ................         --        (326)         --
  Noncash extraordinary items ........................................        304          50         677
  Extraordinary items of unconsolidated partnerships .................        400         100       1,015
  Insurance and other claims .........................................        (84)       (306)     (1,454)
  (Gain) loss on investments .........................................         29      (1,551)        261
  Net gain on sale of real estate ....................................     (7,873)     (4,994)     (8,031)
  Minority interests in income of consolidated partnerships ..........      1,285         520         356
  Impairment charges .................................................         --          --         371
  Depreciation and amortization ......................................     22,660      23,001      21,458
  Equity in income of partnerships ...................................    (17,042)     (7,819)    (16,081)
  Interest on advances to partnerships ...............................         --          --         (37)
  Noncash compensation related to stock options ......................        317          --          --
  (Increase) decrease in for-sale housing inventory
     development costs ...............................................     22,759       7,447      (4,684)
  Changes in other assets and other liabilities, net of
     effects of non-cash investing and financing activities:
       (Increase) decrease in interest receivable ....................       (139)         (9)          2
       (Increase) decrease in other assets ...........................        403      (2,730)     (4,047)
       Increase (decrease) in other liabilities ......................     (1,551)      2,338         177
       Increase (decrease) in interest payable .......................       (227)       (205)        302
                                                                         --------    --------    --------
       Net cash provided by (used in) operating activities ...........     26,700      16,745      (2,757)
                                                                         --------    --------    --------

Cash Flows from Investing Activities
  Acquisition of real estate .........................................     (4,975)     (4,840)     (6,046)
  Proceeds from sale of real estate ..................................      7,792       5,833      11,678
  Real estate development costs and improvements .....................    (45,732)    (51,376)    (49,038)
  Note receivable collections ........................................      3,499       4,875         392
  Distributions from partnerships' investing activities ..............     13,244       1,814          --
  Advances to partnerships and joint ventures
     for development costs ...........................................     (6,626)    (12,289)     (5,383)
  Refund of partnership and joint venture
     development costs from construction financing ...................      4,814         533          --
  Advances to joint ventures for property acquisitions ...............         --          --      (2,028)
  Net distributions (contributions and advances)
     related to property operations of
     partnerships and joint ventures .................................       2,071      5,159      (1,575)
  Other ..............................................................       (968)       (610)       (849)
                                                                         --------    --------    --------
     Net cash (used in) investing activities .........................    (26,881)    (50,901)    (52,849)
                                                                         --------    --------    --------



              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                         TARRAGON REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                                 For the Years Ended December 31,
                                                                              --------------------------------------
                                                                                 2002          2001          2000
                                                                              ----------    ----------    ----------
                                                                                      (dollars in thousands)
Cash Flows from Financing Activities
  Proceeds from borrowings ................................................   $  108,459    $   89,043    $  142,197
  Payments on mortgage notes payable ......................................      (88,580)      (62,123)     (107,841)
  Advances (repayment of advances) from affiliates, net ...................      (12,186)        5,021         1,640
  Margin account repayments, net ..........................................           --          (260)       (2,794)
  Distributions from partnerships' financing activities ...................        7,096        10,434        29,021
  Stock repurchases .......................................................       (4,863)       (3,234)       (5,765)
  Dividends to stockholders (including amounts accrued in
     prior years) .........................................................       (1,325)         (497)       (1,536)
  Other ...................................................................          614           620           874
                                                                              ----------    ----------    ----------
     Net cash provided by financing activities ............................        9,215        39,004        55,796
                                                                              ----------    ----------    ----------

Net increase in cash and cash equivalents .................................        9,034         4,848           190
Cash and cash equivalents, beginning of year ..............................        8,989         4,141         3,951
                                                                              ----------    ----------    ----------
Cash and cash equivalents, end of year ....................................   $   18,023    $    8,989    $    4,141
                                                                              ==========    ==========    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid ...........................................................   $   23,829    $   26,508    $   29,135
                                                                              ==========    ==========    ==========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Changes in assets and liabilities in connection with the
  purchase of real estate:
    Real estate ...........................................................   $    4,975    $   18,846    $  150,853
    Restricted cash .......................................................           --           468           609
    Investments in and advances to partnerships ...........................           --            --       (21,087)
    Other assets ..........................................................           --           170         1,599
    Notes and interest payable ............................................           --       (14,420)     (119,704)
    Other liabilities .....................................................           --          (224)       (1,224)
    Minority interest .....................................................           --            --        (5,000)
                                                                              ----------    ----------    ----------
      Cash paid ...........................................................   $    4,975    $    4,840    $    6,046
                                                                              ==========    ==========    ==========

Assets written off and liabilities released in connection
  with the disposition of real estate:
    Real estate ...........................................................   $   12,463    $   12,702    $   22,018
    Allowance for estimated losses ........................................           --           (71)         (355)
    Other assets ..........................................................       (1,654)         (873)         (235)
    Notes and interest payable ............................................      (10,544)      (10,868)      (17,396)
    Other liabilities .....................................................         (346)          (51)         (385)
    Net gain on sale ......................................................        7,873         4,994         8,031
                                                                              ----------    ----------    ----------
      Cash received .......................................................   $    7,792    $    5,833    $   11,678
                                                                              ==========    ==========    ==========



              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                         TARRAGON REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                                                           For the Years Ended December 31,
                                                                                        --------------------------------------
                                                                                           2002          2001          2000
                                                                                        ----------    ----------    ----------
                                                                                                (dollars in thousands)
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES (Continued):

    Effect on assets and liabilities of the consolidation of two properties in 2002 and the deconsolidation of four properties in 2001 and one property in 2000 in connection with
     changes in control:
      Real estate ...................................................................   $   38,488    $  (65,414)   $   (7,639)
      Investments in and advances to partnerships ...................................          207         5,737         7,889
      Other assets ..................................................................        1,858        (1,349)         (629)
      Notes and interest payable ....................................................      (31,672)       60,390            --
      Other liabilities .............................................................         (284)          636           379
      Minority interest .............................................................       (8,597)           --            --
                                                                                        ----------    ----------    ----------
                                                                                        $       --    $       --    $       --
                                                                                        ==========    ==========    ==========



              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                         TARRAGON REALTY INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements of Tarragon Realty Investors, Inc., its subsidiaries, and consolidated partnerships and joint ventures have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"), the most significant of which are described in NOTE 1. "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES." The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements. The data presented in the Notes to Consolidated Financial Statements are as of December 31 of each year and for the years then ended unless otherwise indicated. Dollar amounts in tables are in thousands, except per share amounts. Certain balances for 2000 and 2001 have been reclassified to conform to the 2002 presentation.

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidation. The Consolidated Financial Statements include the accounts of Tarragon, its subsidiaries, and partnerships and joint ventures it controls. All significant intercompany transactions and balances have been eliminated.

Real estate and depreciation. Real estate held for investment is carried at cost unless an impairment is determined to exist. We periodically evaluate whether events or changes in circumstances indicate that the carrying value of any of our properties held for investment may not be recoverable. This evaluation generally consists of a review of the property's cash flow and current and projected market conditions, as well as any changes in general and local economic conditions. If an impairment loss exists based on the results of this review, the asset's carrying value is written down to estimated fair value with a charge against current earnings. In December 2000, we recorded an impairment charge of $1.6 million to write down the carrying value of Jackson Square Shopping Center to its estimated fair value.

We capitalize property improvements and major rehabilitation projects that increase the value of the respective property and have useful lives greater than one year, except for individual expenditures less than $10,000 that are not part of a planned renovation project. Under this policy, during 2002, expenditures of $9 million were capitalized, and property replacements of $3.6 million were expensed. Property replacements expensed include, but are not limited to, such items as landscaping, common area improvements, and apartment upgrades. Depreciation is provided against real estate held for investment by the straight-line method over the estimated useful lives of the assets, ranging from three to 40 years. Real estate held for sale is not depreciated.

We capitalize interest on funds used in constructing property from the date of initiation of construction activities through the time the property is ready for leasing or sale. Interest of $850,000, $2.8 million, and $3.9 million was capitalized during 2002, 2001, and 2000, respectively.

Properties we believe have peaked in value or can no longer operate efficiently within our portfolio have been placed on the market for sale. Properties for which executed contracts for sale are in place are reclassified to held for sale. We cease depreciating the properties in the month following their reclassification to held for sale. These properties remain classified as held for sale until sold or until we decide to discontinue marketing efforts. When properties are reclassified from held for sale to held for investment, we resume depreciating them in the month of their reclassification, and depreciation expense is adjusted to record depreciation for the time during which the properties were classified as held for sale.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Real estate held for sale is carried at the lower of cost or estimated fair value less estimated costs to sell. During 2000, we reversed a previously established allowance against the carrying values of properties held for sale of $801,000, which was determined to be no longer required.

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which, among other things, requires operating results for assets held for sale to be presented as discontinued operations for current and all prior years presented. SFAS No. 144 also changed the rules for impairment testing of real estate held for investment by requiring the use of a probability weighted approach to determine the holding period for purposes of estimating undiscounted cash flows. We adopted this statement January 1, 2002. The adoption had no effect on our reported net income. For the year ended December 31, 2002, the operations of properties for which a plan of disposal was implemented after the adoption of SFAS No. 144 have been reported in discontinued operations. Total revenues included in discontinued operations for the year ended December 31, 2002, were $2.4 million. These operations were previously reported in the Investment Division. We have not restated operating results for the years ended December 31, 2001 and 2000, to present the operations of these properties in discontinued operations due to immateriality.

Cash equivalents. We consider all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

Restricted cash. Restricted cash is primarily escrow accounts, generally held by the lenders of certain of our mortgage notes payable, for taxes, insurance, and property repairs and replacements.

Other assets. Other assets consist primarily of notes and interest receivable, tenant accounts receivable, deferred borrowing costs, and prepaid leasing commissions. Deferred borrowing costs are amortized on the straight-line method (which has approximated the effective interest method) over the related loan terms, and such amortization is included in interest expense. Prepaid leasing commissions are amortized to leasing commission expense, included in property operating expenses, on the straight-line method over the related lease terms.

Goodwill. Goodwill was recorded in connection with the acquisitions of Tarragon Realty Advisors and Accord Properties Associates and, until December 31, 2001, was amortized on the straight-line method. We adopted SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized as expenses of operations but rather carried on the balance sheet as permanent assets. These assets will be subject to at least annual assessment for impairment by applying a fair-value-based test. We have determined there was no transitional impairment loss at January 1, 2002. Amortization of goodwill amounted to $796,000 and $630,000 for 2001 and 2000, respectively. See NOTE 18. "GOODWILL" for a presentation of income (loss) from continuing operations, net income, earnings per common share, and earnings per common share - assuming dilution for 2001 and 2000, adjusted to exclude amortization expense related to goodwill.

Revenue recognition. Rental, interest, and management fee revenue are recognized when earned. Included in "Other liabilities" in the accompanying Consolidated Balance Sheet as of December 31, 2002, is deferred revenue of $538,000 primarily related to long-term laundry and cable service contracts. This deferred revenue is being amortized to income on the straight-line basis over the terms of the contracts.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Gains on sales of real estate are recognized when and to the extent permitted by SFAS No. 66, "Accounting for Sales of Real Estate." Until the requirements of SFAS No. 66 for full profit recognition have been met, transactions are accounted for using the deposit, installment, cost recovery, or financing method, whichever is appropriate.

Investments in noncontrolled partnerships and joint ventures. We use the equity method to account for investments in partnerships and joint ventures over which we exercise significant influence but do not control. Under the equity method, our initial investments are increased by our proportionate share of the partnerships' operating income and additional advances and decreased by our proportionate share of the partnerships' operating losses and distributions received. All significant intercompany transactions have been eliminated.

Stock split and dividend. In January 2003, the Board of Directors approved a three-for-two stock split effective February 14, 2003. In April 2002, a 10% stock dividend was paid. Weighted average shares of common stock outstanding and stock options outstanding, granted, exercised, and forfeited in NOTE 9. "STOCK OPTIONS" have been restated to give effect to the stock split and dividend.

Earnings per common share. Net income per share of common stock is computed based upon the weighted average number of shares outstanding during each year. All share and per share data have been restated to give effect to the 10% stock dividend paid in April 2002 and the three-for-two stock split on February 14, 2003. See NOTE 8. "EARNINGS PER COMMON SHARE."

Fair value of financial instruments. Disclosure about fair value of financial instruments is based on pertinent information available to us as of December 31, 2002 and 2001. Considerable judgment is necessary to interpret market data and develop estimated fair values. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values. For these reasons, the estimated fair values presented may differ significantly from the actual amounts we may realize or pay.

As of December 31, 2002 and 2001, we estimate that the carrying amounts for cash and cash equivalents and restricted cash approximate fair value because of the short maturities of those instruments. In addition, the carrying amounts of notes receivable and other liabilities approximate fair value. The fair values of notes payable are estimated by discounting future expected cash flows using current rates for loans with similar terms and maturities. See NOTE 5. "NOTES, DEBENTURES, AND INTEREST PAYABLE" for the disclosure of fair values of notes payable.

Stock option plans. Effective July 1, 2002, we adopted the fair value method defined in SFAS No. 123, "Accounting for Stock-Based Compensation," in accounting for our stock option plans, where previously we applied Accounting Principles Board's Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," and related Interpretations. SFAS No. 123 indicates that the fair value method is the preferable method of accounting, and we have elected to apply it prospectively for all options granted since the beginning of 2002. Under APB No. 25, compensation costs related to stock options issued pursuant to compensatory plans are measured based on the difference between the quoted market price of the stock at the measurement date (ordinarily the date of grant) and the exercise price and should be charged to expense over the periods during which the grantee performs the related services. No stock-based employee compensation expense was recognized in 2001 or 2000.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2002, the FASB amended SFAS No. 123 by issuing SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure," which we adopted upon issuance. SFAS No. 148 is effective for financial statements for years ending after December 15, 2002, and provides alternative methods of transition for entities that voluntarily change to the fair value based method of accounting for stock-based employee compensation. For entities that elect to adopt the recognition provisions of SFAS No. 123 in years beginning before December 16, 2003, the change in accounting principle can be reported using any one of three methods. We elected to apply the "prospective method" and have applied the recognition provisions to all options granted or modified since the beginning of 2002. SFAS No. 148 also amended the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Because some awards under the plans vest over periods ranging from one to five years, the cost related to stock-based employee compensation included in the determination of net income for 2002 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per common share if the fair value based method had been applied to all outstanding and unvested awards in each period. For more information about our stock option plans, See NOTE 9. "STOCK OPTIONS."

                                                    For the Years Ended December 31,
                                                    --------------------------------
                                                       2002       2001       2000
                                                     --------   --------   --------
Net income allocable to common stockholders,
  as reported ....................................   $  4,776   $    572   $  6,540
Add:
  Stock-based employee compensation expense
  included in reported net income ................   $    317   $     --   $     --
Deduct:
  Total stock-based employee compensation
  expense determined under fair value based
  method for all awards ..........................   $   (568)  $   (335)  $   (111)
                                                     --------   --------   --------
Pro forma net income allocable to common
  stockholders ...................................   $  4,525   $    237   $  6,429
                                                     ========   ========   ========

Earnings per common share
  Net income allocable to common stockholders,
    as reported ..................................   $    .39   $    .05   $    .50
                                                     ========   ========   ========
  Net income allocable to common stockholders,
    pro forma ....................................   $    .37   $    .02   $    .49
                                                     ========   ========   ========

Earnings per common share - assuming dilution
  Net income allocable to common stockholders,
    as reported ..................................   $    .39   $    .04   $    .49
                                                     ========   ========   ========
  Net income allocable to common stockholders,
    pro forma ....................................   $    .37   $    .02   $    .48
                                                     ========   ========   ========

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivatives. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This pronouncement establishes accounting and reporting standards requiring that a derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. We adopted this pronouncement effective January 1, 2001. Our reverse repurchase agreement with an investment bank, terminated in 2001, was a derivative. The initial valuation adjustment of $326,000 was recorded as a cumulative effect of a change in accounting principle in 2001. Changes in the fair value of the underlying derivative instrument were recorded in current earnings during 2001 through the date we terminated the agreement. We have entered into four interest rate cap agreements in connection with mortgage financings. These caps are presented with "Other assets" in the accompanying Consolidated Balance Sheet as of December 31, 2002. The carrying values of the caps are adjusted quarterly to fair value with a corresponding charge or credit to interest expense.

In 2002, we sold a put option for $10,000 to an unaffiliated investor. During a period of one year expiring June 2003, the investor has the right to sell and we have an obligation to purchase up to a total of 150,000 shares of our common stock then owned or held by the investor at $10 per share. Any exercise of the put option by the investor must be in a minimum amount of 7,500 shares per delivery. The sale price was recorded as a liability as of the date of sale. If the price of our common stock falls below $10 during the term of the put agreement, the difference between the market price of the stock and the $10 put price multiplied by 150,000 shares will be recorded as a charge to earnings and a corresponding increase to the liability. At March 3, 2003, the closing price of our common stock was $13.58.

Advertising costs. Advertising costs incurred in connection with new development properties in lease-up are deferred and amortized to property operating expenses over two years. Advertising costs incurred in connection with For-Sale Housing inventory is deferred and recorded as cost of sales when sales are closed. All other advertising costs are recorded to property operating expenses as incurred.

Employee benefit plan. Tarragon has a defined contribution plan covering substantially all of its employees. Tarragon's contributions are 401(k) matches determined based on 100% of the first 3% and 50% of the next 2% of the employees' salary deferrals. Total plan expense was $273,000 in 2002, $291,000 in 2001, and $198,000 in 2000 and is included in Corporate and Property general and administrative expenses in the accompanying Consolidated Statements of Operations.

Income taxes. We recognize deferred tax assets and liabilities based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted statutory tax rate. A valuation allowance is recorded to the extent realization of deferred tax assets is uncertain.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent accounting pronouncements. In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which, among other things, rescinded SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." SFAS No. 4 required gains and losses from extinguishments of debt to be classified as extraordinary items, if material. Under SFAS No. 145, gains and losses on extinguishments of debt will no longer be classified as extraordinary unless they meet the unusual in nature and infrequency of occurrence criteria in the Accounting Principles Board's Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," which is expected to be rare. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. Upon our adoption of SFAS No. 145 in January 2003, prepayment penalties or exit fees and the write-off of deferred financing expenses in connection with repayment of debt prior to maturity will no longer be classified as extraordinary items, as described in the next paragraph, but there will be no impact on our reported net income or loss.

Except for an extraordinary gain on debt forgiveness of $420,000 in 2001, extraordinary items in the accompanying Consolidated Statements of Operations include exit fees or prepayment penalties and the write-off of deferred financing expenses in connection with refinancings. For the years ended December 31, 2002, 2001, and 2000, $401,000, $100,000, and $1 million of the extraordinary items represent our share of such expenses of unconsolidated partnerships.

In November 2002, the FASB issued Interpretation (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of SFAS No. 5, "Accounting for Contingencies," SFAS No. 57, "Related Party Disclosures," and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." FIN 45 requires guarantors to recognize a liability at the inception of guarantee arrangements within its scope. Tarragon has previously not recorded a liability when guaranteeing obligations unless performance under the guarantee became probable. Guarantors are also required to provide additional disclosures for guarantees. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The initial recognition and measurement provisions are applicable prospectively to all guarantees issued or modified after December 31, 2002. We are currently evaluating the effect that adoption of this pronouncement will have on our financial statements. Disclosures required by FIN 45 are included in the accompanying Consolidated Financial Statements.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements," for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Our initial determination is that the adoption of the provisions of FIN 46 will not have a material impact upon our financial condition or results of operations.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 2. MINORITY INTERESTS

In February 2000, Tarragon acquired the interests of Robert C. Rohdie and certain of his affiliates in ten apartment communities for a total value of up to $10 million. Simultaneously, he became a member of our Board of Directors and Chief Executive Officer of Tarragon Development Corporation, a wholly-owned subsidiary of Tarragon. Mr. Rohdie, Tarragon's joint venture partner in the development of these projects, contributed his equity interests to an operating partnership formed by Tarragon in exchange for a preferred interest in the operating partnership, initially valued at $5 million, based on the value of five of the ten properties that had been completed. In 2001, on completion and lease up of four identified apartment communities under construction or in advanced stages of development planning at February 2000, Mr. Rohdie received additional preferred interests in the operating partnership of $3.75 million. Mr. Rohdie's preferred interest will be increased by an additional $1.25 million for one final apartment community in May 2003.

Mr. Rohdie's preferred interest earns a guaranteed return. For 80% of the preferred interest, it is a guaranteed fixed return of 5% for the first two years, increasing by 1% per year until it reaches 10% in year seven. The remaining 20% of the preferred interest is due an amount equal to cash dividends payable, if any, on 311,779 shares of Tarragon common stock. Mr. Rohdie received distributions of $130,000 in 2000, $267,500 in 2001, $375,889 in 2002, and
$97,500 in January 2003 in payment of his guaranteed return.

Mr. Rohdie can convert his preferred interest in the operating partnership into 356,318 shares of our common stock and preferred stock with a face value of $8 million and a like dividend to his guaranteed fixed return from the operating partnership. If we do not have available an issue of preferred stock outstanding at the time of the conversion, or at our discretion, we may pay the cash value of Mr. Rohdie's preferred interest over three years. In February 2006, Mr. Rohdie may elect to convert his preferred interest into cash, payable over three years.

Mr. Rohdie's interest in the operating partnership is presented as a minority interest. The guaranteed fixed return payable to Mr. Rohdie is being recorded based on an annual effective yield of 8.51% and is reflected in "Minority interests in income of consolidated partnerships" in the accompanying Statements of Operations for the years ended December 31, 2002, 2001, and 2000.

Since April 2002, Tarragon has included in its Consolidated Financial Statements its interests in Antelope Pines Estates, L.P., and Woodcreek Garden Apartments, L.P., because of a change in control in these partnerships. These interests, acquired in 1998 from affiliates of Mr. Dennis French, were previously accounted for using the equity method. The affiliates of Mr. French continue to hold preferred interests in the partnerships of $3.5 million for Antelope Pines Estates, L.P., and $5.6 million for Woodcreek Garden Apartments, L.P. His preferred interests earn preferred returns of 8% in 2002 and 9% in 2003 and thereafter, payable quarterly. The affiliates of Mr. French have a preference on allocations of net income from the partnerships to the extent of the quarterly payments. If the preferred return is not paid when due, the affiliates of Mr. French may elect to become the managing general partners and Tarragon's interests would convert to that of limited partners. The interests of the affiliates of Mr. French are presented as minority interests. The quarterly payments of the preferred return and the preference on allocations of net income are reflected in "Minority interests in income of consolidated partnerships" in the accompanying Statement of Operations for the year ended December 31, 2002.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 3. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES

Investments in and advances to partnerships and joint ventures consisted of the following at December 31:

                                                          Percentage
                                                           Interest        2002         2001
                                                          ----------    ----------   ----------
601 Ninth Street Development, L.L.C. ..................           50%   $      366   $       --
801 Pennsylvania Avenue ...............................           50%           21           63
Adams Street Development, L.L.C. ......................           40%          447           --
Ansonia Apartments, L.P. ..............................           70%           94        2,708
Ansonia Liberty, L.L.C. ...............................           90%           --          747
Antelope Pines Estates, L.P. ..........................           49%           --          (61)
Block 88 Development, L.L.C. ..........................           40%          170           --
Block 99/102 Development, L.L.C. ......................           40%          186           --
Danforth Apartment Owners, L.L.C. .....................           99%          271          480
Devonshire Apartment Owners, L.L.C. ...................           90%           --           --
Guardian-Jupiter Partners, Ltd. .......................           70%        4,359        3,030
Lake Sherwood Partners, L.L.C. ........................           70%           --          460
Larchmont Associates, L.P. ............................           57%        2,329        2,191
Merritt 8 Acquisitions, L.L.C. ........................           80%        2,276        2,417
Merritt Stratford, L.L.C. .............................           50%          519          518
One Las Olas, Ltd. ....................................           70%        7,998       12,683
100 East Las Olas, Ltd., and East Las Olas, Ltd. ......           70%        4,607           --
Sacramento Nine .......................................           70%          535          529
Stone Creek Associates I, L.L.C. ......................           20%           --          768
Summit/Tarragon Murfreesboro, L.L.C. ..................           70%          756        1,500
Tarragon Calistoga, L.L.C. ............................           80%          235           --
Tarragon Savannah I & II, L.L.C. ......................           99%        2,876        2,675
Thirteenth Street Development, L.L.C. .................           50%          615           --
Vineyard at Eagle Harbor, L.L.C. ......................           99%          442          691
Woodcreek Garden Apartments, L.P. .....................           49%           --         (102)
                                                                        ----------   ----------
                                                                        $   29,102   $   31,297
                                                                        ==========   ==========

We exercise significant influence over but hold noncontrolling interests in each of the above partnerships or joint ventures or our outside partners have significant participating rights, as defined in the Financial Accounting Standard Board's Emerging Issues Task Force's 96-16 Abstract. Therefore, we account for our investments in these partnerships using the equity method.

Ansonia Apartments, L.P. Our joint venture partner in Ansonia Apartments is Ansonia LLC, the principals of which are Robert Rothenberg, Saul Spitz, Richard Frary, and Joel Mael. In 2001, the principals of Ansonia LLC met their obligation to pay Tarragon 30% of the amounts it contributed to the partnership plus a preferred return through a contribution, made in cash of $232,000 and issuance of notes totaling $5.3 million in the aggregate. The notes bore interest at 12%, were secured by pledges of partnership interests, and were payable from 30% of Ansonia Apartments' net cash flow. In 2002, the notes were paid in full, as described below. Messrs. Rothenberg and Spitz became executive officers of Tarragon, and Mr. Rothenberg was appointed to our Board of Directors, in September 2000.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 3. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES
(Continued)

In 2002, Ansonia Apartments sold three properties for a total of $14.7 million and recognized gains totaling $2.1 million. Tarragon's proportionate share of the gains was $1.5 million. Aggregate net cash proceeds of $3.9 million were distributed to the partners, with Tarragon receiving $2.8 million. Also in 2002, Ansonia received aggregate net cash proceeds of $8.7 million from refinanced and supplemental mortgages on six properties, of which $6 million was distributed to Tarragon. From the cash proceeds of the property sales, the mortgage refinancings, the supplemental mortgages, and from operations, distributions were made for the accounts of the outside partners which were used first to pay off their notes payable to Tarragon, with cash in excess of the note balances paid to the partners. Tarragon's share of the distributions was in excess of our investment balance, and $5.3 million is included in equity in income of partnerships in the accompanying Consolidated Statements of Operations for the year ended December 31, 2002.

During 2001, Ansonia received net cash proceeds of $7.1 million from refinanced and supplemental mortgages on four properties, all of which was paid to Tarragon, $5.6 million as distributions, with the remaining $1.5 million applied to the outside partners' notes as interest and principal. Also in 2001, Ansonia sold one property, receiving net cash proceeds of $2.6 million and realizing a gain of $1.2 million. The net cash proceeds were paid to Tarragon, $1.8 million as a distribution; the remainder was applied to the partners' notes as interest and principal.

Antelope Pines Estates, L.P., and Woodcreek Garden Apartments, L.P. In 2002, Tarragon has included in its Consolidated Financial Statements its interests in Antelope Pines Estates, L.P., and Woodcreek Garden Apartments, L.P., because of a change in control. See NOTE 2. "MINORITY INTERESTS."

Devonshire Apartment Owners, L.L.C. In February 2002, Devonshire sold it only property, Villages at Gateway Apartments, for $33.2 million and recognized a gain of $25.2 million. Net cash proceeds of $8.3 million were distributed to the partners, with Tarragon receiving $8 million. Our share of the gain was $8.3 million, after reduction for income recognized in 2000 from distributions from Devonshire in excess of our investment, and is included in equity in income of partnerships in the accompanying Consolidated Statement of Operations for the year ended December 31, 2002.

One Las Olas, Ltd. In 2002, One Las Olas closed a $90 million construction loan and a $25 million mezzanine loan on its Las Olas River House condominium development. Tarragon has guaranteed the construction loan, which had a balance at December 31, 2002, of $6.9 million and matures in 2005. The construction loan provides for a one-year extension.

Stone Creek Associates I, L.L.C. In December 2002, Stone Creek Apartments was sold for $28 million, with a gain on sale of $6.8 million. From net proceeds of $11.3 million, Tarragon received a distribution of $2.5 million. Our equity in the income of the partnership, presented in the accompanying Consolidated Statement of Operations for the year ended December 31, 2002, includes $1.4 million from the gain on sale and $347,000 of cash distributions in excess of our investment.

Loan Guarantees for Unconsolidated Properties. Tarragon has guaranteed $7.8 million of mortgages on three unconsolidated properties. $925,000 relates to a mortgage that matures in 2012, $2.8 million relates to a mortgage that matures in 2003, and $4.1 million relates to a mortgage that matures in 2004. In addition to the $90 million construction loan for the Las Olas River House condominium development discussed above, we have guaranteed construction loans totaling $78.4

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 3. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES
(Continued)

million on three other unconsolidated properties. The aggregate balance of the other construction loans at December 31, 2002, is $71.4 million; the loans mature in 2003 or 2004 and have one- or two-year extension options. Tarragon has recorded no liability in connection with these guarantees.

Below are unaudited summarized financial data for Ansonia, Devonshire, and our other partnership and joint venture interests as of and for the periods indicated.

December 31, 2002
                                                                                                      All
                                                     Ansonia       Devonshire        Other        Partnerships
                                                  ------------    ------------    ------------    ------------
Real estate                                       $     91,974    $         --    $    242,589    $    334,563
Accumulated depreciation                               (10,318)             --         (14,291)        (24,609)
Other assets, net                                        4,342              --          27,044          31,386
Notes and interest payable                             (90,461)             --        (195,137)       (285,598)
Other liabilities                                       (1,967)             --         (28,731)        (30,698)
                                                  ------------    ------------    ------------    ------------
Partners' capital (deficit)                       $     (6,430)   $         --    $     31,474    $     25,044
                                                  ============    ============    ============    ============

Our proportionate share of partners' capital
  (deficit)                                       $     (6,556)   $         --    $     31,348    $     24,792
Cash distributions in excess of  investment              5,289              --             419           5,708
Liability established for debt guaranty                    925              --              --             925
Advances                                                   436              --             719           1,155
Elimination of intercompany interest                        --              --          (3,478)         (3,478)
                                                  ------------    ------------    ------------    ------------
Investments in and advances to partnerships and
   joint ventures                                 $         94    $         --    $     29,008    $     29,102
                                                  ============    ============    ============    ============

Year Ended December 31, 2002

Rental revenue                                    $     20,224    $        577    $     20,838    $     41,639
Property operating expenses                             (9,992)           (466)        (10,393)        (20,851)
Interest expense                                        (6,280)           (206)         (7,642)        (14,128)
Depreciation expense                                    (3,348)             --          (4,963)         (8,311)
                                                  ------------    ------------    ------------    ------------
Income (loss) before other items                           604             (95)         (2,160)         (1,651)
Gain on sale of real estate                              2,133          25,249              --          27,382
                                                  ------------    ------------    ------------    ------------
Income (loss) from continuing operations                 2,737          25,154          (2,160)         25,731
Discontinued operations
  Income from operations(1)                                 --              --             759             759
  Gain on sale of real estate                               --              --           6,780           6,780
Extraordinary items                                       (208)           (142)           (126)           (476)
                                                  ------------    ------------    ------------    ------------
Net income                                               2,529          25,012           5,253          32,794
Elimination of management fees paid
  to Tarragon                                            1,006              --             397           1,403
                                                  ------------    ------------    ------------    ------------
 Net income before management fees paid
  to Tarragon                                     $      3,535    $     25,012    $      5,650    $     34,197
                                                  ============    ============    ============    ============

Equity in income of  partnerships and joint
  ventures                                        $      2,620    $      8,245    $        122    $     10,987
                                                  ============    ============    ============    ============

Cash distributions in excess of investment        $      5,289    $         --    $        766    $      6,055
                                                  ============    ============    ============    ============
Our proportionate share of extraordinary
  items                                           $       (145)   $       (142)   $       (114)   $       (401)
                                                  ============    ============    ============    ============

----------

(1) Includes revenue of $3,369.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 3. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES
(Continued)

December 31, 2001                                                                                        All
                                                        Ansonia        Devonshire       Other        Partnerships
                                                     ------------    ------------    ------------    ------------
Real estate                                          $    103,070    $      9,772    $    220,303    $    333,145
Accumulated depreciation                                   (8,029)         (2,231)        (13,187)        (23,447)
Other assets, net                                           4,294             322          10,236          14,852
Notes and interest payable                                (91,139)        (23,912)       (175,438)       (290,489)
Other liabilities                                          (3,199)           (453)         (3,687)         (7,339)
                                                     ------------    ------------    ------------    ------------
Partners' capital (deficit)                          $      4,997    $    (16,502)   $     38,227    $     26,722
                                                     ============    ============    ============    ============

Our proportionate share of partners' capital
  (deficit)                                          $      1,386    $         --    $     26,118    $     27,504
Advances                                                    1,322              --           2,471           3,793
                                                     ------------    ------------    ------------    ------------
Investments in and advances to partnerships and
  joint ventures                                     $      2,708    $         --    $     28,589    $     31,297
                                                     ============    ============    ============    ============

Year Ended December 31, 2001

Rental revenue                                       $     20,563    $      5,607    $     19,179    $     45,349
Property operating expenses                               (10,012)         (2,502)         (8,448)        (20,962)
Interest expense                                           (6,782)         (1,909)         (5,768)        (14,459)
Depreciation expense                                       (2,942)           (545)         (3,429)         (6,916)
                                                     ------------    ------------    ------------    ------------
Income before other items                                     827             651           1,534           3,012
Gain on sale of real estate                                 1,188              --              --           1,188
                                                     ------------    ------------    ------------    ------------
Income from continuing operations                           2,015             651           1,534           4,200
Discontinued operations(2)                                     --              --             484             484
Extraordinary items                                          (100)             --            (150)           (250)
                                                     ------------    ------------    ------------    ------------
Net income                                                  1,915             651           1,868           4,434
Elimination of management fees paid
  to Tarragon                                                 915              --             231           1,146
                                                     ------------    ------------    ------------    ------------
Net income before management fees paid to Tarragon   $      2,830    $        651    $      2,099    $      5,580
                                                     ============    ============    ============    ============

Equity in income of partnerships and joint
  ventures                                           $      2,370    $        651    $        656    $      3,677
                                                     ============    ============    ============    ============

Cash distributions in excess of investment           $         --    $        196    $      3,946    $      4,142
                                                     ============    ============    ============    ============

Our proportionate share of extraordinary items       $       (100)   $         --    $         --    $       (100)
                                                     ============    ============    ============    ============

----------

(2) Includes revenue of $3,230.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 3. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES
(Continued)

Year Ended December 31, 2000
                                                                                                  All
                                                                Ansonia          Other        Partnerships
                                                              ------------    ------------    ------------
Rental revenue                                                $     18,572    $     15,102    $     33,674
Property operating expenses                                        (10,128)         (6,687)        (16,815)
Interest expense                                                    (6,644)         (5,206)        (11,850)
Depreciation expense                                                (2,544)         (2,411)         (4,955)
                                                              ------------    ------------    ------------
Income (loss) from continuing  operations                             (744)            798              54
Discontinued operations(3)                                              --             433             433
Extraordinary items                                                 (1,015)             --          (1,015)
                                                              ------------    ------------    ------------
Net income (loss)                                                   (1,759)          1,231            (528)
Elimination of management fees paid to Tarragon                        183              83             266
                                                              ------------    ------------    ------------
Net income (loss) before management fees paid to Tarragon     $     (1,576)   $      1,314    $       (262)
                                                              ============    ============    ============

Equity in income (loss) of partnerships and joint ventures    $       (561)   $        385    $       (176)
                                                              ============    ============    ============

Cash distributions in excess of investment                    $         --    $     16,257    $     16,257
                                                              ============    ============    ============

Our proportionate share of extraordinary items                $     (1,015)   $         --    $     (1,015)
                                                              ============    ============    ============

----------
(3) Includes revenue of $2,639.


NOTE 4. INVESTMENTS IN MARKETABLE EQUITY SECURITIES

In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," investments in marketable equity securities were considered available for sale and carried at fair value. Unrealized holding gains and losses were included in other comprehensive income (loss). As of December 31, 2000, we had disposed of all of such investments.

Unrealized holding gains and losses, securities sold, and realized losses on the sale of marketable equity securities for the year ended December 31, 2000, were as follows:

Unrealized holding gains...............................................   $    13
Unrealized holding losses..............................................       (35)
Marketable equity securities sold......................................       488
Cost basis of marketable equity securities sold........................       550
Realized losses on sale of marketable equity securities................        62

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 5. NOTES, DEBENTURES, AND INTEREST PAYABLE

Notes, debentures, and interest payable consisted of the following at December
31:

                                         2002                    2001
                                 ---------------------   ---------------------
                                 Estimated               Estimated
                                   Fair        Book        Fair        Book
                                   Value       Value       Value       Value
                                 ---------   ---------   ---------   ---------
Mortgage notes payable .......   $ 431,876   $ 411,697   $ 384,261   $ 369,623
Other notes payable ..........      14,400      14,400      27,209      27,209
Debentures payable ...........         928         928         797         928
Accrued interest .............       1,901       1,901       2,196       2,196
                                 ---------   ---------   ---------   ---------
                                 $ 449,105   $ 428,926   $ 414,463   $ 399,956
                                 =========   =========   =========   =========

Notes payable at December 31, 2002, bear interest at fixed rates from 5.93% to 10% per annum and variable rates currently ranging from .95% to 5.25% and mature from 2003 through 2031. The mortgage notes are generally nonrecourse, with the exception of construction loans, and are collateralized by deeds of trust on real estate with an aggregate net carrying value of $425.3 million.

Debentures are unsecured, bear interest at 9% per annum, mature June 30, 2003, and are redeemable at any time at 100% of the principal amount together with accrued but unpaid interest. Interest is payable semiannually in June and December. Debentures were issued in 1993 in connection with a dividend to stockholders. In January 2003, Tarragon redeemed the debentures.

Other notes payable for both years include an $8.4 million loan secured by interests in joint ventures and $6 million outstanding under a $10 million line of credit that matures in December 2004. Advances under the line of credit bear interest at 175 basis points over the 30-day LIBOR. Payments terms are interest only monthly. Included with mortgage notes payable at December 31, 2002, is $1.7 million advanced under this line of credit. At December 31, 2002, we have $2.3 million available to borrow under the $10 million line of credit. We also have a $2 million line of credit with no outstanding balance at December 31, 2002. This line of credit matures in May 2004. Payment terms are interest only monthly at 240 basis points over the 30-day LIBOR. We also have $20 million available under a line of credit with affiliates of William S. Friedman, our President and Chief Executive Officer and Chairman of our Board of Directors. The outstanding balance at December 31, 2001, of $11.8 million was included in Other notes payable. There was no outstanding balance at December 31, 2002. For the terms of this line of credit, see NOTE 10. "RELATED PARTY TRANSACTIONS."

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. NOTES, DEBENTURES, AND INTEREST PAYABLE (Continued)

At December 31, 2002, scheduled principal payments on notes and debentures payable are due as follows:

         2003...............................................       $    61,322
         2004...............................................           101,903
         2005...............................................            37,508
         2006...............................................            12,470
         2007...............................................            36,942
         Thereafter.........................................           176,880
                                                                   ------------
                                                                   $    427,025
                                                                   ============

NOTE 6. COMMON STOCK REPURCHASE PROGRAM

The Board of Directors has authorized a common stock repurchase program. In 2002, 2001, and 2000, Tarragon repurchased 1.1 million shares of its common stock in open market and negotiated transactions at a cost of $13.3 million. Our cumulative cost of common stock repurchases is $36.6 million. As of December 31, 2002, Tarragon had authorization to repurchase an additional 630,406 common shares.

NOTE 7. 10% CUMULATIVE PREFERRED STOCK

The 10% Cumulative Preferred Stock pays a fixed dividend of $1.20 per year and has a liquidation value of $12 per share. Shares may be redeemed at Tarragon's option at any time after June 30, 2003, at the liquidation value plus a premium of $0.50 per share which declines by $0.10 per share each year thereafter. No mandatory redemption or "sinking fund" is required.

NOTE 8. EARNINGS PER COMMON SHARE

Following is a reconciliation of the weighted average shares of common stock outstanding used in the computation of earnings per share and earnings per share
- assuming dilution. The information presented for 2001 and 2000 has been restated to give effect to the stock dividend paid in April 2002 and the three-for-two stock split on February 2003.

                                                       For the Years Ended December 31,
                                                     ------------------------------------
                                                        2002         2001         2000
                                                     ----------   ----------   ----------
Weighted average shares of common stock
   outstanding ...................................   12,068,381   12,326,006   13,158,456
Convertible preferred interest of minority
   partner in consolidated partnership ...........           --      319,696           --
Stock options ....................................           --      291,925      162,609
                                                     ----------   ----------   ----------
Weighted average shares of  common stock
   outstanding - assuming dilution ...............   12,068,381   12,937,627   13,321,065
                                                     ==========   ==========   ==========

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 8. EARNINGS PER COMMON SHARE (Continued)

The convertible preferred interest of minority partner in consolidated partnership represents the preferred interest of Mr. Rohdie in a partnership we consolidate (see NOTE 2. "MINORITY INTERESTS.") His preferred interest became convertible in February 2001. For the year ended December 31, 2002, his interest was convertible into 356,318 shares. However, their effect is not reflected in weighted average shares of common stock outstanding - assuming dilution because their effect is antidilutive due to a loss from continuing operations allocable to common stockholders.

On a weighted average basis, options to purchase 2,755,117 shares of common stock at a price of $6.89 were outstanding during 2002. Their effect is not reflected in the computation of weighted average shares of common stock outstanding - assuming dilution because their effect is antidilutive due to a loss from continuing operations allocable to common stockholders. During 2002, the exercise prices of all options were less than the market prices of the common stock on a weighted average basis. The options expire between 2005 and 2012, with a weighted average contractual life of 6.7 years.

On a weighted average basis, options to purchase 1,095,806 shares at $7.60 per share and 1,550,002 shares at $7.51 per share in 2001 and 2000, respectively, were outstanding during those years but were not reflected in the computation of weighted average shares of common stock outstanding - assuming dilution because their effect was antidilutive because the options' exercise prices were greater than the average market prices of the common stock.

NOTE 9. STOCK OPTIONS

Tarragon has an Independent Director Stock Option Plan (the "Director Plan") and a Share Option and Incentive Plan (collectively, the "Option Plans"). Under Tarragon's Director Plan, Independent Directors receive annual awards of options to purchase up to 2,000 shares of Tarragon common stock on January 1 of each year. The options are immediately exercisable and expire on the earlier of the first anniversary of the date on which the director ceases to serve as a director or ten years from the date of grant.

Under Tarragon's Share Option and Incentive Plan, incentive stock options have been awarded to officers and employees of Tarragon and its subsidiaries. These stock options vest between one and five years from the date of grant and expire between five and ten years thereafter, unless the optionees's relationship with Tarragon terminates earlier. The number of shares granted, exercised, forfeited, and outstanding under the Option Plans presented for the years ended December 31, 2001 and 2000, have been adjusted to reflect the effect of a 10% stock dividend paid in April 2002 and a three-for-two stock split in February 2003.

As of December 31, 2002, a total of 145,022 shares of common stock were available for grant under the Director Plan, and a total of 710,341 shares of common stock were available under the Share Option and Incentive Plan.

Tarragon granted options to purchase 326,700 shares in connection with the purchase of interests in Accord Properties Associates, LLC, in January 2001. See
NOTE 17. "ACQUISITION OF ACCORD PROPERTIES ASSOCIATES, LLC." The fair value of these options, estimated using the Black-Scholes pricing model, represents a portion of the purchase consideration in the acquisition of Accord.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 9. STOCK OPTIONS (Continued)

The following table summarizes stock option activity:

                                                                 For the Years Ended December 31,
                                              ---------------------------------------------------------------------
                                                      2002                    2001                    2000
                                              ---------------------   ---------------------   ---------------------
                                                           Weighted                Weighted                Weighted
                                                           Average                 Average                 Average
                                              Number of    Exercise   Number of    Exercise   Number of    Exercise
                                               Options      Prices     Options      Prices     Options      Prices
                                              ---------    --------   ---------    --------   ---------    --------
Outstanding at January 1                      2,639,808    $   6.70   2,442,945    $   6.66   1,998,123    $   6.65
Granted                                         220,275        7.99     355,740        5.83     585,338        5.97
Exercised                                      (101,041)       4.06     (97,337)       3.52    (108,319)       3.12
Forfeited                                       (17,239)       6.12     (61,540)       5.29     (32,197)       5.45
                                              ---------    --------   ---------    --------   ---------    --------
Outstanding at December 31                    2,741,803    $   6.90   2,639,808    $   6.70   2,442,945    $   6.66
                                              =========    ========   =========    ========   =========    ========

Exercisable at December 31                    2,352,499    $   6.88   2,157,674    $   6.87   1,974,024    $   6.81
                                              =========    ========   =========    ========   =========    ========

Weighted average grant-date fair
  value of options granted:

      To employees and directors                           $   3.19                $   2.84                $   1.40
                                                           ========                =========               ========

      In connection with acquisition of APA                                        $   3.55
                                                                                   ========

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                    For the Years Ended December 31,
                                 ---------------------------------------------------------------------
                                     2002                2001               2001             2000
                                 -------------    ------------------    -------------    -------------
                                  Granted to          Granted in         Granted to       Granted to
                                   Employees       connection with        Employees        Employees
                                 and Directors    acquisition of APA    and Directors    and Directors
                                 -------------    ------------------    -------------    -------------
Dividend yield ...............              --                    --               --                4%
Expected volatility ..........              22%                   30%              30%              24%
Risk-free interest rate ......            5.25%                 4.98%            4.98%            5.91%
Expected lives (in years) ....               8                     8                8                8
Forfeitures ..................               3%                   --                3%               3%

The following table summarizes information about the options outstanding at December 31, 2002:

                                                        Outstanding                              Exercisable
                          -------------------------------------------------------       -----------------------------
    Range of                               Weighted Average      Weighted Average                    Weighted Average
Exercise Prices            Options         Contractual Life       Exercise Price         Options     Exercise Price
---------------           ---------        ----------------      ----------------       ---------    ----------------
$   2.54 - 3.05              62,205                    3.25      $           2.67          62,205    $           2.67
    4.47 - 5.51              34,301                    5.22                  4.97          33,212                4.95
    5.71 - 8.26           2,463,797                    6.89                  6.89       2,075,582                6.87
           8.82             181,500                    5.90                  8.82         181,500                8.82
---------------           ---------        ----------------      ----------------       ---------    ----------------
$   2.54 - 8.82           2,741,803                    6.72      $           6.90       2,352,499    $           6.88
===============           =========        ================      ================       =========    ================

In January 2003, we granted options covering 15,000 shares under the Director Plan, all of which were immediately exercisable, and 90,000 under the Stock Option and Incentive Plan. Also, 2,904 of the options outstanding at December 31, 2002, were exercised in the first quarter of 2003.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 10. RELATED PARTY TRANSACTIONS

Notes payable at December 31, 2001, included $11.8 million advanced by affiliates of William S. Friedman, our President and Chief Executive Officer and Chairman of our Board of Directors, under a $20 million line of credit arrangement approved by the Board of Directors. The funds were used to facilitate investments by Tarragon and the partnerships in which it holds interests. Advances under the line of credit bear interest at LIBOR plus 1% per annum, which totaled $228,000 in 2002, $397,000 in 2001, and $425,000 in 2000.
As of December 31, 2002, there was no balance outstanding. The line of credit matures in January 2004.

As an accommodation to Tarragon, Mr. Friedman or his affiliates have pledged approximately 1.2 million shares of Tarragon common stock to secure a line of credit of $10 million with a bank. In addition, Mr. Friedman or his affiliates have pledged approximately 300,000 shares of Tarragon common stock to secure a line of credit of $2 million with another bank. Tarragon has indemnified Mr. Friedman or his affiliates from any loss, cost, or liability associated with the accommodation pledges or the lines of credit. As collateral for the indemnification obligations, Tarragon has agreed to pledge to Mr. Friedman and his affiliates an equal number of shares of Tarragon treasury stock.

During 2002, Tarragon received payment in full on notes receivable of $1.6 million and $541,000, respectively, from Robert P. Rothenberg, Chief Operating Officer and a member of the Board of Directors of Tarragon, and Saul Spitz, Executive Vice President of Acquisitions for Tarragon. These loans were made to Messrs. Rothenberg and Spitz in connection with their required contributions to Ansonia Apartments, L.P., in 2001. The notes were paid from the proportionate share of distributions to Messrs. Rothenberg and Spitz from Ansonia. Tarragon recognized interest income totaling $136,000 in 2002 and $130,000 in 2001 from these two notes.

Tarragon provides property management services for several properties owned by affiliates of Mr. Friedman. Tarragon received property management fees of $28,000, $145,000, and $279,000 for 2002, 2001, and 2000, respectively, from these properties. In addition, in 2002, Tarragon received $97,000 for services in refinancing several properties owned by affiliates of Mr. Friedman.


NOTE 11. INCOME TAXES

No current or deferred income tax expense was recognized in 2002, 2001, or 2000 due to the application of net operating loss carryforwards. A reconciliation of computed income taxes to actual income taxes follows:

                                                     Years Ended December 31,
                                                 ----------------------------------
                                                   2002         2001         2000
                                                 --------     --------     --------
Income before taxes                              $  5,459     $  1,229     $  6,958
Statutory Federal income tax rate                      34%          34%          34%
                                                 --------     --------     --------
Income taxes at statutory rate                      1,856          418        2,366
State income taxes, net of Federal benefit            310          111          577
Amortization                                           --          271          630
Other                                                  21           22           45
Utilization of net operating loss carryforward     (2,187)        (822)      (3,618)
                                                 --------     --------     --------
Income tax provision                             $     --     $     --     $     --
                                                 ========     ========     ========

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 11. INCOME TAXES (Continued)

The following table discloses the components of the deferred tax amounts at December 31, 2002, 2001, and 2000:

                                                                   December 31,
                                                         --------------------------------
                                                           2002        2001        2000
                                                         --------    --------    --------
Deferred tax assets - temporary differences

Equity in earnings of partnerships                       $    477    $    762    $    124
Bad debt allowance                                             --          34          27
Prepaid rent                                                    7          76          75
Deferred revenue                                              118         170         189
Litigation costs                                               --          --          14
Provision for losses                                           --         187          --
Other                                                          81           4           4
Depreciation                                                1,951          --       1,302
                                                         --------    --------    --------

     Total deferred tax assets - temporary differences      2,634       1,233       1,735
     Net operating loss carryforward                       17,097      15,938      18,588
                                                         --------    --------    --------
Total deferred tax assets                                  19,731      17,171      20,323
                                                         --------    --------    --------

Deferred tax liabilities - temporary differences

Distributions from partnerships in excess of basis          8,995       6,936       5,527
Provision for losses                                          421          --         421
Depreciation                                                   --         847          --
Straight-line rent                                            240         234          --
                                                         --------    --------    --------

Total deferred tax liabilities                              9,656       8,017       5,948
Net deferred tax assets                                    10,075       9,154      14,375
Less valuation allowance                                  (10,075)     (9,154)    (14,375)
                                                         --------    --------    --------
Net deferred tax                                         $     --    $     --    $     --
                                                         ========    ========    ========

At December 31, 2002, Tarragon had Federal net operating loss carryforwards
(NOLs) of approximately $50.3 million. If not utilized, the NOLs will expire between years 2003 and 2020. The future availability of the NOLs may be limited if Tarragon experiences an ownership change of more than 50 percent, as defined by IRS regulations. Tarragon's stock is publicly traded, and we cannot assure that future trading will not result in an ownership change, as defined by IRS regulations, which would limit availability of the NOLs. Due to these uncertainties regarding possible utilization of the NOLs, as well as Tarragon's history of operating losses, a valuation allowance was recorded to fully reserve the computed net deferred tax assets.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 12. RENTALS UNDER OPERATING LEASES

Tarragon's rental operations include the leasing of office buildings and shopping centers subject to leases with terms greater than one year. The leases thereon expire at various dates through 2020. The following is a schedule of future minimum rentals on non-cancelable operating leases as of December 31, 2002:

2003.................................................                  9,182
2004.................................................                  8,328
2005.................................................                  6,633
2006.................................................                  4,646
2007.................................................                  3,523
Thereafter...........................................                 17,517
                                                                   ---------
                                                                   $  49,829
                                                                   =========

NOTE 13. COMMITMENTS AND CONTINGENCIES

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

The following is a schedule of future minimum lease payments due on a ground lease in Paramus, New Jersey, that expires in 2061, and on leases for office space occupied by Tarragon that expire in 2009. Under terms of the ground lease, the minimum lease payments increase by 10% every fifth year. Tarragon has the right to acquire the land on expiration of the lease at 70% of its fair market value as determined at that time.

                                        Ground       Office
                                         Lease        Space
                                        -------      ------
2003...............................         260         612
2004...............................         260         520
2005...............................         260         585
2006...............................         262         592
2007...............................         286         598
Thereafter.........................      26,190         838
                                        -------      ------
                                        $27,518      $3,745
                                        =======      ======

NOTE 14. INSURANCE AND OTHER CLAIMS

In October 2000, we completed reconstruction of a building at a property in Tulsa, Oklahoma. We recognized income of $1.1 million representing the excess of the insurance proceeds over the portion of the property's net carrying value written off prior to rebuilding.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 15. LITIGATION SETTLEMENT

In June 2001, Tarragon received a net distribution of $2.3 million, after deducting attorney's fees and expenses, in connection with the settlement of a derivative lawsuit.

NOTE 16.  SEGMENT REPORTING

Our business is divided into three principal segments - the operation of our investment portfolio, property development, and for-sale housing (formerly referred to as homebuilding). Our investment portfolio of stabilized apartment communities and commercial properties is the largest segment and the one whose operation most resembles that of traditional real estate investment trusts. Funds generated by the operation, sale, or refinancing of properties in the investment portfolio support our overhead and finance our development activities. The second segment is property development through which we create new investment properties, primarily apartment communities, which, upon stabilization, become part of our investment portfolio. Our activities in the third segment, for-sale housing, encompass condominium conversions of existing apartment communities and the development of town homes and new, high-rise condominiums for sale to residents. In 2000 and 2001, assets in the for-sale housing group were included in our development group. In 2002, because of expansion of these activities, we began to report on the assets in the for-sale housing category in a third segment. We reclassify properties from the development division to the investment division once they have achieved stabilized operations, as defined below. We reclassify properties for which we have initiated renovation or reposition activities from the investment division to the development division. We reclassify properties for which we have initiated condominium conversion activities from the investment division to the for-sale housing division.

  o Development. Assets in this division are under development or in initial lease-up, under renovation, or land held for development or sale.

  o Investment. This division includes properties with stabilized operations. We define these as completed properties with stabilized market rate occupancy at market rents for comparable product in the property's market and which are subject to neither renovation nor repositioning.

  o For-Sale Housing. Assets in this division include luxury high-rise condominiums, senior housing communities, and townhouses under development and existing apartment communities under conversion to condominiums.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 16. SEGMENT REPORTING (Continued)

The following table summarizes apartment units and commercial square footage in the development and investment divisions. The for-sale housing division includes two consolidated properties under renovation and scheduled for sale as 284 condominium homes and a land parcel on which we plan to build a 131-unit condominium project. It also includes a 42-story luxury condominium project under development and a mixed-use retail and residential condominium project owned through unconsolidated joint ventures.

                                                                                     December 31,
                                                                         ------------------------------------
                                                                            2002         2001         2000
                                                                         ----------   ----------   ----------
Apartment units:
  Consolidated or directly owned:
     Development division:
       Completed apartment units in lease-up or under renovation .....          702        2,800        3,528
       Apartment units under construction ............................          512          394          737
     Investment division .............................................        9,113        7,037        6,496
  Unconsolidated and owned through joint ventures:
     Development division:
       Completed apartment units in lease-up or under renovation .....          620        1,431        2,138
       Apartment units under construction ............................          390        1,010           --
     Investment division .............................................        3,868        4,618        2,812
                                                                         ----------   ----------   ----------
                                                                             15,205       17,290       15,711
                                                                         ==========   ==========   ==========

 Commercial square footage:
  Consolidated or directly owned:
     Development division:
       Completed commercial space ....................................      373,131      564,882      615,610
       Commercial space under construction ...........................           --       34,381           --
     Investment division .............................................      796,748      570,616      895,076
  Unconsolidated and owned through joint ventures:
     Development division ............................................           --      163,986      163,986
     Investment division .............................................      267,022      103,036      102,937
                                                                         ----------   ----------   ----------
                                                                          1,436,901    1,436,901    1,777,609
                                                                         ==========   ==========   ==========

The following tables summarize operating data through income (loss) from continuing operations and identifiable assets of our real estate and investments in partnerships for the three divisions and net operating income (rental revenue less property operating expenses) and funds from operations for our Investment Division. Dollar amounts in the tables are in thousands. Operating data for 2001 and 2000 have been restated to present the For-Sale Housing Division separately from the Development Division consistent with the 2002 presentation.

We use funds from operations, as defined below, to measure the performance of our Investment Division. We measure the performance of our Development and For-Sale Housing Divisions primarily by net profit from third party and intercompany sales. Intercompany sales for 2002 include transfers on January 1, 2002, from the Development Division to the Investment Division of properties with 2,970 apartment units and 355,737 square feet of commercial space that were stabilized during 2001, and transfers on April 1, 2002, from the Development Division to the Investment Division of properties with 737 apartment units and 34,381 square feet of commercial space that were stabilized in the first quarter of 2002. Intercompany sales for 2001 include transfers on January 1, 2001, from the Development Division to the Investment Division of properties with 2,172 apartment units that were stabilized during 2000. The sale prices for these properties were their estimated

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 16. SEGMENT REPORTING (Continued)

fair market values as of the date of transfer, and the cost of sales was their net carrying values as of the same date. Three commercial properties with 253,460 square feet were targeted for reposition in 2001. The January 1, 2001, transfer of these properties from the Investment Division to the Development Division is shown as an intercompany sale in the operating data for the year ended December 31, 2001. The gain to the Investment Division is the excess of the properties' aggregate estimated fair market values over their aggregate net carrying values as of December 31, 2000. Gains on transfers of assets between segments do not represent gains recognizable in accordance with GAAP and, accordingly, are eliminated for purposes of consolidated reporting.

We allocate our general and administrative expenses among our three segments based on the functions of the corporate departments. We allocate other corporate items, including interest, management fee, and other revenue, minority interests in income of consolidated partnerships, litigation settlement and insurance and other claim income, and, prior to January 1, 2002, amortization of goodwill in the same proportions as general and administrative expenses are allocated.

                                                                           For the Year Ended December 31, 2002
                                                     --------------------------------------------------------------------------
                                                                                    For-Sale
                                                      Investment    Development      Housing       Eliminations       Total
                                                     ------------   ------------   ------------    ------------    ------------
Rental revenue
  Consolidated properties ........................   $     77,378   $      8,132   $      2,601    $         --    $     88,111
  Unconsolidated properties ......................         39,331          2,308             --              --          41,639
                                                     ------------   ------------   ------------    ------------    ------------
     Total rental revenue ........................        116,709         10,440          2,601              --         129,750
Sales of apartment development and for-sale
  housing inventory
     Consolidated properties
       Sales to third parties ....................             --             --         26,179              --          26,179
       Intercompany sales ........................             --        185,109             --        (185,109)             --
     Unconsolidated properties
       Intercompany sales ........................             --        118,850             --        (118,850)             --
                                                     ------------   ------------   ------------    ------------    ------------
                                                          116,709        314,399         28,780        (303,959)        155,929

Property operating expenses
  Consolidated properties ........................         39,642          6,085          1,298              --          47,025
  Unconsolidated properties ......................         19,299          1,552             --              --          20,851
Costs of sales of apartment development and
  for-sale housing inventory
     Consolidated properties
       Sales to third parties ....................             --             --         28,859              --          28,859
       Intercompany sales ........................             --        159,918             --        (159,918)             --
     Unconsolidated properties
       Intercompany sales ........................             --         89,628             --         (89,628)             --
                                                     ------------   ------------   ------------    ------------    ------------
                                                           58,941        257,183         30,157        (249,546)         96,735
                                                     ------------   ------------   ------------    ------------    ------------

Net operating income (loss) ......................         57,768         57,216         (1,377)        (54,413)         59,194

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 16. SEGMENT REPORTING (Continued)

                                                                              For the Year Ended December 31, 2002
                                                          -------------------------------------------------------------------------
                                                                                            For-Sale
                                                           Investment     Development        Housing      Eliminations      Total
                                                          ------------    ------------    ------------    ------------    ---------
Interest expense
  Consolidated properties .............................   $     21,454    $      1,990    $      1,263    $         --    $  24,707
  Unconsolidated properties ...........................         12,893           1,235              --              --       14,128
                                                          ------------    ------------    ------------    ------------    ---------

Property level income (loss) before
  depreciation ........................................         23,421          53,991          (2,640)        (54,413)      20,359

Allocated general and administrative
  expenses and other corporate items ..................         (6,314)         (5,258)         (1,002)             --      (12,574)
                                                          ------------    ------------    ------------    ------------    ---------

Income (loss) before depreciation and gain
  on sale of real estate ..............................         17,107          48,733          (3,642)        (54,413)       7,785

Depreciation
  Consolidated properties .............................        (18,198)         (2,582)             --           1,128      (19,652)
  Unconsolidated properties ...........................         (8,789)           (887)             --           1,365       (8,311)
Gain on sale of real estate - consolidated
  properties
  Sales to third parties ..............................          1,258              --              --              --        1,258
Gain on sale of real estate of unconsolidated
  partnerships, net of income previously recognized
  by Tarragon .........................................         11,125              --              --              --       11,125
Discontinued operations of unconsolidated
  partnerships ........................................          2,629              --              --           4,910        7,539
Distributions from unconsolidated partnerships
  in excess of investment .............................          6,055              --              --              --        6,055
Elimination of management fees paid to
  Tarragon ............................................          1,333              70              --              --        1,403
Outside partners' interests in (income) loss of
  unconsolidated partnerships .........................         (3,685)            391              --          (4,135)      (7,429)
Outside partners' interests in intercompany sales
  of unconsolidated partnerships ......................             --          (2,754)             --           2,754           --
                                                          ------------    ------------    ------------    ------------    ---------
Income (loss) from continuing operations ..............   $      8,835    $     42,971    $     (3,642)   $    (48,391)   $    (227)
                                                          ============    ============    ============    ============    =========


                                                                       For the Year Ended December 31, 2001
                                                     --------------------------------------------------------------------------
                                                                                     For-Sale
                                                      Investment    Development      Housing       Eliminations       Total
                                                     ------------   ------------   ------------    ------------    ------------
Rental revenue
  Consolidated properties ........................   $     57,913   $     25,647   $        460    $         --    $     84,020
  Unconsolidated properties ......................         32,735         12,614             --              --          45,349
                                                     ------------   ------------   ------------    ------------    ------------
     Total rental revenue ........................         90,648         38,261            460              --         129,369
Sales of apartment development and for-sale
  housing inventory
     Consolidated properties
       Sales to third parties ....................             --             --         25,950              --          25,950
       Intercompany sales ........................             --         18,750             --         (18,750)             --
     Unconsolidated properties
       Intercompany sales ........................             --         89,400             --         (89,400)             --
                                                     ------------   ------------   ------------    ------------    ------------
                                                           90,648        146,411         26,410        (108,150)        155,319

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 16. SEGMENT REPORTING (Continued)

                                                                             For the Year Ended December 31, 2001
                                                          -----------------------------------------------------------------------
                                                                                          For-Sale
                                                           Investment     Development      Housing      Eliminations      Total
                                                          ------------    -----------    -----------    ------------    ---------
Property operating expenses
  Consolidated properties .............................   $     30,892    $    13,303    $       788    $         --    $  44,983
  Unconsolidated properties ...........................         15,301          5,661             --              --       20,962
Costs of sales of apartment development and
  for-sale housing inventory
     Consolidated properties
       Sales to third parties .........................             --             --         21,859              --       21,859
       Intercompany sales .............................             --         17,785             --         (17,785)          --
     Unconsolidated properties
       Intercompany sales .............................             --         74,119             --         (74,119)          --
                                                          ------------    -----------    -----------    ------------    ---------
                                                                46,193        110,868         22,647         (91,904)      87,804
                                                          ------------    -----------    -----------    ------------    ---------

Net operating income ..................................         44,455         35,543          3,763         (16,246)      67,515

Interest expense
  Consolidated properties .............................         16,453         11,088            221              --       27,762
  Unconsolidated properties ...........................          9,635          4,824             --              --       14,459
                                                          ------------    -----------    -----------    ------------    ---------

Property level income before depreciation .............         18,367         19,631          3,542         (16,246)      25,294

Allocated general and administrative
  expenses and other corporate items ..................         (3,691)        (3,803)            --              --       (7,494)
                                                          ------------    -----------    -----------    ------------    ---------

Income before depreciation and gain on sale
  of real estate ......................................         14,676         15,828          3,542         (16,246)      17,800

Depreciation
  Consolidated properties .............................        (11,701)        (8,205)            --             309      (19,597)
  Unconsolidated properties ...........................         (5,178)        (2,134)            --             396       (6,916)
Gain on sale of real estate - consolidated
  properties
  Sales to third parties ..............................          2,654          2,340             --              --        4,994
  Intercompany sales ..................................            808             --             --            (808)          --
Gain on sale of real estate of unconsolidated
  partnerships ........................................             --          1,188             --              --        1,188
Discontinued operations of unconsolidated
  partnerships ........................................            343             --             --             141          484
Distributions from unconsolidated partnerships
  in excess of investment .............................          4,009            133             --              --        4,142
Elimination of management fees paid to
  Tarragon ............................................            831            315             --              --        1,146
Outside partners' interests in income of
  unconsolidated partnerships .........................         (1,549)          (462)            --            (142)      (2,153)
Outside partners' interests in intercompany sales
  of unconsolidated partnerships ......................             --         (4,041)            --           4,041           --
                                                          ------------    -----------    -----------    ------------    ---------
Income from continuing operations .....................   $      4,893    $     4,962    $     3,542    $    (12,309)   $   1,088
                                                          ============    ===========    ===========    ============    =========

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 16. SEGMENT REPORTING (Continued)

                                                                           For the Year Ended December 31, 2000
                                                        ----------------------------------------------------------------------
                                                                                        For-Sale
                                                         Investment     Development      Housing      Eliminations     Total
                                                        ------------    -----------    -----------    ------------   ---------
Rental revenue
  Consolidated properties ...........................   $     61,594    $    23,075    $     2,321    $         --   $  86,990
  Unconsolidated properties .........................         16,171         17,146            357              --      33,674
                                                        ------------    -----------    -----------    ------------   ---------
     Total rental revenue ...........................         77,765         40,221          2,678              --     120,664
Sales of apartment development and for-sale
  housing inventory
     Consolidated properties
       Sales to third parties .......................             --             --          6,704              --       6,704
                                                        ------------    -----------    -----------    ------------   ---------
                                                              77,765         40,221          9,382              --     127,368

Property operating expenses
  Consolidated properties ...........................         32,680         11,813          1,089              --      45,582
  Unconsolidated properties .........................          8,042          8,565            208              --      16,815
Costs of sales of apartment development and
  for-sale housing inventory
     Consolidated properties
       Sales to third parties .......................             --             --          4,907              --       4,907
                                                        ------------    -----------    -----------    ------------   ---------
                                                              40,722         20,378          6,204              --      67,304
                                                        ------------    -----------    -----------    ------------   ---------

Net operating income ................................         37,043         19,843          3,178              --      60,064

Interest expense
  Consolidated properties ...........................         19,134         10,179            833              --      30,146
  Unconsolidated properties .........................          4,736          6,905            209              --      11,850
                                                        ------------    -----------    -----------    ------------   ---------

Property level income before depreciation ...........         13,173          2,759          2,136              --      18,068

Allocated general and administrative
  expenses and other corporate items ................         (3,857)        (5,576)            --              --      (9,433)
                                                        ------------    -----------    -----------    ------------   ---------

Income (loss) before depreciation and gain
  on sale of real estate ............................          9,316         (2,817)         2,136              --       8,635

Depreciation
  Consolidated properties ...........................        (10,989)        (7,094)            --              --     (18,083)
  Unconsolidated properties .........................         (2,485)        (2,372)           (98)             --      (4,955)
Gain on sale of real estate - consolidated
  properties
  Sales to third parties ............................          7,691            340             --              --       8,031
Discontinued operations of unconsolidated
  partnerships ......................................             --            433             --              --         433
Distributions from unconsolidated partnerships
  in excess of investment ...........................         16,257             --             --              --      16,257
Elimination of management fees paid to
  Tarragon ..........................................            108            147             11              --         266
Outside partners' interests in (income) loss of
  unconsolidated partnerships .......................           (648)          (292)            11              --        (929)
                                                        ------------    -----------    -----------    ------------   ---------
Income (loss) from continuing operations ............   $     19,250    $   (11,655)   $     2,060    $         --   $   9,655
                                                        ============    ===========    ===========    ============   =========

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 16. SEGMENT REPORTING (Continued)

                                                                                      For the Years Ended December 31,
                                                                                   --------------------------------------
                                                                                      2002          2001          2000
                                                                                   ----------    ----------    ----------
Reconciliation of revenues per operating data table to total revenues per accompanying Consolidated Statements of Operations:
  Total revenues per operating data table ......................................   $  155,929    $  155,319    $  127,368
  Less expenses related to unconsolidated partnerships:
     Property operating expenses ...............................................      (20,851)      (20,962)      (16,815)
     Interest expense ..........................................................      (14,128)      (14,459)      (11,850)
     Depreciation expense ......................................................       (8,311)       (6,916)       (4,955)
  Gain on sale of real estate of unconsolidated partnerships,
     net of income previously recognized by Tarragon ...........................       11,125         1,188            --
  Discontinued operations of unconsolidated partnerships .......................        7,539           484           433
  Distributions from unconsolidated partnerships in excess of investment .......        6,055         4,142        16,257
  Elimination of management fees paid to Tarragon ..............................        1,403         1,146           266
  Outside partners' interests in income of unconsolidated partnerships .........       (7,429)       (2,153)         (929)
  Interest, management fee, and other revenue presented with allocated
     general and administrative expenses and other corporate items .............        1,090           856           565
                                                                                   ----------    ----------    ----------
  Total revenues per accompanying Consolidated Statements of Operations ........   $  132,422    $  118,645    $  110,340
                                                                                   ==========    ==========    ==========

Investment Division Net Operating Income:
Rental revenue
  Same store stabilized apartment communities ..................................   $   52,644    $   50,755    $   48,671
  Apartment communities stabilized during period ...............................       47,241        14,801            --
  Apartment communities acquired during period .................................        2,917         1,435            --
  Apartment community targeted for condominium conversion in 2002 ..............           --         3,374         3,480
  Apartment communities sold during period .....................................        2,286        12,332        14,503
  Commercial properties ........................................................       11,621         7,951        11,111
                                                                                   ----------    ----------    ----------
                                                                                      116,709        90,648        77,765

Property operating expenses
  Same store stabilized apartment communities ..................................      (28,888)      (28,072)      (26,477)
  Apartment communities stabilized during period ...............................      (22,057)       (6,814)           --
  Apartment communities acquired during period .................................       (1,182)         (481)           --
  Apartment community targeted for condominium conversion in 2002 ..............           --        (1,352)       (1,336)
  Apartment communities sold during period .....................................       (1,555)       (6,213)       (7,716)
  Commercial properties ........................................................       (5,259)       (3,261)       (5,193)
                                                                                   ----------    ----------    ----------
                                                                                      (58,941)      (46,193)      (40,722)

Net operating income
  Same store stabilized apartment communities ..................................       23,756        22,683        22,194
  Apartment communities stabilized during period ...............................       25,184         7,987            --
  Apartment communities acquired during period .................................        1,735           954            --
  Apartment community targeted for condominium conversion in 2002 ..............           --         2,022         2,144
  Apartment communities sold during period .....................................          731         6,119         6,787
  Commercial properties ........................................................        6,362         4,690         5,918
                                                                                   ----------    ----------    ----------
                                                                                   $   57,768    $   44,455    $   37,043
                                                                                   ==========    ==========    ==========

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 16. SEGMENT REPORTING (Continued)

                                                                                           For the Years Ended December 31,
                                                                                        --------------------------------------
                                                                                           2002          2001          2000
                                                                                        ----------    ----------    ----------
Funds from operations - Investment Division(1):
  Same store stabilized apartment communities .......................................   $    9,583    $    7,586    $    6,835
  Apartment communities stabilized during period ....................................        9,337         3,254            --
  Apartment communities acquired during period ......................................          940           386            --
  Apartment communities sold during period ..........................................          591         3,034         2,427
  Apartment community targeted for condominium conversion in 2002 ...................           --           635           740
  Apartment communities in discontinued operations ..................................          443            --            --
  Commercial properties .............................................................        2,863         2,607         2,134
                                                                                        ----------    ----------    ----------
                                                                                            23,757        17,502        12,136
  Allocation of corporate interest expense ..........................................       (1,203)         (496)         (630)
  Allocation of general and administrative expenses and other
     corporate items ................................................................       (6,398)       (4,976)       (4,547)
                                                                                        ----------    ----------    ----------
                                                                                        $   16,156    $   12,030    $    6,959
                                                                                        ==========    ==========    ==========

  Reconciliation of funds from operations to income from continuing operations -
     Investment Division:
  Funds from operations .............................................................   $   16,156    $   12,030    $    6,959
  Discontinued operations ...........................................................         (443)           --            --
  Depreciation and amortization of real estate assets ...............................      (17,600)      (11,810)      (11,247)
  Depreciation and amortization of real estate assets of partnerships ...............       (6,909)       (4,083)       (1,100)
  Distributions from partnerships in excess of investments in the
     partnerships ...................................................................        6,055         4,009        16,257
  Gain on sale of real estate to third parties ......................................        1,258         2,654         7,691
  Gain on intercompany sale of real estate ..........................................           --           808            --
  Gain on sale of real estate of unconsolidated partnerships ........................       10,234            --            --
  Litigation settlement .............................................................           46         1,132           (20)
  Insurance and other claims ........................................................           38           153           710
                                                                                        ----------    ----------    ----------
  Income from continuing operations .................................................   $    8,835    $    4,893    $   19,250
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

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 16. SEGMENT REPORTING (Continued)


                                                                                 December 31,
                                                                              -------------------
                                                                                2002       2001
                                                                              --------   --------
Identifiable assets:
  Real estate net of accumulated depreciation:
     Investment ...........................................................   $365,918   $201,971
     Development ..........................................................     69,609    232,174
     For-sale housing .....................................................     31,632         --
                                                                              --------   --------
                                                                              $467,159   $434,145
                                                                              ========   ========
  Investments in and advances to partnerships and joint ventures:
     Investment ...........................................................   $  8,844   $  5,363
     Development ..........................................................      5,869     25,934
     For-sale housing .....................................................     14,389         --
                                                                              --------   --------
                                                                              $ 29,102   $ 31,297
                                                                              ========   ========

NOTE 17. ACQUISITION OF ACCORD PROPERTIES ASSOCIATES, LLC

Pursuant to an Acquisition Agreement dated November 15, 2000, but effective January 1, 2001, Tarragon acquired 100% of the membership interest in Accord Properties Associates, LLC, a Connecticut limited liability company, from Robert Rothenberg, Saul Spitz, and Eileen Swenson. Accord managed the Ansonia portfolio and other properties in Connecticut.

Tarragon acquired the membership interest in Accord for $300,000 in cash, 25,000 shares of Tarragon 10% Cumulative Preferred Stock, and options to acquire 326,700 shares of Tarragon common stock (adjusted to give effect to the February 2003 three-for-two stock split) issued to Messrs. Rothenberg and Spitz and Ms. Swenson under Tarragon's Share Option and Incentive Plan. The options vest over three years, have a ten-year term, and have an exercise price of $5.79. The fair value of the options was estimated using the Black-Scholes pricing model. The total fair value of the purchase consideration was $1.6 million.

Mr. Rothenberg, Ms. Swenson, and Mr. Spitz joined Tarragon as executive officers in September 2000, and Mr. Rothenberg was appointed as a member of Tarragon's Board of Directors on September 25, 2000.

NOTE 18. GOODWILL

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

Following is a presentation of income (loss) from continuing operations, net income, earnings per common share, and earnings per common share - assuming dilution for 2001 and 2000, adjusted to exclude amortization expense related to goodwill.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 18. GOODWILL (Continued)

                                                                 For the Years Ended December 31,
                                                               -------------------------------------
                                                                  2002          2001         2000
                                                               ----------    ----------   ----------
Income (loss) from continuing operations ...................   $     (227)   $    1,088   $    9,655
Add back amortization expense:
   Goodwill ................................................           --           796          630
                                                               ----------    ----------   ----------
Adjusted income (loss) from continuing operations ..........   $     (227)   $    1,884   $   10,285
                                                               ==========    ==========   ==========

Net income .................................................   $    5,459    $    1,229   $    6,958
Add back amortization expense:
   Goodwill ................................................           --           796          630
                                                               ----------    ----------   ----------
Adjusted net income ........................................   $    5,459    $    2,025   $    7,588
                                                               ==========    ==========   ==========

Earnings per common share
Income (loss) from continuing operations allocable to
   common stockholders .....................................   $     (.08)   $      .04   $      .70
   Amortization of goodwill ................................           --           .06          .05
                                                               ----------    ----------   ----------
Adjusted income (loss) from continuing operations
   allocable to common stockholders ........................   $     (.08)   $      .10   $      .75
                                                               ==========    ==========   ==========

Net income allocable to common stockholders ................   $      .39    $      .05   $      .50
   Amortization of goodwill ................................           --           .06          .05
                                                               ----------    ----------   ----------
Adjusted net income allocable to common stockholders .......   $      .39    $      .11   $      .55
                                                               ==========    ==========   ==========

Earnings per common share - assuming dilution
Income (loss) from continuing operations allocable to
   common stockholders .....................................   $     (.08)   $      .03   $      .69
   Amortization of goodwill ................................           --           .06          .05
                                                               ----------    ----------   ----------
Adjusted income (loss) from continuing operations
   allocable to common stockholders ........................   $     (.08)   $      .09   $      .74
                                                               ==========    ==========   ==========

Net income allocable to common stockholders ................   $      .39    $      .04   $      .49
   Amortization of goodwill ................................           --           .06          .05
                                                               ----------    ----------   ----------
Adjusted net income allocable to common stockholders .......   $      .39    $      .10   $      .54
                                                               ==========    ==========   ==========

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 19. QUARTERLY RESULTS OF OPERATIONS

The following is a tabulation of the quarterly results of operations for the years ended December 31, 2002 and 2001 (unaudited). The quarterly results of operations for 2002 have been restated to present the operating results of a property sold in December 2002 in discontinued operations in accordance with SFAS No. 144 and to reflect the adoption of the fair value expense recognition provisions of SFAS No. 123 effective July 1, 2002.

                                                             First         Second          Third          Fourth
                                                            Quarter        Quarter        Quarter        Quarter
                                                          -----------    -----------    -----------    -----------
                         2002
Revenue ...............................................   $    39,750    $    28,977    $    33,150    $    30,545
Expenses ..............................................       (33,223)       (33,622)       (32,628)       (33,306)
                                                          -----------    -----------    -----------    -----------
Income (loss) before other items ......................         6,527         (4,645)           522         (2,761)
Minority interests in income of consolidated
  partnerships ........................................          (149)          (313)          (462)          (361)
Gain on sale of real estate ...........................            --             --             --          1,258
Loss on investments ...................................            --             --            (13)           (16)
Insurance and other claims ............................            --             --             84             --
Litigation settlement .................................            --             --            102             --
                                                          -----------    -----------    -----------    -----------
Income (loss) from continuing operations ..............         6,378         (4,958)           233         (1,880)
Discontinued operations
  Income (loss) before gain on sale of real estate ....            67            (17)           (47)           (86)
  Gain on sale of real estate .........................         2,267             --             --          4,348
Extraordinary items ...................................          (142)          (248)          (305)          (151)
                                                          -----------    -----------    -----------    -----------
Net income (loss) .....................................         8,570         (5,223)          (119)         2,231
Dividends on cumulative preferred stock ...............          (171)          (171)          (171)          (170)
                                                          -----------    -----------    -----------    -----------
Net income (loss) allocable to common
  stockholders ........................................   $     8,399    $    (5,394)   $      (290)   $     2,061
                                                          ===========    ===========    ===========    ===========

Earnings per common share
Income (loss) from continuing operations
  allocable to common stockholders ....................   $       .51    $      (.42)   $       .01    $      (.17)
Discontinued operations ...............................           .19             --             --            .35
Extraordinary items ...................................          (.01)          (.02)          (.03)          (.01)
                                                          -----------    -----------    -----------    -----------
Net income (loss) allocable to common
  stockholders ........................................   $       .69    $      (.44)   $      (.02)   $       .17
                                                          ===========    ===========    ===========    ===========

Weighted average shares of common stock used
  in computing earnings per common share(1) ...........    12,221,577     12,143,804     12,029,148     11,883,412
                                                          ===========    ===========    ===========    ===========

Earnings per common share - assuming dilution
Income (loss) from continuing operations
  allocable to common stockholders ....................   $       .47    $      (.42)   $        --    $      (.17)
Discontinued operations ...............................           .18             --             --            .35
Extraordinary items ...................................          (.01)          (.02)          (.02)          (.01)
                                                          -----------    -----------    -----------    -----------
Net income (loss) allocable to common
  stockholders ........................................   $       .64    $      (.44)   $      (.02)   $       .17
                                                          ===========    ===========    ===========    ===========

Weighted average shares of common stock used
  in computing earnings per common share -
  assuming dilution(1) ................................    13,163,652     12,143,804     13,210,986     11,883,412
                                                          ===========    ===========    ===========    ===========

----------

(1)  Restated for three-for-two stock split in February 2003.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 19. QUARTERLY RESULTS OF OPERATIONS (Continued)

                                                        First         Second          Third          Fourth
                                                       Quarter        Quarter        Quarter        Quarter
                                                     -----------    -----------    -----------    -----------
                        2001
Revenue ..........................................   $    27,483    $    28,875    $    27,876    $    34,411
Expenses .........................................       (30,531)       (29,515)       (31,397)       (34,740)
                                                     -----------    -----------    -----------    -----------
(Loss) before other items ........................        (3,048)          (640)        (3,521)          (329)
Minority interest in income of consolidated
  partnership ....................................          (111)          (111)          (150)          (148)
Net gain on sale of real estate ..................           614            174          1,902          2,304
Gain (loss) on investments .......................           127            (76)            --          1,500
Insurance and other claims .......................           306             --             --             --
Litigation settlement ............................            --          2,295             --             --
                                                     -----------    -----------    -----------    -----------
Income (loss) from continuing operations .........        (2,112)         1,642         (1,769)         3,327
Extraordinary items ..............................          (100)          (470)            --            385
Cumulative effect of change in accounting
  principle ......................................           326             --             --             --
                                                     -----------    -----------    -----------    -----------
Net income (loss) ................................        (1,886)         1,172         (1,769)         3,712
Dividends on cumulative preferred stock ..........          (187)          (186)          (112)          (172)
                                                     -----------    -----------    -----------    -----------
Net income (loss) allocable to common
  stockholders ...................................   $    (2,073)   $       986    $    (1,881)   $     3,540
                                                     ===========    ===========    ===========    ===========
Earnings per common share
Income (loss) from continuing operations
  allocable to common stockholders ...............   $      (.19)   $       .12    $      (.15)   $       .26
Extraordinary items ..............................          (.01)          (.04)            --            .03
Cumulative effect of change in accounting
  principle ......................................           .03             --             --             --
                                                     -----------    -----------    -----------    -----------
Net income (loss) allocable to common
  stockholders ...................................   $      (.17)   $       .08    $      (.15)   $       .29
                                                     ===========    ===========    ===========    ===========

Weighted average shares of common stock used
  in computing earnings per common share(1) ......    12,426,182     12,318,299     12,320,237     12,241,404
                                                     ===========    ===========    ===========    ===========

Earnings per common share - assuming dilution
Income (loss) from continuing operations
  allocable to common stockholders ...............   $      (.19)   $       .11    $      (.15)   $       .24
Extraordinary items ..............................          (.01)          (.04)            --            .03
Cumulative effect of change in accounting
  principle ......................................           .03             --             --             --
                                                     -----------    -----------    -----------    -----------
Net income (loss) allocable to common
  stockholders ...................................   $      (.17)   $       .07    $      (.15)   $       .27
                                                     ===========    ===========    ===========    ===========

Weighted average shares of common stock used
  in computing earnings per common share -
  assuming dilution(1) ...........................    12,426,182     12,946,418     12,320,237     12,969,916
                                                     ===========    ===========    ===========    ===========

----------

(1) Restated for 10% stock dividend paid in April 2002 and three-for-two stock split in February 2003.

                                                                    SCHEDULE III
                         TARRAGON REALTY INVESTORS, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2002
                             (DOLLARS IN THOUSANDS)

                                                                       COSTS(A)
                                                                     CAPITALIZED         GROSS CARRYING AMOUNTS
                                          INITIAL COST TO COMPANY     SUBSEQUENT             AT END OF YEAR
                                          -----------------------   TO ACQUISITION   -------------------------------
                                                    BUILDINGS AND   --------------            BUILDINGS AND           ACCUMULATED
        DESCRIPTION          ENCUMBRANCES   LAND    IMPROVEMENTS     IMPROVEMENTS     LAND    IMPROVEMENTS    TOTAL   DEPRECIATION
        -----------          ------------  -------  -------------   --------------   -------  -------------  -------  ------------
FOR-SALE HOUSING INVENTORY

5600 Collins Avenue          $         --  $ 6,653  $      27,962   $      (23,390)  $ 1,164  $      10,061  $11,225  $         --
  Miami, FL
Alta Mar                               --    1,986            639              176     1,986            815    2,801            --
  Ft. Myers, FL
Pine Crest Village at
 Victoria Park                     16,711    3,612          8,427            5,567     3,612         13,994   17,606            --
  Ft. Lauderdale, FL
                             ------------  -------  -------------   --------------   -------  -------------  -------  ------------
                                   16,711   12,251         37,028          (17,647)    6,762         24,870   31,632            --
                             ------------  -------  -------------   --------------   -------  -------------  -------  ------------
PROPERTIES HELD
 FOR INVESTMENT

Apartments

Acadian Place                       3,095      897          2,608            2,287       897          4,895    5,792         2,459
  Baton Rouge, LA
Antelope Pines                     13,411    3,079         14,333              104     3,370         14,146   17,516         1,620
  Lancaster, CA
Aspentree                           3,605      876          3,506              960       876          4,466    5,342           916
  Dallas, TX
Bay West                            8,174      891          3,566            4,062       891          7,628    8,519         2,545
  Bradenton, FL
Bayfront                            4,062      457          2,052            2,498       457          4,550    5,007         2,326
  Houston, TX
The Brooks                          3,046      558          2,230              291       548          2,531    3,079           374
  Addison, TX
Carlyle Towers                      6,959      559          5,939            2,637       559          8,576    9,135         3,563
  Southfield, MI
Courtyard at the Park               4,497      768          3,086            1,710       768          4,796    5,564         1,461
  Miami, FL
Creekwood North                     4,827      532          2,127            1,976       532          4,103    4,635         1,409
  Altamonte Springs, FL
Cross Creek                         2,569      221            883              558       225          1,437    1,662           635
  Lexington, KY
Diamond Loch                        3,311      380          2,791            1,764       380          4,555    4,935         2,309
  Fort Worth, TX
Forest Oaks                         2,752      691          2,685              900       691          3,585    4,276         1,055
  Lexington, KY
Forest Park                         7,650    1,670          6,680              825     1,734          7,441    9,175           217
  Rocky Hill, CT

                                                     LIFE ON WHICH
                                                      DEPRECIATION
                                                       IN LATEST
                                                      STATEMENT OF
                               DATE OF       DATE      OPERATIONS
        DESCRIPTION          CONSTRUCTION  ACQUIRED   IS COMPUTED
        -----------          ------------  --------  -------------
FOR-SALE HOUSING INVENTORY

5600 Collins Avenue                  1997    Feb-00             --
  Miami, FL
Alta Mar                               --    Dec-02             --
  Ft. Myers, FL
Pine Crest Village at
 Victoria Park                       1965    Jul-90             --
  Ft. Lauderdale, FL



PROPERTIES HELD
 FOR INVESTMENT

Apartments

Acadian Place                        1974    Mar-84   3 - 40 years
  Baton Rouge, LA
Antelope Pines                       1985    Apr-02   3 - 40 years
  Lancaster, CA
Aspentree                            1974    Nov-98   3 - 40 years
  Dallas, TX
Bay West                             1974    Nov-92   3 - 40 years
  Bradenton, FL
Bayfront                             1971    Feb-87   3 - 40 years
  Houston, TX
The Brooks                           1969    Nov-98   3 - 40 years
  Addison, TX
Carlyle Towers                       1970    Nov-88   3 - 40 years
  Southfield, MI
Courtyard at the Park                1972    Jul-97   3 - 40 years
  Miami, FL
Creekwood North                      1973    Nov-92   3 - 40 years
  Altamonte Springs, FL
Cross Creek                          1966    Nov-92   3 - 40 years
  Lexington, KY
Diamond Loch                         1978    Oct-85   3 - 40 years
  Fort Worth, TX
Forest Oaks                          1971    Nov-94   3 - 40 years
  Lexington, KY
Forest Park                          1967    Oct-01   3 - 40 years
  Rocky Hill, CT

                                                                    SCHEDULE III
                         TARRAGON REALTY INVESTORS, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2002
                             (DOLLARS IN THOUSANDS)

                                                                       COSTS(A)
                                                                     CAPITALIZED        GROSS CARRYING AMOUNTS
                                          INITIAL COST TO COMPANY     SUBSEQUENT             AT END OF YEAR
                                          -----------------------   TO ACQUISITION   -------------------------------
                                                    BUILDINGS AND   --------------            BUILDINGS AND           ACCUMULATED
        DESCRIPTION          ENCUMBRANCES   LAND    IMPROVEMENTS     IMPROVEMENTS     LAND    IMPROVEMENTS    TOTAL   DEPRECIATION
        -----------          ------------  -------  -------------   --------------   -------  -------------  -------  ------------
PROPERTIES HELD
 FOR INVESTMENT

Apartments (Continued)

Fountainhead                 $      7,106  $ 1,572  $       6,291   $          789   $ 1,572  $       7,080  $ 8,652  $      1,386
  Kissimmee, FL
French Villa                        3,053      447          1,786              854       447          2,640    3,087           363
  Tulsa, OK
Harbour Green                       9,226      718         10,460              347       718         10,807   11,525         1,559
  Panama City, FL
Heather Hill                       20,225      643         14,562            8,539       766         22,978   23,744        11,542
  Temple Hills, MD
Holly House                         1,672      397          1,590              107       397          1,697    2,094           217
  North Miami, FL
Kirklevington                       2,893      490          1,961              977       490          2,938    3,428         1,193
  Lexington, KY
Lake Point                             --    2,075          6,225            4,779     2,075         11,004   13,079         4,227
  Memphis, TN
Landmark                            1,680      376          1,504              682       373          2,189    2,562           586
  Tallahassee, FL
Marina Park                         3,552      657          2,625            1,576       671          4,187    4,858         1,457
  Miami, FL
Martin's Landing                    6,151    1,038          4,201            1,893     1,041          6,091    7,132         1,738
  Lakeland, FL
Mayfaire at Windsor Parke          18,338    3,086         18,843              392     3,086         19,235   22,321         2,799
  Jacksonville, FL
Meadowbrook                         4,146      306          1,230              597       306          1,827    2,133           572
  Baton Rouge, LA
Mission Trace                       2,191      563          2,252              235       563          2,487    3,050           355
  Tallahassee, FL
Morningside                         2,400      426          1,678              720       426          2,398    2,824           662
  Jacksonville, FL
Mustang Creek                       5,774      718          2,872            2,370       720          5,240    5,960         1,843
  Arlington, TX
Newport                             4,751    1,334          5,338            1,800     1,383          7,089    8,472         1,613
  Plantation, FL
Palm Court                          4,544      598          2,393            1,379       598          3,772    4,370         1,696
  Miami, FL
Park Dale Gardens                   5,457      354          1,416            1,662       531          2,901    3,432         1,396
  Dallas, TX
Prado Bay                           4,526      614          3,482            2,011       614          5,493    6,107         2,244
  North Bay Village, FL
The Regents                         6,168      303          1,212            5,470       304          6,681    6,985         1,571
  Jacksonville, FL

                                                     LIFE ON WHICH
                                                      DEPRECIATION
                                                       IN LATEST
                                                      STATEMENT OF
                               DATE OF       DATE      OPERATIONS
        DESCRIPTION          CONSTRUCTION  ACQUIRED   IS COMPUTED
        -----------          ------------  --------  -------------
PROPERTIES HELD
 FOR INVESTMENT

Apartments (Continued)

Fountainhead                         1988    Jun-97   3 - 40 years
  Kissimmee, FL
French Villa                         1971    Nov-98   3 - 40 years
  Tulsa, OK
Harbour Green                        1997    Feb-00   3 - 40 years
  Panama City, FL
Heather Hill                         1966    May-86   3 - 40 years
  Temple Hills, MD
Holly House                          1968    Nov-98   3 - 40 years
  North Miami, FL
Kirklevington                        1975    Nov-92   3 - 40 years
  Lexington, KY
Lake Point                           1974    May-93   3 - 40 years
  Memphis, TN
Landmark                             1967    Oct-97   3 - 40 years
  Tallahassee, FL
Marina Park                          1974    Apr-95   3 - 40 years
  Miami, FL
Martin's Landing                     1973    Nov-94   3 - 40 years
  Lakeland, FL
Mayfaire at Windsor Parke            1997    Feb-00   3 - 40 years
  Jacksonville, FL
Meadowbrook                          1968    Oct-95   3 - 40 years
  Baton Rouge, LA
Mission Trace                        1989    May-96   3 - 40 years
  Tallahassee, FL
Morningside                          1973    Feb-97   3 - 40 years
  Jacksonville, FL
Mustang Creek                        1974    May-95   3 - 40 years
  Arlington, TX
Newport                              1973    Jun-97   3 - 40 years
  Plantation, FL
Palm Court                           1971    Oct-89   3 - 40 years
  Miami, FL
Park Dale Gardens                    1975    Dec-91   3 - 40 years
  Dallas, TX
Prado Bay                            1966    Oct-90   3 - 40 years
  North Bay Village, FL
The Regents                          1972    Sep-95   3 - 40 years
  Jacksonville, FL

                                                                    SCHEDULE III
                         TARRAGON REALTY INVESTORS, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2002
                             (DOLLARS IN THOUSANDS)

                                                                       COSTS(A)
                                                                     CAPITALIZED         GROSS CARRYING AMOUNTS
                                          INITIAL COST TO COMPANY     SUBSEQUENT             AT END OF YEAR
                                          -----------------------   TO ACQUISITION   -------------------------------
                                                    BUILDINGS AND   --------------            BUILDINGS AND           ACCUMULATED
        DESCRIPTION          ENCUMBRANCES   LAND    IMPROVEMENTS     IMPROVEMENTS     LAND    IMPROVEMENTS    TOTAL   DEPRECIATION
        -----------          ------------  -------  -------------   --------------   -------  -------------  -------  ------------
PROPERTIES HELD
 FOR INVESTMENT

Apartments (Continued)

River City Landing           $     10,160  $ 1,237  $       5,602   $        8,183   $ 1,237  $      13,785  $15,022  $      2,822
  Jacksonville, FL
Southern Elms                       1,683      304          1,216              249       304          1,465    1,769           278
  Tulsa, OK
Summit on the Lake                  4,461      895          3,582            1,048       907          4,618    5,525         1,403
  Fort Worth, TX
Vintage at Fenwick
 Plantation(B)                     13,384    2,014            457           14,017     2,021         14,467   16,488           111
  Charleston, SC
Vintage at Lake Lotta              13,979    2,013            701           14,961     2,030         15,645   17,675           744
  Ocoee, FL
Vintage at Legacy                  21,519    4,545             --           24,333     2,685         26,193   28,878         2,153
  Frisco, TX
Vintage at Madison Crossing         9,303      522            245           10,667       622         10,812   11,434           278
  Huntsville, AL
Vintage at Plantation Bay          13,404    2,231             64           12,912     2,231         12,976   15,207           718
  Jacksonville, FL
Vintage at Tampa Palms             19,750    4,180             17           18,638     4,180         18,655   22,835         1,046
  Tampa, FL
Vintage at Vista Lakes(B)           7,108    2,806            249            7,449     2,806          7,698   10,504            --
  Orlando, FL
Vintage on the Green               24,589    3,933         10,469           17,143     4,283         27,262   31,545         2,053
  Orlando, FL
Vistas at Lake Worth                9,250      752             92           16,138       752         16,230   16,982         2,464
  Fort Worth, TX
Woodcreek Garden                   17,936    3,989         19,815              170     4,642         19,332   23,974         2,034
  Lancaster, CA
Woodcreek                           8,493      472          4,977            2,559       451          7,557    8,008         3,944
  Jacksonville, FL

Office Buildings

1505 Highway 6                         --      720          2,877              450       720          3,327    4,047           527
  Houston, TX
Emerson Center(C)                   7,533      131          8,781              457     1,048          8,321    9,369         5,717
  Atlanta, GA
NW O'Hare                              --    1,990          7,965           (1,495)    1,104          7,356    8,460         4,573
  Des Plaines, IL
Orlando Central Park                6,380    1,888          7,605              673     1,888          8,278   10,166           989
  Orlando, FL

                                                     LIFE ON WHICH
                                                      DEPRECIATION
                                                       IN LATEST
                                                      STATEMENT OF
                               DATE OF       DATE      OPERATIONS
        DESCRIPTION          CONSTRUCTION  ACQUIRED   IS COMPUTED
        -----------          ------------  --------  -------------
PROPERTIES HELD
 FOR INVESTMENT

Apartments (Continued)

River City Landing                   1965    Jun-96   3 - 40 years
  Jacksonville, FL
Southern Elms                        1968    Nov-98   3 - 40 years
  Tulsa, OK
Summit on the Lake                   1986    Mar-94   3 - 40 years
  Fort Worth, TX
Vintage at Fenwick
 Plantation(B)                   Underway    Dec-01   3 - 40 years
  John's Island, SC
Vintage at Lake Lotta                2001    Feb-00   3 - 40 years
  Ocoee, FL
Vintage at Legacy                    1999    May-98   3 - 40 years
  Frisco, TX
Vintage at Madison Crossing          2002    Feb-00   3 - 40 years
  Huntsville, AL
Vintage at Plantation Bay            2001    Jun-00   3 - 40 years
  Jacksonville, FL
Vintage at Tampa Palms               2001    Aug-00   3 - 40 years
  Tampa, FL
Vintage at Vista Lakes(B)        Underway    Apr-02             --
  Orlando, FL
Vintage on the Green                 2000    Feb-00   3 - 40 years
  Orlando, FL
Vistas at Lake Worth                 1998    Dec-94   3 - 40 years
  Fort Worth, TX
Woodcreek Garden                     1988    Apr-02   3 - 40 years
  Lancaster, CA
Woodcreek                            1975    Nov-86   3 - 40 years
  Jacksonville, FL

Office Buildings

1505 Highway 6                       1983    Oct-98   3 - 40 years
  Houston, TX
Emerson Center(C)                    1974    Jul-86   3 - 40 years
  Atlanta, GA
NW O'Hare                            1972    Apr-86   3 - 40 years
  Des Plaines, IL
Orlando Central Park                 1966    May-99   3 - 40 years
  Orlando, FL

                                                                    SCHEDULE III
                         TARRAGON REALTY INVESTORS, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2002
                             (DOLLARS IN THOUSANDS)

                                                                       COSTS(A)
                                                                     CAPITALIZED         GROSS CARRYING AMOUNTS
                                          INITIAL COST TO COMPANY     SUBSEQUENT             AT END OF YEAR
                                          -----------------------   TO ACQUISITION   -------------------------------
                                                    BUILDINGS AND   --------------            BUILDINGS AND           ACCUMULATED
        DESCRIPTION          ENCUMBRANCES   LAND    IMPROVEMENTS     IMPROVEMENTS     LAND    IMPROVEMENTS    TOTAL   DEPRECIATION
        -----------          ------------  -------  -------------   --------------   -------  -------------  -------  ------------
PROPERTIES HELD
 FOR INVESTMENT

Office Buildings
 (Continued)

Park 20 West                 $      1,653  $   688  $       2,754   $          354   $   688  $       3,108  $ 3,796  $        432
  Tallahassee, FL

Shopping Centers

Briarwest                           1,552      375          1,499              127       375          1,626    2,001           232
  Houston, TX
Emerson Center(C)                      --       --            363               18        --            381      381            95
  Atlanta, GA
Jackson Square                         --    1,113          4,451           (1,465)    1,113          2,986    4,099         2,646
  Jackson, MS
Lakeview Mall                          --      513          2,050              625       341          2,847    3,188         1,675
  Manitowoc, WI
Mariner Plaza                       1,652      295          1,180            1,018       295          2,198    2,493           325
  Panama City, FL
Midway Mills Crossing               3,750      588          2,365            1,746     1,227          3,472    4,699         1,741
  Carrollton, TX
Northside Center                       --    1,591          3,712              309     1,611          4,001    5,612         1,288
  Gainesville, FL
Paramus Container Store             8,276       --          2,854            4,925        --          7,779    7,779           128
  Paramus, NJ
Stewart Square                      3,320      294          1,460              771       294          2,231    2,525         1,130
  Las Vegas, NV
Times Square                           --      125            499               90       125            589      714           257
  Lubbock, TX
University Center                      --      578          2,430            1,129       525          3,612    4,137         1,462
  Waco, TX

Land

820 Land(C)                            --      263             --               16       279             --      279            --
  Fort Worth, TX
Charlotte, NC                          --      571          1,333           (1,878)       26             --       26            --
Kansas City, MO                        --      802          1,871           (2,365)      308             --      308            --
Vistas Observatory(D)                  --      707             --               78       785             --      785            --
  Fort Worth, TX
                             ------------  -------  -------------   --------------   -------  -------------  -------  ------------
                                  390,946   71,419        247,942          211,801    70,912        460,250  531,162       103,173
                             ------------  -------  -------------   --------------   -------  -------------  -------  ------------

                                                     LIFE ON WHICH
                                                      DEPRECIATION
                                                       IN LATEST
                                                      STATEMENT OF
                               DATE OF       DATE      OPERATIONS
        DESCRIPTION          CONSTRUCTION  ACQUIRED   IS COMPUTED
        -----------          ------------  --------  -------------
PROPERTIES HELD
 FOR INVESTMENT

Office Buildings
 (Continued)

Park 20 West                         1972    Nov-98   3 - 40 years
  Tallahassee, FL

Shopping Centers

Briarwest                            1971    Nov-98   3 - 40 years
  Houston, TX
Emerson Center(C)                    1974    Jul-86   3 - 40 years
  Atlanta, GA
Jackson Square                       1970    Jan-96   3 - 40 years
  Jackson, MS
Lakeview Mall                        1968    Apr-87   3 - 40 years
  Manitowoc, WI
Mariner Plaza                        1968    Aug-97   3 - 40 years
  Panama City, FL
Midway Mills Crossing                1986    Oct-91   3 - 40 years
  Carrollton, TX
Northside Center                     1977    Dec-91   3 - 40 years
  Gainesville, FL
Paramus Container Store              2002    Aug-01   3 - 40 years
  Paramus, NJ
Stewart Square                       1971    Oct-87   3 - 40 years
  Las Vegas, NV
Times Square                         1985    Jul-89   3 - 40 years
  Lubbock, TX
University Center                    1959    Jul-91   3 - 40 years
  Waco, TX

Land

820 Land(C)                            --    Oct-99             --
  Fort Worth, TX
Charlotte, NC                          --    Dec-91             --
Kansas City, MO                        --    Dec-91             --
Vistas Observatory(D)                  --    Apr-98             --
  Fort Worth, TX

                                                                    SCHEDULE III
                         TARRAGON REALTY INVESTORS, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2002
                             (DOLLARS IN THOUSANDS)

                                                                       COSTS(A)
                                                                     CAPITALIZED         GROSS CARRYING AMOUNTS
                                          INITIAL COST TO COMPANY     SUBSEQUENT             AT END OF YEAR
                                          -----------------------   TO ACQUISITION   -------------------------------
                                                    BUILDINGS AND   --------------            BUILDINGS AND           ACCUMULATED
        DESCRIPTION          ENCUMBRANCES   LAND    IMPROVEMENTS     IMPROVEMENTS     LAND    IMPROVEMENTS    TOTAL   DEPRECIATION
        -----------          ------------  -------  -------------   --------------   -------  -------------  -------  ------------
PROPERTIES HELD
 FOR SALE

Apartments

Desert Winds                 $      1,094  $   354  $       1,399   $        1,149   $   354  $       2,548  $ 2,902  $        164
   Jacksonville, FL
Silver Creek                          996      301          1,206              835       322          2,020    2,342           137
  Jacksonville, FL

Land

820 Land, Fort Worth,
 TX(C)                              1,950    2,205             --              390     2,595             --    2,595            --
                             ------------  -------  -------------   --------------   -------  -------------  -------  ------------
                                    4,040    2,860          2,605            2,374     3,271          4,568    7,839           301
                             ------------  -------  -------------   --------------   -------  -------------  -------  ------------

                             $    411,697  $86,530  $     287,575   $      196,528   $80,945  $     489,688  $570,633 $    103,474
                             ============  =======  =============   ==============   =======  =============  ======== ============

                                                     LIFE ON WHICH
                                                      DEPRECIATION
                                                       IN LATEST
                                                      STATEMENT OF
                               DATE OF       DATE      OPERATIONS
        DESCRIPTION          CONSTRUCTION  ACQUIRED   IS COMPUTED
        -----------          ------------  --------  -------------
PROPERTIES HELD
 FOR SALE

Apartments

Desert Winds                         1972  Jun-98  3 - 40 years
   Jacksonville, FL
Silver Creek                         1972  Jun-98  3 - 40 years
  Jacksonville, FL

Land

820 Land, Fort Worth,
 TX(C)                                 --    Oct-99             --







(A) Includes property improvements, impairment charges, and amounts written off in connection with sales of portions of certain properties.

(B)  Property was under construction at December 31, 2002.

(C)  The loan is collateralized by both portions of this property.

(D) This property has been pledged as additional collateral for the $1.95 million loan which financed the acquisition of the 820 land in Ft. Worth, TX.

                                                                    SCHEDULE III
                                                                     (Continued)
                         TARRAGON REALTY INVESTORS, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION


                                                                  2002          2001          2000
                                                               ----------    ----------    ----------
                                                                       (dollars in thousands)
Reconciliation of real estate

Balance at January 1, ......................................   $  522,855    $  539,171    $  367,905

  Additions
     Acquisitions or partnership consolidations ............       46,196        18,846       154,408
     Improvements ..........................................       52,328        50,063        54,898
     Write-off of accumulated depreciation against basis ...       (5,577)           --            --
  Deductions
     Sales or partnership deconsolidations .................      (42,489)      (85,225)      (36,431)
     Impairment charges ....................................           --            --        (1,609)
     For-sale housing inventory write-downs ................       (2,680)           --            --
                                                               ----------    ----------    ----------

Balance at December 31, ....................................   $  570,633    $  522,855    $  539,171
                                                               ==========    ==========    ==========

Reconciliation of accumulated depreciation

Balance at January 1, ......................................   $   88,710    $   76,265    $   61,425

  Additions
     Depreciation ..........................................       20,167        19,597        18,083
     Acquisitions or partnership consolidations ............        2,733            --         3,555
  Deductions
     Sales or partnership deconsolidations .................       (2,559)       (7,109)       (6,774)
     Write-offs ............................................       (5,577)          (43)          (24)
                                                               ----------    ----------    ----------

Balance at December 31, ....................................   $  103,474    $   88,710    $   76,265
                                                               ==========    ==========    ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 8, 2002, Tarragon filed a Current Report on Form 8-K (dated August 5, 2002, and amended on August 16, 2002) to report the change of our independent certified public accountants from Arthur Andersen LLP to Grant Thornton LLP. There were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference to our proxy statement to be filed with the SEC in connection with our annual meeting of stockholders to be held in June 2003.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our proxy statement to be filed with the SEC in connection with our annual meeting of stockholders to be held in June 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to our proxy statement to be filed with the SEC in connection with our annual meeting of stockholders to be held in June 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to our proxy statement to be filed with the SEC in connection with our annual meeting of stockholders to be held in June 2003.


ITEM 14. CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-K, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company's internal controls or other factors that could significantly affect these disclosure controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this Report:

1. Consolidated Financial Statements

Reports of Independent Public Accountants - Grant Thornton LLP
                                            Arthur Andersen LLP

Consolidated Balance Sheets - December 31, 2002 and 2001

Consolidated Statements of Operations -
   Years Ended December 31, 2002, 2001, and 2000

Consolidated Statements of Stockholders' Equity -
   Years Ended December 31, 2002, 2001, and 2000

Consolidated Statements of Cash Flows -
   Years Ended December 31, 2002, 2001, and 2000

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

21.1*             Subsidiaries of the Registrant.

99.1*             Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*             Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3*             Consolidated Financial Statements of Ansonia Apartments, L.P.



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

Dated: March 17, 2003                       By: /s/ William S. Friedman
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

Signature                                        Capacities In Which Signed                          Date
/s/ William S. Friedman                          President, Chief Executive Officer,                 March 17, 2003
---------------------------------------          Director, and Chairman of the Board                 ------------------
William S. Friedman                              (Principal Executive Officer)

/s/ Erin D. Pickens                              Executive Vice President and                        March 17, 2003
---------------------------------------          Chief Financial Officer                             ------------------
Erin D. Pickens                                  (Principal Financial and
                                                 Accounting Officer)

/s/ Willie K. Davis                              Director                                            March 17, 2003
---------------------------------------                                                              ------------------
Willie K. Davis

/s/ Lance Liebman                                Director                                            March 10, 2003
---------------------------------------                                                              ------------------
Lance Liebman

/s/ Robert C. Rohdie                             Director                                            March 13, 2003
---------------------------------------                                                              ------------------
Robert C. Rohdie

/s/ Robert P. Rothenberg                         Director                                            March 11, 2003
---------------------------------------                                                              ------------------
Robert P. Rothenberg

/s/ Lawrence G. Schafran                         Director                                            March 17, 2003
---------------------------------------                                                              ------------------
Lawrence G. Schafran

/s/ Raymond V.J. Schrag                          Director                                            March 17, 2003
---------------------------------------                                                              ------------------
Raymond V. J. Schrag

/s/ Carl B. Weisbrod                             Director                                            March 11, 2003
---------------------------------------                                                              ------------------
Carl B. Weisbrod

                                  CERTIFICATION


I, William S. Friedman, President/CEO, certify that:

1. I have reviewed this annual report on Form 10-K of Tarragon Realty Investors, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:        March 17, 2003                 /s/ William S. Friedman
     -----------------------------          ------------------------------------
                                            William S. Friedman, President
                                            and Chief Executive Officer

                                  CERTIFICATION


I, Erin D. Pickens, Executive Vice President/CFO, certify that:

1. I have reviewed this annual report on Form 10-K of Tarragon Realty Investors, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:        March 17, 2003                 /s/ Erin D. Pickens
     -----------------------------          ------------------------------------
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

21.1              * Subsidiaries of the Registrant.

99.1              * Certification of Chief Executive Officer Pursuant to 18
                  U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.

99.2              * Certification of Chief Financial Officer Pursuant to 18
                  U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.

99.3              * Consolidated Financial Statements of Ansonia Apartments,
                  L.P.



* Filed herewith