Form 10-Q
period 2003-03-31
TARRAGON REALTY INVESTORS INC
filed 2003-05-13
CIK 1038217

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from_________________to_____________________

                         Commission File Number 0-22999

                         TARRAGON REALTY INVESTORS, INC.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Nevada                                        94-2432628
---------------------------------------------               --------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
               or organization)                             Identification No.)

                  1775 Broadway, 23rd Floor, New York, NY 10019
                 ----------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (212) 949-5000
                ------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 Common Stock, $.01 per value                          11,796,113
-----------------------------               ------------------------------------
          (Class)                              (Outstanding at April 30, 2003)

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements for the period ended March 31, 2003, have not been audited by independent certified public accountants, but, in our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of consolidated financial position, consolidated results of operations, and consolidated cash flows at the dates and for the periods indicated have been included.

                         TARRAGON REALTY INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                        March 31,             December 31,
                                                                                          2003                    2002
                                                                                        --------              -----------
Assets

Real estate held for investment (net of accumulated depreciation of
  $101,561 in 2003 and $103,173 in 2002) ............................................   $398,592                $427,989
Real estate held for sale (net of accumulated depreciation of $301 in 2003
  and 2002) .........................................................................      7,665                   7,538
For-sale housing inventory ..........................................................     29,790                  31,632
Investments in and advances to partnerships and joint ventures ......................     34,117                  29,102
Cash and cash equivalents ...........................................................     21,258                  18,023
Restricted cash .....................................................................      5,075                   6,115
Goodwill ............................................................................      2,691                   2,691
Other assets, net (including $471 in 2003 and $626 in 2002 due from affiliates) .....     15,823                  17,134
                                                                                        --------                --------
                                                                                        $515,011                $540,224
                                                                                        ========                ========

Liabilities and Stockholders' Equity

Liabilities
Notes, debentures, and interest payable .............................................   $406,110                $428,926
Other liabilities ...................................................................     15,636                  19,042
                                                                                        --------                --------
                                                                                         421,746                 447,968

Commitments and contingencies........................................................

Minority interests ..................................................................     18,729                  18,523

Stockholders' equity
Common stock, $.01 par value; authorized shares, 20,000,000; shares outstanding,
  11,800,107 in 2003 and 7,896,760 in 2002 (after deducting 5,587,837 in 2003
  and 3,705,382 in 2002 held in treasury) ...........................................        118                      79
Special stock, $.01 par value; authorized shares, 7,500,000; shares outstanding,
  none...............................................................................          -                       -
Preferred stock, $.01 par value; authorized shares, 2,500,000; shares outstanding, 557,518 in 2003 and 560,518 in 2002; liquidation preference,
  $6,690 in 2003 and $6,726 in 2002, or $12 per share ...............................          6                       6
Paid-in capital .....................................................................    306,110                 306,414
Accumulated deficit .................................................................   <231,698>               <232,766>
                                                                                        --------                --------
                                                                                          74,536                  73,733
                                                                                        --------                --------
                                                                                        $515,011                $540,224
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

                         TARRAGON REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                                                 For the Three Months
                                                                                                    Ended March 31,
                                                                                            ------------------------------
                                                                                                2003               2002
                                                                                            -----------        -----------
Revenue
  Rentals .............................................................................     $    21,567        $    19,457
  For-sale housing inventory sales ....................................................           3,754              9,244
  Interest (including $88 in 2002 from affiliates) ....................................             129                146
  Management fees and other (including $95 in 2003 and $190 in
     2002 from affiliates) ............................................................             108                224
  Equity in income <loss> of partnerships and joint ventures ..........................            <130>             9,632
                                                                                            -----------        -----------
                                                                                                 25,428             38,703
Expenses
  Property operations .................................................................          11,232             10,268
  Costs of for-sale housing inventory sales ...........................................           5,325              9,244
  Interest (including $59 in 2002 to affiliates) ......................................           8,722              5,713
  Depreciation ........................................................................           4,765              4,322
  General and administrative
     Corporate ........................................................................           3,282              2,038
     Property .........................................................................             835                727
                                                                                            -----------        -----------
                                                                                                 34,161             32,312
                                                                                            -----------        -----------
Income <loss> before other items ......................................................          <8,733>             6,391
Minority interests in income of consolidated partnerships .............................            <486>              <149>
Gain on sale of real estate ...........................................................           1,223                  -
                                                                                            -----------        -----------
Income <loss> from continuing operations ..............................................          <7,996>             6,242
Discontinued operations
  Income from operations ..............................................................               7                 61
  Gain on sale of real estate .........................................................           9,223              2,267
                                                                                            -----------        -----------
Net income ............................................................................           1,234              8,570
Dividends on cumulative preferred stock ...............................................            <166>              <171>
                                                                                            -----------        -----------
Net income allocable to common stockholders ...........................................     $     1,068        $     8,399
                                                                                            ===========        ===========

Earnings per common share
Income <loss> from continuing operations allocable to common stockholders .............     $      <.69>       $       .50
Discontinued operations ...............................................................             .78                .19
                                                                                            -----------        -----------
Net income allocable to common stockholders ...........................................     $       .09        $       .69
                                                                                            ===========        ===========

Weighted average shares of common stock used in computing earnings per share ..........      11,821,410         12,221,577
                                                                                            ===========        ===========

Earnings per common share - assuming dilution
Income <loss> from continuing operations allocable to common stockholders .............     $      <.69>       $       .46
Discontinued operations ...............................................................             .78                .18
                                                                                            -----------        -----------
Net income allocable to common stockholders ...........................................     $       .09        $       .64
                                                                                            ===========        ===========

Weighted average shares of common stock used in computing earnings per
  share - assuming dilution ...........................................................      11,821,410         13,163,652
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

                         TARRAGON REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                        For the Three Months
                                                                                                           Ended March 31,
                                                                                                  ------------------------------
                                                                                                     2003                2002
                                                                                                  -----------        -----------
Cash Flows from Operating Activities
    Net income..............................................................................      $     1,234        $     8,570
     Adjustments to reconcile net income to net cash provided by <used in> operating activities:
      Gain on sale of real estate...........................................................          <10,446>            <2,267>
      Minority interest in income of consolidated partnerships..............................              486                149
      Depreciation and amortization.........................................................            5,504              5,377
      Equity in <income> loss of partnerships and joint ventures............................              130             <9,632>
      Noncash compensation related to stock options.........................................              103                 75
      Decrease in for-sale housing inventory development costs..............................            2,244              7,461
      Changes in other assets and liabilities, net of effects of noncash investing and financing activities:
        <Increase> decrease in interest receivable..........................................              <19>                 3
        Decrease in other assets............................................................              466                713
        <Decrease> in other liabilities.....................................................           <2,164>            <4,597>
        <Decrease> in interest payable......................................................             <110>              <285>
                                                                                                  -----------        -----------
         Net cash provided by <used in> operating activities................................           <2,572>             5,567

Cash Flows from Investing Activities
  Proceeds from the sale of real estate ....................................................           13,585              3,005
  Real estate development costs and improvements ...........................................           <7,932>            <8,999>
  Distributions from investing activities of partnerships and joint ventures................                -              8,451
  Advances to partnerships and joint ventures for development costs.........................           <3,378>            <9,581>
  Net distributions related to property operations of partnerships and joint ventures.......            1,265              1,747
  Other.....................................................................................             <734>              <252>
                                                                                                  -----------        -----------
     Net cash provided by <used in> investing activities....................................            2,806             <5,629>

Cash Flows from Financing Activities
  Proceeds from borrowings..................................................................           30,636             44,471
  Payments of mortgage notes payable........................................................          <27,372>           <39,902>
  Advances from affiliates, net.............................................................                -              1,378
  Stock repurchases.........................................................................             <395>            <1,326>
  Dividends to stockholders.................................................................             <171>              <204>
  Other.....................................................................................              303               <245>
                                                                                                  -----------        -----------
    Net cash provided by financing activities...............................................            3,001              4,172
                                                                                                  -----------        -----------

Net increase in cash and cash equivalents...................................................            3,235              4,110
Cash and cash equivalents, beginning of period..............................................           18,023              8,989
                                                                                                  -----------        -----------
Cash and cash equivalents, end of period....................................................      $    21,258        $    13,099
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

                         TARRAGON REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                  For the Three Months
                                                                                                     Ended March 31,
                                                                                             ------------------------------
                                                                                                2003                2002
                                                                                             -----------        -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid..........................................................................      $     8,354        $     5,865
                                                                                             ===========        ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Assets written off and liabilities released in connection with the disposition of real estate:
     Real estate.......................................................................      $    16,045        $     2,676
     Other assets......................................................................               52                 <3>
     Notes and interest payable........................................................          <12,546>            <1,897>
     Other liabilities ................................................................             <412>               <38>
     Gain on sale......................................................................           10,446              2,267
                                                                                             -----------        -----------
       Cash received...................................................................      $    13,585        $     3,005
                                                                                             ===========        ===========

Effect on assets and liabilities of the deconsolidation of a property in connection with a change in control:
     Real estate.......................................................................      $    16,377        $         -
     Investments in and advances to partnerships and joint ventures....................           <2,549>                 -
     Other assets......................................................................              260                  -
     Notes and interest payable........................................................          <13,424>                 -
     Other liabilities ................................................................             <664>                 -
                                                                                             -----------        -----------
                                                                                             $         -        $         -
                                                                                             ===========        ===========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for the three month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2002. Dollar amounts in tables are in thousands. Certain 2002 balances have been reclassified to conform to the 2003 presentation.

NOTE 2.  STOCK OPTION PLANS

In 2002, we adopted the fair value method defined in Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," in accounting for our stock option plans, where previously we applied the Accounting Principles Board's Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," and related Interpretations. We elected to apply it prospectively for all options granted or modified since the beginning of 2002, as allowed by SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." Because some awards under the plans vest over periods ranging from one to five years, the cost related to stock-based employee compensation included in the determination of net income for the three months ended March 31, 2003 and 2002, is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per common share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                                         For the Three Months Ended
                                                                                  March 31,
                                                                       ------------------------------
                                                                           2003               2002
                                                                       -----------       ------------
Net income allocable to common stockholders, as reported...........    $     1,068       $      8,399
Add:
  Stock-based employee compensation expense included in reported
     net income....................................................            103                 75
Deduct:
  Total stock-based employee compensation expense determined
     under fair value based method for all awards..................           <166>              <282>
                                                                       -----------       ------------
Pro forma net income allocable to common stockholders..............    $     1,005       $      8,192
                                                                       ===========       ============

 Earnings per common share
  Net income allocable to common stockholders, as reported.........    $       .09       $        .69
                                                                       ===========       ============
  Net income allocable to common stockholders, pro forma...........    $       .09       $        .67
                                                                       ===========       ============

Earnings per common share - assuming dilution
  Net income allocable to common stockholders, as reported.........    $       .09       $        .64
                                                                       ===========       ============
  Net income allocable to common stockholders, pro forma...........    $       .09       $        .62
                                                                       ===========       ============

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 3.  INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES

Investments in and advances to partnerships and joint ventures consisted of the following at March 31, 2003:

                                                                              Percentage
                                                                               Interest
                                                                              ----------
601 Ninth Street Development, L.L.C.......................................        50%                $   380
801 Pennsylvania Avenue...................................................        50%                      -
Adams Street Development, L.L.C...........................................        40%                    516
Ansonia Apartments, L.P...................................................        70%                      -
Ansonia Liberty, L.L.C....................................................        90%                      -
Block 88 Development, L.L.C...............................................        40%                    357
Block 99/102 Development, L.L.C...........................................        40%                    189
Danforth Apartment Owners, L.L.C..........................................        99%                    189
Fenwick Tarragon Apartments, L.L.C. ......................................        70%                  2,384
Guardian-Jupiter Partners, Ltd............................................        70%                  4,158
Lake Sherwood Partners, L.L.C.............................................        70%                      -
Larchmont Associates, L.P.................................................        57%                  2,350
Merritt 8 Acquisitions, L.L.C.............................................        80%                  2,246
Merritt Stratford, L.L.C..................................................        50%                    519
One Las Olas, Ltd.........................................................        70%                 10,323
100 East Las Olas, Ltd., and East Las Olas, Ltd...........................        70%                  4,796
Sacramento Nine...........................................................        70%                    509
Summit/Tarragon Murfreesboro, L.L.C.......................................        70%                    771
Tarragon Calistoga, L.L.C.................................................        80%                    319
Tarragon Savannah I & II, L.L.C...........................................        99%                  2,655
Thirteenth Street Development, L.L.C......................................        50%                  1,176
Vineyard at Eagle Harbor, L.L.C...........................................        99%                    280
                                                                                                     -------
                                                                                                     $34,117
                                                                                                     =======

We exercise significant influence over but hold noncontrolling interests in each of the above partnerships or joint ventures or our outside partners have significant participating rights, as defined in the Financial Accounting Standard Board's Emerging Issues Task Force's 96-16 Abstract. Therefore, we account for our investments in these partnerships and joint ventures using the equity method.

As of January 1, 2003, Tarragon contributed its interest in Vintage at Fenwick Plantation to Fenwick Tarragon Apartments, L.L.C. and acquired a 70% interest in the joint venture. This contribution reduced our real estate held for investment and other assets by $16.6 million and reduced our notes and interest payable and other liabilities by $14 million. No gain or loss was recognized on the contribution.

We have guaranteed $7.8 million of mortgages on three unconsolidated properties. $925,000 relates to a mortgage that matures in 2012, $2.8 million relates to a mortgage that matures in 2003, and $4.1 million relates to a mortgage that matures in 2004. We have also guaranteed construction loans totaling $182.8 million on five unconsolidated properties, including the $90 million construction loan for the Las Olas River House condominium development. This construction loan has a March 31, 2003, balance of $14.7 million, matures in 2005, and provides for a one-year extension option. The aggregate balance of the other construction loans at March 31, 2003, is $89 million. These construction loans mature in 2003 or 2004 and have one- or two-year extension options. We have recorded no liability in connection with these guarantees.

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 3. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES
       (Continued)

Below is unaudited summarized financial information for Ansonia, Devonshire, and our other partnership and joint venture interests for the three month periods ended March 31, 2003 and 2002:

Three Months Ended March 31, 2003

                                                                      Ansonia              Other              Total
                                                                   ------------        ------------       ------------
Rental revenue                                                     $      4,954        $      5,904       $     10,858
Property operating expenses                                              <2,624>             <3,259>            <5,883>
Interest expense                                                         <1,564>             <2,271>            <3,835>
Depreciation expense                                                       <815>             <1,474>            <2,289>
                                                                   ------------        ------------       ------------
Net <loss>                                                                  <49>             <1,100>            <1,149>
Elimination of management fees paid
  to Tarragon                                                               245                 133                378
                                                                   ------------        ------------       ------------
Net income <loss> before management fees paid to Tarragon          $        196        $       <967>      $       <771>
                                                                   ============        ============       ============

Equity in income <loss> of partnerships and joint ventures         $        137        $       <675>      $       <538>
Cash distributions in excess of investment                                  350                  58                408
                                                                   ------------        ------------       ------------
                                                                   $        487        $       <617>      $       <130>
                                                                   ============        ============       ============

Three Months Ended March 31, 2002

                                                           Ansonia           Devonshire            Other               Total
                                                         -----------        ------------       --------------     --------------
Rental revenue                                           $     5,236        $        571       $       5,729      $       11,536
Property operating expenses                                   <2,612>               <405>             <2,612>             <5,629>
Interest expense                                              <1,549>               <205>             <1,757>             <3,511>
Depreciation expense                                            <735>                  -              <1,175>             <1,910>
                                                         -----------        ------------       -------------      --------------
Income <loss> before other items                                 340                 <39>                185                 486
Gain on sale of real estate                                    1,122              25,106                   -              26,228
                                                         -----------        ------------       -------------      --------------
Income from continuing operations                              1,462              25,067                 185              26,714
Discontinued operations (1)                                        -                   -                 109                 109
                                                         -----------        ------------       -------------      --------------
Net income                                                     1,462              25,067                 294              26,823
Elimination of management fees paid
  to Tarragon                                                    261                   -                  85                 346
                                                         -----------        ------------       -------------      --------------
 Net income before management fees paid
  to Tarragon                                            $     1,723        $     25,067       $         379      $       27,169
                                                         ===========        ============       =============      ==============
Equity in income of partnerships and joint ventures      $     1,206        $      8,156       $         270      $        9,632
                                                         ===========        ============       =============      ==============

----------------------------

(1) Includes revenue of $814.

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 4.  FOR-SALE HOUSING

At March 31, 2003, there were 15 units remaining in the 5600 Collins Avenue project. With the sell-out of the project nearing completion, we implemented a new sales strategy in April 2003 to facilitate a quick close-out of the project and to enable us to reallocate resources devoted to this project to other projects. In connection with the new sales strategy, we lowered the asking prices of the remaining condominium units. Based on the lower sale prices, we have written down the carrying value of the project as of March 31, 2003, by $1.6 million. As of May 9, 2003, we have only four unsold units remaining.

NOTE 5.  EARNINGS PER COMMON SHARE

Earnings per common share has been computed based on the weighted average number of shares of common stock outstanding for the three month periods ended March 31, 2003 and 2002. Following is a reconciliation of the weighted average shares of common stock outstanding used in the computation of earnings per share and earnings per share - assuming dilution. The information presented for 2002 has been restated to give effect to the three-for-two stock split in February 2003.

                                                                         For the Three Months
                                                                           Ended March 31,
                                                                    -----------------------------
                                                                       2003               2002
                                                                    ----------         ----------
Weighted average shares of common stock outstanding..........       11,821,410         12,221,577
Convertible preferred interest of minority partner in
  consolidated partnership...................................                -            311,778
Stock options................................................                -            630,297
                                                                    ----------         ----------
Weighted average shares of common stock outstanding -
  assuming dilution..........................................       11,821,410         13,163,652
                                                                    ==========         ==========

On a weighted average basis, options to purchase 2,891,651 shares of common stock at a price of $7.07 were outstanding during the three month period ended March 31, 2003. Their effect is not reflected in the computation of weighted average shares of common stock outstanding - assuming dilution because their effect is antidilutive due to a loss from continuing operations allocable to common stockholders. The options, which expire between December 31, 2005, and December 31, 2012, were still outstanding at March 31, 2003. During both periods presented, the exercise prices of all options were less than the market prices of the common stock on a weighted average basis.

The convertible preferred interest of minority partner in consolidated partnership represents the preferred interest of Mr. Robert Rohdie in a partnership we consolidate. For the three month period ended March 31, 2003, his interest was convertible into 356,318 shares. However, its effect is not reflected in weighted average shares of common stock outstanding - assuming dilution because its effect is antidilutive due to a loss from continuing operations allocable to common stockholders.

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

         - Investment. This division includes properties with stabilized operations. We consider a property "stabilized" when development or renovation is complete and recurring operating income exceeds operating expenses and debt service. Prior to 2003, we defined stabilized properties as completed properties with stabilized market rate occupancy at market rents for comparable product in the property's market and which are subject to neither renovation nor repositioning.

         - For-Sale Housing. Assets in this division include luxury high-rise condominiums, senior housing communities, and townhouses under development and existing apartment communities under conversion to condominiums.

The following table summarizes apartment units and commercial square footage in the Development and Investment Divisions. The For-Sale Housing Division includes two consolidated properties under renovation and scheduled for sale as 272 condominium homes and a land parcel on which we plan to begin construction of a 131-unit condominium project in the second quarter of 2003. It also includes a 42-story luxury condominium project under development and a mixed-use retail and residential condominium project with an aggregate 325 homes owned through unconsolidated joint ventures.

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 6.  SEGMENT REPORTING (Continued)

                                                                                               March 31,
                                                                                    ------------------------------
                                                                                       2003                 2002
                                                                                    ---------            ---------
Apartment units:
  Consolidated or directly owned:
     Development division:
       Completed apartment units in lease-up or under renovation.........                 702                1,261
       Apartment units under construction ...............................                 296                  394
     Investment division ................................................               8,780                8,088
  Unconsolidated and owned through joint ventures:
     Development division:
       Completed apartment units in lease-up or under renovation.........                 558                    -
       Apartment units under construction ...............................                 390                1,010
     Investment division ................................................               4,146                5,215
                                                                                    ---------            ---------
                                                                                       14,872               15,968
                                                                                    =========            =========
Commercial square footage:
  Consolidated or directly owned:
     Development division:
       Completed commercial space under renovation ......................             151,387              373,131
       Commercial space under construction ..............................                   -               34,381
     Investment division ................................................             993,169              762,367
  Unconsolidated and owned through joint ventures:
     Development division ...............................................                   -                    -
     Investment division ................................................             267,022              267,022
                                                                                    ---------            ---------
                                                                                    1,411,578            1,436,901
                                                                                    =========            =========

The following tables summarize operating data through income <loss> from continuing operations for the three divisions and net operating income (rental revenue less property operating expenses) and funds from operations for our Investment Division.

We use funds from operations, as defined below, to measure the performance of our Investment Division. We measure the performance of our Development and For-Sale Housing Divisions primarily by gross profit from third party and intercompany sales. Intercompany sales for 2003 include transfers on January 1, 2003, from the Development Division to the Investment Division of properties with 278 apartments and 221,744 square feet of commercial space that were stabilized during 2002. Intercompany sales for 2002 include transfers on January 1, 2002, from the Development Division to the Investment Division of properties with 2,970 apartments and 355,737 square feet of commercial space that were stabilized during 2001. The sale prices for these properties were their estimated fair market values as of the date of transfer, and the cost of sales was their net carrying values as of the same date. Gains on transfers of assets between segments do not represent gains recognizable in accordance with GAAP and, accordingly, are eliminated for purposes of consolidated reporting.

We allocate our general and administrative expenses among our three segments based on the functions of the corporate departments. We allocate other corporate items, including interest, management fee, and other revenue, and minority interests in income of consolidated partnerships in the same proportions as general and administrative expenses are allocated.

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 6.  SEGMENT REPORTING (Continued)

                                                                           For the Three Months Ended March 31, 2003
                                                            ----------------------------------------------------------------------
                                                                                            For-Sale
                                                           Investment     Development        Housing      Eliminations      Total
                                                           ----------     -----------       --------      ------------     -------
Rental revenue
  Consolidated properties .........................         $20,041         $ 1,188         $   338         $     -        $21,567
  Unconsolidated properties .......................           9,678           1,180               -               -         10,858
                                                            -------         -------         -------         -------        -------
     Total rental revenue .........................          29,719           2,368             338               -         32,425
Sales of apartment development and for-sale housing
  inventory
     Consolidated properties
       Sales to third parties .....................               -               -           3,754               -          3,754
       Intercompany sales .........................               -          12,709               -         <12,709>             -
     Unconsolidated properties
       Intercompany sales .........................               -          18,000               -         <18,000>             -
                                                            -------         -------         -------         -------        -------
                                                             29,719          33,077           4,092         <30,709>        36,179

Property operating expenses
  Consolidated properties .........................          10,026           1,027             179               -         11,232
  Unconsolidated properties .......................           5,047             828               8               -          5,883
Costs of sales of apartment development and
   for-sale housing inventory
     Consolidated properties
       Sales to third parties .....................               -               -           5,325               -          5,325
       Intercompany sales .........................               -           9,443               -          <9,443>             -
     Unconsolidated properties
       Intercompany sales .........................               -          14,744               -         <14,744>             -
                                                            -------         -------         -------         -------        -------
                                                             15,073          26,042           5,512         <24,187>        22,440
                                                            -------         -------         -------         -------        -------

Net operating income <loss> .......................          14,646           7,035          <1,420>         <6,522>        13,739

Interest expense
  Consolidated properties .........................           4,947             268           3,507               -          8,722
  Unconsolidated properties .......................           3,261             574               -               -          3,835
                                                            -------         -------         -------         -------        -------

Property level income <loss> before depreciation...           6,438           6,193          <4,927>         <6,522>         1,182

Allocated general and administrative expenses and
  other corporate items ...........................          <1,845>         <2,047>           <474>              -         <4,366>
                                                            -------         -------         -------         -------        -------

Income <loss> before depreciation and gain on sale
  of real estate ..................................           4,593           4,146          <5,401>         <6,522>        <3,184>

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 6.  SEGMENT REPORTING (Continued)

                                                                    For the Three Months Ended March 31, 2003
                                                       ------------------------------------------------------------------
                                                                                    For-Sale
                                                       Investment     Development    Housing    Eliminations     Total
                                                       ----------     -----------   ---------   ------------   ----------
Depreciation
  Consolidated properties...........................   $   <4,687>     $    <413>   $       -    $      335    $   <4,765>
  Unconsolidated properties.........................       <2,158>          <498>           -           367        <2,289>
Gain <loss> on sale of real estate - consolidated
  properties
  Sales to third parties............................          <66>             -            -         1,289         1,223
Distributions from unconsolidated partnerships and
  joint ventures in excess of investment............          408              -            -             -           408
Elimination of management fees paid by partnerships
  and joint ventures to Tarragon....................          342             36            -             -           378
Outside partners' interests in loss of
  unconsolidated partnerships and joint ventures               80            205            8           <60>          233
Outside partners' interests in intercompany sales
  of unconsolidated partnerships and joint
  ventures..........................................            -           <977>           -           977             -
                                                       ----------      ---------    ---------    ----------    ----------
Income <loss> from continuing operations............   $   <1,488>     $   2,499    $  <5,393>   $   <3,614>   $   <7,996>
                                                       ==========      =========    =========    ==========    ==========

                                                                       For the Three Months Ended March 31, 2002
                                                      ------------------------------------------------------------------------
                                                                                      For-Sale
                                                     Investment      Development       Housing      Eliminations       Total
                                                     ----------      -----------      --------      ------------     ---------
Rental revenue
  Consolidated properties .........................   $ 15,637        $  2,882        $    938        $      -       $  19,457
  Unconsolidated properties .......................     11,432             104               -               -          11,536
                                                      --------        --------        --------        --------       ---------
     Total rental revenue .........................     27,069           2,986             938               -          30,993
Sales of apartment development and for-sale housing
  inventory
     Consolidated properties
       Sales to third parties .....................          -               -           9,244               -           9,244
       Intercompany sales .........................          -         111,830               -        <111,830>              -
     Unconsolidated properties
       Intercompany sales .........................          -         118,850               -        <118,850>              -
                                                      --------        --------        --------        --------       ---------
                                                        27,069         233,666          10,182        <230,680>         40,237

Property operating expenses
  Consolidated properties .........................      7,912           1,936             420               -          10,268
  Unconsolidated properties .......................      5,582              47               -               -           5,629
Costs of sales of apartment development and
   for-sale housing inventory
     Consolidated properties
       Sales to third parties .....................          -               -           9,244               -           9,244
       Intercompany sales .........................          -          99,577               -         <99,577>              -
     Unconsolidated properties
       Intercompany sales .........................          -          89,628               -         <89,628>              -
                                                      --------        --------        --------        --------       ---------
                                                        13,494         191,188           9,664        <189,205>         25,141
                                                      --------        --------        --------        --------       ---------

Net operating income ..............................     13,575          42,478             518         <41,475>         15,096

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 6.  SEGMENT REPORTING (Continued)

                                                                     For the Three Months Ended March 31, 2002
                                                      --------------------------------------------------------------------
                                                                                 For-Sale
                                                      Investment   Development    Housing       Eliminations        Total
                                                      ----------   -----------   ---------      ------------      --------
Interest expense
  Consolidated properties..........................   $    4,293   $      927    $     493      $         -       $  5,713
  Unconsolidated properties........................        3,483           28            -                -          3,511
                                                      ----------   ----------    ---------      -----------       --------

Property level income before depreciation..........        5,799       41,523           25          <41,475>         5,872

Allocated general and administrative expenses and
  other corporate items............................       <1,239>      <1,102>        <203>               -         <2,544>
                                                      ----------   ----------    ---------      -----------       --------

Income <loss> before depreciation and gain on sale
  of real estate...................................        4,560       40,421         <178>         <41,475>         3,328

Depreciation
  Consolidated properties..........................       <3,695>        <848>           -              221         <4,322>
  Unconsolidated properties........................       <2,235>         <56>           -              381         <1,910>
Gain on sale of real estate of unconsolidated
  partnerships and joint ventures, net of income
  previously recognized by Tarragon................        9,971            -            -                -          9,971
Discontinued operations of unconsolidated
  partnerships and joint ventures..................          102            -            -                7            109
Elimination of management fees paid by partnerships
  and joint ventures to Tarragon...................          344            2            -                -            346
Outside partners' interests in <income> loss of
  unconsolidated partnerships and joint ventures          <1,217>           8            -              <71>        <1,280>
Outside partners' interests in intercompany sales
  of unconsolidated partnerships and joint
  ventures.........................................            -       <2,754>           -            2,754              -
                                                      ----------   ----------    ---------      -----------       --------
Income <loss> from continuing operations...........   $    7,830   $   36,773    $    <178>     $   <38,183>      $  6,242
                                                      ==========   ==========    =========      ===========       ========

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 6.  SEGMENT REPORTING (Continued)

                                                                                             For the Three Months Ended
                                                                                                     March 31,
                                                                                         ---------------------------------
                                                                                              2003                2002
                                                                                         ------------         ------------
Reconciliation of revenues per operating data table to total revenues per accompanying Consolidated Statements of Operations:
  Total revenues per operating data table.............................................   $     36,179         $     40,237
  Less expenses related to unconsolidated partnerships and joint ventures:
     Property operating expenses......................................................         <5,883>              <5,629>
     Interest expense.................................................................         <3,835>              <3,511>
     Depreciation expense.............................................................         <2,289>              <1,910>
  Gain on sale of real estate of unconsolidated partnerships and joint ventures, net
     of income previously recognized by Tarragon......................................              -                9,971
  Discontinued operations for unconsolidated partnerships and joint ventures..........              -                  109
  Distributions from unconsolidated partnerships and joint ventures in excess of
     investment.......................................................................            408                    -
  Elimination of management fees paid by partnerships and joint ventures to
     Tarragon.........................................................................            378                  346
  Outside partners' interests in <income> loss of unconsolidated partnerships and
     joint ventures...................................................................            233               <1,280>
  Interest, management fee, and other revenue presented with allocated
     general and administrative expenses and other corporate items....................            237                  370
                                                                                         ------------         ------------
  Total revenues per accompanying Consolidated Statements of Operations...............   $     25,428         $     38,703
                                                                                         ============         ============

Investment Division Net Operating Income:
Rental revenue
  Same store stabilized apartment communities.......................................     $     23,735         $     23,175
  Apartment communities stabilized during period....................................            2,407                    -
  Apartment communities sold during period..........................................                -                1,419
  Commercial properties.............................................................            3,577                2,475
                                                                                         ------------         ------------
                                                                                               29,719               27,069
Property operating expenses
  Same store stabilized apartment communities.......................................          <12,359>             <11,458>
  Apartment communities stabilized during period....................................           <1,068>                   -
  Apartment communities sold during period..........................................                -                 <888>
  Commercial properties.............................................................           <1,646>              <1,148>
                                                                                         ------------         ------------
                                                                                              <15,073>             <13,494>
Net operating income
  Same store stabilized apartment communities.......................................           11,376               11,717
  Apartment communities stabilized during period....................................            1,339                    -
  Apartment communities sold during period..........................................                -                  531
  Commercial properties.............................................................            1,931                1,327
                                                                                         ------------         ------------
                                                                                         $     14,646         $     13,575
                                                                                         ============         ============

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 6.  SEGMENT REPORTING (Continued)

                                                                                                   For the Three Months Ended
                                                                                                           March 31,
                                                                                               ---------------------------------
                                                                                                  2003                  2002
                                                                                               ------------         ------------
Funds from operations - Investment Division (1):
  Same store stabilized apartment communities..............................................    $      4,701         $      4,694
  Apartment communities stabilized during period...........................................             704                    -
  Apartment communities sold during period.................................................               -                  240
  Apartment communities in discontinued operations.........................................              25                  411
  Commercial properties....................................................................           1,082                  699
                                                                                               ------------         ------------
                                                                                                      6,512                6,044
  Allocation of corporate interest expense.................................................            <238>                <342>
  Allocation of general and administrative expenses and other corporate items..............          <1,845>              <1,239>
                                                                                               ------------         ------------
                                                                                               $      4,429         $      4,463
                                                                                               ============         ============

Reconciliation of funds from operations to income <loss> from continuing operations - Investment Division:
Funds from operations......................................................................    $      4,429         $      4,463
  Discontinued operations .................................................................             <25>                <411>
  Depreciation and amortization of real estate assets......................................          <4,517>              <3,737>
  Depreciation and amortization of real estate assets of partnerships and joint ventures...          <1,717>              <1,426>
  Distributions from partnerships and joint ventures in excess of investments..............             408                    -
  Loss on sale of real estate to third parties.............................................             <66>                   -
  Gain on sale of real estate of unconsolidated partnerships and joint ventures............               -                8,941
                                                                                               ------------         ------------
Income <loss> from continuing operations...................................................    $     <1,488>        $      7,830
                                                                                               ============         ============

----------------------------
(1) Tarragon considers funds from operations ("FFO") to be an appropriate measure of the performance of our investment portfolio but not of our other assets. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), equals net income <loss>, computed in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. We believe that a clear understanding of the operating results of our investment portfolio requires examining FFO along with net income <loss> as shown in the Consolidated Financial Statements and Notes. FFO does not represent cash generated from operating activities in accordance with GAAP and is not an alternative to net income as an indication of our operating performance or to cash flow as a measure of liquidity, nor is it necessarily indicative of cash available to fund cash needs and cash dividends. Our calculation of FFO may be different from the methods used by other companies and, therefore, may not be comparable to other companies.

NOTE 7.  DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," operating results for properties for which we implemented plans of disposals after the adoption of this pronouncement have been reported in discontinued operations. Discontinued operations for the three month periods ended March 31, 2003 and 2002, include the operations of seven properties sold in 2002 or the first quarter of 2003. Total revenues for these properties for the three months ended March 31, 2003, were $382,000 and for the three months ended March 31, 2002, were $1.7 million. The operations of these properties were previously reported in the Investment Division.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

In April 2003, in connection with the condominium conversion of Pine Crest Village at Victoria Park, representatives of Tarragon may have inadvertently disturbed asbestos-containing materials in violation of federal, state and/or local environmental laws. Such actions are currently under investigation by the Environmental Protection Agency and may result in civil and/or criminal proceedings under applicable law. The extent of any liability is unknown at this time.

Tarragon is also party to various claims and routine litigation arising in the ordinary course of business. We do not believe that the results of such claims and litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position, or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Please read this discussion along with the Consolidated Financial Statements and Notes included elsewhere in this report. Dollar amounts in tables are in thousands except for per unit or per share amounts.

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

CRITICAL ACCOUNTING POLICIES

Asset Impairment

We periodically review the carrying values of our properties. Accounting principles generally accepted in the United States of America ("GAAP") require that the carrying value of a property held for sale not exceed the lower of its cost or its estimated fair value less costs to sell. In instances where a property's estimated fair value less costs to sell is less than its carrying value at the time of evaluation, we provide an allowance for loss by making a charge against operations. Our review of properties held for sale generally includes selective site inspections, comparing the property's current rents to market rents, reviewing the property's expenses and maintenance requirements, discussions with the property manager, and a review of the surrounding area. We may make adjustments to estimated fair values based on future reviews.

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

Investments in Partnerships and Joint Ventures Accounted for Using the Equity Method

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

We have investments in 22 partnerships or joint ventures in which we hold noncontrolling interests or our outside partners have significant participating rights, as defined by the Financial Accounting Standards Board's Emerging Issues Task Force in its 96-16 Abstract. The net effect of not consolidating these joint ventures has been to reduce consolidated total assets, total liabilities, and gross revenues and expenses but has had no effect on reported net income or loss except in instances where we have received distributions from a joint venture in excess of our investment in the joint venture, with the excess recorded as income.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which, among other things, rescinded SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." SFAS No. 4 required gains and losses from extinguishments of debt to be classified as extraordinary items, if material. Under SFAS No. 145, gains and losses on extinguishments of debt will no longer be classified as extraordinary unless they meet the unusual in nature and infrequency of occurrence criteria in the Accounting Principles Board's Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," which is expected to be rare. We adopted SFAS No. 145 on January 1, 2003. Therefore, gains or losses on extinguishment of debt prior to maturity are longer classified as extraordinary items, but there was no impact on our reported net income or loss.

In November 2002, the FASB issued Interpretation (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of SFAS No. 5, "Accounting for Contingencies," SFAS No. 57, "Related Party Disclosures," and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." FIN 45 requires guarantors to recognize a liability at the inception of guarantee arrangements within its scope. Guarantors are also required to provide additional disclosures for guarantees. We adopted FIN 45 on January 1, 2003. There was no impact on our reported net income or loss.

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

On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 clarifies the circumstances in which a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component. It also amends certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. We are currently evaluating the effect adopting this pronouncement will have on our financial statements.

ENVIRONMENTAL MATTERS

Under federal, state, and local environmental laws, ordinances, and regulations, Tarragon may be liable for removal or remediation costs, as well as other costs (such as fines or injuries to persons and property) where our employees may have arranged for removal, disposal, or treatment of hazardous or toxic substances. In addition, environmental laws impose liability for release of asbestos-containing materials into the air, and third parties can seek recovery from Tarragon for personal injury associated with those materials. We are not aware of any liability relating to these matters that would have a material adverse effect on our business, financial position, or results of operations. However, we have recently become aware of a matter involving asbestos-containing materials at one of our condominium conversion projects, as described in Part II, Item 1. "LEGAL PROCEEDINGS." As of this date, we are unable to determine the outcome of this matter and whether it will have a material impact on our financial statements.

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

Proceeds from borrowings are expected to continue to be a key source of cash for Tarragon. During the remainder of 2003, we expect to generate net proceeds from mortgage borrowings on consolidated and unconsolidated properties of $20 million. We have a $20 million unsecured line of credit with affiliates of William S. Friedman, our President and Chief Executive Officer and Chairman of our Board of Directors. The line of credit matures in January 2004. All of these funds are available to us as of March 31, 2003, as there was no outstanding balance. We have an additional $9.8 million available under two lines of credit that mature in 2004.

Proceeds from sales of properties are also expected to continue to be a key source of cash for Tarragon. We expect to generate $10 million in net proceeds from the sale of consolidated properties during the remainder of 2003.

At April 28, 2003, we had entered into contracts to sell eight of the remaining 12 units at 5600 Collins Avenue for an aggregate contract price of $2.9 million. We had also entered into contracts to sell 87 of 121 units at Pine Crest Village I at Victoria Park for an aggregate contract price of $17.1 million. We began the conversion of Pine Crest to homes for sale in 2002 and began closing sales in April 2003. In the second quarter through April 28, 2003, we received net cash proceeds of $1.7 million (net of release payments on the Pine Crest construction loan of $3.9 million) from closing sales of three units at 5600 Collins and 18 units at Pine Crest. During the remainder of 2003, we expect these two projects to generate sale proceeds of $13 million in excess of renovation costs and mortgage payments.

Principal payments on mortgages totaling $56.6 million come due during the remainder of 2003, including $53.1 million of balloon payments. We intend to extend the loans or pay them off as they come due, largely through refinancings. Of the loans maturing during the remainder of 2003, a $19.8 million mortgage provides for a two-year extension option, and a $7.7 million mortgage provides for a one-year extension option. We believe we can arrange such new financing as may be needed to repay maturing notes.

We have guaranteed $7.8 million of mortgages on three unconsolidated properties. $925,000 relates to a mortgage that matures in 2012, $2.8 million relates to a mortgage that matures in 2003, and $4.1 million relates to a mortgage that matures in 2004. We have also guaranteed construction loans totaling $182.8 million on five unconsolidated properties, including the $90 million construction loan for the Las Olas River House condominium development. This construction loan has a March 31, 2003, balance of $14.7 million, matures in 2005, and provides for a one-year extension option. The aggregate balance of the other construction loans at March 31, 2003, is $89 million. These construction loans mature in 2003 or 2004 and have one- or two-year extension options.

Cash Flows from Operating Activities

Our net cash flow provided by operating activities was $5.6 million in the first quarter of 2002. In the first quarter of 2003, we used net cash in operating activities of $2.6 million. This decrease in cash flow is primarily due to increases in renovation costs for For-sale housing inventory coupled with a reduction in sales collected. See "For-Sale Housing Inventory Sales" below. Increased corporate general and administrative expenses, as discussed in "Corporate Expenses" below, added to the decline.

Cash Flows from Investing Activities

During the first quarter of 2003, net cash provided by investing activities was $2.8 million. In the first quarter of 2002, we used net cash in investing activities of $5.6 million.

Proceeds from the sale of real estate increased $10.6 million. See "Sales of Consolidated Properties" below for the detail of net cash proceeds from the sale of consolidated properties during the first quarter of 2003. During the first quarter of 2002, Tarragon received its share of net proceeds from the sale of two partnership properties totaling $8.5 million.

During the first quarter of 2003, Tarragon advanced $2.3 million and $189,000, respectively, to One Las Olas and East Las Olas in connection with the development of luxury condominium projects. During the same period in 2002, advances to these entities were $4.7 million and $4.1 million, respectively.

Cash Flows from Financing Activities

Cash provided by financing activities decreased $1.2 million in the first quarter of 2003 compared to the first quarter of 2002.

As stated previously, proceeds from borrowings are a significant source of cash for Tarragon. During the first quarter of 2002, we received net proceeds of $4.6 million from financings of consolidated properties. We also received $7.3 million from construction loan borrowings. During the first quarter of 2003, construction loan borrowings were $26.1 million, of which $16.7 million was used to payoff mortgages secured by Pine Crest Apartments.

Common Stock Repurchase Program

The Board of Directors has authorized a common stock repurchase program. We intend to continue to repurchase shares of our common stock as long as we believe the fair market value of our net assets per share is substantially greater than the market price of our common stock. We repurchased 25,340 shares of our common stock in open market and negotiated transactions during the first quarter of 2003 at a cost of $350,000. Subject to market conditions, we expect to repurchase shares of our common stock in 2003 at a rate consistent with that of 2002. As of March 31, 2003, Tarragon had authority to repurchase an additional 605,066 common shares.

Sales of Consolidated Properties

The following table summarizes sales of consolidated properties during the first quarter of 2003. Except for the sale of a portion of Northwest O'Hare Office Building, the gains on sale were presented in discontinued operations in accordance with SFAS No. 144.

                                                                                      Net Cash       Gain
Date of Sale                   Property                               Sale Price      Proceeds      on Sale
-----------------------------------------------------------------------------------------------------------
  Jan-03             Prado Bay Apartments                              $ 10,315       $ 4,119       $ 5,107
  Jan-03             Newport Apartments                                  10,000         4,106         2,013
  Jan-03(1)          Northwest O'Hare Office Building                     3,000         2,748         1,223
  Feb-03             Briarwest Shopping Center                            3,100         1,426         1,098
  Mar-03             Holly House Apartments                               3,017         1,186         1,005
                                                                       --------       -------       -------
                                                                       $ 29,432       $13,585       $10,446
                                                                       ========       =======       =======

-------------------
(1) Represents the sale of a portion of the property.

For-Sale Housing Inventory Sales

The following table summarizes the sales and cash flow of 5600 Collins Avenue for the three month periods ended March 31, 2003 and 2002. We recognized no gross profit on sales for these periods.

                                                            Three Months Ended
                                                                March 31,
                                                      -----------------------------
                                                          2003              2002
                                                      -----------------------------
Number of units sold..............................             12                37

Aggregate sales...................................    $     3,754       $     9,244

Aggregate sales collected.........................    $     3,685       $     8,948
Mortgage payments.................................              -            <6,737>
                                                      -----------       -----------
Net cash proceeds.................................          3,685             2,211
Renovation costs paid.............................           <513>           <1,487>
                                                      -----------       -----------
Net cash received.................................    $     3,172       $       724
                                                      ===========       ===========

Additionally, during the first quarter of 2003, we incurred $2.4 million in renovation costs in connection with the Pine Crest condominium conversion.

Due to an increase in estimated costs to complete the condominium conversion of 5600 Collins Avenue, we recorded For-sale housing inventory write-downs in 2002 totaling $2.7 million. With the sell-out of the project nearing completion, we implemented a new sales strategy in April 2003 to facilitate a quick close-out of the project and to enable us to reallocate resources devoted to this project to other projects. In connection with the new sales strategy, we lowered the asking prices of the remaining condominium units. Based on the lower sale prices, we have written down the carrying value of the project as of March 31, 2003, by $1.6 million. As of May 9, 2003, we have only four unsold units remaining.

RESULTS OF OPERATIONS

Consolidated Properties

At March 31, 2003, our consolidated apartment communities included 9,482 operating units, and our consolidated commercial properties had an aggregate 1.1 million square feet. The following table summarizes the components of aggregate property level net operating results for all of our consolidated properties for the three month periods ended March 31, 2003 and 2002.

                                                                Three Months Ended
                                                                    March 31,
                                                            -----------------------------------------------
                                                              2003               2002              Change
                                                            -----------------------------------------------
Rental revenue....................................          $ 21,567           $ 19,457           $   2,110
Property operating expenses.......................           <11,232>           <10,268>               <964>
                                                            --------           --------           ---------
Net operating income..............................            10,335              9,189               1,146
Interest expense..................................            <8,419>            <5,221>             <3,198>
Depreciation expense..............................            <4,765>            <4,322>               <443>
                                                            --------           --------           ---------
                                                            $ <2,849>          $   <354>          $  <2,495>
                                                            ========           ========           =========

The following table presents the changes in property level revenues and expenses caused by properties consolidated in April 2002 and new development properties in lease-up.

                                            Properties
                                          Consolidated in    Properties in       Other
                                           April 2002 (a)     Lease-up (b)       Changes             Total
                                          -----------------------------------------------------------------
Rental revenue.........................     $   1,536         $      741       $   <167>          $   2,110
Property operating expenses............          <641>              <224>           <99>               <964>
                                          -----------------------------------------------------------------
Net operating income...................           895                517           <266>              1,146
Interest expense.......................          <252>              <279>        <2,667>             <3,198>
Depreciation expense...................          <280>              <120>           <43>               <443>
                                          -----------------------------------------------------------------
                                            $     363         $      118       $ <2,976>          $  <2,495>
                                          =================================================================

--------------------------
(a) In connection with a change in control, Antelope Pines and Woodcreek Garden were consolidated beginning April 2002.

(b) Includes three properties recently completed or under construction that began lease-up in 2002 or 2003.

Other increases for interest expense include a $3.1 million prepayment penalty and $241,000 of deferred financing expenses written off upon the early payoff of two mortgages secured by Pine Crest Apartments. The mortgages were paid off in connection with the closing of a $25 million construction loan to finance the condominium conversion of this property.

The following table presents operating information about our same store portfolio of 42 consolidated apartment communities with 8,716 units owned for both three month periods.

                                                              Three Months Ended
                                                                  March 31,
                                                           -------------------------------------------------------
                                                                                                       Percentage
                                                               2003           2002        Change         Change
                                                           -------------------------------------------------------
Rental revenue....................................         $    16,562      $ 15,889    $      673             4.2%
Property operating expenses.......................              <8,860>       <8,426>         <434>           <5.2%>
                                                           -----------      --------    ----------    ------------
Net operating income..............................         $     7,702      $  7,463    $      239             3.2%
                                                           ===========      ========    ==========    ============
Net operating income as a percentage of rental
  revenue.........................................                46.5%         47.0%          <.5%>
Average monthly rental revenue per unit...........         $       633      $    608    $       25             4.1%

Unconsolidated Partnerships and Joint Ventures

The following table summarizes the components of equity in income <loss> of unconsolidated partnerships and joint ventures for the three month periods ended March 31, 2003 and 2002.

                                                              Three Months Ended
                                                                  March 31,
                                                         ----------------------------------------------
                                                              2003             2002           Change
                                                         ----------------------------------------------
Rental revenue....................................       $      10,858     $    11,536      $      <678>
Property operating expenses.......................              <5,883>         <5,629>            <254>
                                                         -------------     -----------      -----------
Net operating income..............................               4,975           5,907             <932>
Interest expense..................................              <3,835>         <3,511>            <324>
Depreciation expense..............................              <2,289>         <1,910>            <379>
Gain on sale of real estate.......................                   -          26,228          <26,228>
Discontinued operations...........................                   -             109             <109>
Elimination of management fees paid to Tarragon...                 378             346               32
Outside partners' interest in <income> loss of
  joint ventures..................................                 233          <1,280>           1,513
Distributions in excess of investment.............                 408               -              408
Reduction in gain recognized for distributions in
  excess of investment recognized in 2000.........                   -         <16,257>          16,257
                                                         -------------     -----------      -----------
Equity in income <loss> of partnerships and
  joint ventures..................................       $        <130>    $     9,632      $    <9,762>
                                                         =============     ===========      ===========

Gain on sale of real estate for 2002 includes a $25.1 million gain on the sale of Devonshire Apartment Owners' sole property, The Villages at Gateway. The reduction in gain recognized for distributions in excess of investment recognized in 2000 relates to Devonshire Apartment Owners. This income was recognized in connection with the transfer of ownership of The Villages at Gateway to the joint venture in July 2000 and represented distribution of financing proceeds in excess of our investment in the joint venture.

Discontinued operations include the net operating results of Stone Creek Associates whose only property was sold in December 2002.

Distributions in excess of investment are primarily related to distributions of financing proceeds of joint ventures in which we have recovered our investment. In these situations, the joint ventures' debt is non-recourse to Tarragon, and Tarragon has not committed to fund any cash flow deficits of the joint ventures.

The following table presents the effect of properties consolidated, deconsolidated, or sold since March 31, 2002, and new development properties in lease-up on aggregate joint ventures' property level revenues and expenses.

                                      Properties       Properties        Property          Other
                                   Consolidated in      Sold in       De-consolidated   Properties in    Other
                                    April 2002 (a)      2002 (b)        in 2003 (c)      Lease-up (d)   Changes       Total
                                   -----------------------------------------------------------------------------------------
Rental revenue...................     $ <1,405>        $ <1,187>        $    188          $  1,471       $ 255       $ <678>
Property operating expenses......          550              730             <265>             <826>       <443>        <254>
                                   -----------------------------------------------------------------------------------------
Net operating income <loss>......         <855>            <457>             <77>              645        <188>        <932>
Interest expense.................          268              368             <142>             <542>       <276>        <324>
Depreciation expense.............          243                -             <130>             <432>        <60>        <379>
                                   -----------------------------------------------------------------------------------------
Loss before gain on sale of
  real estate and discontinued
  operations.....................     $   <344>        $    <89>        $   <349>         $   <329>      $<524>      $<1,635>
                                   =========================================================================================

--------------------------
(a) In connection with a change in control, Antelope Pines and Woodcreek Garden were consolidated beginning April 2002.

(b) Includes four apartment communities sold in 2002. Operating results for a fifth property sold have been presented in discontinued operations.

(c) Due to a change in control in connection with forming a joint venture, The Vintage at Fenwick Plantation was deconsolidated in 2003. Construction of this property was recently completed, and it began leasing in July 2002.

(d) Includes three partnerships with properties recently completed or under construction that began lease-up in 2002.

Corporate Expenses

Corporate general and administrative expenses increased $1.2 million for the first quarter of 2003 compared to the first quarter of 2002 primarily due to development-related personnel additions and compensation increases.

SEGMENT OPERATING RESULTS

Investment Division

Net operating income (rental revenue less property operating expenses) for our 55 same store Investment Division apartment communities with 11,911 units (consolidated and unconsolidated) decreased $341,000, or 3%, in the first quarter of 2003 compared to the first quarter of 2002. This decrease was due to a $901,000, or 7.9%, increase in operating expenses, partially offset by a $560,000, or 2.4%, increase in rental revenues. Net operating income as a percentage of rental revenue for these properties was 47.9% in the first quarter of 2003 and 50.6% in the first quarter of 2002. Weather-related costs, including utilities and heavy snow removal, were higher in 2003.

The four (three consolidated and one unconsolidated) apartment communities stabilized since March 31, 2002, contributed net operating income of $1.3 million in the first quarter of 2003 to the Investment Division. Prior to their stabilization, their operating results were presented in the Development Division.

Tarragon uses funds from operations ("FFO") along with net income or loss computed in accordance with GAAP to measure the performance of the properties in its Investment Division. See NOTE 6. "SEGMENT REPORTING" in the Notes to Consolidated Financial Statements for the definition of FFO. The 55 same store apartment communities with 11,911 units, both consolidated and unconsolidated, reported FFO of $4.7 million in the first quarter of 2003, which is consistent with that reported in the first quarter of 2002. The four apartment communities stabilized since March 31, 2002, contributed FFO of $704,000 in the first quarter of 2003 to the Investment Division.

Development Division

Tarragon measures the performance of its Development Division primarily by gross profit from third party and intercompany sales. Gross profit from intercompany sales is the excess of the properties' estimated fair values over their net carrying values at the date they are determined to be stabilized and moved into the Investment Division. Gains on transfers of assets between segments do not represent gains recognizable in accordance with GAAP and, accordingly, are eliminated for purposes of consolidated reporting.

In the first quarter of 2003, the Development Division reported gross profit of $5.5 million on the transfer of properties that had become stabilized (three consolidated and one unconsolidated) to the Investment Division. In the first quarter of 2002, the Development Division reported gross profit of $38.7 million on the transfer of seven consolidated and five unconsolidated properties to the Investment Division upon the determination that they were stabilized.

For-Sale Housing Division

Tarragon also measures the performance of its For-Sale Housing Division primarily by gross profit from third party and intercompany sales. Although it is our smallest division, it is expected to be our most rapidly growing division.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Tarragon is exposed to market risk from changes in interest rates that may adversely affect our financial position, results of operations, and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage such exposure through our regular operating and financing activities. We do not trade or speculate in financial instruments. There have been no material changes to Tarragon's market risk since December 31, 2002.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In April 2003, in connection with the condominium conversion of Pine Crest Village at Victoria Park, representatives of Tarragon may have inadvertently disturbed asbestos-containing materials in violation of federal, state, and/or local environmental laws. Such actions are currently under investigation by the Environmental Protection Agency and may result in civil and/or criminal proceedings under applicable law. The extent of any liability is unknown at this time.

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

                                     TARRAGON REALTY INVESTORS, INC.

Date: May 13, 2003                   By: /s/William S. Friedman
                                         ------------------------------
                                         William S. Friedman
                                         President, Chief Executive
                                         Officer, Director, and Chairman of the
                                         Board of Directors

Date May 13, 2003                    By: /s/Erin D. Pickens
                                         ----------------------------------
                                         Erin D. Pickens
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)

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

Date: May 13, 2003                          /s/William S. Friedman
                                            ------------------------------------
                                            William S. Friedman, President
                                            and Chief Executive Officer

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

Date: May 13, 2003                          /s/Erin D. Pickens
                                            -----------------------------------
                                            Erin D. Pickens
                                            Executive Vice President
                                            and Chief Financial Officer

                         TARRAGON REALTY INVESTORS, INC.
                                INDEX TO EXHIBITS

EXHIBIT 99.1            Certification of Chief Executive Officer       Page 31
                        Pursuant to 18 U.S.C. Section 1350,
                        As Adopted Pursuant to Section 906
                        of the Sarbanes-Oxley Act of 2002

EXHIBIT 99.2            Certification of Chief Financial Officer       Page 32
                        Pursuant to 18 U.S.C. Section 1350,
                        As Adopted Pursuant to Section 906
                        of the Sarbanes-Oxley Act of 2002