Form 10-K/A
period 2002-12-31
TARRAGON REALTY INVESTORS INC
filed 2003-08-01
CIK 1038217

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

                                     PART I

ITEM 1. BUSINESS

General

Tarragon Realty Investors, Inc., is a real estate investor and developer of for-sale housing and rental communities. We own and manage a portfolio of income producing residential and commercial real estate, with concentrations of apartment communities in Florida, Connecticut, and Texas. At December 31, 2002, we owned, directly or indirectly through our consolidated subsidiaries, partnerships, and joint ventures, 73 properties, as well as interests in an additional 26 properties held in unconsolidated partnerships and joint ventures. Our investment portfolio included 61 apartment communities, containing almost 13,000 apartment homes, as well as 1.1 million square feet of office and retail space.

We have also dedicated increasing amounts of capital and attention to development of rental and for-sale housing and condominium conversion activities. At December 31, 2002, we had two condominium conversions and three condominium projects under construction or in development. We also had seven apartment communities under development or renovation or in lease-up.

For more detailed information about our properties, please see ITEM 2. "PROPERTIES."

Business Plan

We divide our business into three principal segments - the operation of our investment portfolio, property development, and for-sale housing. A description of these segments and financial and other related information can be found in
NOTE 16. "SEGMENT REPORTING" in the Notes to Consolidated Financial Statements found at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

Our investment portfolio of stabilized apartment communities and commercial properties is the largest segment and the one whose operation most resembles that of traditional real estate investment trusts (REITs). Funds generated by the operation, sale, or refinancing of properties in the investment portfolio support our overhead and finance our development activities. Our policy is to continuously improve the performance in order to increase revenue and enhance the value of the properties in our investment portfolio through intensive management and consistent capital improvements. Our investment portfolio represents approximately 75% of our real estate assets.

Our second segment is property development. We develop new investment properties, primarily multifamily apartment communities, which, upon stabilization, become part of our investment portfolio, and we renovate existing or newly acquired apartment communities to reposition them in the market. During the last six years, we have invested increasing amounts in new construction and development projects, either directly or in partnership with others, and we expect this trend to continue. Properties under development, renovation, or repositioning represent approximately 15% of our real estate assets.

Our third segment includes condominium conversion activities and the development of condominiums and homes for sale. Condominium conversions include the renovation, marketing, and sale of apartments in properties that were previously part of our investment portfolio, as well as the purchase of properties for resale as condominiums. In 2002, we began to report on the assets in the For-Sale Housing Division in a third segment because we have expanded these activities. In 2000 and 2001, these assets were included in our Development Division. Although it represents just 10% of our real estate assets, this is our most rapidly growing division.

Objectives and Investment Policies

Our business objective for each of our principal segments is to increase stockholder value and obtain a high return on investment through the application of management skill, experience, market knowledge, and the strategic deployment of capital. We employ a number of strategies, described below, to achieve these objectives.

Acquisition Strategy

We seek to improve the quality of our overall investment portfolio through selective and opportunistic acquisitions. In evaluating potential acquisitions, we place the greatest weight on our subjective forecast of the future return on investment, adjusted for risk. We also consider the location, age and type of property, gross rentals, lease terms, financial and business standing of tenants, operating expenses, fixed charges, land values, and physical condition of the property. We frequently acquire under-managed and under-performing apartment communities in markets where we already have a presence both for the anticipated return from the asset and to enhance the efficiency of our existing portfolio. We adjust our investment focus from time to time to adapt to changes in markets and phases of the real estate cycle and to take advantage of market inefficiencies. The actual number and mix of types of income-producing real estate and real estate interests we acquire will therefore depend on market conditions and other circumstances existing at the time of acquisition, as well as the availability of capital.

Disposition Strategy

Selective dispositions have also been a part of our strategy to cultivate a high quality and efficient investment portfolio and to provide another source of capital for development activities. Properties that we believe have peaked in value or can no longer operate efficiently within our portfolio have been placed on the market for sale. We cannot assure that any of these properties will actually be sold on terms that we consider satisfactory, or at all, or that market conditions will continue to make the sale of assets a desirable strategy.

Development Strategy

We began to invest in the development of class A, luxury apartment communities to add to our investment portfolio in 1997. We generally buy land for development only after zoning and approval processes are in place to reduce development related risk and preserve capital. We seek sites that have unique features and amenities, such as golf courses, nature preserves, water views, and proximity to employment and shopping, in markets where we have knowledge and management expertise. We retain bonded general contractors and assign full-time on-site project supervisors to monitor construction progress and quality. Property management is involved in each project from its planning stages to ensure a smooth transition into leasing and operations or to assist in the marketing of homes for sale.

Financing Strategy

We have financed acquisitions, development, and capital improvements largely through mortgages and internally generated funds and, to a lesser extent, through property sales. We expect these sources to provide the bulk of funds for future investments. Nevertheless, the availability and cost of credit are key factors in our ability to continue to make new investments.

There are no limitations on the amounts we may invest in any single property or development, or on the amounts we can borrow for such purposes. We may acquire properties subject to, or assume, existing indebtedness. In general, however, we seek to finance our development activities through construction loans and our acquisition of new properties at least in part through mortgage loans, with our liability for the repayment of the mortgage loan indebtedness limited to the value of the property and the rents and profits we expect to derive from it. We use our best efforts to obtain financing on the most favorable terms available to us. If we cannot obtain financing on acceptable terms or such financing is otherwise unavailable, we may purchase a property for cash with the intent of obtaining a mortgage loan for a portion of the purchase price at a later time, or we may borrow on our existing lines of credit to fund short-term liquidity needs. By operating on a leveraged basis, we maximize the funds we have available for additional investment. However, to the extent we cannot obtain financing, we may have to abandon planned development activities, and our ability to make additional investments will be restricted.

In the past, we have held mortgages secured by real estate as investments. Mortgage notes and interest receivable currently comprise less than 1% of our assets. We have no present intention of investing in additional real estate mortgages, except to the extent that we may acquire a mortgage for the purpose of foreclosing on the asset securing it and holding that asset for investment. We also may make mortgage loans in connection with the sale of our real estate.

We may invest in interests in other persons and securities of other issuers engaged in real estate related activities. Although we do not currently have any plans to invest in the securities of other issuers for the purpose of exercising control, we may in the future acquire all or substantially all of the securities or assets of other entities if that investment would be consistent with our investment policies. We do not intend that our investment activity require us to register as an "investment company" under the Investment Company Act of 1940, and we would divest securities before any such registration would be required.

We may offer debt or shares of our common or preferred stock to the public to raise capital for general corporate purposes, including, without limitation, repayment of debt, the acquisition of additional properties, and the development of currently planned or future projects, or in private transactions in exchange for property. We have in the past, and may in the future, repurchase or otherwise acquire our own common stock on the open market or through private transactions. At December 31, 2002, we had Board authorization to repurchase up to 630,406 shares of our common stock.

We do not presently intend to make investments other than as described above, although we may do so in the future. Our investment policies may be reviewed and modified from time to time by our officers and directors without the vote of stockholders.

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

Other Information

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

Tarragon has approximately 351 employees, including 234 site-level property employees (such as property managers and maintenance staff) and 117 corporate employees. Tarragon has employment contracts with William S. Friedman, Robert C. Rohdie, and Robert P. Rothenberg, identified below. The terms of their employment contracts are contained in our proxy statement to be filed with the SEC by April 30, 2003, in connection with our annual meeting of stockholders to be held in June 2003.

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

ITEM 2. PROPERTIES

At December 31, 2002, our real estate portfolio consisted of 99 properties, including 68 apartment communities (three currently under construction), eight office buildings, 11 retail properties, two condominium conversions, three condominium developments, and seven tracts of land. Of these properties, five were included in For-Sale Housing inventory, and three properties were held for sale. The remaining 91 properties were held for investment. Unconsolidated partnerships and joint ventures owned 26 of the 99 properties. Tarragon, or the consolidated or unconsolidated subsidiaries, partnerships, or joint ventures that own the properties, generally have fee simple title to these properties, and most of them are pledged to secure mortgages. For a detailed listing of these mortgages, see the table below entitled "Mortgage Loans Secured by Owned Properties." We believe our properties are adequately covered by liability and casualty insurance, consistent with industry standards.

The following tables summarize information about our Investment Division apartment portfolio and communities in our Development and For-Sale Housing Divisions. Tarragon's ownership interest is presented for properties owned through unconsolidated partnerships and joint ventures.

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

                         TARRAGON REALTY INVESTORS, INC.
                   MORTGAGE LOANS SECURED BY OWNED PROPERTIES
                                DECEMBER 31, 2002
                             (Dollars in thousands)
                                   (Unaudited)

                                                  Balance            Stated                          Balance
                                                  Dec. 31,          Interest            Maturity      Due at
Name of Property                                    2002            Rate (A)              Date       Maturity
----------------                                 -----------        --------            --------     ---------
Investment Division Consolidated Apartment
   Communities

Acadian Place                                    $     3,095          6.56%               Jan-09     $   2,765
Antelope Pines                                        11,700          1.45%               Nov-31         2,300
                                                       1,711          5.93%               Mar-10            --
Aspentree                                              3,605          8.33%               Nov-05         3,390
Bay West                                               8,175          3.12%               Jun-12         6,053
Bayfront                                               4,062          5.99%               Nov-08         3,605
Brooks, The                                            3,046          7.25%               Jun-09         2,745
Carlyle Towers                                         5,194          6.96%               Mar-08         4,724
                                                       1,765          7.90%               Jan-11         1,574
Courtyard at the Park                                  4,497          7.83%               Sep-10         4,083
Creekwood North                                        4,827          8.02%               Aug-10         4,345
Cross Creek                                            2,569          7.54%               Oct-07         2,367
Desert Winds                                           1,094          8.50%               Mar-12            --
Diamond Loch                                           3,311          6.80%               Mar-08         3,005
Forest Oaks                                            2,752          8.16%               Jun-06         2,501
Forest Park                                            7,650          4.03%               Oct-03         7,650
Fountainhead                                           7,106          8.06%               Jul-10         6,491
French Villa                                           1,837          6.82%               Jan-09         1,648
                                                       1,216          7.23%               Mar-11         1,076
Harbour Green                                          9,226          3.38%               Nov-04         9,001
Heather Hill                                          17,409          2.99%               Jul-08        15,112
                                                       2,816          4.34%               Oct-12         2,260
Holly House                                            1,672          6.57%               Nov-08         1,495
Kirklevington                                          2,893          6.74%               Feb-09         2,589
Landmark (B)                                           1,680          3.13%               Dec-04         1,680
Marina Park                                            3,552          6.89%               Jun-08         3,215
Martins Landing                                        4,384          7.65%               Dec-05         4,014
                                                       1,767          8.43%               Dec-05         1,672
Mayfaire at Windsor Parke                             18,338          7.56%               Oct-09        16,713
Meadowbrook                                            3,523          6.56%               Jan-09         3,148
                                                         623          7.26%               Apr-11           549
Mission Trace                                          2,191          3.63%               Sep-07         1,999
Morningside                                            2,400          3.17%               Dec-12         1,659
Mustang Creek                                          5,774          8.06%               Jul-10         5,210
Newport (C)                                            4,751          8.18%               Apr-06         4,490
Palm Court                                             4,544          7.59%               Oct-10         4,052
Park Dale Gardens                                      5,457          8.11%               Jul-10         4,989
Prado Bay (C)                                          4,526          7.05%               Jan-07         4,215
Regents, The                                           6,168          8.06%               Jul-10         5,634
River City Landing                                    10,160          5.25%               Apr-05        10,160
Silver Creek                                             996          8.50%               May-12            --
Southern Elms                                          1,683          4.67%               Apr-07         1,541

                         TARRAGON REALTY INVESTORS, INC.
                   MORTGAGE LOANS SECURED BY OWNED PROPERTIES
                                DECEMBER 31, 2002
                             (Dollars in thousands)
                                   (Unaudited)

                                                          Balance            Stated                                      Balance
                                                          Dec. 31,          Interest                Maturity             Due at
Name of Property                                           2002             Rate (A)                  Date               Maturity
----------------                                       -------------      ------------              ---------         -------------
Investment Division Consolidated Apartment
   Communities (continued)

Summit on the Lake                                     $       4,461              6.35%                Aug-27         $          --
Vintage at Lake Lotta                                         13,978              3.28%                Nov-05                13,206
Vintage at Legacy                                             21,519              3.43%                Mar-03                21,435
Vintage at Plantation Bay                                     13,404              3.63%                Jul-04                13,041
Vintage at Tampa Palms                                        19,750              3.38%                May-03                19,750
Vintage on the Green                                          24,589              3.38%                Jan-04                24,141
Vistas at Lake Worth                                           9,250              6.61%                Oct-11                 7,992
Woodcreek                                                      6,724              6.79%                Sep-08                 6,057
                                                               1,769              7.90%                Jan-11                 1,578
Woodcreek Garden                                              13,330              1.45%                Dec-31                 2,701
                                                               4,606              6.26%                Jun-14                    --
                                                       -------------      ------------                                -------------
                                                             329,125              5.08%   (D)                               275,620
                                                       -------------      ------------                                -------------
Development Division Consolidated Apartment
   Communities

Vintage at Fenwick Plantation                                 13,384              3.38%                Sep-04                13,384
Vintage at Madison Crossing                                    9,303              3.38%                Jan-04                 9,303
Vintage at Vista Lakes                                         7,108              3.38%                Nov-04                 7,108
                                                       -------------      ------------                                -------------
                                                              29,795              3.38%   (D)                                29,795
                                                       -------------      ------------                                -------------
For-Sale Housing Inventory

Pine Crest                                                    13,661              7.96%                Apr-07                12,731
                                                               3,050              7.81%                Apr-07                 2,770
                                                       -------------      ------------                                -------------
                                                              16,711              7.93%   (D)                                15,501
                                                       -------------      ------------                                -------------

Commercial properties and land (E)                            36,066              5.50%   (D)       Oct-03 to                33,782
                                                       -------------      ------------                                -------------
                                                                                                       Nov-10
ALL CONSOLIDATED PROPERTIES                                  411,697              5.11%   (D)                               354,698
                                                       -------------      ------------                                -------------

Mortgage Debt of Unconsolidated Partnerships and
   Joint Ventures

Investment Division Apartment Communities

Autumn Ridge                                                   3,228              6.89%                Apr-11                 2,823
Club at Danforth                                              14,635              7.56%                Oct-09                13,200
Dogwood Hills                                                  2,714              4.29%                Sep-05                 2,714
Groton Towers                                                  4,696              7.82%                Sep-10                 4,209
                                                               1,094              4.33%                Oct-12                   831
Gull Harbor                                                    1,828              3.88%                Apr-12                 1,357

                         TARRAGON REALTY INVESTORS, INC.
                   MORTGAGE LOANS SECURED BY OWNED PROPERTIES
                                DECEMBER 31, 2002
                             (Dollars in thousands)
                                   (Unaudited)

                                                    Balance            Stated                                 Balance
                                                    Dec. 31,          Interest                Maturity         Due at
Name of Property                                      2002            Rate (A)                  Date          Maturity
----------------                                  ------------      ------------              --------       ----------
Mortgage Debt of Unconsolidated Partnerships
   and Joint Ventures (continued)

Investment Division Apartment Communities
   (continued)

Hamden Centre                                     $      3,496              4.29%                Sep-05      $    3,496
Lakeview                                                 2,867              8.00%                Jul-10           2,583
Larchmont                                                4,819              8.02%                Jan-06           4,417
Liberty Building                                         8,249              4.29%                Sep-05           8,249
Links at Georgetown                                     13,634              7.31%                Jun-09          12,256
                                                           248              6.53%                Jun-09             226
                                                         5,428              6.43%                Jun-09           4,934
Nutmeg Woods                                            13,152              7.68%                Sep-10          11,757
                                                         3,138              4.33%                Oct-12           2,513
Ocean Beach                                             14,922              4.29%                Sep-05          14,232
Parkview                                                 6,412              7.86%                Aug-10           5,757
                                                         1,664              6.91%                Dec-12           1,410
Sagamore Hills                                           7,613              7.85%                Jul-10           6,840
Vineyard at Eagle Harbor                                18,063              7.61%                Nov-10          16,096
Woodcliff Estates                                       19,605              7.68%                Sep-10          17,526
                                                         3,519              7.61%                Jan-13           3,029
                                                  ------------      ------------                             ----------
                                                       155,024              6.81%  (D)                          140,455
                                                  ------------      ------------                             ----------
Development Division Apartment Communities

Villa Tuscany                                           21,089              3.43%                Jun-04          21,089
                                                         1,290             12.00%                Jun-04           1,290
                                                         1,150              3.43%                Dec-03           1,150
Vintage at Abacoa                                       31,239              3.33%                Sep-04          31,239
                                                         2,500             10.00%                Mar-04  (F)      2,500
Vintage at the Parke                                    14,000              3.38%                Oct-03          14,000
                                                  ------------      ------------                             ----------
                                                        71,268              3.76%  (D)                           71,268
                                                  ------------      ------------                             ----------
For-Sale Housing Inventory

Las Olas River House                                     6,921              4.18%                Apr-05           6,921
                                                        25,000             20.00%                Apr-05          25,000
Las Olas River House Phase II                            4,125              6.00%                Mar-04           4,125
                                                  ------------      ------------                             ----------
                                                        36,046             15.36%  (D)                           36,046
                                                  ------------      ------------                             ----------

                         TARRAGON REALTY INVESTORS, INC.
                   MORTGAGE LOANS SECURED BY OWNED PROPERTIES
                                DECEMBER 31, 2002
                             (Dollars in thousands)
                                   (Unaudited)

                                                     Balance            Stated                                 Balance
                                                     Dec. 31,           Interest               Maturity        Due at
Name of Property                                       2002             Rate (A)                 Date          Maturity
----------------                                 ----------------      ----------              ---------   -----------------
Mortgage Debt of Unconsolidated Partnerships
   and Joint Ventures (continued)

Commercial properties (G)                        $         21,864            5.80%   (D)       Sep-03 to   $          21,071
                                                 ----------------      ----------                          -----------------
                                                                                                  Jul-08
UNCONSOLIDATED PROPERTIES                                 284,202            7.05%   (D)                             268,840
                                                 ----------------      ----------                          -----------------

ALL PROPERTIES                                   $        695,899            5.90%   (D)                   $         623,538
                                                 ================      ==========                          =================

----------

(A) For loans with variable interest rates, the rate in effect as of December 31, 2002, is presented.

(B)      This loan is an advance under the $10 million line of credit facility.

(C)      These properties were sold in the first quarter of 2003.

(D) Represents weighted average interest rate as of December 31, 2002, computed based upon the December 31, 2002, balances.

(E) Includes mortgages secured by nine commercial properties and two tracts of land.

(F) If the property achieves certain operating targets, the lender has the option to accelerate maturity.

(G)      Includes mortgages secured by two commercial properties.

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

Revenue Recognition

Rental revenue is recognized on the straight-line basis. Lease terms for our apartment communities are generally for one year or less. Lease terms for our commercial properties, which accounted for less than 10% of our total revenue for the year ended December 31, 2002, are generally from three to five years, although they may be shorter or longer. Rental concessions are deferred and amortized on the straight-line basis over the lease terms as a reduction to rental revenue. We accrue percentage rentals only after the tenants' sales have reached the threshold provided for in the lease.

Interest and management fee revenue are recognized when earned. Revenue from long term laundry and cable service contracts is deferred and amortized to income on the straight-line basis over the terms of the contracts.

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

Proceeds from borrowings are expected to continue to be a key source of cash for Tarragon. In 2003, we expect to generate net proceeds from mortgage borrowings on consolidated and unconsolidated properties of $30 million. We have a $20 million unsecured line of credit with affiliates of William S. Friedman, our President and Chief Executive Officer and Chairman of our Board of Directors. Advances under the line of credit accrue interest at the lower of 100 basis points over the thirty day LIBOR or the lowest rate offered in writing to Tarragon for an unsecured loan by an institutional lender. Payments of interest only are due on demand, but no more frequently than monthly, and all outstanding principal and interest are due at maturity in January 2004. All of these funds are available to us as of December 31, 2002, as there was no outstanding balance. We have an additional $10.3 million available under two lines of credit that mature in 2004. Payment terms of a $10 million line of credit, of which $8.3 million is currently available, are interest only monthly at 175 basis points over the thirty day LIBOR, with the outstanding balance due at maturity of December 2004. Payment terms of an unused $2 million line of credit are interest only monthly at 240 basis points over the thirty day LIBOR, with the outstanding balance due at maturity of May 2004.

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

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidation. The Consolidated Financial Statements include the accounts of Tarragon, its subsidiaries, and partnerships and joint ventures (which consist primarily of limited liability companies) it controls. Tarragon is deemed to control partnerships or joint ventures which have no unaffiliated owners or for which Tarragon is designated as the manager and the outside owners are given no participating rights, as defined in the Financial Accounting Standards Board's Emerging Issues Task Force's 96-16 Abstract, or are given no important rights, as defined in the American Institute of Certified Public Accountants' Statement of Position 78-9, "Accounting for Investments in Real Estate Ventures." All significant intercompany transactions and balances have been eliminated.

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

Revenue recognition. Rental revenue is recognized on the straight-line basis. Lease terms for our apartment communities are generally for one year or less. Lease terms for our commercial properties, which accounted for less than 10% of our total revenue for the year ended December 31, 2002, are generally from three to five years, although they may be shorter or longer. Rental concessions are deferred and amortized on the straight-line basis over the lease terms as a reduction to rental revenue. We accrue percentage rentals only after the tenants' sales have reached the threshold provided for in the lease.

Interest and management fee revenue are recognized when earned. Included in "Other liabilities" in the accompanying Consolidated Balance Sheet as of December 31, 2002, is deferred revenue of $538,000 primarily related to long-term laundry and cable service contracts. This deferred revenue is being amortized to income on the straight-line basis over the terms of the contracts.

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

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 2. MINORITY INTERESTS

In February 2000, Tarragon acquired the interests of Robert C. Rohdie and certain of his affiliates in ten apartment communities for a total value of up to $10 million. Simultaneously, he became a member of our Board of Directors and Chief Executive Officer of Tarragon Development Corporation, a wholly-owned subsidiary of Tarragon. Mr. Rohdie, Tarragon's joint venture partner in the development of these projects, contributed his equity interests to Tarragon Development Company, LLC ("TDC"), a newly formed entity, in exchange for a preferred interest in the entity, initially valued at $5 million, based on the value of five of the ten properties that had been completed. The initial $5 million of purchase consideration was allocated to the five completed properties based upon their relative fair values. In accordance with the terms of the agreement, the additional $5 million in purchase consideration was contingent upon the completion, as defined in the agreement, of the remaining five properties, which were in various stages of construction or development planning in February 2000. The agreement specified the purchase consideration for each of the five remaining properties (if completed). During 2001, four of the five remaining apartment communities were completed, as defined in the agreement, and Mr. Rohdie received additional preferred interests in TDC totaling $3.75 million. Mr. Rohdie's preferred interest will be increased by an additional $1.25 million for one final apartment community in May 2003.

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

Mr. Rohdie can convert his preferred interest in TDC into 356,318 shares of our common stock and preferred stock with a face value of $8 million and a like dividend to his guaranteed fixed return. If we do not have available an issue of preferred stock outstanding at the time of the conversion, or at our discretion, we may pay the cash value of Mr. Rohdie's preferred interest over three years. In February 2006, Mr. Rohdie may elect to convert his preferred interest into cash, payable over three years.

Tarragon is the sole manager of TDC and makes all decisions regarding the operation, management, or control of its business and therefore consolidates this entity. Mr. Rohdie's interest in TDC is presented as a minority interest. The guaranteed fixed return payable to Mr. Rohdie is being recorded based on an annual effective yield of 8.51% and is reflected in "Minority interests in income of consolidated partnerships" in the accompanying Statements of Operations for the years ended December 31, 2002, 2001, and 2000.

Since April 2002, Tarragon has included in its Consolidated Financial Statements its interests in Antelope Pines Estates, L.P., and Woodcreek Garden Apartments, L.P., because of a change in control in these partnerships as a result of expiration of certain rights of the limited partners. These interests, acquired in 1998 from affiliates of Mr. Dennis French, were previously accounted for using the equity method. The affiliates of Mr. French continue to hold preferred interests in the partnerships of $3.5 million for Antelope Pines Estates, L.P., and $5.6 million for Woodcreek Garden Apartments, L.P. His preferred interests earn preferred returns of 8% in 2002 and 9% in 2003 and thereafter, payable quarterly. The affiliates of Mr. French have a preference on allocations of net income from the partnerships to the extent of the quarterly payments. If the preferred return is not paid when due, the affiliates of Mr. French may elect to become the managing general partners and Tarragon's interests would convert to that of limited partners. The interests of the affiliates of Mr. French are presented as minority interests. The quarterly payments of the preferred return and the preference on allocations of net income are reflected in "Minority interests in income of consolidated partnerships" in the accompanying Statement of Operations for the year ended December 31, 2002.

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

Dated: August 1, 2003                       By: /s/ William S. Friedman
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

Signature                                        Capacities In Which Signed                          Date
/s/ William S. Friedman                          President, Chief Executive Officer,                 August 1, 2003
---------------------------------------          Director, and Chairman of the Board                 ------------------
William S. Friedman                              (Principal Executive Officer)

/s/ Erin D. Pickens                              Executive Vice President and                        August 1, 2003
---------------------------------------          Chief Financial Officer                             ------------------
Erin D. Pickens                                  (Principal Financial and
                                                 Accounting Officer)

/s/ Willie K. Davis                              Director                                            August 1, 2003
---------------------------------------                                                              ------------------
Willie K. Davis

                                                 Director
---------------------------------------                                                              ------------------
Lance Liebman

/s/ Robert C. Rohdie                             Director                                            August 1, 2003
---------------------------------------                                                              ------------------
Robert C. Rohdie

/s/ Robert P. Rothenberg                         Director                                            July 30, 2003
---------------------------------------                                                              ------------------
Robert P. Rothenberg

/s/ Lawrence G. Schafran                         Director                                            August 1, 2003
---------------------------------------                                                              ------------------
Lawrence G. Schafran

/s/ Raymond V.J. Schrag                          Director                                            August 1, 2003
---------------------------------------                                                              ------------------
Raymond V. J. Schrag

/s/ Carl B. Weisbrod                             Director                                            August 1, 2003
---------------------------------------                                                              ------------------
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