Form 10-Q
period 2003-06-30
TARRAGON REALTY INVESTORS INC
filed 2003-08-12
CIK 1038217

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ____________________ to____________

                         Commission File Number 0-22999

                         TARRAGON REALTY INVESTORS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Nevada                                      94-2432628
                     ------                                      ----------
(State or other jurisdiction of incorporation                 (I.R.S. Employer
               or organization)                              Identification No.)


                  1775 Broadway, 23rd Floor, New York, NY 10019
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (212) 949-5000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

 Common Stock, $.01 per value                             11,705,861
 ----------------------------                   ------------------------------
             (Class)                            (Outstanding at July 31, 2003)

                                           PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements for the period ended June 30, 2003, have not been audited by independent certified public accountants, but, in our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of consolidated financial position, consolidated results of operations, and consolidated cash flows at the dates and for the periods indicated have been included.

                         TARRAGON REALTY INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                            June 30,     December 31,
                                                                                             2003            2002
                                                                                           ---------       ---------
Assets
Real estate held for investment (net of accumulated  depreciation of
  $105,454 in 2003 and $103,173 in 2002) ............................................      $ 402,378       $ 427,989
For-sale housing inventory ..........................................................         89,077          31,632
Assets held for sale ................................................................          5,341           7,538
Investments in and advances to partnerships and joint ventures ......................         36,684          29,102
Cash and cash equivalents ...........................................................         18,663          18,023
Restricted cash .....................................................................          6,876           6,115
Goodwill ............................................................................          2,691           2,691
Other assets, net (including $626 in 2002 due from affiliates) ......................         30,407          17,134
                                                                                           ---------       ---------
                                                                                           $ 592,117       $ 540,224
                                                                                           =========       =========

Liabilities and Stockholders' Equity

Liabilities
Notes, debentures, and interest payable .............................................      $ 479,500       $ 428,926
Liabilities related to assets held for sale .........................................          3,383              --
Other liabilities ...................................................................         20,192          19,042
                                                                                           ---------       ---------
                                                                                             503,075         447,968

Commitments and contingencies .......................................................

Minority interests ..................................................................         21,298          18,523

Stockholders' equity
Common stock, $.01 par value; authorized shares, 20,000,000; shares outstanding,
  11,705,218 in 2003 and 7,896,760 in 2002 (after deducting 5,708,951 in 2003
  and 3,705,382 in 2002 held in treasury) ...........................................            117              79
Special stock, $.01 par value; authorized shares, 7,500,000; shares outstanding,
  none...............................................................................             --              --
Preferred stock, $.01 par value; authorized shares, 2,500,000; shares outstanding, 557,518 in 2003 and 560,518 in 2002; liquidation preference,
  $6,690 in 2003 and $6,726 in 2002, or $12 per share ...............................              6               6
Paid-in capital .....................................................................        304,486         306,414
Accumulated deficit .................................................................       (236,865)       (232,766)
                                                                                           ---------       ---------
                                                                                              67,744          73,733
                                                                                           ---------       ---------
                                                                                           $ 592,117       $ 540,224
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

                         TARRAGON REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                  For the Three Months     For the Six Months
                                                                      Ended June 30,          Ended June 30,
                                                                   --------------------    --------------------
                                                                       2003        2002        2003        2002
                                                                   --------    --------    --------    --------
Revenue
  Rentals ......................................................   $ 21,189    $ 21,171    $ 42,522    $ 40,366
  For-sale housing inventory sales .............................     11,079       5,932      14,833      15,176
  Interest (including $65 and $153 in the three and six month
     periods in 2002 from  affiliates) .........................        123         188         252         334
  Management fees and other (including $103 and $198 in the
     three and six month periods in 2003 and $82 and $272 in the
     three and six month periods in 2002 from affiliates) ......        128         106         236         330
  Equity in income (loss) of partnerships and joint
     ventures ..................................................       (763)        395        (893)     10,027
                                                                   --------    --------    --------    --------
                                                                     31,756      27,792      56,950      66,233
Expenses
  Property operations ..........................................     11,569      10,870      22,639      20,981
  Costs of for-sale housing inventory sales ....................      8,305       7,292      13,630      16,536
  Interest (including $76 and $135 in the three and six month
     periods in 2002 to affiliates) ............................      5,972       6,708      14,635      12,361
  Depreciation .................................................      5,971       4,752      10,668       9,005
  General and administrative
     Corporate .................................................      3,243       2,227       6,526       4,265
     Property ..................................................      1,044         781       1,878       1,508
                                                                   --------    --------    --------    --------
                                                                     36,104      32,630      69,976      64,656
                                                                   --------    --------    --------    --------

Income (loss) before other items ...............................     (4,348)     (4,838)    (13,026)      1,577
Minority interest in income of consolidated partnerships and
  joint ventures ...............................................       (632)       (313)     (1,118)       (462)
Gain on sale of real estate ....................................         --          --       1,223          --
                                                                   --------    --------    --------    --------
Income (loss) from continuing operations .......................     (4,980)     (5,151)    (12,921)      1,115
Discontinued operations
  Loss from operations .........................................        (19)        (73)        (67)        (36)
  Gain on sale of real estate ..................................         --          --       9,223       2,267
                                                                   --------    --------    --------    --------
Net income (loss) ..............................................     (4,999)     (5,224)     (3,765)      3,346
Dividends on cumulative preferred stock ........................       (167)       (171)       (333)       (342)
                                                                   --------    --------    --------    --------
Net income (loss) allocable to common stockholders .............   $ (5,166)   $ (5,395)   $ (4,098)   $  3,004
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

                         TARRAGON REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                       For the Three Months               For the Six Months
                                                                           Ended June 30,                    Ended June 30,
                                                                   -------------------------------   -------------------------------
                                                                        2003             2002             2003             2002
                                                                   --------------   --------------   --------------   --------------
Earnings per common share
Income  (loss) from  continuing  operations  allocable  to common
  stockholders ..................................................  $         (.44)  $         (.44)  $        (1.13)  $          .07
Discontinued operations .........................................              --               --              .78              .18
                                                                   --------------   --------------   --------------   --------------
Net income (loss) allocable to common stockholders ..............  $         (.44)  $         (.44)  $         (.35)  $          .25
                                                                   ==============   ==============   ==============   ==============

Weighted average shares of common stock used in computing
  earnings per common share .....................................      11,797,007       12,143,804       11,809,141       12,182,477
                                                                   ==============   ==============   ==============   ==============

Earnings per common share - assuming dilution
Income (loss) from continuing operations allocable to common
  stockholders ..................................................  $         (.44)  $         (.44)  $        (1.13)  $          .06
Discontinued operations .........................................              --               --              .78              .17
                                                                   --------------   --------------   --------------   --------------
Net income (loss) allocable to common stockholders ..............  $         (.44)  $         (.44)  $         (.35)  $          .23
                                                                   ==============   ==============   ==============   ==============

Weighted average shares of common stock used in computing
  earnings per common share - assuming dilution .................      11,797,007       12,143,804       11,809,141       13,252,786
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

                         TARRAGON REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                   For the Six Months
                                                                                      Ended June 30,
                                                                                   ---------------------
                                                                                     2003        2002
                                                                                   ---------   ---------
Cash Flows from Operating Activities
  Net income (loss) .............................................................  $  (3,765)  $   3,346
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Gain on sale of real estate ..............................................    (10,446)     (2,267)
       Minority interest in income of consolidated partnership ..................      1,118         462
       Depreciation and amortization ............................................     12,319      11,421
       Equity in (income) loss of partnerships and joint ventures ...............        893     (10,027)
       Noncash compensation related to stock options ............................        152         253
       Decrease in for-sale housing inventory development costs .................      5,982      12,284
       Changes in other assets and liabilities, net of effects of noncash investing and financing activities:
         (Increase) decrease in interest receivable .............................        (22)          3
         (Increase) in other assets .............................................     (4,568)        (92)
         Increase (decrease) in other liabilities ...............................        145      (3,940)
         (Decrease)  in interest payable ........................................       (253)       (213)
                                                                                   ---------   ---------
           Net cash provided by operating activities ............................      1,555      11,230

Cash Flows from Investing Activities
 Acquisition of real estate or controlling interest in a joint venture ..........    (12,513)     (3,055)
 Proceeds from the sale of real estate ..........................................     13,585       3,005
 Real estate development costs and improvements .................................    (13,846)    (19,481)
 Earnest money deposits paid, net ...............................................     (2,142)       (650)
 Distributions from investing activities of partnerships and joint ventures .....         --      10,747
 Advances to partnerships and joint ventures for development costs ..............     (7,900)     (5,363)
 Refund of partnership and joint venture development costs from construction
    financing ...................................................................         --       3,748
 Net distributions related to property operations of partnerships and joint
    ventures ....................................................................      1,605       1,626
  Other .........................................................................       (571)        890
                                                                                   ---------   ---------
    Net cash (used in) investing activities .....................................    (21,782)     (8,533)

Cash Flows from Financing Activities
 Proceeds from borrowings .......................................................    147,619      52,171
 Payments of mortgage notes payable .............................................   (126,369)    (44,271)
 Repayment of advances from affiliates, net .....................................         --        (243)
 Distributions from financing activities of partnerships and joint ventures .....      1,223         239
 Stock repurchases ..............................................................     (2,231)     (1,824)
 Dividends to stockholders, including amounts accrued in prior years ............       (339)       (743)
 Other ..........................................................................        964        (144)
                                                                                   ---------   ---------
    Net cash provided by financing activities ...................................     20,867       5,185
                                                                                   ---------   ---------

Net increase in cash and cash equivalents .......................................        640       7,882
Cash and cash equivalents, beginning of period ..................................     18,023       8,989
                                                                                   ---------   ---------
Cash and cash equivalents, end of period ........................................  $  18,663   $  16,871
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

                         TARRAGON REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                     For the Six Months
                                                                                       Ended June 30,
                                                                                     -------------------
                                                                                       2003       2002
                                                                                     --------   --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid .....................................................................  $ 13,849   $ 12,058
                                                                                     ========   ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Changes in assets and  liabilities  in connection  with the purchase of real estate or controlling interest in a joint venture:
     Real estate ..................................................................  $     --   $  3,055
     For-sale housing inventory ...................................................    62,417         --
     Restricted cash ..............................................................         8         --
     Other assets .................................................................       412         --
     Notes and interest payable ...................................................   (45,984)        --
     Other liabilities ............................................................    (3,340)        --
     Minority interest ............................................................    (1,000)        --
                                                                                     --------   --------
       Cash paid ..................................................................  $ 12,513   $  3,055
                                                                                     ========   ========

Assets written off and liabilities released in connection with the disposition of real estate:
     Real estate ..................................................................  $ 16,045   $  2,676
     Other assets .................................................................        52         (3)
     Notes and interest payable ...................................................   (12,546)    (1,897)
     Other liabilities ............................................................      (412)       (38)
     Gain on sale .................................................................    10,446      2,267
                                                                                     --------   --------
       Cash received ..............................................................  $ 13,585   $  3,005
                                                                                     ========   ========

Effect on assets and liabilities of the consolidation of two properties in
  2002 and the deconsolidation of one property in 2003 in connection with changes in control:
     Real estate ..................................................................  $(16,377)  $ 38,488
     Investments in and advances to partnerships and joint ventures ...............     2,549        207
     Other assets .................................................................      (260)     1,858
     Notes and interest payable ...................................................    13,424    (31,672)
     Other liabilities ............................................................       664       (284)
     Minority interest ............................................................        --     (8,597)
                                                                                     --------   --------
                                                                                     $     --   $     --
                                                                                     ========   ========

Purchase of mortgage receivable financed with note payable ........................  $ 12,826   $     --
                                                                                     ========   ========



        The accompanying notes are an integral part of these Consolidated
                             Financial Statements.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for the six month period ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2002. Dollar amounts in tables are in thousands. Certain 2002 balances have been reclassified to conform to the 2003 presentation.

NOTE 2.  STOCK OPTION PLANS

In 2002, we adopted the fair value method defined in Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," in accounting for our stock option plans, where previously we applied the Accounting Principles Board's Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," and related Interpretations. We elected to apply it prospectively for all options granted or modified since the beginning of 2002, as allowed by SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." Because some awards under the plans vest over periods ranging from one to five years, the cost related to stock-based employee compensation included in the determination of net income for the three and six month periods ended June 30, 2003 and 2002, is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per common share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                              For The Three Months Ended       For The Six Months Ended
                                                                      June 30,                          June 30,
                                                          --------------------------------   ---------------------------------
                                                               2003              2002              2003             2002
                                                          --------------   ---------------   ---------------   ---------------
Net income (loss) allocable to common stockholders, as
  reported                                                $       (5,166)  $        (5,395)  $        (4,098)  $         3,004
Add:
  Stock-based employee compensation expense included
     in reported net income                                           49               176               152               253
Deduct:
  Total stock-based employee compensation expense
     determined under fair value based method for all
     awards                                                         (112)             (239)             (278)             (377)
                                                          --------------   ---------------   ---------------   ---------------
Pro forma net income (loss) allocable to common
  stockholders                                            $       (5,229)  $        (5,458)  $        (4,224)  $         2,880
                                                          ==============   ===============   ===============   ===============

 Earnings per common share
  Net income (loss) allocable to common stockholders,
    as reported                                           $         (.44)  $          (.44)  $          (.35)  $           .25
                                                          ==============   ===============   ===============   ===============
  Net income (loss) allocable to common stockholders,
    pro forma                                             $         (.44)  $          (.45)  $          (.36)  $           .24
                                                          ==============   ===============   ===============   ===============

Earnings per common share - assuming dilution
Net income (loss) allocable to common stockholders,
    as reported                                           $         (.44)  $          (.44)  $          (.35)  $           .23
                                                          ==============   ===============   ===============   ===============
  Net income (loss) allocable to common stockholders,
    pro forma                                             $         (.44)  $          (.45)  $          (.36)  $           .22
                                                          ==============   ===============   ===============   ===============

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 3.  INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES

Investments in and advances to partnerships and joint ventures consisted of the following at June 30, 2003:

                                                            Profits
                                                           Interest
                                                        --------------
601 Ninth Street Development, L.L.C....................      50%         $ 428
801 Pennsylvania Avenue................................      50%             -
Adams Street Development, L.L.C........................      40%           647
Ansonia Apartments, L.P................................      70%           106
Ansonia Liberty, L.L.C.................................      90%            84
Block 88 Development, L.L.C............................      40%           411
Block 99/102 Development, L.L.C........................      40%           197
Danforth Apartment Owners, L.L.C.......................      99%           204
Fenwick Tarragon Apartments, L.L.C. ...................      70%         2,120
Guardian-Jupiter Partners, Ltd.........................      70%         3,582
Lake Sherwood Partners, L.L.C..........................      70%             -
Larchmont Associates, L.P..............................      57%         2,519
Merritt 8 Acquisitions, L.L.C..........................      80%           634
Merritt Stratford, L.L.C...............................      50%           519
One Las Olas, Ltd......................................      68%        13,787
100 East Las Olas, Ltd., and East Las Olas, Ltd........      70%         4,916
Sacramento Nine........................................      70%           482
Summit/Tarragon Murfreesboro, L.L.C....................      70%           629
Tarragon Calistoga, L.L.C..............................      80%           604
Tarragon Savannah I & II, L.L.C........................      99%         2,608
Thirteenth Street Development, L.L.C...................      50%         2,076
Vineyard at Eagle Harbor, L.L.C........................      99%           131
                                                                      --------
                                                                      $ 36,684
                                                                      ========


We exercise significant influence over but hold noncontrolling interests in each of the above partnerships or joint ventures or our outside partners have significant participating rights, as defined in the Financial Accounting Standard Board's Emerging Issues Task Force's 96-16 Abstract, or important rights, as defined by the American Institute of Public Accountants' Statement of Position 78-9, "Accounting for Investments in Real Estate Ventures." Therefore, we account for our investments in these partnerships and joint ventures using the equity method.

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

We have guaranteed $19.6 million of mortgages on three unconsolidated properties. $14.5 million relates to a mortgage that matures in 2006, $925,000 relates to a mortgage that matures in 2012, and $4.1 million relates to a mortgage that matures in 2004. We have also guaranteed construction loans totaling $168.8 million on four unconsolidated properties, including the $90 million construction loan for the Las Olas River House condominium development. This construction loan has a June 30, 2003, balance of $35.3 million, matures in 2005, and provides for a one-year extension option. The aggregate balance of the other construction loans at June 30, 2003, is $77.2 million. These construction loans mature in 2003 or 2004 and have one- or two-year extension options. We have recorded no liability in connection with these guarantees. Estimated fair values of guarantees provided since January 1, 2003, are not significant.

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE  3.  INVESTMENTS  IN  AND  ADVANCES  TO  PARTNERSHIPS  AND  JOINT  VENTURES
(Continued)

Below is unaudited summarized financial information for Ansonia, Devonshire, and our other unconsolidated partnerships and joint ventures for the three and six month periods ended June 30, 2003 and 2002:

Three Months Ended June 30, 2003
                                                                  Ansonia           Other            Total
                                                                  --------         --------         --------
Rental revenue                                                    $  5,073         $  6,278         $ 11,351
Property operating expenses                                         (2,479)          (3,629)          (6,108)
Interest expense                                                    (1,594)          (3,077)          (4,671)
Depreciation expense                                                  (839)          (1,500)          (2,339)
                                                                  --------         --------         --------
Net income (loss)                                                      161           (1,928)          (1,767)
Elimination of management fees paid to Tarragon                        253              145              398
                                                                  --------         --------         --------
Net income (loss) before management fees paid to Tarragon         $    414         $ (1,783)        $ (1,369)
                                                                  ========         ========         ========

Equity in income (loss) of partnerships and joint ventures        $    290         $ (1,325)        $ (1,035)
Cash distributions in excess of investment                             212               60              272
                                                                  --------         --------         --------
                                                                  $    502         $ (1,265)        $   (763)
                                                                  ========         ========         ========

Three Months Ended June 30, 2002

Rental revenue                                                    $  5,085         $  4,765         $  9,850
Property operating expenses                                         (2,425)          (2,303)          (4,728)
Interest expense                                                    (1,500)          (1,800)          (3,300)
Depreciation expense                                                (1,394)          (1,037)          (2,431)
                                                                  --------         --------         --------
(Loss) before other items                                             (234)            (375)            (609)
Gain on sale of real estate                                          1,012               --            1,012
                                                                  --------         --------         --------
Income (loss) from continuing operations                               778             (375)             403
Discontinued operations (1)                                             --              401              401
                                                                  --------         --------         --------
Net income                                                             778               26              804
Elimination of management fees paid to Tarragon                        251               91              342
                                                                  --------         --------         --------
Net income before management fees paid
  to Tarragon                                                     $  1,029         $    117         $  1,146
                                                                  ========         ========         ========

Equity in income (loss) of partnerships and joint ventures        $    718         $   (323)        $    395
                                                                  ========         ========         ========


----------------------------
(1) Includes revenue of $847.

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 3. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES
(Continued)

Six Months Ended June 30, 2003
                                                                  Ansonia           Other            Total
                                                                  --------         --------         --------
Rental revenue                                                    $ 10,027         $ 12,182         $ 22,209
Property operating expenses                                         (5,103)          (6,888)         (11,991)
Interest expense                                                    (3,158)          (5,348)          (8,506)
Depreciation expense                                                (1,654)          (2,974)          (4,628)
                                                                  --------         --------         --------
Net income (loss)                                                      112           (3,028)          (2,916)
Elimination of management fees paid to Tarragon                        498              278              776
                                                                  --------         --------         --------
Net income (loss) before management fees paid to Tarragon         $    610         $ (2,750)        $ (2,140)
                                                                  ========         ========         ========

Equity in income (loss) of partnerships and joint ventures        $    427         $ (2,000)        $ (1,573)
Cash distributions in excess of investment                             562              118              680
                                                                  --------         --------         --------
                                                                  $    989         $ (1,882)        $   (893)
                                                                  ========         ========         ========


Six Months Ended June 30, 2002
                                                         Ansonia         Devonshire         Other            Total
                                                         --------         --------         --------         --------
Rental revenue                                           $ 10,321         $    577         $ 10,488         $ 21,386
Property operating expenses                                (5,036)            (466)          (4,854)         (10,356)
Interest expense                                           (3,050)            (206)          (3,553)          (6,809)
Depreciation expense                                       (2,128)              --           (2,213)          (4,341)
                                                         --------         --------         --------         --------
Income (loss) before other items                              107              (95)            (132)            (120)
Gain on sale of real estate                                 2,133           25,107               --           27,240
                                                         --------         --------         --------         --------
Income (loss) from continuing operations                    2,240           25,012             (132)          27,120
Discontinued operations (2)                                    --               --              510              510
                                                         --------         --------         --------         --------
Net income                                                  2,240           25,012              378           27,630
Elimination of management fees paid to Tarragon               512               --              177              689
                                                         --------         --------         --------         --------
Net income before management fees paid
  to Tarragon                                            $  2,752         $ 25,012         $    555         $ 28,319
                                                         ========         ========         ========         ========

Equity in income (loss) of partnerships and joint
  ventures                                               $  1,925         $  8,103         $     (1)        $ 10,027
                                                         ========         ========         ========         ========

----------------------------
(2) Includes revenue of $1,661.

NOTE 4.  FOR-SALE HOUSING

With the sell-out of the 5600 Collins Avenue project nearing completion, we implemented a new sales strategy in April 2003 to facilitate a quick close-out of the project and to enable us to reallocate resources devoted to this project to other projects. In connection with the new sales strategy, we lowered the asking prices of the remaining condominium units. Based on the lower sale prices, we wrote down the carrying value of the project as of March 31, 2003, by $1.6 million. As of July 31, 2003, we have only four unsold units remaining.

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 5.  EARNINGS PER COMMON SHARE

Earnings per common share have been computed based on the weighted average number of shares of common stock outstanding for the three and six month periods ended June 30, 2003 and 2002. Following is a reconciliation of the weighted average shares of common stock outstanding used in the computation of earnings per share and earnings per share - assuming dilution. The information presented for 2002 has been restated to give effect to the three-for-two stock split in February 2003.

                                                                   For the Three Months              For the Six Months
                                                                      Ended June 30,                     Ended June 30,
                                                             ----------------------------        ----------------------------
                                                                2003              2002              2003              2002
                                                             ----------        ----------        ----------        ----------
Weighted average shares of common stock
  outstanding                                                11,797,007        12,143,804        11,809,141        12,182,477
Convertible preferred interest of minority
  partner in consolidated partnership                                --                --                --           356,318
Stock options                                                        --                --                --           713 991
                                                             ----------        ----------        ----------        ----------
Weighted average shares of common stock outstanding -
  assuming dilution                                          11,797,007        12,143,804        11,809,141        13,252,786
                                                             ==========        ==========        ==========        ==========


On a weighted average basis, options to purchase 2,878,539 shares of common stock at a price of $7.08 were outstanding during the six month period ended June 30, 2003. Their effect is not reflected in the computation of weighted average shares of common stock outstanding - assuming dilution because their effect is antidilutive due to a loss from continuing operations allocable to common stockholders during the period. The options, which expire between December 31, 2005, and December 31, 2012, were still outstanding at June 30, 2003.

On a weighted average basis, options to purchase 2,865,426 shares of common stock at a price of $7.08 were outstanding during the three month period ended June 30, 2003. Their effect is not reflected in the computation of weighted average shares of common stock outstanding - assuming dilution because their effect is antidilutive due to a loss from continuing operations allocable to common stockholders during the period.

On a weighted average basis, options to purchase 2,784,137 shares of common stock at a price of $6.88 were outstanding during the three month period ended June 30, 2002. Their effect is not reflected in the computation of weighted average shares of common stock outstanding - assuming dilution because their effect is antidilutive due to a loss from continuing operations allocable to common stockholders during the period.

During all periods presented, the exercise prices of all options were less than the market prices of the common stock on a weighted average basis.

The convertible preferred interest of minority partner in consolidated partnership represents the preferred interest of Mr. Robert Rohdie in a joint venture we consolidate. For the three month period ended June 30, 2002, and the three and six month periods ended June 30, 2003, his interest was convertible into 356,318 shares. However, its effect is not reflected in weighted average shares of common stock outstanding - assuming dilution because its effect is antidilutive due to losses from continuing operations allocable to common stockholders in these periods.

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

The following table summarizes apartment units and commercial square footage in the Development and Investment Divisions as of June 30, 2003. The For-Sale Housing Division includes three consolidated properties under renovation and scheduled for sale as 526 condominium homes and two projects under development with a total of 293 condominium homes. It also includes a 42-story luxury condominium project under development and a mixed-use retail and residential condominium project with an aggregate 325 homes owned through unconsolidated joint ventures.

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 6. SEGMENT REPORTING (Continued)

Apartment units:
  Consolidated or directly owned:
     Development division:
       Completed apartment units in lease-up or under renovation ..............           702
       Apartment units under construction .....................................           296
     Investment division:
       Apartment units presented in income (loss) from continuing operations...         8,642
       Apartment units presented in discontinued operations ...................           138
  Unconsolidated and owned through joint ventures:
     Development division:
       Completed apartment units in lease-up or under renovation ..............           948
     Investment division ......................................................         4,146
                                                                                    ---------
                                                                                       14,872
                                                                                    =========
Commercial square footage:
  Consolidated or directly owned:
     Development division .....................................................       151,387
     Investment division ......................................................       993,169
  Unconsolidated and owned through joint ventures:
     Investment division ......................................................       267,022
                                                                                    ---------
                                                                                    1,411,578
                                                                                    =========


The following tables summarize operating data through income (loss) from continuing operations for the three divisions and net operating income (rental revenue less property operating expenses) and funds from operations for our Investment Division for the three and six month periods ended June 30, 2003 and 2002.

We use funds from operations, as defined below, to measure the performance of our Investment Division. We measure the performance of our Development and For-Sale Housing Divisions primarily by gross profit from third party and intercompany sales. Intercompany sales for 2003 include transfers on January 1, 2003, from the Development Division to the Investment Division of properties with 278 apartments and 221,744 square feet of commercial space that were stabilized during 2002. Intercompany sales for 2002 include transfers on January 1, 2002, from the Development Division to the Investment Division of properties with 2,970 apartments and 355,737 square feet of commercial space that were stabilized during 2001 and transfers on April 1, 2002, from the Development Division to the Investment Division of properties with 737 apartment units and 34,381 square feet of commercial space that were stabilized in the first quarter of 2002. The sale prices for these properties were their estimated fair market values as of the date of transfer, and the cost of sales was their net carrying values as of the same date. Gains on transfers of assets between segments do not represent gains recognizable in accordance with GAAP and, accordingly, are eliminated for purposes of consolidated reporting.

We allocate our general and administrative expenses among our three segments based on the functions of the corporate departments. We allocate other corporate items, including interest, management fee, and other revenue, and minority interests in income of consolidated partnerships and joint ventures in the same proportions as general and administrative expenses are allocated.

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 6.  SEGMENT REPORTING (Continued)

                                                                   For the Three Months Ended June 30, 2003
                                                        ---------------------------------------------------------------------
                                                                                       For-Sale
                                                        Investment    Development      Housing     Eliminations        Total
                                                        ----------    -----------      -------     ------------       -------
Rental revenue
  Consolidated properties .........................      $ 19,696       $  1,307       $    186       $     --       $ 21,189
  Unconsolidated properties .......................         9,797          1,554             --             --         11,351
                                                         --------       --------       --------       --------       --------
     Total rental revenue .........................        29,493          2,861            186             --         32,540
Sales of apartment development and for-sale housing
  inventory
     Consolidated properties
       Sales to third parties .....................            --             --         11,079             --         11,079
                                                         --------       --------       --------       --------       --------
                                                           29,493          2,861         11,265             --         43,619
Property operating expenses
  Consolidated properties .........................        10,114          1,294            161             --         11,569
  Unconsolidated properties .......................         5,031          1,069              8             --          6,108
Costs of sales of apartment development and
   for-sale housing inventory
     Consolidated properties
       Sales to third parties .....................            --             --          9,730         (1,425)         8,305
                                                         --------       --------       --------       --------       --------
                                                           15,145          2,363          9,899         (1,425)        25,982
                                                         --------       --------       --------       --------       --------

Net operating income ..............................        14,348            498          1,366          1,425         17,637

Interest expense
  Consolidated properties .........................         5,556            311            105             --          5,972
  Unconsolidated properties .......................         3,900            771             --             --          4,671
                                                         --------       --------       --------       --------       --------

Property level income (loss) before depreciation ..         4,892           (584)         1,261          1,425          6,994

Allocated general and administrative expenses and
  other corporate items ...........................        (1,696)          (692)        (2,280)            --         (4,668)
                                                         --------       --------       --------       --------       --------

Income (loss) before depreciation and gain on sale
  of real estate ..................................         3,196         (1,276)        (1,019)         1,425          2,326

Depreciation
  Consolidated properties .........................        (5,814)          (487)            --            330         (5,971)
  Unconsolidated properties .......................        (2,215)          (491)            --            367         (2,339)
Distributions from unconsolidated partnerships and
  joint ventures in excess of investment ..........           272             --             --             --            272
Elimination of management fees paid by partnerships
  and joint ventures to Tarragon ..................           352             46             --             --            398
Outside partners' interests in loss of
  unconsolidated partnerships and joint ventures ..           167            219              8            (60)           334
                                                         --------       --------       --------       --------       --------
(Loss) from continuing operations .................      $ (4,042)      $ (1,989)      $ (1,011)      $  2,062       $ (4,980)
                                                         ========       ========       ========       ========       ========

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 6. SEGMENT REPORTING (Continued)

                                                                     For the Three Months Ended June 30, 2002
                                                        ---------------------------------------------------------------------
                                                                                       For-Sale
                                                        Investment    Development      Housing     Eliminations       Total
                                                        ----------    -----------      -------     ------------      --------
Rental revenue
  Consolidated properties .........................      $ 18,751       $  1,669       $    751       $     --       $ 21,171
  Unconsolidated properties .......................         9,542            308             --             --          9,850
                                                         --------       --------       --------       --------       --------
     Total rental revenue .........................        28,293          1,977            751             --         31,021
Sales of apartment development and for-sale housing
  inventory
     Consolidated properties
       Sales to third parties .....................            --             --          5,932             --          5,932
       Intercompany sales .........................            --         73,279             --        (73,279)            --
                                                         --------       --------       --------       --------       --------
                                                           28,293         75,256          6,683        (73,279)        36,953

Property operating expenses
  Consolidated properties .........................         9,207          1,303            360             --         10,870
  Unconsolidated properties .......................         4,525            203             --             --          4,728
Costs of sales of apartment development and
   for-sale housing inventory
     Consolidated properties
       Sales to third parties .....................            --             --          7,292             --          7,292
       Intercompany sales .........................            --         60,341             --        (60,341)            --
                                                         --------       --------       --------       --------       --------
                                                           13,732         61,847          7,652        (60,341)        22,890
                                                         --------       --------       --------       --------       --------

Net operating income (loss) .......................        14,561         13,409           (969)       (12,938)        14,063

Interest expense
  Consolidated properties .........................         6,001            379            328             --          6,708
  Unconsolidated properties .......................         3,019            281             --             --          3,300
                                                         --------       --------       --------       --------       --------

Property level income (loss)  before depreciation .         5,541         12,749         (1,297)       (12,938)         4,055

Allocated general and administrative expenses and
  other corporate items ...........................        (1,576)        (1,211)          (240)            --         (3,027)
                                                         --------       --------       --------       --------       --------

Income (loss) before depreciation and gain on sale
  of real estate ..................................         3,965         11,538         (1,537)       (12,938)         1,028

Depreciation
  Consolidated properties .........................        (4,573)          (490)            --            311         (4,752)
  Unconsolidated properties .......................        (2,653)          (159)            --            381         (2,431)
Gain on sale of real estate of unconsolidated
  partnerships and joint ventures .................         1,012             --             --             --          1,012
Discontinued operations of unconsolidated
  partnerships and joint ventures .................           394             --             --              7            401
Elimination of management fees paid by partnerships
  and joint ventures to Tarragon ..................           335              7             --             --            342
Outside partners' interests in (income) loss of
  unconsolidated partnerships and joint ventures ..          (779)           100             --            (72)          (751)
                                                         --------       --------       --------       --------       --------
Income (loss) from continuing operations ..........      $ (2,299)      $ 10,996       $ (1,537)      $(12,311)      $ (5,151)
                                                         ========       ========       ========       ========       ========

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 6. SEGMENT REPORTING (Continued)

                                                                        For the Six Months Ended June 30, 2003
                                                        ---------------------------------------------------------------------
                                                                                       For-Sale
                                                        Investment    Development      Housing     Eliminations        Total
                                                        ----------    -----------      -------     ------------       -------
Rental revenue
  Consolidated properties .........................      $ 39,503       $  2,495       $    524       $     --       $ 42,522
  Unconsolidated properties .......................        19,475          2,734             --             --         22,209
                                                         --------       --------       --------       --------       --------
     Total rental revenue .........................        58,978          5,229            524             --         64,731
Sales of apartment development and for-sale housing
  inventory
     Consolidated properties
       Sales to third parties .....................            --             --         14,833             --         14,833
       Intercompany sales .........................            --         12,709             --        (12,709)            --
     Unconsolidated properties
       Intercompany sales .........................            --         18,000             --        (18,000)            --
                                                         --------       --------       --------       --------       --------
                                                           58,978         35,938         15,357        (30,709)        79,564

Property operating expenses
  Consolidated properties .........................        19,978          2,321            340             --         22,639
  Unconsolidated properties .......................        10,078          1,897             16             --         11,991
Costs of sales of apartment development and
   for-sale housing inventory
     Consolidated properties
       Sales to third parties .....................            --             --         15,055         (1,425)        13,630
       Intercompany sales .........................            --          9,443             --         (9,443)            --
     Unconsolidated properties
       Intercompany sales .........................            --         14,744             --        (14,744)            --
                                                         --------       --------       --------       --------       --------
                                                           30,056         28,405         15,411        (25,612)        48,260
                                                         --------       --------       --------       --------       --------

Net operating income (loss) .......................        28,922          7,533            (54)        (5,097)        31,304

Interest expense
  Consolidated properties .........................        10,444            579          3,612             --         14,635
  Unconsolidated properties .......................         7,161          1,345             --             --          8,506
                                                         --------       --------       --------       --------       --------

Property level income (loss) before depreciation ..        11,317          5,609         (3,666)        (5,097)         8,163

Allocated general and administrative expenses and
  other corporate items ...........................        (3,541)        (2,739)        (2,754)            --         (9,034)
                                                         --------       --------       --------       --------       --------

Income (loss) before depreciation and gain on sale
  of real estate ..................................         7,776          2,870         (6,420)        (5,097)          (871)

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 6. SEGMENT REPORTING (Continued)

                                                                       For the Six Months Ended June 30, 2003
                                                        -----------------------------------------------------------------------
                                                                                       For-Sale
                                                        Investment    Development      Housing     Eliminations         Total
                                                        ----------    -----------      -------     ------------       ---------
Depreciation
  Consolidated properties ...........................      $(10,433)      $   (900)      $     --       $    665       $(10,668)
  Unconsolidated properties .........................        (4,373)          (989)            --            734         (4,628)
Gain (loss) on sale of real estate - consolidated
  properties
  Sales to third parties ............................           (66)            --             --          1,289          1,223
Distributions from unconsolidated partnerships and
  joint ventures in excess of investment ............           680             --             --             --            680
Elimination of management fees paid by partnerships
  and joint ventures to Tarragon ....................           694             82             --             --            776
Outside partners' interests in loss of
  unconsolidated partnerships and joint ventures ....           247            424             16           (120)           567
Outside partners' interests in intercompany sales
  of unconsolidated partnerships and joint ventures .            --           (977)            --            977             --
                                                           --------       --------       --------       --------       --------
Income (loss) from continuing operations ............      $ (5,475)      $    510       $ (6,404)      $ (1,552)      $(12,921)
                                                           ========       ========       ========       ========       ========


                                                                      For the Six Months Ended June 30, 2002
                                                        ------------------------------------------------------------------------
                                                                                       For-Sale
                                                        Investment    Development      Housing     Eliminations          Total
                                                        ----------    -----------      -------     ------------       ----------
Rental revenue
  Consolidated properties .........................      $  34,126      $   4,551      $   1,689       $      --       $  40,366
  Unconsolidated properties .......................         20,974            412             --              --          21,386
                                                         ---------      ---------      ---------       ---------       ---------
     Total rental revenue .........................         55,100          4,963          1,689              --          61,752
Sales of apartment development and for-sale housing
  inventory
     Consolidated properties
       Sales to third parties .....................             --             --         15,176              --          15,176
       Intercompany sales .........................             --        185,109             --        (185,109)             --
     Unconsolidated properties
       Intercompany sales .........................             --        118,850             --        (118,850)             --
                                                         ---------      ---------      ---------       ---------       ---------
                                                            55,100        308,922         16,865        (303,959)         76,928

Property operating expenses
  Consolidated properties .........................         16,959          3,242            780              --          20,981
  Unconsolidated properties .......................         10,106            250             --              --          10,356
Costs of sales of apartment development and
   for-sale housing inventory
     Consolidated properties
       Sales to third parties .....................             --             --         16,536              --          16,536
       Intercompany sales .........................             --        159,918             --        (159,918)             --
     Unconsolidated properties
       Intercompany sales .........................             --         89,628             --         (89,628)             --
                                                         ---------      ---------      ---------       ---------       ---------
                                                            27,065        253,038         17,316        (249,546)         47,873
                                                         ---------      ---------      ---------       ---------       ---------
Net operating income (loss) .......................         28,035         55,884           (451)        (54,413)         29,055

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 6.  SEGMENT REPORTING (Continued)

                                                                       For the Six Months Ended June 30, 2002
                                                        ---------------------------------------------------------------------
                                                                                       For-Sale
                                                        Investment    Development      Housing     Eliminations        Total
                                                        ----------    -----------      -------     ------------       -------
Interest expense
  Consolidated properties .........................      $ 10,234       $  1,306       $    821       $     --       $ 12,361
  Unconsolidated properties .......................         6,500            309             --             --          6,809
                                                         --------       --------       --------       --------       --------

Property level income (loss) before depreciation ..        11,301         54,269         (1,272)       (54,413)         9,885

Allocated general and administrative expenses and
  other corporate items ...........................        (2,815)        (2,313)          (443)            --         (5,571)
                                                         --------       --------       --------       --------       --------

Income (loss) before depreciation and gain on sale
  of real estate ..................................         8,486         51,956         (1,715)       (54,413)         4,314

Depreciation
  Consolidated properties .........................        (8,199)        (1,338)            --            532         (9,005)
  Unconsolidated properties .......................        (4,888)          (215)            --            762         (4,341)
Gain on sale of real estate of unconsolidated
  partnerships and joint ventures, net of income
  previously recognized by Tarragon ...............        10,982             --             --             --         10,982
Discontinued operations of unconsolidated
  partnerships and joint ventures .................           496             --             --             14            510
Elimination of management fees paid by partnerships
  and joint ventures to Tarragon ..................           676             13             --             --            689
Outside partners' interests in (income) loss of
  unconsolidated partnerships and joint ventures ..        (1,996)           105             --           (143)        (2,034)

Outside partners' interests in intercompany sales
  of unconsolidated partnerships and joint ventures            --         (2,754)            --          2,754             --
                                                         --------       --------       --------       --------       --------
Income (loss) from continuing operations ..........      $  5,557       $ 47,767       $ (1,715)      $(50,494)      $  1,115
                                                         ========       ========       ========       ========       ========

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 6. SEGMENT REPORTING (Continued)

                                                                                For the Three Months         For the Six Months
                                                                                   Ended June 30,               Ended June 30,
                                                                                --------------------       -----------------------
                                                                                 2003         2002          2003           2002
                                                                                --------    --------       --------       --------
Reconciliation of revenues per operating data table to total revenues per accompanying Consolidated Statements of Operations:
  Total revenues per operating data table ................................      $ 43,619    $ 36,953       $ 79,564       $ 76,928
  Less expenses related to unconsolidated partnerships and joint ventures:
       Property operating expenses .......................................        (6,108)     (4,728)       (11,991)       (10,356)
       Interest expense ..................................................        (4,671)     (3,300)        (8,506)        (6,809)
       Depreciation expense ..............................................        (2,339)     (2,431)        (4,628)        (4,341)
  Discontinued operations of unconsolidated partnerships and joint
     ventures ............................................................            --         401             --            510
  Gain on sale of real estate of unconsolidated partnerships and joint
     ventures, net of income previously recognized by Tarragon ...........            --       1,012             --         10,982
  Distributions from unconsolidated partnerships and joint ventures in
     excess of investment ................................................           272          --            680             --
  Elimination of management fees paid by partnerships and joint ventures
     to Tarragon .........................................................           398         342            776            689
  Outside partners' interests in (income) loss of unconsolidated
     partnerships and joint ventures .....................................           334        (751)           567         (2,034)
  Interest, management fee, and other revenue presented with allocated
     general and administrative expenses and other corporate items .......           251         294            488            664
                                                                                --------    --------       --------       --------
  Total revenues per accompanying Consolidated Statements of Operations ..      $ 31,756    $ 27,792       $ 56,950       $ 66,233
                                                                                ========    ========       ========       ========
Investment Division Net Operating Income:
Rental revenue
  Same store stabilized apartment communities ............................      $ 23,607    $ 23,325       $ 47,107       $ 46,237
  Apartment communities stabilized during period .........................         2,393       1,595          4,800          1,595
  Apartment communities sold during period ...............................            --         418             --          1,837
  Commercial properties ..................................................         3,493       2,955          7,071          5,431
                                                                                --------    --------       --------       --------
                                                                                  29,493      28,293         58,978         55,100
Property operating expenses
  Same store stabilized apartment communities ............................        12,411      11,383         24,607         22,684
  Apartment communities stabilized during period .........................         1,114         681          2,182            681
  Apartment communities sold during period ...............................            --         392             --          1,281
  Commercial properties ..................................................         1,620       1,276          3,267          2,419
                                                                                --------    --------       --------       --------
                                                                                  15,145      13,732         30,056         27,065
Net operating income
  Same store stabilized apartment communities ............................        11,196      11,942         22,500         23,553
  Apartment communities stabilized during period .........................         1,279         914          2,618            914
  Apartment communities sold during period ...............................            --          26             --            556
  Commercial properties ..................................................         1,873       1,679          3,804          3,012
                                                                                --------    --------       --------       --------
                                                                                $ 14,348    $ 14,561       $ 28,922       $ 28,035
                                                                                ========    ========       ========       ========

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 6. SEGMENT REPORTING (Continued)

                                                                              For the Three Months          For the Six Months
                                                                                  Ended June 30,               Ended June 30,
                                                                             -----------------------       -----------------------
                                                                               2003           2002           2003           2002
                                                                             --------       --------       --------       --------
Funds from operations - Investment Division (1):
  Same store stabilized apartment communities ...........................    $  3,928       $  4,445       $  8,612       $  9,093
  Apartment communities stabilized during period ........................         564            377          1,267            377
  Apartment communities sold during period ..............................          --             70             --            310
  Apartment communities in discontinued operations ......................         (19)           350             18            806
  Commercial properties .................................................         552            632          1,640          1,333
                                                                             --------       --------       --------       --------
                                                                                5,025          5,874         11,537         11,919
  Allocation of corporate interest expense ..............................        (249)          (351)          (487)          (693)
  Allocation of general and administrative expenses .....................      (1,343)        (1,473)        (2,878)        (2,828)
  Allocation of other corporate items ...................................        (353)          (103)          (663)            13
                                                                             --------       --------       --------       --------
                                                                             $  3,080       $  3,947       $  7,509       $  8,411
                                                                             ========       ========       ========       ========

Reconciliation of funds from operations to income (loss) from continuing operations - Investment Division:
  Funds from operations .................................................    $  3,080       $  3,947       $  7,509       $  8,411
  Discontinued operations ...............................................          19           (350)           (18)          (806)
  Depreciation and amortization of real estate assets ...................      (5,640)        (4,367)       (10,090)        (8,033)
  Depreciation and amortization of real estate assets of partnerships and
     joint ventures .....................................................      (1,773)        (2,278)        (3,490)        (3,705)
  Distributions from partnerships and joint ventures in excess of
     investments ........................................................         272             --            680             --
  Loss on sale of real estate to third parties ..........................          --             --            (66)            --
  Gain on sale of real estate of unconsolidated partnerships and joint
     ventures ...........................................................          --            749             --          9,690
                                                                             --------       --------       --------       --------
  Income (loss) from continuing operations ..............................    $ (4,042)      $ (2,299)      $ (5,475)      $  5,557
                                                                             ========       ========       ========       ========

--------------------
(1) Tarragon considers funds from operations ("FFO") to be an appropriate measure of the performance of our investment portfolio but not of our other assets. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), equals net income (loss), computed in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. We believe that a clear understanding of the operating results of our investment portfolio requires examining FFO along with net income (loss) as shown in the Consolidated Financial Statements and Notes. FFO does not represent cash generated from operating activities in accordance with GAAP and is not an alternative to net income as an indication of our operating performance or to cash flow as a measure of liquidity, nor is it necessarily indicative of cash available to fund cash needs and cash dividends. Our calculation of FFO may be different from the methods used by other companies and, therefore, may not be comparable to other companies.


NOTE 7.  INCOME TAXES

No current or deferred income tax expense has been recognized for the three and six month periods ended June 30, 2003, due to the expected application of net operating loss carryforwards. At December 31, 2002, Tarragon had Federal net operating loss carryforwards of approximately $50.3 million.

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 8.  ASSETS HELD FOR SALE

Assets held for sale and liabilities related to assets held for sale in the accompanying Consolidated Balance Sheets include the following:

                                                                                       June 30,  December 31,
                                                                                       --------  ------------
                                                                                         2003        2002
                                                                                        ------      ------
Real estate (net of accumulated depreciation of $2,377 in 2003 and $301 in 2002) .      $5,187      $7,538
Restricted cash ..................................................................          77          --
Other assets, net ................................................................          77          --
                                                                                        ------      ------
                                                                                        $5,341      $7,538
                                                                                        ======      ======

Notes and interest payable .......................................................      $3,305      $   --
Other liabilities ................................................................          78          --
                                                                                        ------      ------
                                                                                        $3,383      $   --
                                                                                        ======      ======


The June 30, 2003, amounts include balances related to an apartment community sold in July 2003. At December 31, 2002, our assets held for sale included two apartment communities for which a plan of disposal was implemented prior to the adoption of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In the second quarter of 2003, we ceased marketing them for sale and reclassified them to real estate held for investment. Upon their reclassification, we incurred no loss because their estimated fair values exceeded their net carrying values, and we recorded depreciation of $1 million for the period during which they were classified as held for sale.

In accordance with SFAS No. 144, operating results for properties for which we implemented plans of disposals after the adoption of this pronouncement have been reported in discontinued operations. Discontinued operations for the three and six month periods ended June 30, 2003 and 2002, include the operations of seven properties sold in 2002 or the first quarter of 2003 and one property held for sale as of June 30, 2003. Total revenues for these properties for the three and six month periods ended June 30, 2003, were $241,000 and $858,000, respectively, and for the three and six month periods ended June 30, 2002, were $1.7 million and $3.7 million, respectively. The operations of these properties were previously reported in the Investment Division.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

In April 2003, in connection with the condominium conversion of Pine Crest Village at Victoria Park, representatives of Tarragon may have inadvertently disturbed asbestos-containing materials. Such actions are currently under investigation by the Environmental Protection Agency and may result in civil and/or criminal proceedings under applicable law. The extent of any resulting liability is unknown at this time. We have incurred legal and other professional fees and costs of relocating residents in connection with this matter totaling $154,000 to date. Remediation efforts are underway at a total estimated cost of $700,000, of which $228,000 has been incurred to date and the remainder of which has been accrued.

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

Critical Accounting Policies

Asset Impairment

We regularly review the carrying values of our properties. Accounting principles generally accepted in the United States of America ("GAAP") require that the carrying value of a property held for sale not exceed the lower of its cost or its estimated fair value less costs to sell. In instances where a property's estimated fair value less costs to sell is less than its carrying value at the time of evaluation, we provide an allowance for loss by making a charge against operations. Our review of properties held for sale generally includes selective site inspections, comparing the property's current rents to market rents, reviewing the property's expenses and maintenance requirements, discussions with the property manager, and a review of the surrounding area. We may make adjustments to estimated fair values based on future reviews.

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

Investments in Partnerships and Joint Ventures Accounted for Using the Equity Method

We use the equity method to account for investments in partnerships and joint ventures over which we exercise significant influence but do not control. Under the equity method, our initial investments are increased by our proportionate share of operating income and additional advances and decreased by our proportionate share of operating losses and distributions received. All significant intercompany transactions are eliminated.

We have investments in 22 partnerships or joint ventures in which we hold noncontrolling interests or our outside partners have significant participating rights, as defined by the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force in its 96-16 Abstract, or important rights, as defined by the American Institute of Certified Public Accountants' Statement of Position 78-9, "Accounting for Investments in Real Estate Ventures." The net effect of not consolidating these partnerships and joint ventures has been to reduce consolidated total assets, total liabilities, and gross revenues and expenses but has had no effect on reported net income or loss except in instances where we have received distributions from a partnership or joint venture in excess of our investment in the entity, with the excess recorded as income.

Revenue Recognition

Rental revenue is recognized on the straight-line basis. Lease terms for our apartment communities are generally for one year or less. Lease terms for our commercial properties are generally from three to five years, although they may be shorter or longer. Rental concessions are deferred and amortized on the straight-line basis over the lease terms as a reduction to rental revenue. We accrue percentage rentals only after the tenants' sales have reached the threshold provided for in the lease.

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

Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which, among other things, rescinded SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." SFAS No. 4 required gains and losses from extinguishments of debt to be classified as extraordinary items, if material. Under SFAS No. 145, gains and losses on extinguishments of debt will no longer be classified as extraordinary unless they meet the unusual in nature and infrequency of occurrence criteria in the Accounting Principles Board's Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," which is expected to be rare. We adopted SFAS No. 145 on January 1, 2003. Therefore, gains or losses on extinguishment of debt prior to maturity are no longer classified as extraordinary items, but there was no impact on our reported net income or loss.

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

Environmental Matters

Under federal, state, and local environmental laws, ordinances, and regulations, Tarragon may be liable for removal or remediation costs, as well as other costs (such as fines or injuries to persons and property) where our employees may have arranged for removal, disposal, or treatment of hazardous or toxic substances. In addition, environmental laws impose liability for release of asbestos-containing materials into the air, and third parties can seek recovery from Tarragon for personal injury associated with those materials. We are not aware of any liability relating to these matters that would have a material adverse effect on our business, financial position, or results of operations. However, there is a matter involving the alleged release of asbestos-containing materials at one of our condominium conversion projects, as described in Part II, Item 1. "LEGAL PROCEEDINGS." As of this date, we are unable to determine the outcome of this matter and whether it will have a material impact on our financial statements. We have incurred legal and other professional fees and costs of relocating residents in connection with this matter totaling $154,000 to date. Remediation efforts are underway at a total estimated cost of $700,000, $228,000 of which has been incurred to date.

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

Proceeds from borrowings are expected to continue to be a key source of cash for Tarragon. During the remainder of 2003, we expect to generate net proceeds from mortgage borrowings on consolidated and unconsolidated properties of $28 million. We have a $20 million unsecured line of credit with affiliates of William S. Friedman, our President and Chief Executive Officer and Chairman of our Board of Directors. Advances under the line of credit accrue interest at the lower of 100 basis points over the thirty day LIBOR or the lowest rate offered in writing to Tarragon for an unsecured loan by an institutional lender. Payments of interest only are due on demand, but no more frequently than monthly, and all outstanding principal and interest are due at maturity in January 2004. All of these funds are available to us as of June 30, 2003, as there was no outstanding balance. We currently have $9.7 million outstanding under two lines of credit that mature in 2004. Payment terms of a $10 million line of credit, of which $2.3 million is currently available, are interest only monthly at 175 basis points over the thirty day LIBOR, with the outstanding balance due at maturity of December 2004. Payment terms of a $2 million line of credit are interest only monthly at 240 basis points over the thirty day LIBOR, with the outstanding balance due at maturity of May 2004.

Proceeds from sales of properties are also expected to continue to be a key source of cash for Tarragon. We expect to generate $18 million in net proceeds from the sale of consolidated properties during the remainder of 2003.

At July 27, 2003, we had entered into contracts to sell 72 of 113 units at Pine Crest Village I at Victoria Park for an aggregate contract price of $14.2 million. We began the conversion of Pine Crest to homes for sale in 2002 and began closing sales in April 2003. We acquired Venetian Bay Village, a condominium development in May 2003. We have contracts to sell 87 of 136 units for an aggregate contract price of $12.5 million. During the remainder of 2003, we expect to generate sale proceeds of $2 million in excess of renovation costs and mortgage payments from our for-sale housing activities.

In July and August 2003, a newly formed joint venture acquired land in Sarasota, Florida, for a luxury condominium development, at a total cost of $28.7 million. The joint venture obtained a $15 million mortgage (guaranteed by Tarragon and its joint venture partner), and Tarragon advanced the balance of the required funds.

Principal payments on mortgages totaling $18 million come due during the remainder of 2003, including $16 million of balloon payments. Additionally, a $9 million construction loan for a condominium development with a June 30, 2003, balance of $8.4 million matures in December 2003. We intend to extend the loans or pay them off as they come due, largely through refinancings. Of the loans maturing during the remainder of 2003, a $7.7 million mortgage provides for a one-year extension option. We believe we can arrange such new financing as may be needed to repay maturing notes.

In addition to the $15 million mortgage guarantee discussed above, we have guaranteed $19.6 million of mortgages on three unconsolidated properties. $14.5 million relates to a mortgage that matures in 2006, $925,000 relates to a mortgage that matures in 2012, and $4.1 million relates to a mortgage that matures in 2004. We have also guaranteed construction loans totaling $168.8 million on four unconsolidated properties, including the $90 million construction loan for the Las Olas River House condominium development. This construction loan has a June 30, 2003, balance of $35.3 million, matures in 2005, and provides for a one-year extension option. The aggregate balance of the other construction loans at June 30, 2003, is $77.2 million. These construction loans mature in 2003 or 2004 and have one- or two-year extension options.

Cash Flows from Operating Activities

Our net cash flow provided by operating activities was $1.6 million for the first six months of 2003 and $11.2 million for the first six months of 2002. Of this decrease in cash flow, $3.6 million is due to increases in renovation and development costs for for-sale housing inventory. See "For-Sale Housing Inventory Sales" below. Increased corporate general and administrative expenses, as discussed in "Corporate Expenses" below, contributed to the decline. Additionally, in connection with obtaining a construction loan to finance the condominium conversion of Pine Crest Apartments, we repaid two mortgages prior to their maturities and incurred a $3.1 million prepayment penalty.

Cash Flows from Investing Activities

During the first six months of 2003, we used cash in investing activities of $21.8 million. During the first six months of 2002, we used net cash in investing activities of $8.5 million.

In the second quarter of 2003, Tarragon invested $10.7 million in the purchase of properties for the For-Sale Housing Division and $1.8 million in the acquisition of a controlling interest in a joint venture with a condominium project under development. In the first quarter of 2002, we purchased land for the development of a rental apartment community for $3.1 million.

Proceeds from the sale of real estate increased $10.6 million. See "Sales of Consolidated Properties" below for the detail of net cash proceeds from the sale of consolidated properties during the first six months of 2003. During the first six months of 2002, Tarragon received its share of net proceeds from the sale of four partnership or joint venture properties totaling $10.7 million.

During the first six months of 2003, Tarragon advanced $5.8 million to One Las Olas in connection with the development of its luxury condominium project. During this same period, Tarragon advanced an aggregate $2 million to five joint ventures for land purchase or development costs for their condominium projects in Hoboken, New Jersey. During the first six months of 2002, Tarragon advanced $4.2 million to East Las Olas for its purchase of land for a condominium development and received net repayment of advances of $3.7 million from One Las Olas upon closing of its construction loan. During this period, Tarragon also advanced $1.1 million to a partnership in connection with its construction of a rental apartment community.

Cash Flows from Financing Activities

Cash provided by financing activities increased $15.7 million for the first six months of 2003 compared to the first six months of 2002.

As stated previously, proceeds from borrowings are a significant source of cash for Tarragon. During the six months ended June 30, 2003, net construction loan borrowings were $14.2 million. We also received net proceeds of $11.7 million from financings of consolidated properties and $1.2 million from financings of unconsolidated properties. During the six months ended June 30, 2002, we received net proceeds of $8.2 million from financings of consolidated properties and $239,000 from financings of unconsolidated properties. We also received $5.7 million of net construction loan borrowings.

Common Stock Repurchase Program

The Board of Directors has authorized a common stock repurchase program. We intend to continue to repurchase shares of our common stock as long as we believe the fair market value of our net assets per share is substantially greater than the market price of our common stock. We repurchased 146,454 shares of our common stock in open market and negotiated transactions during the first six months of 2003 at a cost of $2.2 million. Subject to market conditions, we expect to repurchase shares of our common stock in 2003 at a rate consistent with that of 2002. As of June 30, 2003, Tarragon had authority to repurchase an additional 483,952 common shares.

Sales of Consolidated Properties

The following table summarizes sales of consolidated properties during the first six months of 2003. Except for the sale of a portion of Northwest O'Hare Office Building, the gains on sale were presented in discontinued operations in accordance with SFAS No. 144.

         Date of Sale                   Property                    Sale Price       Net Cash Proceeds        Gain on Sale
        --------------------------------------------------------------------------------------------------------------------
                 Jan-03    Prado Bay Apartments                   $      10,315        $        4,119        $      5,107
                 Jan-03    Newport Apartments                            10,000                 4,106               2,013
                 Jan-03(1) Northwest O'Hare Office Building               3,000                 2,748               1,223
                 Feb-03    Briarwest Shopping Center                      3,100                 1,426               1,098
                 Mar-03    Holly House Apartments                         3,017                 1,186               1,005
                                                                   ---------------      -----------------     ---------------
                                                                  $      29,432        $       13,585        $     10,446
         -------------------                                       ===============      =================     ===============
        (1) Represents the sale of a portion of the property.


For-Sale Housing Inventory Sales

The following table summarizes the sales and cash flow of For-sale housing inventory for the three and six month periods ended June 30, 2003 and 2002.

                                                                Three Months Ended                       Six Months Ended
                                                                     June 30,                                June 30,
                                                        -----------------------------------     -----------------------------------
                                                             2003                2002                2003                2002
                                                        ---------------     ---------------     ---------------     ---------------
Number of units sold..............................               49                  23                  61                  60

Aggregate sales...................................   $       11,079     $         5,932     $        14,833     $        15,176
Gross profit (loss)...............................            2,774              (1,360)              1,203              (1,360)

Aggregate sales collected.........................   $       10,797     $         5,514     $        14,482     $        14,621
Mortgage payments.................................           (7,304)             (3,755)             (7,304)            (10,492)
                                                        ---------------     ---------------     ---------------     ---------------
Net cash proceeds.................................            3,493               1,759               7,178               4,129
Renovation and development costs paid.............           (3,928)             (2,210)             (7,296)             (3,697)
Proceeds from borrowings..........................            9,191                   -               9,191                   -
                                                        ---------------     ---------------     ---------------     ---------------
Net cash received (paid)..........................   $        8,756     $          (451)    $         9,073     $           432
                                                        ===============     ===============     ===============     ===============


In April 2003, we began closing sales of condominium units at Pine Crest Village I at Victoria Park. Costs incurred at this project in the three and six months periods ended June 30, 2002, not reflected above totaled $223,000.

In May 2003, we acquired control of Venetian Bay Village, a town home condominium vacation community in Kissimmee, Florida. Approximately 45% of the 176 condominium units of the first phase of an expected three phases was complete at June 30, 2003. The information presented above includes sales and development activities since the date of acquisition.

In June 2003, we acquired Tuscany on the Intracoastal, a recently completed 286-unit luxury apartment community in Boynton Beach, Florida, for $45.5 million. We plan to convert this property to condominium homes for sale.

Due to an increase in estimated costs to complete the condominium conversion of 5600 Collins Avenue, we recorded For-sale housing inventory write-downs in 2002 totaling $2.7 million. With the sell-out of the project nearing completion, we implemented a new sales strategy in April 2003 to facilitate a quick close-out of the project and to enable us to reallocate resources devoted to this project to other projects. In connection with the new sales strategy, we lowered the asking prices of the remaining condominium units. Based on the lower sale prices, we wrote down the carrying value of the project as of March 31, 2003, by $1.6 million. As of July 31, 2003, we have only four unsold units remaining at this project.

Results of Operations

Consolidated Properties

At June 30, 2003, our consolidated apartment communities included 9,344 operating units (excluding assets held for sale reported in discontinued operations), and our consolidated commercial properties had an aggregate 1.1 million square feet. The following table summarizes the components of aggregate property level net operating results for all of our consolidated properties for the three month periods ended June 30, 2003 and 2002.

                                                                          Three Months Ended June 30,
                                                             -------------------------------------------------------
                                                                  2003               2002               Change
                                                             ---------------    ----------------    ----------------

    Rental revenue....................................   $        21,189     $       21,171      $           18
    Property operating expenses.......................           (11,569)           (10,870)               (699)
                                                             ---------------    ----------------    ----------------
    Net operating income..............................             9,620             10,301                (681)
    Interest expense..................................            (5,563)            (6,181)                618
    Depreciation expense..............................            (5,971)            (4,752)             (1,219)
                                                             ---------------    ----------------    ----------------
                                                         $        (1,914)    $         (632)     $       (1,282)
                                                             ===============    ================    ================


The following table presents the changes in property level revenues and expenses caused by new development properties in lease-up for the three month periods ended June 30, 2003 and 2002.

                                                             Properties in
                                                              Lease-up (a)       Other Changes           Total
                                                             ---------------    ---------------- -- ----------------

     Rental revenue....................................   $         555       $        (537)      $          18
     Property operating expenses.......................            (246)               (453)               (699)
                                                             ---------------    ----------------    ----------------
     Net operating income..............................             309                (990)               (681)
     Interest expense..................................             (10)                628                 618
     Depreciation expense..............................             (29)             (1,190)             (1,219)
                                                             ---------------    ----------------    ----------------
                                                          $         270       $      (1,552)      $      (1,282)
                                                             ===============    ================    ================


-------------------------------
(a) Includes three properties recently completed or under construction that began lease-up in 2002 or 2003.

Other changes for rental revenue and property operating expenses include the effect of taking apartments out of service at Pine Crest in connection with the condominium conversion. For Pine Crest, rental revenue decreased $612,000, and property operating expenses decreased $138,000.

Other changes for depreciation expense include $1.1 million recorded in the second quarter of 2003 upon the reclassification of two properties to real estate held for investment for the period during which they were classified as held for sale.

The following table summarizes the components of aggregate property level net operating results for all of our consolidated properties for the six month periods ended June 30, 2003 and 2002.

                                                                           Six Months Ended June 30,
                                                             -------------------------------------------------------
                                                                  2003               2002               Change
                                                             ---------------    ----------------    ----------------
    Rental revenue....................................   $        42,522     $       40,366      $        2,156
    Property operating expenses.......................           (22,639)           (20,981)             (1,658)
                                                             ---------------    ----------------    ----------------
    Net operating income..............................            19,883             19,385                 498
    Interest expense..................................           (13,910)           (11,320)             (2,590)
    Depreciation expense..............................           (10,668)            (9,005)             (1,663)
                                                             ---------------    ----------------    ----------------
                                                         $        (4,695)    $         (940)     $       (3,755)
                                                             ===============    ================    ================


The following table presents the changes in property level revenues and expenses caused by properties consolidated in April 2002 and new development properties in lease-up for the six month periods ended June 30, 2003 and 2002.

                                              Properties
                                            Consolidated in       Properties in
                                            April 2002 (a)         Lease-up (b)      Other Changes            Total
                                          ------------------    ----------------    ----------------     ----------------
     Rental revenue.....................  $       1,695          $       1,296       $         (835)     $        2,156
     Property operating expenses........           (672)                  (470)                (516)             (1,658)
                                          ------------------    ----------------    ----------------     ----------------
     Net operating income...............          1,023                    826               (1,351)                498
     Interest expense...................            (95)                  (289)              (2,206)             (2,590)
     Depreciation expense...............           (315)                  (148)              (1,200)             (1,663)
                                          ------------------    ----------------    ----------------     ----------------
                                          $         613          $         389       $       (4,757)     $       (3,755)
                                          ==================    ================    ================     ================


------------------------------------
(a) In connection with a change in control, Antelope Pines and Woodcreek Garden were consolidated beginning April 2002.
(b) Includes three properties recently completed or under construction that began lease-up in 2002 or 2003.

Other changes for rental revenue and property operating expenses include the effect of taking apartments out of service at Pine Crest in connection with the condominium conversion. For Pine Crest, rental revenue decreased $1.1 million, and property operating expenses decreased $314,000.

Other increases for interest expense include a $3.1 million prepayment penalty and $241,000 of deferred financing expenses written off upon the early payoff of two mortgages secured by Pine Crest Apartments. The mortgages were paid off in connection with the closing of a $25 million construction loan to finance the condominium conversion of this property.

Other changes for depreciation expense include the second quarter 2003 adjustment for two properties reclassified to real estate held for investment described above.

The following table presents operating information about our same store portfolio of 40 consolidated apartment communities with 8,436 units owned for both three month periods.

                                                          Three Months Ended
                                                                June 30,
                                                       ---------------------------
                                                                                                              Percentage
                                                         2003               2002              Change            Change
                                                       --------           --------           --------           ------
Rental revenue ...............................         $ 16,301           $ 15,969           $    332              2.1%
Property operating expenses ..................           (9,139)            (8,143)              (996)            12.2%
                                                       --------           --------           --------           ------
Net operating income .........................         $  7,162           $  7,826           $   (664)            (8.5%)
                                                       ========           ========           ========           =======
Net operating income as a percentage of rental
  revenue ....................................             43.9%              49.0%            (5.1%)
Average monthly rental revenue per unit ......         $    644           $    631           $     13              2.1%



Rental revenue increased chiefly due to generally higher rental rates, as well as decreased vacancy losses due to slightly higher average overall occupancy. Increases in property operating expenses included utilities, property taxes and insurance, marketing costs, and personnel-related expenses.

The following table presents operating information about our same store portfolio of 40 consolidated apartment communities with 8,436 units owned for both six month periods.

                                                           Six Months Ended
                                                                June 30,
                                                       ---------------------------
                                                                                                              Percentage
                                                         2003               2002              Change            Change
                                                       --------           --------           --------           ------
Rental revenue ...............................         $ 32,628           $ 31,596           $  1,032             3.3%
Property operating expenses ..................          (17,837)           (16,412)            (1,425)           (8.7%)
                                                       --------           --------           --------           -----
Net operating income .........................         $ 14,791           $ 15,184           $   (393)           (2.6%)
                                                       ========           ========           ========           =====
Net operating income as a percentage of rental
  revenue ....................................             45.3%              48.1%             (2.8%)
Average monthly rental revenue per unit ......         $    645           $    624           $     21             3.4%


The increases in rental revenues and property operating expenses for the six month period can be attributed to the same factors described above for the three month period.

Unconsolidated Partnerships and Joint Ventures

The following table summarizes the components of equity in income (loss) of unconsolidated partnerships and joint ventures for the three month periods ended June 30, 2003 and 2002.

                                                                   Three Months Ended June 30,
                                                          --------------------------------------------
                                                            2003              2002            Change
                                                          --------          --------          --------
Rental revenue ..................................         $ 11,351          $  9,850          $  1,501
Property operating expenses .....................           (6,108)           (4,728)           (1,380)
                                                          --------          --------          --------
Net operating income ............................            5,243             5,122               121
Interest expense ................................           (4,671)           (3,300)           (1,371)
Depreciation expense ............................           (2,339)           (2,431)               92
Gain on sale of real estate .....................               --             1,012            (1,012)
Discontinued operations .........................               --               401              (401)
Elimination of management fees paid to Tarragon .              398               342                56
Outside partners' interest in (income) loss .....              334              (751)            1,085
Distributions in excess of investment ...........              272                --               272
                                                          --------          --------          --------
Equity in income (loss) of partnerships and joint
  ventures ......................................         $   (763)         $    395          $ (1,158)
                                                          ========          ========          ========


Discontinued operations include the net operating results of Stone Creek Associates whose only property was sold in December 2002.

Distributions in excess of investment are primarily related to distributions of financing proceeds of partnerships or joint ventures in which we have recovered our investment. In these situations, the joint ventures' debt is non-recourse to Tarragon, and Tarragon has not committed to fund any cash flow deficits of the joint ventures.

The following table presents the effect of properties sold during 2002, a property deconsolidated in 2003, and new development properties in lease-up on aggregate joint ventures' property level revenues and expenses.

                                   Properties      Property           Other
                                     Sold in     Deconsolidated     Properties       Other
                                     2002 (a)     in 2003 (b)    in Lease-up (c)    Changes         Total
                                     --------     -----------    ---------------    -------         ------
Rental revenue .............         $ (172)         $  285          $1,528          $ (140)        $ 1,501
Property operating expenses             217            (297)           (888)           (412)         (1,380)
                                     ------          ------          ------          ------         -------
Net operating income (loss)              45             (12)            640            (552)            121
Interest expense ...........             50            (142)           (520)           (759)         (1,371)
Depreciation expense .......             --            (132)           (320)            544              92
                                     ------          ------          ------          ------         -------
Income (loss) before gain on
  sale of real estate and
  discontinued operations ..         $   95          $ (286)         $ (200)         $ (767)        $(1,158)
                                     ======          ======          ======          ======         =======


---------------------------
(a) Includes four apartment communities sold in 2002. Operating results for a fifth property sold have been presented in discontinued operations.
(b) Due to a change in control in connection with forming a joint venture, The Vintage at Fenwick Plantation was deconsolidated in January 2003. Construction of this property was recently completed, and it began leasing in July 2002.
(c) Includes three partnerships with properties recently completed or under construction that began lease-up in 2002.

The following table summarizes the components of equity in income (loss) of unconsolidated partnerships and joint ventures for the six month periods ended June 30, 2003 and 2002.

                                                                   Six Months Ended June 30,
                                                          --------------------------------------------
                                                            2003              2002             Change
                                                          --------          --------          --------
Rental revenue ..................................         $ 22,209          $ 21,386          $    823
Property operating expenses .....................          (11,991)          (10,356)           (1,635)
                                                          --------          --------          --------
Net operating income ............................           10,218            11,030              (812)
Interest expense ................................           (8,506)           (6,809)           (1,697)
Depreciation expense ............................           (4,628)           (4,341)             (287)
Gain on sale of real estate .....................               --            27,239           (27,239)
Discontinued operations .........................               --               510              (510)
Elimination of management fees paid to Tarragon .              776               689                87
Outside partners' interest in (income) loss .....              567            (2,034)            2,601
Distributions in excess of investment ...........              680                --               680
Reduction in gain recognized for distributions in
  excess of investment recognized in 2000 .......               --           (16,257)           16,257
                                                          --------          --------          --------
Equity in income (loss) of partnerships and joint
  ventures ......................................         $   (893)         $ 10,027          $(10,920)
                                                          ========          ========          ========


Gain on sale of real estate for 2002 includes a $25.1 million gain on the sale of Devonshire Apartment Owners' sole property, The Villages at Gateway. The reduction in gain recognized for distributions in excess of investment recognized in 2000 also relates to Devonshire Apartment Owners. This income was recognized in connection with the transfer of ownership of The Villages at Gateway to the joint venture in July 2000 and represented distribution of financing proceeds in excess of our investment in the joint venture.

The following table presents the effect of properties consolidated or sold during 2002, a property deconsolidated in 2003, and new development properties in lease-up on aggregate joint ventures' property level revenues and expenses.

                                      Properties
                                     Consolidated     Properties        Property          Other
                                       in April         Sold in       Deconsolidated    Properties         Other
                                       2002 (a)         2002 (b)       in 2003 (c)      in Lease-up (d)    Changes           Total
                                       --------         --------       -----------      ---------------    -------           -----
Rental revenue ...............         $(1,405)         $(1,358)         $   472          $ 2,998          $   116          $   823
Property operating expenses ..             550              947             (563)          (1,714)            (855)          (1,635)
                                       -------          -------          -------          -------          -------          -------
Net operating income (loss) ..            (855)            (411)             (91)           1,284             (739)            (812)
Interest expense .............             268              417             (284)          (1,063)          (1,035)          (1,697)
Depreciation expense .........             243               --             (262)            (751)             483             (287)
                                       -------          -------          -------          -------          -------          -------
Loss before gain on sale of
  real estate and discontinued
  operations .................         $  (344)         $     6          $  (637)         $  (530)         $(1,291)         $(2,796)
                                       =======          =======          =======          =======          =======          =======

------------------------------
(a) In connection with a change in control, Antelope Pines and Woodcreek Garden were consolidated beginning April 2002.
(b) Includes four apartment communities sold in 2002. Operating results for a fifth property sold have been presented in discontinued operations.
(c) Due to a change in control in connection with forming a joint venture, The Vintage at Fenwick Plantation was deconsolidated in January 2003. Construction of this property was recently completed, and it began leasing in July 2002.
(d) Includes three partnerships with properties recently completed or under construction that began lease-up in 2002.

Interest expense in Other Changes above increased over corresponding periods of the prior year because of higher loan balances from refinanced and supplemental mortgages. In addition, interest expense for the three and six months periods ended June 30, 2003, includes costs incurred in paying off an existing mortgage in connection with a refinancing.

Corporate Expenses

Corporate general and administrative expenses increased $1 million for the second quarter of 2003 compared to the second quarter of 2002 and $2.3 million for the first half of 2003 compared to the first half of 2002 primarily due to development-related personnel additions and compensation increases. Also, expenses incurred in connection with potential acquisitions or development projects or financing transactions that were not selected for further investment increased $100,000 and $368,000 for the three and six month periods. Additionally, in the second quarter of 2003, we incurred $150,000 of legal and other professional fess and costs of relocating residents in connection with a matter relating to the alleged release of asbestos-containing materials at one of our condominium conversion projects.

Segment Operating Results

Investment Division

Net operating income (rental revenue less property operating expenses) for our 54 same store Investment Division apartment communities with 11,773 units (consolidated and unconsolidated) decreased $746,000, or 6.2%, in the second quarter of 2003 compared to the second quarter of 2002 and decreased $1.1 million, or 4.5%, in the first six months of 2003 compared to the first six months of 2002. These decreases were mostly due to increases in property operating expenses: 9% for the second quarter of 2003 compared to the second quarter of 2002 and 8.5% for the first six months of 2003 compared to the first six months of 2002. These increases in property operating expenses were partially offset by increases in rental revenues: 1.2% for the second quarter of 2003 compared to the second quarter of 2002 and 1.9% for the first six months of 2003 compared to the first six months of 2002. Net operating income as a percentage of rental revenue for these properties was 47.4% in the second quarter of 2003 and 51.2% in the second quarter of 2002. Net operating income as a percentage of rental revenue was 47.8% in the first six months of 2003 and 50.9% in the first six months of 2002. Weather-related costs, including utilities and heavy snow removal, were higher in 2003. Property taxes increased as certain properties were reassessed fully since completion of construction. Additionally, leasing and landscaping costs increased in connection with efforts to maintain occupancy levels.

The four (three consolidated and one unconsolidated) apartment communities stabilized and moved to the Investment Division during 2002 or 2003 contributed net operating income of $1.3 million for the three month period ended June 30, 2003, $2.6 million for the six month period ended June 30, 2003, and $914,000 for the three and six month periods ended June 30, 2002, to the Investment Division. Prior to their stabilization, their operating results were presented in the Development Division.

Tarragon uses funds from operations ("FFO") along with net income or loss computed in accordance with GAAP to measure the performance of the properties in its Investment Division. See NOTE 6. "SEGMENT REPORTING" in the Notes to Consolidated Financial Statements for the definition of FFO. The 54 same store apartment communities with 11,773 units, both consolidated and unconsolidated, reported FFO of $3.9 million in the second quarter of 2003 and $4.4 million in the second quarter of 2002. These properties reported FFO of $8.6 million for the first six months of 2003 and $9.1 million for the first six months of 2002.

The four apartment communities stabilized and moved into the Investment Division during 2002 or 2003 contributed FFO of $564,000 for the three month period ended June 30, 2003, $1.3 million for the six month period ended June 30, 2003, and $377,000 for the three and six month periods ended June 30, 2002, to the Investment Division.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In April 2003, in connection with the condominium conversion of Pine Crest Village at Victoria Park, representatives of Tarragon may have inadvertently disturbed asbestos-containing materials. Such actions are currently under investigation by the Environmental Protection Agency and may result in civil and/or criminal proceedings under applicable law. The extent of any resulting liability is unknown at this time. We have incurred legal and other professional fees and costs of relocation of residents in connection with this matter totaling $154,000 to date. Remediation efforts are underway at a total estimated cost of $700,000, of which $228,000 has been incurred to date.

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


                                  TARRAGON REALTY INVESTORS, INC.


Date: August 11, 2003                          By: /s/William S. Friedman
      -------------------------------          --------------------------------
                                               William S. Friedman
                                               President, Chief Executive
                                               Officer, Director, and
                                               Chairman of the
                                               Board of Directors





Date: August 11, 2003                          By: /s/Erin D. Pickens
      -------------------------------          --------------------------------
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


Date: August 11, 2003                    /s/ William S. Friedman
      -----------------------            ------------------------------------
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


Date: August 11, 2003                       /s/ Erin D. Pickens
      -------------------------             ---------------------------------
                                            Erin D. Pickens
                                            Executive Vice President
                                            and Chief Financial Officer

                         TARRAGON REALTY INVESTORS, INC.
                                INDEX TO EXHIBITS



EXHIBIT 99.1        Certification of Chief Executive Officer            Page 40
                    Pursuant to 18 U.S.C. Section 1350,
                    As Adopted Pursuant to Section 906
                    of the Sarbanes-Oxley Act of 2002



EXHIBIT 99.2        Certification of Chief Financial Officer            Page 41
                    Pursuant to 18 U.S.C. Section 1350,
                    As Adopted Pursuant to Section 906
                    of the Sarbanes-Oxley Act of 2002