Form 10-Q
period 2003-09-30
TARRAGON REALTY INVESTORS INC
filed 2003-11-10
CIK 1038217

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended SEPTEMBER 30, 2003
                                        ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from............to.......................

                         Commission File Number 0-22999

                         TARRAGON REALTY INVESTORS, INC.
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)

                            Nevada                             94-2432628
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

     Common Stock, $.01 per value                      11,583,489
     -----------------------------         -------------------------------------
              (Class)                        (Outstanding at October 31, 2003)

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements for the period ended September 30, 2003, have not been audited by independent certified public accountants, but, in our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of consolidated financial position, consolidated results of operations, and consolidated cash flows at the dates and for the periods indicated have been included.

                         TARRAGON REALTY INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                            September 30,      December 31,
                                                                                              ---------          ---------
                                                                                                2003               2002
                                                                                              ---------          ---------
Assets
Real estate held for investment (net of accumulated depreciation of
  $108,875 in 2003 and $103,173 in 2002) ............................................         $ 400,294          $ 427,989
For-sale housing inventory ..........................................................           102,054             31,632
Assets held for sale ................................................................                --              7,538
Investments in and advances to partnerships and joint ventures ......................            53,578             29,102
Cash and cash equivalents ...........................................................            21,563             18,023
Restricted cash .....................................................................             7,942              6,115
Goodwill ............................................................................             2,691              2,691
Other assets, net (including $626 in 2002 due from affiliates) ......................            29,666             17,134
                                                                                              ---------          ---------
                                                                                              $ 617,788          $ 540,224
                                                                                              =========          =========

Liabilities and Stockholders' Equity

Liabilities
Notes, debentures, and interest payable .............................................         $ 484,681          $ 428,926
Other liabilities (including $150 in 2002 due to affiliates) ........................            27,679             19,042
                                                                                              ---------          ---------
                                                                                                512,360            447,968

Commitments and contingencies .......................................................

Minority interests ..................................................................            22,143             18,523

Stockholders' equity
Common stock, $.01 par value; authorized shares, 20,000,000; shares outstanding,
  11,644,588 in 2003 and 7,896,760 in 2002 (after deducting 5,744,559 in 2003
  and 3,705,382 in 2002 held in treasury) ...........................................               116                 79
Special stock, $.01 par value; authorized shares, 7,500,000; shares outstanding, none                --                 --
Cumulative preferred stock, $.01 par value; authorized shares, 2,500,000; shares outstanding, 753,333 in 2003 and 560,518 in 2002; liquidation  preference,
  $9,040 in 2003 and $6,726 in 2002, or $12 per share ...............................                 8                  6
Paid-in capital .....................................................................           306,421            306,414
Accumulated deficit .................................................................          (223,260)          (232,766)
                                                                                              ---------          ---------
                                                                                                 83,285             73,733
                                                                                              ---------          ---------
                                                                                              $ 617,788          $ 540,224
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

                         TARRAGON REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                        For the Three Months          For the Nine Months
                                                                         Ended September 30,           Ended September 30,
                                                                       -----------------------       -----------------------
                                                                         2003           2002           2003           2002
                                                                       --------       --------       --------       --------
Revenue
  Rentals .......................................................      $ 22,143       $ 21,239       $ 64,137       $ 61,071
  For-sale housing inventory sales ..............................        20,302          5,222         35,135         20,398
  Management fees and other (including $112 and $310 in the
     three  and nine  month  periods  in 2003 and $105 and $381
     in the three and nine month periods in 2002 from affiliates)           166            131            402            461
                                                                       --------       --------       --------       --------
                                                                         42,611         26,592         99,674         81,930
                                                                       --------       --------       --------       --------
Expenses
  Property operations ...........................................        12,737         11,468         35,151         32,231
  Costs of for-sale housing inventory sales .....................        15,103          6,122         28,733         22,658
  Depreciation ..................................................         4,996          4,601         15,544         13,471
  General and administrative
     Corporate ..................................................         3,222          2,555          9,748          6,822
     Property ...................................................           878            736          2,756          2,244
                                                                       --------       --------       --------       --------
                                                                         36,936         25,482         91,932         77,426
                                                                       --------       --------       --------       --------
Other income and expenses
  Equity in income of partnerships and joint ventures ...........         7,169          4,820          6,276         14,849
  Minority interests in income of consolidated partnerships and
     joint ventures .............................................        (1,166)          (462)        (2,284)          (924)
  Interest income (including $25 and $136 in the three and nine
     month periods in 2002 from affiliates) .....................           412            106            664            440
  Interest expense (including $67 and $202 in the three and nine
     month periods in 2002 to affiliates) .......................        (5,601)        (5,724)       (20,107)       (17,954)
  Gain on sale of real estate ...................................            --             --          1,223             --
  Loss on investments ...........................................            --            (13)            --            (13)
  Insurance and other claims ....................................            --             84             --             84
  Litigation settlement .........................................            --            102             --            102
                                                                       --------       --------       --------       --------
Income (loss) from continuing operations ........................         6,489             23         (6,486)         1,088
Discontinued operations
  Loss from operations ..........................................           (25)          (142)           (38)          (128)
  Gain on sale of real estate ...................................         7,367             --         16,590          2,267
                                                                       --------       --------       --------       --------
Net income (loss) ...............................................        13,831           (119)        10,066          3,227
Dividends on cumulative preferred stock .........................          (226)          (171)          (559)          (513)
                                                                       --------       --------       --------       --------
Net income (loss) allocable to common stockholders ..............      $ 13,605       $   (290)      $  9,507       $  2,714
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

                         TARRAGON REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                     For the Three Months                For the Nine Months
                                                                       Ended September 30,                Ended September 30,
                                                                  ------------------------------    --------------------------------
                                                                        2003            2002              2003              2002
                                                                  --------------  --------------    --------------    --------------
Earnings per common share
Income  (loss) from  continuing  operations  allocable  to
  common stockholders .........................................   $          .54  $         (.01)   $         (.60)   $          .04
Discontinued operations .......................................              .63            (.01)             1.41               .18
                                                                  --------------  --------------    --------------    --------------
Net income (loss) allocable to common stockholders ............   $         1.17  $         (.02)   $          .81    $          .22
                                                                  ==============  ==============    ==============    ==============

Weighted average shares of common stock used in computing
  earnings per common share ...................................       11,664,829      12,029,148        11,760,509        12,130,805
                                                                  ==============  ==============    ==============    ==============

Earnings  per common share - assuming  dilution
Income  (loss) from  continuing operations allocable to
  common stockholders .........................................   $          .46  $         (.01)   $         (.60)   $          .04
Discontinued operations .......................................              .54            (.01)             1.41               .16
                                                                  --------------  --------------    --------------    --------------
Net income (loss) allocable to common stockholders ............   $         1.00  $         (.02)   $          .81    $          .20
                                                                  ==============  ==============    ==============    ==============

Weighted average shares of common stock used in computing
  earnings per common share - assuming dilution ...............       13,567,149      12,029,148        11,760,509        13,171,737
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

                         TARRAGON REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                 For the Nine Months
                                                                                                  Ended September 30,
                                                                                              --------------------------
                                                                                                2003              2002
                                                                                              --------          --------
Cash Flows from Operating Activities
  Net income ........................................................................         $ 10,066          $  3,227
  Adjustments to reconcile net income to net cash provided by operating activities:
     Insurance and other claims .....................................................               --               (84)
     Loss on investments ............................................................               --                13
     Gain on sale of real estate ....................................................          (17,813)           (2,267)
     Minority interests in income of consolidated partnerships and joint ventures ...            2,284               924
     Depreciation and amortization ..................................................           17,875            17,071
     Equity in income of partnerships and joint ventures ............................           (6,276)          (14,849)
     Purchase of for-sale housing inventory .........................................          (12,450)               --
     Noncash for-sale housing inventory development costs ...........................            8,972            14,335
     Noncash compensation related to stock options ..................................              200               285
     Changes in other  assets  and  liabilities, net of effects of noncash investing and financing activities:
       Increase in interest receivable...............................................             (159)               (5)
       Increase in other assets......................................................           (3,254)              (84)
       Decrease in other liabilities.................................................           (2,563)           (1,998)
       Increase (decrease) in interest payable ......................................              337              (264)
                                                                                              --------          --------
         Net cash provided by (used in) operating activities ........................           (2,781)           16,304

Cash Flows from Investing Activities
  Acquisition of land for development ...............................................               --            (3,055)
  Proceeds from the sale of real estate .............................................           20,168             3,005
  Real estate improvements ..........................................................           (7,256)           (8,138)
  Real estate development costs .....................................................          (10,186)          (22,555)
  Earnest money deposits paid, net ..................................................             (727)             (347)
  Note receivable collections .......................................................              146             2,919
  Distributions from investing activities of partnerships and joint ventures ........               --            10,747
  Advances to partnerships and joint ventures for development costs or for the
     purchase of land for development ...............................................          (27,010)           (6,537)
  Refund of partnership and joint venture development costs from construction
     financing ......................................................................               --             5,961
  Net distributions related to property operations of partnerships and joint ventures            7,521             2,139
  Other .............................................................................             (913)             (558)
                                                                                              --------          --------
     Net cash used in investing activities ..........................................          (18,257)          (16,419)

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         TARRAGON REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                          For the Nine Months
                                                                                          Ended September 30,
                                                                                     ----------------------------
                                                                                        2003               2002
                                                                                     ---------          ---------
Cash Flows from Financing Activities
  Proceeds from borrowings .................................................         $ 177,698          $  84,021
  Principal payments on notes payable ......................................          (159,197)           (70,452)
  Repayments of advances from affiliates, net ..............................                --             (7,942)
  Distributions from financing activities of partnerships and joint ventures             8,837              7,096
  Stock repurchases ........................................................            (3,245)            (3,447)
  Dividends to stockholders, including amounts accrued in prior years ......              (564)            (1,084)
  Other ....................................................................             1,049                609
                                                                                     ---------          ---------
    Net cash provided by financing activities ..............................            24,578              8,801
                                                                                     ---------          ---------

Net increase in cash and cash equivalents ..................................             3,540              8,686
Cash and cash equivalents, beginning of period .............................            18,023              8,989
                                                                                     ---------          ---------
Cash and cash equivalents, end of period ...................................         $  21,563          $  17,675
                                                                                     =========          =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid ..............................................................         $  18,550          $  18,083
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

                         TARRAGON REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                              For the Nine Months
                                                                                               Ended September 30,
                                                                                            --------------------------
                                                                                              2003              2002
                                                                                            --------          --------
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Assets written off and  liabilities  released in connection  with the sale of real estate:
     Real estate ..................................................................         $ 22,006          $  2,676
     Other assets .................................................................              382                (3)
     Notes and interest payable ...................................................          (19,374)           (1,897)
     Other liabilities ............................................................             (659)              (38)
     Gain on sale .................................................................           17,813             2,267
                                                                                            --------          --------
       Cash received ..............................................................         $ 20,168          $  3,005
                                                                                            ========          ========

Effect on assets and  liabilities of the  consolidation  of two properties in
  2002 and the  deconsolidation  of one property in 2003 in connection with changes in control:
     Real estate ..................................................................         $(16,377)         $ 38,488
     Investments in and advances to partnerships and joint ventures ...............            2,549               207
     Other assets .................................................................             (260)            1,858
     Notes and interest payable ...................................................           13,424           (31,672)
     Other liabilities ............................................................              664              (284)
     Minority interest ............................................................               --            (8,597)
                                                                                            --------          --------
                                                                                            $     --          $     --
                                                                                            ========          ========

Purchase of mortgage receivable financed with note payable ........................         $ 12,826          $     --
                                                                                            ========          ========

Liabilities and equity that financed the purchase of for-sale housing inventory:

     Notes payable and other liabilities ..........................................         $ 60,866          $     --
                                                                                            ========          ========
     Equity .......................................................................         $  2,859          $     --
                                                                                            ========          ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for the nine month period ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2002. Dollar amounts in tables are in thousands. Certain 2002 balances have been reclassified to conform to the 2003 presentation.

NOTE 2.  STOCK OPTION PLANS

In 2002, we adopted the fair value method defined in Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," in accounting for our stock option plans, where previously we applied the Accounting Principles Board's Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," and related Interpretations. We elected to apply it prospectively for all options granted or modified since the beginning of 2002, as allowed by SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." Because some awards under the plans vest over periods ranging from one to five years, the cost related to stock-based employee compensation included in the determination of net income
(loss) for the three and nine month periods ended September 30, 2003 and 2002, is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income (loss) and earnings per common share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                                 For The Three Months Ended           For The Nine Months Ended
                                                                        September 30,                       September 30,
                                                               -------------------------------       ----------------------------
                                                                    2003              2002                2003           2002
                                                               -------------      ------------       ------------    ------------
Net income (loss) allocable to common stockholders, as
  reported ..............................................      $      13,605      $       (290)      $      9,507    $      2,714
Add:  Stock-based employee compensation expense
  included in reported net income (loss) ................                 49                31                201             284
Deduct:  Total stock-based employee compensation
  expense determined under fair value based method for
  all awards ............................................               (109)              (96)              (387)           (473)
                                                               -------------      ------------       ------------    ------------
Pro forma net income (loss) allocable to common
  stockholders ..........................................      $      13,545      $       (355)      $      9,321    $      2,525
                                                               =============      ============       ============    ============

 Earnings per common share
  Net income (loss) allocable to common stockholders,
    as reported .........................................      $        1.17      $       (.02)      $        .81    $        .22
                                                               =============      ============       ============    ============
  Net income (loss) allocable to common stockholders,
    pro forma ...........................................      $        1.16      $       (.03)      $        .79    $        .21
                                                               =============      ============       ============    ============

Earnings per common share - assuming  dilution
  Net income (loss) allocable to common stockholders,
    as reported .........................................      $        1.00      $       (.02)      $        .81    $        .20
                                                               =============      ============       ============    ============
  Net income (loss) allocable to common stockholders,
    pro forma ...........................................      $        1.00      $       (.03)      $        .79    $        .19
                                                               =============      ============       ============    ============

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 3.  INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES
-----------------------------------------------------------------------

Investments in and advances to partnerships and joint ventures consisted of the following at September 30, 2003:

                                                                                 Profits         Carrying
                                                                                Interest          Amount
                                                                             --------------     ------------
601 Ninth Street Development, L.L.C.......................................        50%           $       454
801 Pennsylvania Avenue...................................................        50%                     1
Adams Street Development, L.L.C...........................................        40%                   695
Ansonia Apartments, L.P...................................................        70%                     -
Ansonia Liberty, L.L.C....................................................        90%                     -
Block 88 Development, L.L.C...............................................        40%                   412
Block 99/102 Development, L.L.C...........................................        40%                   216
Danforth Apartment Owners, L.L.C..........................................        99%                    89
Fenwick Tarragon Apartments, L.L.C. ......................................        70%                 1,993
Guardian-Jupiter Partners, Ltd............................................        70%                 2,243
Lake Sherwood Partners, L.L.C.............................................        70%                     -
Larchmont Associates, L.P.................................................        57%                 2,608
Merritt 8 Acquisitions, L.L.C.............................................        80%                   845
Merritt Stratford, L.L.C..................................................        50%                   497
Metropolitan Sarasota, Ltd................................................        70%                14,999
One Las Olas, Ltd.........................................................        68%                16,135
100 East Las Olas, Ltd., and East Las Olas, Ltd...........................        70%                 5,516
Sacramento Nine...........................................................        70%                   458
Summit/Tarragon Murfreesboro, L.L.C.......................................        70%                   493
Tarragon Calistoga, L.L.C.................................................        80%                   448
Tarragon Savannah I & II, L.L.C...........................................        99%                 2,536
Thirteenth Street Development, L.L.C......................................        50%                 2,792
Vineyard at Eagle Harbor, L.L.C...........................................        99%                    48
Warwick Grove Company, L.L.C..............................................        50%                   100
                                                                                                ------------
                                                                                                $    53,578
                                                                                                ============

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

As of January 1, 2003, Tarragon contributed its interest in Vintage at Fenwick Plantation to Fenwick Tarragon Apartments, L.L.C. in exchange for a 70% interest in the joint venture. This contribution reduced our real estate held for investment and other assets by $16.6 million and reduced our notes and interest payable and other liabilities by $14 million. No gain or loss was recognized on the contribution.

We have guaranteed $35.3 million of mortgages on four unconsolidated properties; $14.5 million relates to a mortgage that matures in 2006 and provides for a two-year extension option, $925,000 relates to a mortgage that matures in 2012, and $19.9 million relates to two mortgages with an aggregate balance of $19.1 million at September 30, 2003, that mature in 2004. We have also guaranteed construction loans totaling $167.6 million on four unconsolidated properties, including the $90 million construction loan for the Las Olas River House condominium development. This construction loan has a September 30, 2003, balance of $53.7 million, matures in 2005, and provides for a one-year extension option. The aggregate balance of the other construction

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 3.  INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES
--------------------------------------------------------------------------------
(Continued)


loans at September 30, 2003, is $77.3 million. These construction loans mature in 2004 and have one- or two-year extension options. In addition, we have guaranteed $1.2 million of other loans on one property that mature in December 2003. We have recorded a $400,000 liability in connection with one of these guarantees. Estimated fair values of other guarantees provided since January 1, 2003, are not significant.

Below is unaudited summarized financial information for Ansonia, Devonshire, and our other unconsolidated partnerships and joint ventures for the three and nine month periods ended September 30, 2003 and 2002:

Three Months Ended September 30, 2003
                                                                     Ansonia            Other             Total
                                                                     --------          --------          --------
Rental revenue .............................................         $  5,155          $  7,345          $ 12,500
Property operating expenses ................................           (2,595)           (4,352)           (6,947)
Interest expense ...........................................           (2,134)           (2,645)           (4,779)
Depreciation expense .......................................             (856)           (1,561)           (2,417)
                                                                     --------          --------          --------
Net loss ...................................................             (430)           (1,213)           (1,643)
Elimination of management fees paid to Tarragon ............              252               190               442
                                                                     --------          --------          --------
Net loss before management fees paid to Tarragon ...........         $   (178)         $ (1,023)         $ (1,201)
                                                                     ========          ========          ========

Equity in loss of partnerships and joint ventures ..........         $   (124)         $   (668)         $   (792)
Loss from investment written off ...........................               --              (313)             (313)
Cash distributions in excess of investment .................            6,992             1,282             8,274
                                                                     --------          --------          --------
                                                                     $  6,868          $    301          $  7,169
                                                                     ========          ========          ========

Three Months Ended September 30, 2002

Rental revenue .............................................         $  4,952          $  4,906          $  9,858
Property operating expenses ................................           (2,633)           (2,744)           (5,377)
Interest expense ...........................................           (1,808)           (2,149)           (3,957)
Depreciation expense .......................................             (395)           (1,471)           (1,866)
                                                                     --------          --------          --------
Income (loss) from continuing operations ...................              116            (1,458)           (1,342)
Discontinued operations (1) ................................               --               214               214
                                                                     --------          --------          --------
Net income (loss) ..........................................              116            (1,244)           (1,128)
Elimination of management fees paid to Tarragon ............              244               104               348
                                                                     --------          --------          --------
Net income (loss) before management fees paid to Tarragon
                                                                     $    360          $ (1,140)         $   (780)
                                                                     ========          ========          ========

Equity in income (loss) of partnerships and joint ventures .         $    252          $ (1,009)         $   (757)
Cash distributions in excess of investment .................            5,204               373             5,577
                                                                     --------          --------          --------
                                                                     $  5,456          $   (636)         $  4,820
                                                                     ========          ========          ========

-----------------
(1) Includes revenue of $915.

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 3.  INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES
-----------------------------------------------------------------------
(Continued)

Nine Months Ended September 30, 2003
                                                                   Ansonia            Other             Total
                                                                   --------          --------          --------
Rental revenue ...........................................         $ 15,182          $ 19,526          $ 34,708
Property operating expenses ..............................           (7,698)          (11,240)          (18,938)
Interest expense .........................................           (5,293)           (7,992)          (13,285)
Depreciation expense .....................................           (2,509)           (4,535)           (7,044)
                                                                   --------          --------          --------
Net loss .................................................             (318)           (4,241)           (4,559)
Elimination of management fees paid to Tarragon ..........              750               468             1,218
                                                                   --------          --------          --------
Net income (loss) before management fees paid to Tarragon          $    432          $ (3,773)         $ (3,341)
                                                                   ========          ========          ========

Equity in income (loss) of partnerships and joint ventures         $    303          $ (2,668)         $ (2,365)
Loss from investment written off .........................               --              (313)             (313)
Cash distributions in excess of investment ...............            7,554             1,400             8,954
                                                                   --------          --------          --------
                                                                   $  7,857          $ (1,581)         $  6,276
                                                                   ========          ========          ========

Nine Months Ended September 30, 2002
                                                          Ansonia          Devonshire          Other             Total
                                                          --------          --------          --------          --------
Rental revenue ..................................         $ 15,273          $    577          $ 15,394          $ 31,244
Property operating expenses .....................           (7,670)             (466)           (7,597)          (15,733)
Interest expense ................................           (4,857)             (206)           (5,703)          (10,766)
Depreciation expense ............................           (2,523)               --            (3,684)           (6,207)
                                                          --------          --------          --------          --------
Income (loss) before other items ................              223               (95)           (1,590)           (1,462)
Gain on sale of real estate .....................            2,133            25,107                --            27,240
                                                          --------          --------          --------          --------
Income (loss) from continuing operations ........            2,356            25,012            (1,590)           25,778
Discontinued operations (2) .....................               --                --               724               724
                                                          --------          --------          --------          --------
Net income (loss) ...............................            2,356            25,012              (866)           26,502
Elimination of management fees paid to Tarragon .              756                --               281             1,037
                                                          --------          --------          --------          --------
Net income (loss) before management fees paid
  to Tarragon ...................................         $  3,112          $ 25,012          $   (585)         $ 27,539
                                                          ========          ========          ========          ========

Equity in income (loss) of partnerships and joint
  ventures ......................................         $  2,179          $  8,103          $ (1,010)         $  9,272
Cash distributions in excess of investment ......            5,204                --               373             5,577
                                                          --------          --------          --------          --------
                                                          $  7,383          $  8,103          $   (637)         $ 14,849
                                                          ========          ========          ========          ========

-----------------
(2) Includes revenue of $2,576.


NOTE 4.  FOR-SALE HOUSING

For-sale housing inventory sales revenue is recognized at the time of closing under the completed contract method until the sales qualify for the percentage-of-completion method. As of September 30, 2003, all for-sale housing inventory sales revenue to date has been recognized under the completed contract method. The related profit is recognized when collectibility of the sale price is reasonably assured and the earnings process is substantially complete. When a sale does not meet the requirements for income recognition, profit is deferred until such requirements are met.

With the sell-out of the 5600 Collins Avenue project nearing completion, we implemented a new sales strategy in April 2003 to facilitate a quick close-out of the project and to enable us to reallocate resources devoted to this project to other projects. In connection with the new sales strategy, we lowered the asking prices of the remaining condominium units. Based on the lower sale prices, we wrote down the carrying value of the project as of March 31, 2003, by $1.6 million. As of November 7, 2003, we have only four unsold units remaining.

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 5.  EARNINGS PER COMMON SHARE

Earnings per common share have been computed based on the weighted average number of shares of common stock outstanding for the three and nine month periods ended September 30, 2003 and 2002. Following is a reconciliation of the weighted average shares of common stock outstanding used in the computation of earnings per share and earnings per share - assuming dilution. The information presented for 2002 has been restated to give effect to the three-for-two stock split in February 2003.

                                                                   For the Three Months                   For the Nine Months
                                                                    Ended September 30,                   Ended September 30,
                                                              -----------------------------         ------------------ ----------
                                                                 2003               2002               2003               2002
                                                              ----------         ----------         ----------         ----------
Weighted average shares of common stock outstanding .         11,664,829         12,029,148         11,760,509         12,130,805
Convertible preferred interest of minority partner in
  consolidated joint venture ........................            356,318                 --                 --            356,318
Stock options .......................................          1,546,002                 --                 --            684,614
                                                              ----------         ----------         ----------         ----------
Weighted average shares of common stock outstanding -
  assuming dilution .................................         13,567,149         12,029,148         11,760,509         13,171,737
                                                              ==========         ==========         ==========         ==========


The following table presents information about options not given effect in the computation of weighted average shares of common stock outstanding - assuming dilution because their effect is antidilutive due to a loss from continuing operations allocable to common stockholders during the period.

                                                                   For the Three Months                   For the Nine Months
                                                                    Ended September 30,                   Ended September 30,
                                                            ----------------------------------    ----------------------------------
                                                                  2003               2002               2003               2002
                                                            ---------------    ---------------    ---------------    ---------------
Weighted average number of shares of common stock...                    --          2,765,181         2,889,531(1)               --
Weighted average price..............................          $         --      $        6.89      $       7.12       $          --

---------------
(1) The options, which expire between December 31, 2005, and December 31, 2012, were still outstanding at September 30, 2003.

During all periods presented, the exercise prices of all options were less than the market prices of the common stock on a weighted average basis.

The convertible preferred interest of minority partner in consolidated joint venture represents the preferred interest of Mr. Robert Rohdie in a joint venture we consolidate. For the three month period ended September 30, 2002, and the nine month period ended September 30, 2003, his interest was convertible into 356,318 shares. However, its effect is not reflected in weighted average shares of common stock outstanding - assuming dilution because its effect is antidilutive due to losses from continuing operations allocable to common stockholders in these periods.

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 6. SEGMENT REPORTING

Our business is divided into three principal segments - development of for-sale housing communities, the operation of our investment portfolio, and development of rental apartment communities. Our activities in the For-Sale Housing Division encompass condominium conversions of existing apartment communities, the development of town homes and new, mid- or high-rise condominiums for sale to residents, and the sale of single-family home sites to homebuilders. Our investment portfolio of stabilized apartment communities and commercial properties is the largest segment in terms of assets. Funds generated by the operation, sale, or refinancing of properties in the investment portfolio support our overhead and finance our development activities. In the Development Division, we create new investment properties, primarily apartment communities, which, upon stabilization, become part of our investment portfolio. We reclassify properties from the Development Division to the Investment Division once they have achieved stabilized operations, as defined below. We reclassify properties for which we have initiated renovation or reposition activities from the Investment Division to the Development Division. We reclassify properties for which we have initiated condominium conversion activities from the Investment Division to the For-Sale Housing Division.

For-Sale Housing. Assets in this division include luxury mid- and high-rise condominiums, townhouses under development, and existing apartment communities under conversion to condominiums. They also include single-family home sites for sale to homebuilders. Communities currently under development and/or being marketed by the For-Sale Housing Division include the following.

                                                               Number of
                                                                 Unsold
                                                                Homes or
       Community                         Location              Home Sites        Description
------------------------------------   ---------------------- ------------- ----------------------------------------------------
  Consolidated communities
    5600 Collins Avenue............    Miami Beach, FL                6     Condominium conversion
    Alexandria Place...............    Apopka, FL                   120     Single-family home site development
    Alexandria Pointe..............    Deland, FL                   123     Single-family home site development
    Alta Mar.......................    Ft. Meyers, FL               131     Luxury high-rise condominium development
    Pine Crest Village I...........    Ft. Lauderdale, FL            59     Condominium conversion
    Pine Crest Village II..........    Ft. Lauderdale, FL           116     Condominium conversion
    Smoky Mountain Ridge...........    Pigeon Forge, TN             198     Cabin site development
    Southridge Pointe..............    Deland, FL                    29     Single-family home site development
    Tuscany on the Intracoastal....    Boynton Beach, FL            286     Condominium conversion
    Venetian Bay Village I.........    Kissimmee, FL                 93     Townhome vacation community
    Venetian Bay Village II........    Kissimmee, FL                136     Townhome vacation community
    Wekiva Crest...................    Apopka, FL                    28     Single-family home site development
    Woods of Lake Helen............    Lake Helen, FL               105     Single-family home site development
    Woods of Southridge............    Deland, FL                    17     Single-family home site development
                                                              -------------
                                                                  1,447
                                                              -------------
  Unconsolidated communities
    Las Olas River House...........    Ft Lauderdale, FL            287     High-rise luxury condominium development
    Las Olas River House Phase II..    Ft Lauderdale, FL             44     Mixed-use retail and condominium development
    Metropolitan...................    Sarasota, FL                 125     High-rise luxury condominium development
    Warwick Grove..................    Warwick, NY                  214     Traditional new development
    XXII Hundred Grand.............    Hoboken, NJ                  118     Mid-rise luxury condominium development
    XXIII Hundred Grand............    Hoboken, NJ                  159     Mid-rise luxury condominium development
                                                              -------------
                                                                    947
                                                              -------------
                                                                  2,394
                                                              =============

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 6.  SEGMENT REPORTING (Continued)
--------------------------

Investment. This division includes properties with stabilized operations. We consider a property stabilized when development or renovation is complete and recurring operating income exceeds operating expenses and debt service. Prior to 2003, we defined stabilized properties as completed properties with stabilized market rate occupancy at market rents for comparable product in the property's market and which are subject to neither renovation nor repositioning. The Investment Division has 8,730 consolidated stabilized apartments and 4,536 stabilized apartments owned through unconsolidated partnerships and joint ventures. It also has consolidated commercial properties with 965,466 square feet and commercial properties owned through unconsolidated partnerships and joint ventures with 267,022 square feet.

Development. Assets in this division are under development or in initial lease-up, under renovation, or land held for development or sale. Development Division apartments in lease-up or under renovation include 820 consolidated units and 558 units owned through unconsolidated partnerships and joint ventures. A commercial property under reposition with 151,387 square feet is also included in the Development Division.

We measure the performance of our For-Sale Housing and Development Divisions primarily by gross profit from third party and intercompany sales. Intercompany sales in the tables that follow represent the transfer of properties between divisions. The sale prices for these properties were their estimated fair market values as of the date of transfer, and the cost of sales was their net carrying values as of the same date. Gains on transfers of assets between segments do not represent gains recognizable in accordance with GAAP and, accordingly, are eliminated for purposes of consolidated reporting.

We use net operating income (rental revenue less property operating expenses) to measure the performance of our Investment Division. We have historically used funds from operations ("FFO"), as defined below, to measure the performance of our Investment Division, since its operation resembled that of traditional REITs, due to its widespread acceptance and use within the REIT and analyst communities. However, we believe FFO is no longer a meaningful and relevant performance measure of the Investment Division because the funds generated by the Investment Division are used to finance the activities of the For-Sale Housing and Development Divisions rather than to directly benefit the Investment Division. FFO, as defined by the National Association of Real Estate Investment Trusts, equals net income (loss), computed in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis.

We allocate our general and administrative expenses among our three segments based on the functions of the corporate departments. We allocate other corporate items, including interest, management fee, and other revenue, and minority interests in income of consolidated partnerships and joint ventures that are not directly associated with one of our divisions in the same proportions as general and administrative expenses are allocated.

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 6.  SEGMENT REPORTING (Continued)
--------------------------

The following tables summarize operating data through income (loss) from continuing operations for the three divisions and net operating income for our Investment Division for the three and nine month periods ended September 30, 2003 and 2002.

                                                                  For the Three Months Ended September 30, 2003
                                                         --------------------------------------------------------------------
                                                         For-Sale
                                                         Housing       Investment    Development    Eliminations      Total
                                                         --------       --------       --------       --------       --------
Rental revenue
  Consolidated properties .........................      $    618       $ 20,160       $  1,365       $     --       $ 22,143
  Unconsolidated properties .......................            --         11,459          1,041             --         12,500
                                                         --------       --------       --------       --------       --------
     Total rental revenue .........................           618         31,619          2,406             --         34,643
Sales of apartment development and for-sale housing
  inventory
     Consolidated properties
       Sales to third parties .....................        20,302             --             --             --         20,302
       Intercompany sales .........................            --             --         11,700        (11,700)            --
     Unconsolidated properties
       Intercompany sales .........................            --             --         50,500        (50,500)            --
                                                         --------       --------       --------       --------       --------
                                                           20,920         31,619         64,606        (62,200)        54,945

Property operating expenses
  Consolidated properties .........................           279         11,046          1,412             --         12,737
  Unconsolidated properties .......................             8          6,192            747             --          6,947
Costs of sales of apartment development and
   for-sale housing inventory
     Consolidated properties
       Sales to third parties .....................        17,416             --             --         (2,313)        15,103
       Intercompany sales .........................            --             --         11,014        (11,014)            --
     Unconsolidated properties
       Intercompany sales .........................            --             --         42,289        (42,289)            --
                                                         --------       --------       --------       --------       --------
                                                           17,703         17,238         55,462        (55,616)        34,787
                                                         --------       --------       --------       --------       --------

Net operating income ..............................         3,217         14,381          9,144         (6,584)        20,158

Interest expense
  Consolidated properties .........................           379          4,914            308             --          5,601
  Unconsolidated properties .......................            --          4,318            461             --          4,779
                                                         --------       --------       --------       --------       --------

Property level income before depreciation .........         2,838          5,149          8,375         (6,584)         9,778

Allocated general and administrative expenses and
  other corporate items ...........................        (1,960)        (1,064)          (498)            --         (3,522)
                                                         --------       --------       --------       --------       --------
Income before depreciation and other items ........           878          4,085          7,877         (6,584)         6,256

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 6.  SEGMENT REPORTING (Continued)
--------------------------

                                                                     For the Three Months Ended September 30, 2003
                                                          ------------------------------------------------------------------
                                                          For-Sale
                                                          Housing      Investment     Development    Eliminations      Total
                                                          -------      ----------     -----------    ------------      -----
Depreciation
  Consolidated properties .........................       $    --        $(4,869)       $  (463)       $   336        $(4,996)
  Unconsolidated properties .......................            --         (2,574)          (264)           421         (2,417)
Minority interests in income of consolidated
  partnerships and joint ventures .................          (684)          (463)           (19)            --         (1,166)
Elimination of management fees paid by partnerships
  and joint ventures to Tarragon ..................            --            410             32             --            442
Outside partners' interests in loss of
  unconsolidated partnerships and joint ventures ..             8            348            129            (76)           409
Distributions from unconsolidated partnerships and
  joint ventures in excess of investment ..........            --          8,274             --             --          8,274
Loss from joint venture investment written off ....            --             --           (313)            --           (313)
Outside partners' interests in intercompany sales
  of unconsolidated partnerships and joint ventures            --             --         (2,463)         2,463             --
                                                          -------        -------        -------        -------        -------
Income from continuing operations .................       $   202        $ 5,211        $ 4,516        $(3,440)       $ 6,489
                                                          =======        =======        =======        =======        =======

                                                                     For the Three Months Ended September 30, 2002
                                                          ------------------------------------------------------------------
                                                          For-Sale
                                                          Housing      Investment     Development    Eliminations      Total
                                                          -------      ----------     -----------    ------------      -----
Rental revenue
  Consolidated properties .........................       $    526        $ 18,965       $  1,748        $     --       $ 21,239
  Unconsolidated properties .......................             --           9,083            775              --          9,858
                                                          --------        --------       --------        --------       --------
     Total rental revenue .........................            526          28,048          2,523              --         31,097
Sales of apartment development and for-sale housing
  inventory
     Consolidated properties
       Sales to third parties
       Intercompany sales .........................          5,222              --             --              --          5,222
                                                          --------        --------       --------        --------       --------
                                                             5,748          28,048          2,523              --         36,319

Property operating expenses
  Consolidated properties .........................            304           9,622          1,542              --         11,468
  Unconsolidated properties .......................             --           4,867            510              --          5,377
Costs of sales of apartment development and
   for-sale housing inventory
     Consolidated properties
       Sales to third parties
       Intercompany sales .........................          6,122              --             --              --          6,122
                                                          --------        --------       --------        --------       --------
                                                             6,426          14,489          2,052              --         22,967
                                                          --------        --------       --------        --------       --------

Net operating income (loss) .......................           (678)         13,559            471              --         13,352

Interest expense
  Consolidated properties .........................            244           5,074            406              --          5,724
  Unconsolidated properties .......................             --           3,515            442              --          3,957
                                                          --------        --------       --------        --------       --------

Property level income (loss)  before depreciation .           (922)          4,970           (377)             --          3,671

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 6.  SEGMENT REPORTING (Continued)
--------------------------

                                                                    For the Three Months Ended September 30, 2002
                                                          ------------------------------------------------------------------
                                                          For-Sale
                                                          Housing       Investment    Development    Eliminations      Total
                                                          -------       ----------    -----------    ------------      -----
Allocated general and administrative expenses and
  other corporate items ...........................       $  (240)       $(1,311)       $(1,330)       $    --        $(2,881)
                                                          -------        -------        -------        -------        -------
Income (loss) before depreciation and other items .        (1,162)         3,659         (1,707)            --            790

Depreciation
  Consolidated properties .........................            --         (4,294)          (598)           291         (4,601)
  Unconsolidated properties .......................            --         (1,836)          (291)           261         (1,866)
Minority interests in income of consolidated
  partnerships and joint ventures .................           (12)          (381)           (69)            --           (462)
Discontinued operations of unconsolidated
  partnerships and joint ventures .................            --            122             --             92            214
Elimination of management fees paid by partnerships
  and joint ventures to Tarragon ..................            --            325             23             --            348
Outside partners' interests in (income) loss of
  unconsolidated partnerships and joint ventures ..            --            (11)           133            (99)            23
Distributions from unconsolidated partnerships and
  joint ventures in excess of investment ..........            --          5,577             --             --          5,577
                                                          -------        -------        -------        -------        -------
Income (loss) from continuing operations ..........       $(1,174)       $ 3,161        $(2,509)       $   545        $    23
                                                          =======        =======        =======        =======        =======

                                                                          For the Nine Months Ended September 30, 2003
                                                          -------------------------------------------------------------------------
                                                          For-Sale
                                                           Housing       Investment      Development     Eliminations       Total
                                                          ---------       ---------       ---------        ---------      ---------
Rental revenue
  Consolidated properties .........................       $   1,144       $  59,133       $   3,860        $      --      $  64,137
  Unconsolidated properties .......................              --          30,933           3,775               --         34,708
                                                          ---------       ---------       ---------        ---------      ---------
     Total rental revenue .........................           1,144          90,066           7,635               --         98,845
Sales of apartment development and for-sale housing
  inventory
     Consolidated properties
       Sales to third parties .....................          35,135              --              --               --         35,135
       Intercompany sales .........................              --              --          24,409          (24,409)            --
     Unconsolidated properties
       Intercompany sales .........................              --              --          68,500          (68,500)            --
                                                          ---------       ---------       ---------        ---------      ---------
                                                             36,279          90,066         100,544          (92,909)       133,980

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 6.  SEGMENT REPORTING (Continued)
--------------------------

                                                                          For the Nine Months Ended September 30, 2003
                                                          ----------------------------------------------------------------------
                                                          For-Sale
                                                          Housing        Investment     Development     Eliminations       Total
                                                          -------        ----------     -----------     ------------       -----
Property operating expenses
  Consolidated properties .........................       $    619        $ 30,798        $  3,734        $     --        $ 35,151
  Unconsolidated properties .......................             24          16,271           2,643              --          18,938
Costs of sales of apartment development and
   for-sale housing inventory
     Consolidated properties
       Sales to third parties .....................         32,471              --              --          (3,738)         28,733
       Intercompany sales .........................             --              --          20,457         (20,457)             --
     Unconsolidated properties
       Intercompany sales .........................             --              --          57,033         (57,033)             --
                                                          --------        --------        --------        --------        --------
                                                            33,114          47,069          83,867         (81,228)         82,822
                                                          --------        --------        --------        --------        --------
Net operating income ..............................          3,165          42,997          16,677         (11,681)         51,158

Interest expense
  Consolidated properties .........................          3,991          15,229             887              --          20,107
  Unconsolidated properties .......................             --          11,478           1,807              --          13,285
                                                          --------        --------        --------        --------        --------

Property level income (loss) before depreciation ..           (826)         16,290          13,983         (11,681)         17,766

Allocated general and administrative expenses and
  other corporate items ...........................         (4,516)         (3,775)         (3,147)             --         (11,438)
                                                          --------        --------        --------        --------        --------

Income (loss) before depreciation, gain (loss) on
  sale of real estate, and other items ............         (5,342)         12,515          10,836         (11,681)          6,328
Depreciation
  Consolidated properties .........................             --         (15,181)         (1,364)          1,001         (15,544)
  Unconsolidated properties .......................             --          (6,945)         (1,254)          1,155          (7,044)
Gain (loss) on sale of real estate - consolidated
  properties
  Sales to third parties ..........................             --             (66)             --           1,289           1,223
Minority interests in income of consolidated
  partnerships and joint ventures .................           (882)         (1,293)           (109)             --          (2,284)
Elimination of management fees paid by partnerships
  and joint ventures to Tarragon ..................             --           1,104             114              --           1,218
Outside partners' interests in loss of
  unconsolidated partnerships and joint ventures ..             24             594             553            (195)            976
Distributions from unconsolidated partnerships and
  joint ventures in excess of investment ..........             --           8,954              --              --           8,954
Loss from joint venture investment written off ....             --              --            (313)             --            (313)
Outside partners' interests in intercompany sales
  of unconsolidated partnerships and joint ventures             --              --          (3,440)          3,440              --
                                                          --------        --------        --------        --------        --------
Income (loss) from continuing operations ..........       $ (6,200)       $   (318)       $  5,023        $ (4,991)       $ (6,486)
                                                          ========        ========        ========        ========        ========

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 6.  SEGMENT REPORTING (Continued)
--------------------------

                                                                    For the Nine Months Ended September 30, 2002
                                                      -----------------------------------------------------------------------------
                                                      For-Sale
                                                      Housing         Investment      Development       Eliminations        Total
                                                      ---------        ---------        ---------        ---------        ---------
Rental revenue
  Consolidated properties .........................   $   2,215        $  52,557        $   6,299        $      --        $  61,071
  Unconsolidated properties .......................          --           30,057            1,187               --           31,244
                                                      ---------        ---------        ---------        ---------        ---------
     Total rental revenue .........................       2,215           82,614            7,486               --           92,315
Sales of apartment development and for-sale housing
  inventory
     Consolidated properties
       Sales to third parties .....................      20,398               --               --               --           20,398
       Intercompany sales .........................          --               --          185,109         (185,109)              --
     Unconsolidated properties
       Intercompany sales .........................          --               --          118,850         (118,850)              --
                                                      ---------        ---------        ---------        ---------        ---------
                                                         22,613           82,614          311,445         (303,959)         112,713

Property operating expenses
  Consolidated properties .........................       1,084           26,369            4,778               --           32,231
  Unconsolidated properties .......................          --           14,973              760               --           15,733
Costs of sales of apartment development and
   for-sale housing inventory
     Consolidated properties
       Sales to third parties .....................      22,658               --               --               --           22,658
       Intercompany sales .........................          --               --          159,918         (159,918)              --
     Unconsolidated properties
       Intercompany sales .........................          --               --           89,628          (89,628)              --
                                                      ---------        ---------        ---------        ---------        ---------
                                                         23,742           41,342          255,084         (249,546)          70,622
                                                      ---------        ---------        ---------        ---------        ---------

Net operating income (loss) .......................      (1,129)          41,272           56,361          (54,413)          42,091

Interest expense
  Consolidated properties .........................       1,065           15,174            1,715               --           17,954
  Unconsolidated properties .......................          --           10,015              751               --           10,766
                                                      ---------        ---------        ---------        ---------        ---------

Property level income (loss) before depreciation ..      (2,194)          16,083           53,895          (54,413)          13,371

Allocated general and administrative expenses and
  other corporate items ...........................        (659)          (3,815)          (3,518)              --           (7,992)
                                                      ---------        ---------        ---------        ---------        ---------

Income (loss) before depreciation, gain on sale of
  real estate, and other items ....................      (2,853)          12,268           50,377          (54,413)           5,379

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 6.  SEGMENT REPORTING (Continued)
--------------------------

                                                                       For the Nine Months Ended September 30, 2002
                                                          ------------------------------------------------------------------------
                                                          For-Sale
                                                          Housing        Investment      Development    Eliminations       Total
                                                          --------        --------        --------        --------        --------
Depreciation
  Consolidated properties .........................       $     --        $(12,358)       $ (1,936)       $    823        $(13,471)
  Unconsolidated properties .......................             --          (6,724)           (506)          1,023          (6,207)
Minority interests in income of consolidated
  partnerships and joint ventures .................            (37)           (691)           (196)             --            (924)
Gain on sale of real estate of unconsolidated
  partnerships and joint ventures .................             --          10,982              --              --          10,982
Discontinued operations of unconsolidated
  partnerships and joint ventures .................             --             618              --             106             724
Elimination of management fees paid by partnerships
  and joint ventures to Tarragon ..................             --           1,002              35              --           1,037
Outside partners' interests in (income) loss of
  unconsolidated partnerships and joint ventures ..             --          (2,005)            238            (242)         (2,009)
Distributions from unconsolidated partnerships and
  joint ventures in excess of investment ..........             --           5,577              --              --           5,577
Outside partners' interests in intercompany sales
  of unconsolidated partnerships and joint ventures             --              --          (2,754)          2,754              --
                                                          --------        --------        --------        --------        --------
Income (loss) from continuing operations ..........       $ (2,890)       $  8,669        $ 45,258        $(49,949)       $  1,088
                                                          ========        ========        ========        ========        ========


                                                         For the Three Months             For the Nine Months
                                                          Ended September 30,              Ended September 30,
                                                       ------------------------        ------------------------
                                                         2003            2002            2003            2002
                                                       --------        --------        --------        --------
Investment Division Net Operating Income:
Rental revenue
  Same store stabilized apartment communities ..       $ 23,723        $ 23,266        $ 70,299        $ 68,968
  Apartment communities stabilized during period          4,102           1,737           8,901           3,332
  Apartment communities sold during period .....             --             249              --           2,086
  Commercial properties ........................          3,794           2,796          10,866           8,228
                                                       --------        --------        --------        --------
                                                         31,619          28,048          90,066          82,614
Property operating expenses
  Same store stabilized apartment communities ..        (13,385)        (12,169)        (37,767)        (34,635)
  Apartment communities stabilized during period         (2,117)           (864)         (4,298)         (1,545)
  Apartment communities sold during period .....             --            (180)             --          (1,461)
  Commercial properties ........................         (1,736)         (1,276)         (5,004)         (3,701)
                                                       --------        --------        --------        --------
                                                        (17,238)        (14,489)        (47,069)        (41,342)
Net operating income
  Same store stabilized apartment communities ..         10,338          11,097          32,532          34,333
  Apartment communities stabilized during period          1,985             873           4,603           1,787
  Apartment communities sold during period .....             --              69              --             625
  Commercial properties ........................          2,058           1,520           5,862           4,527
                                                       --------        --------        --------        --------
                                                       $ 14,381        $ 13,559        $ 42,997        $ 41,272
                                                       ========        ========        ========        ========

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 6.  SEGMENT REPORTING (Continued)
--------------------------

                                                                           For the Three Months           For the Nine Months
                                                                            Ended September 30,           Ended September 30,
                                                                         ---------------------------  -----------------------------
                                                                            2003             2002           2003             2002
                                                                         ---------        ---------      ---------        ---------
Reconciliation of revenue:
  Total revenue per segment operating data tables .....................  $  54,945        $  36,319      $ 133,980        $ 112,713
  Less rental revenue of unconsolidated partnerships and joint ventures    (12,500)          (9,858)       (34,708)         (31,244)
  Management fee and other revenue presented with allocated general and
     administrative expenses and other corporate items ................        166              131            402              461
                                                                         ---------        ---------      ---------        ---------
  Total revenue per accompanying Consolidated Statements of Operations   $  42,611        $  26,592      $  99,674        $  81,930
                                                                         =========        =========      =========        =========

NOTE 7.  INCOME TAXES

No current or deferred income tax expense has been recognized for the three and nine month periods ended September 30, 2003, due to the expected application of net operating loss carryforwards. At December 31, 2002, Tarragon had Federal net operating loss carryforwards of approximately $50.3 million.

NOTE 8.  DISCONTINUED OPERATIONS

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

In accordance with SFAS No. 144, operating results for properties for which we implemented plans of disposals after the adoption of this statement have been reported in discontinued operations. Discontinued operations for the three and nine month periods ended September 30, 2003 and 2002, include the operations of nine properties sold in 2002 or the first nine months of 2003. Total revenues for these properties for the three and nine month periods ended September 30, 2003, were $329,000 and $1.7 million, respectively, and for the three and nine month periods ended September 30, 2002, were $2 million and $6.2 million, respectively. The operations of these properties were previously reported in the Investment Division.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

In April 2003, in connection with the condominium conversion of Pine Crest Village at Victoria Park, representatives of Tarragon may have inadvertently disturbed asbestos-containing materials. Such actions are currently under investigation by the Environmental Protection Agency and may result in civil and/or criminal proceedings under applicable law. The extent of any resulting liability is unknown at this time. We have incurred legal and other professional fees and costs of relocating residents in connection with this matter totaling $262,000 to date. Remediation efforts are underway at a total estimated cost of $850,000, of which $700,000 has been incurred to date and the remainder of which has been accrued.

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

We determine Tarragon's proportionate share of the profits or losses of the partnerships and joint ventures consistent with the allocation of cash distributions in accordance with the provisions the American Institute of Certified Public Accountants' Statement of Position ("SOP") 78-9, "Accounting for Investments in Real Estate Ventures."

We have investments in 24 partnerships or joint ventures in which we hold noncontrolling interests or our outside partners have significant participating rights, as defined by the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force in its 96-16 Abstract, or important rights, as defined by SOP 78-9. The net effect of not consolidating these partnerships and joint ventures has been to reduce consolidated total assets, total liabilities, and gross revenues and expenses but has had no effect on reported net income or loss except in instances where we have received distributions from a partnership or joint venture in excess of our investment in the entity, with the excess recorded as income.

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

For-sale housing inventory sales revenue is recognized at the time of closing under the completed contract method until the sales qualify for the percentage-of-completion method. As of September 30, 2003, all for-sale housing inventory sales revenue to date has been recognized under the completed contract method. The related profit is recognized when collectibility of the sale price is reasonably assured and the earnings process is substantially complete. When a sale does not meet the requirements for income recognition, profit is deferred until such requirements are met.

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

Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which, among other things, rescinded SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." SFAS No. 4 required gains and losses from extinguishments of debt to be classified as extraordinary items, if material. Under SFAS No. 145, gains and losses on extinguishments of debt will no longer be classified as extraordinary unless they meet the unusual in nature and infrequency of occurrence criteria in the Accounting Principles Board's Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("ABP No. 30"),which is expected to be rare. We adopted SFAS No. 145 on January 1, 2003. Therefore, gains or losses on extinguishment of debt prior to maturity are no longer classified as extraordinary items, but there was no impact on our reported net income or loss. As required by SFAS No. 145, items classified as extraordinary in prior periods that do not meet the criteria in ABP No. 30 for classification as extraordinary have been reclassified to conform to the current presentation.

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

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements," for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The period in which the provisions of FIN 46 apply to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, has been deferred by the FASB until the first fiscal period ending after December 15, 2003. Our initial determination is that the adoption of the provisions of FIN 46 will not have a material effect upon our financial condition or results of operations.

On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 clarifies the circumstances in which a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component. It also amends certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. We are currently evaluating the effect adopting this pronouncement will have on our financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. We adopted SFAS No. 150 as required on July 1, 2003. There was no impact to our financial statements.

Environmental Matters

Under federal, state, and local environmental laws, ordinances, and regulations, Tarragon may be liable for removal or remediation costs, as well as other costs (such as fines or injuries to persons and property) where our employees may have arranged for removal, disposal, or treatment of hazardous or toxic substances. In addition, environmental laws impose liability for release of asbestos-containing materials into the air, and third parties can seek recovery from Tarragon for personal injury associated with those materials. We are not aware of any liability relating to these matters that would have a material adverse effect on our business, financial position, or results of operations. However, there is a matter involving the alleged release of asbestos-containing materials at one of our condominium conversion projects, as described in Part II, Item 1. "LEGAL PROCEEDINGS." As of this date, we are unable to determine the outcome of this matter and whether it will have a material impact on our financial statements. We have incurred legal and other professional fees and costs of relocating residents in connection with this matter totaling $262,000 to date. Remediation efforts are underway at a total estimated cost of $850,000, $700,000 of which has been incurred to date.

Liquidity and Capital Resources

Our principal sources of cash are Investment Division property operations, borrowings, and proceeds from the sale of these properties. As our For-Sale Housing Division continues to grow, sales of for-sale housing inventory will become a significant source of cash. We believe these sources will continue to meet our cash requirements, including debt service payments, property maintenance and improvements, development costs for rental apartment and for-sale housing communities under construction or renovation, projected purchases of existing properties, dividends on preferred stock, and planned repurchases of common stock. Although we expect these sources of cash to be sufficient to fund planned uses of cash, we can make no assurance that the expected sales and refinancings of properties will be completed as planned.

Proceeds from borrowings are expected to continue to be a key source of cash for Tarragon. During the remainder of 2003, we expect to generate net proceeds from mortgage borrowings or other financing transactions on consolidated and unconsolidated properties of $25 million. We have a $20 million unsecured line of credit with affiliates of William S. Friedman, our President and Chief
Executive Officer and Chairman of our Board of Directors. Advances under the line of credit accrue interest at the lower of 100 basis points over the thirty day LIBOR or the lowest rate offered in writing to Tarragon for an unsecured loan by an institutional lender. Payments of interest only are due on demand, but no more frequently than monthly, and all outstanding principal and interest are due at maturity in January 2004. All of these funds are available to us as of September 30, 2003, as there was no outstanding balance. We have an additional $14.5 million available under two lines of credit that mature in 2004. Payment terms of a $14.7 million line of credit, of which $12.5 million is currently available, are interest only monthly at 175 basis points over the thirty day LIBOR, with the outstanding balance due at maturity of December 2004. Payment terms of an unused $2 million line of credit are interest only monthly at 240 basis points over the thirty day LIBOR, with the outstanding balance due at maturity of May 2004.

Proceeds from sales of properties are also expected to continue to be a key source of cash for Tarragon, although we expect to generate only an additional $4 million in net proceeds from the sale of consolidated properties during the remainder of 2003.

Principal payments on mortgages totaling $15.9 million come due during the remainder of 2003, including $15 million of balloon payments. This includes $6.4 million representing the September 30, 2003, balance of a $9 million construction loan for a townhome development that matures in December 2003. We expect to repay this loan with proceeds from sales of townhomes. It also includes a $2 million loan that was paid off after the end of the third quarter. Additionally, it includes a $6.4 million mortgage for which the lender has agreed to a one-year extension.

We have guaranteed $35.3 million of mortgages on four unconsolidated properties; $14.5 million relates to a mortgage that matures in 2006 and provides for a two-year extension option, $925,000 relates to a mortgage that matures in 2012, and $19.9 million relates to two mortgages with an aggregate balance of $19.1 million at September 30, 2003, that mature in 2004. We have also guaranteed construction loans totaling $167.6 million on four unconsolidated properties, including the $90 million construction loan for the Las Olas River House condominium development. This construction loan has a September 30, 2003, balance of $53.7 million, matures in 2005, and provides for a one-year extension option. The aggregate balance of the other construction loans at September 30, 2003, is $77.3 million. These construction loans mature in 2004 and have one- or two-year extension options. In addition, we have guaranteed $1.2 million of other loans on one property that mature in December 2003.

Cash Flows from Operating Activities

We used net cash of $2.8 million in operating activities during the first nine months of 2003. Net cash flow provided by operating activities was $16.3 million for the first nine months of 2002. This decrease in cash flow was net of an increase in for-sale housing inventory sales collected of $13 million. Cash paid for development or renovation costs to for-sale housing inventory increased $9.7 million. See discussion below under "For-Sale Housing Activity." Also, we paid $12.5 million in connection with the purchase of for-sale housing inventory. The sale of seven properties in 2003 resulted in a decrease in cash flow from property operations but also decreased interest paid. Increased corporate general and administrative expenses, as discussed in "Corporate Expenses" below, also reduced cash flow from operating activity. Additionally, we incurred a $3.1 million prepayment penalty in connection with the repayment of two mortgages prior to their maturities in order to obtain a construction loan to finance the condominium conversion of Pine Crest Apartments.

Cash Flows from Investing Activities

During the first nine months of 2003, we used cash in investing activities of $18.3 million. During the first nine months of 2002, we used net cash in investing activities of $16.4 million.

Proceeds from the sale of real estate increased $17.2 million. See "Sales of Consolidated Properties" below for the detail of net cash proceeds from the sale of consolidated properties during the first nine months of 2003. During the first nine months of 2002, Tarragon received its share of net proceeds from the sale of four partnership or joint venture properties totaling $10.7 million.

During the first nine months of 2003, Tarragon advanced $27 million to partnerships and joint ventures for development costs or for the purchase of land for development. This amount included $14.6 million to Metropolitan Sarasota, $8.1 to One Las Olas, $909,000 to East Las Olas, and $2.2 million to Thirteenth Street Development. All of these entities have condominium developments under construction. During the first nine months of 2002, Tarragon advanced $6.5 million to partnerships or joint ventures for development costs or for the purchase of land for development. This amount included $4.3 million to East Las Olas and $307,000 to Thirteenth Street Development. It also included $1.2 million to Guardian-Jupiter Partners, which had a rental apartment community under construction. Additionally, during the first nine months of 2002, Tarragon received net repayment of advances of $6 million from One Las Olas upon closing of its construction loan.

Cash Flows from Financing Activities

Cash provided by financing activities increased $15.8 million for the first nine months of 2003 compared to the first nine months of 2002.

As stated previously, proceeds from borrowings are a significant source of cash for Tarragon. During the nine months ended September 30, 2003, net construction loan borrowings for the For-Sale Housing Division were $13.8 million. See "For-Sale Housing Activity" below. We used $16.7 million of construction loan borrowings to repay mortgages secured by Pine Crest Apartments and $3.1 million to pay the associated prepayment penalties. Other construction loan borrowings totaled $10.1 million. We also received net proceeds of $20.6 million from financings of consolidated properties and $8.8 million from financings of unconsolidated properties. During the nine months ended September 30, 2002, we received net proceeds of $11.9 million from financings of consolidated properties and $7.1 million from financings of unconsolidated properties. We also received $14.2 million of net construction loan borrowings. During this same period, we made $7.9 million of net repayment of advances under the line of credit with affiliates of William S. Friedman, our President and Chief Executive Officer and Chairman of our Board of Directors.

Common Stock Repurchase Program

The Board of Directors has authorized a common stock repurchase program. We intend to continue to repurchase shares of our common stock as long as we believe the fair market value of our net assets per share is substantially greater than the market price of our common stock. We repurchased 214,304 shares of our common stock in open market and negotiated transactions during the first nine months of 2003 at a cost of $3.2 million. Subject to market conditions, we expect to repurchase shares of our common stock during the remainder of 2003 at a rate consistent with that of the first nine months. As of September 30, 2003, Tarragon had authority to repurchase an additional 416,102 common shares.

Sales of Consolidated Properties

The following table summarizes sales of consolidated properties during the first nine months of 2003. Except for the sale of a portion of Northwest O'Hare Office Building, the gains on sale were presented in discontinued operations in accordance with SFAS No. 144.

         Date of Sale                   Property                    Sale Price       Net Cash Proceeds        Gain on Sale
        --------------------------------------------------------------------------------------------------------------------
                 Jan-03   Prado Bay Apartments                   $      10,315        $        4,119        $      5,107
                 Jan-03   Newport Apartments                            10,000                 4,106               2,013
                 Jan-03(1)Northwest O'Hare Office Building               3,000                 2,748               1,223
                 Feb-03   Briarwest Shopping Center                      3,100                 1,426               1,098
                 Mar-03   Holly House Apartments                         3,017                 1,186               1,005
                 Jul-03   Diamond Loch Apartments                        4,250                   652               1,256
                 Sep-03   Marina Park Apartments                        10,300                 5,931               6,111
                                                                  ---------------      -----------------     ---------------
                                                                 $      43,982        $       20,168        $     17,813
        -------------------                                       ===============      =================     ===============
        (1) Represents the sale of a portion of the property.

For-Sale Housing Activity

The following table summarizes the cash flow related to For-sale housing activities for the three and nine month periods ended September 30, 2003 and 2002.

                                                      Three Months Ended                 Nine Months Ended
                                                         September 30,                      September 30,
                                                  --------------------------          --------------------------
                                                    2003              2002              2003              2002
                                                  --------          --------          --------          --------
Aggregate sales .........................         $ 20,302          $  5,222          $ 35,135          $ 20,398
Commissions and closing costs ...........           (2,177)             (264)           (2,529)             (819)
                                                  --------          --------          --------          --------
Aggregate net sales collected ...........           18,125             4,958            32,606            19,579
Loan release payments ...................          (17,143)               --           (24,446)          (10,492)
                                                  --------          --------          --------          --------
Net cash proceeds .......................              982             4,958             8,160             9,087

Development costs allocated to units sold          (12,926)           (5,858)          (26,204)          (21,839)
Non-cash development costs ..............            2,990             2,274             8,972            14,335
                                                  --------          --------          --------          --------
Renovation and development costs paid ...           (9,936)           (3,584)          (17,232)           (7,504)
Proceeds from borrowings ................            8,836                --            38,260                --
                                                  --------          --------          --------          --------
Net cash received (paid) ................         $   (118)         $  1,374          $ 29,188          $  1,583
                                                  ========          ========          ========          ========

During the nine month period ended September 30, 2003, $19.8 million of construction loan borrowings was used to repay two mortgages secured by Pine Crest Apartments and the associated prepayment penalties.

Results of Operations

Consolidated Properties

At September 30, 2003, our consolidated apartment communities included 9,550 operating units, and our consolidated commercial properties had an aggregate 1.1 million square feet. The following table summarizes the components of aggregate property level net operating results for all of our consolidated properties for the three month periods ended September 30, 2003 and 2002.

                                                                        Three Months Ended September 30,
                                                             -------------------------------------------------------
                                                                  2003               2002               Change
                                                             ---------------    ----------------    ----------------
    Rental revenue.....................................      $    22,143        $    21,239         $       904
    Property operating expenses........................          (12,737)           (11,468)             (1,269)
                                                             ---------------    ----------------    ----------------
    Net operating income...............................            9,406              9,771                (365)
    Interest expense...................................           (5,083)            (5,374)                291
    Depreciation expense...............................           (4,996)            (4,601)               (395)
                                                             ---------------    ----------------    ----------------
                                                             $      (673)       $      (204)        $      (469)
                                                             ===============    ================    ================

The following table presents the impact on property level revenues and expenses of the operations of recently completed properties in lease-up, properties undergoing condominium conversions, and one property sold in 2002 for the three month periods ended September 30, 2003 and 2002.

                                   Properties      Condominium       Property           Other
                                 in Lease-up (a)   Conversions         Sold            Changes           Total
                                 ---------------   -----------         ----            -------           -----
Rental revenue ............         $   818          $    91          $  (252)         $   247          $   904
Property operating expenses            (409)              25              179           (1,064)          (1,269)
                                    -------          -------          -------          -------          -------
Net operating income (loss)             409              116              (73)            (817)            (365)
Interest expense ..........             109              (57)              (4)             243              291
Depreciation expense ......            (255)              --               --             (140)            (395)
                                    -------          -------          -------          -------          -------
                                    $   263          $    59          $   (77)         $  (714)         $  (469)
                                    =======          =======          =======          =======          =======

-----------------
(a) Includes six recently completed properties in lease-up during one or both periods presented.

The increase in net operating income for Condominium Conversions is primarily due to the purchase of Tuscany on the Intracoastal in June 2003. This increase is partially offset by a decrease resulting from taking units out of service at Pine Crest Apartments.

The increase in property operating expenses included in Other Changes is related to higher personnel, landscaping, and other costs incurred in connection with leasing efforts. Additionally, property taxes were higher for newly constructed apartment communities whose values have been reassessed after completion. Utilities and property insurance costs also increased.

The following table summarizes the components of aggregate property level net operating results for all of our consolidated properties for the nine month periods ended September 30, 2003 and 2002.

                                              Nine Months Ended September 30,
                                    --------------------------------------------
                                      2003              2002             Change
                                    --------          --------          --------
Rental revenue ............         $ 64,137          $ 61,071          $  3,066
Property operating expenses          (35,151)          (32,231)           (2,920)
                                    --------          --------          --------
Net operating income ......           28,986            28,840               146
Interest expense ..........          (18,863)          (16,562)           (2,301)
Depreciation expense ......          (15,544)          (13,471)           (2,073)
                                    --------          --------          --------
                                    $ (5,421)         $ (1,193)         $ (4,228)
                                    ========          ========          ========

The following table presents the impact on property level revenues and expenses of the operations of properties consolidated in April 2002, recently completed properties in lease-up, properties undergoing condominium conversions, and one property sold in 2002 for the nine month periods ended September 30, 2003 and 2002.

                                  Properties
                                 Consolidated       Properties
                                 in April 2002     in Lease-up      Condominium       Property           Other
                                      (a)              (b)          Conversions         Sold            Changes           Total
                                    -------          -------        -----------        -------          -------          -------
Rental revenue ............         $ 1,855          $ 2,788          $(1,072)         $  (730)         $   225          $ 3,066
Property operating expenses            (755)          (1,051)             466              512           (2,092)          (2,920)
                                    -------          -------          -------          -------          -------          -------
Net operating income (loss)           1,100            1,737             (606)            (218)          (1,867)             146
Interest expense ..........             (83)            (142)          (2,833)             (11)             768           (2,301)
Depreciation expense ......            (318)            (430)              --               --           (1,325)          (2,073)
                                    -------          -------          -------          -------          -------          -------
                                    $   699          $ 1,165          $(3,439)         $  (229)         $(2,424)         $(4,228)
                                    =======          =======          =======          =======          =======          =======


----------------------------------
(a) In connection with a change in control, Antelope Pines and Woodcreek Garden were consolidated beginning April 2002.
(b) Includes six recently completed properties in lease-up during one or both periods presented.

The decrease in net operating income for Condominium Conversions is primarily due to taking units out of service at Pine Crest Apartments, resulting in a $1.7 million decrease in rental revenue and a $496,000 decrease in property operating expenses. This decrease is partially offset by the net operating income added by the purchase of Tuscany on the Intracoastal in June 2003.

The increase in interest expense for Condominium Conversions includes prepayment penalties totaling $3.1 million and $241,000 of deferred financing expenses written off upon the early payoff of two mortgages secured by Pine Crest Apartments. The mortgages were paid off in connection with the closing of a $25 million construction loan to finance the condominium conversion of this property.

The increase in property operating expenses in the Other Changes column is attributable to the same factors affecting the three month period.

Other changes for depreciation expense include $1 million recorded in the second quarter of 2003 upon the reclassification of two apartment communities to real estate held for investment for the period during which they were classified as held for sale.

Unconsolidated Partnerships and Joint Ventures

The  following   table   summarizes  the  components  of  equity  in  income  of
unconsolidated partnerships and joint ventures for the three month periods ended September 30, 2003 and 2002.

                                                                   Three Months Ended September 30,
                                                            --------------------------------------------
                                                              2003              2002             Change
                                                            --------          --------          --------
Rental revenue ....................................         $ 12,500          $  9,858          $  2,642
Property operating expenses .......................           (6,947)           (5,377)           (1,570)
                                                            --------          --------          --------
Net operating income ..............................            5,553             4,481             1,072
Interest expense ..................................           (4,779)           (3,957)             (822)
Depreciation expense ..............................           (2,417)           (1,866)             (551)
Discontinued operations ...........................               --               214              (214)
Elimination of management fees paid to Tarragon ...              442               348                94
Outside partners' interest in loss ................              409                23               386
Loss from investment written off ..................             (313)               --              (313)
Distributions in excess of investment .............            8,274             5,577             2,697
                                                            --------          --------          --------
Equity in income of partnerships and joint ventures         $  7,169          $  4,820          $  2,349
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

The following table presents the effect of a property deconsolidated in 2003 and recently completed properties in lease-up on aggregate joint ventures' property level revenues and expenses.

                                         Property            Other
                                      De-consolidated   Properties in
                                        in 2003 (a)       Lease-up (b)   Other Changes        Total
                                        -----------       ------------   -------------        -----
Rental revenue ..................         $   431          $ 1,624          $   587          $ 2,642
Property operating expenses .....            (323)            (905)            (342)          (1,570)
                                          -------          -------          -------          -------
Net operating income ............             108              719              245            1,072
Interest expense ................            (138)            (366)            (318)            (822)
Depreciation expense ............            (135)            (245)            (171)            (551)
                                          -------          -------          -------          -------
Income (loss) before discontinued
  operations ....................         $  (165)         $   108          $  (244)         $  (301)
                                          =======          =======          =======          =======


-----------------------------
(a) Due to a change in control in connection with forming a joint venture, The Vintage at Fenwick Plantation was deconsolidated in January 2003. Construction of this property was recently completed, and it began leasing in July 2002.
(b) Includes three partnerships with recently completed properties in lease-up.

The  following   table   summarizes  the  components  of  equity  in  income  of
unconsolidated partnerships and joint ventures for the nine month periods ended September 30, 2003 and 2002.

                                                                         Nine Months Ended September 30,
                                                                 --------------------------------------------
                                                                   2003              2002             Change
                                                                 --------          --------          --------
Rental revenue .........................................         $ 34,708          $ 31,244          $  3,464
Property operating expenses ............................          (18,938)          (15,733)           (3,205)
                                                                 --------          --------          --------
Net operating income ...................................           15,770            15,511               259
Interest expense .......................................          (13,285)          (10,766)           (2,519)
Depreciation expense ...................................           (7,044)           (6,207)             (837)
Gain on sale of real estate ............................               --            27,240           (27,240)
Discontinued operations ................................               --               724              (724)
Elimination of management fees paid to Tarragon
                                                                    1,218             1,037               181
Outside partners' interest in (income) loss ............              976            (2,009)            2,985
Loss from investment written off .......................             (313)               --              (313)
Distributions in excess of investment ..................            8,954             5,577             3,377
Reduction in gain recognized for distributions in excess
  of investment recognized in 2000 .....................               --           (16,258)           16,258
                                                                 --------          --------          --------
Equity in income of partnerships and joint ventures ....         $  6,276          $ 14,849          $ (8,573)
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

The following table presents the effect of properties consolidated or sold during 2002, a property deconsolidated in 2003, and recently completed properties in lease-up on aggregate joint ventures' property level revenues and expenses.

                                   Properties
                                  Consolidated      Properties         Property          Other
                                    in April         Sold in        De-consolidated   Properties         Other
                                    2002 (a)         2002 (b)        in 2003 (c)     in Lease-up (d)    Changes           Total
                                    --------         --------        -----------     ---------------    -------           -----
Rental revenue ............          (1,405)          (1,358)             903            4,623          $   701            3,464
Property operating expenses             550              947             (886)          (2,618)          (1,198)          (3,205)
                                    -------          -------          -------          -------          -------          -------
Net operating income (loss)            (855)            (411)              17            2,005             (497)             259
Interest expense ..........             268              417             (422)          (1,430)          (1,352)          (2,519)
Depreciation expense ......             243               --             (396)            (997)             313             (837)
                                    -------          -------          -------          -------          -------          -------
Loss before gain on sale of
 real estate and discontinued
  operations ..............         $  (344)         $     6          $  (801)         $  (422)         $(1,536)         $(3,097)
                                    =======          =======          =======          =======          =======          =======


-------------------------
(a) In connection with a change in control, Antelope Pines and Woodcreek Garden were consolidated beginning April 2002.
(b) Includes four apartment communities sold in 2002. Operating results for a fifth property sold have been presented in discontinued operations.
(c) Due to a change in control in connection with forming a joint venture, The Vintage at Fenwick Plantation was deconsolidated in January 2003. Construction of this property was recently completed, and it began leasing in July 2002.
(d) Includes three partnerships with recently completed properties in lease-up.

Interest expense in Other Changes above increased over corresponding periods of the prior year because of higher loan balances from refinanced and supplemental mortgages and from the write-off of deferred borrowing costs and prepayment penalties or exit fees incurred in connection with refinancings completed during the period.

Corporate Expenses

Corporate general and administrative expenses increased $667,000 for the third quarter of 2003 compared to the third quarter of 2002 and $2.9 million for the first nine months of 2003 compared to the first nine months of 2002 primarily due to development-related personnel additions and compensation increases. Additionally, we incurred legal and other professional fees and costs of relocating residents of $112,000 for the three month period and $262,000 for the nine month period in connection with a matter relating to the alleged release of asbestos-containing materials at one of our condominium conversion projects. Partially offsetting these increases are decreases of $650,000 and $282,000 for the three and nine month periods in expenses incurred in connection with potential acquisitions or development projects or financing transactions that were not selected for further investment.

Segment Operating Results

For-Sale Housing Division

At September 30, 2003, approximately one-fourth of our real estate assets were in the For-Sale Housing Division. The following table summarizes the sales and gross profit of For-sale housing inventory for the three and nine month periods ended September 30, 2003 and 2002.

                                                             Three Months Ended                 Nine Months Ended
                                                               September 30,                       September 30,
                                                         -------------------------          --------------------------
                                                           2003             2002              2003              2002
                                                         --------         --------          --------          --------
Number of units sold
  5600 Collins Avenue ..........................                2               19                21                79
  Pine Crest Village I .........................               55               --                80                --
  Single-family home sites .....................               13               --                13                --
  Smoky Mountain Ridge .........................                6               --                 6                --
  Venetian Bay Village I .......................               52               --                69                --
                                                         --------         --------          --------          --------
     Aggregate number of units sold ............              128               19               189                79
                                                         ========         ========          ========          ========

For-sale housing inventory sales
  5600 Collins Avenue ..........................         $    504         $  5,222          $  6,277          $ 20,398
  Pine Crest Village I .........................           10,928               --            17,624                --
  Single-family home sites .....................              664               --               664                --
  Smoky Mountain Ridge .........................              931               --               931                --
  Venetian Bay Village I .......................            7,275               --             9,639                --
                                                         --------         --------          --------          --------
     Aggregate sales ...........................         $ 20,302         $  5,222          $ 35,135          $ 20,398
                                                         ========         ========          ========          ========

Gross profit on for-sale housing inventory sales
  5600 Collins Avenue ..........................         $     --         $   (900)         $ (1,571)         $ (2,260)
  Pine Crest Village I .........................            4,371               --             7,050                --
  Single-family home sites .....................               49               --                49                --
  Smoky Mountain Ridge .........................               --               --                --                --
  Venetian Bay Village I .......................              779               --               874                --
                                                         --------         --------          --------          --------
     Gross profit (loss) .......................         $  5,199         $   (900)         $  6,402          $ (2,260)
                                                         ========         ========          ========          ========
     Less profit previously recognized by the
     Investment Division upon the transfer of
     Pine Crest Apartments to the For-Sale
     Housing Division ..........................           (2,313)              --            (3,738)               --
                                                         --------         --------          --------          --------
     Gross profit (loss) to the For-Sale Housing
     Division...................................         $  2,886         $   (900)         $  2,664          $ (2,260)
                                                         ========         ========          ========          ========


Due to increases in estimated costs to complete the condominium conversion and lowering sale prices to facilitate a quick close-out of 5600 Collins Avenue, we have recorded inventory write-downs totaling $4.3 million. Of this amount, $900,000 and $2.3 million were recorded in the three and nine month periods ended September 30, 2002, and $1.6 million was recorded in the nine month period ended September 30, 2003. As of November 7, 2003, we have only four unsold units remaining at this project.

The following table includes the active communities in our For-Sale Housing Division.

                                                      Homes or Home Sites Sold,      Homes or Home Sites Available
                                                              Not Closed                     For Sale
                                                    ----------------------------     -----------------------------
                                        Number of     Number         Aggregate       Number            Estimated
                                      Unsold Homes  of Homes or      Contract        of Homes or       Remaining
                                     or Homes Sites Homes Sites       Prices         Homes Sites        Sell-Out
                                     -------------- ----------    --------------     ----------       ------------
Consolidated Communities
  5600 Collins Avenue.............           6            2       $   1,150                4          $  3,250
  Alexandria Place................         120          120           4,805                -                 -
  Alexandria Pointe...............         123          123           4,757                -                 -
  Alta Mar........................         131            -               -              131            39,000
  Pine Crest Village I............          59           43           9,032               16             4,212
  Pine Crest Village II...........         116           62          12,535               54            14,704
  Smoky Mountain Ridge............         198           33           6,601              165            14,104
  Tuscany on the Intracoastal.....         286           25           6,339              261            63,290
  Venetian Bay Village I..........          93           88          12,560                5               680
  Venetian Bay Village II.........         136           13           1,951              123            17,854
  Wekiva Crest....................          28           28           1,552                -                 -
  Woods of Lake Helen.............         105          105           4,008                -                 -
Unconsolidated communities(1)
  Las Olas River House............         287          204         150,412               83           121,550
  Las Olas River House Phase II...          44            -               -               44            37,516
                                     -------------- ----------    --------------     ----------     --------------
                                         1,732          846       $ 215,702              886        $  316,160
                                     ============== ==========    ==============     ==========     ==============

(1) Tarragon has a 70% profits interest in both of these projects. Revenue recognition policies of unconsolidated partnerships and joint ventures are the same as Tarragon's. Please see "Critical Accounting Policies - Revenue Recognition."

Investment Division

At September 30, 2003, approximately two-thirds of our real estate assets were in the Investment Division. Tarragon measures the performance of its Investment Division primarily by net operating income (rental revenue less property operating expenses). Historically, Tarragon has used funds from operations, as defined in NOTE 6. "SEGMENT REPORTING," to measure the performance of its Investment Division, since the operation of the Investment Division resembled that of traditional real estate investment trusts ("REITs"), due to its widespread acceptance and use within the REIT and analyst communities. However, we believe FFO is no longer a meaningful and relevant performance measure of the Investment Division because the funds generated by the Investment Division are used to finance the activities of the For-Sale Housing and Development Divisions rather than to directly benefit the Investment Division. Additionally, in the future, it is our intention to convert many of these apartment communities to condominiums, which affects the manner in which we operate them. The following table presents net operating income for our 53 same store Investment Division apartment communities with 11,683 units (consolidated and unconsolidated) and the six (four consolidated and two unconsolidated) apartment communities stabilized and moved to the Investment Division during 2002 or 2003. Prior to their stabilization, the operating results of these six properties were included in the Development Division.

                                                                     For the Three Months                  For the Nine Months
                                                                      Ended September 30,                   Ended September 30,
                                                                 ---------------------------           ---------------------------
                                                                   2003               2002               2003               2002
                                                                 --------           --------           --------           --------
Same store stabilized apartment communities:
   Rental revenue ......................................         $ 23,723           $ 23,266           $ 70,299           $ 68,968
   Property operating expenses .........................          (13,385)           (12,169)           (37,767)           (34,635)
                                                                 --------           --------           --------           --------
     Net operating income ..............................         $ 10,338           $ 11,097           $ 32,532           $ 34,333
                                                                 ========           ========           ========           ========

  Net operating income as a percentage of rental revenue             43.6%              47.7%              46.3%              49.8%
  Average monthly rental revenue per unit ..............         $    677           $    664           $    669           $    656
Apartment communities stabilized during period:
  Rental revenue .......................................         $  4,102           $  1,737           $  8,901           $  3,332
  Property operating expenses ..........................           (2,117)              (864)            (4,298)            (1,545)
                                                                 --------           --------           --------           --------
     Net operating income ..............................         $  1,985           $    873           $  4,603           $  1,787
                                                                 ========           ========           ========           ========

Net operating income for our 53 same store stabilized apartment communities decreased $759,000, or 6.8%, in the third quarter of 2003 compared to the third quarter of 2002 and decreased $1.8 million, or 5.2%, in the first nine months of 2003 compared to the first nine months of 2002. These decreases were mostly due to increases in property operating expenses: 10% for the third quarter of 2003 compared to the third quarter of 2002 and 9% for the first nine months of 2003 compared to the first nine months of 2002. These increases in property operating expenses were partially offset by increases in rental revenues: 2% for both the three and nine month periods in 2003 compared to the same periods in 2002. The ratio of net operating income to rental revenue for these properties decreased 4.1% in the third quarter of 2003 compared to the third quarter of 2002. This ratio decreased 3.5% in the first nine months of 2003 compared to the first nine months of 2002. Increased property operating expenses included weather-related costs (such as utilities and heavy snow removal), property taxes increased as certain properties were reassessed fully since completion of construction, and personnel, landscaping, and other costs incurred in connection with leasing efforts.

Development Division

At September 30, 2003, less than 10% of our real estate assets were in the Development Division. Tarragon measures the performance of its Development Division primarily by gross profit from third party and intercompany sales. Gross profit from intercompany sales is the excess of the properties' estimated fair values over their net carrying values at the date they are determined to be stabilized and moved into the Investment Division. Gains on transfers of assets between segments do not represent gains recognizable in accordance with GAAP and, accordingly, are eliminated for purposes of consolidated reporting.

In the first nine months of 2003, the Development Division reported gross profit of $12 million on the transfer of properties that had become stabilized (four consolidated and two unconsolidated) to the Investment Division. Of this amount, $6.4 million was reported in the third quarter of 2003. In the first nine months of 2002, the Development Division reported net profit of $51.7 million on the transfer of 11 consolidated and five unconsolidated properties to the Investment Division upon the determination that they were stabilized.

There are three recently completed apartment communities in lease-up in the Development Division as of September 30, 2003. Two of these properties with a total of 638 units are now stabilized and will be reported in the Investment Division beginning in the fourth quarter of 2003. The Development Division has no other apartment communities currently under construction. However, in October 2003, we purchased a 19-acre tract of land in Murfreesboro, Tennessee, on which we plan to build a 262-unit rental apartment community. Additionally, we have plans to build 90 affordable rental apartments in Hoboken, New Jersey, in 2004.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In April 2003, in connection with the condominium conversion of Pine Crest Village at Victoria Park, representatives of Tarragon may have inadvertently disturbed asbestos-containing materials. Such actions are currently under investigation by the Environmental Protection Agency and may result in civil and/or criminal proceedings under applicable law. The extent of any resulting liability is unknown at this time. We have incurred legal and other professional fees and costs of relocation of residents in connection with this matter totaling $262,000 to date. Remediation efforts are underway at a total estimated cost of $850,000, of which $700,000 has been incurred to date.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         31.1. Rule 13a-14(a) certification by William S. Friedman, President and Chief Executive Officer.

         31.2. Rule 13a-14(a) certification by Erin D. Pickens, Executive Vice President and Chief Financial Officer.

         32. Section 1350 certifications by William S. Friedman, President and Chief Executive Officer, and Erin D. Pickens, Executive Vice President and Chief Financial Officer.

(b)      Reports on Form 8-K:

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                TARRAGON REALTY INVESTORS, INC.


Date: November 10, 2003                         By: /s/ William S. Friedman
      -----------------------------                 ----------------------------
                                                    William S. Friedman
                                                    President, Chief Executive
                                                    Officer, Director, and
                                                    Chairman of the Board of
                                                    Directors


Date: November 10, 2003                         By: /s/Erin D. Pickens
      -----------------------------                 ----------------------------
                                                    Erin D. Pickens
                                                    Executive Vice President and
                                                    Chief Financial Officer
                                                    (Principal Financial and
                                                    Accounting Officer)

                         TARRAGON REALTY INVESTORS, INC.
                                INDEX TO EXHIBITS


EXHIBIT 31.1    Rule 13a-14(a) certification by William S. Friedman,    Page 39
                President and Chief Executive Officer


EXHIBIT 31.2    Rule 13a-14(a) certification by Erin D. Pickens,        Page 40
                Executive Vice President and Chief Financial Officer


EXHIBIT 32      Section 1350 certifications by William S. Friedman,     Page 41
                President and Chief Executive Officer, and
                Erin D. Pickens, Executive Vice President and Chief Financial Officer