Form 10-Q/A
period 2003-06-30
TARRAGON REALTY INVESTORS INC
filed 2004-02-19
CIK 1038217

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1



(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2003
                                                 -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from.............to..................

                         Commission File Number 0-22999

                         TARRAGON REALTY INVESTORS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Nevada                                       94-2432628
--------------------------------------------------------------------------------
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                        Identification No.)


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

        Common Stock, $.01 per value                    11,705,861
        ----------------------------           ----------------------------
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

                         TARRAGON REALTY INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                         June 30,   December 31,
                                                                                          2003         2002
                                                                                        ---------    ---------
Assets
Real estate held for investment (net of accumulated  depreciation of
  $105,454 in 2003 and $103,173 in 2002) ............................................   $ 402,378    $ 427,989
For-sale housing inventory ..........................................................      89,077       31,632
Assets held for sale ................................................................       5,341        7,538
Investments in and advances to partnerships and joint ventures ......................      36,684       29,102
Cash and cash equivalents ...........................................................      18,663       18,023
Restricted cash .....................................................................       6,876        6,115
Goodwill ............................................................................       2,691        2,691
Other assets, net (including $626 in 2002 due from affiliates) ......................      30,407       17,134
                                                                                        ---------    ---------
                                                                                        $ 592,117    $ 540,224
                                                                                        =========    =========

Liabilities and Stockholders' Equity

Liabilities
Notes, debentures, and interest payable .............................................   $ 479,500    $ 428,926
Liabilities related to assets held for sale .........................................       3,383           --
Other liabilities ...................................................................      20,192       19,042
                                                                                        ---------    ---------
                                                                                          503,075      447,968

Commitments and contingencies

Minority interests ..................................................................      21,298       18,523

Stockholders' equity
Common stock, $.01 par value; authorized shares, 20,000,000; shares outstanding,
  11,705,218 in 2003 and 7,896,760 in 2002 (after deducting 5,708,951 in 2003
  and 3,705,382 in 2002 held in treasury) ...........................................         117           79
Special stock, $.01 par value; authorized shares, 7,500,000; shares outstanding, none          --           --
Preferred stock, $.01 par value; authorized shares, 2,500,000; shares outstanding, 557,518 in 2003 and 560,518 in 2002; liquidation preference, $6,690 in
  2003 and $6,726 in 2002, or $12 per share .........................................           6            6
Paid-in capital .....................................................................     304,486      306,414
Accumulated deficit .................................................................    (236,865)    (232,766)
                                                                                        ---------    ---------
                                                                                           67,744       73,733
                                                                                        ---------    ---------
                                                                                        $ 592,117    $ 540,224
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

                         TARRAGON REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                       For the Three Months           For the Six Months
                                                                          Ended June 30,                 Ended June 30,
                                                                      -----------------------       -----------------------
                                                                        2003           2002           2003           2002
                                                                      --------       --------       --------       --------
Revenue
  Rentals ......................................................      $ 21,189       $ 21,171       $ 42,522       $ 40,366
  For-sale housing inventory sales .............................        11,079          5,932         14,833         15,176
  Management fees and other (including $103 and $198 in the
     three and six month periods in 2003 and $82 and $272 in the
     three and six month periods in 2002 from affiliates) ......           128            106            236            330
                                                                      --------       --------       --------       --------
                                                                        32,396         27,209         57,591         55,872
                                                                      --------       --------       --------       --------
Expenses
  Property operations ..........................................        11,569         10,870         22,639         20,981
  Costs of for-sale housing inventory sales ....................         8,305          7,292         13,630         16,536
  Depreciation .................................................         5,971          4,752         10,668          9,005
  General and administrative
     Corporate .................................................         3,243          2,227          6,526          4,265
     Property ..................................................         1,044            781          1,878          1,508
                                                                      --------       --------       --------       --------
                                                                        30,132         25,922         55,341         52,295
                                                                      --------       --------       --------       --------

Other income and expenses
  Equity in income (loss) of partnerships and joint
     ventures ..................................................          (763)           395           (893)        10,027
  Minority interest in income of consolidated partnerships and
     joint ventures ............................................          (632)          (313)        (1,118)          (462)
  Interest income (including $65 and $153 in the three and six
     month periods in 2002 from  affiliates) ...................           123            188            252            334
  Interest expense (including $76 and $135 in the three and six
     month periods in 2002 to affiliates) ......................        (5,972)        (6,708)       (14,635)       (12,361)
  Gain on sale of real estate ..................................            --             --          1,223             --
                                                                      --------       --------       --------       --------
Income (loss) from continuing operations .......................        (4,980)        (5,151)       (12,921)         1,115
Discontinued operations
  Loss from operations .........................................           (19)           (73)           (67)           (36)
  Gain on sale of real estate ..................................            --             --          9,223          2,267
                                                                      --------       --------       --------       --------
Net income (loss) ..............................................        (4,999)        (5,224)        (3,765)         3,346
Dividends on cumulative preferred stock ........................          (167)          (171)          (333)          (342)
                                                                      --------       --------       --------       --------
Net income (loss) allocable to common stockholders .............      $ (5,166)      $ (5,395)      $ (4,098)      $  3,004
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

                         TARRAGON REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                      For the Three Months             For the Six Months
                                                                         Ended June 30,                    Ended June 30,
                                                                  ------------------------------  ------------------------------
                                                                       2003            2002            2003            2002
                                                                  --------------  --------------  --------------  --------------
Earnings per common share
Income  (loss) from  continuing  operations  allocable  to common
  stockholders .................................................. $         (.44) $         (.44) $        (1.13) $          .07
Discontinued operations .........................................             --              --             .78             .18
                                                                  --------------  --------------  --------------  --------------
Net income (loss) allocable to common stockholders .............. $         (.44) $         (.44) $         (.35) $          .25
                                                                  ==============  ==============  ==============  ==============

Weighted average shares of common stock used in computing
  earnings per common share .....................................     11,797,007      12,143,804      11,809,141      12,182,477
                                                                  ==============  ==============  ==============  ==============

Earnings  per common share - assuming  dilution
Income (loss) from  continuing operations allocable to common
  stockholders .................................................. $         (.44) $         (.44) $        (1.13) $          .06
Discontinued operations .........................................             --              --             .78             .17
                                                                  --------------  --------------  --------------  --------------
Net income (loss) allocable to common stockholders .............. $         (.44) $         (.44) $         (.35) $          .23
                                                                  ==============  ==============  ==============  ==============

Weighted average shares of common stock used in computing
  earnings per common share - assuming dilution .................     11,797,007      12,143,804      11,809,141      13,252,786
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

                         TARRAGON REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                         For the Six Months
                                                                                            Ended June 30,
                                                                                       -------------------------
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

                         TARRAGON REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                     For the Six Months
                                                                                         Ended June 30,
                                                                                   -----------------------
                                                                                     2003           2002
                                                                                   --------       --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid ...............................................................      $ 13,849       $ 12,058
                                                                                   ========       ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
 Changes in assets and  liabilities  in connection  with the purchase of real estate or controlling interest in a joint venture:
     Real estate ............................................................      $     --       $  3,055
     For-sale housing inventory .............................................        62,417             --
     Restricted cash ........................................................             8             --
     Other assets ...........................................................           412             --
     Notes and interest payable .............................................       (45,984)            --
     Other liabilities ......................................................        (3,340)            --
     Minority interest ......................................................        (1,000)            --
                                                                                   --------       --------
       Cash paid ............................................................      $ 12,513       $  3,055
                                                                                   ========       ========

Assets written off and liabilities released in connection with the disposition of real estate:
     Real estate ............................................................      $ 16,045       $  2,676
     Other assets ...........................................................            52             (3)
     Notes and interest payable .............................................       (12,546)        (1,897)
     Other liabilities ......................................................          (412)           (38)
     Gain on sale ...........................................................        10,446          2,267
                                                                                   --------       --------
       Cash received ........................................................      $ 13,585       $  3,005
                                                                                   ========       ========

Effect on assets and  liabilities of the  consolidation  of two properties in
  2002 and the  deconsolidation  of one property in 2003 in  connection  with changes in control:
     Real estate ............................................................      $(16,377)      $ 38,488
     Investments in and advances to partnerships and joint ventures .........         2,549            207
     Other assets ...........................................................          (260)         1,858
     Notes and interest payable .............................................        13,424        (31,672)
     Other liabilities ......................................................           664           (284)
     Minority interest ......................................................            --         (8,597)
                                                                                   --------       --------
                                                                                   $     --       $     --
                                                                                   ========       ========
Purchase of mortgage receivable financed with note payable ..................      $ 12,826       $     --
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

                                                             For The Three Months Ended             For The Six Months Ended
                                                                      June 30,                              June 30,
                                                         ----------------------------------    ----------------------------------
                                                               2003               2002               2003               2002
                                                         ---------------    ---------------    ---------------    ---------------
Net income (loss) allocable to common stockholders,
  as reported ........................................   $        (5,166)   $        (5,395)   $        (4,098)   $         3,004
Add:
  Stock-based employee compensation expense included
     in reported net income ..........................                49                176                152                253
Deduct:
  Total stock-based employee compensation expense
     determined under fair value based method for all
     awards ..........................................              (112)              (239)              (278)              (377)
                                                         ---------------    ---------------    ---------------    ---------------
Pro forma net income (loss) allocable to common
  stockholders .......................................   $        (5,229)   $        (5,458)   $        (4,224)   $         2,880
                                                         ===============    ===============    ===============    ===============

 Earnings per common share
  Net income (loss) allocable to common stockholders,
    as reported ......................................   $          (.44)   $          (.44)   $          (.35)   $           .25
                                                         ===============    ===============    ===============    ===============
  Net income (loss) allocable to common stockholders,
    pro forma ........................................   $          (.44)   $          (.45)   $          (.36)   $           .24
                                                         ===============    ===============    ===============    ===============

Earnings per common share - assuming  dilution
  Net income (loss)  allocable to common stockholders,
    as reported ......................................   $          (.44)   $          (.44)   $          (.35)   $           .23
                                                         ===============    ===============    ===============    ===============
  Net income (loss) allocable to common stockholders,
    pro forma ........................................   $          (.44)   $          (.45)   $          (.36)   $           .22
                                                         ===============    ===============    ===============    ===============

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)


NOTE 3. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES


Investments in and advances to partnerships and joint ventures consisted of the following at June 30, 2003:

                                                           Profits
                                                          Interest
                                                       --------------
601 Ninth Street Development, L.L.C...................      50%        $ 428
801 Pennsylvania Avenue...............................      50%            -
Adams Street Development, L.L.C.......................      40%          647
Ansonia Apartments, L.P...............................      70%          106
Ansonia Liberty, L.L.C................................      90%           84
Block 88 Development, L.L.C...........................      40%          411
Block 99/102 Development, L.L.C.......................      40%          197
Danforth Apartment Owners, L.L.C......................      99%          204
Fenwick Tarragon Apartments, L.L.C. ..................      70%        2,120
Guardian-Jupiter Partners, Ltd........................      70%        3,582
Lake Sherwood Partners, L.L.C.........................      70%            -
Larchmont Associates, L.P.............................      57%        2,519
Merritt 8 Acquisitions, L.L.C.........................      80%          634
Merritt Stratford, L.L.C..............................      50%          519
One Las Olas, Ltd.....................................      68%       13,787
100 East Las Olas, Ltd., and East Las Olas, Ltd.......      70%        4,916
Sacramento Nine.......................................      70%          482
Summit/Tarragon Murfreesboro, L.L.C...................      70%          629
Tarragon Calistoga, L.L.C.............................      80%          604
Tarragon Savannah I & II, L.L.C.......................      99%        2,608
Thirteenth Street Development, L.L.C..................      50%        2,076
Vineyard at Eagle Harbor, L.L.C.......................      99%          131
                                                                   ------------
                                                                      36,684
                                                                   ============

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
                                                                ========       ========       ========


----------------
(1) Includes revenue of $847.

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
                                                       ========       ========       ========       ========

-----------------
(2) Includes revenue of $1,661.

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

                                                                   For the Three Months                   For the Six Months
                                                                      Ended June 30,                        Ended June 30,
                                                            ----------------------------------    ---------------    ---------------
                                                                  2003               2002               2003               2002
                                                            ---------------    ---------------    ---------------    ---------------
Weighted average shares of common stock outstanding.           11,797,007         12,143,804         11,809,141         12,182,477
Convertible preferred interest of minority partner in
  consolidated partnership..........................                    -                  -                  -            356,318
Stock options.......................................                    -                  -                  -            713 991
                                                            ---------------    ---------------    ---------------    ---------------
Weighted average shares of common stock outstanding -
  assuming dilution.................................           11,797,007         12,143,804         11,809,141         13,252,786
                                                            ===============    ===============    ===============    ===============


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

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 6.  SEGMENT REPORTING (Continued)

Apartment units:
  Consolidated or directly owned:
     Development division:
       Completed apartment units in lease-up or under renovation..................                    702
       Apartment units under construction.........................................                    296
     Investment division:
       Apartment units presented in income (loss) from continuing operations......                  8,642
       Apartment units presented in discontinued operations.......................                    138
  Unconsolidated and owned through joint ventures:
     Development division:
       Completed apartment units in lease-up or under renovation..................                    948
     Investment division..........................................................                  4,146
                                                                                          -----------------
                                                                                                   14,872
                                                                                          =================
Commercial square footage:
  Consolidated or directly owned:
     Development division.........................................................                151,387
     Investment division..........................................................                993,169
  Unconsolidated and owned through joint ventures:
     Investment division..........................................................                267,022
                                                                                          -----------------
                                                                                                1,411,578
                                                                                          =================

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

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 6.  SEGMENT REPORTING (Continued)

                                                                       For the Three Months Ended June 30, 2003
                                                        --------------------------------------------------------------------
                                                                                        For-Sale
                                                        Investment     Development      Housing     Eliminations       Total
                                                        ----------     -----------      -------     ------------       -----
Rental revenue
  Consolidated properties .........................      $ 19,696       $  1,307       $    186       $     --       $ 21,189
  Unconsolidated properties .......................         9,797          1,554             --             --         11,351
                                                         --------       --------       --------       --------       --------
     Total rental revenue .........................        29,493          2,861            186             --         32,540
Sales of apartment development and for-sale housing
  inventory
     Consolidated properties
       Sales to third parties .....................            --             --         11,079             --         11,079
                                                         --------       --------       --------       --------       --------
                                                           29,493          2,861         11,265             --         43,619

Property operating expenses
  Consolidated properties .........................        10,114          1,294            161             --         11,569
  Unconsolidated properties .......................         5,031          1,069              8             --          6,108
Costs of sales of apartment development and
   for-sale housing inventory
     Consolidated properties
       Sales to third parties .....................            --             --          9,730         (1,425)         8,305
                                                         --------       --------       --------       --------       --------
                                                           15,145          2,363          9,899         (1,425)        25,982
                                                         --------       --------       --------       --------       --------

Net operating income ..............................        14,348            498          1,366          1,425         17,637

Interest expense
  Consolidated properties .........................         5,556            311            105             --          5,972
  Unconsolidated properties .......................         3,900            771             --             --          4,671
                                                         --------       --------       --------       --------       --------

Property level income (loss) before depreciation ..         4,892           (584)         1,261          1,425          6,994

Allocated general and administrative expenses and
  other corporate items ...........................        (1,696)          (692)        (2,280)            --         (4,668)
                                                         --------       --------       --------       --------       --------

Income (loss) before depreciation and gain on sale
  of real estate ..................................         3,196         (1,276)        (1,019)         1,425          2,326

Depreciation
  Consolidated properties .........................        (5,814)          (487)            --            330         (5,971)
  Unconsolidated properties .......................        (2,215)          (491)            --            367         (2,339)
Distributions from unconsolidated partnerships and
  joint ventures in excess of investment ..........           272             --             --             --            272
Elimination of management fees paid by partnerships
  and joint ventures to Tarragon ..................           352             46             --             --            398
Outside partners' interests in loss of
  unconsolidated partnerships and joint ventures ..           167            219              8            (60)           334
                                                         --------       --------       --------       --------       --------
(Loss) from continuing operations .................      $ (4,042)      $ (1,989)      $ (1,011)      $  2,062       $ (4,980)
                                                         ========       ========       ========       ========       ========

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 6. SEGMENT REPORTING (Continued)
-------------------------

                                                                            For the Three Months Ended June 30, 2002
                                                         --------------------------------------------------------------------
                                                                                       For-Sale
                                                        Investment     Development     Housing      Eliminations      Total
                                                        ----------     -----------     -------      ------------      -----
Rental revenue
  Consolidated properties .........................      $ 18,751       $  1,669       $    751       $     --       $ 21,171
  Unconsolidated properties .......................         9,542            308             --             --          9,850
                                                         --------       --------       --------       --------       --------
     Total rental revenue .........................        28,293          1,977            751             --         31,021
Sales of apartment development and for-sale housing
  inventory
     Consolidated properties
       Sales to third parties .....................            --             --          5,932             --          5,932
       Intercompany sales .........................            --         73,279             --        (73,279)            --
                                                         --------       --------       --------       --------       --------
                                                           28,293         75,256          6,683        (73,279)        36,953

Property operating expenses
  Consolidated properties .........................         9,207          1,303            360             --         10,870
  Unconsolidated properties .......................         4,525            203             --             --          4,728
Costs of sales of apartment development and
   for-sale housing inventory
     Consolidated properties
       Sales to third parties .....................            --             --          7,292             --          7,292
       Intercompany sales .........................            --         60,341             --        (60,341)            --
                                                         --------       --------       --------       --------       --------
                                                           13,732         61,847          7,652        (60,341)        22,890
                                                         --------       --------       --------       --------       --------

Net operating income (loss) .......................        14,561         13,409           (969)       (12,938)        14,063

Interest expense
  Consolidated properties .........................         6,001            379            328             --          6,708
  Unconsolidated properties .......................         3,019            281             --             --          3,300
                                                         --------       --------       --------       --------       --------

Property level income (loss)  before depreciation .         5,541         12,749         (1,297)       (12,938)         4,055

Allocated general and administrative expenses and
  other corporate items ...........................        (1,576)        (1,211)          (240)            --         (3,027)
                                                         --------       --------       --------       --------       --------

Income (loss) before depreciation and gain on sale
  of real estate ..................................         3,965         11,538         (1,537)       (12,938)         1,028

Depreciation
  Consolidated properties .........................        (4,573)          (490)            --            311         (4,752)
  Unconsolidated properties .......................        (2,653)          (159)            --            381         (2,431)
Gain on sale of real estate of unconsolidated
  partnerships and joint ventures .................         1,012             --             --             --          1,012
Discontinued operations of unconsolidated
  partnerships and joint ventures .................           394             --             --              7            401
Elimination of management fees paid by partnerships
  and joint ventures to Tarragon ..................           335              7             --             --            342
Outside partners' interests in (income) loss of
  unconsolidated partnerships and joint ventures ..          (779)           100             --            (72)          (751)
                                                         --------       --------       --------       --------       --------
Income (loss) from continuing operations ..........      $ (2,299)      $ 10,996       $ (1,537)      $(12,311)      $ (5,151)
                                                         ========       ========       ========       ========       ========

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 6.  SEGMENT REPORTING (Continued)

                                                                             For the Six Months Ended June 30, 2003
                                                       --------------------------------------------------------------------
                                                                                       For-Sale
                                                        Investment     Development     Housing      Eliminations      Total
                                                        ----------     -----------     -------      ------------      -----
Rental revenue
  Consolidated properties ........................      $ 39,503       $  2,495       $    524       $     --       $ 42,522
  Unconsolidated properties ......................        19,475          2,734             --             --         22,209
                                                        --------       --------       --------       --------       --------
     Total rental revenue ........................        58,978          5,229            524             --         64,731
Sales of apartment development and for-sale
  housing inventory
     Consolidated properties
       Sales to third parties ....................            --             --         14,833             --         14,833
       Intercompany sales ........................            --         12,709             --        (12,709)            --
     Unconsolidated properties
       Intercompany sales ........................            --         18,000             --        (18,000)            --
                                                        --------       --------       --------       --------       --------
                                                          58,978         35,938         15,357        (30,709)        79,564

Property operating expenses
  Consolidated properties ........................        19,978          2,321            340             --         22,639
  Unconsolidated properties ......................        10,078          1,897             16             --         11,991
Costs of sales of apartment development and
   for-sale housing inventory
     Consolidated properties
       Sales to third parties ....................            --             --         15,055         (1,425)        13,630
       Intercompany sales ........................            --          9,443             --         (9,443)            --
     Unconsolidated properties
       Intercompany sales ........................            --         14,744             --        (14,744)            --
                                                        --------       --------       --------       --------       --------
                                                          30,056         28,405         15,411        (25,612)        48,260
                                                        --------       --------       --------       --------       --------

Net operating income (loss) ......................        28,922          7,533            (54)        (5,097)        31,304

Interest expense
  Consolidated properties ........................        10,444            579          3,612             --         14,635
  Unconsolidated properties ......................         7,161          1,345             --             --          8,506
                                                        --------       --------       --------       --------       --------

Property level income (loss) before depreciation
                                                          11,317          5,609         (3,666)        (5,097)         8,163

Allocated general and administrative expenses and
  other corporate items ..........................        (3,541)        (2,739)        (2,754)            --         (9,034)
                                                        --------       --------       --------       --------       --------

Income (loss) before depreciation and gain on sale
  of real estate .................................         7,776          2,870         (6,420)        (5,097)          (871)

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 6.  SEGMENT REPORTING (Continued)

                                                                      For the Six Months Ended June 30, 2003
                                                        -------------------------------------------------------------------
                                                                                        For-Sale
                                                        Investment    Development       Housing     Eliminations      Total
                                                        ----------    -----------       -------     ------------      -----
Depreciation
  Consolidated properties .........................      $(10,433)      $   (900)      $     --       $    665       $(10,668)
  Unconsolidated properties .......................        (4,373)          (989)            --            734         (4,628)
Gain (loss) on sale of real estate - consolidated
  properties
  Sales to third parties ..........................           (66)            --             --          1,289          1,223
Distributions from unconsolidated partnerships and
  joint ventures in excess of investment ..........           680             --             --             --            680
Elimination of management fees paid by partnerships
  and joint ventures to Tarragon ..................           694             82             --             --            776
Outside partners' interests in loss of
  unconsolidated partnerships and joint ventures ..           247            424             16           (120)           567
Outside partners' interests in intercompany sales
  of unconsolidated partnerships and joint ventures            --           (977)            --            977             --
                                                         --------       --------       --------       --------       --------
Income (loss) from continuing operations ..........      $ (5,475)      $    510       $ (6,404)      $ (1,552)      $(12,921)
                                                         ========       ========       ========       ========       ========

                                                                    For the Six Months Ended June 30, 2002
                                                        ---------------------------------------------------------------------
                                                                                        For-Sale
                                                        Investment     Development      Housing      Eliminations       Total
                                                        ----------     -----------      -------      ------------       -----
Rental revenue
  Consolidated properties .........................      $  34,126      $   4,551      $   1,689       $      --       $  40,366
  Unconsolidated properties .......................         20,974            412             --              --          21,386
                                                         ---------      ---------      ---------       ---------       ---------
     Total rental revenue .........................         55,100          4,963          1,689              --          61,752
Sales of apartment development and for-sale housing
  inventory
     Consolidated properties
       Sales to third parties .....................             --             --         15,176              --          15,176
       Intercompany sales .........................             --        185,109             --        (185,109)             --
     Unconsolidated properties
       Intercompany sales .........................             --        118,850             --        (118,850)             --
                                                         ---------      ---------      ---------       ---------       ---------
                                                            55,100        308,922         16,865        (303,959)         76,928
Property operating expenses
  Consolidated properties .........................         16,959          3,242            780              --          20,981
  Unconsolidated properties .......................         10,106            250             --              --          10,356
Costs of sales of apartment development and
   for-sale housing inventory
     Consolidated properties
       Sales to third parties .....................             --             --         16,536              --          16,536
       Intercompany sales .........................             --        159,918             --        (159,918)             --
     Unconsolidated properties
       Intercompany sales .........................             --         89,628             --         (89,628)             --
                                                         ---------      ---------      ---------       ---------       ---------
                                                            27,065        253,038         17,316        (249,546)         47,873
                                                         ---------      ---------      ---------       ---------       ---------

Net operating income (loss) .......................         28,035         55,884           (451)        (54,413)         29,055

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 6. SEGMENT REPORTING (Continued)

                                                                    For the Six Months Ended June 30, 2002
                                                        -------------------------------------------------------------------
                                                                                       For-Sale
                                                        Investment    Development      Housing     Eliminations       Total
                                                        ----------    -----------      -------     ------------       -----
Interest expense
  Consolidated properties .........................      $ 10,234       $  1,306       $    821       $     --       $ 12,361
  Unconsolidated properties .......................         6,500            309             --             --          6,809
                                                         --------       --------       --------       --------       --------

Property level income (loss) before depreciation ..        11,301         54,269         (1,272)       (54,413)         9,885

Allocated general and administrative expenses and
  other corporate items ...........................        (2,815)        (2,313)          (443)            --         (5,571)
                                                         --------       --------       --------       --------       --------

Income (loss) before depreciation and gain on sale
  of real estate ..................................         8,486         51,956         (1,715)       (54,413)         4,314

Depreciation
  Consolidated properties .........................        (8,199)        (1,338)            --            532         (9,005)
  Unconsolidated properties .......................        (4,888)          (215)            --            762         (4,341)
Gain on sale of real estate of unconsolidated
  partnerships and joint ventures, net of income
  previously recognized by Tarragon ...............        10,982             --             --             --         10,982
Discontinued operations of unconsolidated
  partnerships and joint ventures .................           496             --             --             14            510
Elimination of management fees paid by partnerships
  and joint ventures to Tarragon ..................           676             13             --             --            689
Outside partners' interests in (income) loss of
  unconsolidated partnerships and joint ventures ..        (1,996)           105             --           (143)        (2,034)

Outside partners' interests in intercompany sales
  of unconsolidated partnerships and joint ventures            --         (2,754)            --          2,754             --
                                                         --------       --------       --------       --------       --------
Income (loss) from continuing operations ..........      $  5,557       $ 47,767       $ (1,715)      $(50,494)      $  1,115
                                                         ========       ========       ========       ========       ========

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)


NOTE 6.  SEGMENT REPORTING (Continued)

                                                                              For the Three Months           For the Six Months
                                                                                 Ended June 30,                 Ended June 30,
                                                                             -----------------------       -----------------------
                                                                               2003           2002           2003           2002
                                                                             --------       --------       --------       --------
Reconciliation  of  revenues  per  operating  data table to total revenues per accompanying Consolidated Statements of Operations:
  Total revenues per operating data table .............................      $ 43,619       $ 36,953       $ 79,564       $ 76,928
  Less rental revenues related to unconsolidated partnerships and joint
     ventures .........................................................       (11,351)        (9,850)       (22,209)       (21,386)
  Management fee and other revenue presented with allocated general and
     administrative expenses and other corporate items ................           128            106            236            330
                                                                             --------       --------       --------       --------
  Total revenues per accompanying Consolidated Statements of Operations      $ 32,396       $ 27,209       $ 57,591       $ 55,872
                                                                             ========       ========       ========       ========
Investment Division Net Operating Income:
Rental revenue
  Same store stabilized apartment communities .........................      $ 23,607       $ 23,325       $ 47,107       $ 46,237
  Apartment communities stabilized during period ......................         2,393          1,595          4,800          1,595
  Apartment communities sold during period ............................            --            418             --          1,837
  Commercial properties ...............................................         3,493          2,955          7,071          5,431
                                                                             --------       --------       --------       --------
                                                                               29,493         28,293         58,978         55,100
Property operating expenses
  Same store stabilized apartment communities .........................        12,411         11,383         24,607         22,684
  Apartment communities stabilized during period ......................         1,114            681          2,182            681
  Apartment communities sold during period ............................            --            392             --          1,281
  Commercial properties ...............................................         1,620          1,276          3,267          2,419
                                                                             --------       --------       --------       --------
                                                                               15,145         13,732         30,056         27,065
Net operating income
  Same store stabilized apartment communities .........................        11,196         11,942         22,500         23,553
  Apartment communities stabilized during period ......................         1,279            914          2,618            914
  Apartment communities sold during period ............................            --             26             --            556
  Commercial properties ...............................................         1,873          1,679          3,804          3,012
                                                                             --------       --------       --------       --------
                                                                             $ 14,348       $ 14,561       $ 28,922       $ 28,035
                                                                             ========       ========       ========       ========

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 6. SEGMENT REPORTING (Continued)

                                                                             For the Three Months           For the Six Months
                                                                                 Ended June 30,                Ended June 30,
                                                                            -----------------------       -----------------------
                                                                              2003           2002           2003           2002
                                                                            --------       --------       --------       --------
Funds from operations - Investment Division (1):
  Same store stabilized apartment communities ........................      $  3,928       $  4,445       $  8,612       $  9,093
  Apartment communities stabilized during period .....................           564            377          1,267            377
  Apartment communities sold during period ...........................            --             70             --            310
  Apartment communities in discontinued operations ...................           (19)           350             18            806
  Commercial properties ..............................................           552            632          1,640          1,333
                                                                            --------       --------       --------       --------
                                                                               5,025          5,874         11,537         11,919
  Allocation of corporate interest expense ...........................          (249)          (351)          (487)          (693)
  Allocation of general and administrative expenses ..................        (1,343)        (1,473)        (2,878)        (2,828)
  Allocation of other corporate items ................................          (353)          (103)          (663)            13
                                                                            --------       --------       --------       --------
                                                                            $  3,080       $  3,947       $  7,509       $  8,411
                                                                            ========       ========       ========       ========

Reconciliation  of funds  from  operations to income (loss) from continuing operations - Investment Division:
  Funds from operations ..............................................      $  3,080       $  3,947       $  7,509       $  8,411
  Discontinued operations ............................................            19           (350)           (18)          (806)
  Depreciation and amortization of real estate assets ................        (5,640)        (4,367)       (10,090)        (8,033)
  Depreciation and amortization of real estate assets of partnerships
     and joint ventures ..............................................        (1,773)        (2,278)        (3,490)        (3,705)
  Distributions from partnerships and joint ventures in excess of
     investments .....................................................           272             --            680             --
  Loss on sale of real estate to third parties .......................            --             --            (66)            --
  Gain on sale of real estate of unconsolidated partnerships and joint
     ventures ........................................................            --            749             --          9,690
                                                                            --------       --------       --------       --------
  Income (loss) from continuing operations ...........................      $ (4,042)      $ (2,299)      $ (5,475)      $  5,557
                                                                            ========       ========       ========       ========

---------------
(1) Tarragon considers funds from operations ("FFO") to be an appropriate supplemental measure of the operating performance of our investment portfolio, whose operation most resembles that of traditional real estate investment trusts ("REITs"), due to its widespread acceptance and use within the REIT and analyst communities. Because FFO is used widely in the real estate industry as a supplemental operating performance measure, we use it, and we believe it enables users of our financial statements, to compare our operating results to those of other real estate companies. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), equals net income (loss), computed in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. FFO does not represent cash generated from operating activities in accordance with GAAP and is not an alternative to net income as an indication of our operating performance or to cash flow as a measure of liquidity, nor is it necessarily indicative of cash available to fund cash needs and cash dividends. Our calculation of FFO may be different from the methods used by other companies and, therefore, may not be comparable to other companies.


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

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 8.  ASSETS HELD FOR SALE

Assets held for sale and liabilities related to assets held for sale in the accompanying Consolidated Balance Sheets include the following:

                                                                                       June 30,      December 31,
                                                                                        ------      -------------
                                                                                         2003           2002
                                                                                        ------      -------------
Real estate (net of accumulated depreciation of $2,377 in 2003 and $301 in 2002) .      $5,187      $       7,538
Restricted cash ..................................................................          77                 --
Other assets, net ................................................................          77                 --
                                                                                        ------      -------------
                                                                                        $5,341      $       7,538
                                                                                        ======      =============

Notes and interest payable .......................................................      $3,305      $          --
Other liabilities ................................................................          78                 --
                                                                                        ------      -------------
                                                                                        $3,383      $          --
                                                                                        ======      =============


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

We determine Tarragon's proportionate share of the profits or losses of the partnerships and joint ventures consistent with the allocation of cash distributions in accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position ("SOP") 78-9, "Accounting for Investments in Real Estate Ventures."

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


For-Sale Housing Inventory Sales

The following table summarizes the sales and cash flow of For-sale housing inventory for the three and six month periods ended June 30, 2003 and 2002.

                                              Three Months Ended           Six Months Ended
                                                   June 30,                     June 30,
                                           -----------------------       -----------------------
                                             2003           2002           2003           2002
                                           --------       --------       --------       --------
Number of units sold ................            49             23             61             60

Aggregate sales .....................      $ 11,079       $  5,932       $ 14,833       $ 15,176
Gross profit (loss) .................         2,774         (1,360)         1,203         (1,360)

Aggregate sales collected ...........      $ 10,797       $  5,514       $ 14,482       $ 14,621
Mortgage payments ...................        (7,304)        (3,755)        (7,304)       (10,492)
                                           --------       --------       --------       --------
Net cash proceeds ...................         3,493          1,759          7,178          4,129
Renovation and development costs paid        (3,928)        (2,210)        (7,296)        (3,697)
Proceeds from borrowings ............         9,191             --          9,191             --
                                           --------       --------       --------       --------
Net cash received (paid) ............      $  8,756       $   (451)      $  9,073       $    432
                                           ========       ========       ========       ========


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

                                                             Properties in
                                                              Lease-up (a)       Other Changes           Total
                                                             -------------------------------------------------------
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

                                  Properties
                                Consolidated in   Properties in
                                 April 2002 (a)    Lease-up (b)    Other Changes        Total
                                --------------------------------------------------------------
Rental revenue ............         $ 1,695          $ 1,296          $  (835)         $ 2,156
Property operating expenses            (672)            (470)            (516)          (1,658)
                                    -------          -------          -------          -------
Net operating income ......           1,023              826           (1,351)             498
Interest expense ..........             (95)            (289)          (2,206)          (2,590)
Depreciation expense ......            (315)            (148)          (1,200)          (1,663)
                                    -------          -------          -------          -------
                                    $   613          $   389          $(4,757)         $(3,755)
                                    =======          =======          =======          =======

-----------------------
(a) In connection with a change in control, Antelope Pines and Woodcreek Garden were consolidated beginning April 2002.
(b) Includes three properties recently completed or under construction that began lease-up in 2002 or 2003.

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

                                                          Three Months Ended
                                                                June 30,
                                                         -------------------------
                                                                                                             Percentage
                                                         2003               2002              Change           Change
                                                         ----               ----              ------           ------
Rental revenue ...............................         $ 16,301           $ 15,969           $    332            2.1%
Property operating expenses ..................           (9,139)            (8,143)              (996)          12.2%
                                                       --------           --------           --------           ----
Net operating income .........................         $  7,162           $  7,826           $   (664)          (8.5%)
                                                       ========           ========           ========           ====
Net operating income as a percentage of rental
  revenue ....................................             43.9%              49.0%              (5.1%)
Average monthly rental revenue per unit ......         $    644           $    631           $     13            2.1%

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

                                                                  Six Months Ended
                                                                      June 30,
                                                       ----------------------------------------------
                                                                                                              Percentage
                                                         2003               2002              Change            Change
                                                       --------           --------           --------          -------
Rental revenue ...............................         $ 32,628           $ 31,596           $  1,032             3.3%
Property operating expenses ..................          (17,837)           (16,412)            (1,425)           (8.7%)
                                                       --------           --------           --------           ------
Net operating income .........................         $ 14,791           $ 15,184           $   (393)           (2.6%)
                                                       ========           ========           ========           ======
Net operating income as a percentage of rental             45.3%              48.1%              (2.8%)
  revenue
Average monthly rental revenue per unit ......         $    645           $    624           $     21             3.4%


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

                                  Properties      Property            Other
                                    Sold in    De-consolidated      Properties        Other
                                    2002 (a)     in 2003 (b)     in Lease-up (c)     Changes         Total
                                    --------     -----------     ---------------     -------         -----
Rental revenue .............           (172)            285           1,528            (140)          1,501
Property operating expenses             217            (297)           (888)           (412)         (1,380)
                                     ------          ------          ------          ------          ------
Net operating income (loss)              45             (12)            640            (552)            121
Interest expense ...........             50            (142)           (520)           (759)         (1,371)
Depreciation expense .......             --            (132)           (320)            544              92
                                     ------          ------          ------          ------          ------
Income (loss) before gain on
  sale of real estate and
  discontinued operations ..             95            (286)           (200)           (767)         (1,158)
                                     ======          ======          ======          ======          ======

------------------
(a) Includes four apartment communities sold in 2002. Operating results for a fifth property sold have been presented in discontinued operations.

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

                                     Properties
                                    Consolidated      Properties        Property          Other
                                       in April         Sold in      De-consolidated    Properties          Other
                                       2002 (a)         2002 (b)       in 2003 (c)     in Lease-up (d)     Changes           Total
                                       -------          -------          -------          -------          -------          -------
Rental revenue ...............          (1,405)          (1,358)             472            2,998              116              823
Property operating expenses ..             550              947             (563)          (1,714)            (855)          (1,635)
                                       -------          -------          -------          -------          -------          -------
Net operating income (loss) ..            (855)            (411)             (91)           1,284             (739)            (812)
Interest expense .............             268              417             (284)          (1,063)          (1,035)          (1,697)
Depreciation expense .........             243               --             (262)            (751)             483             (287)
                                       -------          -------          -------          -------          -------          -------
Loss before gain on sale of
  real estate and discontinued
  operations .................            (344)         $     6             (637)            (530)          (1,291)          (2,796)
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

ITEM 4.  CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed as of the end of the period covered by this Form 10-Q, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective at June 30, 2003, to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company's internal controls over financial reporting during the quarter ended June 30, 2003, that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         31.1 Rule 13a-14(a) certification by William S. Friedman, President and Chief Executive Officer.

         31.2 Rule 13a-14(a) certification by Erin D. Pickens, Executive Vice President and Chief Financial Officer.

         32 Section 1350 certifications by William S. Friedman, President and Chief Executive Officer, and Erin D. Pickens, Executive Vice President and Chief Financial Officer.

(b)      Reports on Form 8-K:

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          TARRAGON REALTY INVESTORS, INC.


Date: February 18, 2004                   By: /s/ William S. Friedman
      -----------------                       ----------------------------------
                                              William S. Friedman
                                              President, Chief Executive
                                              Officer, Director, and
                                              Chairman of the Board of Directors





Date: February 18, 2004                   By: /s/Erin D. Pickens
      -----------------                       ----------------------------------
                                              Erin D. Pickens
                                              Executive Vice President and
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)

                         TARRAGON REALTY INVESTORS, INC.
                                INDEX TO EXHIBITS



EXHIBIT 31.1    Rule 13a-14(a) certification by William S. Friedman,     Page 38
                President and Chief Executive Officer




EXHIBIT 31.2    Rule 13a-14(a) certification by Erin D. Pickens,         Page 39
                Executive Vice President and Chief Financial Officer




EXHIBIT 32      Section 1350 certifications by William S. Friedman,      Page 40
                President and Chief Executive Officer, and
                Erin D. Pickens, Executive Vice President and Chief Financial Officer