Form 10-Q/A
period 2003-09-30
TARRAGON REALTY INVESTORS INC
filed 2004-02-19
CIK 1038217

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

ITEM 4.  CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed as of the end of the period covered by this Form 10-Q, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective at September 30, 2003, to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company's internal controls over financial reporting during the quarter ended September 30, 2003, that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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