Form 10-K/A
period 2002-12-31
TARRAGON REALTY INVESTORS INC
filed 2004-02-20
CIK 1038217

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 2

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

                                     PART I

ITEM 1. BUSINESS

General

Tarragon Realty Investors, Inc., is a real estate investor and developer of for-sale housing and rental communities. We own and manage a portfolio of income producing residential and commercial real estate, with concentrations of apartment communities in Florida, Connecticut, and Texas. At December 31, 2002, we owned, directly or indirectly through our consolidated subsidiaries, partnerships, and joint ventures, 73 properties, as well as interests in an additional 26 properties held in unconsolidated partnerships and joint ventures. Approximately 80% of our real estate assets, including investments in partnerships and joint ventures, is comprised of rental apartment communities. For-sale housing inventory and commercial properties each represent approximately 10% of our real estate assets. Our investment portfolio included 61 apartment communities, containing almost 13,000 apartment homes, as well as
1.1 million square feet of office and retail space.

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

Acquisition Strategy

We seek to improve the quality of our overall investment portfolio through selective and opportunistic acquisitions. During the past three years, we purchased two investment properties. We also acquired our partner's interests in ten apartment communities (five completed and five under development) when he contributed his interests to Tarragon Development Company ("TDC"), a limited liability company controlled by Tarragon, in exchange for a preferred interest in TDC. Please see NOTE 2. "MINORITY INTERESTS" in the Notes to Consolidated Financial Statements for a discussion of this transaction. In evaluating potential acquisitions, we place the greatest weight on our subjective forecast of the future return on investment, adjusted for risk. We also consider the location, age and type of property, gross rentals, lease terms, financial and business standing of tenants, operating expenses, fixed charges, land values, and physical condition of the property. We frequently acquire under-managed and under-performing apartment communities in markets where we already have a presence both for the anticipated return from the asset and to enhance the efficiency of our existing portfolio. We adjust our investment focus from time to time to adapt to changes in markets and phases of the real estate cycle and to take advantage of market inefficiencies. The actual number and mix of types of income-producing real estate and real estate interests we acquire will therefore depend on market conditions and other circumstances existing at the time of acquisition, as well as the availability of capital.

Disposition Strategy

Selective dispositions have also been a part of our strategy to cultivate a high quality and efficient investment portfolio and to provide another source of capital for development activities. Properties that we believe have peaked in value or can no longer operate efficiently within our portfolio have been placed on the market for sale. We cannot assure that any of these properties will actually be sold on terms that we consider satisfactory, or at all, or that market conditions will continue to make the sale of assets a desirable strategy. Please see the discussion under "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations for information about sales of properties during the past three years.

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

There are no limitations on the amounts we may invest in any single property or development, or on the amounts we can borrow for such purposes. We may acquire properties subject to, or assume, existing indebtedness. In general, however, we seek to finance our development activities through construction loans and our acquisition of new properties at least in part through mortgage loans, with our liability for the repayment of the mortgage loan indebtedness limited to the value of the property and the rents and profits we expect to derive from it. We use our best efforts to obtain financing on the most favorable terms available to us. If we cannot obtain financing on acceptable terms or such financing is otherwise unavailable, we may purchase a property for cash with the intent of obtaining a mortgage loan for a portion of the purchase price at a later time, or we may borrow on our existing lines of credit to fund short-term liquidity needs. By operating on a leveraged basis, we maximize the funds we have available for additional investment. However, to the extent we cannot obtain financing, we may have to abandon planned development activities, and our ability to make additional investments will be restricted. Please see the discussion under "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations for information about our borrowing activities during the past three years. Also, please see
NOTE 5. "NOTES, DEBENTURES, AND INTEREST PAYABLE" in the Notes to Consolidated Financial Statements for information about our mortgages and other notes payable.

In the past, we have held mortgages secured by real estate as investments, although additions to mortgage notes receivable during the past three years have been insignificant. Mortgage notes and interest receivable currently comprise less than 1% of our assets. We have no present intention of investing in additional real estate mortgages, except to the extent that we may acquire a mortgage for the purpose of foreclosing on the asset securing it and holding that asset for investment. We also may make mortgage loans in connection with the sale of our real estate.

We may invest in interests in other persons and securities of other issuers engaged in real estate related activities. Although we do not currently have any plans to invest in the securities of other issuers for the purpose of exercising control, we may in the future acquire all or substantially all of the securities or assets of other entities if that investment would be consistent with our investment policies. We do not intend to underwrite securities of other issuers. We do not intend that our investment activity require us to register as an "investment company" under the Investment Company Act of 1940, and we would divest securities before any such registration would be required.

We may offer debt or shares of our common or preferred stock to the public to raise capital for general corporate purposes, including, without limitation, repayment of debt, the acquisition of additional properties, and the development of currently planned or future projects, or in private transactions in exchange for property. In March 2000, Tarragon initiated an offer to exchange one share of 10% Cumulative Preferred Stock for each share of common stock held by its stockholders, up to a specified maximum. As a result of this exchange offer, 596,836 shares of common stock were validly tendered and accepted for exchange by Tarragon on May 30, 2000. In January 2001, Tarragon also issued 25,000 shares of the 10% Cumulative Preferred Stock in connection with our acquisition of Accord Properties Associates, LLC. See NOTE 17. "ACQUISITION OF ACCORD PROPERTIES ASSOCIATES, LLC" in the Notes to Consolidated Financial Statements. See NOTE 7. "10% CUMULATIVE PREFERRED STOCK" in the Notes to Consolidated Financial Statements for more information about the preferred stock.

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

Tarragon's web site address is www.tarragonrealty.com. Tarragon makes available, free of charge, on its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Tarragon issues annual reports containing audited financial statements to its common stockholders.

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
                                                              ==========  =============

Tarragon's Development Program includes the construction of the properties presented above. For the three properties that were complete as of December 31, 2002, budgeted cost represents actual costs incurred. All except one of the properties were in lease-up as of December 31, 2002. Tarragon has financed the bulk of the budgeted cost above with construction loans. Please see the Mortgage Loans Secured by Owned Properties table below for the December 31, 2002, loan balances. Tarragon has paid for the remaining budgeted costs with internally generated funds.

The Development Division also has one community with 524 apartments and four commercial properties with a total of 373,131 square feet under reposition. Reposition is defined as extensive renovation to the interior or exterior of the property or implementation of significant management strategies to increase economic occupancy and revenue of the property. The aggregate total cost of these renovations is expected to be less than $3.6 million, of which $1.8 million had been incurred as of December 31, 2002. These costs have been financed with internally generated funds.

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

                                                                                     For the Years Ended December 31,
                                                                   ----------------------------------------------------------------
                                                                      2002          2001         2000         1999          1998
                                                                   ----------    ----------   ----------   ----------    ----------
OPERATING DATA

Rental revenue .................................................   $   88,111    $   84,020   $   86,990   $   72,977    $   58,798
For-sale housing inventory sales ...............................       26,179        25,950        6,704           --            --
Total revenue ..................................................      114,870       110,488       94,070       73,488        58,850

Equity in income (loss) of partnerships and joint ventures......       17,042         7,819       16,081         (716)         (889)

Net gain on sale of real estate
  Presented in income from continuing operations ...............        1,258         4,994        8,031       11,969         2,108
  Presented in discontinued operations .........................        6,615            --           --           --            --

Income (loss) from continuing operations .......................   $     (227)   $    1,088   $    9,655   $    5,701    $     (164)

EARNINGS.PER COMMON SHARE(1)
Income (loss) from continuing operations
  allocable to common stockholders .............................   $     (.08)   $      .04   $      .70   $      .39    $     (.01)

EARNINGS PER COMMON SHARE - ASSUMING
  DILUTION(1)
Income (loss) from continuing operations
  allocable to common stockholders .............................   $     (.08)   $      .03   $      .69   $      .38    $     (.01)

Cash dividends per common share(1) .............................   $       --    $       --   $       --   $      .23    $      .22

                                                                                              December 31,
                                                                          ----------------------------------------------------
                                                                            2002       2001       2000       1999       1998
                                                                          --------   --------   --------   --------   --------
BALANCE SHEET DATA

Real estate held for investment ..................................        $427,989   $373,501   $395,351   $253,595   $215,368
Real estate held for sale ........................................           7,538     29,232     29,558     51,729     78,607
For-sale housing inventory(2) ....................................          31,632     31,412     37,926         --         --
Investments in and advances to partnerships and joint ventures....          29,102     31,297     29,882     48,834     37,356
Total assets .....................................................         540,224    503,770    520,932    379,065    357,060
Notes, debentures, and interest payable ..........................         428,926    399,956    426,285    287,767    263,361
Stockholders' equity .............................................          73,733     73,118     74,126     72,993     76,685
Book value per common share(1) ...................................        $   5.66   $   5.41   $   5.36   $   5.03   $   4.99

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

We determine Tarragon's proportionate share of the profits or losses of the partnerships and joint ventures consistent with the allocation of cash distributions in accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position 78-9, "Accounting for Investments in Real Estate Ventures."

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

                         TARRAGON REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 For the Years Ended December 31,
                                                                              --------------------------------------
                                                                                 2002          2001          2000
                                                                              ----------    ----------    ----------
                                                                           (dollars in thousands, except per share data)
Revenue
  Rentals .................................................................   $   88,111    $   84,020    $   86,990
  For-sale housing inventory sales ........................................       26,179        25,950         6,704
  Management fees and other (including $472 in 2002, $314 in 2001,
     and $279 in 2000 from affiliates) ....................................          580           518           376
                                                                              ----------    ----------    ----------
                                                                                 114,870       110,488        94,070
Expenses
  Property operations .....................................................       47,025        44,983        45,582
  Costs of for-sale housing inventory sales (including inventory
     write-downs of $2,680 in 2002) .......................................       28,859        21,859         4,907
  Depreciation ............................................................       19,652        19,597        18,083
  Impairment charges ......................................................           --            --           371
  General and administrative
     Corporate ............................................................        9,472         8,509         6,700
     Property .............................................................        3,064         3,473         3,724
                                                                              ----------    ----------    ----------
                                                                                 108,072        98,421        79,367
                                                                              ----------    ----------    ----------

Other income and expenses
  Equity in income of partnerships and joint ventures .....................       17,042         7,819        16,081
  Minority interests in income of consolidated partnerships ...............       (1,285)         (520)         (356)
  Interest income (including $136 in 2002 and $130 in 2001 from
     affiliates) ..........................................................          510           338           189
  Interest expense (including $228 in 2002, $397 in 2001, and $425 in
     2000 to affiliates) ..................................................      (24,707)      (27,762)      (30,146)
  Net gain on sale of real estate .........................................        1,258         4,994         8,031
  Gain (loss) on investments ..............................................          (29)        1,551          (261)
  Insurance and other claims ..............................................           84           306         1,454
  Litigation settlement ...................................................          102         2,295           (40)
                                                                              ----------    ----------    ----------
Income (loss) from continuing operations ..................................         (227)        1,088         9,655
Discontinued operations
  Loss from operations ....................................................          (83)           --            --
  Gain on sale of real estate .............................................        6,615            --            --
Extraordinary items .......................................................         (846)         (185)       (2,697)
Cumulative effect of change in accounting principle .......................           --           326            --
                                                                              ----------    ----------    ----------
Net income ................................................................        5,459         1,229         6,958
Dividends on cumulative preferred stock ...................................         (683)         (657)         (418)
                                                                              ----------    ----------    ----------
Net income allocable to common stockholders ...............................   $    4,776    $      572    $    6,540
                                                                              ==========    ==========    ==========

Other comprehensive income:
Net income ................................................................   $    5,459    $    1,229    $    6,958
  Unrealized net losses on marketable equity securities ...................           --            --           (22)
  Reclassification of realized losses on marketable equity
     securities ...........................................................           --            --            62
                                                                              ----------    ----------    ----------
Comprehensive income ......................................................   $    5,459    $    1,229    $    6,998
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

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidation. The Consolidated Financial Statements include the accounts of Tarragon, its subsidiaries, and partnerships and joint ventures (which consist primarily of limited liability companies) it controls. Tarragon is deemed to control partnerships or joint ventures which have no unaffiliated owners or for which Tarragon is designated as the manager and the outside owners are given no participating rights, as defined in the Financial Accounting Standards Board's Emerging Issues Task Force's 96-16 Abstract, or are given no important rights, as defined in the American Institute of Certified Public Accountants' Statement of Position ("SOP") 78-9, "Accounting for Investments in Real Estate Ventures." All significant intercompany transactions and balances have been eliminated.

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

We determine Tarragon's proportionate share of the profits or losses of the partnerships and joint ventures consistent with the allocation of cash distributions in accordance with the provisions of SOP 78-9.

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

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 2. MINORITY INTERESTS

In February 2000, Tarragon entered into an agreement to acquire the interests of Robert C. Rohdie and certain of his affiliates in ten apartment communities. Simultaneously, he became a member of our Board of Directors and Chief Executive Officer of Tarragon Development Corporation, a wholly-owned subsidiary of Tarragon. Mr. Rohdie, Tarragon's joint venture partner in the development of these projects, contributed his equity interests to Tarragon Development Company, LLC ("TDC"), a newly formed entity, in exchange for a preferred interest in the entity. For five of the ten properties that had been completed, Mr. Rohdie received a preferred interest with a fair value of $5 million. The initial $5 million of purchase consideration was allocated to the five completed properties based upon their relative fair values. In accordance with the terms of the agreement, the purchase of the remaining five properties, which were in various stages of construction or development planning in February 2000, was contingent upon their completion, as defined in the agreement. During 2001, four of the five remaining apartment communities were completed, as defined in the agreement, and Mr. Rohdie received additional preferred interests in TDC with an aggregate fair value approximating $3.8 million. Mr. Rohdie will receive an additional preferred interest with a fair value approximating $1.3 million for one final apartment community in May 2003.

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

Mr. Rohdie can convert his preferred interest in TDC into 356,318 shares of our common stock and preferred stock with a face value of $8 million and a like dividend to his guaranteed fixed return. If we do not have available an issue of preferred stock outstanding at the time of the conversion, or at our discretion, we may pay the cash value of Mr. Rohdie's preferred interest over three years. In February 2006, Mr. Rohdie may elect to convert his preferred interest into cash, payable over three years. The cash value that would be payable for the conversion of the preferred interest is equal to the sum of (1) the liquidation preference multiplied by the number of shares of preferred stock payable upon conversion (325,000 shares as of December 31, 2002) and (2) the market value of 356,318 shares of our common stock. As of December 31, 2002, the cash value was $7,534,445.

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

Since April 2002, Tarragon has included in its Consolidated Financial Statements its interests in Antelope Pines Estates, L.P., and Woodcreek Garden Apartments, L.P., because of a change in control in these partnerships. The change in control resulted from the expiration of the rights of the limited partners to approve the sale or refinancing of the properties owned by the partnerships. These rights were considered important rights, as defined in SOP 78-9, "Accounting for Investments in Real Estate Ventures." Therefore, these interests, acquired in 1998 from affiliates of Mr. Dennis French, were previously accounted for using the equity method. The affiliates of Mr. French continue to hold preferred interests in the partnerships of $3.5 million for Antelope Pines Estates, L.P., and $5.6 million for Woodcreek Garden Apartments, L.P. His preferred interests earn preferred returns of 8% in 2002 and 9% in 2003 and thereafter, payable quarterly. The affiliates of Mr. French have a preference on allocations of net income from the partnerships to the extent of the quarterly payments. If the preferred return is not paid when due, the affiliates of Mr. French may elect to become the managing general partners and Tarragon's interests would convert to that of limited partners. The interests of the affiliates of Mr. French are presented as minority interests. The quarterly payments of the preferred return and the preference on allocations of net income are reflected in "Minority interests in income of consolidated partnerships" in the accompanying Statement of Operations for the year ended December 31, 2002.

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
                                                        ============    ===========    ===========    ============   =========

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 16. SEGMENT REPORTING (Continued)

                                                                                      For the Years Ended December 31,
                                                                                   --------------------------------------
                                                                                      2002          2001          2000
                                                                                   ----------    ----------    ----------
Reconciliation of revenues per operating data table to total revenues per accompanying Consolidated Statements of Operations:
  Total revenues per operating data table ......................................   $  155,929    $  155,319    $  127,368
  Less rental revenues related to unconsolidated partnerships...................      (41,639)      (45,349)      (33,674)
  Management fee and other revenue presented with allocated
     general and administrative expenses and other corporate items .............          580           518           376
                                                                                   ----------    ----------    ----------
  Total revenues per accompanying Consolidated Statements of Operations ........   $  114,870    $  110,488    $   94,070
                                                                                   ==========    ==========    ==========

Investment Division Net Operating Income:
Rental revenue
  Same store stabilized apartment communities ..................................   $   52,644    $   50,755    $   48,671
  Apartment communities stabilized during period ...............................       47,241        14,801            --
  Apartment communities acquired during period .................................        2,917         1,435            --
  Apartment community targeted for condominium conversion in 2002 ..............           --         3,374         3,480
  Apartment communities sold during period .....................................        2,286        12,332        14,503
  Commercial properties ........................................................       11,621         7,951        11,111
                                                                                   ----------    ----------    ----------
                                                                                      116,709        90,648        77,765

Property operating expenses
  Same store stabilized apartment communities ..................................      (28,888)      (28,072)      (26,477)
  Apartment communities stabilized during period ...............................      (22,057)       (6,814)           --
  Apartment communities acquired during period .................................       (1,182)         (481)           --
  Apartment community targeted for condominium conversion in 2002 ..............           --        (1,352)       (1,336)
  Apartment communities sold during period .....................................       (1,555)       (6,213)       (7,716)
  Commercial properties ........................................................       (5,259)       (3,261)       (5,193)
                                                                                   ----------    ----------    ----------
                                                                                      (58,941)      (46,193)      (40,722)

Net operating income
  Same store stabilized apartment communities ..................................       23,756        22,683        22,194
  Apartment communities stabilized during period ...............................       25,184         7,987            --
  Apartment communities acquired during period .................................        1,735           954            --
  Apartment community targeted for condominium conversion in 2002 ..............           --         2,022         2,144
  Apartment communities sold during period .....................................          731         6,119         6,787
  Commercial properties ........................................................        6,362         4,690         5,918
                                                                                   ----------    ----------    ----------
                                                                                   $   57,768    $   44,455    $   37,043
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


ITEM 14. CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed as of the end of the period covered by this Form 10-K, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective at December 31, 2002, to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company's internal controls over financial reporting during the quarter ended December 31, 2002, that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

21.1*             Subsidiaries of the Registrant.

31.1* Rule 13a-14(a) certification by William S. Friedman, President and Chief Executive Officer.

31.2* Rule 13a-14(a) certification by Erin D. Pickens, Executive Vice President and Chief Financial Officer.

32* Section 1350 certifications by William S. Friedman, President and Chief Executive Officer, and Erin D. Pickens, Executive Vice President and Chief Financial Officer.

99.1*             Consolidated Financial Statements of Ansonia Apartments, L.P.


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

Dated: February 20, 2004                    By: /s/ William S. Friedman
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

Signature                                        Capacities In Which Signed                          Date
/s/ William S. Friedman                          President, Chief Executive Officer,                 February 20, 2004
---------------------------------------          Director, and Chairman of the Board                 ------------------
William S. Friedman                              (Principal Executive Officer)

/s/ Erin D. Pickens                              Executive Vice President and                        February 20, 2004
---------------------------------------          Chief Financial Officer                             ------------------
Erin D. Pickens                                  (Principal Financial and
                                                 Accounting Officer)

/s/ Willie K. Davis                              Director                                            February 20, 2004
---------------------------------------                                                              ------------------
Willie K. Davis

/s/ Lance Liebman                                Director                                            February 20, 2004
---------------------------------------                                                              ------------------
Lance Liebman

/s/ Robert C. Rohdie                             Director                                            February 20, 2004
---------------------------------------                                                              ------------------
Robert C. Rohdie

/s/ Robert P. Rothenberg                         Director                                            February 20, 2004
---------------------------------------                                                              ------------------
Robert P. Rothenberg

/s/ Lawrence G. Schafran                         Director                                            February 20, 2004
---------------------------------------                                                              ------------------
Lawrence G. Schafran

/s/ Raymond V.J. Schrag                          Director                                            February 20, 2004
---------------------------------------                                                              ------------------
Raymond V. J. Schrag

/s/ Carl B. Weisbrod                             Director                                            February 20, 2004
---------------------------------------                                                              ------------------
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

21.1*             Subsidiaries of the Registrant.

31.1* Rule 13a-14(a) certification by William S. Friedman, President and Chief Executive Officer.

31.2*             Rule 13a-14(a) certification by Erin D. Pickens, Executive
                  Vice President and Chief Financial Officer.

32* Section 1350 certifications by William S. Friedman, President and Chief Executive Officer, and Erin D. Pickens, Executive
                  Vice President and Chief Financial Officer.

99.1*             Consolidated Financial Statements of Ansonia Apartments, L.P.



* Filed herewith