Form 10-K
period 2003-12-31
TARRAGON REALTY INVESTORS INC
filed 2004-03-12
CIK 1038217

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(mark one)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                                             -----------------
                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM __________________ TO_____________________

                         COMMISSION FILE NUMBER 0-22999
                                                -------

                         TARRAGON REALTY INVESTORS, INC.
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             NEVADA                                            94-2432628
-------------------------------                         ------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

1775 BROADWAY, 23RD FLOOR, NEW YORK, NY                          10019
----------------------------------------                ------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code   (212) 949-5000
                                                    ----------------

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE
                 10% CUMULATIVE PREFERRED STOCK, $.01 PAR VALUE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes _X_ No ___

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the price of the last trade as reported by the National Association of Securities Dealers Automated Quotation System as of June 30, 2003 (the last business day of registrant's most recently completed second fiscal quarter) was an aggregate value of $92,679,135 based upon a total of 6,369,700 shares held as of June 30, 2003, by persons believed to be non-affiliates of the Registrant. The basis of this calculation does not constitute a determination by the Registrant that any persons or entities are affiliates of the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended. As of March 4, 2004, there were 14,954,739 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission for Registrant's 2003 Annual Meeting of Shareholders to be held in June 2004 are incorporated by reference into Part III.

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K

                                                                                  Page
                                  PART I

Item 1.   Business..............................................................    3

Item 2.   Properties............................................................   18

Item 3.   Legal Proceedings.....................................................   28

Item 4.   Submission of Matters to a Vote of Security Holders...................   28

                                  PART II

Item 5.   Market for Registrant's Common Equity
             and Related Stockholder Matters....................................   29

Item 6.   Selected Financial Data...............................................   30

Item 7.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations..............................................   31

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk............   49

Item 8.   Financial Statements and Supplementary Data...........................   50

Item 9.   Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure...............................................   98

Item 9A.  Controls and Procedures...............................................   98

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant....................   99

Item 11.  Executive Compensation................................................   99

Item 12.  Security Ownership of Certain Beneficial Owners and Management........   99

Item 13.  Certain Relationships and Related Transactions........................   99


                                  PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K......  100

          Signature Page........................................................  102

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Tarragon Realty Investors, Inc., is a real estate owner, developer, and builder of homes with over 30 years of experience developing, renovating, operating, and selling properties. During 2003, we delivered 282 homes with an average price of $187,000 per home and 29 single-family lots with an average price of $43,000 per lot. At December 31, 2003, we had 18 residential communities with 2,257 homes or home sites under development in four states and a backlog of signed contracts for 774 homes valued in excess of $200 million. As of December 31, 2003, we also had interests in 14,345 rental apartment units in 62 residential communities and
1.2 million square feet of office and retail space, located in 14 states, primarily in Florida, Connecticut, and Texas. For more detailed information about our rental and for-sale communities, please see ITEM 2. "PROPERTIES."

We operate through two business segments:

     o Homebuilding Division develops, renovates, builds, and markets homes in high-density, in-fill locations and in master planned communities and develops and sells lots in single-family subdivisions.

     o Investment Division owns, acquires, and operates residential and commercial rental properties, including almost 5,000 garden apartment homes in communities built by Tarragon.

Over the past seven years, we have substantially increased our investment in homebuilding and development. Homebuilding is now the main focus of our business in terms of financial investment and human capital. Over two-thirds of our general overhead is now directly related to the homebuilding division. Because of the long lead time for large projects in urban areas, we are just starting to recognize revenues from some of our earliest projects, which began in 2000. In 2003, our for-sale homebuilding revenue reached $154 million (including unconsolidated ventures) compared to $26 million in 2002. Beginning this year, we report development of for-sale housing and development of rental communities together because of their many similarities in terms of personnel, procedures and skill sets.

Operationally, there is substantial beneficial overlap between the two divisions, and each is stronger and more efficient because of the presence of the other. Our asset and property managers who oversee the Investment Division provide our developers with real time market data and participate actively in decisions relating to the development of rental and, to a lesser extent, for-sale properties. We believe that this close involvement of property managers contributed to the success of Tarragon's most recent rental developments. The Vintage Cottage Apartments in Orlando, Florida, which opened for rental in April 2003, achieved higher than forecast rents and a quicker lease-up, in part because of suggested product improvements from the Investment Division. On the other hand, the Homebuilding Division has contributed its expertise in purchasing appliances, carpeting, hardware, and cabinets to lower costs for the Investment Division. Furthermore, executives and engineers in the Homebuilding Division have materially helped reduce capital expenditures in the Investment Division through better planning and bidding renovation contracts.

A description of the two segments and financial and other related information can be found in NOTE 14. "SEGMENT REPORTING" in the Notes to Consolidated Financial Statements found at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

OBJECTIVES AND INVESTMENT POLICIES

Our business objective is to increase stockholder value through the application of management skill, experience, market knowledge, and strategic deployment of capital. We describe below the strategies we employ in each of our business segments to achieve this objective.

Homebuilding Division

Our homebuilding division concentrates on five distinct product types.

     o Luxury mid- and high-rise condominiums. These properties are designed from the ground up to offer a luxurious life-style to discriminating purchasers. For example, homes at Las Olas River House, a 42 story,
          1.2 million square foot tower in downtown Ft. Lauderdale, FL, feature high ceilings, oversized rooms, opulent bathrooms, and prices ranging from $300,000 to over $5,000,000. Development, construction, and sale of these projects takes three to five years or more. Besides Las Olas River House, with 287 apartments, Tarragon's projects in this category include Alta Mar, with 131 units and a marina in Ft. Myers, Florida, The Metropolitan in Sarasota, Florida, with 124 units all over 3,400 square feet, and several buildings in northwestern Hoboken and Edgewater, New Jersey.

     o Condominium conversions. For these properties, Tarragon acquires a residential rental property either from the Investment Division or from a third party and sells the individual apartments. Before selling, Tarragon typically renovates or rebuilds the property to make it attractive to homebuyers. Condominium conversions typically produce revenue within twelve months. Prices in Tarragon's condominium conversions range from $130,000 to $890,000, depending largely on size, location, and view. Tarragon's active conversion projects include Tuscany on the Intracostal in Boynton Beach, FL, which Tarragon purchased in June 2003, 5600 Collins Avenue in Miami Beach, Florida, which is sold out except for four penthouse apartments, and Pine Crest in Ft. Lauderdale, Florida. The latter two projects were previously in the Tarragon Investment Division. Tarragon expects to acquire a fourth Florida condominium conversion property with 231 apartments in March 2004. Tarragon's property managers are helpful in identifying and evaluating opportunities in this area. They also manage conversion properties until a majority of the apartment homes are sold.

     o Townhomes, carriage houses, and low-rise condominiums. Tarragon's projects in this area typically involve locations adjacent to fully developed areas and include Venetian Bay in Orlando, Florida, Cheekwood homes in Nashville, Tennessee, and Warwick Grove in Warwick, New York. Prices range from $149,000 for a three bedroom, fully furnished holiday villa at Venetian Bay near Disney World in Orlando, Florida, to over $1,000,000 for a carriage house adjacent to Warner Park in Nashville, Tennessee. We also include in this product type age-restricted developments such as Warwick Grove, a 214 home, traditional new development in Warwick, New York.

     o Development of low- and mid-rise rental apartment communities. Tarragon typically builds rental properties to add to the Investment Division on completion and rent-up. These include luxury garden apartments, such as the 296 unit Vintage Cottage Apartments in Orlando, Florida, and the 390 unit Vintage at Abacoa in Jupiter, Florida. Tarragon is also the developer for 1118 Adams, a 90 unit affordable tax credit project in Hoboken, New Jersey.

     o Renovation and repositioning of older, rental apartments. Tarragon and its senior executives have specialized in these projects for several decades. Tarragon's Connecticut apartment portfolio is an example of this type of activity. Tarragon and its partners acquired eleven apartment communities between 1997 and 1999, all of which suffered from neglect, poor management, and physical obsolescence. Through well-coordinated physical improvements, sensitive management, and aggressive marketing, these older properties generated sustained increases in net operating income of 16% annually from their acquisition through December 31, 2003. Tarragon continues to look for promising "turn around" properties for acquisition in Connecticut, Florida, and Texas.

Leveraging Experience and Relationships

Our homebuilding activities have grown out of the experience of Tarragon executives in commercial and residential development, real estate finance, and property management. For example, our top three executives, William S. Friedman, Robert Rohdie, and Robert Rothenberg, have a collective 80 years' experience developing and repositioning residential and commercial properties. The expertise and industry contacts developed through these activities is particularly relevant to the development of high density, in-fill residential communities which often requires a complex blend of political, design, construction, finance, and marketing skills. Many of Tarragon's developments are part of governmental redevelopment plans. Our high-density projects in Hoboken, New Jersey, Ft. Lauderdale and Sarasota, Florida and Warwick, New York, for example, all involved extensive interaction with local officials whose approval was required for many different aspects of these developments. Such projects also involve substantial community input and review by many different governmental agencies. We believe that the complexity and cost of the planning and approval process gives an advantage to well-financed and experienced developers such as Tarragon. In addition, we believe local officials often prefer to deal with developers who can demonstrate staying power, a history of success, and the transparency of a publicly held company.

Target Marketing

Many of our communities are targeted at highly defined market segments. Our Warwick, New York, community is designed for and exclusively marketed toward adults, age 55 or older, presently residing in a single-family home within 15 miles of Warwick. Our luxury condominiums in Hoboken are marketed to young professionals primarily under 30. Other communities in planning will be targeted toward even more defined market segments in keeping with the more varied lifestyles often associated with the urban areas in which most of our homebuilding is concentrated.

We believe the urban in-fill segment of the homebuilding business will continue to see rapid growth due to a number of factors. Scarcity of suburban land for development and increased restrictions and controls on growth in many areas are channeling a large share of new construction into urban areas. Demographic trends of increased immigration, smaller households, and later marriages produce increased demand in urban as opposed to suburban areas. At the same time, many young people in urban areas such as Hoboken, New Jersey, who might ordinarily have rented are eager prospects for ownership because of the recent investment performance of residential real estate and the availability and low cost of mortgage financing.

Tarragon has several competitive advantages in the urban in-fill markets in which we have chosen to compete. First, Tarragon's executives are familiar with the greater complexity of doing business in these markets, and

Tarragon can make the greater investment that such complexity requires with a greater sense of certainty of success. Second, as a relatively small public company, Tarragon's senior executives are able to be personally involved in prospective projects from the outset, which is especially effective when dealing with sellers and local political decision makers.

Finally, the fact that Tarragon is active in many different property types is often an advantage. In Hoboken, for example, the city council wanted to include affordable housing in the northwest Hoboken redevelopment zone. Tarragon's experience as owner of over 1,000 affordable apartment units gave us a decided advantage over our competitors, who had no such experience. This was one factor that led to the designation of Tarragon and its partners as sole redeveloper of a portion of the northwest Hoboken redevelopment zone by the city. This designation entitles us, for those properties we do not already control, to request the city to exercise eminent domain on our behalf. Increasingly, most large projects in urban areas involve a combination of uses. Our experience owning and occasionally developing retail and office properties is valuable in evaluating opportunities to develop mixed use projects and gives more credibility to our proposals.

Site Selection, Design, and Construction

We generally contract to acquire land for development subject to or after receiving zoning and other approvals to reduce development related risk and preserve capital. Prior to closing the purchase, we will take our design through the approval process, or we will assist the owner in doing so. For our projects in less supply-constrained markets, we seek sites that have unique features and amenities, such as golf courses, nature preserves, water views, and proximity to employment and shopping, in markets where we have knowledge and management expertise. For our projects in supply-constrained markets, like Hoboken or Edgewater, New Jersey, we are more concerned with obtaining sites with a cost which makes development economically attractive.

Our strategy is to use creativity and flexibility in design to produce the most cost-efficient and profitable design for each location. We commence the design and planning by conducting extensive research relating to the market, customer base, product requirements, pricing, and absorption. Our research effort is directed by a dedicated project manager specializing in mid- or high-rise development in conjunction with our in-house marketing department. Based on the results of this research, we organize an experienced team of architects, engineers, and specialty consultants, including our in-house marketing and sales professionals, under the leadership of the project manager to create the design of the structure. We also contract for the services of an experienced third party general contractor during the early stages of design to assist in design, value engineering, and the estimation of construction costs. We design our communities with amenity packages that meet the lifestyle needs of our targeted market. These amenities encompass such diverse offerings as luxurious clubhouses, state-of-the-art fitness centers, indoor basketball courts, resident business centers, and exercise trails. We retain bonded general contractors and assign full-time on-site project supervisors to monitor construction progress and quality. Property management is involved in each rental project from its planning stages to ensure a smooth transition into leasing and operations.

Marketing and Sale Strategy

We use a variety of techniques to attract prospective purchasers of our for-sale homes. Targeting first-time, move-up, pre-retirement, and affluent second homebuyers, we develop and execute multi-media marketing plans for our homes and communities. We employ an experienced staff of marketing professionals who supervise and coordinate third-party copywriters, creative art directors, and graphic designers who are responsible for the design and development of most of our marketing materials and advertising messages, including newspaper and magazine print, direct mail, and billboards. Much of our traffic is generated from our property-specific web sites which give future residents and sales prospects a virtual tour of our property, as well as descriptions of the amenities, floor plans, and area information. Brochures, scaled architectural models, walk-in kitchen and bathroom models, and other marketing materials are used to assist sales associates in explaining and demonstrating the residences to be built. We use an in-house sales team or an outside marketing and sales team as dictated by each market.

We commence our sales program prior to completion of the construction of our communities. Purchasers enter into sales contracts for their respective homes and are required to pay us a deposit of 10% to 20% of the purchase price. Purchasers are entitled to cancel purchase agreements within specified periods after execution in accordance with local statutory requirements. After the expiration of the statutory rescission period, the deposit becomes non-refundable. However, purchasers generally have no obligation beyond their deposit in the event of default.

In certain instances, we take non-binding reservations for our homes prior to state approval of our condominium documents. These reservations require a deposit, which is refundable. Upon approval of our condominium documents, we convert our reservations to sales contracts. We use the reservation system strategically to monitor pent-up demand for our homes, fine-tune our asking prices, and get an early read on the market preferences as to unit types and upgraded decorative finishes.

The closing of a home usually occurs 60-90 days after the later of the contract date or notification that the construction of the home is complete and has the required local statutory occupancy approvals.

In 2003, we formed Tarragon Mortgage Company to provide our homebuyers competitive financing. Tarragon Mortgage acts as a mortgage broker and agent of various lenders but does not itself fund or hold any mortgages. We began closing loans in 2004.

Financing

We generally finance our development activities through acquisition, development, and construction loans, with the required equity from internally generated funds. These loans generally require a payment guaranty from Tarragon and may require a minimum number of executed sales contracts prior to funding.

Mortgage financing proceeds and proceeds from the sale of properties generated by the Investment Division have also been significant sources of funding for our homebuilding activities to date. See the discussion below in "Disposition Strategy" and "Financing Strategy" for the Investment Division.

Investment Division

Our investment portfolio of stabilized apartment communities and commercial properties is the largest segment in terms of assets. The Division has 12,805 stabilized apartments (4,374 owned through unconsolidated partnerships and joint ventures) located primarily in Florida, Connecticut, and Texas. The apartments range from one to thirty-eight years old, and the average age of the portfolio is fourteen years. Over the past six years, Tarragon has developed almost 5,000 new market-rate apartments for its own portfolio.

New rental communities are typically targeted to the upscale renter in suburban locations. Amenities in these communities range from elegant clubhouses, swimming pools, and indoor recreational courts, to state-of-the-art fitness centers and community business centers.

We invest capital in the balance of our portfolio to maximize economic performance of the properties. Many of the older properties have been upgraded and repositioned over the past ten years to meet the needs of the middle-market renters. Substantially all of our 2,549 Connecticut apartments, for example, which average over 30 years old, have been upgraded and repositioned over the last six years.

Our Investment Division also includes approximately 1.2 million square feet, of which 267,000 square feet are owned through unconsolidated partnerships and joint ventures, in seven office buildings and ten retail properties. We believe our experience with commercial properties enables us to evaluate and undertake mixed-use developments such as our proposed 240-unit condominium and 170,000 square foot shopping center in East Hanover, New Jersey.

Funds generated by the operation, sale, or refinancing of properties in the investment portfolio support our overhead and finance our development activities. Our goal is to increase revenue and enhance the value of our investment portfolio through intensive management and consistent capital improvements.

Acquisition Strategy

We seek to improve the quality of our overall investment portfolio through selective and opportunistic acquisitions. We expect the number of acquisitions to vary greatly depending on market conditions. We generally target investment opportunities in markets where we already have a presence both for the anticipated return from the asset and to enhance the efficiency of our existing portfolio. Such opportunities include under-managed and under-performing apartment communities for which our capital investment and management attention are expected to result in higher occupancy and rents. In evaluating potential acquisitions, we place the greatest weight on our subjective forecast of the future return on investment, adjusted for risk. We adjust our investment focus from time to time to adapt to changes in markets and phases of the real estate cycle and to take advantage of market inefficiencies. The actual number and mix of types of income-producing real estate and real estate interests we acquire will therefore depend on market conditions and other circumstances existing at the time of acquisition, as well as the availability of capital. See "Financing Strategy" below. During the past three years, we have purchased only two investment apartment communities. However, we continue to seek out and evaluate Investment Division opportunities.

Management Strategy

We manage our apartment communities with a focus on adding asset value rather than maximizing cash flow. Capital improvement decisions are based on the expected return on investment. Engineers in our Homebuilding Division regularly plan and supervise capital projects at our rental properties.

We have implemented programs to optimize revenue generated by our properties. We utilize daily value pricing and lease inventory management in order to optimize rental revenue. We have also developed programs to enhance ancillary income from cable television, telephone service, high-speed internet services, upgraded laundry facilities, and vending machines.

We utilize purchasing scale by taking advantage of our homebuilding pricing and negotiating skills, in addition to utilizing national and/or regional accounts for bulk purchasing to benefit from favorable pricing offered by such programs.

Disposition Strategy

Selective dispositions have been a part of our strategy to create an efficient investment portfolio and to provide another source of capital for homebuilding activities. We seek to sell properties that are not strategically located and for which alternate investment of the sale proceeds will produce higher returns than those we would capture by continuing to hold the property. Please see the discussion under "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations for information about sales of properties during the past three years.

Financing Strategy

We finance acquisitions and capital improvements largely through non-recourse mortgages, internally generated funds, and, to a lesser extent, property sales. We expect these sources to provide the bulk of funds for future investments. Nevertheless, the availability and cost of credit are key factors in our ability to continue to make new investments.

We may acquire properties which are subject to existing indebtedness and assume such indebtedness. More often, however, we finance our acquisitions through new mortgage loans. If we cannot obtain financing on acceptable terms or such financing is otherwise unavailable, we may purchase a property for cash with the intent of obtaining a mortgage loan for a portion of the purchase price at a later time, or we may borrow on our existing lines of credit to fund short-term liquidity needs. Please see the discussion under "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations for information about our borrowing activities during the past three years. Also, please see NOTE 4. "NOTES, DEBENTURES, AND INTEREST PAYABLE" in the Notes to Consolidated Financial Statements for information about our mortgages and other notes payable.

We regularly refinance assets in our investment portfolio in order to monetize the increased property value created through consistent capital improvements and aggressive management. In the past few years, the proceeds of such financings have been used in homebuilding activities. For apartment communities which may be future candidates for conversion to condominium homes for sale, we use floating rate financing to allow for flexibility in repayment.

CAPITAL MARKET TRANSACTIONS

We may offer debt or shares of our common or preferred stock to the public to raise capital for general corporate purposes, including, without limitation, repayment of debt, the acquisition of additional properties, and the development of currently planned or future projects, or in private transactions in exchange for property. In January 2001, Tarragon issued 25,000 shares of 10% Cumulative Preferred Stock in connection with our acquisition of Accord Properties Associates, LLC. See NOTE 15. "ACQUISITION OF ACCORD PROPERTIES ASSOCIATES, LLC" in the Notes to Consolidated Financial Statements. In July 2003, Tarragon issued 195,815 shares of 10% Cumulative Preferred Stock in connection with the purchase of homebuilding inventory. See NOTE 6. "10% CUMULATIVE PREFERRED STOCK" in the Notes to Consolidated Financial Statements for more information about the preferred stock.

COMPETITION

The homebuilding industry and real estate development is highly competitive. We compete against numerous developers and others in the real estate business in and near the markets where our communities are located. Therefore, we may be competing for investment opportunities, financing, available land, and potential buyers with entities that may possess greater financial, marketing, or other resources. Nevertheless, our size permits our most senior, most experienced executives to participate directly in acquisition negotiations and decisions. Contact with ultimate decision makers is particularly important in convincing sellers that their acceptance of an offer from us will result in a completed transaction. Moreover, the speed with which we are able to act is often a factor in closing a purchase.

Ownership of rental properties in which we invest is highly fragmented among individuals, partnerships, and public and private entities. No single entity or person dominates the market for such opportunities. We believe that there is and will continue to be a strong demand for housing in the markets where we seek additional investments and that attractive investment opportunities will continue to be available.

RISKS RELATED TO TARRAGON

WE ARE HIGHLY LEVERAGED AND MAY NOT BE ABLE TO MEET OUR DEBT SERVICE
OBLIGATIONS.

We had total indebtedness at December 31, 2003, of approximately $469 million plus $394 million of debt in unconsolidated partnerships and joint ventures. Substantially all of our assets have been pledged to secure debt. These borrowings increase our risk of loss because they represent a prior claim on our assets and require fixed payments regardless of profitability. To service this debt, we will have to use cash flow from operations. Our highly leveraged position makes us vulnerable to changes in economic conditions and may limit our ability to capitalize on significant business opportunities in the future.

OUR NET INCOME HAS FLUCTUATED IN THE PAST AND MAY CONTINUE TO DO SO IN THE
FUTURE.

Although our total annual revenues have increased between 1999 and 2003, we have periodically experienced significant increases in our interest and depreciation expenses resulting from increases in mortgage indebtedness and property acquisitions. As a result and as reflected in our historical financial statements, unless such increased expenses are offset by gains from sales of real estate, our net income has tended to fluctuate from year to year during such five-year period. There can be no assurance that our future net income will continue to increase on a steady basis over current levels, especially as we expect to continue to actively engage in property development and mortgage refinancing activities.

As of December 31, 2003, we had approximately $275 million of variable rate debt plus $201 million of variable rate debt in unconsolidated partnerships and joint ventures. We may incur additional variable rate indebtedness in the future. Accordingly, increases in interest rates could materially increase our interest expense, which could adversely affect our results of operations and financial condition.

WE MAY REQUIRE SIGNIFICANT ADDITIONAL FINANCING WHICH MAY NOT BE AVAILABLE ON COMMERCIALLY FAVORABLE TERMS, IF AT ALL.

We depend primarily on external financing to fund the growth of our business. Although we currently have adequate cash resources and positive cash flow, we intend to use substantial portions for:

     o    new construction and development;
     o    condominium conversions;
     o    property acquisitions; and
     o    working capital.

In addition, we require substantial cash flow to meet interest payment obligations on indebtedness and other borrowings. If we are unable to generate sufficient cash flow from operations to satisfy these obligations, or if we are required to make any substantial principal repayments, we may have to refinance some or all of our debt or sell assets. If we default on secured indebtedness, the lender may foreclose and we could lose our entire investment in the asset securing the loan.

We cannot predict whether additional sources of financing will be available in the future or the cost of such financing. Our access to debt or equity financing depends on banks' willingness to lend and on conditions in the capital markets, and we may not be able to secure additional sources of financing on commercially acceptable terms, if at all.

WE MAY NEED TO SELL PROPERTIES FROM TIME TO TIME FOR CASH FLOW PURPOSES.

Because of the lack of liquidity of real estate investments generally, our ability to respond to changing circumstances may be impaired. Real estate investments generally cannot be sold quickly. In the event that we must sell assets to generate cash flow, we cannot predict whether there will be a market for those assets in the time period we desire or need to sell them, or whether we will be able to sell them at a price that will allow us to fully recoup our investment. We may not be able to realize the full potential value of our assets, and we may incur costs related to the early pay-off of the debt secured by such assets.

WE ACQUIRE NEW PROPERTIES FROM TIME TO TIME.

We regularly consider acquiring additional properties. Acquisitions involve several risks, including but not limited to the following:

     o Acquired properties may not perform as well as we expected or ever become profitable.

     o Improvements to the properties may ultimately cost significantly more than we had estimated.

     o The costs of evaluating properties that are not acquired cannot be recovered.

OUR HIGH DEBT LEVERAGE MAY PREVENT US FROM RESPONDING TO CHANGING BUSINESS AND ECONOMIC CONDITIONS.

Our high degree of debt leverage could limit our ability to obtain additional financing or adversely affect the market price of our common stock.

We have a relatively high ratio of debt, a majority of which is non-recourse mortgage debt, to total market capitalization, which was approximately 1.37 at December 31, 2003, based on the market value of our outstanding common and preferred stock and outstanding mortgage and other debt at that date. Our high leverage may adversely affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions, development, or other general corporate purposes and may make us more vulnerable to a downturn in the economy generally.

We do not expect to repay a substantial amount of the outstanding principal of our debt prior to maturity or to have funds on hand sufficient to repay this debt at maturity. As a result, it will be necessary for us to refinance our debt through new debt financing or through additional equity offerings. If interest rates are higher at the time of refinancing, our interest expense would increase, which would adversely affect our results of operations and cash flow. In addition, in the event we were unable to secure refinancing on acceptable terms, we might be forced to sell properties on unfavorable terms, which could result in the recognition of losses and could adversely affect our financial position, results of operations, and cash flows. If we were unable to make the required payments on, or refinance when due, any debt secured by a mortgage on one of our properties, the mortgage lender could take that property through foreclosure and, as a result, we could lose income and asset value.

We cannot assure you that we will be able to refinance this debt, obtain renewals or replacement of credit enhancement devices, such as a letter of credit, or otherwise obtain funds by selling assets or by raising equity. Our inability to repay or refinance when the debt becomes due could cause the mortgage lender to foreclose on those properties.

As of the date of this annual report on Form 10-K, we have no mortgages that are past their stated maturity date. From time to time, a non-recourse mortgage may become past due, and, if we are unsuccessful in negotiating an extension or refinancing, the lender could commence foreclosure proceedings.

ANY RISE IN INTEREST RATES WOULD INCREASE OUR INTEREST COSTS.

An increase in interest rates will increase the interest expense associated with our floating-rate debt and the refinancing of any fixed-rate debt originally financed at a lower rate. At December 31, 2003, including properties accounted for on the equity method, a 100 basis point increase in interest rates would have increased the pre-tax interest cost of our variable-rate debt by approximately $3.2 million (including both mortgage debt and corporate borrowings) at our share.

THERE IS RISK IN USING DEBT TO FUND PROPERTY ACQUISITIONS.

We have used debt to acquire properties and expect to continue to do so in the future. Although the use of debt (known as "leverage") is common in the real estate industry, our use of debt to acquire properties exposes us to financial risks. If the occupancy of the properties in our Investment Division drops significantly, and we do not have sufficient cash to pay principal and interest on our mortgage debt, we could default on our mortgage obligations. If for any reason we fail to make our mortgage payments, lenders could declare us in default and foreclose on our properties.

WE ARE DEVOTING INCREASING RESOURCES TO THE DEVELOPMENT OF NEW PROJECTS.

We plan to continue developing new projects as opportunities arise in the future. Development and construction activities entail a number of risks, including but not limited to the following:

     o We may abandon a project after spending non-recoverable time and money determining its feasibility.

     o    Construction costs may materially exceed our original estimates.

     o The revenue from a new project may not be enough to make it profitable or generate a positive cash flow.

     o We may not be able to obtain financing on favorable terms for development of a property, if at all.

     o We may not complete construction and lease up on schedule, resulting in increased development costs.

     o We may not be able to obtain, or may be delayed in obtaining, necessary governmental permits.

WE PLAN TO DEVOTE INCREASING AMOUNTS OF CAPITAL TO HOMEBUILDING AND CONDOMINIUM CONVERSIONS.

Expansion into homebuilding and condominium conversion is a relatively new segment of our operations. It involves risks associated with the sale of property to individuals, in addition to all the other risks of construction and development. Condominium conversions require substantial legal processes and costs, which may not be recovered. Some units may be difficult to sell, requiring a substantial discount from our asking price. We may be left with unsold inventory that cannot be rented, and the expenses and carrying costs associated with ownership of those units will continue.

PROPERTY OWNERSHIP THROUGH PARTNERSHIPS AND JOINT VENTURES GENERALLY LIMITS OUR CONTROL OF THOSE INVESTMENTS.

We have investments in 24 unconsolidated partnerships or joint ventures. The outside partners have significant participating rights, as defined by the Financial Accounting Standards Board's Emerging Issues Task Force in its 96-16 Abstract, or important rights, as defined by the American Institute of Certified Public Accountants'

Statement of Position 78-9. Partnership or joint venture investments involve risks not otherwise present for investments made solely by us, including the possibility that our partners might become bankrupt, might have or develop different interests or goals than we do, or might take action contrary to our instructions, requests, policies, or investment objectives. Another risk of partnership investments is the possibility of an impasse on decisions, such as a sale or refinance, or disputes with our partners over the appropriate pricing and timing of any sale or refinance. There is no limitation under our organizational documents as to the amount of funds that may be invested in partnerships or joint ventures.

THE REGIONAL CONCENTRATION OF OUR ASSETS MAY INCREASE THE EFFECTS OF ADVERSE TRENDS IN THOSE MARKETS.

A substantial number of our assets are located in Florida, Connecticut, New Jersey, and Texas. Due to this geographic concentration, a deterioration in economic conditions in these specific markets could have a materially adverse effect on our business.

OUR PROPERTIES MAY HAVE ENVIRONMENTAL CONTAMINATION.

Various federal, state, and local environmental laws, ordinances, and regulations subject property owners or operators to liability for the costs of removal or remediation of hazardous or toxic substances on real property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances. The presence of, or the failure to properly remediate, such substances may adversely affect the value of a property, as well as our ability to sell or rent it or to borrow using that property as collateral.

RISKS RELATED TO OUR INDUSTRY

OUR BUSINESS OVERALL IS SUBJECT TO ALL OF THE RISKS ASSOCIATED WITH THE REAL ESTATE INDUSTRY.

Tarragon is subject to all the risks incident to investment in real estate, many of which relate to the general lack of liquidity of real estate investments, including, but not limited to:

     o    changes in general or local economic conditions;

     o changes in interest rates that may make our ability to satisfy our debt service requirements materially more burdensome;

     o lack of availability of financing that may render the purchase, sale, or refinancing of a property more difficult or unattractive;

     o changes in real estate and zoning laws, which may restrict, delay, or prevent planned developments;

     o    increases in real estate taxes and insurance costs;

     o    federal or local economic or rent control; and

     o    floods, earthquakes, and other similar natural disasters.

OUR BUSINESS IS HIGHLY COMPETITIVE.

The real estate business is highly competitive, and we compete with numerous entities engaged in real estate activities that have investment objectives similar to ours, greater financial resources, and better name recognition than we do. This competition may result in increased prices for suitable investments and may impair our ability to make acquisitions or develop projects on favorable terms in the future.

SOME OF OUR POTENTIAL LOSSES MAY NOT BE COVERED BY INSURANCE.

We believe that the real estate assets we own are adequately covered by insurance. However, certain types of losses, generally of a catastrophic nature, may be uninsurable or not economically insurable. These excluded risks generally include war, earthquakes, floods, terrorism, environmental liabilities, and punitive damage judgments. If any of these kinds of losses occur and are not covered by insurance, our business could be materially adversely affected.

RISKS CONCERNING CONTROL BY SENIOR MANAGEMENT

OUR PRINCIPAL STOCKHOLDERS EFFECTIVELY CONTROL CORPORATE ACTIONS.

William S. Friedman, our Chairman of the Board, President, and Chief Executive Officer, and his wife, Lucy N. Friedman, our principal stockholder, together with members of their family, control approximately 44.5% of our outstanding common stock. Accordingly, Mr. and Mrs. Friedman and their family are in a position to elect a number of the members of our Board of Directors and have substantial influence over our management and affairs. In addition, they effectively have veto power over a broad range of corporate actions requiring more than a simple majority vote presently contained in our Articles of Incorporation, including, without limitation, mergers, business combinations, change-in-control transactions, substantial asset sales, and other similar and extraordinary corporate transactions that can affect the value of our company.

WE HAVE AND CONTINUE TO ENGAGE IN TRANSACTIONS WITH RELATED PARTIES.

We have engaged in the past, and continue to engage currently, in transactions with related parties. These related party transactions include ongoing financial arrangements with several members of our Board and senior management, including a $20 million unsecured line of credit facility extended to us by affiliates of Mr. and Mrs. Friedman, which was approved by our Board of Directors. Our Articles of Incorporation generally permit related party transactions if approved by a majority of our independent directors.

OUR GOVERNING DOCUMENTS CONTAIN ANTI-TAKEOVER PROVISIONS THAT MAY MAKE IT MORE DIFFICULT FOR A THIRD PARTY TO ACQUIRE CONTROL OF TARRAGON.

Our Articles of Incorporation contain provisions designed to discourage attempts to acquire control of Tarragon by merger, tender offer, proxy contest, or removal of incumbent management without the approval of our Board of Directors. As a result, a transaction which otherwise might appear to be in your best interests as a stockholder could be delayed, deferred, or prevented altogether, and you may be deprived of an opportunity to receive a premium for your shares over prevailing market prices. The provisions contained in our Articles of Incorporation include:

     o the requirement of an 80% vote to make, adopt, alter, amend, change, or repeal Tarragon's Bylaws or certain key provisions of Tarragon's Articles of Incorporation that embody, among other things, the aforementioned anti-takeover provisions;

     o the requirement of a 66.66% super-majority vote for the removal of a director from the Board of Directors and certain extraordinary transactions; and

     o    the inability of stockholders to call a meeting of stockholders.

Our Board of Directors and management control approximately 47.5% of our outstanding common stock. In light of this, these anti-takeover provisions could help entrench the Board of Directors and may effectively give our management the power to block any attempted change in control of Tarragon.

COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

In 2003, in connection with the condominium conversion of Pine Crest Village at Victoria Park, we began and completed remediation of asbestos-containing materials for a total cost of $800,000.

POLICY WITH RESPECT TO CERTAIN ACTIVITIES

In the past, we have held mortgages secured by real estate as investments, although additions to mortgage notes receivable during the past three years have been insignificant. Mortgage notes and interest receivable currently comprise less than 1% of our assets. We have no present intention of investing in additional real estate mortgages except to the extent that we may acquire a mortgage for the purpose of foreclosing on the asset securing it and holding that asset for investment. We also may make mortgage loans in connection with the sale of our real estate.

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

We have in the past, and may in the future, repurchase or otherwise acquire our own common stock on the open market or through private transactions. See NOTE 5. "COMMON STOCK REPURCHASE PROGRAM" in the Notes to Consolidated Financial Statement for a discussion of common stock repurchases during the past three years and authorization for repurchases as of December 31, 2003.

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

Tarragon has approximately 430 employees, including 280 site-level property employees (such as property managers and maintenance staff) and 150 corporate employees.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Part III of this 10-K is incorporated by reference to a proxy statement to be filed with the SEC in connection with our annual meeting of stockholders to be held in June 2004. Information required by Item 10. "DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT" with respect to Directors will be included in our proxy statement. The following discussion sets for the information required by
Item 10. "DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT" with respect to Tarragon's executive officers.

William S. Friedman (60) has served as President, Chief Executive Officer and a director of Tarragon since April 1997. He has also been Chairman of the Board of Directors since December 2000. He previously served as a Trustee (from March
1988), Chief Executive Officer (from December 1993), President (from December
1988), acting Chief Financial Officer (from May 1990 to February 1991), Treasurer (from August to September 1989), and acting Principal Financial and Accounting Officer (from December 1988 to August 1989) of Vinland Property Trust (until July 1997) and National Income Realty Trust (until November 1998).

Robert C. Rohdie (63) has been director of Tarragon and President and Chief Executive Officer of Tarragon Development Corporation, a wholly owned subsidiary of Tarragon responsible for real estate development and renovation projects, since February 2000. Since 1988, Mr. Rohdie has also served as President of Rohdhouse Investments, Inc., his wholly owned real estate development company, which acted as Tarragon's joint venture partner in new construction and development projects from 1997 through 2000. Mr. Rohdie has been an attorney at law since 1965.

Robert P. Rothenberg (45) has been director and the Chief Operating Officer of Tarragon since September 2000. Mr. Rothenberg has been the managing member of APA Management LLC, a real estate investment and management company, since 1994. He is also a Managing Member of Ansonia LLC, which together with Tarragon has acquired over 2,600 apartments in the State of Connecticut since 1997. Mr. Rothenberg was a co-managing member of Accord Properties Associates, LLC, which managed the Ansonia portfolio in Connecticut and was acquired by Tarragon in January 2001.

James M. Cauley, Jr. (41) joined Tarragon as President of Tarragon South Development Corp., a wholly-owned subsidiary of Tarragon Realty Investors, Inc., responsible for the development of for-sale communities in Florida, in January 2004. Mr. Cauley previously served as President and Managing Partner of The Altman Companies, a regional owner, developer, and manager of luxury apartment communities, from December 2001 through February 2003, and as President of Altman Management Company from September 1996 through December 2001.

Chris Clinton (57) has been Senior Vice President - Commercial Asset Management of Tarragon and its predecessors, Vinland Property Trust and National Income Realty Trust, since March 1994. He also served as Vice President of Vinland Property Trust and National Income Realty Trust from October 1988 to March 1994.

Ron Leichtner (42) was appointed Vice President of Tarragon in March 2004. Mr. Leichtner previously served as a Managing Director of Tarragon from September 2002 through March 2004. Mr. Leichtner served as the chief financial officer of Batiz.com, a sales, marketing, and web design firm, and as the Managing Member of WHB Tennis and Sport LLC from July 2001 through September 2002. He served as Senior Vice President of Omni Development and its affiliate, Omni Funding Corporation, a privately held finance and real estate development group, from January 1985 through June 2001.

Kathryn Mansfield (43) has been Executive Vice President of Tarragon since December 1998 and Secretary and Corporate Counsel of Tarragon since May 1998. She also served as Vice President of Tarragon and its predecessor, National Income Realty Trust, from May 1998 to December 1998. Ms. Mansfield has been an attorney at law since 1984.

Todd C. Minor (45) has been Executive Vice President of Tarragon since November 2001 and Treasurer of Tarragon and its predecessors, Vinland Property Trust and National Income Realty Trust, since December 1996. he also served as Senior Vice President of Tarragon and its predecessors from March 1994 to December 1998 and Vice President from April 1991 to July 1993.

Erin D. Pickens (42) has been Executive Vice President and Chief Financial Officer of Tarragon since December 1998. She previously served as Vice President and Chief Accounting Officer for Tarragon and its predecessors, Vinland Property Trust and National Income Realty Trust, from September 1996 to November 1998. She served as Accounting Manager of Vinland Property Trust and National Income Realty Trust from June 1995 to August 1996. Ms. Pickens has been a Certified Public Accountant since 1990.

Charles Rubenstein (45) has been Executive Vice President of Tarragon since December 1998 and General Counsel since September 1998. He also served as Senior Vice President for Tarragon and its predecessor, National Income Realty Trust, from September 1998 to December 1998. Mr. Rubenstein has been an attorney at law since 1984.

Todd M. Schefler (47) became Executive Vice President - Development for Tarragon in January 2003. He also served as Senior Vice President - Development from May 2001 to December 2002, and as Vice President - Structured Transactions of Tarragon from January 2000 through May 2001. Prior to joining Tarragon, Mr. Schefler was employed by Burroughs Development Corporation of Paramus, New Jersey as a Senior Vice President - Acquisitions and Finance from April 1998 to December 1999, and as Vice President from April 1994 to August 1997.

Saul Spitz (52) joined Tarragon as Executive Vice President of Acquisitions in September 2000. He has been a member of APA Management LLC, a real estate investment and management company, since September 1994. he has also been a member of Ansonia LLC, which together with Tarragon has acquired close to 2600 apartments in the state of Connecticut, since November 1997. Mr. Spitz was a co-managing member of Accord Properties Associates, LLC, which managed the Ansonia portfolio in Connecticut, from 1998 through January 2001, when it was acquired by Tarragon.

Eileen A. Swenson (53) joined Tarragon as President of Tarragon Management, Inc. in September 2000. Ms. Swenson founded and served as President of Accord Properties Associates, LLC and its predecessor, Accord Ventures, Inc., from August 1994 through January 2001, when it was acquired by Tarragon. Ms. Swenson has been a Certified Property Manager since 1987.

William M. Thompson (44) became Executive Vice President - Operations in March 2003. He joined Tarragon as Executive Vice President and Chief Information Officer in September 2000. He served as Chief Financial Officer of Accord Properties Associates, LLC from August 1998 through January 2001, when it was acquired by Tarragon. Mr. Thompson has been a Certified Public Accountant since 1982.

ITEM 2. PROPERTIES

At December 31, 2003, our real estate portfolio had 87 properties, including 62 apartment communities, eight office buildings, ten retail properties, and seven tracts of land. Unconsolidated joint ventures owned 25 of the 87 properties. We also had five consolidated and six unconsolidated active for-sale communities, six consolidated single-family home site developments, and a consolidated cabin-site development. Tarragon, or the consolidated or unconsolidated subsidiaries, partnerships, or joint ventures that own the properties, generally have fee simple title to these properties, and most of them are pledged to secure mortgages. For a detailed listing of these mortgages, see the table below entitled "Mortgage Loans Secured by Owned Properties." We believe our properties are adequately covered by liability and casualty insurance, consistent with industry standards.

The following tables summarize information about our rental apartment and for-sale communities. Tarragon's ownership interest is presented for communities owned through unconsolidated joint ventures. Dollar amounts are in thousands.

                         Tarragon Realty Investors, Inc.
                        Communities Summarized by Market
                                December 31, 2003

                                      Rental Communities                             For-Sale Communities
                         --------------------------------------------    -----------------------------------------
                             Number                    Percentage of        Number      Number of    Percentage of
                               of         Number of       Total               of         Homes or         Total
              Market      Communities    Apartments                      Communities   Home Sites
    -----------------------------------------------------------------    -----------------------------------------
    Florida                    24          5,728           40%                14          1,576           70%
    Connecticut                13          2,549           18%
 (1)Texas                       8          1,727           11%
    New Jersey                                                                 2            277           12%
    New York                                                                   1            214           10%
 (1)Tennessee                   2            802            6%                 1            190            8%
    California                  2            730           5%
 (1)Ohio                        1            504           4%
    Georgia                     1            360           3%
    Kentucky                    3            424           3%
    Maryland                    1            459           3%
    Louisiana                   2            320           2%
 (2)South Carolina              1            216           2%
    Alabama                     1            178           1%
    Michigan                    1            170           1%
    Oklahoma                    2            178           1%
                         --------------------------------------------    -----------------------------------------
                               62         14,345         100%                 18          2,257           100%
                         ============================================    =========================================

----------
(1) Includes one rental community currently under reposition and in the Homebuilding Division.

(2) Represents one rental community currently in lease-up and in the Homebuilding Division.

                         TARRAGON REALTY INVESTORS, INC.
                          Rental Apartment Communities
                                DECEMBER 31, 2003

                                                                                       Year Ended December 31,
                                                                                      -------------------------
                                                                                          2003        2002
                                                      Ownership                       ------------ ------------
                                                     Interest If               Age      Average      Average
                                                        Joint     Number of     In     Physical     Physical
         Community                  Location           Venture    Apartments  Years    Occupancy    Occupancy
----------------------------- ---------------------- ------------ ----------- ------- ------------ ------------
SAME STORE STABILIZED INVESTMENT DIVISION APARTMENTS

Acadian Place                 Baton Rouge, LA                         120       29        93.9%        87.5%
Antelope Pines                Lancaster, CA              (3)          314       18        96.1%        96.0%
Autumn Ridge                  East Haven, CT             70%          116       30        93.4%        93.9%
Bayfront                      Houston, TX                             200       32        92.3%        93.9%
Brooks, The                   Addison, TX                             104       34        93.3%        96.0%
Carlyle Towers                Southfield, MI                          170       33        89.7%        91.5%
Club at Danforth              Jacksonville, FL           99%          288        6        95.1%        92.6%
Courtyard at the Park         North Miami, FL                         127       31        92.2%        94.0%
Creekwood North               Altamonte Springs, FL                   180       30        90.7%        94.0%
Cross Creek                   Lexington, KY                           144       37        86.9%        86.4%
Desert Winds                  Jacksonville, FL                        152       31        98.1%        98.1%
Dogwood Hills                 Hamden, CT                 70%           46       31        96.9%        96.8%
Forest Oaks                   Lexington, KY                           154       32        81.7%        86.5%
Forest Park                   Rocky Hill, CT                          161       36        95.3%        94.3%
Fountainhead                  Kissimmee, FL                           184       15        89.5%        90.4%
French Villa                  Tulsa, OK                               100       32        93.6%        94.9%
Groton Towers                 Groton, CT                 70%          114       30        94.3%        96.8%
Gull Harbor                   New London, CT             70%           65       29        93.8%        92.8%
Hamden Centre                 Hamden, CT                 70%           65       33        92.6%        95.4%
Harbour Green                 Panama City Beach, FL                   200        6        96.1%        94.3%
Heather Hill                  Temple Hills, MD                        459       37        94.0%        95.6%
Kirklevington                 Lexington, KY                           126       28        88.9%        87.9%
Lakeview                      Waterbury, CT              70%           88       15        93.0%        95.0%
Landmark                      Tallahassee, FL                         128       36        91.8%        89.1%
Liberty Building              New Haven, CT              90%          124        4        95.1%        96.0%
Links at Georgetown           Savannah, GA               99%          360        4        88.2%        91.0%
Martins Landing               Lakeland, FL                            236       30        94.2%        89.1%
Mayfaire at Windsor Parke     Jacksonville, FL                        324        6        96.5%        91.7%
Meadowbrook                   Baton Rouge, LA                         200       35        92.8%        96.5%
Mission Trace                 Tallahassee, FL                          96       14        92.2%        90.2%
Morningside                   Jacksonville, FL                        112       30        92.4%        91.9%
Mustang Creek                 Arlington, TX                           120       29        91.1%        93.5%
Nutmeg Woods                  New London, CT             70%          382       33        95.2%        95.0%
Ocean Beach                   New London, CT             70%          455       31        93.0%        93.9%


                                                                  As of December 31,
                                                     ------------------------------------------
                                                         2003            2002           2003
                                                     ------------    ------------    ----------
                                                       Average         Average          Net
                                                       Monthly         Monthly       Carrying
         Community                  Location         Rent/Unit(1)    Rent/Unit(1)    Value(2)
----------------------------- ---------------------- ------------    ------------    ----------

SAME STORE STABILIZED INVESTMENT DIVISION APARTMENTS

Acadian Place                 Baton Rouge, LA            559         $   556         $ 3,147
Antelope Pines                Lancaster, CA              784             710          15,665
Autumn Ridge                  East Haven, CT             618             599           1,859
Bayfront                      Houston, TX                648             645           2,499
Brooks, The                   Addison, TX                623             665           2,600
Carlyle Towers                Southfield, MI             915             915           5,235
Club at Danforth              Jacksonville, FL           852             821          14,516
Courtyard at the Park         North Miami, FL            770             769           4,181
Creekwood North               Altamonte Springs, FL      642             629           3,160
Cross Creek                   Lexington, KY              573             576           1,007
Desert Winds                  Jacksonville, FL           596             580           2,048
Dogwood Hills                 Hamden, CT               1,022             968           2,572
Forest Oaks                   Lexington, KY              584             616           3,158
Forest Park                   Rocky Hill, CT             922             860           8,869
Fountainhead                  Kissimmee, FL              742             739           7,082
French Villa                  Tulsa, OK                  645             657           2,602
Groton Towers                 Groton, CT                 908             860           4,542
Gull Harbor                   New London, CT             713             697           1,541
Hamden Centre                 Hamden, CT                 892             865           2,796
Harbour Green                 Panama City Beach, FL      768             751           9,672
Heather Hill                  Temple Hills, MD           912             862          11,665
Kirklevington                 Lexington, KY              583             580           2,452
Lakeview                      Waterbury, CT              808             774           2,854
Landmark                      Tallahassee, FL            599             594           1,882
Liberty Building              New Haven, CT            1,047             991           7,675
Links at Georgetown           Savannah, GA               795             793          21,438
Martins Landing               Lakeland, FL               590             570           5,468
Mayfaire at Windsor Parke     Jacksonville, FL           874             841          19,204
Meadowbrook                   Baton Rouge, LA            504             497           1,550
Mission Trace                 Tallahassee, FL            655             641           2,637
Morningside                   Jacksonville, FL           573             559           2,197
Mustang Creek                 Arlington, TX              920             958           3,836
Nutmeg Woods                  New London, CT             815             776          16,278
Ocean Beach                   New London, CT             688             653          13,415

                         TARRAGON REALTY INVESTORS, INC.
                          Rental Apartment Communities
                                DECEMBER 31, 2003

                                                                                     Year Ended December 31,
                                                                                    -------------------------
                                                   Ownership                           2003         2002
                                                   Interest                         ------------ ------------
                                                       If                    Age      Average      Average
                                                     Joint      Number of     In     Physical     Physical
          Community                 Location        Venture    Apartments   Years    Occupancy    Occupancy
------------------------------- ------------------ ----------- ------------ ------- ------------ ------------
SAME STORE STABILIZED INVESTMENT DIVISION APARTMENTS (CONTINUED)

Palm Court                      North Miami, FL                     144       32        95.3%        92.3%
Park Dale Gardens               Dallas, TX                          224       28        93.5%        92.8%
Parkview                        Naugatuck, CT          70%          160       32        93.2%        93.9%
The Regents                     Jacksonville, FL                    304       31        94.1%        91.5%
River City Landing              Jacksonville, FL                    352       38        95.9%        90.0%
Sagamore Hills                  Middletown, CT         70%          212       35        90.8%        93.9%
Silver Creek                    Jacksonville, FL                    152       31        98.7%        98.3%
Southern Elms                   Tulsa, OK                            78       35        91.3%        93.6%
Summit on the Lake              Ft. Worth, TX                       198       17        94.2%        93.0%
Vineyard at Eagle Harbor        Orange Park, FL        99%          328        5        89.5%        89.3%
Vintage at Legacy               Frisco, TX                          320        4        94.8%        94.2%
Vintage on the Green            Orlando, FL                         396        3        89.6%        91.7%
Vistas at Lake Worth            Ft. Worth, TX                       265        5        92.2%        92.3%
Woodcliff Estates               East Hartford, CT      70%          561       34        91.8%        91.3%
Woodcreek                       Jacksonville, FL                    260       28        92.3%        90.7%
Woodcreek Garden                Lancaster, CA          (3)          416       15        96.4%        96.7%
                                                               ------------ ------- ------------ ------------
Subtotals/Averages                                               10,584       19        93.0%        92.9%
                                                               ------------ ------- ------------ ------------

INVESTMENT DIVISION APARTMENTS IN LEASE UP (4)

Villa Tuscany                   Orlando, FL            70%          342        2        70.0%        23.2%
Vintage at Abacoa               Jupiter, FL            70%          390        .8       66.2%         7.3%
Vintage at Lake Lotta           Ocoee, FL                           199        2        91.8%        81.6%
Vintage at Madison Crossing     Huntsville, AL                      178        1        88.4%        41.6%
Vintage at Plantation Bay       Jacksonville, FL                    240        2        94.2%        84.9%
Vintage at Tampa Palms          Tampa, FL                           298        2        91.3%        78.6%
Vintage at the Parke            Murfreesboro, TN       70%          278        2        92.9%        54.9%
Vintage Cottage                 Orlando, FL                         296        .4       50.2%          --
                                                               ------------ ------- ------------ ------------
Subtotals/Averages (5)                                            2,221        1        78.5%        48.6%
                                                               ------------ ------- ------------ ------------

SUBTOTALS/AVERAGES - ALL INVESTMENT DIVISION APARTMENTS          12,805       14        90.5%        86.1%
                                                               ------------ ------- ------------ ------------


                                                                     As of December 31,
                                                       ----------------------------------------------
                                                          2003             2002             2003
                                                       ------------     ------------     ------------
                                                         Average          Average            Net
                                                         Monthly          Monthly         Carrying
          Community                 Location           Rent/Unit(1)     Rent/Unit(1)      Value(2)
------------------------------- ------------------   ------------     ------------     ------------
SAME STORE STABILIZED INVESTMENT DIVISION APARTMENTS (CONTINUED)

Palm Court                      North Miami, FL        $   758          $   745          $   2,507
Park Dale Gardens               Dallas, TX                 617              625              1,951
Parkview                        Naugatuck, CT              940              940              6,425
The Regents                     Jacksonville, FL           560              530              5,306
River City Landing              Jacksonville, FL           611              581             11,852
Sagamore Hills                  Middletown, CT             792              801              8,087
Silver Creek                    Jacksonville, FL           635              617              1,865
Southern Elms                   Tulsa, OK                  573              578              1,428
Summit on the Lake              Ft. Worth, TX              569              570              3,992
Vineyard at Eagle Harbor        Orange Park, FL            873              874             17,875
Vintage at Legacy               Frisco, TX                 937              937             25,909
Vintage on the Green            Orlando, FL                874              902             28,700
Vistas at Lake Worth            Ft. Worth, TX              702              703             14,117
Woodcliff Estates               East Hartford, CT          779              781             19,864
Woodcreek                       Jacksonville, FL           650              628              3,930
Woodcreek Garden                Lancaster, CA              785              704             21,550
                                                       ------------     ------------     ------------
Subtotals/Averages                                         747              730            386,660
                                                       ------------     ------------     ------------

INVESTMENT DIVISION APARTMENTS IN LEASE UP (4)

Villa Tuscany                   Orlando, FL                804              889             22,303
Vintage at Abacoa               Jupiter, FL              1,138            1,259             41,889
Vintage at Lake Lotta           Ocoee, FL                  904              918             17,635
Vintage at Madison Crossing     Huntsville, AL             766              753             10,831
Vintage at Plantation Bay       Jacksonville, FL           912              892             14,128
Vintage at Tampa Palms          Tampa, FL                  952            1,011             21,139
Vintage at the Parke            Murfreesboro, TN           777              743             14,378
Vintage Cottage                 Orlando, FL                854               --             20,114
                                                       ------------     ------------     ------------
Subtotals/Averages (5)                                     903              953            162,417
                                                       ------------     ------------     ------------

SUBTOTALS/AVERAGES - ALL INVESTMENT DIVISION APARTMENTS    774              764            549,077
                                                       ------------     ------------     ------------

                         TARRAGON REALTY INVESTORS, INC.
                          Rental Apartment Communities
                                DECEMBER 31, 2003

                                                                                   Year Ended December 31,
                                                                                  -------------------------
                                                  Ownership                          2003         2002
                                                  Interest                        ------------ ------------
                                                      If                    Age     Average      Average
                                                    Joint      Number of    In     Physical     Physical
          Community                 Location       Venture    Apartments   Years   Occupancy    Occupancy
------------------------------- ----------------- ----------- ------------ ------ ------------ ------------
HOMEBUILDING DIVISION RENTAL APARTMENTS

Arbor Glen                      Toledo, OH            57%          504       35       68.0%        88.9%
Aspentree                       Dallas, TX                         296       29       83.7%        88.0%
Somerset Park                   Memphis. TN                        524       29       81.0%        86.4%
Vintage at Fenwick Plantation   Charleston, SC        70%          216        1       53.9%        23.6%
                                                              ------------ ------ ------------ ------------
Subtotals/Averages                                               1,540       18       73.5%        78.7%
                                                              ------------ ------ ------------ ------------
Total/Averages - All Rental Apartments                          14,345       14       88.7%        85.3%
                                                              ============ ====== ============ ============


                                                                 As of December 31,
                                                  -----------------------------------------------
                                                     2003            2002              2003
                                                  ------------    ------------     --------------
                                                    Average         Average             Net
                                                    Monthly         Monthly          Carrying
          Community                 Location      Rent/Unit(1)    Rent/Unit(1)       Value(2)
------------------------------- ----------------- ------------    ------------     --------------
HOMEBUILDING DIVISION RENTAL APARTMENTS

Arbor Glen                      Toledo, OH        $   399         $   408          $   6,773
Aspentree                       Dallas, TX            603             618              5,909
Somerset Park                   Memphis. TN           478             480              8,348
Vintage at Fenwick Plantation   Charleston, SC      1,028           1,050             16,118
                                                  ------------    ------------     --------------
Subtotals/Averages                                    553             563             37,148
                                                  ------------    ------------     --------------
Total/Averages - All Rental Apartments            $   751         $   742          $ 586,225
                                                  ============    ============     ==============

----------
(1) Average monthly rent is defined as total possible rent (actual rent for leased apartments and asking rent for vacant apartments) for the month of December divided by number of units.

(2) For properties owned by unconsolidated joint ventures, this balance represents the net carrying value on the books of the joint venture.

(3) Tarragon owns 49% of the partnerships that own these properties. Since Tarragon has sole decision-making authority and the right to purchase the balance of the interests for a fixed amount, these properties are consolidated.

(4) All of these properties were transferred to the Investment Division from the Homebuilding Division after January 1, 2002. Physical occupancy as of December 31, 2003, for apartment communities in lease up during 2002 or 2003 was as follows:

                     Villa Tuscany                  95%
                     Vintage at Abacoa              96%
                     Vintage at Lake Lotta          95%
                     Vintage at Madison Crossing    97%
                     Vintage at Plantation Bay      97%
                     Vintage at Tampa Palms         93%
                     Vintage at the Parke           99%
                     Vintage Cottage                97%

(5) Average physical occupancy for the year ended December 31, 2002, and average monthly rent per unit as of December 31, 2002, for the Investment Division Apartments in Lease Up exclude Vintage Cottage because it did not begin operations until April 2003.

                         TARRAGON REALTY INVESTORS, INC.
                      PLANNED RENTAL APARTMENT COMMUNITIES
                                DECEMBER 31, 2003

                       Ownership
                      Interest if                                                  Expected
                         Joint                      Number of                    Construction
      Community         Venture      Location      Apartments    Budgeted Cost      Start
---------------------------------------------------------------------------------------------

1118 Adams Street         40%     Hoboken, NJ            90      $   20,000          Jun-04
Cason Estates                     Murfreesboro, TN      262          17,000          Feb-04
Pomeroy Ave                       Meriden, CT           180          25,000          May-04
                                                  ------------  ---------------
                                                        532      $   62,000
                                                  ============  ===============

Tarragon's Development Program includes the construction of the rental communities presented above. We purchased the land on which we will build Cason Estates in the fourth quarter of 2003. We expect to purchase the land in Hoboken, New Jersey, and Meriden, Connecticut, in the first quarter of 2004. Tarragon plans to finance eighty to eighty-five percent of the cost of Cason Estates and Pomeroy Avenue with construction loans. The 90-unit property in Hoboken, New Jersey, will be an affordable apartment community, and Tarragon will utilize tax credits under a federal program and capital grants and loans from the New Jersey Housing Finance Agency to pay for the costs of this project. The remaining costs of Cason Estates and Pomeroy Avenue will be paid out of escrowed proceeds from the sales of Bay West Apartments and Marina Park Apartments in 2003.

                         TARRAGON REALTY INVESTORS, INC.
                           ACTIVE FOR-SALE COMMUNITIES
                                DECEMBER 31, 2003

                                                              Ownership       Number of
                                                             Interest If      Remaining           Costs to        Construction
                                                                Joint       Homes or Home       Complete (2)       Financing
              Community                      Location          Venture        Sites (1)        (in thousands)    Available (3)
--------------------------------------- -------------------- ------------- ----------------    ---------------   ---------------
5600 Collins                            Miami Beach, FL                              6         $       600       $          600(4)
Alexandria Place                        Apopka, FL                                 104                  --                   --
Alexandria Pointe                       Deland, FL                                 123               2,700                2,562
Alta Mar                                Ft. Myers, FL                              131              20,500               20,500
Las Olas River House                    Ft. Lauderdale, FL       67.5%             287              42,000               40,736
Pine Crest Village I                    Ft. Lauderdale, FL                          17                 380                   --
Pine Crest Village II                   Ft. Lauderdale, FL                         116               7,200                7,200
Smoky Mountain Ridge                    Pigeon Forge, TN                           190              10,000                   --(5)
Tuscany on the Intracoastal             Boynton Beach, FL                          280               4,600                  953
Venetian Bay Village I                  Kissimmee, FL                               29                  --                   --
Venetian Bay Village II                 Kissimmee, FL                              136              11,300               11,300(6)
Wekiva Crest                            Apopka, FL                                  28                  --                   --
Woods of Lake Helen                     Lake Helen, FL                             105                 200                   --
XII Hundred Grand                       Hoboken, NJ              50%               159              31,700               31,000
XIII Hundred Grand                      Hoboken, NJ              50%               118              23,400               24,000
                                                                           ----------------    ---------------   ---------------
                                                                                 1,829         $   154,580       $      138,851
                                                                           ================    ===============   ===============
Projects without completed budgets (7):
100 East Las Olas                       Ft. Lauderdale, FL       70%                44
Metropolitan                            Sarasota, Fl             70%               124
Southridge Pointe                       Deland, FL                                  29
Warwick Grove                           Warwick NY               50%               214
Woods of Southridge                     Deland, FL                                  17
                                                                           ----------------
                                                                                   428
                                                                           ================

----------

(1) Number of remaining homes or home sites includes both backlog (homes or home sites sold, not closed) and unsold inventory.

(2) Costs to Complete represent estimated construction costs to complete the projects. In addition to these costs, we anticipate incurring marketing, advertising, selling commissions and closing costs, and interest on mezzanine debt.

(3) Construction financing available represents funds available from construction loans. For the December 31, 2003, loan balances, please see the table below entitled "Mortgage Loans Secured by Owned Properties."

(4)  We may borrow up to $1 million if our estimated Costs to Complete increase.

(5) We are currently in the process of arranging financing to cover substantially all of the costs to complete.

(6) We have a $9 million revolving construction loan. As we complete buildings and close sales, we pay down the loan, which makes additional borrowings available.

(7)  We are in the process of developing our budgets for these projects.


Tarragon's Development Program includes construction or renovation of the above for-sale communities. Costs to complete in excess of construction financing available will be paid for with internally generated funds.

                         TARRAGON REALTY INVESTORS, INC.
                   MORTGAGE LOANS SECURED BY OWNED PROPERTIES
                                DECEMBER 31, 2003
                             (Dollars in thousands)

                                                     Balance       Stated Interest    Maturity     Balance Due at
Name of Property                                  Dec. 31, 2003       Rate (D)          Date          Maturity
-----------------------------------------------------------------------------------------------------------------
Investment Division Consolidated Apartment
   Communities
------------------------------------------
Acadian Place                                      $   3,049          6.56%  (C)       Jan-09       $   2,765
Antelope Pines                                        11,700          1.04%  (B)       Nov-31           2,300
Antelope Pines - supplemental mortgage                 1,544          5.93%  (C)       Mar-10               -
Antelope Pines - supplemental mortgage                 3,100          5.93%  (C)       Mar-10           2,783
Bayfront                                               3,995          5.99%  (C)       Nov-08           3,605
Brooks, The                                            3,011          7.25%  (C)       Jun-09           2,770
Carlyle Towers                                         5,116          6.96%  (C)       Mar-08           4,724
Carlyle Towers - supplemental mortgage                 1,747          7.90%  (C)       Jan-11           1,574
Courtyard at the Park                                  4,456          7.83%  (C)       Sep-10           4,083
Creekwood North                                        4,784          8.02%  (C)       Aug-10           4,400
Cross Creek                                            2,532          7.54%  (C)       Oct-07           2,367
Desert Winds/Silver Creek                              7,011          5.03%  (C)       Jun-13           5,319
Forest Oaks                                            2,686          8.16%  (C)       Jun-06           2,501
Forest Park                                            9,998          5.22%  (C)       Oct-12           8,531
Fountainhead                                           7,044          8.06%  (C)       Jul-10           6,491
French Villa                                           1,811          6.82%  (C)       Jan-09           1,648
French Villa - supplemental mortgage                   1,204          7.23%  (C)       Mar-11           1,086
Harbour Green                                          9,822          2.85%  (A)       May-06           9,821
Heather Hill                                          17,025          4.88%  (C)       Nov-10          14,757
Heather Hill - supplemental mortgage                   2,771          5.62%  (C)       Nov-10           2,470
Heather Hill - supplemental mortgage                   4,741          5.95%  (C)       Oct-12           4,031
Kirklevington                                          2,851          6.74%  (C)       Feb-09           2,589
Landmark (E)                                           1,680          2.92%  (A)       Jun-05           1,680
Martins Landing                                        6,956          2.85%  (A)       May-06           6,956
Mayfaire at Windsor Parke                             18,145          7.56%  (C)       Oct-09          16,713
Meadowbrook                                            3,471          6.56%  (C)       Jan-09           3,148
Meadowbrook - supplemental mortgage                      616          7.26%  (C)       Apr-11             556
Mission Trace                                          2,156          3.42%  (A)       Sep-07           2,027
Morningside                                            2,336          2.93%  (B)       Dec-12           1,661
Mustang Creek                                          5,724          8.06%  (C)       Jul-10           5,274
Palm Court                                             4,500          7.59%  (C)       Oct-10           4,103
Palm Court - supplemental mortgage                       798          6.30%  (C)       Jan-13             699
Park Dale Gardens                                      5,410          8.11%  (C)       Jul-10           4,989
Regents, The                                           6,114          8.06%  (C)       Jul-10           5,634
Regents, The - supplemental mortgage                   1,985          6.18%  (C)       Aug-12           1,739
River City Landing                                    10,307          2.85%  (A)       May-06          10,307
Southern Elms                                          1,652          4.67%  (B)       Apr-07           1,540
Summit on the Lake                                     4,383          6.35%  (C)       Aug-27               -
Vintage Cottage                                       20,800          3.03%  (A)       May-06          19,680
Vintage at Lake Lotta                                 13,715          3.42%  (A)       Nov-05          13,190
Vintage at Legacy                                     21,431          2.85%  (A)       May-06          21,431

                         TARRAGON REALTY INVESTORS, INC.
                   MORTGAGE LOANS SECURED BY OWNED PROPERTIES
                                DECEMBER 31, 2003
                             (Dollars in thousands)

                                                                             Stated
                                                        Balance             Interest         Maturity          Balance Due
Name of Property                                     Dec. 31, 2003          Rate (D)           Date            at Maturity
----------------------------------------------------------------------------------------------------------------------------
Investment Division Consolidated Apartment
   Communities (continued)
------------------------------------------
Vintage at Madison Crossing                        $      9,550            3.17%   (A)        Jan-06         $      9,176
Vintage at Plantation Bay                                14,872            2.85%   (A)        May-06               14,872
Vintage at Tampa Palms                                   19,533            3.42%   (A)        May-05               19,002
Vintage on the Green                                     25,817            2.85%   (A)        May-06               25,817
Vistas at Lake Worth                                      9,149            6.61%   (C)        Oct-11                8,092
Woodcreek                                                 6,624            6.79%   (C)        Sep-08                6,057
Woodcreek - supplemental mortgage                         1,751            7.90%   (C)        Jan-11                1,578
Woodcreek Garden                                         13,330            1.04%   (B)        Dec-31                2,701
Woodcreek Garden - supplemental mortgage                  4,383            6.26%   (C)        Jun-14                    -
Woodcreek Garden - supplemental mortgage                  3,050            6.69%   (C)        Jun-14                2,497
                                                   -------------      -----------                            -------------
                                                        352,236            4.63%   (F)                            301,734
                                                   -------------      -----------                            -------------

Homebuilding Division Rental Apartment
   Community
--------------------------------------
Aspentree                                                 7,275            3.13%   (A)        Dec-05                7,274
                                                   -------------      -----------                            -------------

Commercial properties and land (G)                       39,595            5.30%   (F)     Oct-04 to               37,850
                                                   -------------      -----------             Nov-10         -------------

Consolidated Mortgages on Real Estate                   399,106            4.67%   (F)                            346,858
                                                   -------------      -----------                            -------------
Homebuilding Inventory
----------------------
Alexandria Place                                          3,372            6.50%   (A)        Jun-05                3,372
Alexandria Pointe                                           390            6.50%   (A)        Mar-04                  390
Forest Ridge                                                499            6.75%   (C)        Jul-04                  499
Pine Crest Phase I                                        6,495            3.28%   (A)        Feb-06                6,495
Pine Crest Phase II                                       1,438            3.28%   (A)        Feb-06                1,438
Smoky Mountain Ridge                                      3,205            6.00%   (B)        Jan-05                3,205

Smoky Mountain Ridge - supplemental
   mortgage                                               1,712            5.00%   (A)        Apr-04                1,712
Southridge Pointe                                           176            6.50%   (A)        Mar-04                  176
Tuscany on the Intracoastal                              35,353            3.42%   (A)        Jun-06               35,353
Venetian Bay                                              1,624            5.50%   (A)        Dec-05                1,624
Wekiva Crest                                                716            6.50%   (A)        Mar-04                  716
Woods of Lake Helen                                       2,221            6.00%   (A)        Nov-05                2,221

                         TARRAGON REALTY INVESTORS, INC.
                   MORTGAGE LOANS SECURED BY OWNED PROPERTIES
                                DECEMBER 31, 2003
                             (Dollars in thousands)

                                                                           Stated
                                                     Balance              Interest          Maturity       Balance Due
Name of Property                                  Dec. 31, 2003           Rate (D)            Date         at Maturity
----------------------------------------------------------------------------------------------------------------------
Homebuilding Inventory (continued)
----------------------------------
Woods of Lake Helen - supplemental mortgage       $        260            6.50%   (C)        Apr-05       $       232
Woods of Southridge                                         85            6.50%   (A)        Mar-04                85
                                                  -------------      -----------                          ------------
                                                        57,546            4.05%   (F)                          57,518
                                                  -------------      -----------                          ------------
TOTAL CONSOLIDATED MORTGAGES                           456,652            4.59%   (F)                         404,376
                                                  -------------      -----------                          ------------
Mortgage Debt of Unconsolidated Partnerships
   and Joint Ventures
--------------------------------------------

Investment Division Apartment Communities
-----------------------------------------
Autumn Ridge                                             3,193            6.89%   (C)        Apr-11             2,856
Autumn Ridge - supplemental mortgage                     1,031            6.01%   (C)        Apr-13               888
Club at Danforth                                        14,481            7.56%   (C)        Oct-09            13,338
Dogwood Hills                                            3,073            5.22%   (C)        Oct-12             2,622
Groton Towers                                            4,653            7.82%   (C)        Sep-10             4,263
Groton Towers - supplemental mortgage                    1,077            5.96%   (C)        Oct-10               968
Groton Towers - supplemental mortgage                      936            5.98%   (C)        Oct-12               815
Gull Harbor                                              1,794            3.67%   (A)        Apr-12             1,471
Hamden Centre                                            3,648            5.22%   (C)        Oct-12             3,113
Lakeview                                                 2,841            8.00%   (C)        Jul-10             2,615
Liberty Building                                         9,679            5.19%   (C)        Oct-12             8,252
Links at Georgetown                                     13,459            7.31%   (C)        Jun-09            12,256
Links at Georgetown - supplemental mortgage                246            6.53%   (C)        Jun-09               228
Links at Georgetown - supplemental mortgage              5,369            6.43%   (C)        Jun-09             4,972
Nutmeg Woods                                            13,028            7.68%   (C)        Sep-10            11,904
Nutmeg Woods - supplemental mortgage                     3,088            5.96%   (C)        Oct-10             2,775
Nutmeg Woods - supplemental mortgage                     2,779            5.98%   (C)        Oct-12             2,419
Ocean Beach                                             18,376            5.22%   (C)        Oct-12            15,680
Parkview                                                 6,354            7.86%   (C)        Aug-10             5,829
Parkview - supplemental mortgage                         1,647            6.91%   (C)        Dec-12             1,464
Parkview - supplemental mortgage                         1,099            6.27%   (C)        Dec-14               917
Sagamore Hills                                           7,543            7.85%   (C)        Jul-10             6,925
Villa Tuscany                                           22,000            3.20%   (A)        Jun-04            22,000
Villa Tuscany - mezzanine loan                           1,227           12.00%   (C)        Jun-04             1,227
Villa Tuscany - other loans                                750            3.20%   (A)        Dec-03               750
Vineyard at Eagle Harbor                                17,892            7.61%   (C)        Nov-10            16,301
Vintage at Abacoa                                       40,000            3.03%   (A)        May-06            37,770
Vintage at the Parke                                    14,545            2.85%   (A)        May-06            14,545

                         TARRAGON REALTY INVESTORS, INC.
                   MORTGAGE LOANS SECURED BY OWNED PROPERTIES
                                DECEMBER 31, 2003
                             (Dollars in thousands)

                                                                           Stated
                                                       Balance            Interest          Maturity        Balance Due
Name of Property                                    Dec. 31, 2003         Rate (D)            Date          at Maturity
------------------------------------------------------------------------------------------------------------------------
Mortgage Debt of Unconsolidated
   Partnerships and Joint Ventures (continued)
----------------------------------------------

Investment Division Apartment Communities
   (continued)
-----------------------------------------
Woodcliff Estates                                  $     19,420           7.68%   (C)         Sep-10       $   17,745
Woodcliff Estates - supplemental mortgage                 3,489           7.61%   (C)         Jan-13            3,084
                                                   -------------     -----------                           -----------
                                                        238,717           5.68%   (F)                         219,992
Homebuilding Division Rental Apartment
   Communities
--------------------------------------
Arbor Glen                                                4,696           8.02%   (C)         Jan-06            4,417
Vintage at Fenwick Plantation                            14,425           3.17%   (A)         Sep-04           14,425
                                                   -------------     -----------                           -----------
                                                         19,121           4.36%   (F)                          18,842
                                                   -------------     -----------                           -----------

Commercial properties (H)                                23,721           4.96%   (F)      Jul-08 to            7,501
                                                   -------------     -----------              Jul-23       -----------
Homebuilding Inventory
----------------------
Las Olas River House                                     68,264           3.97%   (A)         Apr-05           68,264
Las Olas River House - mezzanine loan                    25,000          20.00%   (C)         Apr-07           25,000
100 East Las Olas                                         4,125           6.00%   (A)         Mar-04            4,125
Metropolitan                                             15,170           3.63%   (A)         Aug-04           15,170
                                                   -------------     -----------                           -----------
                                                        112,559           7.56%   (F)                         112,559
                                                   -------------     -----------                           -----------

Total unconsolidated mortgages                          394,118           6.11%   (F)                         358,894
                                                   -------------     -----------                           -----------
TOTAL ALL MORTGAGES                                $    850,770           5.30%   (F)                      $  763,270
                                                   =============     ===========                           ===========
Summary by interest rate type:
Total variable rate mortgages                      $    440,172           3.43%   (F)                      $  418,095
Total variable rate mortgages subject to cap             32,223           1.86%   (F)                          11,407
Total fixed rate mortgages                              378,375           7.76%   (F)                         333,768
                                                   -------------     -----------                           -----------
                                                   $    850,770           5.30%   (F)                      $  763,270
                                                   =============     ===========                           ===========

---------
(A)  Variable rate mortgage.
(B)  Variable rate mortgage subject to cap or ceiling.
(C)  Fixed rate mortgage.
(D) For loans with variable interest rates, the rate in effect as of December 31, 2003, is presented.
(E)  This loan is an advance under the $16.8 million line of credit facility.
(F) Represents weighted average interest rate as of December 31, 2003, computed based upon the December 31, 2003, balances.
(G) Includes mortgages secured by twelve commercial properties and three tracts of land.
(H)  Includes mortgages secured by two commercial properties.

ITEM 3.  LEGAL PROCEEDINGS

In April 2003, in connection with the condominium conversion of Pine Crest Village at Victoria Park, a contractor for Tarragon may have inadvertently disturbed asbestos-containing materials. Such actions are currently under investigation by the Environmental Protection Agency and may result in civil and/or criminal proceedings under applicable law. The extent of the resulting liability, if any, is unknown at this time. We have incurred legal and other professional fees and costs of relocation of residents in connection with this matter totaling $308,000 to date. Remediation has been completed at a total cost of approximately $800,000.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Our common stock is listed on the NASDAQ National Market System under the symbol "TARR." The following table sets forth the high and low bid quotations of our common stock reported by the NASDAQ system for the periods indicated. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions. The quotations have been restated to give effect to a 10% stock dividend paid in April 2002, a three-for-two stock split effective February 14, 2003, and a five-for four stock split effective January 15, 2004.

                                     2003                        2002
                           ----------------------      ----------------------
                              High         Low            High          Low
                           ----------    --------      ---------     --------
       First quarter        $ 11.79      $  8.05        $  6.69      $   6.25
       Second quarter         13.07        10.47           8.29          6.62
       Third quarter          13.24        11.18           8.26          7.65
       Fourth quarter         13.27(a)     11.78           8.58          7.81

----------
(a) A bid of $21.56 was reported to NASDAQ by another market center during a one-second period on October 23, 2003. The highest trade on October 23, 2003, was $12.12.

According to the transfer agent's records, at March 4, 2004, our common stock was held by approximately 4,847 holders, including beneficial holders. On March 4, 2004, the closing price of our common stock was $14.69.

No cash dividends were paid to common stockholders in 2003 and 2002. In 2000, the Board of Directors discontinued cash dividends on Tarragon's common stock. In December 2001, the Board of Directors authorized a 10% common stock dividend that was paid on April 26, 2002, to holders of record on April 15, 2002. In January 2003, the Board of Directors approved a three-for-two stock split effective February 14, 2003. In December 2003, the Board of Directors approved a five-for-four stock split effective January 15, 2004.




                     [This space intentionally left blank.]

ITEM 6.  SELECTED FINANCIAL DATA

Please read the following information along with the Consolidated Financial Statements and Notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. Dollar amounts are in thousands, except per share amounts.

                                                             For the Years Ended December 31,
                                              ----------------------------------------------------------
                                                 2003        2002         2001        2000        1999
                                              ---------   ---------    ---------   ---------   ---------
OPERATING DATA

Rental revenue ............................   $  84,051   $  80,362    $  84,020   $  86,990   $  72,977
Homebuilding sales revenue ................      56,279      26,179       25,950       6,704          --
Total revenue .............................     141,252     107,121      110,488      94,070      73,588

Equity in income (loss) of partnerships and
   joint ventures .........................      22,476      16,642        7,719      16,081        (716)

Net gain on sale of real estate
   Presented in income from continuing
      operations ..........................       1,223       1,258        4,994       8,031      11,969
   Presented in discontinued operations ...      23,118       6,540           --          --          --

Income (loss) from continuing operations ..   $   7,977   $    (580)   $     903   $   9,655   $   5,701
Net income ................................   $  31,194   $   5,459    $   1,229   $   6,958   $   5,257

EARNINGS PER COMMON SHARE (1)
Income (loss) from continuing operations
   allocable to common stockholders .......   $     .50   $    (.08)   $     .02   $     .56   $     .34
Net income allocable to common stockholders   $    2.08   $     .32    $     .04   $     .40   $     .31

EARNINGS PER COMMON SHARE - ASSUMING
   DILUTION (1)
Income (loss) from continuing operations
   allocable to common stockholders .......   $     .43   $    (.08)   $     .02   $     .55   $     .34
Net income allocable to common stockholders   $    1.80   $     .32    $     .04   $     .39   $     .31


Cash dividends per common share (1) .......   $      --   $      --    $      --   $      --   $     .19

                                                             For the Years Ended December 31,
                                              ----------------------------------------------------------
                                                 2003        2002         2001        2000        1999
                                              ---------   ---------    ---------   ---------   ---------
BALANCE SHEET DATA

Real estate held for investment ...........   $ 395,095   $ 427,989    $ 373,501   $ 395,351   $ 253,595
Real estate held for sale .................          --       7,538       29,232      29,558      51,729
Homebuilding inventory ....................      97,234      31,632       31,412      37,926          --
Investments in and advances to partnerships
   and joint ventures .....................      81,764      29,102       31,297      29,882      48,834
Cash and cash equivalents .................      21,626      18,023        8,989       4,141       3,951
Total assets ..............................     623,817     540,224      503,770     520,932     379,065
Notes, debentures, and interest
   payable ................................     471,262     428,926      399,956     426,285     287,767
Stockholders' equity ......................     103,328      73,733       73,118      74,126      72,993
Book value per common share (1) ...........   $    6.51   $    4.53    $    4.33   $    4.28   $    4.02

----------
(1) Per share data have been restated to give effect to the 10% stock dividends declared in December 2000 and December 2001, a three-for-two stock split in February 2003, and a five-for-four stock split in January 2004.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Please read this discussion along with the Consolidated Financial Statements and Notes found at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." Dollar amounts in tables are in thousands.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-K

In addition to historical information, this Form 10-K contains forward-looking statements. Forward-looking statements are expressions of our current beliefs and expectations, based on information currently available to us, estimates, and projections about our industry, and certain assumptions made by our management. These statements are not historical facts. We use words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions to identify our forward-looking statements, which include, among other things, our anticipated financings and sales of properties and homebuilding inventory.

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

Asset Impairment
----------------

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

Investments in Joint Ventures Accounted for Using the Equity Method
-------------------------------------------------------------------

We use the equity method to account for investments in partnerships and joint ventures over which we exercise significant influence but do not control. Under the equity method, our initial investments are increased by our proportionate share of the partnerships' operating income and additional advances and decreased by our proportionate share of the partnerships' operating losses and distributions received. Our interest in intercompany transactions is eliminated.

We determine Tarragon's proportionate share of the profits or losses of the partnerships and joint ventures consistent with the allocation of cash distributions in accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position ("SOP") 78-9, "Accounting for Investments in Real Estate Ventures."

We have investments in 24 partnerships or joint ventures in which we hold noncontrolling interest or our outside partners have significant participating rights, as defined by the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force in its 96-16 Abstract, or important rights, as defined by SOP 78-9. The net effect of not consolidating these joint ventures has been to reduce consolidated total assets, total liabilities, and gross revenues and expenses but has had no effect on reported net income or loss except in instances where we have received distributions from a joint venture in excess of our investment in the joint venture, with the excess recorded as income.

Revenue Recognition
-------------------

Homebuilding sales revenue is typically recognized at the time of closing under the completed contract method. The related profit is recognized when collectibility of the sale price is reasonably assured and the earnings process is substantially complete. When a sale does not meet the requirements for income recognition, profit is deferred until such requirements are met. For mid-rise and high-rise condominium developments, where construction typically takes eighteen months or more, the percentage-of-completion method is employed. Under this method, once construction is beyond a preliminary stage, buyers are committed to the extent of being unable to require refunds except for non-delivery of the home, a substantial percentage of homes are under firm contracts, the sale prices are deemed collectible, and remaining costs and revenues can be reasonably estimated, revenue is recorded as a portion of the value of non-cancelable sale contracts. Revenue recognized is calculated based upon the percentage of construction costs incurred in relation to total estimated construction costs. Any amounts due under sale contracts, to the extent recognized as revenue, are recorded as contracts receivable.

Rental revenue is recognized on the straight-line method. Lease terms for our apartment communities are generally for one year or less. Lease terms for our commercial properties are generally from three to five years, although they may be shorter or longer. Rental concessions are deferred and amortized on the straight-line method over the lease terms as a reduction to rental revenue. We accrue percentage rentals only after the tenant's sales have reached the threshold provided for in the lease.

Interest and management fee revenue are recognized when earned. Revenue from long term laundry and cable service contracts is deferred and amortized to income on the straight-line method over the terms of the contracts.

Gains on sales of real estate are recognized when and to the extent permitted by SFAS No. 66 - "Accounting for Sales of Real Estate." Until the requirements of SFAS No. 66 for full profit recognition have been met, transactions are accounted for using the deposit, installment, cost recovery, or financial method, whichever is appropriate.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which, among other things, rescinded SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." SFAS No. 4 required gains and losses from extinguishments of debt to be classified as extraordinary items, if material. Under SFAS No. 145, gains and losses on extinguishments of debt will no longer be classified as extraordinary unless they meet the unusual in nature and infrequency of occurrence criteria in the Accounting Principles Board's Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," which is expected to be rare. We adopted SFAS No. 145 on January 1, 2003. Therefore, gains or losses on extinguishment of debt prior to maturity are no longer classified as extraordinary items. As required by SFAS No. 145, items classified as extraordinary in prior periods that do not meet the criteria in ABP No. 30 for classification as extraordinary have been reclassified to conform to the current presentation. There was no impact on our reported net income. Such items were $846,000 during 2002 and $605,000 in 2001. We also recognized a gain on debt forgiveness of $420,000 in October 2001 upon the discounted payoff of the mortgage secured by Orlando Central Park.

In November 2002, the FASB issued Interpretation (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of SFAS No. 5, "Accounting for Contingencies, SFAS No. 57, "Related Party Disclosures," and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." FIN 45 requires guarantors to recognize a liability at the inception of guarantee arrangements within its scope. Guarantors are also required to provide additional disclosures for guarantees. We adopted FIN 45 on January 1, 2003. There was no impact on our reported net income.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities," which was revised December 2003. FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements," for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The period in which the provisions of FIN 46 apply to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, has been deferred by the FASB until the first fiscal period ending after March 15, 2004. Our initial determination is that the adoption of the provisions of FIN 46 will not have a material effect upon our financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. We adopted SFAS No. 150 as required on July 1, 2003. There was no impact on our financial statements.

ENVIRONMENTAL MATTERS

Under federal, state, and local environmental laws, ordinances, and regulations, Tarragon may be liable for removal or remediation costs, as well as other costs (such as fines or injuries to persons and property) where our employees may have arranged for removal, disposal, or treatment of hazardous or toxic substances. In addition, environmental laws impose liability for release of asbestos-containing materials into the air, and third parties can seek recovery from Tarragon for personal injury associated with those materials. We are not aware of any liability relating to these matters that would have a material adverse effect on our business, financial position, or results of operations. However, there is a matter involving the alleged release of asbestos-containing materials at one of our condominium conversion projects, as described in Item 3. "LEGAL PROCEEDINGS." As of this date, we are unable to determine the outcome of this matter and whether it will have a material impact on our financial statements. We have incurred legal and other professional fees and costs of relocating residents in connection with this matter totaling $308,000 to date. Remediation has been completed at a total cost of $800,000.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of cash are home sales, Investment Division property operations, borrowings, and proceeds from the sale of Investment Division properties. As our Homebuilding Division continues to grow, home sales will become our primary source of cash. We believe these sources will continue to meet our cash requirements, including debt service, property maintenance and improvements, development costs for rental apartment and for-sale communities under construction or renovation, projected purchases of existing properties, dividends on preferred stock, and planned repurchases of common stock. Although we expect these sources of cash to be sufficient to fund planned uses of cash, we can make no assurance that the expected home and Investment Division property sales and borrowings will be completed as planned.

Proceeds from borrowings are expected to continue to be a key source of cash for Tarragon. During 2004, we expect to generate net proceeds from mortgage borrowings or other financing transactions on consolidated and unconsolidated properties of $20 million. We have a $20 million unsecured line of credit with affiliates of William S. Friedman, our President and Chief Executive Officer and Chairman of our Board of Directors. Advances under the line of credit accrue interest at the lower of 100 basis points over the thirty-day LIBOR or the lowest rate offered in writing to Tarragon for an unsecured loan by an institutional lender. Payments of interest only are due on demand, but no more frequently than monthly, and all outstanding principal and interest are due at maturity. In January 2004, the line of credit was extended to January 2006. All of these funds were available to us as of December 31, 2003, as there was no outstanding balance. We also have lines of credit with two banks. One is a $16.8 million line of credit, of which $8.6 million is currently available, secured by mortgages on five properties and Tarragon common stock. Payment terms are interest only monthly at 175 basis points over the thirty-day LIBOR, with the outstanding balance due at maturity of June 2005. The other is a fully utilized $2 million line of credit secured by Tarragon common stock. Payment terms are interest only monthly at 240 basis points over the thirty day LIBOR, with the outstanding balance due at maturity of May 2004.

Proceeds from sales of properties are also expected to continue to be a key source of cash for Tarragon. We expect to generate $14 million in net proceeds from the sale of consolidated Investment Division properties during 2004.

Contractual Commitments

The following table summarizes information regarding contractual commitments.

                                                2005        2007
                                    2004      and 2006    and 2008   Thereafter     Total
                                  --------    --------    --------   ----------   --------
Scheduled debt maturities         $ 17,768    $243,736    $ 34,608    $172,945    $469,057
Operating leases                       894       1,942       2,033      26,173      31,042
                                  --------    --------    --------    --------    --------
                                    18,662     245,678      36,641     199,118     500,099
                                  --------    --------    --------    --------    --------
Guaranteed debt of
   unconsolidated partnerships
   and joint ventures               57,697     122,809          --         925     181,431
                                  --------    --------    --------    --------    --------
                                  $ 76,359    $368,487    $ 36,641    $200,043    $681,530
                                  ========    ========    ========    ========    ========

In 2005 and 2006, $107 million of the maturing loans contain extension options ($99.7 million with two years and $7.3 million with one year). An $8.1 million mortgage maturing in 2007 has a five year extension option. We intend to extend the loans or pay them off largely through refinancings and home sales. We believe we can arrange such new financing as may be needed to repay maturing loans.

We have guaranteed $76.2 million of mortgages on six unconsolidated properties; $54.5 million relates to two mortgages that mature in 2006 and have two-year extension options, $925,000 relates to a mortgage that matures in 2012, $900,000 relates to a mortgage that matures in 2023, and the balance relates to two mortgages that mature in 2004. We have also guaranteed construction loans totaling $146.7 million on three unconsolidated properties, including the $109 million construction loan for the Las Olas River House condominium development. This construction loan has a December 31, 2003, balance of $68.3 million, matures in 2005, and contains a one-year extension option. (As of December 31, 2003, sales at this project had reached $146 million - see the discussion below in "Segment Operating Results" under "Homebuilding Division.") The aggregate balance of the other construction loans at December 31, 2003, is $37.7 million. These loans mature in 2004 and have one- or two-year extension options. In addition, we guaranteed $750,000 in loans that were paid off in January 2004.

Sources and Uses of Cash
------------------------

The following table presents major sources and uses of cash for the past three years.

                                                                    For Years Ended December 31,
                                                                 -----------------------------------
                                                                   2003         2002         2001
                                                                 --------     --------     --------
SOURCES OF CASH:
   Net cash flow from property operations ...................    $ 15,087     $ 18,066     $ 14,197
   Net proceeds from the sale of real estate
     Investment Division ....................................      24,244       20,658        3,608
     Homebuilding Division ..................................          --          378        4,039
   Net proceeds (payments) related to financings and other
     borrowings
     Investment Division ....................................      45,063       19,204       10,103
     Homebuilding Division ..................................          --       (8,238)       8,207
     Lines of credit ........................................      (3,370)     (13,184)       1,558
   Net proceeds from home sales .............................       8,320       14,715        8,122
   Other:
     Collections of notes and interest receivable ...........       1,052        3,870        5,203
     Litigation settlement ..................................          --           --        2,294
                                                                 --------     --------     --------
        Total sources of cash ...............................      90,396       55,469       57,331
                                                                 --------     --------     --------

USES OF CASH:
   Purchase of homebuilding inventory or land for development     (16,611)      (4,975)      (2,474)
   Development and renovation costs (net of borrowings) .....      (5,142)      (3,869)     (12,503)
   Advances to partnerships and joint ventures for
     homebuilding activities ................................     (35,271)      (1,812)     (12,289)
                                                                 --------     --------     --------
        Cash used in homebuilding activities ................     (57,024)     (10,656)     (27,266)
                                                                 --------     --------     --------

   Purchase of Investment Division apartment communities ....          --           --       (2,366)
   Property capital improvements ............................     (11,161)     (16,247)      (9,891)
   Other:
     Stock repurchases ......................................      (4,186)      (4,863)      (3,234)
     General and administrative expenses paid ...............     (13,904)     (12,943)      (8,721)
     Dividends to stockholders ..............................        (791)      (1,325)        (497)
     Other ..................................................         273         (401)        (508)
                                                                 --------     --------     --------
        Total uses of cash ..................................     (86,793)     (46,435)     (52,483)
                                                                 --------     --------     --------
Net sources of cash .........................................    $  3,603     $  9,034     $  4,848
                                                                 ========     ========     ========

Advances to partnerships and joint ventures for homebuilding activities in 2003 included:

     o $15.5 million to Metropolitan Sarasota to purchase land for its 124-unit high-rise, luxury condominium development in Sarasota, Florida.

     o $8.3 million to One Las Olas for development costs of its 287-unit high-rise, luxury condominium development in Ft. Lauderdale, Florida.

     o $1.8 million to East Las Olas for development costs of its 44-unit mixed-use retail and condominium development in Ft. Lauderdale, Florida.

     o $7.8 million to Thirteenth Street Development for development costs related to its two mid-rise, luxury condominium developments with a total of 277 homes in Hoboken, New Jersey.

Advances to partnerships and joint ventures for homebuilding activities in 2002 included:

     o    $4.6 million to East Las Olas to purchase land.

     o    $597,000 to Thirteenth Street Development for pre-development costs.

     o $1.5 million to Guardian-Jupiter Partners, which had a rental apartment community under construction.

     o Net repayment of advances of $4.8 million from One Las Olas upon closing of its construction loan.

Of advances to partnerships and joint ventures for homebuilding activities for 2001, $8.1 million was to One Las Olas.

Common Stock Repurchase Program
-------------------------------

The Board of Directors has authorized a common stock repurchase program. We intend to continue to repurchase shares of our common stock as long as we believe the fair market value of our net assets per share is substantially greater than the market price of our common stock. We repurchased 275,443 shares of our common stock in open market and negotiated transactions in 2003 at a cost of $4.2 million. We repurchased 326,982 shares for an aggregate $4.7 million in 2002 and 265,708 shares for an aggregate $3.2 million in 2001. Subject to market conditions, we expect to repurchase shares of our common stock in 2004 at a rate consistent with that of the prior three years. As of December 31, 2003, Tarragon had authority to repurchase an additional 354,963 common shares.

Sales of Consolidated Properties
--------------------------------

The following table summarizes sales of consolidated properties during the last three years (in thousands). Except for the sale of a portion of Northwest O'Hare Office Building in 2003 and the sale of Palm Grove in 2002, the gains on sale in 2002 and 2003 were presented in discontinued operations in accordance with SFAS No. 144.

                                                                                     Gain
                                                                    Net Cash        (Loss)
  Date of Sale               Property                Sale Price     Proceeds       on Sale
--------------------------------------------------------------------------------------------

2003:
        Jan-03     Prado Bay Apartments               $ 10,315      $  4,119      $  5,107
        Jan-03     Newport Apartments                   10,000         4,106         2,013
        Jan-03     Northwest O'Hare Office Building      3,000         2,748         1,223
        Feb-03     Briarwest Shopping Center             3,100         1,426         1,098
        Mar-03     Holly House Apartments                3,017         1,186         1,005
        Jul-03     Diamond Loch Apartments               4,250           652         1,256
       Sept-03     Marina Park Apartments               10,300         5,931         6,111
        Dec-03     Bay West Apartments                  12,650         4,076         6,528
                                                      --------      --------      --------
                                                        56,632        24,244        24,341
                                                      --------      --------      --------
2002:
        Mar-02     Collegewood Apartments                5,238         3,005         2,267
        Oct-02     Lake Highlands Land                     420           378           267
        Dec-02     Palm Grove Apartments                 3,125         1,890         1,258
        Dec-02     English Village Apartments           12,900         2,519         4,006
                                                      --------      --------      --------
                                                        21,683         7,792         7,798
                                                      --------      --------      --------
2001:
        Feb-01     Park Norton Apartments                1,019           373             -
        Mar-01     Rancho Sorrento Office Park           4,050         1,484           499
        Apr-01     K-Mart in Charlotte, NC                 375           354           174
        Jul-01     K-Mart in Temple Terrace, FL          7,729         1,871         1,902
        Nov-01     Cornell Apartments                    4,100         1,468         1,919
        Dec-01     Midland Plaza                           950           283           (22)
                                                      --------      --------      --------
                                                        18,223         5,833         4,472
                                                      --------      --------      --------
                                                      $ 96,538      $ 37,869      $ 36,611
                                                      ========      ========      ========

Homebuilding Sales and Development

The following table summarizes homebuilding sales and development activities for 2001 through 2003.

                                             2003         2002         2001
                                           --------     --------     --------
    Aggregate sales collected .........    $ 52,655     $ 25,207     $ 24,718
    Mortgage payments .................     (44,335)     (10,492)     (16,596)
                                           --------     --------     --------
    Net cash proceeds .................       8,320       14,715        8,122
    Renovation costs paid .............     (30,663)      (5,128)     (13,180)
    Proceeds from borrowings ..........      25,553           --          462
                                           --------     --------     --------
    Net cash received (paid) ..........    $  3,210     $  9,587     $ (4,596)
                                           ========     ========     ========

RESULTS OF OPERATIONS

2003 COMPARED TO 2002

Consolidated Properties
-----------------------

At December 31, 2003, our consolidated apartment communities included 9,251 operating rental apartments, and our consolidated commercial properties had an aggregate 1.1 million square feet. The following table summarizes aggregate property level revenues and expenses for all of our consolidated properties for the years ended December 31, 2003 and 2002.

                                             2003         2002        Change
                                           --------     --------     --------
    Rental revenue ....................    $ 84,051     $ 80,362     $  3,689
    Property operating expenses .......     (46,979)     (42,884)      (4,095)
                                           --------     --------     --------
    Net operating income ..............      37,072       37,478         (406)
    Interest expense ..................     (24,368)     (21,421)      (2,947)
    Depreciation expense ..............     (20,032)     (17,736)      (2,296)
                                           --------     --------     --------
                                           $ (7,328)    $ (1,679)    $ (5,649)
                                           ========     ========     ========

The following table presents the impact on property level revenues and expenses of the operations of recently completed properties in lease-up, properties undergoing conversion to condominiums for sale, properties consolidated, and one property sold during the two-year period.

                           Properties
                          Consolidated    Property   Condominium  Properties in    Other
                        in April 2002(a)    Sold     Conversions   Lease-up (b)   Changes      Total
                        ----------------  --------   -----------  -------------   -------     -------
Rental revenue .........    $ 1,997       $  (929)     $(1,110)      $ 3,818      $   (87)    $ 3,689
Property operating
  expenses .............       (745)          623          256        (1,595)      (2,634)     (4,095)
                            -------       -------      -------       -------      -------     -------
Net operating income ...      1,252          (306)        (854)        2,223       (2,721)       (406)
Interest expense .......        (79)          (16)      (2,587)         (155)        (110)     (2,947)
Depreciation expense ...       (251)           --           --          (603)      (1,442)     (2,296)
                            -------       -------      -------       -------      -------     -------
                            $   922       $  (322)     $(3,441)      $ 1,465      $(4,273)    $(5,649)
                            =======       =======      =======       =======      =======     =======

----------
(a) In connection with a change in control, Antelope Pines and Woodcreek Garden were consolidated beginning April 2002.
(b) Includes six recently completed properties in lease-up during one or both periods presented.

Taking units out of service at Pine Crest Apartments in connection with its condominium conversion resulted in a $2.1 million decrease in rental revenue and a $582,000 decrease in property operating expenses. We reported increases in rental revenue of $1 million and net operating income of $506,000 from Tuscany on the Intracoastal, which was purchased as a condominium conversion in June 2003.

Also in connection with the condominium conversion of Pine Crest, we incurred prepayment penalties totaling $3.1 million and $241,000 of deferred financing expenses written off upon the early payoff of two mortgages when we closed a $25 million condominium conversion loan.

The increase in property operating expenses included in Other Changes is related to higher personnel, landscaping, and other costs incurred in order to maintain occupancy in highly competitive rental markets. Additionally, property taxes were higher for newly constructed apartment communities whose values have been reassessed after completion. Also, weather-related costs, including utilities and heavy snow removal, were higher, and insurance costs increased.

Other changes for depreciation expense include $1.4 million resulting from resuming depreciation of two apartment communities upon their reclassification to real estate held for investment in the second quarter of 2003, including an adjustment to record depreciation for the period during which they were classified as held for sale.

Unconsolidated Partnerships and Joint Ventures

The following table summarizes the components of equity in income of unconsolidated partnerships and joint ventures for 2003 and 2002.

                                                                 2003         2002        Change
                                                               --------     --------     --------
HOMEBUILDING OPERATIONS
Homebuilding sales revenue ................................    $ 97,583     $     --     $ 97,583
Costs of homebuilding sales ...............................     (77,381)          --      (77,381)
                                                               --------     --------     --------
                                                                 20,202           --       20,202
                                                               --------     --------     --------

RENTAL PROPERTY OPERATIONS
Rental revenue ............................................    $ 47,534     $ 41,639     $  5,895
Property and other operating expenses .....................     (25,806)     (20,851)      (4,955)
                                                               --------     --------     --------
Net operating income ......................................      21,728       20,788          940
Interest expense ..........................................     (17,576)     (14,462)      (3,114)
Depreciation expense ......................................      (9,485)      (8,311)      (1,174)
                                                               --------     --------     --------
                                                                 (5,333)      (1,985)      (3,348)
                                                               --------     --------     --------

Gain on sale of real estate ...............................          --       27,240      (27,240)
Discontinued operations ...................................          --        7,539       (7,539)
Elimination of management fees paid to Tarragon ...........       4,325        1,403        2,922
Outside partners' interests in income of joint ventures ...      (5,525)      (7,353)       1,828
Distributions in excess of investment .....................       9,120        6,055        3,065
Loss from investment written off ..........................        (313)          --         (313)
Reduction in gain recognized for distributions in excess
  of investment recognized in 2000 ........................          --      (16,257)      16,257
                                                               --------     --------     --------
Equity in income of partnerships and joint ventures .......    $ 22,476     $ 16,642     $  5,834
                                                               ========     ========     ========

Income from homebuilding operations was recognized in 2003 when Las Olas River House, a high-rise condominium development owned by One Las Olas, met the criteria requiring use of the percentage-of-completion method of accounting for the sale of its units. As of December 31, 2003, construction was 74% completed, and sales of 186 units were under firm contract.

Gain on sale of real estate for 2002 includes a $25.1 million gain on the sale of Devonshire Apartment Owners' sole property and $2.1 million in gains on sale of three properties owned by Ansonia Apartments. The reduction in gain recognized for distributions in excess of investment recognized in 2000 relates to Devonshire Apartment Owners. This income was recognized in connection with the transfer of ownership of The Villages at Gateway to the joint venture in July 2000 and represented distribution of financing proceeds in excess of our investment in the joint venture.

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

The following table presents the effect of the operations of recently completed properties in lease-up and properties consolidated, deconsolidated, or sold during the two-year period on aggregate joint ventures' property level revenues and expenses.

                                Properties    Properties      Property       Properties    Other
                               Consolidated      Sold      Deconsolidated   in Lease-up   Changes
                               in 2002 (a)    in 2002 (b)    in 2003 (c)         (d)        (e)         Total
                               ------------   -----------  --------------   -----------   -------      -------
Rental revenue .............     $(1,405)      $(1,357)       $ 1,374        $ 6,258      $ 1,025      $ 5,895
Property and other operating
  expenses .................         550           933         (1,303)        (3,192)      (1,943)      (4,955)
                                 -------       -------        -------        -------      -------      -------
Net operating income .......        (855)         (424)            71          3,066         (918)         940
Interest expense ...........         267           435           (560)        (1,816)      (1,440)      (3,114)
Depreciation expense .......         243            --           (531)        (1,165)         279       (1,174)
                                 -------       -------        -------        -------      -------      -------
                                 $  (345)      $    11        $(1,020)       $    85      $(2,079)     $(3,348)
                                 =======       =======        =======        =======      =======      =======

-----------
(a) In connection with a change in control, Antelope Pines and Woodcreek Garden were consolidated beginning April 2002.

(b) Includes four apartment communities sold in 2002. Operating results for a fifth property sold are presented in discontinued operations.

(c) Due to a change in control in connection with forming a joint venture, Vintage at Fenwick Plantation was deconsolidated in January 2003. Construction of the property was completed in 2003, and it began leasing in July 2002.

(d) Includes three partnerships with recently completed properties in lease-up during most of 2003.

(e) The increase in interest expense resulted from new and supplemental financing placed on several properties, including prepayment penalties and the write-off of deferred borrowing costs.


General and Administrative Expenses
-----------------------------------

Corporate general and administrative expenses increased $3.8 million for 2003 compared to 2002 primarily due to homebuilding-related personnel additions and compensation increases. We have assimilated a team dedicated to homebuilding to help create our pipeline of projects, which take two to four years from inception to generate revenue. Please see the discussion below under "Segment Operating Results - Homebuilding Division." Additionally, we incurred legal and other professional fees and costs of relocating residents of $308,000 in 2003 in connection with a matter relating to the alleged release of asbestos-containing materials at one of our condominium conversion projects.

Property general and administrative expenses increased $628,000 for 2003 compared to 2002, primarily due to property management personnel additions and salary increases.

2002 COMPARED TO 2001

Consolidated Properties
-----------------------

At December 31, 2002, our consolidated apartment communities included 9,815 operating rental apartments, and our consolidated commercial properties had an aggregate 1.2 million square feet. The following table summarizes aggregate property level revenues and expenses for all of our consolidated properties for the years ended December 31, 2002 and 2001.

                                          2002          2001         Change
                                        --------      --------      --------
   Rental revenue .................     $ 80,362      $ 84,020      $ (3,658)
   Property operating expenses ....      (42,884)      (44,983)        2,099
                                        --------      --------      --------
   Net operating income ...........       37,478        39,037        (1,559)
   Interest expense ...............      (21,421)      (26,688)        5,267
   Depreciation expense ...........      (17,736)      (19,597)        1,861
                                        --------      --------      --------
                                        $ (1,679)     $ (7,248)     $  5,569
                                        ========      ========      ========

The following table presents the impact on property level revenues and expenses of the operations of recently completed properties in lease-up, properties undergoing conversion to condominiums, properties consolidated or deconsolidated, and properties sold during the two-year period.

                                                   Properties
                      Properties     Properties       Sold
                          in        Consolidated    in 2001,      Properties    Condominium
                       Lease-up       in April        2002      Deconsolidated  Conversions     Other
                          (a)         2002 (b)    and 2003 (c)   in 2001 (d)        (e)        Changes         Total
                       --------     ------------  ------------  --------------  -----------    --------      --------
Rental revenue ....    $  7,131         4,450      $(11,445)      $ (4,097)      $ (1,234)     $  1,537      $ (3,658)
Property operating
  expenses ........      (2,353)       (1,754)        5,777          1,500            841        (1,912)        2,099
                       --------      --------      --------       --------       --------      --------      --------
Net operating
  income ..........       4,778         2,696        (5,668)        (2,597)          (393)         (375)       (1,559)
Interest expense...      (1,307)       (1,029)        3,111          1,846            400         2,246         5,267
Depreciation
  expense .........      (1,491)         (922)        2,475            880            124           795         1,861
                       --------      --------      --------       --------       --------      --------      --------
                       $  1,980      $    745      $    (82)      $    129       $    131      $  2,666      $  5,569
                       ========      ========      ========       ========       ========      ========      ========

-------------
(a) Includes one commercial property and eight apartment communities which were recently completed properties in lease-up during one or both periods presented.

(b) In connection with a change in control, Antelope Pines and Woodcreek Garden were consolidated beginning April 2002.

(c) Includes four commercial properties and eleven apartment communities. The operations of eight of these apartment communities and one of these commercial properties were not presented in discontinued operations for 2001 because the effect was not significant.

(d) Due to a change in control in connection with forming joint ventures, The Club at Danforth, The Links at Georgetown, The Liberty Building, and The Vineyard at Eagle Harbor were deconsolidated in 2001.

(e) Decreases in rental revenue and expenses are due to taking units out of service at two properties undergoing condominium conversions.

Other increases in rental revenue are due to a 1% increase in scheduled rents and a 3% decrease in vacancy losses. Other increases in property operating expenses are chiefly due to property tax refunds received in 2001, higher costs of insurance in 2002, and increased management fee expense since out-sourcing management to many of our properties in 2001 and 2002. These increased expenses were partially offset by lower utility costs in 2002. Other decreases in interest expense are due to paying off or paying down mortgages and decreases in interest rates on our variable rate debt.

Unconsolidated Partnerships and Joint Ventures
----------------------------------------------

The following table summarizes the components of equity in income of unconsolidated partnerships and joint ventures for 2002 and 2001.

                                                               2002          2001         Change
                                                             --------      --------      --------
Rental revenue .........................................     $ 41,639      $ 45,349      $ (3,710)
Property operating expenses ............................      (20,851)      (20,962)          111
                                                             --------      --------      --------
Net operating income ...................................       20,788        24,387        (3,599)
Interest expense .......................................      (14,462)      (14,709)          247
Depreciation expense ...................................       (8,311)       (6,916)       (1,395)
                                                             --------      --------      --------
                                                               (1,985)        2,762        (4,747)
                                                             --------      --------      --------

Gain on sale of real estate ............................       27,240         1,188        26,052
Discontinued operations ................................        7,539           484         7,055
Elimination of management fees paid to Tarragon ........        1,403         1,146           257
Outside partners' interests in income of joint ventures        (7,353)       (2,003)       (5,350)
Distributions in excess of investment ..................        6,055         4,142         1,913
Reduction in gain recognized for distributions in excess
  of investment recognized in 2000 .....................      (16,257)           --       (16,257)
                                                             --------      --------      --------
Equity in income of partnerships and joint ventures ....     $ 16,642      $  7,719      $  8,923
                                                             ========      ========      ========

The following table presents the effect of the operations of recently completed properties in lease-up and properties consolidated, deconsolidated, or sold during the two-year period on aggregate joint ventures' property level revenues and expenses.

                                  Properties    Properties    Properties    Properties in
                                 Consolidated    Sold in    Deconsolidated     Lease-up      Other
                                  in 2002 (a)    2002 (b)     in 2001 (c)        (d)        Changes        Total
                                 ------------   ----------  --------------  -------------   -------       -------
Rental revenue ...............     $(3,985)      $(6,713)        4,350          2,298       $   340        (3,710)
Property operating expenses ..       1,672         2,804        (1,922)        (1,546)         (897)          111
                                   -------       -------       -------        -------       -------       -------
Net operating income .........      (2,313)       (3,909)        2,428            752          (557)       (3,599)
Interest expense .............       1,006         2,250        (1,815)        (1,228)           34           247
Depreciation expense .........         650           875          (847)          (887)       (1,186)       (1,395)
                                   -------       -------       -------        -------       -------       -------
                                   $  (657)      $  (784)      $  (234)       $(1,363)      $(1,709)      $(4,747)
                                   =======       =======       =======        =======       =======       =======

----------
(a) In connection with a change in control, Antelope Pines and Woodcreek Garden were consolidated beginning April 2002.

(b) Includes four apartment communities sold in 2002. Operating results for a fifth property sold are presented in discontinued operations.

(c) Due to a change in control in connection with forming joint ventures, The Club at Danforth, The Links at Georgetown, The Liberty Building, and The Vineyard at Eagle Harbor were deconsolidated in 2001.

(d) Includes three partnerships with properties recently completed or under construction that began lease-up in 2001 or 2002.

General and Administrative Expenses
-----------------------------------

Corporate general and administrative expenses increased $963,000 for 2002 compared to 2001. We incurred $531,000 of expenses in connection with potential acquisitions or development projects or financing transactions that were not selected for further investment. Additionally, we recognized expense of $317,000 in 2002 in connection with stock options granted. We adopted the fair value method of accounting for stock options, as defined in SFAS No. 123, effective July 1, 2002, and we recognized no expense in 2001 for stock options granted. Partially offsetting these increases was a $796,000 decrease due to ceasing amortization of goodwill in connection with the adoption of SFAS No. 142 in January 2002. The bulk of the remaining increase is related to homebuilding-related personnel additions and compensation increases.

Property general and administrative expenses decreased $409,000 for 2002 compared to 2001, primarily due to a change to third party property management for certain of our properties and a related reduction in property management staff during 2001 and 2002.

SEGMENT OPERATING RESULTS

Homebuilding Division
---------------------

At December 31, 2003, approximately one-third of our assets were in the Homebuilding Division. The following table summarizes homebuilding sales in units and revenue and gross profit in both dollars and as a percentage of sales. Units sold represent units closed except where we have recorded sales revenue under the percentage of completion method.

                                                                For the Years Ended December 31,
                                            ----------------------------------------------------------------------
                                              2003                     2002                     2001
                                            --------                 --------                 --------
Number of units sold
  5600 Collins Avenue ...................         21                       99                      125
  Las Olas River House (a) ..............        186                       --                       --
  Pine Crest Village I ..................        122                       --                       --
  Tuscany on the Intracoastal ...........          6                       --                       --
  Single-family home sites ..............         29                       --                       --
  Smoky Mountain Ridge ..................         13                       --                       --
  Venetian Bay Village I ................        133                       --                       --
                                            --------                 --------                 --------
     Aggregate number of units sold .....        510                       99                      125
                                            ========                 ========                 ========
Homebuilding sales revenue
  5600 Collins Avenue ...................   $  6,277                 $ 26,179                 $ 25,950
  Las Olas River House (a) ..............     97,583                       --                       --
  Pine Crest Village I ..................     26,452                       --                       --
  Tuscany on the Intracoastal ...........      1,213                       --                       --
  Single-family home sites ..............      1,248                       --                       --
  Smoky Mountain Ridge ..................      2,387                       --                       --
  Venetian Bay Village I ................     18,702                       --                       --
                                            --------                 --------                 --------
     Aggregate sales ....................   $153,862                 $ 26,179                 $ 25,950
                                            ========                 ========                 ========
Gross profit on homebuilding sales
  5600 Collins Avenue ...................   $ (1,571)        (25%)   $ (2,680)        (10%)   $  4,091         16%
  Las Olas River House (a) ..............     20,202          21%          --          --           --         --
  Pine Crest Village I ..................      9,960          38%          --          --           --         --
  Tuscany on the Intracoastal ...........        218          18%          --          --           --         --
  Single-family home sites ..............         73           6%          --          --           --         --
  Smoky Mountain Ridge ..................         --          --           --          --           --         --
  Venetian Bay Village I ................      1,167           6%          --          --           --         --
                                            --------    --------     --------    --------     --------   --------
     Gross profit (loss) ................   $ 30,049          20%    $ (2,680)        (10%)   $  4,091         16%
                                            ========    ========     ========    ========     ========   ========
     Less profit previously recognized by
       the Investment Division upon the
       transfer of Pine Crest Apartments
       to the Homebuilding Division .....     (5,640)        (21%)         --          --           --         --
                                            --------    --------     --------    --------     --------   --------
     Gross profit (loss) to the
       Homebuilding Division ............   $ 24,409          16%    $ (2,680)        (10%)   $  4,091         16%
                                            ========    ========     ========    ========     ========   ========

----------
(a) Sales represent revenues recognized under the percentage of completion method. At December 31, 2003, sales under firm contracts were $131.6 million, and construction was 74% complete. Tarragon has a 68% profits interests in this unconsolidated project.


Home sales were $153.9 million in 2003, up from $26.2 million in 2002 and $26 million in 2001. Home sales for 2003 include $97.6 million recognized under the percentage of completion method for Las Olas River House, a luxury, high-rise development in Ft. Lauderdale, Florida. Gross profit net of selling expenses on home sales was 20% for 2003 and 16% in 2001, while we reported a loss on home sales of 10% in 2002. Net of minority interests in consolidated home sales and outside partners' interests in home sales of unconsolidated projects, we reported $25.8 million of income from home sales in 2003 and $4.1 million in 2001. We reported a loss from home sales in 2002 of $2.7 million. This loss was due to an inventory write-down for 5600 Collins Avenue based on increases in estimated costs to complete. We recorded another inventory write-down for 5600 Collins Avenue in 2003 after lowering sale prices to facilitate a quick close-out of the project. As of February 27, 2004, we had four unsold homes at this project.

In 2003, the Homebuilding Division's gross profit from home sales has been reduced by $5.6 million for intercompany profit recognized earlier by the Investment Division when Pine Crest Apartments was transferred to the Homebuilding Division.

The Homebuilding Division also reported intercompany sales of $144.7 million in 2003, $304 million in 2002, and $108.2 million in 2001. These sales represent the transfer of stabilized rental properties to the Investment Division at their then estimated fair values. On an aggregate basis, these estimated fair values exceeded the properties' carrying values by 15% in 2003 and 2001 and 18% in 2002. Net of outside partners' interests in intercompany sales of unconsolidated properties, the Homebuilding Division reported income from intercompany sales of $18.2 million in 2003, $51.7 million in 2002, and $12.2 million in 2001. Gains on transfers of assets between segments do not represent gains recognizable in accordance with GAAP and, accordingly, are eliminated for purposes of consolidated reporting.

Rental properties in the Homebuilding Division reported overall net loss from operations of $6.1 million in 2003, $3.7 million in 2002, and $7.5 million in 2001. These losses are due to operating, interest, and depreciation expenses exceeding revenues during lease-up prior to stabilization.

General and administrative expenses allocated to the Homebuilding Division increased 73% in 2003 to $11.5 million from $6.7 million in 2002, which was up slightly from $6.1 million in 2001. We have assimilated a team dedicated to homebuilding in anticipation of our pipeline of projects, which take two to four years from inception to generate revenue. Please see the table below, which summarizes backlog for our for-sale communities with active sales as of December 31, 2003.

                                                          Backlog (1)            Unsold Inventory
                                                    ----------------------   -----------------------
                                      Number of      Number of   Aggregate     Number      Estimated
                                   Remaining Homes   Homes or    Contract    of Homes or   Remaining
                                    or Home Sites   Home Sites    Prices     Home Sites    Sell-Out
                                   ---------------  ----------  ----------   -----------  ----------
Consolidated communities
   5600 Collins Avenue ..........            6            2     $  1,150            4     $  3,300
   Alexandria Place .............          104          104        4,221           --           --
   Alexandria Pointe ............          123          123        4,757           --           --
   Alta Mar .....................          131           --           --          131       42,800
   Pine Crest Village I .........           17            5        1,377           12        3,300
   Pine Crest Village II ........          116           75       15,056           41       12,800
   Smoky Mountain Ridge .........          190           20        4,007          170       15,000
   Tuscany on the Intracoastal ..          280           45       10,438          235       59,300
   Venetian Bay Village I .......           29           29        4,191           --           --
   Venetian Bay Village II ......          136           39        5,731           97       14,200
   Wekiva Crest .................           28           28        1,552           --           --
   Woods of Lake Helen ..........          105          105        4,008           --           --
Unconsolidated communities (2)
   100 East Las Olas ............           44           --           --           44       35,100
   Las Olas River House .........          287          199      146,074           88      122,800
   XII Hundred Grand ............          159           --           --          159       58,000
   XIII Hundred Grand ...........          118           --           --          118       44,000
                                      --------     --------     --------     --------     --------
                                         1,873          774     $202,562        1,099     $410,600
                                      ========     ========     ========     ========     ========

----------
(1)  Homes or home sites sold, but not yet closed.
(2) Tarragon has profits interests ranging from 50% to 70% in these projects. Revenue recognition policies of unconsolidated partnerships and joint ventures are the same as Tarragon's. Please see "Critical Accounting Policies - Revenue Recognition."


Investment Division
-------------------

At December 31, 2003, approximately two-thirds of our assets were in the Investment Division. Tarragon measures the performance of its Investment Division primarily by net operating income (rental revenue less property operating expenses). Historically, Tarragon has used funds from operations, as defined in NOTE 14. "SEGMENT REPORTING" in the Notes to Consolidated Financial Statements, to measure the performance of its Investment Division, since the operation of the Investment Division resembled that of traditional real estate investment trusts ("REITs"), due to its widespread acceptance and use within the REIT and analyst communities. However, we believe FFO is no longer a meaningful and relevant performance measure of the Investment Division because the funds generated by the Investment Division are used to finance the activities of the Homebuilding Division rather than to directly benefit the Investment Division. Additionally, in the future, it is our intention to convert some of these apartment communities to condominiums, which affects the manner in which we operate them. The Investment Division reported net operating income of $59 million in 2003, $60.7 million in 2002, and $46.3 million in 2001. Net operating income as a percentage of rental revenue was $47.5% in 2003, 49.5% in 2002, and 49.3% in 2001. As discussed previously, operating expenses were higher in 2003 as we devoted greater resources to leasing efforts in highly competitive rental markets.

The following table presents net operating income for our 41 same store Investment Division apartment communities with 7,752 units (consolidated and unconsolidated) and the sixteen (nine consolidated and seven unconsolidated) apartment communities stabilized and moved to the Investment Division during 2002 or 2003. Prior to their stabilization, the operating results of these sixteen properties were included in the Homebuilding Division.

                                                                 For the years ended December 31,
                                                               ----------------------------------
                                                                 2003         2002         2001
                                                               --------     --------     --------
Same store stabilized apartment communities:
   Rental revenue ..........................................   $ 62,175     $ 60,259     $ 57,454
   Property operating expenses .............................    (34,413)     (31,233)     (29,723)
                                                               --------     --------     --------
     Net operating income ..................................   $ 27,762     $ 29,026     $ 27,731
                                                               ========     ========     ========

  Net operating income as a percentage of rental revenue ...       44.7%        48.2%        48.3%
  Average monthly rental revenue per unit ..................   $    668     $    648     $    618

Apartment communities stabilized during period:
  Rental revenue ...........................................   $ 39,756     $ 29,734     $     --
  Property operating expenses ..............................    (18,618)     (13,276)          --
                                                               --------     --------     --------
     Net operating income ..................................   $ 21,138     $ 16,458     $     --
                                                               ========     ========     ========

Net operating income for our 41 same store stabilized Investment Division apartment communities with 7,752 units decreased $1.3 million, or 4.35%, in 2003 compared to 2002 and increased $1.3 million, or 4.67% in 2002 compared to 2001. The decrease in 2003 was mostly due to increases in expenses: 10.18% in 2003 compared to 2002. The increase in 2002 was mostly due to increases in rental revenue: 4.88% in 2002 compared to 2001. This was partially offset by increases in expenses: 5.08% in 2002 compared to 2001. Net operating income as a percentage of rental revenue for these properties was 44.7% in 2003, 48.2% in 2002, and 48.3% in 2001.

Investment Division gains on sale of real estate, including properties owned through unconsolidated partnerships and joint ventures, were $28.3 million in 2003, $38.4 million in 2002, and $3.5 million in 2001. We sold six consolidated apartment communities in 2003, three consolidated apartment communities and five unconsolidated apartment communities in 2002, and two consolidated apartment communities in 2001. These sales brought decreases in net operating income of $5.7 million in 2003 compared to 2002 and $3.1 million in 2002 compared to 2001. We also sold two commercial properties in each of 2003 and 2001. The Investment Division's gains on sale of real estate have been reduced by $1.3 million in 2003 and $954,000 in 2002 for intercompany profit recognized previously by the Homebuilding Division upon the transfer of stabilized rental properties to the Investment Division. The Investment Division also reported gains on intercompany sales of $5.3 million in 2003, $12.9 million in 2002, and 808,000 in 2001. These intercompany sales related to the transfer of properties to the Homebuilding Division for renovation or conversion to condominiums.

Interest expense for the Investment Division increased by $373,000, or 1%, in 2003 compared to 2002. For the 41 same store stabilized apartment communities, interest expense increased 5% from $16.5 million to $17.3 million due to additional debt from financings of these properties in 2002 and 2003. A decrease of $2.9 million came from the sale of Investment Division apartment communities during 2002 and 2003. An increase of $2.4 million was related to stabilized apartment communities transferred into the Investment Division.

Investment Division interest expense increased by 30% in 2002 from $27.7 million in 2001. The 41 same store stabilized apartment communities reported a 5% decrease in 2002 from $17.3 million in 2001 chiefly because of lower interest rates on variable rate debt. A $10.2 million increase was the result of the transfer of stabilized apartment communities into the Investment Division in 2002. An increase of $1.7 million was the result of the transfer of two stabilized commercial properties into the Investment Division in 2002. A $2.4 million decrease came from the sale of Investment Division apartment communities during 2001 and 2002.

Investment Division depreciation expense was $30 million in 2003, $28.2 million in 2002, and $17.5 million in 2001. The 41 same store stabilized apartment communities reported depreciation expense of $13.5 million in 2003, $11.8 million in 2002, and $10.5 million in 2001. Most of the increase for same store stabilized apartment communities in 2003 was the result of resuming depreciation of two properties upon their reclassification from Real Estate Held for Sale to Real Estate Held for Investment. The increase for same store stabilized apartment communities in 2002 came from depreciation of capital improvements made in 2001 and 2002. In 2003, an increase of $1.9 million in Investment Division depreciation expense was related to stabilized apartment communities transferred into the Investment Division, and a $2.5 million decrease was related to properties sold during 2002 and 2003. In 2002, a $6.9 million increase came from stabilized apartment communities transferred into the Investment Division.

General and administrative expenses allocated to the Investment Division fell to $5.4 million in 2003 from $5.9 million in each of 2002 and 2001. General and administrative expenses were 4.4% of divisional revenues in 2003, 4.8% in 2002, and 6.3% in 2001.

Estimated Fair Market Value of Net Assets Per Common Share
----------------------------------------------------------

Tarragon also measures its performance by changes in estimated fair market value of net assets per common share, as presented in the following table. All per share amounts have been restated to give effect to the April 2002 10% stock dividend, the February 2003 three-for-two stock split, and the January 2004 five-for-four stock split.

                                                                                    December 31,
                                                                          --------------------------------
                                                                            2003        2002        2001
                                                                          --------    --------    --------
Carrying values of homebuilding inventory, real estate, and
   investments in partnerships and joint ventures:

   Homebuilding inventory ............................................    $ 97,234    $ 31,632    $ 31,412

   Real estate net of accumulated depreciation
     Homebuilding ....................................................    $ 29,304    $ 69,609    $200,762
     Investment ......................................................     365,791     365,918     201,971
                                                                          --------    --------    --------
                                                                          $395,095    $435,527    $402,733
                                                                          ========    ========    ========
  Investments in and advances to partnerships and joint ventures
     Homebuilding ....................................................    $ 74,074    $ 20,258    $ 25,934
     Investment ......................................................       7,690       8,844       5,363
                                                                          --------    --------    --------
                                                                          $ 81,764    $ 29,102    $ 31,297
                                                                          ========    ========    ========

Book value per common share (1) ......................................    $   6.51    $   4.53    $   4.33
                                                                          ========    ========    ========

Estimated fair market values (2):

   Homebuilding inventory ............................................    $ 97,234    $ 43,727    $ 31,499

   Real estate
     Homebuilding ....................................................    $ 29,656    $ 68,713    $220,600
     Investment ......................................................     549,598     522,953     330,325
                                                                          --------    --------    --------
                                                                          $579,254    $591,666    $550,925
                                                                          ========    ========    ========
  Investments in and advances to partnerships and joint ventures
     Homebuilding ....................................................    $ 73,759    $ 20,258    $ 48,410
     Investment ......................................................      77,035      62,628      45,586
                                                                          --------    --------    --------
                                                                          $150,794    $ 82,886    $ 93,996
                                                                          ========    ========    ========

Estimated fair market value of net assets per common share (3) .......    $  23.59    $  18.90    $  17.52
                                                                          ========    ========    ========

Estimated fully diluted fair market value of net assets per common
   share (3) .........................................................    $  20.34    $  16.68    $  15.72
                                                                          ========    ========    ========

----------
(1) Book value per common share represents total stockholders equity less preferred stock liquidation preference divided by shares outstanding.

(2) Estimated fair market values have been determined using the following procedures. For properties with appraisals ordered by lenders in connection with mortgage financing performed within one year, the appraised values are used. For 2001, we estimated the fair market values of ten properties then under contract for sale at such contract sale prices. Six of these were sold in 2002. We estimated the fair market value of a nearly completed commercial property under construction at the amount of a written offer less estimated costs to complete construction. We estimated the fair market values of four properties using contract prices from recently terminated sale contracts with third parties. For 2002, we estimated the fair market value of five properties under contract at such contract prices. Three of these properties were sold in the first quarter of 2003. We estimated the fair market values of two properties based on written offers to purchase from third parties. For 2003, we estimated the fair market value of one property under contract at its contract sale price. For land and all properties under development or construction or in initial lease-up, the historical cost basis net carrying values are used. For all other properties, we engaged Marcus & Millichap, a national real estate investment brokerage company, to perform Broker's Opinions of Value, and these values are used. Estimated fair market values of investments in and advances to partnerships and joint ventures reflect Tarragon's interest in the estimated fair market values of the net assets (real estate or homebuilding inventory value less mortgage debt).

(3) The estimated fair market value of our net assets is computed by adding the excess of our estimated fair market values of our real estate, homebuilding inventory, and investments in and advances to partnerships and joint ventures over their book values to and subtracting intangible assets and deferred charges from book value equity. Estimated fully diluted fair market value of net assets per common share has been computed assuming all outstanding stock options have been exercised.

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

At December 31, 2003, Tarragon had four interest rate caps with aggregate notional values of $35.7 million that mature between December 2005 and December 2006. The carrying values of the caps are adjusted quarterly to their estimated fair values, with the changes in value charged or credited to interest expense. At December 31, 2003, if the rates on which the fair values are based had been 100 basis points lower, it would result in a $26,000 increase in annual interest expense. If the rates on which the fair values are based had been 100 basis points higher, annual interest expense would be lower by $30,000.

At December 31, 2003, Tarragon had approximately $275 million of variable rate debt. The primary base rate is the 30-day LIBOR. Using this balance of debt, a 100 basis point (1%) increase in LIBOR or any other indexes on which the rates are based would reduce our annual pre-tax earnings by approximately $2.38 million (based on our expected level of interest capitalized) and cash flows by approximately $2.75 million (based on our currently available interest reserves). On the other hand, a 100 basis point decrease in interest rates would increase our annual pre-tax earnings by approximately $2.38 million and cash flows by approximately $2.40 million.

At December 31, 2003, unconsolidated partnerships had approximately $201 million of variable rate debt. A 100 basis point increase in the index on which the rates are based would reduce our annual pre-tax earnings by approximately $813,000 (based on our current operations-sharing ratios in the partnerships and the expected level of interest capitalized), while a 100 basis point decrease would increase our annual pre-tax earnings by approximately $813,000. Assuming these partnerships distribute all of their available cash to the partners, our annual cash flow would decrease by $922,000 if interest rates increase by 1% and would increase by $922,000 if interest rates decrease by 1% (based on our currently available interest reserves).






                     [This space intentionally left blank]

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----

Reports of Independent Public Accountants.................................   51

Consolidated Balance Sheets -
  December 31, 2003 and 2002 .............................................   54

Consolidated Statements of Operations -
  December 31, 2003, 2002, and  2001......................................   55

Consolidated Statements of Stockholders' Equity -
  December 31, 2003, 2002, and  2001......................................   57

Consolidated Statements of Cash Flows -
  December 31, 2003, 2002, and  2001......................................   58

Notes to Consolidated Financial Statements................................   61

Schedule III - Real Estate and Accumulated Depreciation...................   94









All other schedules are omitted because they are not required or are not applicable or because the information required is included in the Consolidated Financial Statements or Notes.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders of
Tarragon Realty Investors, Inc.

We have audited the accompanying consolidated balance sheets of Tarragon Realty Investors, Inc., and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements of the Company as of and for the year ended December 31, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 29, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tarragon Realty Investors, Inc., and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," and the fair value accounting method of No. 123 "Accounting for Stock-Based Compensation" in 2002 and No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" in 2003.

As discussed above, the financial statements of the Company as of December 31, 2001, and for the year then ended were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been revised to reclassify the previously reported extraordinary item for the early extinguishments of debt as required by SFAS 145, and to include the transitional disclosures required by SFAS 142, which were adopted by the Company as of January 1, 2003, and January 1, 2002, respectively. Our audit procedures with respect to the disclosures in Note 1 with respect to 2001 included agreeing the previously reported extraordinary item for the early extinguishments of debt to the Company's underlying records obtained from management and testing the mathematical accuracy of the revision in income from continuing operations before extraordinary items and discontinued operations and the related earnings-per-share amounts. In our opinion, the revisions to the financial statements and related disclosures for 2001 in Note 1 are appropriate and have been appropriately applied. Our audit procedures with respect to the disclosures in Note 16 with respect to 2001 included agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense recognized in those periods related to goodwill that is no longer being amortized as a result of initially applying SFAS 142 to the Company's underlying records obtained from management. We also tested the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings per share amounts. In our opinion, the disclosures for 2001 in Note 16 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such revisions and related disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

We have also audited Schedule III for the years ended December 31, 2003 and 2002. In our opinion, these schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information therein.

/s/ GRANT THORNTON LLP

Dallas, Texas
March 5, 2004

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Tarragon Realty Investors, Inc., and Subsidiaries Annual Report on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. The Consolidated Balance Sheets as of December 31, 2001, and the Consolidated Statements of Operations, Stockholders' Equity, and Cash Flows for the years ended December 31, 2000, referred to in this report have not been included in the accompanying Consolidated Financial Statements.


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



/s/ Arthur Andersen LLP
Dallas, Texas
March 29, 2002

                         TARRAGON REALTY INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                      December 31,
                                                                                -----------------------
                                                                                   2003          2002
                                                                                ---------     ---------
                                                                                 (dollars in thousands)
Assets
------

Real estate held for investment (net of accumulated depreciation of
  $110,817 in 2003 and $103,173 in 2002) ...................................    $ 395,095     $ 427,989
Real estate held for sale (net of accumulated depreciation of
  $301 in 2002) ............................................................           --         7,538
Homebuilding inventory .....................................................       97,234        31,632
Investments in and advances to partnerships and joint ventures .............       81,764        29,102
Cash and cash equivalents ..................................................       21,626        18,023
Restricted cash ............................................................        6,573         6,115
Goodwill ...................................................................        2,691         2,691
Other assets, net (including $626 in 2002 due from affiliates) .............       18,834        17,134
                                                                                ---------     ---------
                                                                                $ 623,817     $ 540,224
                                                                                =========     =========
Liabilities and Stockholders' Equity
------------------------------------

Liabilities
Notes, debentures, and interest payable ....................................    $ 471,262     $ 428,926
Other liabilities (including $150 in 2002 due to affiliates) ...............       26,886        19,042
                                                                                ---------     ---------
                                                                                  498,148       447,968

Commitments and contingencies ..............................................

Minority interest ..........................................................       22,341        18,523

Stockholders' equity
Common stock, $.01 par value; authorized shares, 20,000,000; shares outstanding, 11,583,973 in 2003 and 7,896,760 in 2002 (after deducting
  4,889,821 in 2003 and 3,705,382 in 2002 held in treasury) ................          115            79
Special stock, $.01 par value; authorized shares, 7,500,000; shares
  outstanding, none ........................................................           --            --
Preferred stock, $.01 par value; authorized shares, 2,500,000; shares outstanding, 753,333 in 2003 and 560,518 in 2002; liquidation
  preference, $9,040 in 2003 and $6,726 in 2002, or $12 per share ..........            8             6
Paid-in capital ............................................................      305,562       306,414
Accumulated deficit ........................................................     (202,357)     (232,766)
                                                                                ---------     ---------
                                                                                  103,328        73,733
                                                                                ---------     ---------
                                                                                $ 623,817     $ 540,224
                                                                                =========     =========


              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                         TARRAGON REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        For the Years Ended December 31,
                                                                     -------------------------------------
                                                                        2003          2002          2001
                                                                     ---------     ---------     ---------
                                                                  (dollars in thousands, except per share data)
Revenue
  Rentals .......................................................    $  84,051     $  80,362     $  84,020
  Homebuilding sales revenue ....................................       56,279        26,179        25,950
  Management fees and other (including $429 in 2003, $472 in
     2002, and $314 in 2001 from affiliates) ....................          922           580           518
                                                                     ---------     ---------     ---------
                                                                       141,252       107,121       110,488
                                                                     ---------     ---------     ---------
Expenses
  Property operations ...........................................       46,979        42,884        44,983
  Costs of homebuilding sales (including inventory write-downs
     of $1,571 in 2003 and $2,680 in 2002) ......................       46,431        28,859        21,859
  Depreciation ..................................................       20,032        17,736        19,597
  General and administrative
     Corporate ..................................................       13,234         9,472         8,509
     Property ...................................................        3,692         3,064         3,473
                                                                     ---------     ---------     ---------
                                                                       130,368       102,015        98,421
                                                                     ---------     ---------     ---------
Other income and expenses
  Equity in income of partnerships and joint ventures ...........       22,476        16,642         7,719
   Minority interests in income of consolidated partnerships
     and joint ventures .........................................       (2,590)       (1,285)         (520)
   Interest income (including $678 in 2003 and $265 in 2002
     from affiliates) ...........................................        1,605           510           338
   Interest expense (including $2 in 2003, $228 in 2002, and
     $397 in 2001 to affiliates) ................................      (25,681)      (22,968)      (28,267)
   Net gain on sale of real estate ..............................        1,223         1,258         4,994
   Gain on early extinguishment of debt .........................           --            --           420
   Gain (loss) on investments ...................................           --           (29)        1,551
   Insurance and other claims ...................................           60            84           306
   Litigation settlements .......................................           --           102         2,295
                                                                     ---------     ---------     ---------
Income (loss) from continuing operations ........................        7,977          (580)          903
Discontinued operations
  Income (loss) from operations .................................           99          (501)           --
  Gain on sale of real estate ...................................       23,118         6,540            --
Cumulative effect of change in accounting principle .............           --            --           326
                                                                     ---------     ---------     ---------
Net income ......................................................       31,194         5,459         1,229
Dividends on cumulative preferred stock .........................         (785)         (683)         (657)
                                                                     ---------     ---------     ---------
Net income allocable to common stockholders .....................    $  30,409     $   4,776     $     572
                                                                     =========     =========     =========




              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                         TARRAGON REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

                                                                    For the Years Ended December 31,
                                                             ---------------------------------------------
                                                                  2003            2002             2001
                                                             ------------    ------------     ------------
                                                             (dollars in thousands, except per share data)
Earnings per common share
Income (loss) from continuing operations allocable to
  common stockholders ...................................    $        .50    $       (.08)    $        .02
Discontinued operations .................................            1.58             .40               --
Cumulative effect of change in accounting principle .....              --              --              .02
                                                             ------------    ------------     ------------
Net income allocable to common stockholders .............    $       2.08    $        .32     $        .04
                                                             ============    ============     ============

Weighted average shares of common stock
  used in computing earnings per share ..................      14,650,091      15,085,476       15,407,508
                                                             ============    ============     ============

Earnings per common share - assuming dilution
Income (loss) from continuing operations allocable to
  common stockholders ...................................    $        .43    $       (.08)    $        .02
Discontinued operations .................................            1.37             .40               --
Cumulative effect of change in accounting principle .....              --              --              .02
                                                             ------------    ------------     ------------
Net income allocable to common stockholders .............    $       1.80    $        .32     $        .04
                                                             ============    ============     ============

Weighted average shares of common stock used in
  computing earnings per share - assuming dilution ......      16,924,535      15,085,476       16,172,034
                                                             ============    ============     ============





              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                         TARRAGON REALTY INVESTORS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                        Preferred Stock             Common Stock
                                    ---------------------     ------------------------     Paid-in      Accumulated    Stockholders'
                                      Shares       Amount        Shares        Amount      Capital        Deficit         Equity
                                    ---------     -------     -----------     -------     ---------     -----------    ------------
                                                                                           (dollars in thousands)

Balance, December 31, 2000 .......    588,274     $     6       7,590,112     $    76     $ 302,205     $ (228,161)    $  74,126
Repurchase of common stock .......         --          --        (265,708)         (3)       (3,178)            --        (3,181)
Retirement of preferred stock ....    (41,747)         --          39,875          --           (53)            --           (53)
Stock options exercised ..........         --          --          63,147           1           361             --           362
Acquisition of Accord Properties
  Associates, LLC ................     25,000          --              --          --         1,292             --         1,292
Dividends on cumulative preferred
  stock ($1.20 per share) ........         --          --              --          --            --           (657)         (657)
Net income .......................         --          --              --          --            --          1,229         1,229
                                    ---------     -------     -----------     -------     ---------     ----------     ---------
Balance, December 31, 2001 .......    571,527           6       7,427,426          74       300,627       (227,589)       73,118
Repurchase of common stock .......         --          --        (326,982)         (3)       (4,728)            --        (4,731)
Retirement of preferred stock ....    (11,009)         --              --          --          (132)            --          (132)
Common stock dividend ............         --          --         736,749           7         9,946         (9,953)           --
Dividends on cumulative preferred
  stock ($1.20 per share) ........         --          --              --          --            --           (683)         (683)
Stock options exercised ..........         --          --          59,567           1           384             --           385
Compensation expense related to
  stock options granted ..........         --          --              --          --           317             --           317
Net income .......................         --          --              --          --            --          5,459         5,459
                                    ---------     -------     -----------     -------     ---------     ----------     ---------
Balance, December 31, 2002 .......    560,518           6       7,896,760          79       306,414       (232,766)       73,733
Repurchase of common stock .......         --          --        (275,443)         (3)       (4,148)            --        (4,151)
Retirement of preferred stock ....     (3,000)         --              --          --           (35)            --           (35)
Stock options exercised ..........         --          --          38,644          --           246             --           246
Three for two common stock split .         --          --       3,924,012          39           (39)            --            --
Dividends on cumulative preferred
  stock ($1.20 per share) ........         --          --              --          --            --           (785)         (785)
Compensation expense related to
  stock options granted ..........         --          --              --          --           268             --           268
Purchase of homebuilding inventory    195,815           2              --          --         2,856             --         2,858
Net income .......................         --          --              --          --            --         31,194        31,194
                                    ---------     -------     -----------     -------     ---------     ----------     ---------
Balance, December 31, 2003 .......    753,333     $     8      11,583,973     $   115     $ 305,562     $ (202,357)    $ 103,328
                                    =========     =======     ===========     =======     =========     ==========     =========




              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                         TARRAGON REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    For the Years Ended December 31,
                                                                   ----------------------------------
                                                                     2003         2002         2001
                                                                   --------     --------     --------
                                                                         (dollars in thousands)
Cash Flows from Operating Activities
  Net income ..................................................    $ 31,194     $  5,459     $  1,229
  Adjustments to reconcile net income to net cash provided by operating activities:
  Cumulative effect of change in accounting principle .........          --           --         (326)
  Gain on early extinguishment of debt ........................          --           --         (420)
  Insurance and other claims ..................................         (60)         (84)        (306)
  (Gain) loss on investments ..................................          --           29       (1,551)
  Net gain on sale of real estate .............................     (24,341)      (7,798)      (4,994)
  Minority interests in income of consolidated partnerships
     and joint ventures .......................................       2,590        1,285          520
  Depreciation and amortization ...............................      23,678       22,660       23,001
  Equity in income of partnerships and joint ventures .........     (22,476)     (16,642)      (7,719)
  Costs of homebuilding sales .................................      46,431       28,859       21,859
  Purchase of homebuilding inventory ..........................     (12,450)      (1,920)          --
  Noncash compensation related to stock options ...............         268          317           --
  Commissions and closing costs paid on homebuilding sales ....      (3,624)        (972)      (1,232)
  Homebuilding renovation and development costs paid ..........     (30,663)      (5,128)     (13,180)
  Changes in other assets and other liabilities, net of
     effects of non-cash investing and financing activities:
       Increase in interest receivable ........................        (705)        (139)          (9)
       (Increase) in other assets .............................        (560)         403       (2,730)
       Increase (decrease) in other liabilities ...............      (2,568)      (1,551)       2,338
       Increase in interest payable ...........................         466            2          265
                                                                   --------     --------     --------
       Net cash provided by operating activities ..............       7,180       24,780       16,745
                                                                   --------     --------     --------

Cash Flows from Investing Activities
  Purchase of operating apartment communities .................          --           --       (2,366)
  Purchase of land for development ............................      (2,156)      (3,055)      (2,474)
  Proceeds from the sale of real estate .......................      24,244        7,792        5,833
  Property capital improvements ...............................     (11,161)     (16,247)      (9,891)
  Real estate development costs ...............................     (10,233)     (29,485)     (41,485)
  Earnest money deposits (paid) received, net .................      (2,005)          51          (43)
  Note receivable collections .................................         152        3,499        4,875
  Distributions from investing activities of partnerships and
     joint ventures ...........................................          --       13,244        1,814
  Advances to partnerships and joint ventures for development
     costs or for the purchase of land for development ........     (35,271)      (6,626)     (12,289)
  Refund of partnership and joint venture development costs
     from construction financing ..............................          --        4,814          533
  Net distributions related to property operations of
     partnerships and joint ventures ..........................       3,283        2,071        5,159
  Distributions to minority partners of consolidated
     partnerships and joint ventures ..........................      (1,245)        (921)        (267)
  Other .......................................................          --          (98)        (300)
                                                                   --------     --------     --------
     Net cash used in investing activities ....................     (34,392)     (24,961)     (50,901)
                                                                   --------     --------     --------


              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                         TARRAGON REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                    For the Years Ended December 31,
                                                                 -------------------------------------
                                                                    2003          2002          2001
                                                                 ---------     ---------     ---------
                                                                         (dollars in thousands)
Cash Flows from Financing Activities
  Proceeds from borrowings ..................................    $ 230,565     $ 108,459     $  89,043
  Principal payments on notes payable .......................     (204,765)      (88,580)      (62,123)
  Advances (repayment of advances) from affiliates, net .....           --       (12,186)        5,021
  Distributions from financing activities of partnerships and
     joint ventures .........................................        8,837         7,096        10,434
  Stock repurchases .........................................       (4,186)       (4,863)       (3,234)
  Dividends to stockholders, including amounts accrued in
     prior years ............................................         (791)       (1,325)         (497)
  Other .....................................................        1,155           614           360
                                                                 ---------     ---------     ---------
     Net cash provided by financing activities ..............       30,815         9,215        39,004
                                                                 ---------     ---------     ---------

Net increase in cash and cash equivalents ...................        3,603         9,034         4,848
Cash and cash equivalents, beginning of year ................       18,023         8,989         4,141
                                                                 ---------     ---------     ---------
Cash and cash equivalents, end of year ......................    $  21,626     $  18,023     $   8,989
                                                                 =========     =========     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid .............................................    $  23,650     $  23,829     $  26,508
                                                                 =========     =========     =========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Changes in assets and liabilities in connection with the
  purchase of operating apartment communities:
    Real estate .............................................    $      --     $      --     $  16,372
    Restricted cash .........................................           --            --           468
    Other assets ............................................           --            --           170
    Notes and interest payable ..............................           --            --       (14,420)
    Other liabilities .......................................           --            --          (224)
                                                                 ---------     ---------     ---------
      Cash paid .............................................    $      --     $      --     $   2,366
                                                                 =========     =========     =========

Assets written off and liabilities released in connection
  with the sale of real estate:
    Real estate .............................................    $  27,600     $  12,463     $  12,702
    Allowance for estimated losses ..........................           --            --           (71)
    Other assets ............................................          523        (1,654)         (873)
    Notes and interest payable ..............................      (27,394)      (10,469)      (10,868)
    Other liabilities .......................................         (826)         (346)          (51)
    Net gain on sale ........................................       24,341         7,798         4,994
                                                                 ---------     ---------     ---------
      Cash received .........................................    $  24,244     $   7,792     $   5,833
                                                                 =========     =========     =========



              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                         TARRAGON REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                  For the Years Ended December 31,
                                                                ----------------------------------
                                                                  2003         2002         2001
                                                                --------     --------     --------
                                                                      (dollars in thousands)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES (Continued):

Effect on assets and liabilities of the consolidation of two apartment communities in 2002 and the deconsolidation of
  one apartment community in 2003 and four apartment
  communities in 2001:
    Real estate ............................................    $(16,377)    $ 38,488     $(65,414)
    Investments in and advances to partnerships and joint
       ventures ............................................       2,549          207        5,737
    Other assets ...........................................        (260)       1,858       (1,349)
    Notes and interest payable .............................      13,424      (31,672)      60,390
    Other liabilities ......................................         664         (284)         636
    Minority interest ......................................          --       (8,597)          --
                                                                --------     --------     --------
                                                                $     --     $     --     $     --
                                                                ========     ========     ========

Liabilities and equity that financed the purchase of
  homebuilding inventory:
  Notes payable and other liabilities ......................    $ 61,279     $     --     $     --
                                                                ========     ========     ========
  Equity ...................................................    $  2,858     $     --     $     --
                                                                ========     ========     ========







              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                         TARRAGON REALTY INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements of Tarragon Realty Investors, Inc., its subsidiaries, and consolidated partnerships and joint ventures have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"), the most significant of which are described in NOTE 1. "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES." The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements. The data presented in the Notes to Consolidated Financial Statements are as of December 31 of each year and for the years then ended unless otherwise indicated. Dollar amounts in tables are in thousands, except per share amounts. Certain balances for 2001 and 2002 have been reclassified to conform to the 2003 presentation.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidation. The Consolidated Financial Statements include the accounts of Tarragon, its subsidiaries, and partnerships and joint ventures (which consist primarily of limited liability companies) it controls. Tarragon is deemed to control partnerships or joint ventures which have no unaffiliated owners or for which Tarragon is designated as the manager and the outside owners are given no participating rights, as defined in the Financial Accounting Standard Board's ("FASB") Emerging Issues Task Force's 96-16 Abstract ("EITF 96-16"), or are given no important rights as defined in the American Institute of Certified Public Accountants' Statement of Position ("SOP") 78-9, "Accounting for Investments in Real Estate Ventures." All significant intercompany transactions and balances have been eliminated.

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

We capitalize improvements and major rehabilitation projects that increase the value of the respective property and have useful lives greater than one year except for individual expenditures less than $10,000 that are not part of a planned renovation project. Under this policy, during 2003, expenditures of $11 million were capitalized, and property replacements of $3.5 million were expensed. Property replacements expensed include, but are not limited to, such items as landscaping, common area improvements, and apartment upgrades. Depreciation is provided against real estate held for investment by the straight-line method over the estimated useful lives of the assets, ranging from three to 40 years. Real estate held for sale is not depreciated.

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

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In August 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which, among other things, requires operating results for assets sold or held for sale to be presented as discontinued operations for current and all prior years presented. SFAS No. 144 also changed the rules for impairment testing of real estate held for investment by requiring the use of a probability weighted holding period for purposes of estimating undiscounted cash flows. We adopted this statement January 1, 2002. The adoption had no effect on our reported net income. For the years ended December 31, 2003 and 2002, the operations of properties for which a plan of disposal was implemented after the adoption of SFAS No. 144 have been reported in discontinued operations. Total revenues included in discontinued operations were $3.7 million and $10.2 million for the years ended December 31, 2003 and 2002. These operations were previously reported in the Investment Division. We have not restated operating results for the year ended December 31, 2001, to present the operations of these properties in discontinued operations due to immateriality.

Homebuilding inventory. Homebuilding inventory consists of land, condominium conversions, and condominium, townhome, cabin site, and single-family home site developments. Homebuilding inventory, including capitalized interest and real estate taxes, is carried at the lower of cost or fair value determined by evaluation of individual projects. Whenever events or circumstances indicate that the carrying value of homebuilding inventory may not be recoverable, the related assets are written down to their estimated fair market value less selling costs.

Capitalized interest. We capitalize interest on funds used in constructing property from the date of initiation of construction activities through the time the property is ready for leasing or sale. Interest of $1.7 million, $850,000, and $2.8 million was capitalized during 2003, 2002, and 2001, respectively.

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

Goodwill. Goodwill was recorded in connection with the acquisitions of Tarragon Realty Advisors and Accord Properties Associates and, until December 31, 2001, was amortized on the straight-line method. We adopted SFAS No.142, "Goodwill and Other Intangible Assets," on January 1, 2002. SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized as expenses of operations but rather carried on the balance sheet as permanent assets. These assets will be subject to at least annual assessment for impairment by applying a fair-value-based test. There was no transitional impairment loss at January 1, 2002. Amortization of goodwill amounted to $796,000 for 2001. See NOTE 16.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

"GOODWILL" for a presentation of income from continuing operations, net income, earnings per common share, and earnings per common share - assuming dilution for 2001, adjusted to exclude amortization expense related to goodwill.

Revenue Recognition. Homebuilding sales revenue is typically recognized at the time of closing under the completed contract method. The related profit is recognized when collectibility of the sale price is reasonably assured and the earnings process is substantially complete. When a sale does not meet the requirements for income recognition, profit is deferred until such requirements are met. For mid-rise and high-rise condominium developments, where construction typically takes eighteen months or more, the percentage-of-completion method is employed. Under this method, once construction is beyond a preliminary stage, buyers are committed to the extent of being unable to require refunds except for non-delivery of the home, a substantial percentage of homes are under firm contracts, the sale prices are deemed collectible, and remaining costs and revenues can be reasonably estimated, revenue is recorded as a portion of the value of non-cancelable sale contracts. Revenue recognized is calculated based upon the percentage of construction costs incurred in relation to total estimated construction costs. Any amounts due under sale contracts, to the extent recognized as revenue, are recorded as contracts receivable.

Rental revenue is recognized on the straight-line method. Lease terms for our apartment communities are generally for one year or less. Lease terms for our commercial properties are generally from three to five years, although they may be shorter or longer. Rental concessions are deferred and amortized on the straight-line method over the lease terms as a reduction to rental revenue. We accrue percentage rentals only after the tenants' sales have reached the threshold provided for in the lease.

Interest and management fee revenue are recognized when earned. Revenue from long term laundry and cable service contracts is deferred and amortized to income on the straight-line method over the terms of the contracts.

Gains on sales of real estate are recognized when and to the extent permitted by SFAS No. 66 - "Accounting for Sales of Real Estate." Until the requirements of SFAS No. 66 for full profit recognition have been met, transactions are accounted for using the deposit, installment, cost recovery, or financing method, whichever is appropriate.

Investments in noncontrolled partnerships and joint ventures. We use the equity method to account for investments in partnerships and joint ventures over which we exercise significant influence but do not control. Under the equity method, our initial investments are increased by our proportionate share of the partnerships' or joint ventures' operating income and additional advances and decreased by our proportionate share of the partnerships' or joint ventures' operating losses and distributions received. We determine Tarragon's proportionate share of the profits or losses of the partnerships and joint ventures consistent with the allocation of cash distributions in accordance with the provisions of SOP 78-9. Our interest in intercompany transactions is eliminated.

Stock split and dividend. In December 2003, the Board of directors approved a five-for-four stock split effective January 15, 2004. In January 2003, the Board of Directors approved a three-for-two stock split effective February 14, 2003. In April 2002, a 10% stock dividend was paid. Weighted average shares of

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

common stock outstanding and stock options outstanding, granted, exercised, and forfeited in NOTE 8. "STOCK OPTIONS" have been restated to give effect to the stock splits and dividend.

Earnings per common share. Net income per share of common stock is computed based upon the weighted average number of shares outstanding during each year. All share and per share data have been restated to give effect to the 10% stock dividend paid in April 2002, the three-for-two stock split on February 14, 2003, and the five-for-four stock split on January 15, 2004. See NOTE 7. "EARNINGS PER COMMON SHARE."

Fair value of financial instruments. Disclosure about fair value of financial instruments is based on pertinent information available to us as of December 31, 2003 and 2002. Considerable judgment is necessary to interpret market data and develop estimated fair values. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values. For these reasons, the estimated fair values presented may differ significantly from the actual amounts we may realize or pay.

As of December 31, 2003 and 2002, we estimate that the carrying amounts for cash and cash equivalents and restricted cash approximate fair value because of the short maturities of these instruments. In addition, the carrying amounts of notes receivable and other liabilities approximate fair value. The fair values of notes payable are estimated by discounting future expected cash flows using current rates for loans with similar terms and maturities. See NOTE 4. "NOTES, DEBENTURES, AND INTEREST PAYABLE" for the disclosure of fair values of notes payable.

Stock option plans. In 2002, we adopted the fair value method defined in SFAS No. 123, "Accounting for Stock-Based Compensation," in accounting for our stock option plans, where previously we applied Accounting Principles Board's Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," and related Interpretations. SFAS No. 123 indicates that the fair value method is the preferable method of accounting. In December 2002, the FASB amended SFAS No. 123 by issuing SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure," which we adopted upon issuance. We elected to apply the fair value method prospectively, which is one of three methods established by SFAS No. 148, for all options granted since the beginning of 2002. Under APB No. 25, compensation costs related to stock options issued pursuant to compensatory plans are measured based on the difference between the quoted market price of the stock at the measurement date (ordinarily the date of grant) and the exercise price and should be charged to expense over the periods during which the grantee performs the related services. No stock-based employee compensation expense was recognized in 2001. Because awards under the plans vest over five years, the cost related to stock-based employee compensation included in the determination of net income for 2003 and 2002 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per common share if the fair value based method had been applied to all outstanding and unvested awards in each period. For more information about our stock option plans, see NOTE 8. "STOCK OPTIONS."

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


                                                                For the Years Ended December 31,
                                                     ------------------------------------------------------
                                                            2003               2002               2001
                                                     ----------------   ----------------   ----------------
Net income allocable to common stockholders,
  as reported...................................     $         30,409   $          4,776   $            572
Add:
  Stock-based employee compensation expense
  included in reported net income ..............                  268                317                 --
Deduct:
  Total stock-based employee compensation
  expense determined under fair value based
  method for all awards ........................                (465)               (568)              (335)
                                                     ----------------   ----------------   ----------------
Pro forma net income allocable to common
  stockholders..................................     $         30,212   $          4,525   $            237
                                                     ================   ================   ================

 Earnings per common share
  Net income allocable to common stockholders,
    as reported.................................     $           2.08   $            .32   $            .04
                                                     ================   ================   ================
  Net income allocable to common stockholders,
    pro forma...................................     $           2.06   $            .30   $            .02
                                                     ================   ================   ================

Earnings per common share - assuming dilution
  Net income allocable to common stockholders,
    as reported.................................     $           1.80   $            .32   $            .04
                                                     ================   ================   ================
  Net income allocable to common stockholders,
    pro forma...................................     $           1.79   $            .30   $            .01
                                                     ================   ================   ================


Derivatives. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This pronouncement establishes accounting and reporting standards requiring that a derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. We adopted this pronouncement effective January 1, 2001. Our reverse repurchase agreement with an investment bank, terminated in 2001, was a derivative. The initial valuation adjustment of $326,000 was recorded as a cumulative effect of a change in accounting principle in 2001. Changes in the fair value of the underlying derivative instrument were recorded in current earnings during 2001 through the date we terminated the agreement. We have entered into four interest rate cap agreements in connection with mortgage financings. These caps are presented with "Other assets" in the accompanying Consolidated Balance Sheets as of December 31, 2003 and 2002. The carrying values of the caps are adjusted quarterly to fair value with a corresponding charge or credit to interest expense.

Marketing costs. Marketing costs, including advertising, incurred in connection with newly constructed rental apartment communities in lease-up are deferred and amortized to property operating expenses over the lease-up term. Marketing costs incurred in connection with for-sale communities are deferred and recorded as cost of sales when sales revenue is recognized. All other advertising costs are recorded to property operating expenses as incurred.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Employee benefit plan. Tarragon has a defined contribution plan covering substantially all of its employees. Tarragon's contributions are 401(k) matches determined based on 100% of the first 3% and 50% of the next 2% of the employee's salary deferrals. Total plan expense was $330,000 in 2003, $273,000 in 2002, and $291,000 in 2001 and is included in corporate and property general and administrative expenses in the accompanying Consolidated Statements of Operations.

Income taxes. We recognize deferred tax assets and liabilities based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted statutory tax rate. A valuation allowance is recorded to the extent realization of deferred tax assets is uncertain.

Recent accounting pronouncements. In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which, among other things, rescinded SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." SFAS No. 4 required gains and losses from extinguishments of debt to be classified as extraordinary items, if material. Under SFAS No. 145, gains and losses on extinguishments of debt will no longer be classified as extraordinary unless they meet the unusual in nature and infrequency of occurrence criteria in the Accounting Principles Board's Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," which is expected to be rare. We adopted SFAS No. 145 on January 1, 2003. Therefore, gains or losses on extinguishment of debt prior to maturity are no longer classified as extraordinary items. As required by SFAS No. 145, items classified as extraordinary in prior periods that do not meet the criteria in ABP No. 30 for classification as extraordinary have been reclassified to conform to the current presentation. There was no impact on our reported net income. Such items were $846,000 during 2002 and $605,000 in 2001. We also recognized a gain on debt forgiveness of $420,000 in October 2001 upon the discounted payoff of the mortgage secured by Orlando Central Park.

In November 2002, the FASB issued Interpretation (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of SFAS No. 5, "Accounting for Contingencies, SFAS No. 57, "Related Party Disclosures," and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." FIN 45 requires guarantors to recognize a liability at the inception of guarantee arrangements within its scope. Guarantors are also required to provide additional disclosures for guarantees. We adopted FIN 45 on January 1, 2003. There was no impact on our reported net income.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities," which was revised December 2003. FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements," for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The period in which the provisions of FIN 46 apply to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, has been deferred by the FASB until the first fiscal period ending after

             TARRAGON REALTY INVESTORS, INC. NOTES TO CONSOLIDATED
                        FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

March 15, 2004. Our initial determination is that the adoption of the provisions of FIN 46 will not have a material effect upon our financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. We adopted SFAS No. 150 as required on July 1, 2003. There was no impact on our financial statements.

NOTE 2. MINORITY INTERESTS

In February 2000, Tarragon entered into an agreement to acquire the interests of Robert C. Rohdie and certain of his affiliates in ten apartment communities. Simultaneously, he became a member of our Board of Directors and Chief Executive Officer of Tarragon Development Corporation, a wholly-owned subsidiary of Tarragon. Mr. Rohdie, Tarragon's partner in the development of these projects, contributed his equity interests to Tarragon Development Company, LLC ("TDC"), a newly formed entity, in exchange for a preferred interest in the entity. For five of the ten properties that had been completed as of the date of the agreement, Mr. Rohdie received a preferred interest with a fair value of $5 million. The initial $5 million of purchase consideration was allocated to the five completed properties based upon their relative fair values. In accordance with the terms of the agreement, the purchase of the remaining five properties, which were in various stages of construction or development planning in February 2000, was contingent upon their completion, as defined in the agreement. During 2001, four of the five remaining apartment communities were completed, as defined in the agreement, and Mr. Rohdie received additional preferred interests in TDC with an aggregate fair value approximating $3.8 million. Mr. Rohdie received an additional preferred interest with a fair value of approximately $1.3 million for one final apartment community in May 2003.

Mr. Rohdie's preferred interest earns a guaranteed return. For 80% of the preferred interest, it is a guaranteed fixed return of 5% for the first two years, increasing by 1% per year until it reaches 10% in year seven. The remaining 20% of the preferred interest is due an amount equal to cash dividends payable, if any, on 445,398 shares of Tarragon common stock. Mr. Rohdie received distributions of $267,500 in 2001, $375,889 in 2002, and $577,722 in 2003 in
payment of his guaranteed return.

Mr. Rohdie can convert his preferred interest in TDC into 445,398 shares of our common stock and preferred stock with a face value of $8 million and a like dividend to his guaranteed fixed return. If we do not have available an issue of preferred stock outstanding at the time of the conversion, or at our discretion, we may pay the cash value of Mr. Rohdie's preferred interest over three years. Beginning in February 2006, Mr. Rohdie may elect to convert his preferred interest into cash, payable over three years. The cash value that would be payable for the conversion of the preferred interest is equal to the sum of (1) the liquidation preference multiplied by the number of shares of preferred stock payable upon conversion (425,000 shares as of December 31, 2003) and (2) the market value of 445,398 shares of our common stock. As of December 31, 2003, the cash value was $10,982,812.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. MINORITY INTERESTS (Continued)

Tarragon is the sole manager of TDC and makes all decisions regarding the operation, management, or control of its business and therefore consolidates this entity. Mr. Rohdie's interest in TDC is presented as a minority interest. The guaranteed fixed return payable to Mr. Rohdie is being recorded based on an annual effective yield of 8.53% and is reflected in "Minority interests in income of consolidated partnerships and joint ventures" in the accompanying Statements of Operations for the years ended December 31, 2003, 2002, and 2001.

Since April 2002, Tarragon has included in its Consolidated Financial Statements its interests in Antelope Pines Estates, L.P., and Woodcreek Garden Apartments, L.P., because of a change in control in these partnerships. The change in control resulted from the expiration of the rights of the limited partners to approve the sale or refinancing of the properties owned by the partnerships. These rights were considered important rights, as defined in SOP 78-9, "Accounting for Investments in Real Estate Ventures." Therefore, these interests, acquired in 1998 from affiliates of Mr. Dennis French, were previously accounted for using the equity method. The affiliates of Mr. French continue to hold preferred interests in the partnerships of $3.5 million for Antelope Pines Estates, L.P., and $5.6 million for Woodcreek Garden Apartments, L.P. Their preferred interests earn a preferred return of 9%, payable quarterly. The affiliates of Mr. French have a preference on allocations of net income from the partnerships to the extent of the quarterly payments. If the preferred return is not paid when due, the affiliates of Mr. French may elect to become the managing general partners, and Tarragon's interests would convert to that of limited partners. The interests of the affiliates of Mr. French are presented as minority interests. The quarterly payments of the preferred return and the preference on allocations of net income are reflected in "Minority interests in income of consolidated partnerships and joint ventures" in the accompanying Statements of Operations for the years ended December 31, 2003 and 2002.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES

Investments in and advances to partnerships and joint ventures consisted of the following at December 31:


                                                                                                         Carrying Amount
                                                                         Profits           -----------------------------------------
                                                                         Interest                  2003                    2002
                                                                    ------------------     --------------------      ---------------
601 Ninth Street Development, L.L.C. ...............................       50%            $         477             $         366
801 Pennsylvania Avenue ............................................       50%                       15                        21
Adams Street Development, L.L.C. ...................................       40%                    1,567                       447
Ansonia Apartments, L.P. ...........................................       70%                        -                        94
Ansonia Liberty, L.L.C. ............................................       90%                        -                         -
Block 88 Development, L.L.C. .......................................       40%                      610                       170
Block 99/102 Development, L.L.C. ...................................       40%                      233                       186
Danforth Apartment Owners, L.L.C. ..................................       99%                       80                       271
Fenwick Tarragon Apartments, L.L.C. ................................       70%                    1,830                         -
Guardian-Jupiter Partners, Ltd. ....................................       70%                    3,315                     4,359
Lake Sherwood Partners, L.L.C. .....................................       70%                        -                         -
Larchmont Associates, L.P. .........................................       57%                    2,619                     2,329
Merritt 8 Acquisitions, L.L.C. .....................................       80%                      907                     2,276
Merritt Stratford, L.L.C. ..........................................       50%                      497                       519
Metropolitan Sarasota, Ltd. ........................................       70%                   15,910                         -
One Las Olas, Ltd. .................................................       68%                   33,993                     7,998
100 East Las Olas, Ltd., and East Las Olas, Ltd. ...................       70%                    6,408                     4,607
Sacramento Nine ....................................................       70%                      443                       535
Summit/Tarragon Murfreesboro, L.L.C. ...............................       70%                      416                       756
Tarragon Calistoga, L.L.C. .........................................       80%                      557                       235
Tarragon Savannah I & II, L.L.C. ...................................       99%                    2,514                     2,876
Thirteenth Street Development, L.L.C. ..............................       50%                    8,393                       615
Vineyard at Eagle Harbor, L.L.C. ...................................       99%                        -                       442
Warwick Grove Company, L.L.C. ......................................       50%                      980                         -
                                                                                           --------------------      ---------------
                                                                                          $      81,764             $      29,102
                                                                                           ====================      ===============

We exercise significant influence over but hold noncontrolling interests in each of the above partnerships or joint ventures or our outside partners have significant participating rights, as defined in the EITF 96-16, or important rights, as defined by SOP 78-9. Therefore, we account for our investments in these partnerships and joint ventures using the equity method.

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

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES
        (Continued)

Tarragon's investment in Ansonia Apartments was fully recovered in 2002 from distributions to the partners of cash proceeds from property sales, mortgage refinancings, supplemental mortgages, and operations. Distributions in excess of our investment balance since then have been included in equity in income of partnerships and joint ventures in the accompanying Consolidated Statements of Operations and total $8.2 million and $5.3 million, respectively, for the years ended December 31, 2003 and 2002.

In 2003, Ansonia Apartments received aggregate net proceeds of $9.3 million from refinanced and supplemental mortgages on seven properties, of which $6.5 million was distributed to Tarragon.

In 2002, Ansonia Apartments sold three properties for a total of $14.7 million and recognized gains totaling $2.1 million. Tarragon's proportionate share of the gains was $1.5 million. Aggregate net cash proceeds of $3.9 million were distributed to the partners, with Tarragon receiving $2.8 million. Also in 2002, Ansonia received aggregate net cash proceeds of $8.7 million from refinanced and supplemental mortgages on six properties, of which $6 million was distributed to Tarragon. From the cash proceeds of the property sales, the mortgage refinancings, the supplemental mortgages, and from operations, distributions were made for the accounts of the members of the outside partner which were used first to pay off their notes payable to Tarragon, with cash in excess of the note balances paid to the members.

During 2001, Ansonia received net cash proceeds of $7.1 million from refinanced and supplemental mortgages on four properties, all of which was paid to Tarragon, $5.6 million as distributions, with the remaining $1.5 million applied to interest and principal on the notes due from the members of the outside partner. Also in 2001, Ansonia sold one property, receiving net cash proceeds of $2.6 million and realizing a gain of $1.2 million. The net cash proceeds were paid to Tarragon, $1.8 million as a distribution; the remainder was applied to interest and principal on the notes due from the members of the outside partner.

Fenwick Tarragon Apartments, L.L.C. On January 1, 2003, Tarragon transferred its interest in Vintage at Fenwick Plantation to Fenwick Tarragon Apartments, L.L.C., in exchange for a 70% interest in the joint venture. This contribution reduced our real estate held for investment and other assets by $16.6 million and reduced our notes and interest payable and other liabilities by $14 million. No gain or loss was recognized on the transfer.

Devonshire Apartment Owners, L.L.C. In February 2002, Devonshire sold its only property, Villages at Gateway Apartments, for $33.2 million and recognized a gain of $25.2 million. Net cash proceeds of $8.3 million were distributed to the partners, with Tarragon receiving $8 million. Our share of the gain was $8.3 million, after reduction for income recognized in 2000 from distributions from Devonshire in excess of our investment, and is included in equity in income of partnerships and joint ventures in the accompanying Consolidated Statement of Operations for the year ended December 31, 2002.

One Las Olas, Ltd. In 2001, One Las Olas began construction of Las Olas River House, a 287-unit luxury high- rise condominium development. In March 2002, One Las Olas closed a $90 million construction loan, which was modified and increased to $109 million in the fourth quarter of 2003, and a $25 million mezzanine loan to finance construction of the project. Tarragon has provided the cash required for the development, $18 million

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES
        (Continued)

as of December 31, 2003, and has guaranteed the construction loan, which had a December 31, 2003, balance of $68.3 million. See "Loan Guarantees for Unconsolidated Partnerships and Joint Ventures" below. During 2003, One Las Olas recorded homebuilding sales of $97.6 million on the percentage of completion method. As of December 31, 2003, construction was 74% complete, and 65% of the condominium homes were subject to binding sale contracts pursuant to which the buyers had made 20% deposits. The difference between the sales revenue recorded and the 20% deposits received from the buyers has been recorded as contracts receivable.

Merritt 8 Acquisitions, L.L.C. In November 2003, we offered to buy out the interests of our outside partner, and in December 2003, the outside partner agreed to sell its interests. On completion of the purchase in April 2004, Tarragon will consolidate assets with a fair value of approximately $25 million and debt of approximately $20 million.

Stone Creek Associates I, L.L.C. In December 2002, Stone Creek Apartments was sold for $28 million, with a gain on sale of $6.8 million. From net proceeds of $11.3 million, Tarragon received a distribution of $2.5 million. Our equity in the income of the joint venture, presented in the accompanying Consolidated Statement of Operations for the year ended December 31, 2002, includes $1.4 million from the gain on sale and $347,000 of cash distributions in excess of our investment.

Loan Guarantees for Unconsolidated Partnerships and Joint Ventures. We have guaranteed $76.2 million of mortgages on six unconsolidated properties; $54.5 million relates to two mortgages that mature in 2006 and have two-year extension options, $925,000 relates to a mortgage that matures in 2012, $900,000 relates to a mortgage that matures in 2023, and the balance relates to two mortgages that mature in 2004. We have also guaranteed construction loans totaling $146.7 million of three unconsolidated properties, including the $109 million construction loan for the Las Olas River House condominium development. This construction loan has a December 31, 2003, balance of $68.3 million, matures in 2005, and contains a one-year extension option. The aggregate balance of the other construction loans at December 31, 2003, is $37.7 million. These loans mature in 2004 and have one- or two-year extension options. In addition, we have guaranteed $750,000 in loans that were paid off in January 2004. We have recorded liabilities totaling $1.7 million in connection with three of these guarantees. Estimated fair values of other guarantees provided since January 1, 2003, are not significant.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES
        (Continued)

Below are unaudited summarized financial data for One Las Olas and our other unconsolidated partnerships and joint ventures as of and for the periods indicated. One Las Olas reported no revenues or expenses prior to 2003.

December 31, 2003

                                                                                                      All
                                                          One Las Olas           Other           Partnerships
                                                         ----------------    --------------     ----------------
Real estate......................................      $          --       $     297,823      $      297,823
Accumulated depreciation.........................                 --             (34,078)            (34,078)
Homebuilding inventory...........................             62,524              53,669             116,193
Other assets, net................................            105,193              11,895             117,088
Notes and interest payable.......................           (101,211)           (302,050)           (403,261)
Other liabilities................................            (46,319)            (13,131)            (59,450)
                                                         ----------------    --------------     ----------------
Partners' capital................................      $      20,187       $      14,128      $       34,315
                                                         ================    ==============     ================

Our proportionate share of partners' capital.....      $      13,647       $      22,953      $       36,600
Cash distributions in excess of  investment......                 --              15,479              15,479
Liability established for debt guaranty..........                776               1,803               2,579
Advances.........................................             23,001               7,536              30,537
Elimination of intercompany interest ............             (3,431)                 --              (3,431)
                                                         ----------------    --------------     ----------------
Investments in and advances to partnerships and
   joint ventures................................      $      33,993       $      47,771      $       81,764
                                                         ================    ==============     ================

Year Ended December 31, 2003

Homebuilding sales...............................      $      97,583       $          --      $       97,583
Cost of homebuilding sales.......................            (77,381)                 --             (77,381)
Rental revenue...................................                 --              47,534              47,534
Property and other operating expenses............                (16)            (25,790)            (25,806)
Interest expense.................................                 --             (17,576)            (17,576)
Depreciation expense.............................                 --              (9,485)             (9,485)
                                                         ----------------    --------------     ----------------
Net income (loss)................................             20,186              (5,317)             14,869
Elimination of interest and management fees paid
  to Tarragon....................................              2,643               1,682               4,325
                                                         ----------------    --------------     ----------------
Net income (loss) before interest and management
  fees paid to Tarragon..........................      $      22,829       $      (3,635)     $       19,194
                                                         ================    ==============     ================

Equity in income (loss) of  partnerships and
  joint ventures.................................      $      16,284       $      (2,615)     $       13,669
                                                         ================    ==============     ================

Cash distributions in excess of investment.......      $          --       $       9,120      $        9,120
                                                         ================    ==============     ================

Loss from investment written off.................      $          --       $        (313)     $         (313)
                                                         ================    ==============     ================

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES
        (Continued)

December 31, 2002

                                                                                                      All
                                                          One Las Olas           Other           Partnerships
                                                         ----------------    --------------     ----------------
Real estate......................................      $          --       $     276,918      $      276,918
Accumulated depreciation.........................                 --             (24,609)            (24,609)
Homebuilding inventory...........................             45,893              10,562              56,455
Other assets, net................................             22,587               9,989              32,576
Notes and interest payable.......................            (31,921)           (253,677)           (285,598)
Other liabilities................................            (36,557)            (10,217)            (46,774)
                                                         ----------------    --------------     ----------------
Partners' capital................................      $           2       $       8,966      $        8,968
                                                         ================    ==============     ================

Our proportionate share of partners' capital.....      $           2       $       8,714      $        8,716
Cash distributions in excess of  investment......                 --               5,708               5,708
Liability established for debt guaranty..........                 --                 925                 925
Advances.........................................             11,469               5,757              17,226
Elimination of intercompany interest.............             (3,473)                 --              (3,473)
                                                         ----------------    --------------     ----------------
Investments in and advances to partnerships and
   joint ventures................................      $       7,998       $      21,104      $       29,102
                                                         ================    ==============     ================

Year Ended December 31, 2002

Rental revenue...................................                                             $       41,639
Property operating expenses......................                                                    (20,851)
Interest expense.................................                                                    (14,462)
Depreciation expense.............................                                                     (8,311)
                                                                                                ----------------
Loss before other items..........................                                                     (1,985)
Gain on sale of real estate......................                                                     27,240
                                                                                                ----------------
Income from continuing operations................                                                     25,255
Discontinued operations
  Income from operations (1).....................                                                        759
  Gain on sale of real estate....................                                                      6,780
                                                                                                ----------------
Net income.......................................                                                     32,794
Elimination of management fees paid
  to Tarragon....................................                                                      1,403
                                                                                                ----------------
Net income before management fees paid
  to Tarragon....................................                                             $       34,197
                                                                                                ================


Equity in income of  partnerships and joint ventures                                          $       10,587
                                                                                                ================

Cash distributions in excess of investment.......                                             $        6,055
                                                                                                ================
-------------------------------
(1) Includes revenue of $3,369.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES
        (Continued)

Year Ended December 31, 2001                                    All
                                                             Partnerships
                                                          -----------------

Rental revenue...................................      $        45,349
Property operating expenses......................              (20,962)
Interest expense.................................              (14,709)
Depreciation expense.............................               (6,916)
                                                          -----------------
Income before other items........................                2,762
Gain on sale of real estate......................                1,188
                                                          -----------------
Income from continuing operations................                3,950
Discontinued operations (2)......................                  484
                                                          -----------------
Net income.......................................                4,434
Elimination of management fees paid
  to Tarragon....................................                1,146
                                                          -----------------
Net income before management fees paid to Tarragon
                                                       $         5,580
                                                          =================

Equity in income of partnerships and joint
  ventures.......................................      $         3,577
                                                          =================

Cash distributions in excess of investment.......      $         4,142
                                                          =================
-------------------------------
(2) Includes revenue of $3,230.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. NOTES, DEBENTURES, AND INTEREST PAYABLE

Notes, debentures, and interest payable consisted of the following at December 31:


                                                                         2003                                    2002
                                                        -------------------------------------    -----------------------------------
                                                            Estimated                               Estimated
                                                              Fair                 Book                Fair                Book
                                                              Value                Value              Value                Value
                                                        -----------------    ----------------    ---------------     ---------------
Mortgages on real estate.............................   $      409,709       $     399,106       $     413,417        $     394,986
Loans on homebuilding inventory......................           57,556              57,546              18,459               16,711
Other notes payable..................................           12,405              12,405              14,400               14,400
Debentures...........................................                -                   -                 928                  928
Accrued interest.....................................            2,205               2,205               1,901                1,901
                                                            -------------       -------------       ------------         -----------
                                                        $      481,875       $     471,262       $     449,105       $      428,926
                                                            =============       =============       ============         ===========


Notes payable at December 31, 2003, bear interest at fixed rates from 4.88% to 10% per annum and variable rates currently ranging from 1.04% to 6.5% and mature from 2004 through 2031. The mortgage notes are generally nonrecourse, with the exception of construction loans, and are collateralized by deeds of trust on real estate with an aggregate net carrying value of $459 million.

Debentures were issued in 1993 in connection with a dividend to stockholders. The debentures were unsecured and bore interest at 9% per annum, payable semi-annually. In January 2003, Tarragon redeemed the debentures.

Other notes payable for both years include an $8.4 million loan secured by interests in joint ventures and advances under a bank line of credit that matures June 2005 and is secured by mortgages on five properties and Tarragon common stock pledged by affiliates of William S. Friedman, our President and Chief Executive officer and Chairman of our Board of Directors. See NOTE 9. "RELATED PARTY TRANSACTIONS." The line of credit was increased from $10 million at December 31, 2002, to $16.8 million at December 31, 2003. At December 31, 2003, advances of $1.7 million were included in other notes payable, and advances of $5.3 million were included with mortgages on real estate. We had $8.6 million available at December 31, 2003, under this line of credit. At December 31, 2002, advances of $6 million were included in other notes payable, and advances of $1.7 million were included with mortgages on real estate. Other notes payable at December 31, 2003, also includes a fully utilized $2 million bank line of credit that matures May 2004 and is secured by Tarragon common stock pledged by affiliates of Mr. Friedman. We also have an unused $20 million line of credit with affiliates of Mr. Friedman. For the terms of this line of credit, see NOTE 9. "RELATED PARTY TRANSACTIONS."

At December 31, 2003, scheduled principal payments on notes payable are due as follows:


            2004............................................        $    17,768
            2005............................................             72,328
            2006............................................            171,408
            2007............................................             16,891
            2008............................................             17,717
            Thereafter......................................            172,945
                                                                     -----------
                                                                    $   469,057
                                                                     ===========

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. COMMON STOCK REPURCHASE PROGRAM

The Board of directors has authorized a common stock repurchase program. In 2003, 2002, and 2001, Tarragon repurchased 868,133 shares of its common stock in open market and negotiated transactions at a cost of $12.1 million. Our cumulative cost of common stock repurchases is $40.8 million. As of December 31, 2003, Tarragon had authorization to repurchase an additional 354,963 common shares.

NOTE 6. 10% CUMULATIVE PREFERRED STOCK

The 10% Cumulative Preferred Stock pays a fixed dividend of $1.20 per year and has a liquidation value of $12 per share. Shares may be redeemed at Tarragon's option at any time after June 30, 2003, at the liquidation value plus a premium of $0.50 per share which declines by $0.10 per share each year thereafter. No mandatory redemption or "sinking fund" is required.

NOTE 7. EARNINGS PER COMMON SHARE

Following is a reconciliation of the weighted average shares of common stock outstanding used in the computation of earnings per share and earnings per share
- assuming dilution. The information has been restated to give effect to the stock dividend paid in April 2002, the three-for-two stock split in February 2003, and the five-for-four stock split in January 2004.


                                                                                  For the Years Ended December 31,
                                                                   ------------------------------------------------------------
                                                                          2003                 2002                  2001
                                                                   -----------------    ------------------    -----------------
Weighted average shares of common stock
   outstanding................................................          14,650,091            15,085,476           15,407,508
Convertible preferred interest of minority
   partner in consolidated joint venture......................             445,398                     -              399,620
Stock options.................................................           1,829,046                     -              364,906
                                                                   -----------------    ------------------    -----------------
Weighted average shares of  common stock
   outstanding - assuming dilution............................          16,924,535            15,085,476           16,172,034
                                                                   =================    ==================    =================

The convertible preferred interest of minority partner in consolidated joint venture represents the preferred interest of Mr. Rohdie in a joint venture we consolidate (see NOTE 2. "MINORITY INTERESTS.") His preferred interest became convertible in February 2001. For the year ended December 31, 2002, his interest was convertible into 445,398 shares. However, their effect is not reflected in weighted average shares of common stock outstanding - assuming dilution because their effect is antidilutive due to a loss from continuing operations allocable to common stockholders.

On a weighted average basis, options to purchase 3,631,243 shares of common stock at a price of $5.75 were outstanding during 2003. During 2003, the exercise prices of all options were less than the market prices of the common stock.

On a weighted average basis, options to purchase 3,443,896 shares at $5.51 per share and 1,369,758 shares at $6.01 per share in 2002 and 2001, respectively, were outstanding during those years but were not reflected in the computation of weighted average shares of common stock outstanding - assuming dilution because their effect was antidilutive.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. STOCK OPTIONS

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

Under Tarragon's Share Option and Incentive Plan, incentive stock options have been awarded to officers and employees of Tarragon and its subsidiaries. These stock options vest between one and five years from the date of grant and expire ten years thereafter, unless the optionees' relationship with Tarragon terminates earlier.

As of December 31, 2003, a total of 132,522 shares of common stock were available for grant under the Director Plan, and a total of 423,466 shares of common stock were available under the Share Option and Incentive Plan.

Tarragon granted options to purchase 62,500 shares in connection with the purchase of homebuilding inventory in 2003. Tarragon granted options to purchase 408,375 shares in connection with the purchase of interests in Accord Properties Associates, LLC, in January 2001. See NOTE 15. "ACQUISITION OF ACCORD PROPERTIES ASSOCIATES, LLC." The fair value of these options, estimated using the Black-Scholes pricing model, represents a portion of the purchase consideration in the acquisition of Accord.

The following table summarizes stock option activity:

                                                                 For the Years Ended December 31,
                                   ---------------------------------------------------------------------------------------------
                                               2003                           2002                            2001
                                   ---------------------------------------------------------------------------------------------
                                                     Weighted                        Weighted                        Weighted
                                                      Average                         Average                        Average
                                    Number of        Exercise      Number of         Exercise     Number of          Exercise
                                     Options          Prices        Options           Prices       Options            Prices
                                   ---------------------------------------------------------------------------------------------

Outstanding at January 1             3,427,253   $         5.52      3,299,760   $         5.36    3,053,681    $          5.33
Granted                                338,751             9.88        275,344             6.48      444,675               4.66
Exercised                              (47,218)            4.89       (126,301)            3.25     (121,671)              2.82
Forfeited                              (29,558)            7.24        (21,550)            4.89      (76,925)              4.23
                                   ---------------------------------------------------------------------------------------------
Outstanding at December 31           3,689,228   $         5.90      3,427,253   $         5.52    3,299,760    $          5.36
                                   =============================================================================================

Exercisable at December 31           3,194,047   $         5.61      2,940,624   $         5.50     2,697,093   $          5.49
                                   =============================================================================================

Weighted average grant-date fair
   value of options granted:

      To employees and directors                 $         3.85                  $         2.55                 $          2.28
                                                    ============                    ============                   =============

      In connection with acquisitions            $         5.00                                                 $          2.84
                                                    ============                                                   =============

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. STOCK OPTIONS (Continued)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                 For the Years Ended December 31,
                                --------------------------------------- -- --------------- - --------------------------------------
                                                 2003                           2002                         2001
                                ---------------------------------------    ---------------   --------------------------------------
                                     Granted in
                                  Connection with
                                   Acquisition of         Granted to         Granted to          Granted in           Granted to
                                    Homebuilding          Employees          Employees        Connection with         Employees
                                     Inventory          and Directors      and Directors     Acquisition of APA     and Directors
                                ---------------------   ---------------    ---------------   -------------------    ---------------
Dividend yield..................          --                   --                  --                 --                   --
Expected volatility.............          22%                  22%                22%                 30%                  30%
Risk-free interest rate.........        3.78%                3.90%              5.25%               4.98%                4.98%
Expected lives (in years).......           8                    8                  8                   8                    8
Forfeitures.....................          --                  1.4%                 3%                 --                  2.7%

The following table summarizes information about the options outstanding at December 31, 2003:

                                                    Outstanding                                            Exercisable
                            -------------------------------------------------------------    ---------------------------------------
       Range of                               Weighted Average        Weighted Average                           Weighted Average
   Exercise Prices            Options         Contractual Life         Exercise Price          Options            Exercise Price
-----------------------     ------------    -------------------     ---------------------    ------------      ---------------------
  $   2.03  -  4.85           1,135,950             6.38            $        4.50             1,125,514       $         4.50
      5.04  -  5.73           1,064,498             5.13                     5.40             1,021,845                 5.42
      6.36  -  7.05           1,172,531             5.61                     6.65               969,188                 6.70
      8.13  - 12.50             316,249             8.42                     9.85                77,500                10.61
-----------------------     ------------    -------------------    ----------------------    ------------     ----------------------
  $   2.03  - 12.50           3,689,228             5.95            $        5.90             3,194,047      $          5.61
=======================     ============    ===================     =====================    ============     ======================

In January 2004, we granted options covering 12,500 shares under the Director Plan, all of which were immediately exercisable, and 38,125 under the Stock Option and Incentive Plan. Also, 454,204 of the options outstanding at December 31, 2003, were exercised in the first two months of 2004.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. RELATED PARTY TRANSACTIONS

At December 31, 2003, Tarragon had $20 million available under an unused line of credit with affiliates of William S. Friedman, our President and Chief Executive Officer and Chairman of our Board of Directors, under an arrangement approved by the Board of Directors. Advances under the line of credit bear interest at LIBOR plus 1% per annum, which totaled $2,000 in 2003, $228,000 in 2002, and $397,000 in 2001. Upon its maturity in January 2004, the line of credit was extended for an additional two years until January 2006.

As an accommodation to Tarragon, Mr. Friedman or his affiliates have pledged approximately 1.5 million shares of Tarragon common stock to secure a $16.8 million line of credit with a bank. In addition, Mr. Friedman or his affiliates have pledged approximately 375,000 shares of Tarragon common stock to secure a $2 million line of credit with another bank. Tarragon has indemnified Mr. Friedman or his affiliates from any loss, cost, or liability associated with the accommodation pledges or the lines of credit. As collateral for the indemnification obligations, Tarragon has agreed to pledge to Mr. Friedman and his affiliates an equal number of shares of Tarragon treasury stock.

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

Tarragon provides property management services for several properties owned by affiliates of Mr. Friedman. Tarragon received property management fees of $15,000, $28,000, and $145,000 for 2003, 2002, and 2001, respectively, from these properties. In addition, in 2002, Tarragon received $97,000 for services in refinancing several properties owned by affiliates of Mr. Friedman.

Tarragon provides asset and property management services for several properties owned by partnerships and joint ventures accounted for by the equity method. Tarragon received management fees of $1.7 million, $1.4 million, and $1.3 million for 2003, 2002, and 2001, respectively, and recognized as income $414,000, $346,000, and $169,000 for 2003, 2002, and 2001, respectively, for the portion of the fee allocable to our joint venture partners. The remainder of the fees was recorded as a return of our investment.

In 2003 and 2002, Tarragon recognized as interest income $678,000 and $129,000, respectively, on advances to One Las Olas, Ltd., a partnership that we account for on the equity method.

In 2003, Tarragon recognized income of $291,000 in connection with development and construction of one of our homebuilding projects in which outside partners hold an interest. The income represents the portion of a manager's fee chargeable to the outside partners' interest.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10. INCOME TAXES

No current or deferred income tax expense was recognized in 2003, 2002, or 2001 due to the application of net operating loss carryforwards. A reconciliation of computed income taxes to actual income taxes follows:

                                                                            Years Ended December 31,
                                                             ------------------------------------------------------
                                                                    2003              2002               2001
                                                             -----------------  ----------------   ----------------

        Income before taxes                                 $      31,194      $      5,459       $      1,229
        Statutory Federal income tax rate                             34%               34%                34%
                                                             -----------------  ----------------   ----------------
        Income taxes at statutory rate                             10,606             1,856                418
        State income taxes, net of Federal benefit                  1,348               310                111
        Amortization                                                   --                --                271
        Other                                                          24                21                 22
        Utilization of net operating loss carryforward            (11,978)           (2,187)              (822)
                                                             -----------------  ----------------   ----------------
        Income tax provision                                $          --      $         --       $         --
                                                             =================  ================   ================

The following table discloses the components of the deferred tax amounts at December 31, 2003, 2002, and 2001:

                                                                                        December 31,
                                                                     ----------------------------------------------------
                                                                           2003              2002              2001
                                                                     -----------------  ---------------   ---------------
         Deferred tax assets - temporary differences

         Equity in earnings of partnerships and joint ventures       $         968      $       477       $       762
         Bad debt allowance                                                     57                -                34
         Prepaid rent                                                           22                7                76
         Deferred revenue                                                      161              118               170
         Provision for losses                                                   --               --               187
         Other                                                                 248               81                 4
         Depreciation                                                           --            1,951                --
                                                                     -----------------  ---------------   ---------------

              Total deferred tax assets - temporary differences              1,456            2,634             1,233
              Net operating loss carryforward                               24,197           17,097            15,938
                                                                     -----------------  ---------------   ---------------
         Total deferred tax assets                                          25,653           19,731            17,171
                                                                     -----------------  ---------------   ---------------

         Deferred tax liabilities - temporary differences

         Distributions from partnerships and joint ventures in
            excess of basis                                                  6,621            8,995             6,936
         Provision for losses                                                   --              421                --
         Depreciation                                                        9,210                -               847
         Straight-line rent                                                     --              240               234
                                                                     -----------------  ---------------   ---------------

         Total deferred tax liabilities                                     15,831            9,656             8,017
         Net deferred tax assets                                             9,822           10,075             9,154
         Less valuation allowance                                           (9,822)         (10,075)           (9,154)
                                                                     -----------------  ---------------   ---------------
         Net deferred tax                                            $          --      $        --       $        --
                                                                     =================  ===============   ===============

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10. INCOME TAXES (Continued)

At December 31, 2003, Tarragon had Federal net operating loss carryforwards
(NOLs) of approximately $71.2 million. If not utilized, the NOLs will expire between years 2004 and 2020. The future availability of the NOLs may be limited if Tarragon experiences an ownership change of more than 50 percent, as defined by IRS regulations. Tarragon's stock is publicly traded, and we cannot assure that future trading will not result in an ownership change, as defined by IRS regulations, which would limit availability of the NOLs. Due to these uncertainties regarding possible utilization of the NOLs, as well as Tarragon's history of operating losses, a valuation allowance was recorded to fully reserve the computed net deferred tax assets.

NOTE 11. RENTALS UNDER OPERATING LEASES

Tarragon's rental operations include the leasing of office buildings and shopping centers subject to leases with terms greater than one year. The leases thereon expire at various dates through 2020. The following is a schedule of future minimum rentals on non-cancelable operating leases as of December 31, 2003:

         2004............................................           $     8,436
         2005............................................                 6,995
         2006............................................                 4,944
         2007............................................                 3,767
         2008............................................                 2,678
         Thereafter......................................                16,100
                                                                     -----------
                                                                    $    42,920
                                                                     ===========

NOTE 12. COMMITMENTS AND CONTINGENCIES

Tarragon is not aware of any liability relating to federal, state, and local environmental laws, ordinances, and regulations that would have a material adverse effect on our business, financial position, or results of operations. However, in April 2003, in connection with the condominium conversion of Pine Crest Village at Victoria Park, a contractor for Tarragon may have inadvertently disturbed asbestos-containing materials. Such actions are currently under investigation by the Environmental Protection Agency and may result in civil and/or criminal proceedings under applicable law. The extent of any resulting liability is unknown at this time. We have incurred legal and other professional fees and costs of relocating residents in connection with this matter totaling $308,000 to date. Remediation has been completed at a total cost of $800,000.

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

NOTE 12. COMMITMENTS AND CONTINGENCIES (Continued)

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

                                                   Ground          Office Space
                                                   Lease
                                                -------------      -------------
         2004...............................   $        260       $        634
         2005...............................            260                706
         2006...............................            262                714
         2007...............................            286                725
         2008...............................            286                736
         Thereafter.........................         25,904                269
                                                -------------      -------------
                                               $     27,258       $      3,784
                                                =============      =============

NOTE 13. LITIGATION SETTLEMENT

In June 2001, Tarragon received a net distribution of $2.3 million, after deducting attorney's fees and expenses, in connection with the settlement of a derivative lawsuit.

NOTE 14.  SEGMENT REPORTING

Our business is divided into two principal segments - homebuilding and the operation of our investment portfolio. Our Homebuilding Division has become the main focus of our business in terms of financial and human capital. Our activities in the Homebuilding Division encompass condominium conversions of existing apartment communities, the development of town homes, carriage homes, and new, mid-rise or high-rise condominiums for sale to residents, the sale of single-family home sites to homebuilders, and development of new investment properties, primarily apartment communities, which, upon stabilization, become part of our investment portfolio. From the beginning of 2002 until the fourth quarter of 2003, we reported development of for-sale housing and development of new rental properties separately. We now view these activities as consistent with the objectives of the Homebuilding Division and report them together.

Our investment portfolio of stabilized apartment communities and commercial properties is the largest segment in terms of assets. Funds generated by the operation, sale, or refinancing of properties in the investment portfolio support our overhead and finance our homebuilding activities. We reclassify rental properties from the Homebuilding Division to the Investment Division once they have achieved stabilized operations, as defined below. We reclassify properties from the Investment Division to the Homebuilding Division if we have initiated renovation, reposition, or condominium conversion activities.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. SEGMENT REPORTING (Continued)

Homebuilding. For-sale assets in this division include luxury mid-rise and high-rise condominiums and townhouses under development and existing apartment communities under conversion to condominiums. They also include single-family home sites for sale to homebuilders. Communities under development and/or being marketed for sale at December 31, 2003, include the following.

                                                               Number of
                                                               Remaining
                                                               Homes or
       Community                         Location              Home Sites        Description
  ------------------------------------ ---------------------- ------------- ----------------------------------------------------

  Consolidated communities
    5600 Collins Avenue............    Miami Beach, FL                6     Condominium conversion
    Alexandria Place...............    Apopka, FL                   104     Single-family home site development
    Alexandria Pointe..............    Deland, FL                   123     Single-family home site development
    Alta Mar.......................    Ft. Myers, FL                131     Mid-rise luxury condominium development
    Pine Crest Village I...........    Ft. Lauderdale, FL            17     Condominium conversion
    Pine Crest Village II..........    Ft. Lauderdale, FL           116     Condominium conversion
    Smoky Mountain Ridge...........    Pigeon Forge, TN             190     Cabin site development
    Southridge Pointe..............    Deland, FL                    29     Single-family home site development
    Tuscany on the Intracoastal....    Boynton Beach, FL            280     Condominium conversion
    Venetian Bay Village I.........    Kissimmee, FL                 29     Townhome vacation community
    Venetian Bay Village II........    Kissimmee, FL                136     Townhome vacation community
    Wekiva Crest...................    Apopka, FL                    28     Single-family home site development
    Woods of Lake Helen............    Lake Helen, FL               105     Single-family home site development
    Woods of Southridge............    Deland, FL                    17     Single-family home site development
                                                              -------------
                                                                  1,311
                                                              -------------
  Unconsolidated communities
    Las Olas River House...........    Ft. Lauderdale, FL           287 (a) High-rise luxury condominium development
    100 East Las Olas..............    Ft. Lauderdale, FL            44     Mixed-use retail and condominium development
    Metropolitan...................    Sarasota, FL                 124     High-rise luxury condominium development
    Warwick Grove..................    Warwick, NY                  214     Traditional new development - flats, townhomes,
                                                                            and condominiums
    XII Hundred Grand..............    Hoboken, NJ                  159     Mid-rise luxury condominium development
    XIII Hundred Grand.............    Hoboken, NJ                  118     Mid-rise luxury condominium development
                                                              -------------
                                                                    946
                                                              -------------
                                                                  2,257
  ------------------------------------                        =============

(a) One Las Olas, the partnership that owns this community, has recognized revenue for sales of 186 homes under the percentage of completion method as of December 31, 2003.

Also included in the Homebuilding Division are rental communities under development or in initial lease-up, existing rental communities under renovation or reposition, and land held for development or sale. Apartments in lease-up or under reposition include 820 consolidated units and 720 units owned through unconsolidated partnerships and joint ventures. A commercial property under reposition with 151,387 square feet is also included in this division.

We measure the performance of our Homebuilding Division primarily by gross profit from home sales. Intercompany sales, which represent the transfer of properties from the Homebuilding Division to the Investment Division, are also included in the following operating statements for the Homebuilding Division. The sale prices for these properties were their estimated fair market values as of the date of transfer, and the cost of sales was their net carrying values as of the same date. Gains on transfers of assets between segments do

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. SEGMENT REPORTING (Continued)

not represent gains recognizable in accordance with GAAP and, accordingly, are eliminated for purposes of consolidated reporting.

Investment. This division includes properties with stabilized operations. We consider a property stabilized when development or renovation is substantially complete and recurring operating income exceeds operating expenses and debt service. Prior to 2003, we defined stabilized properties as completed properties with stabilized market rate occupancy at market rents for comparable product in the property's market and which are subject to neither renovation nor repositioning. The Investment Division has 8,431 consolidated stabilized apartments and 4,374 stabilized apartments owned through unconsolidated partnerships and joint ventures. It also has consolidated commercial properties with 965,466 square feet and commercial properties owned through unconsolidated partnerships and joint ventures with 267,022 square feet.

We use net operating income (rental revenue less property operating expenses) to measure the performance of our Investment Division. We have historically used funds from operations ("FFO"), as defined below, to measure the performance of our Investment Division, since its operation resembled that of traditional REITs, due to its widespread acceptance and use within the REIT and analyst communities. However, we believe FFO is no longer a meaningful and relevant performance measure of the Investment Division because the funds generated by the Investment Division are used to finance the activities of the Homebuilding Division rather than to directly benefit the Investment Division. FFO, as defined by the National Association of Real Estate Investment Trusts, equals net income (loss), computed in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. The following operating statements for the Investment Division also include gains on intercompany sales representing transfers of properties from the Investment Division to the Homebuilding Division for renovation or conversion to condominiums.

We allocate our general and administrative expenses between the segments based on the functions of the corporate departments. We allocate other corporate items, including interest, management fee, and other revenue, and minority interests in income of consolidated partnerships and joint ventures, litigation settlement, and insurance and other claims, and, prior to January 1, 2002, amortization of goodwill that are not directly associated with one of our divisions in the same proportions as general and administrative expenses are allocated.

Following are operating statements and identifiable assets for our two divisions and net operating income for our Investment Division. Dollar amounts in the tables are in thousands. In 2002, we presented For-Sale Housing and Development Divisions separately. Amounts presented separately for these two divisions in prior years have been combined and presented under our Homebuilding Division consistent with the 2003 presentation.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. SEGMENT REPORTING (Continued)

                                                                                   HOMEBUILDING DIVISION
                                                                                    Operating Statements
                                                                              For the Years Ended December 31,
                                                       -----------------------------------------------------------------------------
                                                                 2003                        2002                      2001
                                                       --------------------------  -------------------------- ----------------------

Homebuilding sales .................................  $     153,862    100%       $       26,179    100%     $     25,950    100%
Intercompany sales..................................        144,709    100%              303,959    100%          108,150    100%
                                                       --------------------------  -------------------------- ----------------------
                                                            298,571    100%              330,138    100%          134,100    100%

Costs of homebuilding sales ........................       (123,813)   (80%)             (28,859)  (110%)         (21,859)   (84%)
Costs of intercompany sales.........................       (122,496)   (85%)            (249,546)   (82%)         (91,904)   (85%)
                                                       --------------------------  -------------------------- ----------------------
                                                           (246,309)   (82%)            (278,405)   (84%)        (113,763)   (85%)

Gross profit (loss) on homebuilding sales...........         30,049     20%               (2,680)   (10%)           4,091     16%
Gross profit from intercompany sales................         22,213     15%               54,413     18%           16,246     15%
                                                       --------------------------  -------------------------- ----------------------
                                                             52,262     18%               51,733     16%           20,337     15%

Minority interests in homebuilding sales of
  consolidated joint ventures ......................           (409)    --                    --     --                --     --
Outside partners' interests in homebuilding sales of
  unconsolidated partnerships and joint ventures....         (3,887)    (1%)                  --     --                --     --
Outside partners' interests in intercompany sales of
  unconsolidated partnerships and joint ventures ...         (3,988)    (1%)              (2,754)    (1%)          (4,041)    (3%)
Profit recognized by the Investment Division upon
  the transfer of Pine Crest Apartments to the
  Homebuilding Division.............................        (5,640)    (2%)                  --     --                --     --
                                                       --------------------------  -------------------------- ----------------------
                                                             38,338     13%               48,979     15%           16,296     12%
Other income and expenses:
 Net loss from property operations .................         (6,069)    (2%)              (3,719)    (1%)          (7,536)    (6%)
 General and administrative expenses ...............        (11,500)    (4%)              (6,659)    (2%)          (6,066)    (5%)
 Other corporate items .............................          1,896      1%                  656     --             2,428      2%
 Gain on sale of real estate........................             --     --                    --     --             3,528      3%
 Prepayment penalty on early retirement of debt in
   connection with condominium conversion...........         (3,117)    (1%)                  --     --                --     --
 Gain on debt forgiveness...........................             --     --                    --     --               420     --
 Write-off of investment in joint venture ..........           (313)    --                    --     --                --     --
                                                       --------------------------  -------------------------- ----------------------
Net income .........................................  $      19,235      6%       $       39,257     12%     $      9,070      7%
                                                       ==========================  ========================== ======================

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14.  SEGMENT REPORTING (Continued)

                                                                   HOMEBUILDING DIVISION
                                                                       Balance Sheets
                                                                        December 31,
                                                        ---------------------------------------------
                                                                2003                    2002
                                                        ----------------------   --------------------
ASSETS
Real estate held for investment ...................... $          29,304        $        69,609
Homebuilding inventory................................            97,234                 31,632
Investments in partnerships and joint ventures........            74,074                 20,258
Cash..................................................            19,365                 14,938
Restricted cash.......................................             1,042                    489
Other assets..........................................             5,746                  4,153
                                                        ----------------------   --------------------
                                                       $         226,765        $       141,079
                                                        ======================   ====================

LIABILITIES AND EQUITY
Notes and interest payable............................ $          65,912        $        56,766
Advances from Investment Division.....................            72,136                 65,236
Other liabilities.....................................            11,969                  5,933
                                                        ----------------------   --------------------
                                                                 150,017                127,935
                                                        ----------------------   --------------------

Minority interest.....................................             1,824                     93
Equity................................................            74,924                 13,051
                                                        ----------------------   --------------------
                                                       $         226,765        $       141,079
                                                        ======================   ====================

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. SEGMENT REPORTING (Continued)

                                                                                       INVESTMENT DIVISION
                                                                                      Operating Statements
                                                                                For the Years Ended December 31,
                                                                 ----------------------------------------------------------------
                                                                         2003                   2002                  2001
                                                                 --------------------   --------------------  -------------------

Rental revenue .............................................    $     124,174          $      122,487        $     93,879
Property operating expenses.................................          (65,185)                (61,833)            (47,568)
                                                                 --------------------   --------------------  -------------------
Net operating income .......................................           58,989                  60,654              46,311

Net gain on sale of real estate ............................           28,342                  20,658               3,462
Gain on sale of real estate of unconsolidated partnerships
   and joint ventures.......................................                -                  17,762                   -
Distributions from unconsolidated partnerships and joint
   ventures in excess of investment.........................            9,120                   6,055               4,009
Minority interests in income of consolidated partnerships
   and joint ventures ......................................           (1,770)                 (1,028)               (257)
Elimination of management fees paid to Tarragon by
   unconsolidated partnerships and joint ventures                       1,525                   1,333                 831
Outside partners' interests in (income) losses of
   unconsolidated partnerships and joint ventures...........              614                  (8,380)             (1,400)
General and administrative expenses.........................           (5,426)                 (5,877)             (5,916)
Other corporate items ......................................              693                     591               2,643
Interest expense ...........................................          (36,422)                (36,049)            (27,706)
Depreciation expense .......................................          (29,884)                (28,266)            (17,509)
                                                                 --------------------   --------------------  -------------------
Net income .................................................    $      25,781          $       27,453        $      4,468
                                                                 ====================   ====================  ===================

                                                                    INVESTMENT DIVISION
                                                                       Balance Sheets
                                                                        December 31,
                                                           -------------------------------------------
                                                                  2003                    2002
                                                           -------------------    --------------------
ASSETS
Real estate held for investment ......................    $      365,791          $      365,918
Investments in partnerships and joint ventures........             7,690                   8,844
Cash..................................................             2,261                   3,085
Restricted cash.......................................             5,531                   5,626
Other assets..........................................            13,088                  12,981
Advances to Homebuilding Division.....................            72,136                  65,236
                                                           -------------------    --------------------
                                                          $      466,497          $      461,690
                                                          ====================    ====================
LIABILITIES AND EQUITY
Notes and interest payable............................    $      405,350          $      372,160
Other liabilities.....................................            14,917                  13,109
                                                           -------------------    --------------------
                                                                 420,267                 385,269
                                                           -------------------    --------------------

Minority interest.....................................            20,517                  18,430
Equity................................................            25,713                  57,991
                                                           -------------------    --------------------
                                                          $      466,497          $      461,690
                                                           ===================    ====================

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. SEGMENT REPORTING (Continued)

                                                                                For the Years Ended December 31,
                                                         ---------------------------------------------------------------------------
                                                                  2003                      2002                        2001
                                                         -----------------------   -----------------------    ----------------------
INVESTMENT DIVISION NET OPERATING INCOME:
Rental revenue
  Same store stabilized apartment communities........    $ 62,175         100%     $ 60,259      100%         $57,454          100%
  Apartment communities stabilized during period.....      39,756         100%       29,734      100%              --           --
  Apartment communities acquired during period.......       1,693         100%        1,499      100%             273          100%
  Apartment community targeted for condominium
     conversion in 2002..............................          --          --            --       --            3,374          100%
  Apartment communities targeted for reposition
     in 2003.........................................       2,550         100%        4,028      100%           4,235          100%
  Apartment communities sold during period...........       3,737         100%       15,814      100%          20,594          100%
  Commercial properties..............................      14,263         100%       11,153      100%           7,949          100%
                                                         ----------    ---------     -------- ----------      ----------  ----------
                                                          124,174         100%      122,487      100%          93,879          100%
Property operating expenses
  Same store stabilized apartment communities........     (34,413)        (55%)     (31,233)     (52%)        (29,723)         (52%)
  Apartment communities stabilized during period.....     (18,618)        (47%)     (13,276)     (45%)             --           --
  Apartment communities acquired during period.......        (688)        (41%)        (721)     (48%)            (87)         (32%)
  Apartment community targeted for condominium
     conversion in 2002                                        --          --            --       --           (1,352)         (40%)
  Apartment communities targeted for reposition in
     2003............................................      (2,536)        (99%)      (2,972)     (74%)         (2,847)         (67%)
  Apartment communities sold during period...........      (2,224)        (60%)      (8,588)     (54%)        (10,300)         (50%)
  Commercial properties..............................      (6,706)        (47%)      (5,043)     (45%)         (3,259)         (41%)
                                                         ----------   ----------     -------  ----------      ----------  ----------
                                                          (65,185)        (52%)     (61,833)     (50%)        (47,568)         (51%)
Net operating income
  Same store stabilized apartment communities........      27,762          45%       29,026       48%          27,731           48%
  Apartment communities stabilized during period.....      21,138          53%       16,458       55%              --           --
  Apartment communities acquired during period.......       1,005          59%          778       52%             186           68%
  Apartment community targeted for condominium
     conversion in 2002..............................          --          --            --       --            2,022           60%
  Apartment communities targeted for reposition in
     2003............................................          14           1%        1,056       26%           1,388           33%
  Apartment communities sold during period...........       1,513          40%        7,226       46%          10,294           50%
  Commercial properties..............................       7,557          53%        6,110       55%           4,690           59%
                                                         ----------   ----------     -------  ----------      ----------  ----------
                                                         $ 58,989          48%      $60,654       50%         $46,311           49%
                                                         ==========   ==========     =======  ==========      ==========  ==========

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. SEGMENT REPORTING (Continued)

                                                                                           For the Years Ended December 31,
                                                                                   ------------------------------------------------
                                                                                        2003             2002              2001
                                                                                   -------------    -------------     -------------
RECONCILIATION OF DIVISIONAL REVENUES TO CONSOLIDATED REVENUE:
Homebuilding division total revenue........................................       $   298,571      $   330,138       $   134,100
Investment division rental revenue.........................................           124,174          122,487            93,879
                                                                                   -------------    -------------     -------------
                                                                                      422,745          452,625           227,979
Less homebuilding revenue from intercompany sales..........................          (144,709)        (303,959)         (108,150)
Less homebuilding revenue of unconsolidated partnerships and joint ventures           (97,583)              --                --
Less investment division rental revenue presented in discontinued
   operations..............................................................            (3,737)         (10,158)               --
Less investment division rental revenue of unconsolidated partnerships and
   joint ventures presented in discontinued operations.....................                --           (3,369)           (3,230)
Add management fee and other revenue included in other corporate items.....               922              580               518
Add rental revenues from homebuilding properties presented in net loss
   from property operations................................................            11,148           13,041            38,720
Less rental revenues of unconsolidated partnerships and joint ventures.....           (47,534)         (41,639)          (45,349)
                                                                                   -------------    -------------     -------------
Consolidated total revenue.................................................       $   141,252      $   107,121     $     110,488
                                                                                   =============    =============     =============

RECONCILIATION OF DIVISIONAL NET INCOME TO CONSOLIDATED NET INCOME:
Homebuilding division net income...........................................       $    19,235      $    39,257       $     9,070
Less homebuilding division profit from intercompany sales..................           (18,225)         (51,659)          (12,205)
Add reduction to homebuilding division profit for gain previously
   recognized by investment division.......................................             5,640               --                --
Add depreciation on intercompany profit....................................               104               47                47
                                                                                   -------------    -------------     -------------
Homebuilding division contribution to consolidated net income..............             6,754          (12,355)           (3,088)
                                                                                   -------------    -------------     -------------

Investment division net income.............................................            25,781           27,453             4,468
Less investment division gain on intercompany sales........................            (5,290)         (12,860)             (808)
Add reduction to investment division gain on sale of real estate for
    profit previously recognized by homebuilding division..................             1,291              954                --
Add depreciation on intercompany profit....................................             2,658            2,267               657
                                                                                   -------------    -------------     -------------
Investment division contribution to consolidated net income................            24,440           17,814             4,317
                                                                                   -------------    -------------     -------------

Consolidated net income....................................................       $    31,194      $     5,459       $     1,229
                                                                                   =============    =============     =============


                                                                                            December 31,
                                                                                   ------------------------------
                                                                                        2003             2002
                                                                                   -------------    -------------
RECONCILIATION OF DIVISIONAL TOTAL ASSETS TO CONSOLIDATED TOTAL ASSETS:
Homebuilding division total assets.........................................       $   226,765      $   141,079
Investment division total assets...........................................           466,497          461,690
                                                                                   -------------    -------------
                                                                                      693,262          602,769
Less intercompany advances.................................................           (72,136)         (65,236)
Add goodwill...............................................................             2,691            2,691
                                                                                   -------------    -------------
Consolidated total assets..................................................       $   623,817      $   540,224
                                                                                   =============    =============


                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. ACQUISITION OF ACCORD PROPERTIES ASSOCIATES, LLC

Pursuant to an Acquisition Agreement dated November 15, 2000, but effective January 1, 2001, Tarragon acquired 100% of the membership interest in Accord Properties Associates, LLC, a Connecticut limited liability company, from Robert Rothenberg, Saul Spitz, and Eileen Swenson. Accord managed the Ansonia portfolio and other properties in Connecticut.

Tarragon acquired the membership interest in Accord for $300,000 in cash, 25,000 shares of Tarragon 10% Cumulative Preferred Stock, and options to acquire 408,375 shares of Tarragon common stock (adjusted to give effect to the April 2002 10% stock dividend, the February 2003 three-for-two stock split, and the January 2004 five-for-four stock split) issued to Messrs. Rothenberg and Spitz and Ms. Swenson under Tarragon's Share Option and Incentive Plan. The options vested over three years, have ten-year terms, and have an exercise price of $4.63. The fair value of the options was estimated using the Black-Scholes pricing model. The total fair value of the purchase consideration was $1.6 million.

Mr. Rothenberg, Ms. Swenson, and Mr. Spitz joined Tarragon as executive officers in September 2000, and Mr. Rothenberg was appointed as a member of Tarragon's Board of Directors on September 25, 2000.

NOTE 16. GOODWILL

Goodwill was recorded in connection with the acquisitions of Tarragon Realty Advisors and Accord Properties Associates and, until December 31, 2001, was amortized on the straight-line method. We adopted SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized as expenses of operations but rather carried on the balance sheet as permanent assets. These assets are subject to at least annual assessment for impairment by applying a fair-value-based test. There was no transitional impairment loss at January 1, 2002.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16. GOODWILL (Continued)

Following is a presentation of income (loss) from continuing operations, net income, earnings per common share, and earnings per common share - assuming dilution for 2001, adjusted to exclude amortization expense related to goodwill.

                                                                                         For the Years Ended December 31,
                                                                             -------------------------------------------------------
                                                                                   2003                2002               2001
                                                                             ---------------     ---------------    ----------------
  Income (loss) from continuing operations.............................     $       7,977       $        (580)     $       903
  Add back amortization expense:
     Goodwill..........................................................                --                  --              796
                                                                             ---------------     ---------------    ----------------
  Adjusted income (loss) from continuing operations....................     $       7,977       $        (580)     $     1,699
                                                                             ===============     ===============    ================

  Net income ..........................................................     $      31,194       $       5,459      $     1,229
  Add back amortization expense:
     Goodwill..........................................................                --                  --              796
                                                                             ---------------     ---------------    ----------------
  Adjusted net income..................................................     $      31,194       $       5,459      $     2,025
                                                                             ===============     ===============    ================

  Earnings per common share
  Income (loss) from continuing operations allocable to
     common stockholders...............................................     $         .50       $        (.08)     $       .02
     Amortization of goodwill..........................................                --                  --              .05
                                                                             ---------------     ---------------    ----------------
  Adjusted income (loss) from continuing operations
     allocable to common stockholders..................................     $         .50       $        (.08)     $       .07
                                                                             ===============     ===============    ================

  Net income allocable to common stockholders..........................     $        2.08       $         .32      $       .04
     Amortization of goodwill..........................................                --                  --              .05
                                                                             ---------------     ---------------    ----------------
  Adjusted net income allocable to common stockholders.................     $        2.08       $         .32    $         .09
                                                                             ===============     ===============    ================

  Earnings per common share - assuming dilution
  Income (loss) from continuing operations allocable to
     common stockholders...............................................     $         .43       $        (.08)     $       .02
     Amortization of goodwill..........................................                --                  --              .04
                                                                             ---------------     ---------------    ----------------
  Adjusted income (loss) from continuing operations
     allocable to common stockholders..................................     $         .43       $        (.08)     $       .06
                                                                             ===============     ===============    ================

  Net income allocable to common stockholders..........................     $        1.80       $         .32      $       .04
     Amortization of goodwill..........................................                --                  --              .04
                                                                             ---------------     ---------------    ----------------
  Adjusted net income allocable to common stockholders.................     $        1.80       $         .32    $         .08
                                                                             ===============     ===============    ================

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17. QUARTERLY RESULTS OF OPERATIONS

The following is a tabulation of the quarterly results of operations for the years ended December 31, 2003 and 2002 (unaudited). The quarterly results of operations have been restated to present the operating results of nine properties sold in 2003 and 2002 in discontinued operations in accordance with SFAS No. 144 and to reflect the adoption of the fair value expense recognition provisions of SFAS No. 123 effective July 1, 2002.

                                                                    First            Second            Third             Fourth
                                                                   Quarter           Quarter           Quarter           Quarter
                                                               ---------------   ---------------   ---------------   --------------
                          2003
Revenue................................................        $   24,406        $    31,579       $    42,096       $     43,171
Expenses...............................................           (24,639)           (29,533)          (36,519)           (39,677)
Other income and expenses:
   Equity in income (loss) of partnerships and joint
     ventures..........................................              (130)              (763)            7,169             16,200
   Minority interests in income of consolidated
     partnerships and joint ventures...................              (486)              (632)           (1,166)              (306)
   Interest income.....................................               129                123               412                941
   Interest expense....................................            (8,554)            (5,829)           (5,538)            (5,760)
   Gain on sale of real estate.........................             1,223                 --                --                 --
   Insurance and other claims..........................                --                 --                --                 60
                                                               ---------------    --------------    ---------------  ---------------
Income (loss) from continuing operations...............            (8,051)            (5,055)            6,454             14,629
Discontinued operations
   Income (loss) from operations.......................                62                 56                10                (29)
   Gain on sale of real estate.........................             9,223                 --             7,367              6,528
                                                               ---------------    --------------    ---------------   --------------
Net income (loss)......................................             1,234             (4,999)           13,831             21,128
Dividends on cumulative preferred stock................              (166)              (167)             (226)              (226)
                                                               ---------------    --------------    ---------------   --------------
Net income (loss) allocable to common stockholders.....        $    1,068        $    (5,166)      $    13,605       $     20,902
                                                               ===============   ===============   ================  ===============

Earnings per common share
Income (loss) from continuing operations
   allocable to common stockholders....................        $     (.56)       $      (.35)      $        .43      $       1.00
Discontinued operations................................               .63                 --                .50               .44
                                                               ---------------    --------------    ---------------   --------------
Net income (loss) allocable to common stockholders.....        $      .07        $      (.35)      $        .93      $       1.44
                                                               ===============   ===============   ================  ===============

Weighted average shares of common stock used
   in computing earnings per common share(1)...........        14,776,763         14,746,259        14,581,036        14,500,105
                                                               ===============   ===============   ================  ===============

Earnings per common share-- assuming dilution
Income (loss) from continuing operations
   allocable to common stockholders....................        $     (.56)       $      (.35)      $        .37      $        .86
Discontinued operations................................               .63                 --                .43               .38
                                                               ---------------    --------------    ---------------   --------------
Net income (loss) allocable to common stockholders.....        $      .07        $      (.35)      $        .80      $       1.24
                                                               ===============   ===============   ================  ===============

Weighted average shares of common stock used
   in computing earnings per common share--
   assuming dilution(1)................................        14,776,763         14,746,259        16,958,936         16,904,157
                                                               ===============   ==============    ================  ===============

-------------------------------------------------------
(1) Restated for five-for-four stock split in January 2004.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17. QUARTERLY RESULTS OF OPERATIONS (Continued)

                                                                           First          Second           Third           Fourth
                                                                          Quarter         Quarter         Quarter         Quarter
                                                                       ------------    ------------    ------------    ------------
                              2002
Revenue ............................................................   $     27,843    $     26,424    $     26,087    $     26,767
Expenses ...........................................................        (25,810)        (25,333)        (25,099)        (25,773)
Other income and expenses:
   Equity in income of partnerships and joint ventures .............          9,633             396           4,821           1,792
   Minority interests in income of consolidated
     partnerships and joint ventures ...............................           (149)           (313)           (462)           (361)
   Interest income .................................................            146             188             106              70
   Interest expense ................................................         (5,485)         (6,294)         (5,601)         (5,588)
   Gain on sale of real estate .....................................             --              --              --           1,258
   Loss on investments .............................................             --              --             (13)            (16)
   Insurance and other claims ......................................             --              --              84              --
   Litigation settlement ...........................................             --              --             102              --
                                                                       ------------    ------------    ------------    ------------
Income (loss) from continuing operations ...........................          6,178          (4,932)             25          (1,851)
Discontinued operations
   Income (loss) from operations ...................................            125            (291)           (144)           (191)
   Gain on sale of real estate .....................................          2,267              --              --           4,273
                                                                       ------------    ------------    ------------    ------------
Net income (loss) ..................................................          8,570          (5,223)           (119)          2,231
Dividends on cumulative preferred stock ............................           (171)           (171)           (171)           (170)
                                                                       ------------    ------------    ------------    ------------
Net income (loss) allocable to common stockholders .................   $      8,399    $     (5,394)   $       (290)   $      2,061
                                                                       ============    ============    ============    ============

Earnings per common share
Income (loss) from continuing operations
   allocable to common stockholders ................................   $        .39    $       (.34)   $       (.01)   $       (.14)
Discontinued operations ............................................            .16            (.02)           (.01)            .28
                                                                       ------------    ------------    ------------    ------------
Net income (loss) allocable to common stockholders .................   $        .55    $       (.36)   $       (.02)   $        .14
                                                                       ============    ============    ============    ============

Weighted average shares of common stock used
   in computing earnings per common share(1) .......................     15,276,971      15,179,755      15,036,435      14,854,265
                                                                       ============    ============    ============    ============

Earnings per common share - assuming dilution
Income (loss) from continuing operations
   allocable to common stockholders ................................   $        .37    $       (.34)   $       (.01)   $       (.14)
Discontinued operations ............................................            .14            (.02)           (.01)            .28
                                                                       ------------    ------------    ------------    ------------
Net income (loss) allocable to common stockholders .................   $        .51    $       (.36)   $       (.02)   $        .14
                                                                       ============    ============    ============    ============

Weighted average shares of common stock used
   in computing earnings per common share -
   assuming dilution(1) ............................................     16,454,565      15,179,755      15,036,435      14,854,265
                                                                       ============    ============    ============    ============

------------------------------
(1) Restated for three-for-two stock split in February 2003 and five-for-four stock split in January 2004.

                                                                    SCHEDULE III
                         TARRAGON REALTY INVESTORS, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2003
                             (DOLLARS IN THOUSANDS)

                                                                            COSTS (A)
                                                                           CAPITALIZED         GROSS CARRYING AMOUNTS
                                                 INITIAL COST TO COMPANY    SUBSEQUENT             AT END OF YEAR
                                                 -----------------------  TO ACQUISITION  -------------------------------
                                                           BUILDINGS AND  --------------          BUILDINGS AND
        DESCRIPTION               ENCUMBRANCES   LAND      IMPROVEMENTS    IMPROVEMENTS    LAND    IMPROVEMENTS     TOTAL
----------------------------      ------------   ----     --------------   ------------    ----    ------------     -----
PROPERTIES HELD FOR INVESTMENT

Apartments

Acadian Place                       $ 3,049    $   897       $ 2,608          $2,390     $  897       $ 4,998     $ 5,895
  Baton Rouge, LA
Antelope Pines                       16,344      3,079        14,333             418      3,370        14,460      17,830
  Lancaster, CA
Aspentree                             7,275        876         3,506           2,814        876         6,320       7,196
  Dallas, TX
Bayfront                              3,995        457         2,052           2,651        457         4,703       5,160
  Houston, TX
The Brooks                            3,011        558         2,230             314        548         2,554       3,102
  Addison, TX
Carlyle Towers                        6,863        559         5,939           2,802        559         8,741       9,300
  Southfield, MI
Cason Estates                (B)         --      2,155             1               6      2,156             6       2,162
  Murfreesboro, TN
Courtyard at the Park                 4,456        768         3,086           2,065        768         5,151       5,919
  Miami, FL
Creekwood North                       4,784        532         2,127           2,262        532         4,389       4,921
  Altamonte Springs, FL
Cross Creek                           2,532        221           883             638        225         1,517       1,742
  Lexington, KY
Desert Winds                 (C)      7,011        354         1,399           1,241        354         2,640       2,994
  Jacksonville, FL
Forest Oaks                           2,686        691         2,685           1,030        691         3,715       4,406
  Lexington, KY
Forest Park                           9,998      1,670         6,680           1,022      1,719         7,653       9,372
  Rocky Hill, CT
Fountainhead                          7,044      1,572         6,291             903      1,572         7,194       8,766
  Kissimmee, FL
French Villa                          3,015        447         1,786             854        447         2,640       3,087
  Tulsa, OK
Harbour Green                         9,822        718        10,460             435        718        10,895      11,613
  Panama City, FL
Heather Hill                         24,537        643        14,562           8,885        766        23,324      24,090
  Temple Hills, MD
Kirklevington                         2,851        490         1,961           1,325        490         3,286       3,776
  Lexington, KY
Landmark                              1,680        376         1,504             721        373         2,228       2,601
  Tallahassee, FL

                                                                             LIFE ON
                                                                              WHICH
                                                                           DEPRECIATION
                                                                            IN LATEST
                                                                           STATEMENT OF
                                   ACCUMULATED      DATE OF      DATE       OPERATIONS
        DESCRIPTION               DEPRECIATION   CONSTRUCTION  ACQUIRED    IS COMPUTED
------------------------------    ------------   ------------  --------    --------------
PROPERTIES HELD FOR INVESTMENT

Apartments

Acadian Place                       $ 2,748           1974       Mar-84     3 - 40 years
  Baton Rouge, LA
Antelope Pines                        2,165           1985       Apr-02     3 - 40 years
  Lancaster, CA
Aspentree                             1,287           1974       Nov-98     3 - 40 years
  Dallas, TX
Bayfront                              2,661           1971       Feb-87     3 - 40 years
  Houston, TX
The Brooks                              502           1969       Nov-98     3 - 40 years
  Addison, TX
Carlyle Towers                        4,065           1970       Nov-88     3 - 40 years
  Southfield, MI
Cason Estates                (B)         --            --        Oct-03         --
  Murfreesboro, TN
Courtyard at the Park                 1,738           1972       Jul-97     3 - 40 years
  Miami, FL
Creekwood North                       1,761           1973       Nov-92     3 - 40 years
  Altamonte Springs, FL
Cross Creek                             735           1966       Nov-92     3 - 40 years
  Lexington, KY
Desert Winds                 (C)        946           1972      June-98     3 - 40 years
  Jacksonville, FL
Forest Oaks                           1,248           1971       Nov-94     3 - 40 years
  Lexington, KY
Forest Park                             503           1967       Oct-01     3 - 40 years
  Rocky Hill, CT
Fountainhead                          1,684           1988       Jun-97     3 - 40 years
  Kissimmee, FL
French Villa                            485           1971       Nov-98     3 - 40 years
  Tulsa, OK
Harbour Green                         1,941           1997       Feb-00     3 - 40 years
  Panama City, FL
Heather Hill                         12,425           1966       May-86     3 - 40 years
  Temple Hills, MD
Kirklevington                         1,324           1975       Nov-92     3 - 40 years
  Lexington, KY
Landmark                                719           1967       Oct-97     3 - 40 years
  Tallahassee, FL

                                                                    SCHEDULE III
                         TARRAGON REALTY INVESTORS, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2003
                             (DOLLARS IN THOUSANDS)

                                                                            COSTS (A)
                                                                           CAPITALIZED         GROSS CARRYING AMOUNTS
                                                 INITIAL COST TO COMPANY    SUBSEQUENT             AT END OF YEAR
                                                 -----------------------  TO ACQUISITION  -------------------------------
                                                           BUILDINGS AND  --------------          BUILDINGS AND
        DESCRIPTION               ENCUMBRANCES   LAND      IMPROVEMENTS    IMPROVEMENTS    LAND    IMPROVEMENTS     TOTAL
------------------------------    ------------   ----     --------------   ------------    ----    ------------     -----

PROPERTIES HELD FOR INVESTMENT

Apartments (Continued)

Martin's Landing                    $ 6,956      $1,038   $ 4,201          $ 2,406         $1,041   $ 6,604         $ 7,645
  Lakeland, FL
Mayfaire at Windsor Parke            18,145       3,086    18,843              760          3,086    19,603          22,689
  Jacksonville, FL
Meadowbrook                           4,087         306     1,230              715            306     1,945           2,251
  Baton Rouge, LA
Mission Trace                         2,156         563     2,252              288            563     2,540           3,103
  Tallahassee, FL
Morningside                           2,336         426     1,678              897            426     2,575           3,001
  Jacksonville, FL
Mustang Creek                         5,724         718     2,872            2,436            720     5,306           6,026
  Arlington, TX
Palm Court                            5,298         598     2,393            1,453            598     3,846           4,444
  Miami, FL
Park Dale Gardens                     5,410         354     1,416            1,858            531     3,097           3,628
  Dallas, TX
The Regents                           8,099         303     1,212            5,676            304     6,887           7,191
  Jacksonville, FL
River City Landing                   10,307       1,237     5,602            8,619          1,237    14,221          15,458
  Jacksonville, FL
Silver Creek                  (C)        --         301     1,206            1,067            322     2,252           2,574
  Jacksonville, FL
Somerset Park                            --       2,075     6,225            5,203          2,075    11,428          13,503
  Memphis, TN
Southern Elms                         1,652         304     1,216              276            304     1,492           1,796
  Tulsa, OK
Summit on the Lake                    4,383         895     3,582            1,123            907     4,693           5,600
  Fort Worth, TX
Vintage at Lake Lotta                13,715       2,013       701           16,189          2,280    16,623          18,903
  Ocoee, FL
Vintage at Legacy                    21,431       4,545        --           24,519          2,685    26,379          29,064
  Frisco, TX
Vintage at Madison Crossing           9,550         522       245           10,726            622    10,871          11,493
  Huntsville, AL

                                                                             LIFE ON
                                                                              WHICH
                                                                           DEPRECIATION
                                                                            IN LATEST
                                                                           STATEMENT OF
                                   ACCUMULATED      DATE OF      DATE       OPERATIONS
        DESCRIPTION               DEPRECIATION   CONSTRUCTION  ACQUIRED    IS COMPUTED
------------------------------    ------------   ------------  --------    --------------
PROPERTIES HELD FOR INVESTMENT

Apartments (Continued)

Martin's Landing                   $2,177        1973          Nov-94      3 - 40 years
  Lakeland, FL
Mayfaire at Windsor Parke           3,485        1997          Feb-00      3 - 40 years
  Jacksonville, FL
Meadowbrook                           701        1968          Oct-95      3 - 40 years
  Baton Rouge, LA
Mission Trace                         466        1989          May-96      3 - 40 years
  Tallahassee, FL
Morningside                           804        1973          Feb-97      3 - 40 years
  Jacksonville, FL
Mustang Creek                       2,190        1974          May-95      3 - 40 years
  Arlington, TX
Palm Court                          1,937        1971          Oct-89      3 - 40 years
  Miami, FL
Park Dale Gardens                   1,677        1975          Dec-91      3 - 40 years
  Dallas, TX
The Regents                         1,885        1972          Sep-95      3 - 40 years
  Jacksonville, FL
River City Landing                  3,606        1965          Jun-96      3 - 40 years
  Jacksonville, FL
Silver Creek                  (C)     709        1972          Jun-98      3 - 40 years
  Jacksonville, FL
Somerset Park                       5,155        1974          May-93      3 - 40 years
  Memphis, TN
Southern Elms                         368        1968          Nov-98      3 - 40 years
  Tulsa, OK
Summit on the Lake                  1,608        1986          Mar-94      3 - 40 years
  Fort Worth, TX
Vintage at Lake Lotta               1,268        2001          Feb-00      3 - 40 years
  Ocoee, FL
Vintage at Legacy                   3,155        1999          May-98      3 - 40 years
  Frisco, TX
Vintage at Madison Crossing           662        2002          Feb-00      3 - 40 years
  Huntsville, AL

                                                                    SCHEDULE III
                         TARRAGON REALTY INVESTORS, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2003
                             (DOLLARS IN THOUSANDS)

                                                                            COSTS (A)
                                                                           CAPITALIZED         GROSS CARRYING AMOUNTS
                                                 INITIAL COST TO COMPANY    SUBSEQUENT             AT END OF YEAR
                                                 -----------------------  TO ACQUISITION  -------------------------------
                                                           BUILDINGS AND  --------------            BUILDINGS AND
        DESCRIPTION               ENCUMBRANCES   LAND      IMPROVEMENTS    IMPROVEMENTS    LAND    IMPROVEMENTS     TOTAL
------------------------------    ------------   ----     --------------   ------------    ----    ------------     -----

PROPERTIES HELD FOR INVESTMENT

Apartments (Continued)

Vintage at Plantation Bay        $14,872         $2,231   $    64          $13,050         $2,231   $13,114         $15,345
  Jacksonville, FL
Vintage at Tampa Palms            19,533          4,180        17           18,689          4,180    18,706          22,886
  Tampa, FL
Vintage Cottage                   20,800          2,806       249           17,419          2,806    17,668          20,474
  Orlando, FL
Vintage on the Green              25,817          3,933    10,469           17,391          4,283    27,510          31,793
  Orlando, FL
Vistas at Lake Worth               9,149            752        92           16,310            752    16,402          17,154
  Fort Worth, TX
Woodcreek Garden                  20,763          3,989    19,815              408          4,642    19,570          24,212
  Lancaster, CA
Woodcreek                          8,375            472     4,977            2,878            451     7,876           8,327
  Jacksonville, FL

Office Buildings

1505 Highway 6                     2,669            720     2,877              848            720     3,725           4,445
  Houston, TX
Emerson Center                 (D) 6,523            131     8,781              505          1,048     8,369           9,417
  Atlanta, GA
NW O'Hare                          2,700          1,990     7,965           (5,027)           566     4,362           4,928
  Des Plaines, IL
Orlando Central Park               5,636          1,888     7,605              722          1,888     8,327          10,215
  Orlando, FL
Park 20 West                       1,582            688     2,754              354            688     3,108           3,796
  Tallahassee, FL

Shopping Centers

Emerson Center                 (D)   889             --       363               62             --       425             425
  Atlanta, GA
Jackson Square                        --          1,113     4,451           (1,465)         1,113     2,986           4,099
  Jackson, MS

                                                                             LIFE ON
                                                                              WHICH
                                                                           DEPRECIATION
                                                                            IN LATEST
                                                                           STATEMENT OF
                                   ACCUMULATED      DATE OF      DATE       OPERATIONS
        DESCRIPTION               DEPRECIATION   CONSTRUCTION  ACQUIRED    IS COMPUTED
------------------------------    ------------   ------------  --------    --------------
PROPERTIES HELD FOR INVESTMENT

Apartments (Continued)

Vintage at Plantation Bay         $1,217         2001          Jun-00      3 - 40 years
  Jacksonville, FL
Vintage at Tampa Palms             1,747         2001          Aug-00      3 - 40 years
  Tampa, FL
Vintage Cottage                      360         2003          Apr-02      3 - 40 years
  Orlando, FL
Vintage on the Green               3,093         2000          Feb-00      3 - 40 years
  Orlando, FL
Vistas at Lake Worth               3,037         1998          Dec-94      3 - 40 years
  Fort Worth, TX
Woodcreek Garden                   2,662         1988          Apr-02      3 - 40 years
  Lancaster, CA
Woodcreek                          4,397         1975          Nov-86      3 - 40 years
  Jacksonville, FL

Office Buildings

1505 Highway 6                       756         1983          Oct-98      3 - 40 years
  Houston, TX
Emerson Center                (D)  5,929         1974          Jul-86      3 - 40 years
  Atlanta, GA
NW O'Hare                          2,855         1972          Apr-86      3 - 40 years
  Des Plaines, IL
Orlando Central Park               1,324         1966          May-99      3 - 40 years
  Orlando, FL
Park 20 West                         565         1972          Nov-98      3 - 40 years
  Tallahassee, FL

Shopping Centers

Emerson Center                (D)    119         1974          Jul-86      3 - 40 years
  Atlanta, GA
Jackson Square                     2,958         1970          Jan-96      3 - 40 years
  Jackson, MS

                                                                    SCHEDULE III
                         TARRAGON REALTY INVESTORS, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2003
                             (DOLLARS IN THOUSANDS)

                                                                            COSTS (A)
                                                                           CAPITALIZED         GROSS CARRYING AMOUNTS
                                                 INITIAL COST TO COMPANY    SUBSEQUENT             AT END OF YEAR
                                                 -----------------------  TO ACQUISITION  -----------------------------------
                                                           BUILDINGS AND  --------------              BUILDINGS AND
        DESCRIPTION               ENCUMBRANCES   LAND      IMPROVEMENTS    IMPROVEMENTS    LAND      IMPROVEMENTS       TOTAL
------------------------------   ------------   ----     --------------   ------------    ----      ------------       -----

PROPERTIES HELD FOR INVESTMENT

Shopping Centers (Continued)

Lakeview Mall                     $     --       $   513  $  2,050         $    625        $   341   $  2,847           $  3,188
  Manitowoc, WI
Mariner Plaza                        1,630           295     1,180            1,053            295      2,233              2,528
  Panama City, FL
Midway Mills Crossing                3,660           588     2,365            1,844          1,227      3,570              4,797
  Carrollton, TX
Northside Center                        --         1,591     3,712              880          1,611      4,572              6,183
  Gainesville, FL
Paramus Container Store              8,127            --     2,854            4,895             --      7,749              7,749
  Paramus, NJ
Stewart Square                       3,292           294     1,460              875            294      2,335              2,629
  Las Vegas, NV
Times Square                           880           125       499              103            125        602                727
  Lubbock, TX
University Center                       57           578     2,430            1,293            525      3,776              4,301
  Waco, TX

Land

820 Land                     (D)     1,950         2,205        --              390          2,595         --              2,595
  Fort Worth, TX
820 Land                     (D)        --           263        --               16            279         --                279
  Fort Worth, TX
Charlotte, NC                           --           571     1,333           (1,878)            26         --                 26
Kansas City, MO                         --           802     1,871           (2,365)           308         --                308
Vistas Observatory           (E)        --           707        --               78            785         --                785
  Fort Worth, TX
                                  ----------------------------------------------------------------------------------------------

                                  $399,106       $69,772  $229,200         $206,940        $69,304   $436,608           $505,912
                                  ==============================================================================================

                                                                             LIFE ON
                                                                              WHICH
                                                                           DEPRECIATION
                                                                            IN LATEST
                                                                           STATEMENT OF
                                   ACCUMULATED      DATE OF      DATE       OPERATIONS
        DESCRIPTION               DEPRECIATION   CONSTRUCTION  ACQUIRED    IS COMPUTED
------------------------------    ------------   ------------  --------    --------------
PROPERTIES HELD FOR INVESTMENT

Shopping Centers (Continued)

Lakeview Mall                     $  1,731          1968      Apr-87       3 - 40 years
  Manitowoc, WI
Mariner Plaza                          500          1968      Aug-97       3 - 40 years
  Panama City, FL
Midway Mills Crossing                1,855          1986      Oct-91       3 - 40 years
  Carrollton, TX
Northside Center                     1,426          1977      Dec-91       3 - 40 years
  Gainesville, FL
Paramus Container Store                327          2002      Aug-01       3 - 40 years
  Paramus, NJ
Stewart Square                       1,207          1971      Oct-87       3 - 40 years
  Las Vegas, NV
Times Square                           282          1985      Jul-89       3 - 40 years
  Lubbock, TX
University Center                    1,680          1959      Jul-91       3 - 40 years
  Waco, TX

Land

820 Land                     (D)        --          --        Oct-99           --
  Fort Worth, TX
820 Land                     (D)        --          --        Oct-99           --
  Fort Worth, TX
Charlotte, NC                           --          --        Dec-91           --
Kansas City, MO                         --          --        Dec-91           --
Vistas Observatory           (E)        --          --        Apr-98           --
  Fort Worth, TX
                                  --------
                                  $110,817
                                  ========



(A) Includes property improvements, impairment charges, and amounts written off in connection with sales of portions of certain properties.
(B) Construction of this property will begin in February 2004.
(C) Mortgage is collateralized by both Desert Winds and Silver Creek.
(D) The loan is collateralized by both portions of this property.
(E) This property has been pledged as additional collateral for the $1.95 million loan which financed the acquisition of the 820 land in Ft. Worth, TX.

                                                                    SCHEDULE III
                                                                     (Continued)
                         TARRAGON REALTY INVESTORS, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                                2003                  2002                 2001
                                                                           --------------        --------------      ---------------
                                                                                           (dollars in thousands)
  Reconciliation of real estate

  Balance at January 1,..............................................      $   539,001            $  489,967         $     539,171

    Additions
       Acquisitions or joint venture consolidations .................            2,156                44,276                18,846
       Capital improvements..........................................           12,252                16,433                12,743
       Development costs.............................................            9,910                27,734                43,834
    Deductions
       Sales or joint venture deconsolidations.......................          (57,407)              (15,022)               (85,225)
       Transfers to homebuilding inventory...........................               --               (24,387)               (39,402)
                                                                          ---------------       ---------------     ----------------


  Balance at December 31,............................................      $   505,912           $   539,001         $     489,967
                                                                           ==============        ==============      ===============

  Reconciliation of accumulated depreciation

  Balance at January 1,..............................................      $   103,474           $    87,234         $      76,265

    Additions
       Depreciation..................................................           20,773                20,167                19,597
       Acquisitions or joint venture consolidations..................               --                 2,733                    --
    Deductions
       Sales or joint venture deconsolidations.......................          (13,430)               (2,559)               (7,109)
       Transfers to homebuilding inventory...........................               --                (4.101)               (1,476)
       Write-offs....................................................               --                    --                   (43)
                                                                           --------------        --------------      ---------------

  Balance at December 31, ...........................................      $   110,817           $   103,474         $      87,234
                                                                           ==============        ==============      ===============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed as of the end of the period covered by this Form 10-K, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective at December 31, 2003, to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company's internal controls over financial reporting during the quarter ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference to our proxy statement to be filed with the SEC in connection with our annual meeting of stockholders to be held in June 2004.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our proxy statement to be filed with the SEC in connection with our annual meeting of stockholders to be held in June 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to our proxy statement to be filed with the SEC in connection with our annual meeting of stockholders to be held in June 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to our proxy statement to be filed with the SEC in connection with our annual meeting of stockholders to be held in June 2004.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report:

1. Consolidated Financial Statements

Reports of Independent Public Accountants - Grant Thornton LLP
                                            Arthur Andersen LLP

Consolidated Balance Sheets - December 31, 2003 and 2002

Consolidated Statements of Operations -
  Years Ended December 31, 2003, 2002, and 2001

Consolidated Statements of Stockholders' Equity - Years Ended December 31, 2003,
  2002, and 2001

Consolidated Statements of Cash Flows - Years Ended December 31, 2003, 2002, and
  2001

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Schedule  III - Real Estate and Accumulated Depreciation

All other schedules are omitted because they are not applicable or because the required information is shown in the Consolidated Financial Statements or the notes thereto.

3. Exhibits

The following documents are filed as Exhibits to this report:

Exhibit
Number                                Description
-------     --------------------------------------------------------------------
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

3.1         Articles of Incorporation of Tarragon Realty Investors, Inc.
            (incorporated by reference to Exhibit 3.2 to Form 8-K dated July 10,
            1997).

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

Exhibit
Number                                Description
-------     --------------------------------------------------------------------

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

23.1*       Consent of Grant Thornton LLP.

31.1* Rule 13a-14(a) certification by William S. Friedman, President and Chief Executive Officer.

31.2* Rule 13a-14(a) certification by Erin D. Pickens, Executive Vice President and Chief Financial Officer.

32* Section 1350 certifications by William S. Friedman, President and Chief Executive Officer, and Erin D. Pickens, Executive Vice President and Chief Financial Officer.

99.1*       Financial Statements of One Las Olas, Ltd.



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

                         TARRAGON REALTY INVESTORS, INC.

Dated:      March 8, 2004               By: /s/ William S. Friedman
      -------------------------             ------------------------------------
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

Signature                                        Capacities In Which Signed                          Date

/s/ William S. Friedman                          President, Chief Executive Officer,                       March 8, 2004
----------------------------------------         Director, and Chairman of the Board                 -------------------------------
William S. Friedman                              (Principal Executive Officer)


/s/ Erin D. Pickens                              Executive Vice President and                              March 8, 2004
----------------------------------------         Chief Financial Officer                             -------------------------------
Erin D. Pickens                                  (Principal Financial and
                                                 Accounting Officer)


/s/ Willie K. Davis                              Director                                                  March 8, 2004
----------------------------------------                                                             -------------------------------
Willie K. Davis


/s/Lance Liebman                                 Director                                                  March 1, 2004
----------------------------------------                                                             -------------------------------
Lance Liebman


/s/ Robert C. Rohdie                             Director                                                  March 8, 2004
----------------------------------------                                                             -------------------------------
Robert C. Rohdie


/s/ Robert P. Rothenberg                         Director                                                  March 8, 2004
----------------------------------------                                                             -------------------------------
Robert P. Rothenberg


/s/ Lawrence G. Schafran                         Director                                                  March 8, 2004
----------------------------------------                                                             -------------------------------
Lawrence G. Schafran


/s/ Raymond V.J. Schrag                          Director                                                  March 8, 2004
----------------------------------------                                                             -------------------------------
Raymond V. J. Schrag


/s/ Carl B. Weisbrod                             Director                                                  March 8, 2004
----------------------------------------                                                             -------------------------------
Carl B. Weisbrod

                         TARRAGON REALTY INVESTORS, INC.
                                INDEX TO EXHIBITS

Exhibit
Number                                Description
-------     --------------------------------------------------------------------

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

23.1*       Consent of Grant Thornton LLP.

31.1* Rule 13a-14(a) certification by William S. Friedman, President and Chief Executive Officer.

31.2* Rule 13a-14(a) certification by Erin D. Pickens, Executive Vice President and Chief Financial Officer.

32* Section 1350 certifications by William S. Friedman, President and Chief Executive Officer, and Erin D. Pickens, Executive Vice President and Chief Financial Officer.

99.1*       Financial Statements of One Las Olas, Ltd.


* Filed herewith