Form 10-K/A
period 2003-12-31
TARRAGON REALTY INVESTORS INC
filed 2004-04-30
CIK 1038217

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

 (mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                                            ------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM .................... TO ......................

                         COMMISSION FILE NUMBER 0-22999


                         TARRAGON REALTY INVESTORS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         NEVADA                                            94-2432628
-------------------------------                         ----------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


1775 BROADWAY, 23RD FLOOR, NEW YORK, NY                           10019
---------------------------------------                           -----
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code   (212) 949-5000
                                                    ------------------


          Securities registered pursuant to Section 12 (b) of the Act:
                                      NONE


          Securities registered pursuant to Section 12 (g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE
                 10% CUMULATIVE PREFERRED STOCK, $.01 PAR VALUE


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X} No |_|

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


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                         TARRAGON REALTY INVESTORS, INC.
                  AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003


The undersigned Registrant hereby amends the following items, exhibits, or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as set forth in the pages attached hereto to include the information required by PART III, which was incorporated by reference to a definitive proxy statement, which was not completed prior to April 30, 2004:

      PART III

      Item 10. Directors and Executive Officers of the Registrant

      Item 11. Executive Compensation

      Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Item 13. Certain Relationships and Related Transactions

      Item 14. Principal Accountant Fees and Services

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


TARRAGON REALTY INVESTORS, INC.


      By: /s/ Erin D. Pickens                           Date: April 30, 2004
          ----------------------------                        ------------------
          Erin D. Pickens
          Executive Vice President and
          Chief Financial Officer

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors

Tarragon's Board of Directors currently consists of nine members, eight of whom were elected at the last annual meeting of stockholders held on June 9, 2003, to serve until the next annual meeting of stockholders or until a successor has been elected or approved. Mr. Frary was appointed to the Board effective April 22, 2004.

Following is biographical information for each of the nine directors consisting of the age, principal occupation, and other relevant information. There are no family relationships among any of the directors or executive officers of Tarragon. The designation "Affiliated" when used below means that the director is an officer or employee of Tarragon.

WILLIE K. DAVIS (72)

Mr. Davis has served as a director of Tarragon since April 1997. He was a member of the Board of Trustees of Vinland Property Trust from October 1988 to July 1997, and a member of the Board of Trustees of National Income Realty Trust from October 1988 to March 1995. He served as President (from 1971 to 1985) and Chairman and 50% shareholder (from 1985 to 2000) of Mid-South Financial Corporation, the holding company for Mid-South Mortgage Company and Gibbs Mortgage Company, as well as President (from 1978 to 1995) and Chairman and sole shareholder (from 1995 to 1999) of FMS, Inc., a property management and real estate development firm. He has been a director of Southtrust Bank of Middle Tennessee since 1987 and was a Trustee and Treasurer of Baptist Hospital, Inc., a Tennessee general welfare not-for-profit corporation, from 1986 to 2002.

RICHARD S. FRARY (56)

Mr. Frary was elected as a director of Tarragon effective April 22, 2004. Mr. Frary is one of the founding partners in 1990 of Tallwood Associates, Inc. ("Tallwood"), a New York City-based private investment firm. Prior to organization of Tallwood, Mr. Frary was for eleven years (from July 1979 to January 1990) a Managing Director of Drexel Burnham Lambert, Inc., where he was head of the Corporate Finance Department's real estate group and a member of the Department's Executive Committee. Mr. Frary also had experience with a big eight accounting firm (June 1971 through January 1974), a national homebuilder (January 1974 through September 1976), and served as Chief Financial Officer of a New York Stock Exchange-listed real estate investment trust (September 1976 to July 1979). A graduate of The Johns Hopkins University, Mr. Frary holds a Masters of Business Administration from Harvard Business School and is a Certified Public Accountant. Mr. Frary is a trustee of The Johns Hopkins University.

WILLIAM S. FRIEDMAN (60) (Affiliated)

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

LANCE LIEBMAN (62)

Mr. Liebman has been a director of Tarragon since December 1998. He also served as a Trustee of National Income Realty Trust from March 1994 to November 1998. Mr. Liebman is the William S. Beinecke Professor of Law at Columbia Law School and the Director of the Parker School of Foreign and Comparative Law. He also serves as Director of the American Law Institute. He was the Dean of Columbia Law School from 1991 to 1996. From 1970 to 1991, he served as Assistant Professor, Professor and Associate Dean of Harvard Law School. He has been a director of the Greater New York Insurance Co. (both mutual and stock companies) since 1991; a director of Brookfield Financial Properties, Inc. since 1996; and a director of Brookfield Properties Corp. since 2003. He has been an attorney at law since 1968.

ROBERT C. ROHDIE (63) (Affiliated)

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

ROBERT P. ROTHENBERG (45) (Affiliated)

Mr. Rothenberg has been a director and the Chief Operating Officer of Tarragon since September 2000. Mr. Rothenberg has been the managing member of APA Management LLC, a real estate investment and management company, since 1994. He is also a Managing Member of Ansonia LLC, which together with Tarragon has acquired close to 2,600 apartments in the State of Connecticut since 1997. Mr. Rothenberg was a co-managing member of Accord Properties Associates, LLC, which managed the Ansonia portfolio in Connecticut until it was acquired by Tarragon in January 2001. Mr. Rothenberg graduated from the Harvard Business School in June 1984.

LAWRENCE G. SCHAFRAN (65)

Mr. Schafran has been a director of Tarragon since December 1998. He was a Trustee of National Income Realty Trust from March 1995 to November 1998. Mr. Schafran has been Managing General Partner of L.G. Schafran & Associates, a real estate investment and development firm in New York City, since 1984. He has been the Managing Director of CancerAdvisors, Inc., since 2001. He served as Chairman of the Board (from January 1996 to January 2003) and Co-Chief Executive Officer (from January 2000 to January 2003) of Delta-Omega Technologies, Inc., a specialty chemical company based in Broussard, Louisiana. He also served as Co-Liquidating Trustee (from January to September 2003) of the Banyan Strategic Realty Trust, a NASDAQ traded equity REIT. He has been a director of PubliCARD, Inc., since 1986 and a director of WorldSpace, Inc., since April 2000.

RAYMOND V.J. SCHRAG (58)

Mr. Schrag has been a director of Tarragon since December 1998. He was a Trustee of Vinland Property Trust from October 1988 to May 1995 and of National Income Realty Trust from October 1988 to November 1998. Mr. Schrag has been an attorney in private practice in New York City since 1973.

CARL B. WEISBROD (58)

Mr. Weisbrod has been a director of Tarragon since December 1998. He also served as Chairman of the Board of Directors from December 1998 to December 2000. He was Chairman of the Board of Trustees of National Income Realty Trust from February 1994 to November 1998 and a member of the Board of Trustees of Vinland Property Trust from February 1994 to May 1995. Mr. Weisbrod has served as President of Alliance for Downtown New York, Inc., since 1994 and as a trustee of the Ford Foundation since 1996. He also serves as the President of the Downtown-Lower Manhattan Association.

INDEPENDENT DIRECTORS

The Board has determined that Messrs. Davis, Liebman, Schafran, Schrag, and Weisbrod are "independent directors" within the meaning of the NASDAQ Marketplace Rules. Beginning in June 2004, the independent directors will meet in executive session without members of management present following most Board meetings. The independent directors have appointed Carl Weisbrod as the director to preside over these executive sessions.

BOARD MEETINGS AND COMMITTEES

During the fiscal year ended December 31, 2003, the Board of Directors held four regular meetings, one special meeting, and acted by written consent six times. Each of the directors attended at least 75% of the aggregate of all meetings held by the Board and all meetings held by the committees of the Board, if any, upon which such director served during the period of time that such person served on the Board or such committee.

The Board has an Audit Committee, an Executive Compensation Committee, and a Nominating and Governance Committee.

The Audit Committee of the Board of Directors is composed of three independent directors and currently consists of Lawrence G. Schafran (Chairman), Raymond V.J. Schrag, and Willie K. Davis. The Board of Directors has determined that each of the members of the Audit Committee is independent, as that term is defined under the NASDAQ Marketplace Rules relating to audit committees. In addition, the Board has determined that Mr. Schafran qualifies as an "audit committee financial expert" within the meaning of Item 401(h) of Regulation S-K under the federal securities laws and as defined in the NASDAQ Marketplace Rules. The Audit Committee serves as a line of communication between the independent auditors, Tarragon's internal accounting staff, and the Board of Directors. The Audit Committee operates under a written charter adopted by the Board of Directors on April 15, 2000, in accordance with applicable rules of the Securities and Exchange Commission and NASDAQ, which is posted on Tarragon's website (www.tarragonrealty.com). The Audit Committee makes recommendations to the Board concerning the engagement of independent auditors, considers the independence of the independent auditors, reviews with the independent auditors the plans and results of the audit engagement, considers the range of audit and non-audit fees, and reviews and reassesses the committee charter for adequacy on an annual basis. The Audit Committee met one time during 2003 and acted once by written consent.

The Executive Compensation Committee currently consists of Carl Weisbrod (Chairman), Lawrence G. Schafran, Raymond V. J. Schrag, and Lance Liebman. The Executive Compensation Committee oversees Tarragon's compensation policies and practices, makes recommendations to the Board for the compensation of Tarragon's senior executive officers, and administers Tarragon's Share Option and Incentive Plan and authorizes option grants under that plan. The Executive Compensation Committee has a written charter that was adopted by the Board of Directors effective April 15, 2000, which charter is posted on Tarragon's website. The Executive Compensation Committee met five times and acted by written consent three times during 2003.

The Nominating and Corporate Governance Committee currently consists of Raymond V.J. Schrag (Chairman), Lawrence G. Schafran, and Willie K. Davis. The Nominating and Corporate Governance Committee is responsible for identifying, evaluating, and recommending to the Board individuals qualified to serve as directors. The Committee is also charged with the responsibility to prepare and supervise the Board's annual review of director independence, to review and make recommendations concerning appropriate corporate governance guidelines, and to monitor the operation and effectiveness of the corporate governance guidelines implemented by the Board. The Nominating and Corporate Governance Committee has a written charter that was adopted by the Board of Directors on March 8, 2004, which charter is posted on Tarragon's website. The Committee met once in 2003 and two times in 2004 to consider and recommend the current slate of nominees for the Board of Directors.

CODE OF ETHICS

The Board is currently drafting and plans to adopt a "Code of Business Conduct and Ethics" that applies to the members of the Board and all of Tarragon's executive officers and employees, including Tarragon's principal executive officer, principal financial officer, and principal accounting officer prior to the filing of a definitive proxy statement, which is expected to occur in May 2004.

COMPLIANCE WITH SECTION 16(A) REPORTING REQUIREMENTS

Section 16(a) of the Exchange Act requires that our directors, executive officers, and persons holding more than ten percent of our common stock file initial reports of ownership of the common stock and reports of any changes in that ownership to the SEC. Specific due dates for these reports have been established, and Tarragon is required to report any failure to file by these dates during fiscal 2003.

To our knowledge, based solely upon the written representations of our incumbent directors, executive officers, and ten percent shareholders and copies of the reports that they have filed with the SEC, these filing requirements were satisfied during 2003 except that a report on Form 4 for William S. Friedman and Lucy N. Friedman was filed late.

Executive Officers

Please see ITEM 1. BUSINESS for the names, ages, and biographical information of Tarragon's Executive Officers.

ITEM 11. EXECUTIVE COMPENSATION

Independent Director Compensation

In 2003, our non-employee directors received annual compensation of $15,000 plus reimbursement of expenses for their service on the Board. Effective January 1, 2004, directors' compensation increased to $20,000 per year plus reimbursement of expenses. In addition, directors receive $2,000 per year for each committee of the Board on which they serve, $1,000 per year for each committee that they chair, and $1,000 per day for any special services rendered on Tarragon's behalf, plus reimbursement of expenses. Directors who are also officers or employees of Tarragon do not receive any separate compensation for their services as director.

Tarragon's Independent Director Stock Option Plan (the "Director Plan") provides for automatic annual grants of options to independent directors serving on the Board on the first day of each new fiscal year. The exercise price of all options granted under the Director Plan is equal to the market price on the grant date. The options are immediately exercisable and expire on the earlier of the first anniversary of the date on which a director ceases to be a director or ten years from the date of grant. Pursuant to the terms of the Director Plan, each of our incumbent independent directors received options to purchase 2,000 shares of Tarragon common stock on January 1, 2003 and 2004.

Executive Compensation

The following table reflects the compensation paid to our Chief Executive Officer and each of our four most highly compensated executive officers (collectively, the "named executive officers") in fiscal years 2001, 2002, and 2003 for services rendered to Tarragon and its subsidiaries.

                                                 SUMMARY COMPENSATION TABLE
------------------------- ------------------------------ ------------------------------------------- ---------------------------
                                                                                                       Long Term Compensation
                                                                                                               Awards
          Name                                                                                         Securities Underlying
                               Principal Position                          Annual                           Options/SARs
                                                                        Compensation                     (Number of Shares)
                                                         -------------------------------------------
                                                            Year         Salary          Bonus                  (1)
------------------------- ------------------------------ ------------ -------------- --------------- ---------------------------
William S. Friedman       President                      2003         $300,000       $225,000                    -
                          Chief Executive Officer
                          Director                       2002         $300,000             -                     -

                                                         2001         $300,000             -                     -
------------------------- ------------------------------ ------------ -------------- --------------- ---------------------------
Robert P. Rothenberg      Chief Operating Officer        2003         $312,500       $225,000                    -
                          Director
                                                         2002         $300,000       $200,000                  33,000

                                                         2001         $250,000       $100,000                    (2)

------------------------- ------------------------------ ------------ -------------- --------------- ---------------------------
Saul Spitz                Executive Vice President -     2003         $250,000       $200,000                  15,000
                          Acquisitions
                                                         2002         $200,000       $175,000                    -

                                                         2001         $150,000       $200,000                   (2)

------------------------- ------------------------------ ------------ -------------- --------------- ---------------------------
Todd M. Schefler          Executive Vice President -     2003         $250,000       $250,000                  9,375
                          Development
                                                         2002         $175,000       $200,000                  10,313

                                                         2001         $125,000       $200,000                    -

------------------------- ------------------------------ ------------ -------------- --------------- ---------------------------
Robert C. Rohdie          President and Chief            2003         $312,500       $225,000                     -
                          Executive Officer, Tarragon
                          Development Corporation;       2002         $300,000       $200,000                132,000(3)
                          Director
                                                         2001         $200,000       $100,000                    -
------------------------- ------------------------------ ------------ -------------- --------------- ---------------------------

(1) Option awards have been adjusted, as applicable, for 10% stock dividends on February 15, 2001, and April 26, 2002, a three-for-two stock split effective February 14, 2003, and a five-for-four stock split effective January 15, 2004.

(2) Mr. Rothenberg also received an option for 108,900 shares of common stock as part of the consideration for Tarragon's acquisition of Accord Properties Associates, LLC effective January 1, 2001. Mr. Spitz received an option for 108,900 shares of common stock in connection with the same transaction.

(3) See also ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS for a discussion of Mr. Rohdie's rights in an operating joint venture with Tarragon.

The following table shows the stock options granted during 2003, if any, to each of our named executive officers.


                             OPTION / SAR GRANTS IN LAST FISCAL YEAR
------------------------------------------------------------------------------------------------------------------------
                                         Individual Grants
------------------------------------------------------------------------------------------------------------------------
                            Number of          Percent of Total
                            Securities       Options/SARs Granted   Exercise or Base    Expiration       Grant Date
        Name                Underlying          to Employees in           Price            Date            Present
                           Options/SARs           Fiscal Year          ($/Sh) (1)                           Value
                           Granted (1)                                                                      $ (2)
---------------------- --------------------- ---------------------- ------------------ -------------- ------------------
William S. Friedman             -                       -                    -                -                -
---------------------- --------------------- ---------------------- ------------------ -------------- ------------------
Robert P. Rothenberg            -                       -                    -                -                -
---------------------- --------------------- ---------------------- ------------------ -------------- ------------------
Saul Spitz                    15,000                  3.8%                 $8.13          12/31/12          $42,706
---------------------- --------------------- ---------------------- ------------------ -------------- ------------------
Todd M. Schefler              9,375                   2.4%                 $8.13          12/31/12          $26,691
---------------------- --------------------- ---------------------- ------------------ -------------- ------------------
Robert C. Rohdie                -                       -                    -                -                -
---------------------- --------------------- ---------------------- ------------------ -------------- ------------------

(1) These options were granted on January 1, 2003, and vest 20% per year. The number of shares underlying the options and the exercise prices have been adjusted for a three-for-two stock split effective February 14, 2003, and a five-for-four stock split effective January 15, 2004.

(2) The grant date present value represents the fair value calculated with the Black-Scholes option valuation model using the following assumptions:

      o     options are assumed to be exercised on average in eight years;

      o     expected volatility is 21%;

      o     the risk free rate of return is 3.78%;

      o     the dividend yield is 0%; and

      o     forfeitures of 2% are assumed.

              AGGREGATED OPTION / SAR EXERCISES IN FISCAL YEAR 2003
                      AND FISCAL YEAR-END OPTION/SAR VALUES

    ------------------------- --------------------- --------------------- ------------------------ ---------------------------
                                                                           Number of Securities
                                                                          Underlying Unexercised      Value of Unexercised
                               Shares Acquired on      Value Realized     Options/SARs at Fiscal   In-the-Money Options/SARs
              Name                  Exercise                ($)                  Year End              at Fiscal Year End
                                      (#)                                           (#)                       ($)
    ------------------------- --------------------- --------------------- ------------------------ ---------------------------
                                                                               Exercisable/               Exercisable/
                                                                               Unexercisable             Unexercisable
    ------------------------- --------------------- --------------------- ------------------------ ---------------------------
    William S. Friedman                          -                     -         1,417,970/-0-(1)             $10,203,531/-0-
    ------------------------- --------------------- --------------------- ------------------------ ---------------------------
    Robert P. Rothenberg                         -                     -           688,875/33,000         $5,838,301/$224,824
    ------------------------- --------------------- --------------------- ------------------------ ---------------------------
    Saul Spitz                                   -                     -           136,125/15,000          $1,167,939/$76,200
    ------------------------- --------------------- --------------------- ------------------------ ---------------------------
    Todd M. Schefler                             -                     -            29,288/35,775           $241,529/$255,716
    ------------------------- --------------------- --------------------- ------------------------ ---------------------------
    Robert C. Rohdie                             -                     -           33,000/132,000           $224,824/$899,296
    ------------------------- --------------------- --------------------- ------------------------ ---------------------------


      (1) William S. Friedman exercised options covering 283,594 shares in the first quarter of 2004.

EMPLOYMENT CONTRACTS

Tarragon originally entered into an employment agreement with William S. Friedman in November 1998 in connection with our acquisition of Tarragon Realty Advisors, Inc., from Mr. Friedman and his wife, Lucy N. Friedman. Mr. Friedman's employment agreement was for a term of four years, renewable from year to year thereafter, at an annual salary of $300,000. This agreement expired by its terms in November 2002. The Executive Compensation Committee of the Board of Directors has voted unanimously to continue Mr. Friedman's employment with Tarragon at an annual salary of $350,000, pending its study and consideration of a new employment agreement for him.

Tarragon entered into an employment agreement with Robert C. Rohdie effective February 1, 2000, following Tarragon's acquisition of Mr. Rohdie's interests in our joint venture projects with him. Mr. Rohdie's employment agreement was for an initial term of three years with a minimum annual salary of $200,000 plus an annual incentive bonus in an amount determined by the Board, in its discretion. Mr. Rohdie's employment agreement expired by its terms on January 31, 2003. The Executive Compensation Committee of the Board of Directors has voted unanimously to continue Mr. Rhodie's employment with Tarragon at an annual salary of $350,000, pending its study and consideration of a new employment agreement for him.

Tarragon entered into an employment agreement with Robert P. Rothenberg effective September 25, 2000. Mr. Rothenberg's employment agreement was for a term of three years, at an annual salary of $300,000, with a guaranteed minimum annual incentive bonus of $100,000. In September 2000, Mr. Rothenberg received options to acquire 435,600 shares of Tarragon common stock at its fair market value on the date of grant (as adjusted for two 10% stock dividends, a three-for-two stock split and a five-for-four stock split) in connection with his employment agreement. This agreement expired by its terms in September 2003. The Executive Compensation Committee of the Board of Directors has voted unanimously to continue Mr. Rothenberg's employment with Tarragon at an annual salary of $350,000, pending its study and consideration of a new employment agreement for him.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Executive Compensation Committee currently consists of Lance Liebman, Carl
B. Weisbrod, Raymond V.J. Schrag, and Lawrence Schafran, who are all independent members of our Board of Directors. None of the members of the committee are current or former employees of Tarragon or any of our subsidiaries.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Security Ownership of Certain Beneficial Owners


                                       Amount and Nature        Approximate
 Name and Address of                     of Beneficial          Percent of
 Beneficial Owner                          Ownership              Class (1)
----------------------                     ---------              ---------

Lucy N. Friedman                        6,883,584 (2)(3)(4)        45.4%
1775 Broadway 23rd Floor                          (5)
New York, New York 10017


---------------------

(1) Percentage is based upon 14,949,739 shares of common stock outstanding at April 15, 2004.

(2) Includes 3,355,733 shares owned by Mrs. Friedman directly and 226,876 shares covered by a presently exercisable option. Mrs. Friedman also owns 1,000 shares of Tarragon 10% Cumulative Preferred Stock.

(3) Includes 1,471,371 shares owned by Lucy N. Friedman's spouse, William S. Friedman.

(4) Includes 282,992 shares owned by Tarragon Capital Corporation, of which Mrs. Friedman and Mr. Friedman are executive officers and directors; 297,985 shares owned by Tarragon Partners, Ltd., of which Mrs. Friedman and Mr. Friedman are limited partners and Tarragon Capital is the general partner; and 1,248,627 shares owned by Beachwold Partners, L.P., in which Mr. Friedman is the general partner and Mrs. Friedman and their four children are the limited partners.

(5) Does not include 209,661 shares of Tarragon common stock and 1,000 shares of Tarragon 10% Cumulative Preferred Stock owned by Mrs. Friedman's adult son, Ezra Friedman; 154,847 shares of common stock owned by Mrs. Friedman's adult daughter, Tanya Friedman; 88,262 shares of common stock owned by Mrs. Friedman's adult son, Gideon Friedman; or 88,961 shares of common stock owned by Mrs. Friedman's adult son, Samuel Friedman. Mrs. Friedman disclaims beneficial ownership of such shares.


Security Ownership of Management

                                             Amount and Nature                    Approximate
                                               of Beneficial                      Percent of
  Name of Beneficial Owner                        Ownership                        Class  (1)
--------------------------                        ---------                        --------
Richard S. Frary                               50,295 (15)                           *

William S. Friedman                         7,791,084 (2)(3)(4)(5)                  48.4%

Lance Liebman                                  59,941 (6)                            *

L. G. Schafran                                 55,003 (7)                            *

Raymond V.J. Schrag                           172,491 (8)                            1.2%

Carl B. Weisbrod                               59,780 (9)                            *

Willie K. Davis                                33,516 (10)                           *

Robert C. Rohdie                              192,336 (11)                           1.3%

Robert P. Rothenberg                          716,956 (12)                           4.6%

Saul Spitz                                    140,910 (13)                           *

Todd Schefler                                  36,437 (14)                           *

All Directors and Executive                 9,641,372 (2)(3)(4)(5)(6)               55.3%
Officers as a group                                   (7)(8)(9)(10)(11)
 (21 individuals)                                     (12)(13)(14)(15)

-------------------

* Less than 1%.

(1) Percentages are based upon 14,949,739 shares of common stock outstanding at April 15, 2004.

(2) Includes 1,471,371 shares owned by Mr. Friedman directly and 1,134,376 shares covered by two separate presently exercisable options.

(3) Includes 3,355,733 shares owned by Mr. Friedman's spouse, Lucy N. Friedman. Mr. Friedman disclaims beneficial ownership of all such shares. Mrs. Friedman also owns 1,000 shares of Tarragon 10% Cumulative Preferred Stock.

(4) Includes 282,992 shares owned by Tarragon Capital Corporation, 297,985 shares owned by Tarragon Partners, Ltd., and 1,248,627 shares owned by Beachwold Partners, L.P.

(5) Does not include 209,661 shares of Tarragon common stock and 1,000 shares of Tarragon 10% Cumulative Preferred Stock owned by Mr. Friedman's adult son, Ezra Friedman; 154,847 shares of common stock owned by Mr. Friedman's adult daughter, Tanya Friedman; 88,262 shares of common stock owned by Mr. Friedman's adult son, Gideon Friedman; or 88,961 shares of common stock owned by Mr. Friedman's adult son, Samuel Friedman. Mr. Friedman disclaims beneficial ownership of such shares.

(6) Includes 4,935 shares owned by Mr. Liebman directly and 55,006 shares covered by ten separate presently exercisable options.

(7) Includes 52,503 shares owned by Mr. Schafran directly and 2,500 shares covered by a presently exercisable option.

(8) Includes 127,774 shares owned by Mr. Schrag directly and 33,374 shares covered by eight separate presently exercisable options. Also includes 11,343 shares owned by Mr. Schrag's wife individually. It does not include 4,230 shares owned by Mr. Schrag's adult daughter, Rebecca, or 4,230 shares owned by Mr. Schrag's adult son, Ben. Mr. Schrag disclaims beneficial ownership of such shares.

(9) Includes 11,580 shares owned by Mr. Weisbrod directly and 48,200 shares covered by nine separate presently exercisable options.

(10) Includes 18,603 shares owned by Mr. Davis directly and 14,913 shares covered by four separate presently exercisable options.

(11) Includes 124,863 shares owned by Robert C. Rohdie and Rohdhouse Investments, Inc., a Florida corporation owned by Mr. Rohdie, and 1,473 shares owned by his spouse. Also includes 66,000 shares covered by a presently exercisable option. See also ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS for a discussion of Mr. Rohdie's interest in an operating joint venture with Tarragon.

(12) Includes 19,831 shares owned by Mr. Rothenberg directly, and 697,125 shares covered by three presently exercisable options. Mr. Rothenberg also owns 8,333 shares of Tarragon 10% Cumulative Preferred Stock.

(13) Includes 1,785 shares owned by Mr. Spitz directly and 139,125 shares covered by two presently exercisable options. Mr. Spitz also owns 8,333 shares of Tarragon 10% Cumulative Preferred Stock.

(14) Includes 3,210 shares owned by Mr. Schefler directly and 33,227 shares covered by four presently exercisable options.

(15)  Includes 50,295 shares owned by Mr. Frary directly.

Securities Authorized for Issuance under Equity Compensation Plans

Please see NOTE 8. "STOCK OPTIONS" in the Notes to Consolidated Financial Statements for the number of securities to be issued upon the exercise of outstanding options, the weighted average exercise price of outstanding options, and the number of securities remaining available for future issuance under our stock option plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

With the approval of the Board of Directors, affiliates of William S. Friedman and his wife, Lucy N. Friedman have made a $20 million unsecured line of credit available to Tarragon. Advances under the line of credit bear interest at LIBOR plus 1% per annum or the lowest rate at which credit is offered to Tarragon by any third party, and mature in January 2006. The largest aggregate amount of indebtedness under the line of credit in 2003 was $1,613,672. Interest of $2,000 accrued during the year. As of December 31, 2003, there was no balance outstanding.

As an accommodation to Tarragon, Mr. and Mrs. Friedman and their affiliates have pledged approximately 1.2 million shares of Tarragon common stock to secure a $16.8 million line of credit extended to Tarragon by a bank. In addition, Mr. Friedman has pledged approximately 375,000 shares of Tarragon common stock to secure a $2 million line of credit extended to Tarragon by another bank. Tarragon has indemnified Mr. and Mrs. Friedman and their affiliates from any loss, cost, or liability associated with the accommodation pledges or the lines of credit. As collateral for the indemnification obligations, Tarragon has agreed to pledge to Mr. and Mrs. Friedman and their affiliates an equal number of shares of Tarragon treasury stock. They currently hold 398,600 shares of Tarragon treasury stock as collateral for Tarragon's obligations.

In February 2000, Tarragon entered into an agreement to acquire the interests of Robert C. Rohdie and his affiliates in ten apartment communities. Mr. Rohdie, Tarragon's partner in the development of these projects, contributed his equity interests to Tarragon Development Company, LLC ("TDC"), an operating entity formed by Tarragon, in exchange for a preferred interest in TDC. For five of the ten properties that had been completed as of the date of the agreement, Mr. Rohdie received a preferred interest with a fair value of $5 million. The initial $5 million of purchase consideration was allocated to the five completed properties based upon their relative fair values. In accordance with the terms of the agreement, the purchase of the remaining five properties, which were in various stages of construction or development planning in February 2000, was contingent upon their completion, as defined in the agreement. During 2001, four of the five remaining apartment communities were completed and Mr. Rohdie received additional preferred interests in TDC with an aggregate fair value of approximately $3.8 million. Mr. Rohdie received an additional preferred interest with a fair value of approximately $1.3 million for the final apartment community in May 2003.

Mr. Rohdie's preferred interest earns a guaranteed return. For 80% of the preferred interest, it is a guaranteed fixed return of 5% for the first two years, increasing by 1% per year until it reaches 10% in year seven. The remaining 20% of the preferred interest is due an amount equal to the cash dividends payable, if any, on 445,398 shares of Tarragon common stock. Mr. Rohdie received distributions of $577,722 in 2003 in payment of his guaranteed return.

Mr. Rohdie has the right to convert his preferred interest in TDC into 445,398 shares of our common stock and preferred stock with a face value of $8 million and a like dividend to his guaranteed fixed return. If we do not have available an issue of preferred stock outstanding at the time of the conversion, or at our discretion, we may pay Mr. Rohdie the cash value of his preferred interest over three years. Beginning in February 2006, Mr. Rohdie may elect to convert his preferred interest into cash, payable over three years. As of December 31, 2003, the cash value payable to Mr. Rohdie for the conversion of his preferred interest was $10,982,812.

In 1997, Tarragon formed Ansonia Apartments, L.P., with Richard S. Frary, Joel Mael, Robert Rothenberg, and Saul Spitz. Messrs. Frary, Mael, Rothenberg, and Spitz are members in Ansonia LLC, a New York limited liability company. In 1999, Eileen Swenson was admitted as a member of Ansonia LLC. Ansonia LLC is a limited partner in Ansonia Apartments, L.P., a Delaware limited partnership in which the general partner is a subsidiary of Tarragon. Ansonia Apartments, L.P., currently owns 11 apartment communities located in Connecticut. Tarragon's investment in Ansonia Apartments, L.P., was fully recovered in 2002 from distributions to the partners of cash proceeds from property sales, mortgage refinancings, supplemental mortgages, and property operations. In 2003, Tarragon received cash distributions of $6.5 million from Ansonia Apartments, L.P., in connection with refinancings and supplemental mortgages on seven of its properties; cash distributions attributed to Mr. Rothenberg, Mr. Spitz, and Mr. Frary were $1,305,416, $870,089, and $544,018, respectively. Messrs. Rothenberg and Spitz and Ms. Swenson joined Tarragon as executive officers, and Mr. Rothenberg was appointed as a member of our Board of Directors, in September 2000. Mr. Frary was appointed as a member of our Board of Directors in April 2004.

In November 1999, Tarragon and Mr. Frary formed Tarragon Calistoga LLC, a Nevada limited liability company. Mr. Frary is a member holding a 20% interest, and Tarragon holds the other 80% interest and is the Manager. Tarragon Calistoga LLC owns (i) a 5% member interest in Calistoga Ranch Owners LLC, a California limited liability company, which owns a property development in Napa Valley, California, and (ii) a 25% member interest in CR Tarragon Palm Springs LLC, a California limited liability company, which owns a Palm Springs, California resort development. During June 2001, Mr. Frary received $133,289.50 in distributions from Tarragon Calistoga LLC, of which $100,000 was a return of his initial investment contribution, and Tarragon received $533,157.99. Mr. Frary has since made additional investment contributions to Tarragon Calistoga LLC of approximately $200,625.

In November 2000, Tarragon formed Ansonia Liberty LLC, a Connecticut limited liability company, for the purpose of acquiring a 124-unit apartment community located in New Haven, Connecticut. In October 2001, Mr. Frary acquired a 10% member interest in Ansonia Liberty LLC. Tarragon's investment in Ansonia Liberty LLC was fully recovered in 2002 from distributions to the members of cash proceeds from refinancing of the mortgage secured by the property. In 2003, Tarragon received cash distributions of $1.1 million from Ansonia Liberty LLC in connection with another mortgage refinancing. Mr. Frary received cash distributions totaling $160,525 from Ansonia Liberty LLC in 2003.

We believe that the foregoing transactions were at least as advantageous to us as we could have obtained from unrelated third parties.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by Grant Thornton LLP for services rendered during the years ended December 31, 2003 and 2002 are described below.

Audit Fees

Fees for audit services totaled approximately $298,771 in 2003 and $210,295 in 2002. Fees for audit services include the annual audit of the financial statements of Tarragon and its subsidiaries, as well as the review of Tarragon's Quarterly Reports on Form 10-Q.

Audit Related Fees

Fees for audit related services totaled approximately $24,152 in 2003 and $800 in 2002. Audit related services include review of Tarragon's registration statement and consultations concerning financial accounting and reporting standards.

Tax Fees

Fees for tax services, including tax compliance services for approximately 190 subsidiaries and affiliates of the company, tax advice and tax planning totaled $71,558 in 2003 and $0 in 2002.

AUDIT COMMITTEE PRE-APPROVAL POLICIES

The Audit Committee is currently drafting and plans to adopt a Pre-Approval Policy for Audit and Non-Audit Services prior to filing a definitive proxy statement, which is expected to occur in May 2004.