Form 10-Q
period 2004-03-31
TARRAGON REALTY INVESTORS INC
filed 2004-05-10
CIK 1038217

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from...............to...........

                         Commission File Number 0-22999

                         TARRAGON REALTY INVESTORS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      Nevada                            94-2432628
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation         (I.R.S. Employer
                 or organization)                     Identification No.)


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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

        Common Stock, $.01 par value                    14,947,739
        -----------------------------        ------------------------------
                  (Class)                    (Outstanding at April 30, 2004)

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements for the period ended March 31, 2004, have not been audited by independent certified public accountants, but, in our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of consolidated financial position, consolidated results of operations, and consolidated cash flows at the dates and for the periods indicated have been included.

                         TARRAGON REALTY INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                              March 31,        December 31,
                                                                                              ---------          ---------
                                                                                                2004               2003
                                                                                              ---------          ---------
Assets
Real estate held for investment (net of accumulated depreciation of
  $119,883 in 2004 and $110,817 in 2003) ............................................         $ 488,449          $ 395,095
Homebuilding inventory ..............................................................           225,431             97,234
Contracts receivable ................................................................            91,631                 --
Investments in and advances to partnerships and joint ventures ......................            26,995             81,764
Cash and cash equivalents ...........................................................            22,552             21,626
Restricted cash .....................................................................            24,128              6,573
Goodwill ............................................................................             2,691              2,691
Other assets, net ...................................................................            32,629             18,834
                                                                                              ---------          ---------
                                                                                              $ 914,506          $ 623,817
                                                                                              =========          =========

Liabilities and Stockholders' Equity

Liabilities
Notes and interest payable ..........................................................         $ 731,656          $ 471,262
Other liabilities ...................................................................            45,065             26,886
                                                                                              ---------          ---------
                                                                                                776,721            498,148

Commitments and contingencies........................................................

Minority interests ..................................................................            29,868             22,341

Stockholders' equity
Common stock, $.01 par value; authorized shares, 20,000,000; shares outstanding,
  14,954,739 in 2004 and 11,583,973 in 2003 (after deducting 6,112,276 in 2004
  and 4,889,821 in 2003 held in treasury) ...........................................               150                115
Special stock, $.01 par value; authorized shares, 7,500,000; shares outstanding, none                --                 --
Cumulative preferred stock, $.01 par value; authorized shares, 2,500,000; shares outstanding, 753,333 in 2004 and 2003; liquidation preference, $9,040 in 2004
  and 2003, or $12 per share ........................................................                 8                  8
Paid-in capital .....................................................................           308,398            305,562
Accumulated deficit .................................................................          (200,639)          (202,357)
                                                                                              ---------          ---------
                                                                                                107,917            103,328
                                                                                              ---------          ---------
                                                                                              $ 914,506          $ 623,817
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

                         TARRAGON REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                                         For the Three Months
                                                                                             Ended March 31,
                                                                                        --------------------------
                                                                                          2004              2003
                                                                                        --------          --------
Revenue
  Rentals .....................................................................         $ 24,489          $ 20,544
  Homebuilding sales ..........................................................           36,066             3,754
  Management fees and other (including $117 in 2004 and $95 in 2003 from
     affiliates) ..............................................................              192               108
                                                                                        --------          --------
                                                                                          60,747            24,406
                                                                                        --------          --------
Expenses
  Property operations .........................................................           12,786            10,699
  Costs of homebuilding  sales (including an inventory  write-down of $1,571 in
     2003) ....................................................................           29,503             5,325
  Depreciation ................................................................            5,485             4,499
  General and administrative
     Corporate ................................................................            4,024             3,282
     Property .................................................................            1,115               835
                                                                                        --------          --------
                                                                                          52,913            24,640
                                                                                        --------          --------

Other income and expenses
  Equity in income (loss) of partnerships and joint ventures ..................              787              (130)
  Minority interests in income of consolidated partnerships and joint ventures            (1,603)             (486)
  Interest income (including $232 in 2004 from affiliates) ....................              326               129
  Interest expense (including $2 in 2004 to affiliates) .......................           (6,154)           (8,554)
  Gain on sale of real estate .................................................              378             1,223
  Gain on disposition of other assets .........................................              377                --
                                                                                        --------          --------
Income (loss) from continuing operations ......................................            1,945            (8,052)
Discontinued operations
  Income from operations ......................................................               --                63
  Gain on sale of real estate .................................................               --             9,223
                                                                                        --------          --------
Net income ....................................................................            1,945             1,234
Dividends on cumulative preferred stock .......................................             (226)             (166)
                                                                                        --------          --------
Net income allocable to common stockholders ...................................         $  1,719          $  1,068
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

                         TARRAGON REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                                                    For the Three Months
                                                                                                       Ended March 31,
                                                                                            -------------------------------------
                                                                                                 2004                   2003
                                                                                            --------------         --------------
Earnings per common share
Income (loss) from continuing operations allocable to common stockholders .........         $          .12         $         (.56)
Discontinued operations ...........................................................                     --                    .63
                                                                                            --------------         --------------
Net income allocable to common stockholders .......................................         $          .12         $          .07
                                                                                            ==============         ==============

Weighted average shares of common stock used in computing earnings per common share             14,399,455             14,776,763
                                                                                            ==============         ==============

Earnings per common share - assuming dilution
Income (loss) from continuing operations allocable to common stockholders .........         $          .10         $         (.56)
Discontinued operations ...........................................................                     --                    .63
                                                                                            --------------         --------------
Net income allocable to common stockholders .......................................         $          .10         $          .07
                                                                                            ==============         ==============

Weighted average shares of common stock used in computing earnings per common
  share - assuming dilution .......................................................             16,691,078             14,776,763
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

                         TARRAGON REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                               For the Three Months
                                                                                                   Ended March 31,
                                                                                              --------------------------
                                                                                                2004              2003
                                                                                              --------          --------
Cash Flows from Operating Activities
  Net income ........................................................................         $  1,945          $  1,234
  Adjustments to reconcile net income to net cash provided by (used in) operating activities:
     Gain on sale of real estate ....................................................             (378)          (10,446)
     Gain on disposition of other assets ............................................             (377)               --
     Minority interests in income of consolidated partnerships and joint ventures ...            1,603               486
     Depreciation and amortization ..................................................            5,986             5,504
     Equity in (income) loss of partnerships and joint ventures .....................             (787)              130
     Costs of homebuilding sales ....................................................           29,503             5,325
     Purchase of homebuilding inventory .............................................           (3,384)               --
     Noncash compensation related to stock options ..................................              139               103
     Excess of homebuilding sales revenue over sales collected attributable to
       commissions and closing costs ................................................           (1,016)              (69)
     Homebuilding renovation and development costs paid .............................          (25,013)           (3,012)
     Noncash homebuilding sales recorded under percentage of completion method ......          (16,955)               --
     Changes in other assets and liabilities, net of effects of noncash investing and financing activities:
         Increase in interest receivable ............................................             (229)              (19)
         (Increase) decrease in other assets ........................................           (1,213)              466
         Decrease in other liabilities ..............................................           (2,908)           (2,164)
         Decrease in interest payable ...............................................             (891)             (110)
                                                                                              --------          --------
           Net cash used in operating activities ....................................          (13,975)           (2,572)

Cash Flows from Investing Activities
  Proceeds from the sale of real estate .............................................              510            13,585
  Property capital improvements .....................................................           (2,011)           (1,861)
  Real estate development costs .....................................................             (856)           (6,071)
  Earnest money deposits paid, net ..................................................             (627)             (469)
  Advances to partnerships and joint ventures for development costs or for the
     purchase of land for development ...............................................           (6,587)           (3,378)
  Net distributions related to property operations of partnerships and joint ventures            1,223             1,265
  Other .............................................................................              222              (265)
                                                                                              --------          --------
     Net cash provided by (used in) investing activities ............................           (8,126)            2,806

        The accompanying notes are an integral part of these Consolidated
                             Financial Statements.

                         TARRAGON REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                         For the Three Months
                                                                                             Ended March 31,
                                                                                      ----------------------------
                                                                                        2004               2003
                                                                                      ---------          ---------
Cash Flows from Financing Activities
  Proceeds from borrowings ..................................................         $  42,335          $  30,636
  Principal payments on notes payable .......................................           (21,748)           (27,372)
  Stock repurchases .........................................................                --               (395)
  Dividends to stockholders .................................................              (226)              (171)
  Proceeds from the exercise of stock options ...............................             2,746                 28
  Other .....................................................................               (80)               275
                                                                                      ---------          ---------
     Net cash provided by financing activities ..............................            23,027              3,001
                                                                                      ---------          ---------

Net increase in cash and cash equivalents ...................................               926              3,235
Cash and cash equivalents, beginning of period ..............................            21,626             18,023
                                                                                      ---------          ---------
Cash and cash equivalents, end of period ....................................         $  22,552          $  21,258
                                                                                      =========          =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid ...............................................................         $   6,662          $   8,354
                                                                                      =========          =========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Assets written off and liabilities released in connection with the sale of real estate:
     Real estate ............................................................         $     674          $  16,045
     Other assets ...........................................................                --                 52
     Notes and interest payable .............................................              (505)           (12,546)
     Other liabilities ......................................................               (37)              (412)
     Gain on sale ...........................................................               378             10,446
                                                                                      ---------          ---------
       Cash received ........................................................         $     510          $  13,585
                                                                                      =========          =========

Effect on assets and liabilities of the consolidation of four apartment communities and three homebuilding projects in 2004 and the deconsolidation of one apartment community in 2003:
     Real estate ............................................................         $  95,962          $ (16,377)
     Homebuilding inventory .................................................            99,882                 --
     Contracts receivable ...................................................            78,066                 --
     Investments in and advances to partnerships and joint ventures .........           (61,872)             2,549
     Restricted cash ........................................................            16,833                 --
     Other assets ...........................................................            13,550               (260)
     Cash acquired on consolidation .........................................                82                 --
     Notes and interest payable .............................................          (213,645)            13,424
     Other liabilities ......................................................           (22,693)               664
     Minority interest ......................................................            (6,165)                --
                                                                                      ---------          ---------
                                                                                      $      --          $      --
                                                                                      =========          =========

Liabilities that financed the purchase of homebuilding inventory ............         $  25,160          $      --
                                                                                      =========          =========


        The accompanying notes are an integral part of these Consolidated
                             Financial Statements.

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for the three month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2003. Dollar amounts in tables are in thousands. Certain balances for 2003 have been reclassified to conform to the 2004 presentation.

NOTE 2.  STOCK OPTION PLANS

In 2002, we adopted the fair value method defined in Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," in accounting for our stock option plans, where previously we applied the Accounting Principles Board's Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," and related Interpretations. We elected to apply it prospectively for all options granted or modified since the beginning of 2002, as allowed by SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." Because some awards under the plans vest over periods ranging from one to five years, the cost related to stock-based employee compensation included in the determination of net income for the three month periods ended March 31, 2004 and 2003, is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per common share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                                                           For The Three Months Ended
                                                                                                     March 31,
                                                                                      ---------------------------------------
                                                                                            2004                    2003
                                                                                      ---------------         ---------------
Net income allocable to common stockholders, as reported ....................         $         1,719         $         1,068
Add:
  Stock-based employee compensation expense included in reported net income .                     139                     103
Deduct:
  Total stock-based employee compensation expense determined under fair value
     based method for all awards ............................................                    (149)                   (166)
                                                                                      ---------------         ---------------
Pro forma net income allocable to common stockholders .......................         $         1,709         $         1,005
                                                                                      ===============         ===============

 Earnings per common share
  Net income allocable to common stockholders, as reported ..................         $           .12         $           .07
                                                                                      ===============         ===============
  Net income allocable to common stockholders, pro forma ....................         $           .12         $           .07
                                                                                      ===============         ===============

Earnings per common share - assuming dilution
  Net income allocable to common stockholders, as reported ..................         $           .10         $           .07
                                                                                      ===============         ===============
  Net income allocable to common stockholders, pro forma ....................         $           .10         $           .07
                                                                                      ===============         ===============

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 3.  VARIABLE INTEREST ENTITIES

In December 2003, the Financial Accounting Standards Board issued Interpretation 46-R ("FIN 46R"), "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin 51, "Consolidated Financial Statements." FIN 46R changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46R requires a variable interest entity ("VIE") to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE's activities or entitled to receive a majority of the entity's residual returns or both. Additionally, if the holders of equity at risk as a group do not have controlling financial interest, the entity may be defined as a VIE. Once an entity is determined to be a VIE, the primary beneficiary must consolidate the VIE into its financial statements.

We adopted the provisions of FIN 46R on January 1, 2004, and identified seven partnerships and joint ventures, over which we exercise significant influence but do not control, which qualified as VIEs and of which we are the primary beneficiary. These seven entities, previously accounted for using the equity method, have been consolidated in accordance with FIN 46R. Their assets and liabilities were recorded at carrying value. The seven entities consist of three limited partnerships engaged in homebuilding development and one partnership and three limited liability companies which own and operate rental apartment communities with 1,226 operating units. The consolidation of these seven entities increased assets by $255.7 million as of March 31, 2004. Gross revenue for the three month period ended March 31, 2004, includes rentals of $3.2 million and homebuilding sales of $17 million produced by these seven newly consolidated entities. One Las Olas is the most significant of the VIEs consolidated with $180.8 million in assets. For the three months ended March 31, 2004, the gross revenue of One Las Olas was $17 million. One Las Olas is a limited partnership currently developing Las Olas River House, a luxury high-rise condominium development in Ft. Lauderdale, FL.

NOTE 4.  INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES

Investments in and advances to partnerships and joint ventures consisted of the following at March 31, 2004:

                                                                                Profits           Carrying
                                                                               Interest            Amount
                                                                             --------------     ------------
601 Ninth Street Development, L.L.C.......................................        50%           $       624
801 Pennsylvania Avenue...................................................        50%                     4
900 Monroe Street Development, L.L.C......................................        50%                   263
Adams Street Development, L.L.C...........................................        40%                 4,680
Ansonia Apartments, L.P...................................................        70%                     -
Ansonia Liberty, L.L.C....................................................        90%                     -
Block 88 Development, L.L.C...............................................        40%                   618
Block 99/102 Development, L.L.C...........................................        40%                 2,531
Danforth Apartment Owners, L.L.C..........................................        99%                     7
Larchmont Associates, L.P.................................................        57%                 2,696
Merritt 8 Acquisitions, L.L.C.............................................        80%                 1,014
Merritt Stratford, L.L.C..................................................        50%                   497
Sacramento Nine...........................................................        70%                   418
Tarragon Calistoga, L.L.C.................................................        80%                   641
Tarragon Savannah I & II, L.L.C...........................................        99%                 2,404
Thirteenth Street Development, L.L.C......................................        50%                 9,206
Vineyard at Eagle Harbor, L.L.C...........................................        99%                     -
Warwick Grove Company, L.L.C..............................................        50%                 1,392
                                                                                                ------------
                                                                                                $    26,995
                                                                                                ============

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 4. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES
(Continued)

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

We have guaranteed $1.8 million of mortgages on two unconsolidated properties; $925,000 relates to a mortgage that matures in 2012, and $900,000 relates to a mortgage that matures in 2023. We also guaranteed a $5 million land loan that was repaid in April 2004. Additionally, we have guaranteed a $24 million construction loan, with a balance at March 31, 2004, of $8 million, on one unconsolidated property. We have recorded a liability of $550,000 in connection with one of these guarantees. Estimated fair values of other guarantees provided since January 1, 2003, are not significant.

Below are unaudited summarized financial data for our unconsolidated partnerships and joint ventures for the three month periods ended March 31, 2004 and 2003.

                                                            For the Three Months
                                                                Ended March 31,
                                                          --------------------------
                                                            2004              2003
                                                          --------          --------
Rental revenue ..................................         $  9,590          $ 10,858
Property operating expenses .....................           (5,060)           (5,883)
Interest expense ................................           (3,265)           (3,835)
Depreciation expense ............................           (1,702)           (2,289)
                                                          --------          --------
Net loss ........................................             (437)           (1,149)
Elimination of management fees paid to Tarragon .              360               378
                                                          --------          --------
Net loss before management fees paid to Tarragon          $    (77)         $   (771)
                                                          ========          ========

Equity in loss of partnerships and joint ventures         $    (46)         $   (538)
Cash distributions in excess of investment ......              833               408
                                                          --------          --------
                                                          $    787          $   (130)
                                                          ========          ========

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 5. EARNINGS PER COMMON SHARE

Earnings per common share have been computed based on the weighted average number of shares of common stock outstanding for the three month periods ended March 31, 2004 and 2003. Following is a reconciliation of the weighted average shares of common stock outstanding used in the computation of earnings per share and earnings per share - assuming dilution. The information presented for 2003 has been restated to give effect to the five-for-four stock split in January 2004.

                                                                 For the Three Months
                                                                     Ended March 31,
                                                              -----------------------------
                                                                 2004               2003
                                                              ----------         ----------
Weighted average shares of common stock outstanding .         14,399,455         14,776,763
Convertible preferred interest of minority partner in
  consolidated joint venture ........................            445,398                 --
Stock options .......................................          1,846,225                 --
                                                              ----------         ----------
Weighted average shares of common stock outstanding -
  assuming dilution .................................         16,691,078         14,776,763
                                                              ==========         ==========


On a weighted average basis, options to purchase 3,614,564 shares of common stock at a price of $5.66 were outstanding during the three months ended March 31, 2003. Their effect is not reflected in the computation of weighted average shares of common stock outstanding - assuming dilution because their effect is antidilutive due to a loss from continuing operations allocable to common stockholders during this period. During both periods presented, the exercise prices of all options were less than the market prices of the common stock.

The convertible preferred interest of minority partner in consolidated joint venture represents the preferred interest of Mr. Robert Rohdie in a joint venture we consolidate. For the three months ended March 31, 2003, his interest was convertible into 445,398 shares. However, its effect is not reflected in weighted average shares of common stock outstanding - assuming dilution because its effect is antidilutive due to a loss from continuing operations allocable to common stockholders during this period.

NOTE 6.  SEGMENT REPORTING

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

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 6.  SEGMENT REPORTING (Continued)

Homebuilding. For-sale assets in this division include luxury mid-rise and high-rise condominiums and townhouses under development and existing apartment communities under conversion to condominiums. They also include single-family home sites for sale to homebuilders. Communities under development and/or being marketed for sale at March 31, 2004, include the following.

                                                                 Number of
                                                                 Remaining
                                                               Homes or Home
       Community                         Location                  Sites            Description
  ------------------------------------ ---------------------- ---------------- -------------------------------------------------
  Consolidated communities
    5600 Collins Avenue............    Miami Beach, FL                6        Condominium conversion
    Alexandria Place...............    Apopka, FL                    87        Single-family home site development
    Alexandria Pointe..............    Deland, FL                   123        Single-family home site development
    Alta Mar.......................    Ft. Meyers, FL               131        Mid-rise luxury condominium development
    Las Olas River House...........    Ft. Lauderdale, FL           287 (a)    High-rise luxury condominium development
    Metropolitan...................    Sarasota, FL                 124        High-rise luxury condominium development
    Pine Crest Village I...........    Ft. Lauderdale, FL            10        Condominium conversion
    Pine Crest Village II..........    Ft. Lauderdale, FL           116        Condominium conversion
    Smoky Mountain Ridge...........    Pigeon Forge, TN             188        Cabin site development
    Southridge Pointe..............    Deland, FL                    29        Single-family home site development
    Tuscany on the Intracoastal....    Boynton Beach, FL            231        Condominium conversion
    Venetian Bay Village II........    Kissimmee, FL                136        Townhome vacation community
    Venetian Bay Village III.......    Kissimmee, FL                144        Townhome vacation community
    Waterstreet at Celebration.....    Celebration, FL              231        Condominium conversion
    Wekiva Crest...................    Apopka, FL                    21        Single-family home site development
    Woods of Lake Helen............    Lake Helen, FL               105        Single-family home site development
    Woods of Southridge............    Deland, FL                    17        Single-family home site development
                                                              ----------------
                                                                  1,986
                                                              ----------------
  Unconsolidated communities
    Warwick Grove..................    Warwick, NY                  214        Traditional new development - flats, townhomes,
                                                                               and condominiums
    XII Hundred Grand..............    Hoboken, NJ                  159        Mid-rise luxury condominium development
    XIII Hundred Grand.............    Hoboken, NJ                  118        Mid-rise luxury condominium development
                                                              ----------------
                                                                    491
                                                              ----------------
                                                                  2,477
                                                              ================

-------------
(a) We have recognized revenue for sales of 191 homes under the percentage of completion method as of March 31, 2004.

Also included in the Homebuilding Division are rental communities under development or in initial lease-up, existing rental communities under renovation or reposition, and land held for development or sale. The Homebuilding Division has 512 apartments in two rental communities.

We measure the performance of our Homebuilding Division primarily by gross profit from home sales. Intercompany sales, which represent the transfer of properties from the Homebuilding Division to the Investment Division, are also included in the following operating statement for 2003 for the Homebuilding Division. The sale prices for these properties were their estimated fair market values as of the date of transfer, and the cost of sales was their net carrying values as of the same date. Gains on transfers of assets between segments do not represent gains recognizable in accordance with GAAP and, accordingly, are eliminated for

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 6.  SEGMENT REPORTING (Continued)

purposes of consolidated reporting. Beginning in 2004, properties are transferred between divisions at cost, and we do not report intercompany sales.

Investment. This division includes properties with stabilized operations. We consider a property stabilized when development or renovation is substantially complete and recurring operating income exceeds operating expenses and debt service. The Investment Division has 9,965 consolidated stabilized apartments and 3,868 stabilized apartments owned through unconsolidated partnerships and joint ventures. It also has consolidated commercial properties with 1.1 million square feet and commercial properties owned through unconsolidated partnerships and joint ventures with 267,022 square feet.

We use net operating income (rental revenue less property operating expenses) to measure the performance of our Investment Division.

We allocate our general and administrative expenses between the segments based on the functions of the corporate departments. We allocate other corporate items, including interest income, management fee and other revenue, and minority interests in income of consolidated partnerships and joint ventures that are not directly associated with one of our divisions in the same proportions as general and administrative expenses are allocated.

Following are operating statements and identifiable assets for our two divisions and net operating income for our Investment Division.

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 6.  SEGMENT REPORTING (Continued)

                                                                       HOMEBUILDING DIVISION
                                                                        Operating Statements
                                                                For the Three Months Ended March 31,
                                                       -------------------------------------------------------
                                                                 2004                         2003
                                                       --------------------------  ---------------------------
Homebuilding sales..................................   $     36,066    100%        $       3,754      100%
Intercompany sales..................................              -      -                30,709      100%
                                                       --------------------------  ---------------------------
                                                             36,066    100%               34,463      100%

Costs of homebuilding sales.........................        (29,503)   (82%)              (5,325)    (142%)
Costs of intercompany sales.........................              -      -               (24,187)     (79%)
                                                       --------------------------  ---------------------------
                                                            (29,503)   (82%)             (29,512)     (86%)

Gross profit (loss) on homebuilding sales...........          6,563     18%               (1,571)     (42%)
Gross profit from intercompany sales................              -      -                 6,522       21%
                                                       --------------------------  ---------------------------
                                                              6,563     18%                4,951       14%
Minority interests in homebuilding sales of
  consolidated partnerships and joint ventures......         (1,078)    (3%)                   -        -
Outside partners' interests in intercompany sales of
  unconsolidated partnerships and joint ventures....              -      -                  (977)      (3%)
Additional costs attributable to profits recognized
  by the Investment Division on intercompany sales..           (422)    (1%)                   -        -
                                                       --------------------------  ---------------------------
                                                              5,063     14%                3,974       12%
Other income and expenses:
 Net loss from property operations..................           (431)    (1%)              (1,318)      (4%)
 General and administrative expenses................         (3,373)    (9%)              (2,581)      (7%)
 Other corporate items..............................            608      2%                  148        -
 Gain on sale of real estate, net of minority
   interest.........................................            350      1%                    -        -
 Prepayment penalty on early retirement of debt in
   connection with condominium conversion...........              -      -                (3,117)      (9%)
                                                       --------------------------  ---------------------------
Net income (loss)...................................   $      2,217      6%        $      (2,894)      (8%)
                                                       ==========================  ===========================

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 6.  SEGMENT REPORTING (Continued)

                                                                         HOMEBUILDING DIVISION
                                                                             Balance Sheets
                                                                    March 31,              December 31,
                                                              ---------------------------------------------
                                                                      2004                    2003
                                                              ----------------------   --------------------
Assets
Real estate held for investment.............................  $         32,414         $         32,166
Homebuilding inventory......................................           232,229                  104,454
Contracts receivable........................................            91,631                        -
Investments in partnerships and joint ventures..............            19,860                   77,242
Cash........................................................            20,501                   19,365
Restricted cash.............................................            19,281                    1,042
Other assets................................................            19,362         $          5,746
                                                              ----------------------   --------------------
                                                              $        435,278         $        240,015
                                                              ======================   ====================

Liabilities and Equity

Notes and interest payable..................................  $        245,248         $         65,912
Advances from Investment Division...........................            10,228                   24,751
Other liabilities...........................................            32,827                   11,969
                                                              ----------------------   --------------------
                                                                       288,303                  102,632
                                                              ----------------------   --------------------

Minority interest...........................................             9,704                    1,824
Equity......................................................           137,271                  135,559
                                                              ----------------------   --------------------
                                                              $        435,278         $        240,015
                                                              ======================   ====================

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6.  SEGMENT REPORTING (Continued)

                                                                            INVESTMENT DIVISION
                                                                            Operating Statements
                                                                    For the Three Months Ended March 31,
                                                                 -------------------------------------------
                                                                        2004                   2003
                                                                 --------------------   --------------------

Rental revenue..............................................    $      33,275          $       30,101
Property operating expenses.................................          (17,137)                (15,334)
                                                                 --------------------   --------------------
Net operating income........................................           16,138                  14,767

Net gain on sale of real estate.............................                -                   9,157
Distributions from unconsolidated partnerships and joint
   ventures in excess of investment.........................              833                     408
Minority interests in income of consolidated partnerships
   and joint ventures.......................................             (458)                   (399)
Elimination of management fees paid to Tarragon by
   unconsolidated partnerships and joint ventures...........              360                     342
Outside partners' interests in losses of unconsolidated
  partnerships and joint ventures...........................               90                      80
General and administrative expenses.........................           (1,766)                 (1,536)
Other corporate items.......................................              287                      89
Interest expense............................................           (9,188)                 (8,305)
Depreciation expense........................................           (7,736)                 (6,861)
                                                                 --------------------   --------------------
Net income (loss)...........................................     $     (1,440)         $        7,742
                                                                 ====================   ====================


                                                                          INVESTMENT DIVISION
                                                                             Balance Sheets
                                                                    March 31,             December 31,
                                                              ---------------------------------------------
                                                                      2004                    2003
                                                              ----------------------   --------------------
Assets
Real estate held for investment.............................  $        499,371         $        395,507
Investments in partnerships and joint ventures..............            43,942                   50,677
Cash........................................................             2,051                    2,261
Restricted cash.............................................             4,847                    5,531
Other assets................................................            13,267                   13,088
Advances to Homebuilding Division...........................            10,228         $         24,751
                                                              ----------------------   --------------------
                                                              $        573,706         $        491,815
                                                              ======================   ====================
Liabilities and Equity
Notes and interest payable..................................  $        486,408         $        405,350
Other liabilities...........................................            12,238                   14,917
                                                              ----------------------   --------------------
                                                                       498,646                  420,267
                                                              ----------------------   --------------------

Minority interest...........................................            24,152                   20,517
Equity......................................................            50,908                   51,031
                                                              ----------------------   --------------------
                                                              $        573,706         $        491,815
                                                              ======================   ====================

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6.  SEGMENT REPORTING (Continued)

                                                                              For the Three Months Ended March 31,
                                                                -----------------------------------------------------------------
                                                                           2004                                   2003
                                                                ---------------------------           ---------------------------
Summary of investment division net operating income:
Rental revenue
  Same store stabilized apartment communities .........         $ 25,102                100%          $ 24,202                100%
  Apartment communities stabilized during period ......            4,282                100%                --                 --
  Apartment communities targeted for reposition in 2003               --                 --                917                100%
  Apartment communities sold during period ............               --                 --              1,332                100%
  Commercial properties ...............................            3,891                100%             3,650                100%
                                                                --------           --------           --------           --------
                                                                  33,275                100%            30,101                100%
Property operating expenses
  Same store stabilized apartment communities .........          (12,711)               (51%)          (12,117)               (50%)
  Apartment communities stabilized during period ......           (2,419)               (56%)               --                 --
  Apartment communities targeted for reposition in 2003               --                 --               (777)               (85%)
  Apartment communities sold during period ............               --                 --               (764)               (57%)
  Commercial properties ...............................           (2,007)               (52%)           (1,676)               (46%)
                                                                --------           --------           --------           --------
                                                                 (17,137)               (52%)          (15,334)               (51%)
Net operating income
  Same store stabilized apartment communities .........           12,391                 49%            12,085                 50%
  Apartment communities stabilized during period ......            1,863                 44%                --                 --
  Apartment communities targeted for reposition in 2003               --                 --                140                 15%
  Apartment communities sold during period ............               --                 --                568                 43%
  Commercial properties ...............................            1,884                 48%             1,974                 54%
                                                                --------           --------           --------           --------
                                                                $ 16,138                 48%          $ 14,767                 49%
                                                                ========           ========           ========           ========

                         TARRAGON REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6.  SEGMENT REPORTING (Continued)

                                                                                    For the Three Months Ended
                                                                                             March 31,
                                                                                    --------------------------
                                                                                      2004              2003
                                                                                    --------          --------
Reconciliation of divisional revenues to consolidated revenue:
Homebuilding division total revenue .......................................         $ 36,066          $ 34,463
Investment division rental revenue ........................................           33,275            30,101
                                                                                    --------          --------
                                                                                      69,341            64,564
Less homebuilding revenue from intercompany sales .........................               --           (30,709)
Less investment division rental revenue presented in discontinued
   operations .............................................................               --            (1,405)
Add management fee and other revenue included in other corporate items ....              192               108
Add rental revenues from homebuilding properties presented in net loss
   from property operations ...............................................              804             2,706
Less rental revenues of unconsolidated partnerships and joint ventures ....           (9,590)          (10,858)
                                                                                    --------          --------
Consolidated total revenue ................................................         $ 60,747          $ 24,406
                                                                                    ========          ========

Reconciliation of divisional net income to consolidated net income:
Homebuilding division net income (loss) ...................................         $  2,217          $ (2,894)
Less homebuilding division profit from intercompany sales .................               --            (5,545)
Add additional costs attributable to profits recognized by investment
   division on intercompany sales .........................................              422                --
Add depreciation on higher basis resulting from intercompany sales ........               30                 7
                                                                                    --------          --------
Homebuilding division contribution to consolidated net income .............            2,669            (8,432)
                                                                                    --------          --------

Investment division net income (loss) .....................................           (1,440)            7,742
Add reduction to investment division gain on sale of real estate for profit
   previously recognized by homebuilding division .........................               --             1,289
Add depreciation on higher basis resulting from intercompany sales ........              716               635
                                                                                    --------          --------
Investment division contribution to consolidated net income ...............             (724)            9,666
                                                                                    --------          --------
Consolidated net income ...................................................         $  1,945          $  1,234
                                                                                    ========          ========

                                                                                 March 31,           December 31,
                                                                                -----------          -----------
                                                                                   2004                 2003
                                                                                -----------          -----------
Reconciliation of divisional total assets to consolidated total assets:
Homebuilding division total assets ....................................         $   435,278          $   240,015
Investment division total assets ......................................             573,706              491,815
                                                                                -----------          -----------
                                                                                  1,008,984              731,830
Less intercompany advances ............................................             (10,228)             (24,751)
Less higher basis resulting from intercompany sales ...................             (86,941)             (85,953)
Add goodwill ..........................................................               2,691                2,691
                                                                                -----------          -----------
Consolidated total assets .............................................         $   914,506          $   623,817
                                                                                ===========          ===========

                         TARRAGON REALTY INVESTORS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 7.  INCOME TAXES

No current or deferred income tax expense has been recognized for the three month period ended March 31, 2004, due to the expected application of net operating loss carryforwards. At December 31, 2003, Tarragon had Federal net operating loss carryforwards of approximately $71.2 million. At March 31, 2004, Tarragon's net deferred tax assets were approximately $9.2 million and had a valuation allowance of the same amount.

NOTE 8.  DISCONTINUED OPERATIONS

In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," operating results for properties for which we implemented plans of disposals after the adoption of this statement have been reported in discontinued operations. Discontinued operations for the three month period ended March 31, 2003, include the operations of seven properties sold during 2003. Total revenues for these properties for the three month period ended March 31, 2003, were $1.4 million. The operations of these properties were previously reported in the Investment Division.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

Tarragon is not aware of any liability relating to federal, state, and local environmental laws, ordinances, and regulations that would have a material adverse effect on our business, financial position, or results of operations. However, in April 2003, in connection with the condominium conversion of Pine Crest Village at Victoria Park, a contractor for Tarragon may have inadvertently disturbed asbestos-containing materials. Such actions are currently under investigation by the Environmental Protection Agency and may result in civil and/or criminal proceedings under applicable law. The extent of any resulting liability is unknown at this time. We have incurred legal and other professional fees and costs of relocating residents in connection with this matter totaling $326,000 to date. Remediation has been completed at a total cost of $800,000.

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

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Preparation of these financial statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. We have identified certain accounting policies that we consider critical to understanding our business and our results of operations, and we have provided below additional information on those policies.

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

Investments in Joint Ventures Accounted for Using the Equity Method

We use the equity method to account for investments in partnerships and joint ventures over which we exercise significant influence but do not control, except for those required to be consolidated under FIN 46R. Under the equity method, our initial investments are increased by our proportionate share of the partnerships' operating income and additional advances and decreased by our proportionate share of the partnerships' operating losses and distributions received. Our interest in intercompany transactions is eliminated.

We determine Tarragon's proportionate share of the profits or losses of the partnerships and joint ventures consistent with the allocation of cash distributions in accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position ("SOP") 78-9, "Accounting for Investments in Real Estate Ventures."

We have investments in 18 partnerships or joint ventures in which we hold noncontrolling interest or our outside partners have significant participating rights, as defined by the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force in its 96-16 Abstract, or important rights, as defined by SOP 78-9. The net effect of not consolidating these joint ventures has been to reduce consolidated total assets, total liabilities, and gross revenues and expenses but has had no effect on reported net income or loss except in instances where we have received distributions from a joint venture in excess of our investment in the joint venture, with the excess recorded as income.

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

Interest income and management fee revenue are recognized when earned. Revenue from long term laundry and cable service contracts is deferred and amortized to income on the straight-line method over the terms of the contracts.

Gains on sales of real estate are recognized when and to the extent permitted by SFAS No. 66 - "Accounting for Sales of Real Estate." Until the requirements of SFAS No. 66 for full profit recognition have been met, transactions are accounted for using the deposit, installment, cost recovery, or financial method, whichever is appropriate.

Recent Accounting Pronouncements

In December 2003, the FASB issued Interpretation 46-R, "Consolidation of Variable Interest Entities" (FIN 46R). FIN 46R clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements," for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46R are required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. We adopted the provisions of FIN 46R in the first quarter of 2004 and, as a result, consolidated seven variable interest entities. See NOTE 3. Variable Interest Entities in the Notes to Consolidated Financial Statements for further discussion.

Environmental Matters

Under federal, state, and local environmental laws, ordinances, and regulations, Tarragon may be liable for removal or remediation costs, as well as other costs (such as fines or injuries to persons and property) where our employees may have arranged for removal, disposal, or treatment of hazardous or toxic substances. In addition, environmental laws impose liability for release of asbestos-containing materials into the air, and third parties can seek recovery from Tarragon for personal injury associated with those materials. We are not aware of any liability relating to these matters that would have a material adverse effect on our business, financial position, or results of operations. However, there is a matter involving the alleged release of asbestos-containing materials at one of our condominium conversion projects, as described in Part II, Item 1. "LEGAL PROCEEDINGS." As of this date, we are unable to determine the outcome of this matter and whether it will have a material impact on our financial statements. We have incurred legal and other professional fees and costs of relocating residents in connection with this matter totaling $326,000 to date. Remediation has been completed at a total cost of $800,000.

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

Proceeds from borrowings are expected to continue to be a key source of cash for Tarragon. During the remainder of 2004, we expect to generate net proceeds from mortgage borrowings or other financing transactions on consolidated and unconsolidated properties of $17.1 million. We have a $20 million unsecured line of credit with affiliates of William S. Friedman, our President and Chief Executive Officer and Chairman of our Board of Directors. Advances under the line of credit accrue interest at the lower of 100 basis points over the thirty day LIBOR or the lowest rate offered in writing to Tarragon for an unsecured loan by an institutional lender. Payments of interest only are due on demand, but no more frequently than monthly, and all outstanding principal and interest are due at maturity in January 2006. All of these funds are available to us as of March 31, 2004, as there was no outstanding balance. We also have lines of credit with two banks. One is a $16.8 million line of credit, of which $4.7 million is currently available, secured by mortgages on five properties and Tarragon common stock. Payment terms are interest only monthly at 175 basis points over the thirty day LIBOR, with the outstanding balance due at maturity of June 2005. The other is a fully utilized $2 million line of credit secured by Tarragon common stock. Payment terms are interest only monthly at 240 basis points over the thirty day LIBOR, with the outstanding balance due at maturity of May 2004.

Proceeds from sales of properties are also expected to continue to be a key source of cash for Tarragon. We expect to generate $23.8 million in net proceeds from the sale of consolidated Investment Division properties during the remainder of 2004.

Principal payments on mortgages totaling $46.6 million come due during the remainder of 2004, including $42.9 million of balloon payments. We intend to extend the loans or pay them off largely through refinancings and home sales. We believe we can arrange such new financing as may be needed to repay maturing loans.


We have guaranteed $1.8 million of mortgages on two unconsolidated properties; $925,000 relates to a mortgage that matures in 2012, and $900,000 relates to a mortgage that matures in 2023. We also guaranteed a $5 million land loan that was repaid in April 2004 in connection with closing a construction loan. Additionally, we have guaranteed a $24 million construction loan, with a balance at March 31, 2004, of $8 million, on one unconsolidated property.

Sources and Uses of Cash

The following table presents major sources and uses of cash for the three month periods ended March 31, 2004 and 2003.

                                                                                For Three Months Ended
                                                                                      March 31,
                                                                              --------------------------
                                                                                2004              2003
                                                                              --------          --------
Sources of cash:
   Net cash flow from property operations ...........................         $  2,958          $  2,510
   Net proceeds from the sale of real estate
     Investment Division ............................................               --            13,585
     Homebuilding Division ..........................................              510                --
   Net proceeds (payments) related to financings and other borrowings
     Investment Division ............................................            4,643                --
     Lines of credit ................................................            1,645            (2,928)
   Net proceeds from home sales .....................................              683             3,685
   Other:
     Proceeds from the disposition of other assets ..................              377                --
     Proceeds from the exercise of stock options ....................            2,746                28
     Other ..........................................................              151               131
                                                                              --------          --------
        Total sources of cash .......................................           13,713            17,011
                                                                              --------          --------

Uses of cash:
   Purchase of homebuilding inventory or land for development .......           (4,011)             (469)
   Development and renovation costs (net of borrowings) .............            6,393            (3,181)
   Advances to partnerships and joint ventures for homebuilding
     activities .....................................................           (6,587)           (3,378)
                                                                              --------          --------
        Cash used in homebuilding activities ........................           (4,205)           (7,028)
                                                                              --------          --------

   Property capital improvements ....................................           (2,011)           (1,861)
   Other:
     Stock repurchases ..............................................               --              (395)
     General and administrative expenses paid .......................           (6,345)           (4,321)
     Dividends to stockholders ......................................             (226)             (171)
                                                                              --------          --------
        Total uses of cash ..........................................          (12,787)          (13,776)
                                                                              --------          --------
Net sources of cash .................................................         $    926          $  3,235
                                                                              ========          ========

Common Stock Repurchase Program

The Board of Directors has authorized a common stock repurchase program. Since the beginning of 2001, we have repurchased almost 900,000 shares of our common stock because we believe the fair market value of our net assets per share is substantially greater than the market price of our common stock. However, we expect to repurchase fewer shares of our common stock during 2004 than we have in the past three years. As of March 31, 2004, Tarragon had authority to repurchase an additional 854,302 common shares.

Homebuilding Sales and Development

The following table summarizes homebuilding sales and development activities for the three month periods ended March 31, 2004 and 2003.

                                                 Three Months Ended
                                                      March 31,
                                              --------------------------
                                                2004              2003
                                              --------          --------

Aggregate sales collected ...........         $ 18,095          $  3,685
Mortgage payments ...................          (17,412)               --
                                              --------          --------
Net cash proceeds ...................              683             3,685
Renovation and development costs paid          (25,013)           (3,012)
Proceeds from borrowings ............           33,014                --
                                              --------          --------
Net cash received ...................         $  8,684          $    673
                                              ========          ========


Proceeds from borrowings in 2004 include a $12 million special advance under the Pine Crest condominium conversion loan that will be repaid from future home sale proceeds.

Results of Operations

Consolidated Properties

At March 31, 2004, our consolidated apartment communities included 10,477 operating units, and our consolidated commercial properties had an aggregate 1.1 million square feet. The following table summarizes aggregate property level revenues and expenses for all of our consolidated properties for the three month periods ended March 31, 2004 and 2003.

                                           Three Months Ended March 31,
                                  --------------------------------------------
                                    2004              2003            Change
                                  --------          --------          --------
Rental revenue ............       $ 24,489          $ 20,544          $  3,945
Property operating expenses        (12,786)          (10,699)           (2,087)
                                  --------          --------          --------
Net operating income ......         11,703             9,845             1,858
Interest expense ..........         (5,855)           (8,282)            2,427
Depreciation expense ......         (5,485)           (4,499)             (986)
                                  --------          --------          --------
                                  $    363          $ (2,936)         $  3,299
                                  ========          ========          ========

The following table presents the impact on property level revenues and expenses of the operations of recently completed properties in lease-up, properties undergoing conversion to condominiums for sale, and properties consolidated for the three month periods ended March 31, 2004 and 2003.

                                 Properties       Properties in     Condominium         Other
                               Consolidated (a)    Lease-up (b)     Conversions        Changes           Total
                               ----------------    ------------     -----------        -------           -----
Rental revenue ............         $ 3,226          $   818          $  (338)         $   239          $ 3,945
Property operating expenses          (1,451)            (329)             177             (484)          (2,087)
                                    -------          -------          -------          -------          -------
Net operating income (loss)           1,775              489             (161)            (245)           1,858
Interest expense ..........            (854)            (176)           3,500              (43)           2,427
Depreciation expense ......            (726)            (147)              --             (113)            (986)
                                    -------          -------          -------          -------          -------
                                    $   195          $   166          $ 3,339          $  (401)         $ 3,299
                                    =======          =======          =======          =======          =======


---------------------
(a) Includes four apartment communities owned by four joint ventures consolidated on January 1, 2004, in connection with the adoption of the provisions of FIN 46R.

(b) Includes two recently completed apartment communities that were in lease-up during one or both periods presented.

The decrease in interest expense for Condominium Conversions is the result of prepayment penalties totaling $3.1 million and $241,000 of deferred financing expenses written off upon the early payoff of two mortgages secured by Pine Crest Apartments in the first quarter of 2003. The mortgages were paid off in connection with the closing of a $25 million loan to finance the condominium conversion of this property.

Unconsolidated Partnerships and Joint Ventures

The following table summarizes the components of equity in income (loss) of unconsolidated partnerships and joint ventures for the three month periods ended March 31, 2004 and 2003.

                                                                                       Three Months Ended March 31,
                                                                            ----------------------------------------------------
                                                                                2004               2003              Change
                                                                            --------------     --------------     --------------
Rental revenue.....................................................         $    9,590         $    10,858        $  (1,268)
Property operating expenses........................................             (5,060)             (5,883)             823
                                                                            --------------     --------------     --------------
Net operating income...............................................              4,530               4,975             (445)
Interest expense...................................................             (3,265)             (3,835)             570
Depreciation expense...............................................             (1,702)             (2,289)             587
                                                                            --------------     --------------     --------------
                                                                                  (437)             (1,149)             712
                                                                            --------------     --------------     --------------
Elimination of management fees paid to Tarragon....................                360                 378              (18)
Outside partners' interests in loss................................                 31                 233             (202)
Distributions in excess of investment..............................                833                 408              425
                                                                            --------------     --------------     --------------
Equity in income (loss) of partnerships and joint ventures.........         $      787         $      (130)       $     917
                                                                            ==============     ==============     ==============


The following table presents the effect of properties consolidated in 2004 on aggregate joint ventures' property level revenues and expenses.

                                  Properties
                                 Consolidated
                                  in 2004 (a)     Other Changes        Total
                                  -----------     -------------        -----
Rental revenue ............         $(1,762)         $   494          $(1,268)
Property operating expenses           1,138             (315)             823
                                    -------          -------          -------
Net operating income ......            (624)             179             (445)
Interest expense ..........             712             (142)             570
Depreciation expense ......             617              (30)             587
                                    -------          -------          -------
                                    $   705          $     7          $   712
                                    =======          =======          =======

--------------------
(a) Includes four apartment communities consolidated as of January 1, 2004, in connection with our adoption of the provisions of FIN 46R.

General and Administrative Expenses

Corporate general and administrative expenses increased $742,000 for the first quarter of 2004 compared to the first quarter of 2003 primarily due to homebuilding-related personnel additions and compensation increases.

Property general and administrative expenses increased $280,000 for the first quarter of 2004 compared to the first quarter of 2003 primarily due to property management personnel additions and salary increases.

Segment Operating Results

Homebuilding Division

The following table summarizes homebuilding sales in units and revenues and gross profit in both dollars and as a percentage of sales. Units sold represent units closed except where we have recorded sales revenue under the percentage of completion method.

                                                                  For the Three Months Ended March 31,
                                                               -----------------------------------------
                                                                   2004                        2003
                                                               -------------                ------------
Number of units sold
  5600 Collins Avenue..................................                 -                           12
  Las Olas River House (a).............................                 5                            -
  Pine Crest Village I.................................                 7                            -
  Tuscany on the Intracoastal..........................                49                            -
  Single-family home sites.............................                24                            -
  Smoky Mountain Ridge.................................                 2                            -
  Venetian Bay Village I...............................                29                            -
                                                               -------------                ------------
     Aggregate number of units sold....................               116                           12
                                                               =============                ============

Homebuilding sales revenue
  5600 Collins Avenue..................................        $        -                   $    3,754
  Las Olas River House (a).............................            16,955                            -
  Pine Crest Village I.................................             2,010                            -
  Tuscany on the Intracoastal..........................            11,489                            -
  Single-family home sites.............................               987                            -
  Smoky Mountain Ridge.................................               429                            -
  Venetian Bay Village I...............................             4,196                            -
                                                               -------------                ------------
     Aggregate sales...................................        $   36,066                   $    3,754
                                                               =============                ============

Gross profit (loss) on homebuilding sales
  5600 Collins Avenue..................................        $        -         -         $   (1,571)     (42%)
  Las Olas River House (a).............................             3,191        19%                 -        -
  Pine Crest Village I.................................               731        36%                 -        -
  Tuscany on the Intracoastal..........................             2,074        18%                 -        -
  Single-family home sites.............................                29         3%                 -        -
  Smoky Mountain Ridge.................................                 -         -                  -        -
  Venetian Bay Village I...............................               538        13%                 -        -
                                                               ------------- -----------    ------------ -----------
     Gross profit (loss)...............................        $    6,563        18%        $   (1,571)     (42%)
                                                               ============= ===========    ============ ===========


-------------------------
(a) Sales represent revenues recognized under the percentage of completion method. At March 31, 2004, sales under firm contracts were $138 million, and construction was 83% complete. Through December 31, 2003, this was an unconsolidated project. Beginning January 1, 2004, Las Olas is being reported as a consolidated project in connection with the adoption of the provisions of FIN 46R.

The following table summarizes back-log for our for-sale communities with active sales as of March 31, 2004.

                                                                         Backlog (1)                      Unsold Inventory
                                                              ------------------------------    ----------------------------------
                                              Number of         Number of        Aggregate          Number            Estimated
                                            Remaining Homes     Homes or         Contract         of Homes or         Remaining
                                             or Home Sites     Home Sites         Prices          Home Sites          Sell-Out
                                             -------------    --------------    ------------    ----------------    --------------
Consolidated communities
   5600 Collins Avenue....................           6               2          $     1,150            4            $     3,300
   Alexandria Place.......................          87              87                3,492            -                      -
   Alexandria Pointe......................         123             123                4,757            -                      -
   Alta Mar...............................         131              25                8,057          106                 36,000
   Las Olas River House (2) ..............         287             195              141,871           92                125,400
   Metropolitan...........................         124               -                    -          124                299,500
   Pine Crest Village I...................          10               5                1,305            5                  1,500
   Pine Crest Village II..................         116              90               19,749           26                  8,300
   Smoky Mountain Ridge...................         188               7                1,528          181                 17,100
   Southridge Pointe......................          29              29                1,761            -                      -
   Tuscany on the Intracoastal............         231              37                8,237          194                 50,800
   Venetian Bay Village II................         136             129               19,183            7                  1,100
   Venetian Bay Village III...............         144             106               16,601           38                  6,100
   Waterstreet at Celebration.............         231               -                    -          231                 43,000
   Wekiva Crest...........................          21              21                1,157            -                      -
   Woods of Lake Helen....................         105             105                4,008            -                      -
   Woods of Southridge....................          17              17                1,032            -                      -
Unconsolidated communities (3)
   XII Hundred Grand......................         159               -                    -          159                 63,600
   XIII Hundred Grand.....................         118               -                    -          118                 44,100
                                             -------------    --------------    ------------    ----------------    --------------
                                                 2,263             978          $   233,888        1,285            $   699,800
                                             =============    ==============    ============    ================    ==============


------------------------
(1)      Homes or home sites sold, but not yet closed.

(2) One Las Olas, the partnership that owns this community, has recognized revenue of $114.5 million for sales of 191 homes under the percentage of completion method as of March 31, 2004.

(3)      Tarragon has profits interests of 50% in these projects.

Investment Division

Tarragon measures the performance of its Investment Division primarily by net operating income (rental revenue less property operating expenses). The Investment Division reported net operating income of $16.1 million for the three months ended March 31, 2004, and $14.8 million for the three months ended March 31, 2003. Net operating income as a percentage of rental revenue was 48.5% for the three months ended March 31, 2004, and 49.1% for the three months ended March 31, 2003. The following table presents net operating income for our 54 same store Investment Division apartment communities with 11,599 units (consolidated and unconsolidated) and the six (five consolidated and one unconsolidated) apartment communities stabilized and moved to the Investment Division since March 31, 2003. Prior to their stabilization, the operating results of these six properties were included in the Homebuilding Division.

                                                                   For the Three Months
                                                                       Ended March 31,
                                                                 ---------------------------
                                                                   2004               2003
                                                                 --------           --------
Same store stabilized apartment communities:
  Rental revenue .......................................         $ 25,102           $ 24,202
  Property operating expenses ..........................          (12,711)           (12,117)
                                                                 --------           --------
     Net operating income ..............................         $ 12,391           $ 12,085
                                                                 ========           ========

  Net operating income as a percentage of rental revenue             49.4%              49.9%
  Average monthly rental revenue per unit ..............         $    721           $    696

Apartment communities stabilized during period:
  Rental revenue .......................................         $  4,282           $     --
  Property operating expenses ..........................           (2,419)                --
                                                                 --------           --------
     Net operating income ..............................         $  1,863           $     --
                                                                 ========           ========

Net operating income for our 54 same store stabilized apartment communities increased $306,000, or 2.5 %, in the first quarter of 2004 compared to the first quarter of 2003. This increase was mostly due to a 3.7% increase in rental revenues, which was partially offset by a 4.9% increase in property operating expenses. The ratio of net operating income to rental revenue for these properties decreased .5 % in the first quarter of 2004 compared to the first quarter of 2003. Increased property operating expenses included personnel, landscaping, and other costs incurred in connection with leasing efforts in highly competitive rental markets.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Tarragon is exposed to market risk from changes in interest rates that may adversely affect our financial position, results of operations, and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage such exposure through our regular operating and financing activities. We do not trade or speculate in financial instruments. There have been no material changes to Tarragon's market risk since December 31, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed as of the end of the period covered by this Form 10-Q, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective at March 31, 2004, to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company's internal controls over financial reporting during the quarter ended March 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In April 2003, in connection with the condominium conversion of Pine Crest Village at Victoria Park, a contractor for Tarragon may have inadvertently disturbed asbestos-containing materials. Such actions are currently under investigation by the Environmental Protection Agency and may result in civil and/or criminal proceedings under applicable law. The extent of any resulting liability is unknown at this time. We have incurred legal and other professional fees and costs of relocating residents in connection with this matter totaling $326,000 to date. Remediation has been completed at a total cost of $800,000.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Tarragon's Board of Directors authorized the repurchase of up to 1 million shares of its common stock under a share repurchase program implemented in September 2001. Through December 31, 2003, we had repurchased 645,698 shares of our common stock pursuant to this repurchase program. We did not repurchase shares of our common stock during the first quarter of 2004. In March 2004, the Board of Directors authorized the repurchase of up to an additional 500,000 shares. As of March 31, 2004, Tarragon had authority to repurchase an additional 854,302 shares of its common stock.

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

  (b) Reports on Form 8-K:

        Date of Event           Date Filed              Items Reported
        -------------           ----------              --------------
       April 22, 2004           May 5, 2004         Item 5. Other Events and
                                                    Regulation FD Disclosure

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     TARRAGON REALTY INVESTORS, INC.

Date: May 10, 2004                   By: /s/ William S. Friedman
                                         ---------------------------------------
                                         William S. Friedman
                                         President, Chief Executive
                                         Officer, Director, and Chairman of the
                                         Board of Directors

Date: May 10, 2004                   By: /s/ Erin D. Pickens
                                         ---------------------------------------
                                         Erin D. Pickens
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)

                         TARRAGON REALTY INVESTORS, INC.
                                INDEX TO EXHIBITS

EXHIBIT 31.1          Rule 13a-14(a) certification by William S. Friedman,              Page 31
                      President and Chief Executive Officer

EXHIBIT 31.2          Rule 13a-14(a) certification by Erin D. Pickens,                  Page 32
                      Executive Vice President and Chief Financial Officer

EXHIBIT 32            Section 1350 certifications by William S. Friedman,               Page 33
                      President and Chief Executive Officer, and
                      Erin D. Pickens, Executive Vice President
                      and Chief Financial Officer