Form 10-Q
period 2004-06-30
TARRAGON CORP
filed 2004-08-06
CIK 1038217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission File Number 0-22999

TARRAGON CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	94-2432628

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1775 Broadway, 23rd Floor, New York, NY 10019

(Address of principal executive offices) (Zip Code)

(212) 949-5000

(Registrant’s telephone number, including area code)

Former Name: Tarragon Realty Investors, Inc.

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

Common Stock, $.01 par value	15,245,241

(Class)	(Outstanding at August 2, 2004)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements for the period ended June 30, 2004, have not been audited by independent certified public accountants, but, in our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of consolidated financial position, consolidated results of operations, and consolidated cash flows at the dates and for the periods indicated have been included.

TARRAGON CORPORATION

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	June 30,		December 31,
	2004		2003
Assets
Real estate held for investment (net of accumulated depreciation of $124,631 in 2004 and $110,817 in 2003)	$505,154		$395,095
Homebuilding inventory	222,878		97,234
Contracts receivable	109,698		—
Investments in and advances to partnerships and joint ventures	26,341		81,764
Cash and cash equivalents	22,183		21,626
Restricted cash	30,630		6,573
Goodwill	2,691		2,691
Other assets, net	42,452		18,834

	$962,027		$623,817

Liabilities and Stockholders’ Equity
Liabilities
Notes and interest payable	$757,825		$471,262
Other liabilities	46,153		26,886

	803,978		498,148
Commitments and contingencies
Minority interests	31,384		22,341
Stockholders’ equity
Common stock, $.01 par value; authorized shares, 100,000,000; shares outstanding, 15,252,309 in 2004 and 11,583,973 in 2003	124		87
Special stock, $.01 par value; authorized shares, 17,500,000; shares outstanding, none	—		—
Cumulative preferred stock, $.01 par value; authorized shares, 2,500,000; shares outstanding, 753,333 in 2004 and 2003; liquidation preference, $9,040 in 2004 and 2003, or $12 per share	8		8
Paid-in capital	351,301		346,372
Accumulated deficit	<183,689	>	<202,357	>
Treasury stock, at cost; 6,133,861 shares in 2004 and 4,889,821 shares in 2003	<41,079	>	<40,782	>

	126,665		103,328

	$962,027		$623,817

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	For the Three Months					For the Six Months
	Ended June 30,					Ended June 30,
	2004		2003			2004		2003
Revenue
Rentals	$24,462			$20,168		$48,745			$40,516
Homebuilding sales	42,083			11,079		78,149			14,833
Management fees and other (including $90 and $207 in the three and six month periods in 2004 and $103 and $198 in the three and six month periods in 2003 from affiliates)	158			128		350			236

	66,703			31,375		127,244			55,585

Expenses
Property operations	12,506			11,045		25,169			21,626
Costs of homebuilding sales	32,775			8,305		62,278			13,630
Depreciation	5,497			5,736		10,952			10,200
General and administrative
Corporate	3,918			3,243		7,942			6,526
Property	990			1,044		2,105			1,878

	55,686			29,373		108,446			53,860

Other income and expenses
Equity in income <loss> of partnerships and joint ventures	5,023			<763	>	5,810			<893	>
Minority interest in income of consolidated partnerships and joint ventures	<1,886	>		<632	>	<3,489	>		<1,118	>
Interest income (including $232 in the six month period in 2004 and $65 and $153 in the three and six month periods in 2003 from affiliates)	87			123		413			252
Interest expense (including $2 in the six month period in 2004 and $76 and $135 in the three and six month periods in 2003 from affiliates)	<6,413	>		<5,812	>	<12,550	>		<14,343	>
Gain on sale of real estate	—			—		378			1,223
Gain on disposition of other assets	1,698			—		2,075			—

Income <loss> from continuing operations before income tax	9,526			<5,082	>	11,435			<13,154	>
Income tax benefit	5,032			—		5,032			—

Income <loss> from continuing operations	14,558			<5,082	>	16,467			<13,154	>
Discontinued operations
Income <loss> from operations	<49	>		83		<13	>		166
Gain on sale of real estate	2,666			—		2,666			9,223

Net income <loss>	17,175			<4,999	>	19,120			<3,765	>
Dividends on cumulative preferred stock	<226	>		<167	>	<452	>		<333	>

Net income <loss> allocable to common stockholders	$16,949		$	<5,166	>	$18,668		$	<4,098	>

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
(Dollars in thousands, except per share data)
(Unaudited)

	For the Three Months				For the Six Months
	Ended June 30,				Ended June 30,
	2004	2003			2004	2003
Earnings per common share
Income <loss> from continuing operations allocable to common stockholders	$.95	$	<.36	>	$1.08	$	<.91	>
Discontinued operations	.17		.01		.18		.63

Net income <loss> allocable to common stockholders	$1.12	$	<.35	>	$1.26	$	<.28	>

Weighted average shares of common stock used in computing earnings per common share	15,071,023		14,746,259		14,735,239		14,761,426

Earnings per common share – assuming dilution
Income <loss> from continuing operations allocable to common stockholders	$.83	$	<.36	>	$.94	$	<.91	>
Discontinued operations	.15		.01		.16		.63

Net income <loss> allocable to common stockholders	$.98	$	<.35	>	$1.10	$	<.28	>

Weighted average shares of common stock used in computing earnings per common share – assuming dilution.	17,236,707		14,746,259		16,963,892		14,761,426

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Six Months
	Ended June 30,
	2004		2003
Cash Flows from Operating Activities
Net income <loss>	$19,120		$	<3,765	>
Adjustments to reconcile net income <loss> to net cash provided by <used in> operating activities:
Gain on sale of real estate	<3,044	>		<10,446	>
Gain on disposition of other assets	<2,075	>		—
Elimination of valuation allowance against deferred tax asset	<5,032	>		—
Minority interests in income of consolidated partnerships and joint ventures	3,489			1,118
Depreciation and amortization	12,464			12,319
Equity in <income> loss of partnerships and joint ventures	<5,810	>		893
Costs of homebuilding sales	62,278			13,630
Purchase of homebuilding inventory	<3,384	>		—
Noncash compensation related to stock options	235			152
Excess of homebuilding sales revenue over sales collected attributable to commissions and closing costs	<1,329	>		<352	>
Homebuilding renovation and development costs paid	<48,152	>		<7,296	>
Noncash homebuilding sales recorded under percentage of completion method	<39,539	>		—
Changes in other assets and liabilities, net of effects of noncash investing and financing activities:
Increase in interest receivable	<231	>		<22	>
Increase in other assets	<10,197	>		<4,568	>
Increase in other liabilities	1,825			145
Decrease in interest payable	<14,011	>		<253	>

Net cash provided by <used in> operating activities	<33,393	>		1,555
Cash Flows from Investing Activities
Acquisition of real estate	<8,696	>		<12,513	>
Proceeds from the sale of real estate	1,203			13,585
Property capital improvements	<4,619	>		<4,009	>
Real estate development costs	<2,244	>		<9,837	>
Earnest money deposits paid, net	<6,129	>		<2,142	>
Advances to partnerships and joint ventures for development costs or for the purchase of land for development	<5,219	>		<7,900	>
Net distributions related to property operations of partnerships and joint ventures	1,738			1,605
Proceeds from disposition of other assets	2,075			—
Other	<489	>		<571	>

Net cash used in investing activities	<22,380	>		<21,782	>

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(Unaudited)

	For the Six Months
	Ended June 30,
	2004		2003
Cash Flows from Financing Activities
Proceeds from borrowings	$132,591		$147,619
Principal payments on notes payable	<83,857	>	<126,369	>
Distributions from financing activities of partnerships and joint ventures	3,685		1,223
Stock repurchases	<312	>	<2,231	>
Dividends to stockholders	<452	>	<339	>
Proceeds from the exercise of stock options	4,746		—
Other	<71	>	964

Net cash provided by financing activities	56,330		20,867

Net increase in cash and cash equivalents	557		640
Cash and cash equivalents, beginning of period	21,626		18,023

Cash and cash equivalents, end of period	$22,183		$18,663

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$25,458		$13,849

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Changes in assets and liabilities in connection with the purchase of real estate:
Real estate	$19,951		$—
Restricted cash	114		—
Other assets	163		—
Notes and interest payable	<11,333	>	—
Other liabilities	<199	>	—

Cash paid	$8,696		$—

Assets written off and liabilities released in connection with the sale of real estate:
Real estate	$2,517		$16,045
Other assets	137		52
Notes and interest payable	<4,402	>	<12,546	>
Other liabilities	<93	>	<412	>
Gain on sale	3,044		10,446

Cash received	$1,203		$13,585

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(Unaudited)

	For the Six Months
	Ended June 30,
	2004		2003
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES (Continued):
Effect on assets and liabilities of the consolidation of four apartment communities and three homebuilding projects in 2004 and the deconsolidation of one property in 2003:
Real estate	$95,962		$	<16,377	>
Homebuilding inventory	99,882			—
Contracts receivable	78,066			—
Investments in and advances to partnerships and joint ventures	<61,872	>		2,549
Restricted cash	16,833			—
Other assets	13,550			<260	>
Cash acquired on consolidation	82			—
Notes and interest payable	<213,645	>		13,424
Other liabilities	<22,693	>		664
Minority interest	<6,165	>		—

	$—			$—

Purchase of mortgage receivable financed with note payable	$—			$12,826

Liabilities that financed the purchase of homebuilding inventory	$25,160			$50,324

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for the six month period ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2003. Dollar amounts in tables are in thousands. Certain 2003 balances have been reclassified to conform to the 2004 presentation.

NOTE 2. STOCK OPTION PLANS

In 2002, we adopted the fair value method defined in Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” in accounting for our stock option plans, where previously we applied the Accounting Principles Board’s Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related Interpretations. We elected to apply it prospectively for all options granted or modified since the beginning of 2002, as allowed by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Because some awards under the plans vest over periods ranging from one to five years, the cost related to stock-based employee compensation included in the determination of net income for the three and six month periods ended June 30, 2004 and 2003, is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per common share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

	For The Three Months Ended June 30,					For The Six Months Ended June 30,
	2004		2003			2004		2003
Net income <loss> allocable to common stockholders, as reported	$16,949		$	<5,166	>	$18,668		$	<4,098	>
Add:
Stock-based employee compensation expense included in reported net income	96			49		235			152
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards	<96	>		<112	>	<246	>		<278	>

Pro forma net income <loss> allocable to common stockholders	$16,949		$	<5,229	>	$18,657		$	<4,224	>

Earnings per common share
Net income <loss> allocable to common stockholders, as reported	$1.12		$	<.35	>	$1.26		$	<.28	>

Net income <loss> allocable to common stockholders, pro forma	$1.12		$	<.35	>	$1.26		$	<.29	>

Earnings per common share – assuming dilution
Net income <loss> allocable to common stockholders, as reported	$.98		$	<.35	>	$1.10		$	<.28	>

Net income <loss> allocable to common stockholders, pro forma	$.98		$	<.35	>	$1.10		$	<.29	>

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 3. VARIABLE INTEREST ENTITIES

In December 2003, the Financial Accounting Standards Board issued Interpretation 46-R (“FIN 46R”), “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements.” FIN 46R changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46R requires a variable interest entity (“VIE”) to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or entitled to receive a majority of the entity’s residual returns or both. Additionally, if the holders of equity at risk as a group do not have controlling financial interest, the entity may be defined as a VIE. Once an entity is determined to be a VIE, the primary beneficiary must consolidate the VIE into its financial statements.

We adopted the provisions of FIN 46R on January 1, 2004, and identified seven partnerships and joint ventures, over which we exercise significant influence but do not control, which qualified as VIEs and of which we are the primary beneficiary. These seven entities, previously accounted for using the equity method, have been consolidated in accordance with FIN 46R. Their assets and liabilities were recorded at carrying value. The seven entities consist of three limited partnerships engaged in homebuilding and one partnership and three limited liability companies which own and operate rental apartment communities with 1,226 units. The consolidation of these seven entities increased assets by $341 million as of June 30, 2004. Gross revenue for the three and six month periods ended June 30, 2004, includes rentals of $3.2 million and $6.2 million, respectively, and respective homebuilding sales of $17 million and $40 million produced by these seven newly consolidated entities. One Las Olas, Ltd. is the most significant of the VIEs consolidated with $195 million in assets as of June 30, 2004 and gross revenue of $17 million and $40 million for the three and six months ended June 30, 2004, respectively. One Las Olas, Ltd. is a limited partnership currently developing Las Olas River House, a luxury high-rise condominium development in Ft. Lauderdale, FL.

NOTE 4. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES

Investments in and advances to partnerships and joint ventures consisted of the following carrying values:

	Tarragon's	June 30,	December 31,
	Interest in Profits	2004	2003
601 Ninth Street Development, L.L.C	50%	$—	$477
801 Pennsylvania Avenue	50%	4	15
900 Monroe Street Development, L.L.C	50%	359	—
Adams Street Development, L.L.C	40%	3,868	1,567
Ansonia Apartments, L.P.	70%	—	—
Ansonia Liberty, L.L.C	90%	—	—
Block 88 Development, L.L.C	40%	2,264	610
Block 99/102 Development, L.L.C	40%	2,560	233
Danforth Apartment Owners, L.L.C	99%	—	80
Fenwick Tarragon Apartments, L.L.C. (1)	70%	—	1,830
Guardian-Jupiter Partners, Ltd.(1)	70%	—	3,315
Lake Sherwood Partners, L.L.C. (1)	70%	—	—
Larchmont Associates, L.P.	57%	2,871	2,619
Merritt 8 Acquisitions, L.L.C	80%	1,020	907
Merritt Stratford, L.L.C	50%	497	497
Metropolitan Sarasota (1)	70%	—	15,910
One Las Olas, Ltd. (1)	68%	—	33,993
100 East Las Olas, Ltd., and East Las Olas, Ltd. (1)	70%	—	6,408

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 4. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES
(Continued)

	Tarragon's Interest	June 30,	December 31,
	in Profits	2004	2003
Sacramento Nine	70%	394	443
Summit/Tarragon Murfreesboro, L.L.C. (1)	70%	—	416
Tarragon Calistoga, L.L.C	80%	632	557
Tarragon Savannah I & II, L.L.C	99%	2,360	2,514
Thirteenth Street Development, L.L.C	50%	6,420	8,393
Vineyard at Eagle Harbor, L.L.C	99%	—	—
Warwick Grove Company, L.L.C	50%	3,092	980

		$26,341	$81,764

(1)	The Company adopted the provisions of FIN46R as of January 1, 2004, and as a result, these investments are consolidated for 2004.

We exercise significant influence over but hold noncontrolling interests in each of the above partnerships or joint ventures or our outside partners have significant participating rights, as defined in the Financial Accounting Standard Board’s Emerging Issues Task Force’s 96-16 Abstract, or important rights, as defined by the American Institute of Public Accountants’ Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures.” Therefore, we account for our investments in these partnerships and joint ventures using the equity method.

We have guaranteed an unconsolidated entity’s $5 million land loan that matures in December 2004 and $900,000 of a mortgage that matures in July 2023 on an unconsolidated office building. Additionally, we have guaranteed $55 million of construction loans, with an aggregate balance at June 30, 2004, of $23.7 million, of an unconsolidated joint venture. The construction loans mature in March and April 2005 and may be extended for one additional year. We have recorded liabilities totaling $1.2 million in connection with two of these guarantees. Estimated fair values of other guarantees provided since January 1, 2003, are not significant.

Below are unaudited summarized financial data for our unconsolidated partnerships and joint ventures for the three and six month periods ended June 30, 2004 and 2003.

	For the Three Months					For the Six Months
	Ended June 30,					Ended June 30,
	2004		2003			2004		2003
Rental revenue	$9,697			$11,351		$19,288			$22,209
Property operating expenses	<4,750	>		<6,108	>	<9,811	>		<11,991	>
Interest expense	<3,417	>		<4,671	>	<6,682	>		<8,506	>
Depreciation expense	<1,753	>		<2,339	>	<3,455	>		<4,628	>

Net loss	<223	>		<1,767	>	<660	>		<2,916	>
Elimination of management and other fees paid to Tarragon	362			398		722			776

Net income <loss> before management fees paid to Tarragon	$139		$	<1,369	>	$62		$	<2,140	>

Equity in income <loss> of partnerships and joint ventures	$166		$	<1,035	>	$120		$	<1,573	>
Cash distributions in excess of investment	4,857			272		5,690			680

	$5,023		$	<763	>	$5,810		$	<893	>

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 5. EARNINGS PER COMMON SHARE

Earnings per common share have been computed based on the weighted average number of shares of common stock outstanding for the three and six month periods ended June 30, 2004 and 2003. Following is a reconciliation of the weighted average shares of common stock outstanding used in the computation of earnings per share and earnings per share – assuming dilution. The information presented for 2003 has been restated to give effect to the five-for-four stock split in January 2004.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Weighted average shares of common stock outstanding	15,071,023	14,746,259	14,735,239	14,761,426
Convertible preferred interest of minority partner in consolidated joint venture	445,398	—	445,398	—
Stock options	1,720,286	—	1,783,256	—

Weighted average shares of common stock outstanding – assuming dilution	17,236,707	14,746,259	16,963,893	14,761,426

On a weighted average basis, options to purchase 3,598,174 shares of common stock at a price of $5.66 were outstanding during the six month period ended June 30, 2003. Their effect is not reflected in the computation of weighted average shares of common stock outstanding – assuming dilution because their effect is antidilutive due to a loss from continuing operations allocable to common stockholders during the period. During all periods presented, the exercise prices of all options were less than the market prices of the common stock.

On a weighted average basis, options to purchase 3,581,783 shares of common stock at a price of $5.66 were outstanding during the three month period ended June 30, 2003. Their effect is not reflected in the computation of weighted average shares of common stock outstanding – assuming dilution because their effect is antidilutive due to a loss from continuing operations allocable to common stockholders during the period.

The convertible preferred interest of minority partner in consolidated joint venture represents the preferred interest of Mr. Robert Rohdie in a joint venture we consolidate. For the three and six month periods ended June 30, 2003, his interest was convertible into 445,398 shares. However, its effect is not reflected in weighted average shares of common stock outstanding – assuming dilution because its effect is antidilutive due to losses from continuing operations allocable to common stockholders in these periods.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 6. SEGMENT REPORTING

Our business is divided into two principal segments – homebuilding and the operation of our investment portfolio. Our Homebuilding Division has become the main focus of our business in terms of financial and human capital. Our activities in the Homebuilding Division encompass condominium conversions of existing apartment communities, the development of town homes, carriage homes, and new, mid-rise or high-rise condominiums for sale to residents, the sale of single-family home sites to homebuilders, and development of new investment properties, primarily apartment communities, which, upon stabilization, become part of our investment portfolio.

Our investment portfolio of stabilized apartment communities and commercial properties is the larger segment in terms of assets. Funds generated by the operation, sale, or refinancing of properties in the investment portfolio support our overhead and finance our homebuilding activities. We transfer rental properties from the Homebuilding Division to the Investment Division once they have achieved stabilized operations, as defined below. We transfer properties from the Investment Division to the Homebuilding Division if we have initiated renovation, reposition, or condominium conversion activities.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 6. SEGMENT REPORTING (Continued)

Homebuilding. For-sale assets in this division include luxury mid-rise and high-rise condominiums and townhouses under development and existing apartment communities under conversion to condominiums. They also include single-family home sites for sale to homebuilders. Communities under development and/or being marketed for sale at June 30, 2004, include the following:

		Number of
		Remaining
		Homes or
Community	Location	Home Sites	Description
Consolidated communities
100 East Las Olas	Ft. Lauderdale, FL	90	Mixed-use retail and condominium development
5600 Collins Avenue	Miami Beach, FL	6	Condominium conversion
Alexandria Place	Apopka, FL	69	Single-family home site development
Alexandria Pointe	Deland, FL	123	Single-family home site development
Alta Mar	Ft. Meyers, FL	131	Mid-rise luxury condominium development
Jardin de Belle	Nashville, TN	35	Luxury single-family home development
Las Olas River House	Ft. Lauderdale, FL	287 (a)	High-rise luxury condominium development
Pine Crest Village I	Ft. Lauderdale, FL	2	Condominium conversion
Pine Crest Village II	Ft. Lauderdale, FL	116	Condominium conversion
Southridge Pointe	Deland, FL	29	Single-family home site development
Tuscany on the Intracoastal	Boynton Beach, FL	162	Condominium conversion
Venetian Bay Village II	Kissimmee, FL	136	Townhome vacation community
Venetian Bay Village III	Kissimmee, FL	144	Townhome vacation community
Waterstreet at Celebration.	Celebration, FL	232	Condominium conversion
Wekiva Crest	Apopka, FL	16	Single-family home site development
Woods of Lake Helen	Lake Helen, FL	105	Single-family home site development
Woods at Southridge	Deland, FL	17	Single-family home site development

		1,700

Unconsolidated communities
1100 Adams	Hoboken, NJ	76	Mid-rise luxury condominium development
Cypress Grove	Pompano Beach, FL	476	Townhome community
Warwick Grove	Warwick, NY	214	Traditional new development – flats, townhomes, and condominiums
XII Hundred Grand	Hoboken, NJ	159	Mid-rise luxury condominium development
XIII Hundred Grand	Hoboken, NJ	118	Mid-rise luxury condominium development
		1,043

		2,743

(a)	We have recognized revenue for sales of 202 homes under the percentage of completion method as of June 30, 2004.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 6. SEGMENT REPORTING (Continued)

Also included in the Homebuilding Division are rental communities under development or in initial lease-up, existing rental communities under renovation or reposition, and land held for development or sale. The Homebuilding Division has 216 apartments in one rental community, one community with 262 apartments under construction, and land for the development of two additional communities with 270 apartments.

We measure the performance of our Homebuilding Division primarily by gross profit from home sales. Intercompany sales, which represent the transfer of properties from the Homebuilding Division to the Investment Division, are also included in the following operating statements for 2003 for the Homebuilding Division. The sale prices for these properties were their estimated fair market values as of the date of transfer, and the cost of sales was their net carrying values as of the same date. Gains on transfers of assets between segments do not represent gains recognizable in accordance with GAAP and, accordingly, are eliminated for purposes of consolidated reporting. Beginning in 2004, properties are transferred between divisions at cost, and we do not report intercompany sales.

Investment. This division includes properties with stabilized operations. We consider a property stabilized when development or renovation is substantially complete and recurring operating income exceeds operating expenses and debt service. The Investment Division has 10,291 consolidated stabilized apartments and 3,868 stabilized apartments owned through unconsolidated partnerships and joint ventures. It also has consolidated commercial properties with 1.1 million square feet and commercial properties owned through unconsolidated partnerships and joint ventures with 267,022 square feet.

We use net operating income to measure the performance of our Investment Division. Net operating income is defined as rental revenue less property operating expenses (excluding depreciation). We believe net operating income is an important supplemental measure of operating performance of our investment properties because it provides a measure of the core operations of the properties. Additionally, we believe that net operating income, as defined, is a widely accepted measure of comparative operating performance in the real estate investment community. We believe that net income <loss> is the most directly comparable GAAP measure to net operating income. The operating statements for the Investment Division present reconciliations of Investment Division net operating income to Investment Division net income <loss>.

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

Following are operating statements and balance sheets for our two divisions and net operating income for our Investment Division. In our segment operating statements, we do not distinguish between consolidated and unconsolidated properties. We have provided a reconciliation of segment revenues to consolidated revenue following the operating statements, balance sheets, and summary of investment division net operating income.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

     NOTE 6. SEGMENT REPORTING (Continued)

	HOMEBUILDING DIVISION
	Operating Statements
	For the Three Months Ended June 30,								For the Six Months Ended June 30,
	2004			2003					2004				2003
Homebuilding sales	$42,083		100%		$11,079		100%		$78,149		100%			$14,833		100%
Intercompany sales	—		—		—		—		—		—			30,709		100%

	42,083		100%		11,079		100%		78,149		100%			45,542		100%
Costs of homebuilding sales	<32,775	>	<78%>		<8,305	>	<75	%>	<62,278	>	<80	%>		<13,630	>	<92	%>
Costs of intercompany sales	—		—		—		—		—		—			<24,187	>	<79	%>

	<32,775	>	<78%>		<8,305	>	<75	%>	<62,278	>	<80	%>		<37,817	>	<83	%>
Gross profit on homebuilding sales	9,308		22%		2,774		25%		15,871		20%			1,203		8%
Gross profit from intercompany sales	—		—		—		—		—		—			6,522		21%

	9,308		22%		2,774		25%		15,871		20%			7,725		17%
Minority interests in homebuilding sales of consolidated partnerships and joint ventures	<1,549	>	<4%>		<96	>	<1	%>	<2,627	>	<3	%>		<96	>	—
Outside partners’ interests in intercompany sales of unconsolidated partnerships and joint ventures	—		—		—		—		—		—			<977	>	<2	%>
Additional costs attributable to profits recognized by the Investment Division on intercompany sales(a)	<369	>	<1%>		<1,425	>	<13	%>	<791	>	<1	%>		<1,425	>	<3	%>

	7,390		18%		1,253		11%		12,453		16%			5,227		11%
Other income and expenses:
Net loss from property operations	<324	>	<1%>		<1,480	>	<13	%>	<761	>	<1	%>		<2,797	>	<6	%>
General and administrative expenses	<3,372	>	<8%>		<2,944	>	<27	%>	<6,771	>	<9	%>		<5,527	>	<12	%>
Other corporate items	135		—		171		2%		766		<1	%>		320		1%
Gain on disposition of joint venture interest	1,698		4%		—		—		1,698		2%			—		—
Gain on sale of real estate, net of minority interest	—		—		—		—		350		—			—		—
Prepayment penalty on early retirement of debt in connection with condominium conversion	—		—		—		—		—		—			<3,117	>	<7	%>

Net income <loss>	$5,527		13%	$	<3,000	>	<27	%>	$7,735		10%		$	<5,894	>	<13	%>

(a) The Homebuilding Division’s basis in Pine Crest is higher than our cost because the Investment Division recognized a gain on the transfer of this property to the Homebuilding Division in 2002. See reconciliation of divisional net income ( loss) to consolidated net income ( loss) below. Beginning in 2004, properties are transferred between divisions at cost.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 6. SEGMENT REPORTING (Continued)

	HOMEBUILDING DIVISION
	Balance Sheets
	June 30,	December 31,
	2004	2003
Assets
Real estate held for investment	$29,322	$32,166
Homebuilding inventory (a)	229,307	104,454
Contracts receivable	109,698	—
Investments in partnerships and joint ventures	22,862	77,242
Cash	19,810	19,365
Restricted cash	23,944	1,042
Other assets	24,722	5,746

	$459,665	$240,015

Liabilities and Equity
Notes and interest payable	$251,097	$65,912
Other liabilities	32,755	11,969

	283,852	77,881

Minority interest	11,170	1,824
Equity	164,643	160,310

	$459,665	$240,015

(a)	The Homebuilding Division’s basis in Pine Crest is higher than our cost because the Investment Division recognized a gain on the transfer of this property to the Homebuilding Division in 2002. See reconciliation of divisional total assets to consolidated total assets below. Beginning in 2004, properties are transferred between divisions at cost.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 6. SEGMENT REPORTING (Continued)

	INVESTMENT DIVISION
	Operating Statements
	For the Three Months					For the Six Months
	Ended June 30,					Ended June 30,
	2004		2003			2004		2003
Rental revenue	$34,029			$29,737		$67,304		$59,838
Property operating expenses	<17,102	>		<15,346	>	<34,240	>	<30,680	>

Net operating income	16,927			14,391		33,064		29,158
Net gain on sale of real estate	2,666			—		2,666		9,157
Distributions from unconsolidated partnerships and joint ventures in excess of investment	4,857			272		5,690		680
Minority interests in income of consolidated partnerships and joint ventures	<298	>		<431	>	<755	>	<830	>
Elimination of management and other fees paid to Tarragon by unconsolidated partnerships and joint ventures	362			352		722		694
Outside partners’ interests in income of unconsolidated partnerships and joint ventures	45			167		135		247
General and administrative expenses	<1,536	>		<1,343	>	<3,276	>	<2,877	>
Other corporate items	110			80		376		168
Interest expense	<9,664	>		<9,516	>	<18,850	>	<17,822	>
Depreciation expense	<7,964	>		<8,029	>	<15,700	>	<14,892	>

Net income <loss>	$5,505		$	<4,057	>	$4,072		$3,683

	INVESTMENT DIVISION
	Balance Sheets
	June 30,	December 31,
	2004	2003
Assets
Real estate held for investment (a)	$517,459	$395,507
Investments in partnerships and joint ventures (a)	39,921	50,677
Cash	2,373	2,261
Restricted cash	6,686	5,531
Other assets	12,698	13,088

	$579,137	$467,064

Liabilities and Equity
Notes and interest payable	$506,728	$405,350
Other liabilities	13,398	14,917

	520,126	420,267

Minority interest	24,202	20,517
Equity	34,809	26,280

	$579,137	$467,064

(a)	The Investment Division’s basis in properties transferred from the Homebuilding Division prior to January 1, 2004, is higher than our cost because the Homebuilding Division recognized profits upon these transfers. See reconciliation of divisional total assets to consolidated total assets below. Beginning in 2004, properties are transferred between divisions at cost.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 6. SEGMENT REPORTING (Continued)

	For the Three Months Ended						For the Six Months Ended
	June 30,						June 30,
	2004			2003			2004			2003
Summary of Investment Division net operating income:
Rental revenue
Same store stabilized apartment communities	$25,263		100%	$24,164		100%	$50,157		100%	$48,167		100%
Apartment communities stabilized during period	4,673		100%	—		—	8,956		100%	—		—
Apartment communities targeted for reposition in 2003	—		—	814		100%	—		—	1,732		100%
Apartment communities sold during period	176		100%	1,265		100%	382		100%	2,796		100%
Apartment community acquired during period	221		100%	—		—	221		100%	—		—
Commercial properties	3,696		100%	3,494		100%	7,588		100%	7,143		100%

	34,029		100%	29,737		100%	67,304		100%	59,838		100%
Property operating expenses
Same store stabilized apartment communities	<12,477	>	<49%>	<12,284	>	<51%>	<25,065	>	<50%>	<24,282	>	<50%>
Apartment communities stabilized during period	<2,384	>	<51%>	—		—	<4,803	>	<54%>	—		—
Apartment communities targeted for reposition in 2003	—		—	<714	>	<88%>	—		—	<1,492	>	<86%>
Apartment communities sold during period	<154	>	<88%>	<726	>	<57%>	<278	>	<73%>	<1,608	>	<58%>
Apartment community acquired during period	<92	>	<42%>	—		—	<92	>	<42%>	—		—
Commercial properties	<1,995	>	<54%>	<1,622	>	<46%>	<4,002	>	<53%>	<3,298	>	<46%>

	<17,102	>	<50%>	<15,346	>	<52%>	<34,240	>	<51%>	<30,680	>	<51%>
Net operating income
Same store stabilized apartment communities	12,786		51%	11,880		49%	25,092		50%	23,885		50%
Apartment communities stabilized during period	2,289		49%	—		—	4,153		46%	—		—
Apartment communities targeted for reposition in 2003	—		—	100		12%	—		—	240		14%
Apartment communities sold during period	22		13%	539		43%	104		27%	1,188		42%
Apartment community acquired during period	129		58%	—		—	129		58%	—		—
Commercial properties	1,701		46%	1,872		54%	3,586		47%	3,845		54%

	$16,927		50%	$14,391		48%	$33,064		49%	$29,158		49%

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

     NOTE 6. SEGMENT REPORTING (Continued)

	For the Three Months Ended June 30,					For the Six Months Ended June 30,
	2004		2003			2004		2003
Reconciliation of divisional revenues to consolidated revenue:
Homebuilding division total revenue	$42,083			$11,079		$78,149			$45,542
Investment division rental revenue	34,029			29,737		67,304			59,838

	76,112			40,816		145,453			105,380
Less homebuilding revenue from intercompany sales	—			—		—			<30,709	>
Less investment division rental revenue presented in discontinued operations	<176	>		<1,265	>	<382	>		<2,866	>
Add management fee and other revenue included in other corporate items	158			128		350			236
Add rental revenues from homebuilding properties presented in net loss from property operations	306			3,047		1,110			5,753
Less rental revenues of unconsolidated partnerships and joint ventures	<9,697	>		<11,351	>	<19,287	>		<22,209	>

Consolidated total revenue	$66,703			$31,375		$127,244			$55,585

Reconciliation of divisional net income <loss> to consolidated net income <loss>:
Homebuilding division net income <loss>	$5,527		$	<3,000	>	$7,735		$	<5,894	>
Less homebuilding division profit from intercompany sales	—			—		—			<5,545	>
Add additional costs attributable to profits recognized by investment division on intercompany sales	367			1,425		791			1,425
Add depreciation on higher basis resulting from intercompany sales	—			7		29			13

Homebuilding division contribution to consolidated net income <loss>	5,894			<1,568	>	8,555			<10,001	>

Investment division net income <loss>	5,505			<4,057	>	4,072			3,683
Add reduction to investment division gain on sale of real estate for profit previously recognized by homebuilding division	—			—		—			1,289
Add depreciation on higher basis resulting from intercompany sales	744			626		1,461			1,264

Investment division contribution to consolidated net income <loss>	6,249			<3,431	>	5,533			6,236
Income tax benefit	5,032			—		5,032			—

Consolidated net income <loss>	$17,175		$	<4,999	>	$19,120		$	<3,765	>

	June 30,	December 31,
	2004	2003
Reconciliation of divisional total assets to consolidated total assets:
Homebuilding division total assets	$459,665	$240,015
Investment division total assets	579,137	467,064

	1,038,802	707,079
Less higher basis resulting from intercompany sales	<84,498 >	<85,953 >
Add goodwill	2,691	2,691
Add deferred tax asset	5,032	—

Consolidated total assets	$962,027	$623,817

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 7. INCOME TAXES

At December 31, 2003, Tarragon had Federal net operating loss carryforwards of approximately $71.2 million. As a result of the level of income generated in the second quarter, we have concluded that realization of our deferred tax asset is more likely than not. Accordingly, the valuation allowance in the amount of $5 million has been eliminated by a credit to income in the second quarter.

NOTE 8. DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” operating results for properties for which we implemented plans of disposals after the adoption of this statement have been reported in discontinued operations. Discontinued operations for the three and six month periods ended June 30, 2004 and 2003, include the operations of one property sold in 2004 and seven properties sold during 2003. Total revenues for these properties for the three and six month periods ended June 30, 2004, were $176,000 and $382,000. Total revenues for the three and six month periods ended June 30, 2003, were $1.3 million and $2.9 million, respectively. The operations of these properties were previously reported in the Investment Division.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in “Risks Associated with Forward Looking Statements.” Actual results may differ from those contained in any such forward-looking statements. You should read the following discussion in conjunction with our consolidated financial statements and the notes to those financial statements included elsewhere in this document. In the following discussion, dollar amounts in tables are in thousands except for per unit or per share amounts.

Business Overview

General

We are a real estate owner, developer, and builder of homes with over 30 years of experience in the real estate industry. We operate through two business segments:

•	the Investment Division, which owns, acquires, and operates residential and commercial rental properties, including almost 5,000 garden apartment homes in communities we developed; and

•	the Homebuilding Division, which develops, renovates, builds, and markets homes in high-density, urban in-fill locations and in master-planned communities and develops and sells lots in single-family subdivisions.

Investment Division. The Investment Division continues to be our larger segment in terms of assets. Funds generated by the operation, sale, or refinancing of properties in the investment portfolio support our overhead, service our outstanding indebtedness and finance our development activities. We measure the performance of the Investment Division primarily by net operating income (rental revenue less property operating expenses) of both consolidated and unconsolidated stabilized rental apartment communities and commercial properties.

Homebuilding Division. Over the past seven years, we have substantially increased our investment in homebuilding and development. We have devoted significant resources to our Homebuilding Division in terms of financial investment and human capital. For the six months ended June 30, 2004, approximately 67% of our corporate and property general and administrative expenses was charged to the homebuilding division. Because of the long lead time for large projects in urban areas, we are just starting to recognize revenues from some of our earliest projects, which began in 2000. We measure the performance of the Homebuilding Division primarily by gross profit from home sales of its for-sale communities.

Revenue. Our revenue is principally derived from:

•	Rental revenues associated with leases of apartments to residents and office and retail space to commercial tenants; and

•	Homebuilding sales, which represent sales of condominium homes, townhomes, and residential lots reported on either the completed contract or percentage-of-completion method of revenue recognition;

Expenses. Our expenses principally consist of:

•	Property operating expenses, which are costs associated with operating, leasing, and maintaining rental apartment communities and office and retail properties, including payroll and benefit expenses of site-level employees;

•	Costs of homebuilding sales, which include construction costs, costs of construction supervision, marketing, commissions and other selling costs, interest, developer fees, architectural and engineering fees;

•	Depreciation of rental apartment communities and office and retail properties; and

•	General and administrative expenses, a significant portion of which consist of compensation and benefits and other personnel-related costs.

Other income and expenses. Other income and expenses include:

•	Interest expense related to mortgages and other debt;

•	Equity in income of partnerships and joint ventures, which represents our pro rata share of the net income or net loss of unconsolidated partnerships and joint ventures and may include income from distributions received from those entities in excess of our share of their income when we have recovered our investment in them. The source of most of such distributions is generally proceeds from sales of properties or financings;

•	Gain on sales of real estate, which generally consists of gain from sales of assets in our Investment Division; and

•	Minority interests in consolidated partnerships and joint ventures, which consists of our partners’ pro rata share of gross profit from homebuilding sales, our partners’ pro rata share of net income or net loss resulting from rental operations, and the return on a preferred interest in Tarragon Development Company, LLC, which owns interests in nine rental apartment communities.

Outlook

Our Investment Division has recently experienced increased rental revenues and net operating income for two reasons. First, we have devoted more resources to leasing efforts in order to maintain occupancy levels in highly competitive rental markets. The availability of low cost mortgage financing, while a benefit to our sales efforts in the Homebuilding Division, creates more competition among rental communities for residents desiring rental housing. The more intensive leasing efforts have resulted not only in maintaining occupancy levels but also in increased rental revenue and higher net operating income for our same store properties. Second, our investment portfolio has grown as a result of the transfer from the Homebuilding Division to the Investment Division of newly constructed or repositioned properties upon their stabilization.

We continue to evaluate investment opportunities for additions to our investment portfolio. In May 2004, we acquired a 158-unit rental apartment community in New Haven, Connecticut. This brings the size of our Connecticut portfolio, which has historically been one of the stronger-performing markets, to 2,707 apartments. The Homebuilding Division has also acquired land in Meriden, Connecticut, for development of a 180-unit rental apartment community, which, upon completion and stabilization, will be transferred to the investment portfolio. The Homebuilding Division also has three other rental communities in various stages of development that are planned additions to the investment portfolio:

•	90 affordable apartments in Hoboken, New Jersey, neighboring our for-sale communities of XII Hundred Grand, XIII Hundred Grand, and 1100 Adams;

•	262 apartments in Murfreesboro, Tennessee, where we previously built 278 rental apartments for our investment portfolio; and

•	328 apartments in Ocala, Florida, the state in which approximately two-thirds of the 5,000 rental apartment homes we have built are located.

Our Homebuilding Division has experienced rapid growth in the last few years. Many of our communities are targeted at highly defined market segments in keeping with the more varied lifestyles often associated with the urban areas where our homebuilding is concentrated. We believe the urban in-fill segment of the homebuilding business will continue to present growth opportunities due to several factors:

•	Scarcity of suburban land for development and increased restrictions and controls on growth in many areas channeling a larger share of new construction into urban areas;

•	Demographic trends of increased immigration, smaller households, and later marriages tend to favor demand in urban as opposed to suburban areas; and

•	The recent investment performance of residential real estate and the availability and low cost of mortgage financing resulting in more demand for home ownership instead of renting.

Factors Affecting Comparability of Results of Operations

Application of FIN 46R. One factor that may affect the comparability of our results is the application of FASB Interpretation 46-R, “Consolidation of Variable Interest Entities,” or “FIN 46R.” On January 1, 2004, we adopted the provisions of FIN 46R for our partnerships and joint ventures formed before February 1, 2003. As a result of the application of FIN 46R, we were required to consolidate seven of our joint ventures that were previously unconsolidated, including the partnership that holds the Las Olas River House development. The consolidation of these seven entities increased our total consolidated assets by $340.5 million and total liabilities by $258.3 million as of June 30, 2004. Gross revenue for the three and six month periods ended June 30, 2004, included homebuilding sales of $22.6 million and $39.5 million and rental revenue of $3 million and $6.2 million produced by these seven newly consolidated entities. In addition, the segment results for our Investment and Homebuilding Divisions do not distinguish between revenues generated by consolidated and unconsolidated entities, so the revenues reflected in the segment results may not be fully comparable with our consolidated results.

Distributions in Excess of Investment in Unconsolidated Entities. Distributions in excess of investment in our unconsolidated entities are primarily related to distributions by those entities of non-recourse refinancing or property sale proceeds where we have recovered our investment in those entities. If such an unconsolidated entity becomes consolidated, we will no longer recognize the receipt of cash in excess of our share of income from that entity as income.

Accounting for Inter-Segment Property Transfers. Prior to January 1, 2004, when a property was transferred from our Investment Division to our Homebuilding Division (such as in connection with a condominium conversion), we recorded in our segment results an intercompany sale at the estimated fair value of that property at the time of the sale, which could exceed the property’s carrying value at the time. The calculation of the cost of sales related to a subsequent sale of that property (or condominium units) by our Homebuilding Division would then be based on that estimated fair value. The same was true for a transfer of a property from our Homebuilding Division to our Investment Division, with the depreciation expense associated with the transferred property being based on the fair value at the time of transfer rather than the carrying value. Gains on transfers of assets between segments do not represent gains recognizable in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and, accordingly, are eliminated for purposes of consolidated reporting. Beginning with the first quarter of 2004, we began recording each inter-segment property transfer at the property’s carrying value. Nevertheless, since we still own a number of properties that were transferred prior to January 1, 2004, our segment results will continue to include depreciation expense and cost of homebuilding sales based on these intercompany transfers at the properties’ fair values for some future periods.

Percentage-of-Completion Revenue Recognition. The percentage-of-completion method of revenue recognition applies to mid-rise and high-rise condominium developments, where construction typically takes eighteen months or more, including our Las Olas River House project. Because this method of revenue recognition requires us to recognize revenues from sales of units prior to the closing of such sales, the timing of revenues generated by projects using the percentage-of-completion method may not be comparable to the timing of revenues generated by projects using the completed contract method. Furthermore, we will recognize a significant portion of the revenues from unit sales at a percentage-of completion-project prior to our receiving cash in respect of such unit sales. See “—Critical Accounting Policies and Estimates—Revenue Recognition.”

Rental Properties in “Lease-up.” Rental properties that have not yet been stabilized typically have lower rental revenues and net operating income than rental properties that are stabilized. Trends in our results of operations may be masked or distorted in a period in which we have a number of properties in lease-up. However, once a property has been stabilized, the results for that property for a period in which it is stabilized will likely be markedly better than the results for that property during lease-up, which may also mask or distort trends in our results of operations. Where possible, when we make comparisons between periods, we segregate the results of properties that were in lease-up in either or both of the two periods to better illustrate the trends in our results of operations.

Consolidated Results of Operations

Results Overview

For the three and six month periods ended June 30, 2004, total consolidated revenue was $66.7 million and $127.2 million, more than double revenues reported for the corresponding periods in 2003 of $31.4 million and $55.6 million. These increases are mostly attributable to the increase in homebuilding sales, which, for the three and six month periods ended June 30, 2004, included sales at our Las Olas River House and Tuscany on the Intracoastal projects of $38.7 million and $67.2 million, while sales at our Pine Crest Village I and 5600 Collins Avenue projects were the most significant portion of our sales for the three and six month periods ended June 30, 2003. Homebuilding sales and gross profit have become more significant components of our results of operations as more of our for-sale projects have begun to close sales or are nearing completion. We expect this trend to continue as more of the projects in our pipeline, including our Hoboken projects, begin to generate revenue. See the tables that summarize homebuilding sales and present our backlog of homes sold, not closed, below under “Homebuilding Division.” The application of FIN 46R had no effect on comparability of homebuilding revenues for the two periods, since the projects generating homebuilding revenue prior to our adoption of FIN 46R were consolidated.

Rental revenue increased $4.3 million, or 21%, for the three month period and $8.2 million, or 20%, for the six month period ended June 30, 2004. As presented below under “Operating Results of Consolidated Rental Properties,” $3 million and $6.2 million of these increases resulted from the consolidation in January 2004 of four rental apartment communities as a result of our adoption of the provisions of FIN 46R. Rental apartment communities in lease-up during any of the periods presented contributed increases in rental revenue of $683,000 for the three month period and $1.5 million for the six month period.

Income from continuing operations was $14.6 million and $16.5 million for the three and six month periods ended June 30, 2004, compared to losses from continuing operations of $5.1 million and $13.2 million for the corresponding periods in 2003. Gross profit from homebuilding sales was the most significant factor in these changes between periods. Additionally, equity in income of partnerships and joint ventures increased $5.8 million and $6.7 million during these periods chiefly because of distributions received from Ansonia

Apartments, L.P., in excess of our investment in this partnership in 2004. Additionally, as a result of the level of income generated in the second quarter of 2004, we have concluded that realization of our deferred tax asset is more likely than not. Accordingly, the valuation allowance in the amount of $5 million has been eliminated by a credit to income in the second quarter of 2004.

During the six months ended June 30, 2004, we recognized gains on sale of real estate totaling $3 million ($2.7 million in the second quarter), including those presented in discontinued operations in accordance with SFAS No. 144. During the corresponding period of 2003, gains on sale, including those presented in discontinued operations, were $10.4 million (all in the first quarter). During the six months ended June 30, 2004, we also sold our interest in Ninth Street Development, which has development rights for land in Hoboken, New Jersey, for $2.2 million and recognized a gain of $1.7 million.

Operating Results of Consolidated Rental Properties. At June 30, 2004, our consolidated apartment communities included 10,507 operating rental apartments, and our consolidated commercial properties had an aggregate 1.1 million square feet. The following tables summarizes aggregate property level revenues and expenses for all of our consolidated rental properties for the three and six month periods ended June 30, 2004 and 2003:

	Three Months Ended June 30,
	2004		2003			Change
Rental revenue	$24,462			$20,168		$4,294
Property operating expenses	<12,506	>		<11,045	>	<1,461	>
Interest expense	<6,151	>		<5,495	>	<656	>
Depreciation expense	<5,497	>		<5,736	>	239

	$308		$	<2,108	>	$2,416

	Six Months Ended June 30,
	2004		2003			Change
Rental revenue	$48,745			$40,516		$8,229
Property operating expenses	<25,169	>		<21,626	>	<3,543	>
Interest expense	<11,988	>		<13,754	>	1,766
Depreciation expense	<10,952	>		<10,200	>	<752	>

	$636		$	<5,064	>	$5,700

The results of operations of our consolidated rental properties were affected during the periods presented above by:

•	The results of operations of properties in lease-up;
•	The effect of four properties undergoing conversion to condominiums for sale;
•	The consolidation of properties held by variable interest entities pursuant to FIN 46R in 2004; and
•	The acquisition of one apartment community in 2004.

The following tables illustrate the effects of these items on the various components of the results of operations of our consolidated rental properties for the three and six month periods ended June 30, 2004 and 2003 :

	For the Three Months Ended June 30, 2004 and 2003
	Properties		Property
	Consolidated		Acquired in		Properties in		Condominium	Other
	in 2004 (a)		2004		Lease-up (b)		Conversions	Changes		Total
Rental revenue	$2,974		$221		$683		$ <188 >	$604		$4,294
Property operating expenses	<1,207	>	<92	>	<142	>	159	<179	>	<1,461	>
Interest expense	<878	>	<39	>	<130	>	59	332		<656	>
Depreciation expense	<737	>	<51	>	<81	>	—	1,108	(c)	239

	$152		$39		$330		$30	$1,865		$2,416

(a)	Includes four apartment communities owned by four joint ventures consolidated on January 1, 2004, in connection with the adoption of the provisions of FIN 46R.

(b)	Includes two recently completed apartment communities that were in lease-up during one or both periods presented.

(c)	This decrease in depreciation expense is primarily due to $1.1 million recorded in the second quarter of 2003 upon the reclassification of two properties to real estate held for investment for the period during which they were classified as held for sale.

	For the Six Months Ended June 30, 2004 and 2003
	Properties		Property
	Consolidated		Acquired in		Properties in		Condominium			Other
	in 2004 (a)		2004		Lease-up (b)		Conversions			Changes		Total
Rental revenue	$6,200		$221		$1,502		$	<526	>	$832		$8,229
Property operating expenses	<2,648	>	<92	>	<472	>		306		<637	>	<3,543	>
Interest expense	<1,732	>	<65	>	<305	>		3,593	(c)	275		1,766
Depreciation expense	<1,464	>	<51	>	<228	>		—		991	(d)	<752	>

	$356		$13		$497			$3,373		$1,461		$5,700

(a)	Includes four apartment communities owned by four joint ventures consolidated on January 1, 2004, in connection with the adoption of the provisions of FIN 46R.

(b)	Includes two recently completed apartment communities that were in lease-up during one or both periods presented.

(c)	This decrease in interest expense is the result of prepayment penalties totaling $3.1 million and $241,000 of deferred financing expenses written off upon the early payoff of two mortgages secured by Pine Crest Apartments in the first quarter of 2003. The mortgages were paid off in connection with the closing of a $25 million loan to finance the condominium conversion of this property.

(d)	The decrease in depreciation expense include the second quarter 2003 adjustment for two properties reclassified to real estate held for investment described above.

Equity in Income <loss> of Unconsolidated Partnerships and Joint Ventures. The following tables summarize the components of equity in income <loss> of unconsolidated partnerships and joint ventures for the three and six month periods ended June 30, 2004 and 2003:

	Three Months Ended June 30,
	2004		2003			Change
Rental revenue	$9,697			$11,351		$	<1,654	>
Property operating expenses	<4,750	>		<6,108	>		1,358
Interest expense	<3,417	>		<4,671	>		1,254
Depreciation expense	<1,753	>		<2,339	>		586
Elimination of management fees paid to Tarragon	362			398			<36	>
Outside partners’ interests in loss	27			334			<307	>
Distributions in excess of investment	4,857			272			4,585

Equity in income <loss> of partnerships and joint ventures	$5,023		$	<763	>		$5,786

	Six Months Ended June 30,
	2004		2003			Change
Rental revenue	$19,288			$22,209		$	<2,921	>
Property operating expenses	<9,811	>		<11,991	>		2,180
Interest expense	<6,682	>		<8,506	>		1,824
Depreciation expense	<3,455	>		<4,628	>		1,173
Elimination of management fees paid to Tarragon	722			776			<54	>
Outside partners’ interests in loss	58			567			<509	>
Distributions in excess of investment	5,690			680			5,010

Equity in income <loss> of partnerships and joint ventures	$5,810		$	<893	>		$6,703

The most significant factor affecting equity in income <loss> of unconsolidated partnerships and joint ventures during the periods presented above was income from distributions in excess of investment, which increased $4.6 million and $5 million for the three and six month periods. As discussed above, this income relates to distributions from Ansonia Apartments, L.P., in excess of our share of its net income.

Increases in equity in income <loss> of unconsolidated partnerships and joint ventures of $823,000 and $1.5 million are due to the consolidation of four rental apartment communities held by variable interest entities pursuant to FIN 46R in 2004. These properties were in lease up in 2003 and reported net losses. Rental revenue of these properties was $2.1 million and $3.9 million for the three and six month periods in 2003. The consolidation of these properties also accounted for much of the decrease in property operating expenses, interest expense, and depreciation expense.

General and Administrative Expenses. Corporate general and administrative expenses increased $675,000, or 21%, and $1.4 million, or 22%, for the three and six month periods ended June 30, 2004, compared to the corresponding periods of 2003 primarily due to homebuilding-related personnel additions and compensation increases. We have assembled a team dedicated to homebuilding to manage our pipeline of projects. Because of the long lead time for large projects in urban areas, we are just starting to recognize revenues from some of our earliest projects.

We have also added personnel in our property management group, which has resulted in an increase of $227,000, or 12%, for the six months ended June 30, 2004, compared to the corresponding period of 2003 in property general and administrative expenses. Our property management team oversees the Investment Division properties and the initial lease-up of newly constructed rental apartment communities, provides our developers with real time market data, and provides property management services to rental apartment communities acquired for the purpose of converting them to condominiums. Property general and administrative expenses were slightly lower for the three months ended June 30, 2004, compared to the three months ended June 30, 2003.

Sales of Consolidated Properties. We recognized a $2.7 million gain on the sale of a 128-unit rental apartment community in June 2004 and a $378,000 gain on the sale of a parcel of land in March 2004. During the six months ended June 30, 2003, we sold three rental apartment communities with 333 units, a 25,323-square foot shopping center, and a portion of an office building and recognized gains totaling $10.4 million. All of the 2003 sales were in the first quarter. The number of properties sold and the gains on those sales vary from period to period based on market conditions and other factors, including the length of time we have held the properties. We plan to continue to opportunistically sell properties we own based upon market conditions.

Homebuilding Division

Results Overview

As stated previously, results for our segments do not distinguish between revenues of consolidated and unconsolidated properties. Therefore, revenue and gross profit <loss> from homebuilding sales presented in the Homebuilding Division Operating Statements include both consolidated and unconsolidated homebuilding projects.

The following table summarizes homebuilding sales in both units and revenues and gross profit both in dollars and as a percentage of sales. Units sold represent units closed except for Las Olas River House, where we have recorded sales revenue under the percentage-of-completion method. See “Factors Affecting Comparability of Results of Operations – Percentage-of-Completion Revenue Recognition.”

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Number of units sold
5600 Collins Avenue	—	7	—		19
Las Olas River House (a)	11	—	16		—
Pine Crest Village I	8	25	15		25
Tuscany on the Intracoastal	69	—	118		—
Single-family home sites	25	—	51		—
Venetian Bay Village I	—	17	29		17

Aggregate number of units sold	113	49	229		61

Homebuilding sales revenue
5600 Collins Avenue	$—	$2,019	$—		$5,773
Las Olas River House (a)	22,584	—	39,540		—
Pine Crest Village I	2,079	6,696	4,090		6,696
Tuscany on the Intracoastal	16,122	—	27,611		—
Single-family home sites	1,298	—	2,712		—
Venetian Bay Village I	—	2,364	4,196		2,364

Aggregate sales	$42,083	$11,079	$78,149		$14,833

Gross profit <loss> on homebuilding sales
5600 Collins Avenue	$—	$—	$—	$	<1,571 >
Las Olas River House (a)	5,649	—	8,840		—
Pine Crest Village I	727	2,678	1,457		2,678
Tuscany on the Intracoastal	2,904	—	4,978		—
Single-family home sites	28	—	57		—
Venetian Bay Village I	—	96	539		96

Gross profit <loss>	$9,308	$2,774	$15,871		$1,203

Gross profit <loss> on homebuilding sales
5600 Collins Avenue	—	—	—		<27%>
Las Olas River House (a)	25%	—	22%		—
Pine Crest Village I	35%	40%	36%		40%
Tuscany on the Intracoastal	18%	—	18%		—
Single-family home sites	2%	—	2%		—
Venetian Bay Village I	—	4%	13%		4%

Gross profit <loss>	22%	25%	20%		8%

(a)	Sales represent revenues recognized under the percentage of completion method. At June 30, 2004, sales under firm contracts were $152 million, and construction was 90% complete. Through December 31, 2003, this was an unconsolidated project. Beginning January 1, 2004, we began reporting Las Olas River House as a consolidated project in connection with the adoption of the provisions of FIN 46R. Gross profit reported in 2004 is before interest on advances from Tarragon, which is eliminated upon consolidation.

Revenue from home sales was $42.1 million and $78.1 million for the three and six month periods ended June 30, 2004, compared to $11.1 million and $14.8 million for the three and six month periods ended June 30, 2003. Most of the 2004 revenues relate to sales at Las Olas River House, a luxury, high-rise development in Ft. Lauderdale, Florida, and Tuscany on the Intracoastal, a property purchased for the purpose of conversion to condominiums in June 2003. We are recognizing revenues for Las Olas River House under the percentage-of-completion method. At June 30, 2004, the project was 90% complete, and 70% of the homes were subject to firm contracts, representing an aggregate contract value of $152 million. We recognize revenues for all of our other for-sale projects using the completed contract method. Gross profit net of selling expenses on home sales was 22% and 20% for the three and six month periods ended June 30, 2004, and 25% and 8% for the corresponding periods in 2003. Our lower gross profit for the six month period ended June 30, 2003 reflects our smaller number of projects at the time as well as the impact of the write-down of 5600 Collins. Net of minority interests in consolidated home sales and outside partners’ interests in home sales of unconsolidated projects, we reported $7.8 million and $13.2 million of gross profit from home sales for the three and six month periods ended June 30, 2004, and $2.7 million $1.1 million for the corresponding periods in 2003.

Rental properties in the Homebuilding Division reported overall net losses from operations of $324,000 and $761,000 for the three and six month periods ended June 30, 2004, and $1.5 million and $2.8 million for the corresponding period in 2003. These losses are due to operating, interest, and depreciation expenses exceeding revenues during lease-up prior to stabilization. We transfer rental properties from the Homebuilding Division to the Investment Division once they are stabilized.

General and administrative expenses of the Homebuilding Division increased to $3.4 million and $6.8 million for the three and six month periods ended June 30, 2004, from $2.9 million and $5.5 million for the corresponding periods in 2003. As stated previously, assembling the homebuilding team has driven the growth in overall general and administrative expenses.

As of June 30, 2004, as presented in the following table, our backlog of sales was $316 million for our 15 for-sale communities with active sales programs (see table below). Of this amount, we have recognized $137 million of revenues on sales of 202 homes under the percentage-of-completion revenue recognition method for Las Olas River House. We expect to begin closing sales at Las Olas River House during the third quarter of 2004. Because these sales have not yet been closed, they are presented as backlog in this table.

			Backlog (1)		Unsold Inventory
		Number of			Number
	Tarragon’s	Remaining	Number of	Aggregate	of Homes	Estimated
	Interest in	Homes or	Homes or Sites	Contract	or Home	Remaining
	Profits	Home Sites	Home Sites	Prices	Sites	Sell-Out
Consolidated communities
5600 Collins Avenue	100%	6	2	$1,150	4	$4,600
Alexandria Place	40%	69	69	2,699	—	—
Alexandria Pointe	40%	123	123	4,757	—	—
Alta Mar	100%	131	74	24,527	57	19,600
Las Olas River House	68%	287	204	154,767	83	111,600
Pine Crest Village I	100%	2	—	—	2	700
Pine Crest Village II	100%	116	104	24,107	12	4,000
Southridge Pointe	40%	29	29	1,761	—	—
Tuscany on the Intracoastal	100%	162	55	13,568	107	30,500
Venetian Bay Village II	56%	136	133	19,858	3	400
Venetian Bay Village III	56%	144	138	20,413	6	2,300
Waterstreet at Celebration	100%	232	145	25,642	87	18,400
Wekiva Crest	40%	16	16	900	—	—
Woods of Lake Helen	40%	105	105	4,008	—	—
Woods at Southridge	40%	17	17	1,032	—	—
Unconsolidated communities
XII Hundred Grand	50%	159	—	—	159	66,000
XIII Hundred Grand	50%	118	44	16,483	74	28,600

		1,852	1,258	$315,672	594	$286,700

(1)	Homes or home sites sold, but not yet closed.

Investment Division

Results Overview

As stated previously, results for our segments do not distinguish between revenues of consolidated and unconsolidated properties. Therefore, rental revenue and net operating income in the following discussion include both consolidated and unconsolidated rental communities. You should read the following discussion along with the Investment Division operating statements and summary of Investment Division net operating income presented in Note 6. “SEGMENT REPORTING” in the Notes to Consolidated Financial Statements. Net operating income is a supplemental non-GAAP financial measure. A reconciliation of Investment Division net operating income to Investment Division net income <loss> is presented in the Investment Division operating statements in Note 6. “SEGMENT REPORTING” in the Notes to Consolidated Financial Statements.

The Investment Division reported net operating income of $16.9 million and $33.1 million for the three and six month periods ended June 30, 2004, and $14.4 million and $29.2 million for the three and six month periods ended June 30, 2003. Net operating income as a percentage of rental revenue was 49.7% and 49.1% for the three and six month periods ended June 30, 2004, and 48.4% and 48.7% for the three and six month periods ended June 30, 2003.

The following table presents net operating income for our 53 same store Investment Division apartment communities with 11,471 units and the seven apartment communities stabilized and moved to the Investment Division since the beginning of 2003. Prior to their stabilization, the operating results of these seven properties were included in the Homebuilding Division.

	For the Three Months				For the Six Months
	Ended June 30,				Ended June 30,
	2004		2003		2004		2003
Same store stabilized apartment communities:
Rental revenue	$25,263		$24,164		$50,157		$48,167
Property operating expenses	<12,477	>	<12,284	>	<25,065	>	<24,282	>

Net operating income	$12,786		$11,880		$25,092		$23,885

Net operating income as a percentage of rental revenue	50.6%		49.2%		50.0%		49.6%
Average monthly rental revenue per unit	$734		$702		$729		$700

Apartment communities stabilized during period:
Rental revenue	$4,673		$—		$8,956		$—
Property operating expenses	<2,384	>	—		<4,803	>	—

Net operating income	$2,289		$—		$4,153		$—

Net operating income for our 53 same store stabilized apartment communities increased $906,000 , or 7.63%, in the second quarter of 2004 compared to the second quarter of 2003 and increased $1.2 million, or 5.05%, in the six months ended June 30, 2004, compared to the corresponding period in 2003. These increases were mostly due to increases (4.55% and 4.13%, respectively) in rental revenues, which were partially offset by increases (1.57% and 3.22%, respectively) in property operating expenses. The ratio of net operating income to rental revenue for these properties increased 1.4% in the second quarter of 2004 compared to the second quarter of 2003 and increased 0.4% for the six month period ended June 30, 2004, compared to the corresponding period in 2003. Increased property operating expenses included personnel, landscaping, and other costs incurred in connection with leasing efforts in highly competitive rental markets.

The Investment Division reported a $2.7 million gain on the sale of one apartment community in June 2004 and recognized gains totaling $9.2 million in the first six months of 2003. In 2003, we sold three apartment communities, one shopping center, and a portion of an office building. The Investment Division’s gains on sale of real estate were reduced by $1.3 million in 2003 for intercompany profit recognized previously by the Homebuilding Division upon the transfer of an office building to the Investment Division upon its stabilization.

Interest expense for the Investment Division increased by $148,000, or 2%, and $1 million, or 6%, for the three and six month periods ended June 30, 2004, compared to the corresponding periods in 2003. Increases of $1.1 million and $2 million were related to stabilized apartment communities transferred into the Investment Division. For the 53 same store stabilized apartment communities, interest expense increased $371,000, or 3%, for the six-month period due to additional debt from financings of these properties in 2003 and 2004. One commercial property contributed decreases of $638,000 and $712,000 due to costs incurred in paying off an existing mortgage in connection with a refinancing. Decreases of $171,000 and $430,000 came from the sale of Investment Division apartment communities during 2003.

Investment Division depreciation expense was $8 million and $15.7 million for the three and six month periods ended June 30, 2004, compared to $8 million and $14.9 million for the three and six month periods ended June 30, 2003. The 53 same store stabilized apartment communities reported decreases in depreciation expense of $1.1 million and $1 million, primarily the result of resuming depreciation of two properties upon their reclassification from Real Estate Held for Sale to Real Estate Held for Investment in April 2003, including an adjustment to record depreciation for the period during which they were classified as Held for Sale. Increases of $1.2 million and $2.3 million were related to stabilized apartment communities transferred into the Investment Division. Decreases of $215,000 and $495,000 resulted from the sale of properties during 2003.

General and administrative expenses of the Investment Division increased to $1.5 million and $3.3 million for the three and six month periods ended June 30, 2004, from $1.3 million and $2.9 million for the corresponding periods in 2003 mostly due to an increase in property general and administrative expenses. General and administrative expenses as a percentage of divisional revenues were 4.5% for both three month periods and 4.8% for both six months periods.

Liquidity and Capital Resources

Liquidity

Our principal sources of cash are home sales, rental operations of Investment Division properties, borrowings, and proceeds from the sale of Investment Division properties. As our Homebuilding Division continues to grow, home sales, along with project-related construction loans, will become our primary source of cash. We believe these sources will continue to meet our cash requirements, including debt service, property maintenance and improvements, acquisitions of land for development, development costs for rental apartment and for-sale communities under construction or renovation, projected purchases of existing properties, dividends on preferred stock, and repurchases of common stock under the announced buy back program. Although we expect these sources of cash to be sufficient to fund planned uses of cash, we can make no assurance that the expected home sales and Investment Division property sales and borrowings will be completed as planned.

Long-Term Debt

Unsecured Credit Facilities. We have a $20 million unsecured line of credit with affiliates of William S. Friedman, our Chief Executive Officer and Chairman of our Board of Directors. Advances under the line of credit bear interest at the lower of 100 basis points over the thirty-day LIBOR or the lowest rate offered in writing to us for an unsecured loan by an institutional lender. Payments of interest only are due on demand, but such demands may be made no more frequently than monthly. All outstanding principal and interest are due at maturity in January 2006. As of June 30, 2004, all of these funds are available to us.

We have a $5 million unsecured line of credit with Wachovia Bank. Payment terms are interest only monthly at 200 basis points over the thirty-day LIBOR, with the outstanding balance due at maturity of July 2005.

Secured Credit Facilities. We have a $20.2 million revolving line of credit with SouthTrust Bank, an Alabama banking corporation. This loan bears interest at a floating rate equal to the 30-day LIBOR plus 175 basis points, and is payable monthly, with the principal amount maturing in June 2005. It is secured by five properties (one of which was added in July 2004) and shares of our common stock owned by Mr. Friedman and his affiliates. The fair market value of the common stock pledged as collateral is required at all times to be at least $12 million. If the value of the stock pledged as collateral drops below this threshold, we will have 10 days to pledge additional stock or pay down the loan such that the existing collateral meets the bank’s valuation requirements. We have agreed to indemnify Mr. Friedman and his affiliates from any loss, cost, or liability associated with their pledge of stock to secure this line of credit. As of June 30, 2004, there was $10.4 million available to us under this line of credit.

We currently have mortgage loans totaling $198.3 million (of which $25 million represents a revolving commitment), secured by a pool of eleven properties, under a secured credit facility with General Electric Capital Corporation that matures in May 2006. Two of the eleven properties were added to the portfolio after June 30, 2004, in connection with the refinancing of two recourse construction loans. See “Construction Loans”. The mortgage loans under this facility are cross-collateralized and cross-defaulted with each other. We currently have outstanding mortgage loans with an aggregate balance of $103.8 million that bear interest at 173 basis points over the thirty-day LIBOR, payable monthly. If our ratio of net operating income of all of the properties in the pool to the total debt outstanding in the facility (the “Cash on Cash Ratio”) falls below 8% or our ratio of net operating income of the pool to the total debt service required under the facility (“Debt Service Coverage Ratio”) falls below 1.2x, the interest rate for these loans will be increased to 190 basis points over the thirty-day LIBOR.

Under this facility, we also have mortgage loans with an aggregate balance of $94.5 million that currently bear interest at 190 basis points over the thirty-day LIBOR and require monthly payments of principal and interest computed on a 271/2 -year amortization schedule. If our Cash on Cash Ratio for this sub-portfolio reaches 9%, the interest rate on these loans will be reduced to 173 basis points over the thirty-day LIBOR; if our Cash on Cash Ratio for this sub-portfolio reaches 9.75%, principal amortization will cease.

If the portfolio Cash on Cash Ratio does not reach 9.75% by August 2, 2004, payments on all of the loans will change to principal and interest computed on a 30-year amortization schedule beginning on September 1, 2004. Furthermore, if at any time during the term of the loans the portfolio Cash on Cash Ratio falls below 8.75%, we are required to pay the lender 100% of our net cash flow (after payment of property operating expenses, debt service, and impounds) from all of the properties in the portfolio in reduction of the principal balance of the loans until the portfolio Cash on Cash Ratio is again 8.75% or greater for two consecutive quarters. We are currently in discussions with the lender to maintain the current amortization terms.

This credit facility has two one-year extension options. The first extension option requires a Cash on Cash Ratio of 10% or greater and a Debt Service Coverage Ratio of 1.25x or greater. The second extension option requires a Cash on Cash Ratio of 10.5% or greater and a Debt Service Coverage Ratio of 1.3x or greater.

Non-recourse Mortgage Debt. As of June 30, 2004, in addition to the secured facilities, we had an aggregate of $214.1 million of outstanding non-recourse indebtedness secured by 33 Investment Division assets. The agreements governing this mortgage debt generally do not contain restrictive covenants and are not guaranteed by us or any of our subsidiaries or joint ventures. Of these mortgage loans, $179.1 million bear interest at various fixed rates, and $35 million bear interest at various floating rates. As of June 30, 2004, they bore interest at a weighted average rate of 5.9%.

Recourse Mortgage Debt. The following table summarizes the material terms of our recourse mortgage debt (dollars in thousands):

			Interest		Tarragon’s
	Commitment	Balance at	Rate as of		Interest in
Project name	Amount	June 30, 2004	June 30, 2004	Maturity Date	Profits
Emerson Center	$7,352	$7,352	3.61%	Feb 2005	100%
Venetian Bay Village	6,000	6,000	4.11%	Jun 2005	56%
Aventerra Apartments	7,900	7,871	3.36%	Dec 2005	100%
200 Fountain Apartments	11,365	11,365	3.66%	Nov 2005	100%
Northwest O’Hare	3,000	2,990	4.00%	Apr 2006	100%
Orlando Central Park	5,587	5,587	6.00%	Oct 2004	100%
Paramus Shopping Center	2,075	2,075	3.86%	Oct 2007	100%

	$43,279	$43,240

Construction Loans. In connection with our various homebuilding projects, we obtain construction loans to finance the cost of construction. Generally, one of our subsidiaries or a joint venture will incur the construction loan, and we will guarantee the repayment of the construction loan and/or grant a completion guarantee with respect to the project. In general, we repay outstanding amounts under construction loans on for-sale communities with proceeds from home sales. We refinance construction loans on rental communities with permanent or semi-permanent mortgage financing open the completion and stabilization of the properties. The following table summarizes the material terms of our construction loans, all of which we have guaranteed,and the related guarantees (dollars in thousands):

				Interest		Tarragon’s
	Commitment	Balance at		Rate as of		Interest
Project name	Amount	June 30, 2004		June 30, 2004	Maturity Date	in Profits
Alta Mar	$20,500	$4,245		3.36%	Nov 2006	100%
Cason Estates	14,339	—		3.16%	May 2006	100%
Las Olas River House	109,000	95,316		4.16%	Apr 2005	67.5%
Smoky Mountain Ridge	5,000	1,223		4.75%	Aug 2004	33%
Venetian Bay Village	9,000	3,931		3.86%	Dec 2005	56%
Villa Tuscany	22,000	22,000		3.41%	Sep 2004	70%
Vintage at Fenwick	14,425	14,425		3.36%	Sep 2004	70%
Vintage at Lake Lotta	13,579	13,579		3.26%	Nov 2005	100%
Vintage at Madison Crossing	9,518	9,469	(1)	3.36%	Jan 2006	100%
Vintage at Tampa Palms	19,343	19,343	(1)	3.61%	May 2005	100%

	$236,704	$183,531

(1)	These loans were repaid in July 2004 in connection with borrowings under the secured credit facility with General Electric Capital Corporation discussed above.

Condominium Conversion Loans. We generally obtain loans to finance the cost of acquiring and/or renovating rental properties to condominium homes. Generally, one of our subsidiaries or a joint venture will incur the loan, and we will guarantee the repayment of the loan. The following table summarizes the material terms of our construction loans and the related guarantees (dollars in thousands):

			Interest		Tarragon’s
	Commitment	Balance at	Rate as of June 30,		Interest
Project name	Amount	June 30, 2004	2004	Maturity Date	in Profits	Guarantee
5600 Collins	$1,000	$23	4.00%	May 2005	100%	Tarragon/Payment
Pine Crest Village	12,105	5,062	3.36%	Feb 2006	100%	None (1)
Pine Crest Village	16,000	16,000	3.76%	Feb 2006	100%	None (1)
Tuscany on the Intracoastal	12,449	12,449	3.61%	Jun 2006	100%	Tarragon/Payment
Waterstreet at Celebration	26,125	25,125	4.31%	Mar 2006	100%	None (2)

	$67,679	$58,659

(1)	These loans are recourse to the borrower, our subsidiary.

(2)	This loan is cross-defaulted and cross-collateralized with the mortgages totaling $198.3 million under the secured credit facility with General Electric Capital Corporation discussed above.

Mezzanine Loans. In connection with our homebuilding projects, we occasionally obtain mezzanine loans to finance part of the cost of construction. Generally, one of our subsidiaries or a joint venture will incur the construction loan, and we will either guarantee the repayment of the construction loan or grant a completion guarantee with respect to the project. The following table summarizes the material terms of our mezzanine loans, all of which we have guaranteed,and the related guarantees (dollars in thousands):

			Interest		Tarragon’s
		Balance at	Rate as of		Interest
Project name	Commitment Amount	June 30, 2004	June 30, 2004	Maturity Date	in Profits
Las Olas River House	$36,500	$35,558	4.86%	Mar 2005	67.5%
Villa Tuscany	1,290	984	12.00%	Jun 2005	70%

	$37,790	$36,542

Acquisition and Development Loans. In connection with our homebuilding projects, we obtain acquisition and development loans to finance the purchase of land and the development of the infrastructure with the intent to subdivide and sell lots to other homebuilders. Generally, one of our subsidiaries or a joint venture will incur the loan, and we will guarantee the repayment of the loan. The following table summarizes the material terms of our acquisition and development loans, all of which we have guaranteed, and the related guarantees (dollars in thousands):

			Interest		Tarragon’s
	Commitment	Balance at	Rate as of		Interest
Project name	Amount	June 30, 2004	June 30, 2004	Maturity Date	In Profits
Alexandria Place	$4,348	$1,877	6.50%	Jun 2005	40%
Alexandria Pointe	2,562	617	4.36%	Jun 2007	40%
Smoky Mountain Ridge	4,100	3,205	6.00%	Jan 2005	33%
Southridge Pointe	1,158	458	4.36%	Jun 2006	40%
Wekiva Crest	1,241	217	6.50%	Sep 2004	40%
Woods of Lake Helen	2,325	2,262	6.50%	Nov 2005	40%
Woods of Lake Helen	250	250	6.50%	Apr 2005	40%
Woods at Southridge	750	302	4.36%	Dec 2005	40%

	$16,734	$9,188

Land Loans. When we acquire land for future development or sale, we sometimes finance the acquisitions with land loans. Generally, one of our subsidiaries or a joint venture will incur the loan, and we will guarantee the repayment of the loan. The following table summarizes the material terms of our land loans, all of which we have guaranteed, and the related guarantees (dollars in thousands):

		Interest		Tarragon’s
	Balance at	Rate as of		Interest
Project name	June 30, 2004	June 30, 2004	Maturity Date	In Profits
100 East Las Olas	$4,125	6.00%	Mar 2005	70%
Fort Worth Land	1,950	8.50%	Oct 2004	90%
Metropolitan Sarasota	15,522 (1)	3.86%	Aug 2004	70%

	$21,597

(1)	The commitment amount of this loan is $15,750,000 and includes an interest reserve. We plan to refinance this loan prior to its maturity.

Other Non-Recourse Debt. We have a loan of $8.4 million due to Aetna secured by interests in our joint ventures with it. The loan matures in November 2010. Aetna receives a sliding percentage ranging from all to 10% of operating cash flow or capital proceeds from the three properties owned by the joint ventures based on the cumulative return received.

Sources and Uses of Cash

The following table presents major sources and uses of cash for the six month periods ended June 30, 2004 and 2003.

	For Six Months Ended June 30,
	2004		2003
Sources of cash:
Net cash flow from property operations	$6,671		$6,881
Net proceeds from the sale of real estate
Investment Division	693		13,585
Homebuilding Division	510		—
Net proceeds <payments> related to financings and other borrowings
Investment Division	10,844		11,324
Homebuilding Division	18,000		—
Lines of credit	5,023		<2,928	>
Net proceeds from home sales	2,631		7,178
Other:
Proceeds from disposition of other assets	2,075		—
Proceeds from the exercise of stock options	4,746		189
Other	—		1,213

Total sources of cash	51,193		37,442

Uses of cash:
Purchase of homebuilding inventory or land for development	<14,048	>	<14,655	>
Development and renovation costs (net of borrowings)	<9,769	>	275
Advances to partnerships and joint ventures for homebuilding activities	<5,219	>	<7,900	>

Cash used in homebuilding activities	<29,036	>	<22,280	>

Purchase of Investment Division apartment community	<4,161	>	—
Property capital improvements	<4,619	>	<4,009	>
Other:
Stock repurchases	<312	>	<2,231	>
General and administrative expenses paid	<11,432	>	<7,943	>
Dividends to stockholders	<452	>	<339	>
Other	<624	>	—

Total uses of cash	<50,636	>	<36,802	>

Net sources of cash	$557		$640

Contractual Commitments. The following table summarizes information regarding our contractual commitments as of June 30, 2004:

	Six Months Ending	2005	2007
	December 31, 2004	and 2006	and 2008	Thereafter	Total
Scheduled debt maturities	$66,863	$478,791	$33,301	$176,452	$755,407
Operating leases	622	2,270	2,035	26,173	31,100

	67,485	481,061	35,336	202,625	786,507

Guaranteed debt of unconsolidated partnerships and joint ventures	5,075	23,706		900	29,681

	$72,560	$504,767	$35,336	$203,525	$816,188

Off-Balance Sheet Arrangements. We have guaranteed an unconsolidated entity’s $5 million land loan that matures in December 2004 and $900,000 of a self-amortizing mortgage that matures in July 2023 on an unconsolidated office building. Additionally, we have guaranteed two construction loans totaling $55 million, with an aggregate balance at June 30, 2004, of $23.7 million, of an unconsolidated joint venture. The construction loans mature in March and April 2005 and may be extended for one additional year.

Common Stock Repurchase Program

Our Board of Directors has authorized a common stock repurchase program. Since the beginning of 2001, we have repurchased almost 900,000 shares of our common stock because we believe the fair market value of our net assets per share is substantially greater than the market price of our common stock. We expect to repurchase fewer shares of our common stock during 2004 than we have in the past three years. During the first half of 2004, we repurchased 21,585 shares at a cost of $297,000. As of June 30, 2004, Tarragon had authority to repurchase an additional 832,717 common shares.

Critical Accounting Policies and Estimates

Accounting estimates are an integral part of the preparation of our consolidated financial statements and our financial reporting process and are based on our current judgments. Certain accounting estimates are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ from our current judgments. The most significant accounting policies affecting our consolidated financial statements are as follows.

Asset Impairment. GAAP requires a property held for sale to be measured at the lower of its carrying amount or fair value less costs to sell. In instances where a property’s estimated fair value less costs to sell is less than its carrying value at the time of evaluation, we recognize a loss and write down the property’s carrying value to its estimated fair value less costs to sell. We recognize a gain for subsequent increases in fair value less costs to sell, but not in excess of the cumulative loss previously recognized. Our review of properties held for sale generally includes selective site inspections, comparing the property’s current rents to market rents, reviewing the property’s expenses and maintenance requirements, discussions with the property manager, and a review of the surrounding area. We may make adjustments to estimated fair values based on future reviews.

We also evaluate our properties held for investment for impairment whenever events or changes in circumstances indicate that a property’s carrying value may not be recoverable. This evaluation generally consists of reviewing the property’s cash flow and current and projected market conditions, as well as changes in general and local economic conditions. If we conclude that a property has been impaired, we recognize an impairment loss and write down the property’s carrying value to estimated fair value.

Investments in Joint Ventures Accounted for Using the Equity Method. In December 2003, the FASB issued FIN 46R. FIN 46R clarifies the application of Accounting Research Bulletin 51, “Consolidated Financial Statements,” for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or in which equity investors do not have the characteristics of a controlling financial interest, or “variable interest entities.” Variable interest entities within the scope of FIN 46R are required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. We adopted the provisions of FIN 46R in the first quarter of 2004 and, as a result, consolidated seven variable interest entities.

We use the equity method to account for investments in partnerships and joint ventures over which we exercise significant influence but do not control or which are not variable interest entities of which we are the primary beneficiary. Under the equity method, our initial investments are increased by our proportionate share of the partnerships’ operating income and additional advances and decreased by our proportionate share of the partnerships’ operating losses and distributions received. Our interest in intercompany transactions is eliminated.

We determine our proportionate share of the profits or losses of the partnerships and joint ventures consistent with the allocation of cash distributions in accordance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 78-9, “Accounting for Investments in Real Estate Ventures.”

We have investments in a number of partnerships or joint ventures in which we hold non-controlling interests or our outside partners have significant participating rights, as defined by the FASB’s Emerging Issues Task Force in its 96-16 Abstract, or important rights, as defined by SOP 78-9 and which we have determined not to be variable interest entities, as defined by FIN 46R. The net effect of not consolidating these joint ventures has been to exclude their assets, liabilities, and gross revenues and expenses. There has been no effect on reported net income or loss except in instances where we have received distributions from a joint venture in excess of our investment in the joint venture, with the excess recorded as income. In these situations, we have recovered our investment in the joint venture; its indebtedness is non-recourse to us, and we have no obligation to fund any of its cash flow deficits.

Revenue Recognition. We have generally recognized revenue from homebuilding sales at the time of closing under the completed contract method. The related profit is recognized when collectibility of the sale price is reasonably assured and the earnings process is substantially complete. When a sale does not meet the requirements for income recognition, profit is deferred until such requirements are met. For mid-rise and high-rise condominium developments, where construction typically takes eighteen months or more, the percentage-of-completion method is employed. Under this method, once construction is beyond a preliminary stage, buyers are committed to the extent of being unable to require refunds except for non-delivery of the home, a substantial percentage of homes are under firm contracts, the sale prices are deemed collectible, and remaining costs and revenues can be reasonably estimated, revenue is recorded as a portion of the value of non-cancelable sale contracts. Revenue recognized is calculated based upon the percentage of construction costs incurred in relation to total estimated construction costs. Any amounts due under sale contracts, to the extent recognized as revenue, are recorded as contracts receivable.

Rental revenue is recognized on the straight-line method. Lease terms for our apartment communities are generally for one year or less. Lease terms for our commercial properties are generally from three to five years, although they may be shorter or longer. Rental concessions are deferred and amortized on the straight-line method over the lease terms as a reduction to rental revenue. We accrue percentage rentals only after the tenant’s sales have reached the threshold provided for in the lease.

Interest and management fee revenue are recognized when earned. Revenue from long term laundry and cable service contracts is deferred and amortized to income on the straight-line method over the terms of the contracts.

Gains on Sale of Real Estate. Gains on sales of real estate are recognized when and to the extent permitted by SFAS No. 66 – “Accounting for Sales of Real Estate.” Until the requirements of SFAS No. 66 for full profit recognition have been met, transactions are accounted for using the deposit, installment, cost recovery, or financial method, whichever is appropriate.

Deferred Tax Assets. Our deferred tax assets represent expenses and losses that will offset future income tax liability. If we are unable to generate income tax liability resulting from future net income, the value of this tax asset would be impaired. We consider such factors as current trends and profit margins in determining projected net income, and projected net income is used to assess realizable value of the deferred tax asset.

Environmental Matters

Under federal, state, and local environmental laws, ordinances, and regulations, Tarragon may be liable for removal or remediation costs, as well as other costs (such as fines or injuries to persons and property) where our employees may have arranged for removal, disposal, or treatment of hazardous or toxic substances. In addition, environmental laws impose liability for release of asbestos-containing materials into the air, and third parties can seek recovery from Tarragon for personal injury associated with those materials. We are not aware of any liability relating to these matters that would have a material adverse effect on our business, financial position, or results of operations. However, there is a matter involving the alleged release of asbestos-containing materials at one of our condominium conversion projects, as described in Part II, Item 1. “LEGAL PROCEEDINGS.” As of this date, we are unable to determine the outcome of this matter and whether it will have a material impact on our financial statements. We have incurred legal and other professional fees and costs of relocating residents in connection with this matter totaling $326,000 to date. Remediation has been completed at a total cost of $800,000.

Risks Associated with Forward-Looking Statements Included in this Form 10-Q

In addition to historical information, this Form 10-Q contains forward-looking statements. Forward-looking statements are expressions of our current beliefs and expectations, based on information currently available to us, estimates, and projections about our industry, and certain assumptions made by our management. These statements are not historical facts. We use words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions to identify our forward-looking statements, which include, among other things, our anticipated financings and sales of properties and Homebuilding inventory.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Tarragon is exposed to market risk from changes in interest rates that may adversely affect our financial position, results of operations, and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage such exposure through our regular operating and financing activities. We do not trade or speculate in financial instruments. There have been no material changes to Tarragon’s market risk since December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed as of the end of the period covered by this Form 10-Q, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at June 30, 2004, to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Tarragon’s Board of Directors authorized the repurchase of up to 1 million shares of its common stock under a share repurchase program implemented in September 2001. Through December 31, 2003, we had repurchased 645,698 shares of our common stock pursuant to this repurchase program. We did not repurchase shares of our common stock during the first three months of 2004. In March 2004, the Board of Directors authorized the repurchase of up to an additional 500,000 shares. The share repurchase program has no expiration date. The following table presents shares repurchased during the three months ended June 30, 2004.

			Total Number of	Maximum Number of
		Weighted	Shares Repurchased	Shares that May Yet
	Total Number of	Average Price Paid	as Part of Publicly	Be Repurchased
Period	Shares Repurchased	per Share	Announced Program	Under the Program
April 1 thru April 30, 2004	7,000	$14.22	7,000
May 1 thru May 31, 2004	9,585	13.83	9,585
June 1 thru June 30, 2004	5,000	13.03	5,000

Total	21,585	$13.77	21,585	832,717

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Registrant’s Annual Meeting of Stockholders occurred on June 14, 2004, at which proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934 (the Exchange Act), there was no solicitation in opposition to the management’s nominees listed in the proxy statement, and all of such nominees were elected.

In addition to election of directors, the following matters were voted upon at the Annual Meeting and received the number of votes cast FOR, AGAINST or WITHHELD, as well as the number of abstentions and broker non-votes:

	Votes	Votes	Abstentions and
Matter	FOR	AGAINST	Broker Non-Votes
Ratification of the selection of Grant Thornton LLP as independent auditors for the fiscal year ending December 31, 2004	12,597,826	23,173	28,646
Approval of an amendment to the Articles of Incorporation to change the name to Tarragon Corporation	12,590,525	29,887	29,233
Approval of an amendment to the Articles of Incorporation to increase the total number of authorized shares of Common Stock from 20,000,000 shares to 100,000,000 shares and increase the total number of authorized shares of Special Stock from 10,000,000 shares to 20,000,000 shares	8,733,490	735,388	61,706
Approval of an Omnibus Plan for employee options and stock-based awards	8,719,860	751,898	98,826

With respect to each nominee for election as a director, the following table sets for the number of votes cast FOR or WITHHELD:

	Votes	Votes
Director Nominee	FOR	WITHHELD
Willie K. Davis	12,613,596	36,049
Richard S. Frary	12,613,414	36,231
William S. Friedman	12,607,790	41,855
Lance Liebman	12,614,236	35,409
Robert C. Rohdie	12,612,680	36,965
Robert P. Rothenberg	12,612,356	37,289
Lawrence G. Schafran	12,614,454	35,191
Raymond J.V. Schrag	12,614,356	35,289
Carl B. Weisbrod	12,614,261	35,384

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

3.1	Articles of Incorporation of Tarragon Realty Investors, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K dated July 10, 1997).

3.2	Certificate of Designation of Preferences and Relative Participating or Optional or Other Special Rights and Qualification, Limitations or Restrictions thereof of 10% Cumulative Preferred Stock of Tarragon Realty Investors, Inc. as filed with and approved by the Secretary of State of Nevada on May 1, 2000 (incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-31424 on Form S-4 dated March 1, 2000).

3.3	Certificate of Amendment to the Articles of Incorporation of Tarragon Corporation as filed with and approved by the Secretary of State of Nevada on June 22, 2004 (incorporated by reference to Exhibit 3.10 to Form 8-K dated June 14, 2004).

31.1*	Rule 13a-14(a) certification by William S. Friedman, Chief Executive Officer.

31.2*	Rule 13a-14(a) certification by Erin D. Pickens, Executive Vice President and Chief Financial Officer.

32*	Section 1350 certifications by William S. Friedman, President and Chief Executive Officer, and Erin D. Pickens, Executive Vice President and Chief Financial Officer.

*	filed herewith

     (b) Reports on Form 8-K:

Date of Event	Date Filed	Items Reported
April 22, 2004	May 5, 2004	Item 5. Other Events and
Regulation FD Disclosure

June 14, 2004	June 23, 2004	Item 5. Other Events and
Regulation FD Disclosure

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARRAGON CORPORATION

Date: August 6, 2004	By: /s/ William S. Friedman

William S. Friedman
Chief Executive Officer, Director, and
Chairman of the Board of Directors

Date: August 6, 2004	By: /s/ Erin D. Pickens

Erin D. Pickens
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: August 6, 2004	By: /s/ Stephanie D. Buffington

Stephanie D. Buffington
Director of Financial Reporting
(Principal Accounting Officer)

TARRAGON CORPORATION
INDEX TO EXHIBITS

EXHIBIT 3.1	Articles of Incorporation of Tarragon Realty Investors, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K dated July 10, 1997).

EXHIBIT 3.2	Certificate of Designation of Preferences and Relative Participating or Optimal or Other Special Rights and Qualification, Limitations or Restrictions thereof of 10% Cumulative Preferred Stock of Tarragon Realty Investors, Inc., as filed with and approved by the Secretary of State of Nevada on May 1, 2000 (incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-31424 on Form S-4).

EXHIBIT 3.3	Certificate of Amendment to Articles of Incorporation of Tarragon Corporation as filed with and approved by the Secretary of State of Nevada on June 22, 2004 (incorporated by reference to Exhibit 3.10 to Form 8-K dated June 14, 2004).

EXHIBIT 31.1*	Rule 13a-14(a) certification by William S. Friedman, Chief Executive Officer	Page 45

EXHIBIT 31.2*	Rule 13a-14(a) certification by Erin D. Pickens, Executive Vice President and Chief Financial Officer	Page 46

EXHIBIT 32*	Section 1350 certifications by William S. Friedman, Chief Executive Officer, and Erin D. Pickens, Executive Vice President and Chief Financial Officer	Page 47

*Filed herewith