Form 10-Q
period 2004-09-30
TARRAGON CORP
filed 2004-11-09
CIK 1038217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X]  No [  ]

Common Stock, $.01 par value	15,349,340
(Class)	(Outstanding at November 1, 2004)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements for the period ended September 30, 2004, have not been audited by independent certified public accountants, but, in our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of consolidated financial position, consolidated results of operations, and consolidated cash flows at the dates and for the periods indicated have been included.

TARRAGON CORPORATION

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	September 30,		December 31,
	2004		2003
Assets
Real estate held for investment (net of accumulated depreciation of $132,730 in 2004 and $110,817 in 2003)	$525,739		$395,095
Homebuilding inventory	267,029		97,234
Contracts receivable	129,870		—
Investments in and advances to partnerships and joint ventures	34,425		81,764
Cash and cash equivalents	17,867		21,626
Restricted cash	35,067		6,573
Goodwill	2,691		2,691
Other assets, net	45,732		18,834

	$1,058,420		$623,817

Liabilities and Stockholders’ Equity
Liabilities
Notes and interest payable (including $756 in 2004 due to affiliates)	$800,633		$471,262
8% Senior convertible notes	50,000		—
Other liabilities	55,324		26,886

	905,957		498,148
Commitments and contingencies
Minority interests	21,882		22,341
Stockholders’ equity
Common stock, $.01 par value; authorized shares, 100,000,000; shares outstanding, 15,377,760 in 2004 and 11,583,973 in 2003	126		87
Special stock, $.01 par value; authorized shares, 17,500,000; shares outstanding, none	—		—
Cumulative preferred stock, $.01 par value; authorized shares, 2,500,000; shares outstanding, 753,333 in 2004 and 2003; liquidation preference, $9,040 in 2004 and 2003, or $12 per share	8		8
Paid-in capital	352,498		346,372
Accumulated deficit	<180,022	>	<202,357	>
Treasury stock, at cost; 6,197,445 shares in 2004 and 4,889,821 shares in 2003	<42,029	>	<40,782	>

	130,581		103,328

	$1,058,420		$623,817

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	For the Three Months				For the Nine Months
	Ended September 30,				Ended September 30,
	2004		2003		2004		2003
Revenue
Rentals	$24,417		$21,449		$73,162		$61,965
Homebuilding sales	56,913		20,302		135,062		35,135
Management fees and other (including $88 and $295 in the three and nine month periods in 2004 and $112 and $310 in the three and nine month periods in 2003 from affiliates)	318		166		668		402

	81,648		41,917		208,892		97,502

Expenses
Property operations	13,482		12,303		38,651		33,928
Costs of homebuilding sales	43,409		15,103		105,687		28,733
Depreciation	5,517		4,821		16,469		15,021
General and administrative
Corporate	4,490		3,222		12,432		9,748
Property	1,076		878		3,181		2,756

	67,974		36,327		176,420		90,186

Other income and expenses
Equity in income <loss> of partnerships and joint ventures	<97	>	7,169		5,713		6,276
Minority interest in income of consolidated partnerships and joint ventures	<397	>	<1,166	>	<3,886	>	<2,284	>
Interest income (including $76 and $308 in the three and nine month periods in 2004 from affiliates)	165		412		578		664
Interest expense (including $7 and $9 in the three and nine month periods in 2004 to affiliates)	<6,819	>	<5,520	>	<19,369	>	<19,863	>
Gain on sale of real estate	—		—		378		1,223
Gain on disposition of other assets	—		—		2,075		—

Income <loss> from continuing operations before income tax	6,526		6,485		17,961		<6,668	>
Income tax <expense> benefit	<2,632	>	—		2,400		—

Income <loss> from continuing operations	3,894		6,485		20,361		<6,668	>
Discontinued operations
Income <loss> from operations	—		<21	>	<13	>	144
Gain on sale of real estate	—		7,367		2,666		16,590

Net income	3,894		13,831		23,014		10,066
Dividends on cumulative preferred stock	<226	>	<226	>	<678	>	<559	>

Net income allocable to common stockholders	$3,668		$13,605		$22,336		$9,507

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
(Dollars in thousands, except per share data)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Earnings per common share
Income <loss> from continuing operations allocable to common stockholders	$.24	$.43	$1.32	$	<.49	>
Discontinued operations	—	.50	.18		1.14

Net income allocable to common stockholders	$.24	$.93	$1.50		$.65

Earnings per common share – assuming dilution
Income <loss> from continuing operations allocable to common stockholders and assumed conversions	$.21	$.37	$1.15	$	<.49	>
Discontinued operations	—	.43	.15		1.14

Net income allocable to common stockholders and assumed conversions	$.21	$.80	$1.30		$.65

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Nine Months
	Ended September 30,
	2004		2003
Cash Flows from Operating Activities
Net income	$23,014		$10,066
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of real estate	<3,044	>	<17,813	>
Gain on disposition of other assets	<2,075	>	—
Deferred income tax	<2,400	>	—
Minority interests in income of consolidated partnerships and joint ventures	3,886		2,284
Depreciation and amortization	19,206		17,875
Equity in income of partnerships and joint ventures	<5,713	>	<6,276	>
Costs of homebuilding sales	105,687		28,733
Purchase of homebuilding inventory	<11,431	>	<12,450	>
Noncash compensation related to stock options	320		200
Excess of homebuilding sales revenue over sales collected attributable to commissions and closing costs	<1,817	>	<2,529	>
Homebuilding renovation and development costs paid	<78,292	>	<17,232	>
Noncash homebuilding sales recorded under percentage of completion method	<62,668	>	—
Changes in other assets and liabilities, net of effects of noncash investing and financing activities:
Decrease <increase> in interest receivable	80		<159	>
Increase in other assets	<18,699	>	<3,254	>
Increase<decrease> in other liabilities	13,133		<2,563	>
Increase <decrease> in interest payable	<17,754	>	337

Net cash used in operating activities	<38,567	>	<2,781	>

Cash Flows from Investing Activities
Acquisition of real estate	<8,696	>	—
Proceeds from the sale of real estate	1,203		20,168
Net cash paid in conjunction with consolidation of partnerships and joint ventures	<972	>	—
Property capital improvements	<6,146	>	<7,256	>
Real estate development costs	<5,908	>	<10,186	>
Earnest money deposits paid, net	<6,153	>	<727	>
Advances to partnerships and joint ventures for development costs or for the purchase of land for development	<16,754	>	<27,010	>
Net distributions related to property operations of partnerships and joint ventures	968		7,521
Proceeds from disposition of other assets	2,075		—
Distributions to minority partners of consolidated partnerships	<926	>	<913	>
Buyout of minority partners	<9,555	>	—
Other	<955	>	146

Net cash used in investing activities	<50,847	>	<18,257	>

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(Unaudited)

	For the Nine Months
	Ended September 30,
	2004		2003
Cash Flows from Financing Activities
Proceeds from borrowings	$283,557		$177,698
Principal payments on notes payable	<206,230	>	<159,197	>
Distributions from financing activities of partnerships and joint ventures	4,369		8,837
Stock repurchases	<1,261	>	<3,245	>
Dividends to stockholders	<679	>	<564	>
Proceeds from the exercise of stock options	5,859		231
Other	40		818

Net cash provided by financing activities	85,655		24,578

Net increase in cash and cash equivalents	<3,759	>	3,540
Cash and cash equivalents, beginning of period	21,626		18,023

Cash and cash equivalents, end of period	$17,867		$21,563

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$34,934		$18,550

Income taxes paid	$470		$—

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Changes in assets and liabilities in connection with the purchase of real estate:
Real estate	$19,951		$—
Restricted cash	114		—
Other assets	163		—
Notes and interest payable	<11,333	>	—
Other liabilities	<199	>	—

Cash paid	$8,696		$—

Assets written off and liabilities released in connection with the sale of real estate:
Real estate	$2,517		$22,006
Other assets	137		382
Notes and interest payable	<4,402	>	<19,374	>
Other liabilities	<93	>	<659	>
Gain on sale	3,044		17,813

Cash received	$1,203		$20,168

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(Unaudited)

	For the Nine Months
	Ended September 30,
	2004			2003
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES (Continued):
Effect on assets and liabilities of the consolidation of four apartment communities, four homebuilding projects, and one commercial property in 2004 and the deconsolidation of one property in 2003:
Real estate		$116,567		$	<16,377	>
Homebuilding inventory		107,414			—
Contracts receivable		78,066			—
Investments in and advances to partnerships and joint ventures		<65,101	>		2,549
Restricted cash		17,073			—
Other assets		15,195			<260	>
Notes and interest payable		<238,715	>		13,424
Other liabilities		<23,362	>		664
Minority interest		<6,165	>		—

Net cash paid	$	<972	>		$—

Purchase of mortgage receivable financed with note payable		$—			$12,826

Liabilities that financed the purchase of homebuilding inventory		$63,572			$60,866

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for the nine month period ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2003. Dollar amounts in tables are in thousands. Certain 2003 balances have been reclassified to conform to the 2004 presentation.

NOTE 2. STOCK OPTION PLANS

In 2002, we adopted the fair value method defined in Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” in accounting for our stock option plans, where previously we applied the Accounting Principles Board’s Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related Interpretations. We elected to apply it prospectively for all options granted or modified since the beginning of 2002, as allowed by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Because some awards under the plans vest over periods ranging from one to five years, the cost related to stock-based employee compensation included in the determination of net income for the three and nine month periods ended September 30, 2004 and 2003, is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per common share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

	For The Three Months Ended September 30,				For The Nine Months Ended September 30,
	2004		2003		2004		2003
Net income allocable to common stockholders, as reported	$3,668		$13,605		$22,336		$9,507
Add:
Stock-based employee compensation expense included in reported net income	85		49		320		201
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards	<96	>	<109	>	<342	>	<387	>

Pro forma net income allocable to common stockholders	$3,657		$13,545		$22,314		$9,321

Earnings per common share
Net income allocable to common stockholders, as reported	$.24		$.93		$1.50		$.65

Net income allocable to common stockholders, pro forma	$.24		$.93		$1.50		$.63

Earnings per common share – assuming dilution
Net income allocable to common stockholders, as reported	$.21		$.80		$1.30		$.65

Net income allocable to common stockholders, pro forma	$.21		$.80		$1.30		$.63

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 3. VARIABLE INTEREST ENTITIES

In December 2003, the Financial Accounting Standards Board issued Interpretation 46-R (“FIN 46R”), “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements.” FIN 46R changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46R requires a variable interest entity (“VIE”) to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or entitled to receive a majority of the entity’s residual returns or both. Additionally, if the holders of equity at risk as a group do not have controlling financial interest, the entity may be defined as a VIE. Once an entity is determined to be a VIE, the primary beneficiary must consolidate the VIE into its financial statements. We adopted the provisions of FIN 46R on January 1, 2004.

We have identified eight partnerships and joint ventures, over which we exercise significant influence but do not control, which qualify as VIEs and of which we are the primary beneficiary. These eight entities, which were previously accounted for using the equity method, have been consolidated in accordance with FIN 46R. Their assets and liabilities were recorded at carrying value. The eight entities consist of three limited partnerships and one limited liability company engaged in homebuilding and one partnership and three limited liability companies which own and operate rental apartment communities with 1,226 units. The consolidation of these eight entities increased assets by $365.1 million as of September 30, 2004. Gross revenue for the three and nine month periods ended September 30, 2004, includes rentals of $2.8 million and $9 million, respectively, and respective homebuilding sales of $6.5 million and $46 million produced by these eight consolidated entities. One Las Olas, Ltd. is the most significant of the VIEs with $209.9 million in assets as of September 30, 2004, and gross revenue of $6.5 million and $46 million for the three and nine months ended September 30, 2004, respectively. One Las Olas, Ltd. is a limited partnership currently developing Las Olas River House, a luxury high-rise condominium development in Ft. Lauderdale, FL. Two of these VIEs have mortgages of $53.9 million that are non-recourse to the general assets of Tarragon.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 4. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES

Investments in and advances to partnerships and joint ventures consisted of the following carrying values:

	Tarragon’s
	Interest	September 30,	December 31,
	in Profits	2004	2003
601 Ninth Street Development, L.L.C.	50%	$—	$477
801 Pennsylvania Avenue	50%	24	15
900 Monroe Street Development, L.L.C.	50%	407	—
Adams Street Development, L.L.C.	40%	4,217	1,567
Ansonia Apartments, L.P.	70%	—	—
Ansonia Liberty, L.L.C.	90%	—	—
Block 88 Development, L.L.C.	40%	2,729	610
Block 99/102 Development, L.L.C.	40%	2,820	233
Block 144 Development, L.L.C.	50%	279	—
Cypress Grove, L.L.C.	50%	4,043	—
Danforth Apartment Owners, L.L.C.	99%	—	80
Delaney Square, L.L.C.	50%	3,317	—
Fenwick Tarragon Apartments, L.L.C.(1)	70%	—	1,830
Guardian-Jupiter Partners, Ltd.(1)	70%	—	3,315
Lake Sherwood Partners, L.L.C. (1)	70%	—	—
Larchmont Associates, L.P.	57%	3,051	2,619
Madison Warehouse Development, L.L.C.	50%	355	—
Merritt 8 Acquisitions, L.L.C.	80%	—	907
Merritt Stratford, L.L.C.	50%	219	497
Metropolitan Sarasota (1)	70%	—	15,910
One Las Olas, Ltd. (1)	70%	—	33,993
100 East Las Olas, Ltd., and East Las Olas, Ltd. (1)	70%	—	6,408
Sacramento Nine	70%	369	443
Summit/Tarragon Murfreesboro, L.L.C. (1)	70%	—	416
Tarragon Calistoga, L.L.C.	80%	632	557
Tarragon Savannah I & II, L.L.C.	99%	2,268	2,514
Thirteenth Street Development, L.L.C.	50%	9,440	8,393
Upper Grand Realty, L.L.C.	50%	255	—
Vineyard at Eagle Harbor, L.L.C.	99%	—	—
Warwick Grove Company, L.L.C. (1)	50%	—	980

		$34,425	$81,764

(1)	The Company adopted the provisions of FIN46R as of January 1, 2004, and as a result, these investments are consolidated for 2004.

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

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 4. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES (Continued)

We have guaranteed an unconsolidated entity’s $5 million land loan that matures in December 2004. We have also guaranteed payment of $3.5 million of a loan with an outstanding balance of $37.5 million of an unconsolidated joint venture. This loan matures in October 2006 and upon maturity may be extended for six months. Additionally, we have guaranteed $55 million of construction loans, with an aggregate balance at September 30, 2004, of $29.9 million, of an unconsolidated joint venture. The construction loans mature in March and April 2006 and may be extended for six months. We have recorded liabilities totaling $1.2 million in connection with two of these guarantees. Estimated fair values of other guarantees provided since January 1, 2003, are not significant.

Below are unaudited summarized financial data for our unconsolidated partnerships and joint ventures for the three and nine month periods ended September 30, 2004 and 2003.

	For the Three Months						For the Nine Months
	Ended September 30,						Ended September 30,
	2004			2003			2004			2003
Rental revenue		$9,433			$12,500			$28,721			$34,708
Property operating expenses		<4,988	>		<6,947	>		<14,798	>		<18,938	>
Interest expense		<3,226	>		<4,779	>		<9,908	>		<13,285	>
Depreciation expense		<1,712	>		<2,417	>		<5,167	>		<7,044	>

Net loss		<493	>		<1,643	>		<1,152	>		<4,559	>
Elimination of management and other fees paid to Tarragon		362			442			1,084			1,218

Net income <loss> before management fees paid to Tarragon	$	<131	>	$	<1,201	>	$	<68	>	$	<3,341	>

Equity in income <loss> of partnerships and joint ventures	$	<190	>	$	<792	>	$	<69	>	$	<2,365	>
Loss from investment written off		—			<313	>		—			<313	>
Cash distributions in excess of investment		93			8,274			5,782			8,954

	$	<97	>		$7,169			5,713			$6,276

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 5. EARNINGS PER COMMON SHARE

Earnings per common share have been computed based on the weighted average number of shares of common stock outstanding for the three and nine month periods ended September 30, 2004 and 2003. Following is a presentation of net income allocable to common stockholders and earnings per common share – assuming dilution adjusted to exclude the after-tax interest expense related to the convertible notes that were issued in September 2004 and the effect on weighted average shares – assuming dilution if the aforementioned notes were converted to stock, as discussed in NOTE 8. “SALE OF CONVERTIBLE NOTES”. The information presented for 2003 has been restated to give effect to the five-for-four stock split in January 2004.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Net income allocable to common stockholders, as reported	$3,668	$13,605	$22,336	$9,507
Add:
Convertible notes tax effected interest expense	120	—	120	—

Net income allocable to common stockholders and assumed conversions	$3,788	$13,605	$22,456	$9,507

Earnings per common share
Net income allocable to common stockholders, as reported	$.24	$.93	$1.50	$.65

Net income allocable to common stockholders and assumed conversions - assuming dilution	$.21	$.80	$1.30	$.65

Weighted average of common shares used in computing earnings per share	15,254,133	14,581,036	14,909,466	14,700,636
Convertible preferred interest of minority partner in consolidated joint venture	445,398	445,398	445,398	—
Convertible securities	444,018	—	149,086	—
Effect of stock options	1,565,293	1,932,502	1,710,601	—

Weighted average of common shares used in computing earnings per share – assuming dilution	17,708,842	16,958,936	17,214,551	14,700,636

The convertible preferred interest of minority partner in consolidated joint venture represents the preferred interest of Mr. Robert Rohdie in a joint venture we consolidate. For the nine month period ended September 30, 2003, his interest was convertible into 445,398 shares. For the nine month period ended September 30, 2003, on a weighted average basis, options to purchase 3,611,914 shares of common stock at a price of $5.70 were outstanding. The effect of the options, the convertible preferred interest, and the convertible notes are not reflected in the computations of weighted average shares of common stock outstanding – assuming dilution and weighted average shares of common stock outstanding – assuming dilution, pro forma because their effect is antidilutive due to a loss from continuing operations allocable to common stockholders during the period. During all periods presented, the exercise prices of all options were less than the market prices of the common stock.

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

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 6. SEGMENT REPORTING (Continued)

Homebuilding. For-sale assets in this division include luxury mid-rise and high-rise condominiums and townhouses under development and existing apartment communities under conversion to condominiums. They also include single-family home sites for sale to homebuilders. Communities under development and/or being marketed for sale at September 30, 2004, include the following:

		Number of
		Remaining
		Homes or
Community	Location	Home Sites	Description
Consolidated communities
100 East Las Olas	Ft. Lauderdale, FL	90	Mixed-use retail and condominium development
5600 Collins Avenue	Miami Beach, FL	6	Condominium conversion
Alexandria Place	Apopka, FL	26	Single-family home site development
Alexandria Pointe	Deland, FL	102	Single-family home site development
Alta Mar	Ft. Meyers, FL	131 (a)	Mid-rise luxury condominium development
Arlington Park	Tampa, FL	76	Townhome conversion
Belle Park	Nashville, TN	36	Luxury single-family home development
Las Olas River House	Ft. Lauderdale, FL	287 (a)	High-rise luxury condominium development
Lincoln Pointe	Aventura, FL	147	Townhome conversion
Pine Crest Village I	Ft. Lauderdale, FL	2	Condominium conversion
Pine Crest Village II	Ft. Lauderdale, FL	116	Condominium conversion
Southridge Pointe	Deland, FL	29	Single-family home site development
Tuscany on the Intracoastal	Boynton Beach, FL	101	Condominium conversion
Venetian Bay Village II	Kissimmee, FL	133	Townhome vacation community
Venetian Bay Village III	Kissimmee, FL	144	Townhome vacation community
Waterstreet at Celebration	Celebration, FL	145	Condominium conversion
Wekiva Crest	Apopka, FL	10	Single-family home site development
Woods of Lake Helen	Lake Helen, FL	95	Single-family home site development
Woods at Southridge	Deland, FL	17	Single-family home site development

		1,693

Unconsolidated communities
1100 Adams	Hoboken, NJ	76	Mid-rise luxury condominium development
Cypress Grove	Pompano Beach, FL	476	Townhome community
The Grande	Orlando, FL	364	Mid-rise condominium conversion
Warwick Grove	Warwick, NY	214	Traditional new development - flats, townhomes, and condominiums
XII Hundred Grand	Hoboken, NJ	159	Mid-rise luxury condominium development
XIII Hundred Grand	Hoboken, NJ	118	Mid-rise luxury condominium development

		1,407

		3,100

(a)	We have recognized revenue for sales of 100 homes for Alta Mar and 203 homes for Las Olas River House under the percentage of completion method as of September 30, 2004.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 6. SEGMENT REPORTING (Continued)

Also included in the Homebuilding Division are rental communities under development or in initial lease-up, existing rental communities under renovation or reposition, and land held for development or sale. The Homebuilding Division has 216 apartments in one rental community, two communities with 442 apartments under construction, and land for the development of one additional community with 90 apartments.

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

Gross profit on homebuilding sales is based on estimates of total project sales value and total project costs. When estimates of sales value or project costs are revised, gross profit is adjusted in the period of change so that cumulative project earnings reflect the revised profit estimate. During the third quarter of 2004, we revised our estimate of sales value for Tuscany on the Intracoastal, resulting in an increase in gross profit of approximately 2% from the previous estimate.

Investment. This division includes properties with stabilized operations. We consider a property stabilized when development or renovation is substantially complete and recurring operating income exceeds operating expenses and debt service. The Investment Division has 45 consolidated stabilized apartments and 17 stabilized apartments owned through unconsolidated partnerships and joint ventures. It also has consolidated commercial properties with 1.3 million square feet and commercial properties owned through unconsolidated partnerships and joint ventures with 103,036 square feet.

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

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 6. SEGMENT REPORTING (Continued)

	HOMEBUILDING DIVISION
	Operating Statements
	For the Three Months							For the Nine Months
	Ended September 30,							Ended September 30,
	2004			2003				2004			2003
Homebuilding sales	$56,913		100%	$20,302		100%		$135,062		100%		$35,135		100%
Intercompany sales	—		—	62,200		100%		—		—		92,909		100%

	56,913		100%	82,502		100%		135,062		100%		128,044		100%

Costs of homebuilding sales	<43,409	>	<76%>	<15,103	>	<74	%>	<105,687	>	<78%>		<28,733	>	<82	%>
Costs of intercompany sales	—		—	<53,303	>	<86	%>	—		—		<77,490	>	<83	%>

	<43,409	>	<76%>	<68,406	>	<83	%>	<105,687	>	<78%>		<106,223	>	<83	%>

Gross profit on homebuilding sales	13,504		24%	5,199		26%		29,375		22%		6,402		18%
Gross profit from intercompany sales	—		—	8,897		14%		—		—		15,419		17%

	13,504		24%	14,096		17%		29,375		22%		21,821		17%
Minority interests in homebuilding sales of consolidated partnerships and joint ventures	<375	>	<1%>	<591	>	<1	%>	<3,002	>	<2%>		<687	>	<1	%>
Outside partners’ interests in intercompany sales of unconsolidated partnerships and joint ventures	—		—	<2,463	>	<3	%>	—		—		<3,440	>	<3	%>
Additional costs attributable to profits recognized by the Investment Division on intercompany sales(a)	—		—	<2,313	>	<3	%>	<791	>	<1%>		<3,738	>	<3	%>

	13,129		23%	8,729		11%		25,582		19%		13,956		11%
Other income and expenses:
Net loss from property operations	<383	>	<1%>	<1,553	>	<2	%>	<1,144	>	<1%>		<4,353	>	<3	%>
General and administrative expenses	<3,917	>	<7%>	<2,859	>	<3	%>	<10,688	>	<8%>		<8,386	>	<7	%>
Other corporate items	343		1%	401		—		1,109		1%		724		1%
Gain on disposition of joint venture interest	—		—	—		—		1,698		1%		—		—
Gain on sale of real estate, net of minority interest	—		—	—		—		350		—		—		—
Prepayment penalty on early retirement of debt in connection with condominium conversion	—		—	—		—		—		—		<3,117	>	<2	%>

Net income <loss>	$9,172		16%	$4,718		6%		$16,907		13%	$	<1,176	>	<1	%>

(a)	The Homebuilding Division’s basis in Pine Crest is higher than our cost because the Investment Division recognized a gain on the transfer of this property to the Homebuilding Division in 2002. See reconciliation of divisional net income <loss> to consolidated net income <loss> below. Beginning in 2004, properties are transferred between divisions at cost.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 6. SEGMENT REPORTING (Continued)

	HOMEBUILDING DIVISION
	Balance Sheets
	September 30,	December 31,
	2004	2003
Assets
Real estate held for investment	$32,858	$32,166
Homebuilding inventory (a)	273,458	104,454
Contracts receivable	129,870	—
Investments in partnerships and joint ventures	31,882	77,242
Cash	15,762	19,365
Restricted cash	25,748	1,042
Other assets	26,494	5,746

	$536,072	$240,015

Liabilities and Equity
Notes and interest payable	$281,127	$65,912
Other liabilities	39,700	11,969

	320,827	77,881

Minority interest	11,429	1,824
Equity	203,816	160,310

	$536,072	$240,015

(a)	The Homebuilding Division’s basis in Pine Crest is higher than our cost because the Investment Division recognized a gain on the transfer of this property to the Homebuilding Division in 2002. See reconciliation of divisional total assets to consolidated total assets below. Beginning in 2004, properties are transferred between divisions at cost.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 6. SEGMENT REPORTING (Continued)

	INVESTMENT DIVISION
	Operating Statements
	For the Three Months					For the Nine Months
	Ended September 30,					Ended September 30,
	2004			2003		2004		2003
Rental revenue		$33,603		$31,947		$100,907		$91,783
Property operating expenses		<18,019	>	<17,490	>	<52,259	>	<48,171	>

Net operating income		15,584		14,457		48,648		43,612
Net gain on sale of real estate		—		7,367		2,666		16,524
Distributions from unconsolidated partnerships and joint ventures in excess of investment		82		8,274		5,772		8,954
Minority interests in income of consolidated partnerships and joint ventures		<19	>	<463	>	<774	>	<1,293	>
Elimination of management and other fees paid to Tarragon by unconsolidated partnerships and joint ventures		362		410		1,084		1,104
Outside partners’ interests in losses of unconsolidated partnerships and joint ventures		118		348		253		594
General and administrative expenses		<1,649	>	<1,241	>	<4,925	>	<4,118	>
Other corporate items		139		176		515		343
Interest expense		<10,085	>	<9,310	>	<28,935	>	<27,132	>
Depreciation expense		<7,922	>	<7,462	>	<23,622	>	<22,354	>

Net income <loss>	$	<3,390	>	$12,556		$682		$16,234

	INVESTMENT DIVISION
	Balance Sheets
	September 30,	December 31,
	2004	2003
Assets
Real estate held for investment (a)	$534,100	$395,507
Investments in partnerships and joint ventures (a)	38,679	50,677
Cash	2,105	2,261
Restricted cash	9,319	5,531
Other assets	16,591	13,088

	$600,794	$467,064

Liabilities and Equity
Notes and interest payable	$519,505	$405,350
8% Senior convertible notes	50,000	—
Other liabilities	15,624	14,917

	585,129	420,267

Minority interest	14,440	20,517
Equity	1,225	26,280

	$600,794	$467,064

(a)	The Investment Division’s basis in properties transferred from the Homebuilding Division prior to January 1, 2004, is higher than our cost because the Homebuilding Division recognized profits upon these transfers. See reconciliation of divisional total assets to consolidated total assets below. Beginning in 2004, properties are transferred between divisions at cost.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 6. SEGMENT REPORTING (Continued)

	For the Three Months Ended						For the Nine Months Ended
	September 30,						September 30,
	2004			2003			2004			2003
Summary of Investment Division net operating income:
Rental revenue
Same store stabilized apartment communities	$24,837		100%	$24,763		100%	$74,996		100%	$72,929		100%
Apartment communities stabilized during period	4,535		100%	1,551		100%	13,491		100%	1,551		100%
Apartment communities targeted for reposition in 2003	—		—	818		100%	—		—	2,550		100%
Apartment communities sold during period	—		—	1,021		100%	382		100%	3,817		100%
Apartment community acquired during period	384		100%	—		—	605		100%	—		—
Commercial properties	3,847		100%	3,794		100%	11,433		100%	10,936		100%

	33,603		100%	31,947		100%	100,907		100%	91,783		100%
Property operating expenses
Same store stabilized apartment communities	<12,942	>	<52%>	<13,222	>	<53%>	<38,014	>	<51%>	<37,505	>	<51%>
Apartment communities stabilized during period	<2,735	>	<60%>	<801	>	<52%>	<7,537	>	<56%>	<801	>	<52%>
Apartment communities targeted for reposition in 2003	—		—	<1,044	>	<128%>	—		—	<2,536	>	<99%>
Apartment communities sold during period	—		—	<687	>	<67%>	<277	>	<73%>	<2,295	>	<60%>
Apartment community acquired during period	<261	>	<68%>	—		—	<352	>	<58%>	—		—
Commercial properties	<2,081	>	<54%>	<1,736	>	<46%>	<6,079	>	<53%>	<5,034	>	<46%>

	<18,019	>	<54%>	<17,490	>	<55%>	<52,259	>	<52%>	<48,171	>	<52 >
Net operating income
Same store stabilized apartment communities	11,895		48%	11,541		47%	36,982		49%	35,424		49%
Apartment communities stabilized during period	1,800		40%	750		48%	5,954		44%	750		48%
Apartment communities targeted for reposition in 2003	—		—	<226	>	<28%>	—		—	14		1%
Apartment communities sold during period	—		—	334		33%	105		27%	1,522		40%
Apartment community acquired during period	123		32%	—		—	253		42%	—		—
Commercial properties	1,766		46%	2,058		54%	5,354		47%	5,902		54%

	$15,584		46%	$14,457		45%	$48,648		48%	$43,612		48%

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 6. SEGMENT REPORTING (Continued)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2004		2003		2004		2003
Reconciliation of divisional revenues to consolidated revenue:
Homebuilding division total revenue	$56,913		$82,502		$135,062			$128,044
Investment division rental revenue	33,603		31,947		100,907			91,783

	90,516		114,449		235,969			219,827
Less homebuilding revenue from intercompany sales	—		<62,200	>	—			<92,909	>
Less investment division rental revenue presented in discontinued operations	—		<1,021	>	<382	>		<3,888	>
Add management fee and other revenue included in other corporate items	318		166		668			402
Add rental revenues from homebuilding properties presented in net loss from property operations	247		3,023		1,357			8,778
Less rental revenues of unconsolidated partnerships and joint ventures	<9,433	>	<12,500	>	<28,720	>		<34,708	>

Consolidated total revenue	$81,648		$41,917		$208,892			$97,502

Reconciliation of divisional net income <loss> to consolidated net income:
Homebuilding division net income <loss>	$9,172		$4,718		$16,907		$	<1,176	>
Less homebuilding division profit from intercompany sales	—		<6,434	>	—			<11,979	>
Add additional costs attributable to profits recognized by investment division on intercompany sales	—		7		29			20
Add depreciation on higher basis resulting from intercompany sales	—		2,313		791			3,738

Homebuilding division contribution to <reduction of> consolidated net income	9,172		604		17,727			<9,397	>

Investment division net income <loss>	<3,390	>	12,556		682			16,234
Add reduction to investment division gain on sale of real estate for profit previously recognized by homebuilding division	—		—		—			1,289
Add depreciation on higher basis resulting from intercompany sales	744		671		2,205			1,940

Investment division contribution to <reduction of> consolidated net income	<2,646	>	13,227		2,887			19,463
Income tax <expense> benefit	<2,632	>	—		2,400			—

Consolidated net income	$3,894		$13,831		$23,014			$10,066

	September 30,	December 31,
	2004	2003
Reconciliation of divisional total assets to consolidated total assets:
Homebuilding division total assets	$536,072	$240,015
Investment division total assets	600,794	467,064

	1,136,866	707,079
Less higher basis resulting from intercompany sales	<83,784 >	<85,953 >
Add goodwill	2,691	2,691
Add deferred tax asset	2,647	—

Consolidated total assets	$1,058,420	$623,817

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 7. INCOME TAXES

At December 31, 2003, Tarragon had Federal net operating loss carryforwards of approximately $71.2 million. During 2004, Tarragon has provided for income taxes at an effective tax rate of 36% which is net of the reversal of a valuation allowance of $9.8 million. The valuation allowance from December 31, 2003, was reversed during the second quarter as it was determined that realization of Tarragon’s deferred tax asset was more likely than not. As of September 30, 2004, Tarragon’s net deferred tax asset is approximately $2.6 million.

NOTE 8. SALE OF CONVERTIBLE NOTES

On September 16, 2004, Tarragon completed the sale of $50 million principal amount of 8% Senior Convertible Notes Due 2009 (the “Notes”) to Lazard, Frères & Co., LLC (“Lazard”) as the Initial Purchaser under a Purchase Agreement dated September 9, 2004 (the “Purchase Agreement”). The Notes were resold by Lazard to persons reasonably believed to be “Qualified Institutional Buyers” (as defined in Rule 144A under the Securities Act of 1933, as amended the “Securities Act”). The amount of Notes sold includes $10 million principal amount of Notes issued pursuant to an over-allotment option granted to the Initial Purchaser that was exercised. The Notes are general, senior, unsecured obligations of Tarragon, bear interest at the rate of 8% per annum, and are convertible into Tarragon Common Stock at an initial conversion rate of 54.4662 shares per $1,000 in principal amount of Notes (equal to a conversion price of $18.36 per share of Tarragon Common Stock), subject to adjustment in certain instances. Tarragon sold the Notes to the Initial Purchaser at a 6% discount which resulted in net proceeds of $47 million.

Prior to September 16, 2007, the Notes are not redeemable, but after that date until maturity, we have the right, but not the obligation upon certain notice, to redeem Notes (in whole or in part) for cash at a redemption price of $1,000 original amount of Note, plus accrued and unpaid interest if the closing price of Tarragon’s Common Stock equals or exceeds 150% of the then applicable conversion price for 20 out of 30 consecutive trading days. The Notes may also be subject to a “put option” by the Holders if a fundamental change occurs, as that term is defined in the Note Indenture. The Notes have been sold pursuant to and in reliance upon Rule 144A and are subject to certain registration rights. Interest is payable semi-annually in March and September, and the outstanding balance of the Notes is payable at maturity.

NOTE 9. DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” operating results for properties for which we implemented plans of disposals after the adoption of this statement have been reported in discontinued operations. Discontinued operations for the three and nine month periods ended September 30, 2004 and 2003, include the operations of one property sold in 2004 and seven properties sold during 2003. Total revenues for these properties for the nine month period ended September, 2004, were $382,000. Total revenues for the three and nine month periods ended September 30, 2003, were $1 million and $3.9 million, respectively. The operations of these properties were previously reported in the Investment Division.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 10. COMMITMENTS AND CONTINGENCIES

Tarragon is not aware of any liability relating to federal, state, and local environmental laws, ordinances, and regulations that would have a material adverse effect on our business, financial position, or results of operations. However, in April 2003, in connection with the condominium conversion of Pine Crest Village at Victoria Park, a contractor for Tarragon may have inadvertently disturbed asbestos-containing materials. Such actions are currently under investigation by the Environmental Protection Agency and may result in civil and/or criminal proceedings under applicable law. The extent of any resulting liability is unknown at this time. We have incurred legal and other professional fees and costs of relocating residents in connection with this matter totaling $418,000 to date. Remediation has been completed at a total cost of $800,000.

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

Investment Division. The Investment Division continues to be our larger segment in terms of assets. Funds generated by the operation, sale, or refinancing of properties in the investment portfolio support our overhead, service our outstanding indebtedness, and finance our development activities. We measure the performance of the Investment Division primarily by net operating income (rental revenue less property operating expenses) of both consolidated and unconsolidated stabilized rental apartment communities and commercial properties.

Homebuilding Division. Over the past seven years, we have substantially increased our investment in homebuilding and development. We have devoted significant resources to our Homebuilding Division in terms of financial investment and human capital. For the nine months ended September 30, 2004, approximately 70% of our corporate and property general and administrative expenses was attributable to the homebuilding division. Because of the long lead time for large projects in urban areas, we are just starting to recognize revenues from some of our earliest projects, which began in 2000. We measure the performance of the Homebuilding Division primarily by gross profit from home sales of its for-sale communities.

Revenue. Our revenue is principally derived from:

•	Rental revenues associated with leases of apartments to residents and office and retail space to commercial tenants; and

•	Homebuilding sales, which represent sales of condominium homes, townhomes, and residential lots reported on either the completed contract or percentage-of-completion method of revenue recognition, as appropriate;

Expenses. Our expenses principally consist of:

•	Property operating expenses, which are costs associated with operating, leasing, and maintaining rental apartment communities and office and retail properties, including payroll and benefit expenses of site-level employees;

•	Costs of homebuilding sales, which include construction costs, costs of construction supervision, marketing, commissions and other selling costs, interest, developer fees, and architectural and engineering fees;

•	Depreciation of rental apartment communities and office and retail properties; and

•	General and administrative expenses, a significant portion of which consists of compensation and benefits and other personnel-related costs.

Other income and expenses. Other income and expenses include:

•	Interest expense related to mortgages and other debt;

•	Equity in income or losses of partnerships and joint ventures, which represents our pro rata share of the net income or net loss of unconsolidated partnerships and joint ventures and may include income from distributions received from those entities in excess of our share of their income when we have recovered our investment in them. The source of such distributions is generally proceeds from sales of properties or financings;

•	Gain on sales of real estate, which generally consists of gain from sales of assets in our Investment Division; and

•	Minority interests in consolidated partnerships and joint ventures, which consists of our partners’ pro rata share of gross profit from homebuilding sales or net income or net loss resulting from rental operations and the return on a preferred interest in Tarragon Development Company, LLC, which owns interests in nine rental apartment communities.

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

Recent Developments

Acquisitions. On September 30, 2004, a joint venture in which we hold a 50% managing interest acquired the Lincoln at Delaney, a 364-unit, mid-rise luxury apartment property located in downtown Orlando, Florida, for $42.2 million. We intend to convert a portion of the property to condominiums. We financed the purchase with a capital contribution to the joint venture in the amount of $3.3 million and a $38 million acquisition and conversion loan.

In November 2004, a proposed joint venture in which we hold a 50% managing interest is scheduled to close on the acquisition of Park Avenue at Metrowest, a recently completed, 743-unit garden apartment complex with ancillary retail facilities located in Orlando, Florida, for $88 million. We intend to make a capital contribution of approximately $5.5 million to the joint venture, and are currently negotiating the terms of an $80 million acquisition and condominium conversion loan for this project.

In October 2004, we acquired approximately three acres of land in Edgewater, New Jersey for $13 million, for a 168-unit high-rise condominium development to be known as One Hudson Park. We financed this purchase with working capital. We have accepted a commitment for a $63 million construction loan for this project and have begun site and foundation work.

We have agreed to purchase Gables North Village, an existing 315-unit apartment property in Celebration, Florida, for conversion to condominiums, for $47 million. Our due diligence period has expired and we expect to close in January 2005. We intend to finance 85 to 90% of our acquisition and conversion costs with mortgage debt.

In November 2004, we agreed to purchase land in Great Neck, New York for $13 million, for the construction of 40 luxury condominiums. We are currently finalizing the purchase agreement, and seeking acquisition and construction financing.

In November 2004, we also agreed to purchase The Yacht Club on the Intracoastal, an existing 380 unit apartment property with a 44-slip marina located in Hypoluxo, Florida for conversion to condominiums for $67.2 million. Our due diligence period has expired and we anticipate closing on this acquisition in January 2005. We intend to finance 85% of our acquisition and conversion costs with mortgage debt.

Dispositions. On October 14, 2004, we sold the Cross Creek Apartments, a 144-unit Investment Division property located in Lexington, Kentucky, for $3.75 million. We also have contracts to sell our remaining two Investment Division assets in the Lexington market, to the same purchaser. Kirklevington Apartments, a 126-unit apartment property, is under contract for $3.8 million, and Forest Oaks Apartments, a 154-unit apartment property, is under contract for $4 million.

We also have contracts to sell the Woodcreek Garden Apartments, a 416-unit Investment Division property located in Lancaster, California, for $39 million, and the Antelope Pines Apartments, a 314-unit Investment Division property also located in Lancaster, California, for $28.1 million. The due diligence period on these contracts will expire on November 19, 2004, and we expect to close on one of these sales in 2004 and the other in the first quarter of 2005.

In December 2004, we expect to close on a $3.7 million contract to sell Prospect Park, a commercial property located in Sacramento, California. We are also under contract to sell a parcel of commercial land in Fort Worth, Texas for $2.2 million. The contract on Jackson Square Shopping Center, located in Jackson, Mississippi, has been terminated by the purchaser.

Joint Venture Investments. In November 2004, we reached an agreement in principle to purchase a portion of our partners’ interests in various joint venture projects in The Upper Grand neighborhood of Hoboken, New Jersey for an aggregate purchase price of $15 million. Pursuant to this agreement, we will pay $10 million before the end of November 2004, with the balance due in February 2005, in exchange for assignments of all of our partners’ interests in the Block 88 and Adams Street developments, 50% of our partners’ interests in the Block 99 development, and 25% of our partners’ interests in all other Hoboken joint ventures. We intend to finance this acquisition with working capital.

In November 2004, we formed a joint venture for the development of a high-rise luxury condominium development in Houston, Texas. We are the general partner of the joint venture, with an initial 70% interest in Phase I, which will be a single high-rise tower with 180 apartment units. Our interest in the joint venture is subject to reduction to 50% in the event we develop Phase II of the project, which will contain an additional 150-180 units in a second tower. We made an initial $1 million investment in this joint venture in November 2004, and have committed to making a total equity investment in both Phases of $20 million. If presales do not reach $90 million by January 1, 2005, we have the right to require our partners to buy us out of the venture. We are currently seeking land acquisition and construction financing for this project.

Factors Affecting Comparability of Results of Operations

Application of FIN 46R. One factor that may affect the comparability of our results is the application of the Financial Accounting Standards Board’s (“FASB”) Interpretation 46-R, “Consolidation of Variable Interest Entities,” or “FIN 46R.” On January 1, 2004, we adopted the provisions of FIN 46R for our partnerships and joint ventures formed before February 1, 2003. As a result of the application of FIN 46R, we have consolidated eight of our joint ventures which were previously unconsolidated, including the partnership that holds the Las Olas River House development. The consolidation of these eight entities increased our total consolidated assets by $365.1 million and total liabilities by $278.5 million as of September 30, 2004. Gross revenue for the three and nine month periods ended September 30, 2004, included homebuilding sales of $6.5 million and $46 million and rental revenue of $2.8 million and $9 million produced by these eight newly consolidated entities.

Another factor affecting the comparability of our results of operations is that the segment results for our Investment and Homebuilding Divisions do not distinguish between revenues generated by consolidated entities and those generated by unconsolidated entities. Therefore, the revenues reflected in the segment results may not be fully comparable with our consolidated results.

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

Percentage-of-Completion Revenue Recognition. The percentage-of-completion method of revenue recognition applies to mid-rise and high-rise condominium developments, where construction typically takes eighteen months or more, including our Las Olas River House and Alta Mar projects. Because this method of revenue recognition requires us to recognize revenues from sales of units prior to the closing of such sales, the timing of revenues generated by projects using the percentage-of-completion method may not be comparable to the timing of revenues generated by projects using the completed contract method. Furthermore, we will recognize a significant portion of the revenues from unit sales at a percentage-of completion-project prior to our receiving cash in excess of deposits in respect of such unit sales. See “Critical Accounting Policies and Estimates—Revenue Recognition.”

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

Consolidated Results of Operations

Results Overview

For the three and nine month periods ended September 30, 2004, total consolidated revenue was $81.6 million and $208.9 million, compared to revenues reported for the corresponding periods in 2003 of $41.9 million and $97.5 million. These increases are mostly attributable to the increase in homebuilding sales, which, for the three and nine month periods ended September 30, 2004, included sales at our Las Olas River House, Tuscany on the Intracoastal, Alta Mar, and Waterstreet at Celebration projects of $54.4 million and $121.5 million, while sales at our Pine Crest Village I, 5600 Collins Avenue, and Venetian Bay Village I projects were the most significant portion of our sales for the three and nine month periods ended September 30, 2003. Homebuilding sales and gross profit have become more significant components of our results of operations as more of our for-sale projects have begun to close sales or are nearing completion. We expect this trend to continue as more of the projects in our pipeline, including our Hoboken projects, begin to generate revenue. See the tables that summarize homebuilding sales and present our backlog of homes sold, not closed, below under “Homebuilding Division.” The application of FIN 46R had no effect on comparability of homebuilding revenue for 2003 and 2004, since the projects generating homebuilding revenue prior to our adoption of FIN 46R were consolidated.

Rental revenue increased $3 million, or 14%, for the three month period and $11.2 million, or 18%, for the nine month period ended September 30, 2004. As presented below under “Operating Results of Consolidated Rental Properties,” four rental apartment communities consolidated in January 2004 as a result of our adoption of the provisions of FIN 46R contributed increases of $3 million and $9.0 million. Rental apartment communities in lease-up during any of the periods presented contributed increases in rental revenue of $295,000 for the three month period and $1.8 million for the nine month period.

Income from continuing operations was $3.9 million and $20.4 million for the three and nine month periods ended September 30, 2004, compared to income from continuing operations of $6.5 million for the three month period and a loss from continuing operations of $6.7 million for the nine month period in 2003. Gross profit from homebuilding sales resulted in increases in income of $8.3 million and $23 million. For the three month period, equity in income <loss> of partnerships and joint ventures decreased $7.3 million because of income recognized in 2003 for distributions received in excess of our investment in Ansonia Apartments and Ansonia Liberty in connection with financings of their properties.

During the nine months ended September 30, 2004, we recognized gains on sale of real estate totaling $3 million including those presented in discontinued operations in accordance with SFAS No. 144. During the corresponding period of 2003, gains on sale, including those presented in discontinued operations, were $17.8 million. During the nine months ended September 30, 2004, we also sold our interest in Ninth Street Development, which has development rights for land in Hoboken, New Jersey, for $2.2 million and recognized a gain of $1.7 million.

Operating Results of Consolidated Rental Properties. At September 30, 2004, our consolidated apartment communities included 10,517 operating rental apartments, and our consolidated commercial properties had an aggregate 1.3 million square feet. The following tables summarizes aggregate property level revenues and expenses for all of our consolidated rental properties for the three and nine month periods ended September 30, 2004 and 2003:

	Three Months Ended September 30,
	2004			2003			Change
Rental revenue		$24,417			$21,449			$2,968
Property operating expenses		<13,482	>		<12,303	>		<1,179	>
Interest expense		<6,297	>		<5,141	>		<1,156	>
Depreciation expense		<5,517	>		<4,821	>		<696	>

	$	<879	>	$	<816	>	$	<63	>

	Nine Months Ended September 30,
	2004			2003			Change
Rental revenue		$73,162			$61,965		$11,197
Property operating expenses		<38,651	>		<33,928	>	<4,723	>
Interest expense		<18,285	>		<18,895	>	610
Depreciation expense		<16,469	>		<15,021	>	<1,448	>

	$	<243	>	$	<5,879	>	$5,636

The results of operations of our consolidated rental properties were affected during the periods presented above by:

•	The results of operations of properties in lease-up;

•	The effect of properties undergoing conversion to condominiums for sale that were previously operated as rental apartment communities;

•	The consolidation of properties held by variable interest entities pursuant to FIN 46R in 2004; and

•	The acquisition of one apartment community in 2004.

The following tables illustrate the effects of these items on the various components of the results of operations of our consolidated rental properties for the three and nine month periods ended September 30, 2004 and 2003 :

	For the Three Months Ended September 30, 2004 and 2003
	Properties			Property
	Consolidated			Acquired in			Properties in		Condominium	Other
	in 2004 (a)			2004			Lease-up (b)		Conversions	Changes		Total
Rental revenue		$2,825			$384		$295		$ <612 >	$76			$2,968
Property operating expenses		<1,508	>		<261	>	<84	>	142	532			<1,179	>
Interest expense		<945	>		<131	>	<92	>	597	<585 >	(c)		<1,156	>
Depreciation expense		<749	>		<79	>	<8	>	—	140			<696	>

	$	<377	>	$	<87	>	$111		$127	$163		$	<63	>

(a)	Includes four apartment communities owned by four joint ventures consolidated on January 1, 2004, in connection with the adoption of the provisions of FIN 46R.

(b)	Includes two recently completed apartment communities that were in lease-up during one or both periods presented.

(c)	This increase in interest expense is the result of mortgage financings of several apartment communities in 2003 and 2004.

	For the Nine Months Ended September 30, 2004 and 2003
	Properties			Property
	Consolidated			Acquired in			Properties in		Condominium
	in 2004 (a)			2004			Lease-up (b)		Conversions	Other Changes		Total
Rental revenue		$9,024			$605		$1,797		$ <667 >	$438		$11,197
Property operating expenses		<4,156	>		<352	>	<556	>	106	235		<4,723	>
Interest expense		<2,677	>		<196	>	<398	>	694	3,187	(c)	610
Depreciation expense		<2,213	>		<129	>	<236	>	—	1,130	(d)	<1,448	>

	$	<22	>	$	<72	>	$607		$133	$4,990		$5,636

(a)	Includes four apartment communities owned by four joint ventures consolidated on January 1, 2004, in connection with the adoption of the provisions of FIN 46R.

(b)	Includes two recently completed apartment communities that were in lease-up during one or both periods presented.

(c)	This decrease in interest expense is the result of prepayment penalties totaling $3.1 million and $241,000 of deferred financing expenses written off upon the early payoff of two mortgages secured by Pine Crest Apartments in the first quarter of 2003. The mortgages were paid off in connection with the closing of a $25 million loan to finance the condominium conversion of this property.

(d)	This decrease in depreciation expense is primarily due to $1.1 million recorded in the second quarter of 2003 upon the reclassification of two properties to real estate held for investment for the period during which they were classified as held for sale.

Equity in Income <Loss> of Unconsolidated Partnerships and Joint Ventures. The following tables summarize the components of equity in income <loss> of unconsolidated partnerships and joint ventures for the three and nine month periods ended September 30, 2004 and 2003:

	Three Months Ended September 30,
	2004			2003		Change
Rental revenue		$9,433		$12,500		$	<3,067	>
Property operating expenses		<4,988	>	<6,947	>		1,959
Interest expense		<3,226	>	<4,779	>		1,553
Depreciation expense		<1,712	>	<2,417	>		705
Elimination of management fees paid to Tarragon		362		442			<80	>
Outside partners’ interests in <income> loss		<59	>	409			<468	>
Loss from investment written off		—		<313	>		313
Distributions in excess of investment		93		8,274			<8,181	>

Equity in income <loss> of partnerships and joint ventures	$	<97	>	$7,169		$	<7,266	>

	Nine Months Ended September 30,
	2004		2003		Change
Rental revenue	$28,721		$34,708		$	<5,987	>
Property operating expenses	<14,798	>	<18,938	>		4,140
Interest expense	<9,908	>	<13,285	>		3,377
Depreciation expense	<5,167	>	<7,044	>		1,877
Elimination of management fees paid to Tarragon	1,084		1,218			<134	>
Outside partners’ interests in <income> loss	<1	>	976			<977	>
Loss from investment written off	—		<313	>		313
Distributions in excess of investment	5,782		8,954			<3,172	>

Equity in income of partnerships and joint ventures	$5,713		$6,276		$	<563	>

Income from distributions in excess of investment decreased by $8.2 million and $3.2 million for the three and nine month periods. In the third quarter of 2003, Ansonia Apartments, L.P., and Ansonia Liberty, L.L.C., made distributions of proceeds from refinancings totaling $8.3 million. In the second quarter of 2004, Ansonia Apartments, L.P., made distributions of proceeds from financings of $4.9 million.

Increases in equity in income <loss> of unconsolidated partnerships and joint ventures of $300,000 and $1.3 million for the three and nine month periods are due to the consolidation of four rental apartment communities held by variable interest entities pursuant to FIN 46R in 2004. These properties were in lease up in 2003 and reported net losses. Rental revenue of these properties was $2.8 million and $6.7 million for the three and nine month periods in 2003. The consolidation of these properties also accounted for much of the decrease in property operating expenses, interest expense, and depreciation expense.

General and Administrative Expenses. Corporate general and administrative expenses increased $1.3 million, or 39%, and $2.7 million, or 28%, for the three and nine month periods ended September 30, 2004, compared to the corresponding periods of 2003 primarily due to homebuilding-related personnel additions and compensation increases. We have assembled a team dedicated to homebuilding to manage our pipeline of projects. Because of the long lead time for large projects in urban areas, we are just starting to recognize revenues from some of our earliest projects.

We have also added personnel in our property management group, which has resulted in increases of $198,000, or 23%, and $425,000, or 15%, for the three and nine months ended September 30, 2004, compared to the corresponding periods of 2003 in property general and administrative expenses. Our property management team oversees the Investment Division properties and the initial lease-up of newly constructed rental apartment communities, provides our developers with real time market data, and provides property management services to rental apartment communities acquired for the purpose of converting them to condominiums.

Sales of Consolidated Properties. We recognized a $2.7 million gain on the sale of a 128-unit rental apartment community in June 2004 and a $378,000 gain on the sale of a parcel of land in March 2004. During the nine months ended September 30, 2003, we sold five rental apartment communities with 561 units, a 25,323-square foot shopping center, and a portion of an office building and recognized gains totaling $17.8 million. The number of properties sold and the gains on those sales vary from period to period based on market conditions and other factors, including the length of time we have held the properties. We plan to continue to opportunistically sell properties we own based upon market conditions.

Homebuilding Division

Results Overview

As stated previously, results for our segments do not distinguish between revenues of consolidated and unconsolidated properties. Therefore, revenue and gross profit <loss> from homebuilding sales presented in the Homebuilding Division Operating Statements include both consolidated and unconsolidated homebuilding projects.

The following table summarizes homebuilding sales (in both units and revenues) and gross profit (both in dollars and as a percentage of sales). Units sold represent units closed except for Alta Mar and Las Olas River House, where we have recorded sales revenue under the percentage-of-completion method. See “Factors Affecting Comparability of Results of Operations – Percentage-of-Completion Revenue Recognition.” We experienced delays in closings at our Florida for-sale communities because of the hurricanes in the third quarter 2004.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Number of units sold
5600 Collins Avenue	—	2	—		21
Alta Mar (a)	100	—	100		—
Las Olas River House (b)	1	—	17		—
Pine Crest Village I	—	55	15		80
Tuscany on the Intracoastal	61	—	179		—
Single-family home sites	54	18	105		18
Venetian Bay Village I	—	52	29		69
Venetian Bay Village II	3	—	3		—
Waterstreet at Celebration	87	—	87		—

Aggregate number of units sold	306	127	535		188

Homebuilding sales revenue
5600 Collins Avenue	$—	$504	$—		$6,277
Alta Mar (a)	16,697	—	16,697		—
Las Olas River House (b)	6,431	—	45,971		—
Pine Crest Village I	—	10,928	4,090		17,624
Tuscany on the Intracoastal	15,869	—	43,479		—
Single-family home sites	2,082	1,595	4,795		1,595
Venetian Bay Village I	—	7,275	4,196		9,639
Venetian Bay Village II	435	—	435		—
Waterstreet at Celebration	15,399	—	15,399		—

Aggregate sales	$56,913	$20,302	$135,062		$35,135

Gross profit <loss> on homebuilding sales
5600 Collins Avenue	$—	$—	$—	$	<1,571	>
Alta Mar (a)	5,010	—	5,010		—
Las Olas River House (b)	1,543	—	10,384		—
Pine Crest Village I	—	4,371	1,457		7,050
Tuscany on the Intracoastal	3,742	—	8,720		—
Single-family home sites	59	49	116		49
Venetian Bay Village I	—	779	538		874
Venetian Bay Village II	70	—	70		—
Waterstreet at Celebration	3,080	—	3,080		—

Gross profit	$13,504	$5,199	$29,375		$6,402

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Gross profit <loss> on homebuilding sales
5600 Collins Avenue	—	—	—	<25%>
Alta Mar (a)	30%	—	30%	—
Las Olas River House (b)	24%	—	23%	—
Pine Crest Village I	—	40%	36%	40%
Tuscany on the Intracoastal	24%	—	20%	—
Single-family home sites	3%	3%	2%	3%
Venetian Bay Village I	—	11%	13%	9%
Venetian Bay Village II	16%	—	16%	—
Waterstreet at Celebration	20%	—	20%	—

Gross profit	24%	26%	22%	18%

(a)	Sales represent revenues recognized under the percentage of completion method. At September 30, 2004, 76% of the homes were under firm contracts totaling $33.4 million, and construction was 50% complete.

(b)	Sales represent revenues recognized under the percentage of completion method. At September 30, 2004, 71% of the homes were under firm contracts totaling $154.6 million, and construction was 93% complete. Through December 31, 2003, this was an unconsolidated project. Beginning January 1, 2004, we began reporting Las Olas River House as a consolidated project in connection with the adoption of the provisions of FIN 46R. Gross profit reported in 2004 is before interest on advances from Tarragon, which is eliminated upon consolidation.

Revenue from home sales was $56.9 million and $135.1 million for the three and nine month periods ended September 30, 2004, compared to $20.3 million and $35.1 million for the three and nine month periods ended September 30, 2003. Most of the 2004 revenue relates to sales at Alta Mar, a mid-rise luxury condominium development, Las Olas River House, a luxury, high-rise development, Tuscany on the Intracoastal, a property purchased for conversion to condominiums in June 2003, and Waterstreet at Celebration, a property purchased for conversion to condominiums in March 2004. This is the first quarter we have recognized revenue on Alta Mar. We are recognizing revenues for Alta Mar and Las Olas River House under the percentage-of-completion method. We recognize revenues for all of our other for-sale projects using the completed contract method. Gross profit net of selling expenses on home sales was 24% and 22% for the three and nine month periods ended September 30, 2004, and 26% and 18% for the corresponding periods in 2003. Net of minority interests in consolidated home sales and outside partners’ interests in home sales of unconsolidated projects, we reported $13.1 million and $26.4 million of gross profit from home sales for the three and nine month periods ended September 30, 2004, and $4.6 million and $5.7 million for the corresponding periods in 2003.

Gross profit on homebuilding sales is based on estimates of total project sales value and total project costs. When estimates of sales value or project costs are revised, gross profit is adjusted in the period of change so that cumulative project earnings reflect the revised profit estimate. During the third quarter 2004 we revised our estimate of sales value for Tuscany on the Intracoastal, resulting in an increase in gross profit of approximately 2% from the previous estimate.

Rental properties in the Homebuilding Division reported overall net losses from operations of $383,000 and $1.1 million for the three and nine month periods ended September 30, 2004, and $1.6 million and $4.4 million for the corresponding period in 2003. These losses are due to operating, interest, and depreciation expenses exceeding revenues during lease-up prior to stabilization. We transfer rental properties from the Homebuilding Division to the Investment Division once they are stabilized.

General and administrative expenses of the Homebuilding Division increased to $3.9 million and $10.7 million for the three and nine month periods ended September 30, 2004, from $2.9 million and $8.4 million for the corresponding periods in 2003. As stated previously, assembling the homebuilding team has driven the growth in overall general and administrative expenses.

As of September 30, 2004, as presented in the following table, our backlog of sales was $356.8 million for our 16 for-sale communities with active sales programs (see table below). Of this amount, we have recognized revenues under the percentage-of-completion revenue recognition method of $143.6 million on sales of 203 homes for Las Olas River House and $16.7 million of revenues on sales of 100 homes for Alta Mar. We expect to begin closing sales at Las Olas River House during the fourth quarter of 2004 and at Alta Mar in the second quarter of 2005. Because these sales have not yet been closed, they are presented as backlog in this table.

			Backlog (1)		Unsold Inventory
		Number of			Number
	Tarragon’s	Remaining	Number of	Aggregate	of Homes	Estimated
	Interest in	Homes or	Homes or	Contract	or Home	Remaining
	Profits	Home Sites	Home Sites	Prices	Sites	Sell-Out
Consolidated communities
5600 Collins Avenue	100%	6	2	$1,150	4	$4,575
Alexandria Place	40%	26	26	982	—	—
Alexandria Pointe	40%	102	102	3,880	—	—
Alta Mar	100%	131	102	34,061	29	10,476
Arlington Park	100%	76	—	—	76	20,512
Las Olas River House	70%	287	202	155,444	85	109,635
Pine Crest Village I	100%	2	1	280	1	380
Pine Crest Village II	100%	116	112	26,796	4	1,270
Southridge Pointe	40%	29	29	1,771	—	—
Tuscany on the Intracoastal	100%	101	23	5,908	78	22,823
Venetian Bay Village II	56%	133	132	19,727	1	142
Venetian Bay Village III	56%	144	144	22,741	—	—
Waterstreet at Celebration	100%	145	101	18,510	44	10,495
Wekiva Crest	40%	10	10	570	—	—
Woods of Lake Helen	40%	95	95	3,651	—	—
Woods at Southridge	40%	17	17	1,034	—	—
Unconsolidated communities
XII Hundred Grand	50%	159	36	15,416	123	53,827
XIII Hundred Grand	50%	118	117	44,893	1	387

		1,697	1,251	356,814	446	$234,522

(1)	Homes or home sites sold, but not yet closed.

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

The Investment Division reported net operating income of $15.6 million and $48.6 million for the three and nine month periods ended September 30, 2004, and $14.5 million and $43.6 million for the three and nine month periods ended September 30, 2003. Net operating income as a percentage of rental revenue was 46.4% and 48.2% for the three and nine month periods ended September 30, 2004, and 45.3% and 47.5% for the three and nine month periods ended September 30, 2003.

The following table presents net operating income for our 53 same store Investment Division apartment communities with 11,473 units and the seven apartment communities stabilized and moved to the Investment Division since the beginning of 2003. Prior to their stabilization, the operating results of these seven properties were included in the Homebuilding Division.

	For the Three Months				For the Nine Months
	Ended September 30,				Ended September 30,
	2004		2003		2004		2003
Same store stabilized apartment communities:
Rental revenue	$24,837		$24,763		$74,996		$72,929
Property operating expenses	<12,942	>	<13,222	>	<38,014	>	<37,505	>

Net operating income	$11,895		$11,541		$36,982		$35,424

Net operating income as a percentage of rental revenue	47.9%		46.6%		49.3%		48.6%
Average monthly rental revenue per unit	$722		$720		$726		$706

Apartment communities stabilized during period:
Rental revenue	$4,535		$1,551		$13,491		$1,551
Property operating expenses	<2,735	>	<801	>	<7,537	>	<801	>

Net operating income	$1,800		$750		$5,954		$750

Net operating income for our 53 same store stabilized apartment communities increased $354,000, or 3.1%, in the third quarter of 2004 compared to the third quarter of 2003 and increased $1.6 million, or 4.4%, in the nine months ended September 30, 2004, compared to the corresponding period in 2003. These increases were mostly due to increases (.3% and 2.8%, respectively) in rental revenues. The ratio of net operating income to rental revenue for these properties increased 1.3% in the third quarter of 2004 compared to the third quarter of 2003 and increased .7% for the nine month period ended September 30, 2004, compared to the corresponding period in 2003. Property operating expenses decreased 2.1% for the three month period but increased 1.4% for the nine month period, in which we incurred higher personnel, landscaping, and other costs in connection with leasing efforts in highly competitive rental markets.

Twenty-three of our Investment Division rental apartment communities are located in Florida. The recent hurricanes caused relatively minor damage, primarily water instrusion or roof damage and damage to landscaping. We estimate the total cost of repairs to damage and removal and replacement of trees and other landscaping to be $800,000, of which approximately $300,000 has been paid to date. Property maintenance staffs, working in conjunction with contractors, are currently restoring the properties to their pre-storm condition.

The Investment Division reported a $2.7 million gain on the sale of one apartment community in June 2004 and recognized gains totaling $16.5 million in the first nine months of 2003. In 2003, we sold three apartment communities, one shopping center, and a portion of an office building. The Investment Division’s gains on sale of real estate were reduced by $1.3 million in 2003 for intercompany profit recognized previously by the Homebuilding Division upon the transfer of an office building to the Investment Division upon its stabilization.

Interest expense for the Investment Division increased by $775,000, or 8.3%, and $1.8 million, or 6.7%, for the three and nine month periods ended September 30, 2004, compared to the corresponding periods in 2003. Increases of $707,000 and $2.7 million were related to stabilized apartment communities transferred into the Investment Division. For the 53 same store stabilized apartment communities, interest expense increased $388,000, or 1.7%, for the nine month period due to additional debt from financings of these properties in 2003 and 2004. Also for the nine month period, one commercial property reported a decrease of $765,000 due to costs incurred in paying off a mortgage in connection with a refinancing in 2003. Decreases of $160,000 and $590,000 for the three and nine months, respectively, came from the sale of Investment Division apartment communities during 2003 and 2004.

Investment Division depreciation expense was $7.9 million and $23.6 million for the three and nine month periods ended September 30, 2004, compared to $7.5 million and $22.4 million for the three and nine month periods ended September 30, 2003. The 53 same store stabilized apartment communities reported decreases in depreciation expense of $206,000 and $1.2 million, primarily the result of resuming depreciation of two properties upon their reclassification from Real Estate Held for Sale to Real Estate Held for Investment in April 2003, including an adjustment to record depreciation for the period during which they were classified as Held for Sale. Increases of $866,000 and $3.1 million were related to stabilized apartment communities transferred into the Investment Division. Decreases of $196,000 and $692,000 for the three and nine months, respectively, resulted from the sale of properties during 2003 and 2004.

General and administrative expenses of the Investment Division increased to $1.7 million and $4.9 million for the three and nine month periods ended September 30, 2004, from $1.2 million and $4.1 million for the corresponding periods in 2003 mostly due to an increase in property general and administrative expenses. General and administrative expenses as a percentage of divisional revenues were 4.9% for the three and nine month periods ended September 30, 2004, and 3.9% and 4.5% for the three and nine month periods ended September 30, 2003.

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

Mortgages and Other Debt

Senior Convertible Notes. On September 16, 2004, we issued $50 million of 8% Senior Convertible Notes. The Notes are general, senior, unsecured obligations of Tarragon, bear interest at the rate of 8% per annum, mature in September 2009, and are convertible into Tarragon Common Stock at an initial conversion rate of 54.4662 shares per $1,000 in principal amount of Notes (equal to a conversion price of $18.36 per share of Tarragon Common Stock), subject to adjustment in certain instances. Interest is payable semi-annually in March and September, and the outstanding balance of the Notes is payable at maturity. See further discussion in NOTE 8. “SALE OF CONVERTIBLE NOTES” in the Notes to Consolidated Financial Statements.

Unsecured Credit Facilities. We have a $20 million unsecured line of credit with affiliates of William S. Friedman, our Chief Executive Officer and Chairman of our Board of Directors. Advances under the line of credit bear interest at the lower of 100 basis points over the thirty-day LIBOR or the lowest rate offered in writing to us for an unsecured loan by an institutional lender. Payments of interest only are due on demand but no more frequently than monthly. All outstanding principal and interest are due at maturity in January 2006. As of October 31, 2004, all of these funds were available to us.

We have a $5 million unsecured line of credit with Wachovia Bank. Payment terms are interest only monthly at 200 basis points over the thirty-day LIBOR, with the outstanding balance due at maturity of July 2005. As of October 31, 2004, we have fully drawn the $5 million.

Secured Credit Facilities. We have a $20.2 million revolving line of credit with SouthTrust Bank, an Alabama banking corporation. This loan bears interest at a floating rate equal to the 30-day LIBOR plus 175 basis points. Interest only is payable monthly, with the outstanding principal amount due at maturity in June 2005. It is secured by five properties (one of which was added in July 2004) and shares of our common stock owned by Mr. Friedman and his affiliates. We have agreed to indemnify Mr. Friedman and his affiliates from any loss, cost, or liability associated with their pledge of stock to secure this line of credit. As of October 31, 2004, we had $12.8 million available under this line of credit.

We currently have mortgage loans totaling $197.3 million (of which $25 million represents a revolving commitment), secured by a pool of eleven properties, under a secured credit facility with General Electric Capital Corporation (“GECC”) that matures in May 2006. The mortgage loans under this facility are cross-collateralized and cross-defaulted with each other. Under the GECC mortgage facility, we are required to maintain, at all times, a consolidated net worth of not less than $50 million, measured at the end of each quarter, and minimum aggregate unrestricted cash and marketable securities of not less than $10 million in order to be able to incur other debt.

We currently have outstanding mortgage loans on a sub-portfolio of seven properties with an aggregate balance of $103.8 million that bear interest at 173 basis points over the thirty-day LIBOR, payable monthly. If our ratio of net operating income of all of the properties in the entire portfolio to the total debt outstanding in the facility (the “Cash on Cash Ratio”) falls below 8% or our ratio of net operating income of the entire portfolio to the total debt service required under the facility (“Debt Service Coverage Ratio”) falls below 1.2x, the interest rate for these loans will be increased to 198 basis points over the thirty-day LIBOR.

We also have mortgage loans with respect to four additional properties with an aggregate balance of $93.5 million that currently bear interest at 190 basis points over the thirty-day LIBOR and require monthly payments of principal and interest computed on a 27 1/2 -year amortization schedule. If our Cash on Cash Ratio for this sub-portfolio reaches 9%, for at least two consecutive quarters the interest rate on these loans will be reduced to 173 basis points over the thirty-day LIBOR; if our Cash on Cash Ratio for this sub-portfolio reaches 9.75% for at least two consecutive quarters, principal amortization will cease.

If the Cash on Cash Ratio for our overall portfolio falls below 8% in any month, payment on the loans on the sub-portfolio of seven properties will change to principal plus interest computed on a 30-year amortization schedule. In addition, we will be required to pay the lender 100% of our net cash flow (after payment of property operating expenses, debt service and impounds) from all of the properties in the portfolio in reduction of the principal balance of the loans, until the portfolio Cash on Cash Ratio is again 8% or greater for two consecutive months.

This credit facility has two one-year extension options. The first extension option requires a Cash on Cash Ratio of 10% or greater and a Debt Service Coverage Ratio of 1.25x or greater. The second extension option requires a Cash on Cash Ratio of 10.5% or greater and a Debt Service Coverage Ratio of 1.3x or greater.

Non-recourse Mortgage Debt. As of September 30, 2004, in addition to the GECC mortgage facility, we had an aggregate of $229 million of outstanding non-recourse indebtedness secured by 34 Investment Division assets. The agreements governing this mortgage debt generally do not contain restrictive covenants and are not guaranteed by us or any of our subsidiaries or joint ventures. Of these mortgage loans, $194 million bear interest at various fixed rates, and $35 million bear interest at various floating rates. As of September 30, 2004, they bore interest at a weighted average rate of 5.9%.

Recourse Mortgage Debt. The following table summarizes the material terms of our recourse mortgage debt (dollars in thousands):

		Interest
	Balance at	Rate as of			Tarragon’s
	September 30,	September 30,			Interest in
Project name	2004	2004	Maturity Date		Profits
200 Fountain Apartments	$11,318	4.14%	Nov 2005		100%
Aventerra Apartments	7,871	3.84%	Dec 2005		100%
Emerson Center	7,322	4.09%	Feb 2005		100%
Northwest O’Hare	2,960	4.34%	Apr 2006		100%
Orlando Central Park	5,562	6.00%	Oct 2004	(1)	100%
Paramus Shopping Center	2,075	4.34%	Oct 2007		100%
Pine Crest Village	322	4.24%	Feb 2006		100%
Venetian Bay Village	6,000	4.59%	Jun 2005		56%

	$43,430

(1)	In October 2004, this loan was modified, and the maturity was extended to January 2005.

Construction Loans. In connection with our various homebuilding projects, we obtain construction loans to finance the cost of construction. Generally, one of our subsidiaries or a joint venture will incur the construction loan, and we will guarantee the repayment of the construction loan and/or grant a completion guarantee with respect to the project. In general, we repay outstanding amounts under construction loans on for-sale communities with proceeds from home sales. We refinance construction loans on rental communities with permanent or semi-permanent mortgage financing upon the completion and stabiliation of the properties. The following table summarizes the material terms of our construction loans, all of which we have guaranteed (dollars in thousands):

			Interest
		Balance at	Rate as of		Tarragon’s
	Commitment	September 30,	September 30,		Interest in
Project name	Amount	2004	2004	Maturity Date	Profits
Alta Mar	$20,500	$7,544	3.84%	Nov 2006	100%
Belle Park	13,000	3,625	4.04%	Sep 2007	100%
Cason Estates	14,339	—	3.64%	May 2006	100%
Las Olas River House	109,000	102,248	4.64%	Apr 2005	70%
Venetian Bay Village	9,000	8,614	4.34%	Dec 2005	56%
Villa Tuscany	22,500	22,500	3.89%	Jun 2006	70%
Vintage at Fenwick Plantation	14,425	14,425	3.84%	Nov 2004	70%
Vintage at Lake Lotta	13,511	13,511	3.74%	Nov 2005	100%
Warwick Grove	8,300	5,971	4.04%	Jul 2006	50%

	$224,575	$178,438

Condominium Conversion Loans. We generally obtain loans to finance the cost of acquiring and/or renovating rental properties to condominium homes. Generally, one of our subsidiaries or a joint venture will incur the loan, and we will guarantee the repayment of the loan. The following table summarizes the material terms of our construction loans and the related guarantees (dollars in thousands):

			Interest
		Balance at	Rate as of		Tarragon’s
	Commitment	September 30,	September 30,	Maturity	Interest in
Project name	Amount	2004	2004	Date	Profits	Guarantee
5600 Collins	$1,000	$97	4.75%	May 2005	100%	Tarragon/Payment
Pine Crest Village	12,105	1,986	3.84%	Feb 2006	100%	None(1)
Pine Crest Village	9,300	9,300	4.24%	Feb 2006	100%	None(1)
Lincoln Pointe	40,000	38,008	4.84%	May 2006	70%	Tarragon/Payment
Waterstreet at Celebration	13,350	13,350	4.79%	Mar 2006	100%	None(2)

	$75,755	$62,741

(1)	These loans are recourse to the borrower, our subsidiary.

(2)	This loan is cross-defaulted and cross-collateralized with the mortgages totaling $197.3 million under the secured credit facility with General Electric Capital Corporation discussed above.

Mezzanine Loans. In connection with our homebuilding projects, we occasionally obtain mezzanine loans to finance part of the cost of construction. Generally, one of our subsidiaries or a joint venture will incur the construction loan, and we will either guarantee the repayment of the construction loan or grant a completion guarantee with respect to the project. We have one mezzanine loan on our Las Olas River House project with a September 30, 2004, balance of $36 million. This loan bears interest at a variable rate, which was 5.34% at September 30, 2004, and matures in March 2005. We have guaranteed payment of this loan.

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

			Interest
		Balance at	Rate as of		Tarragon’s
	Commitment	September	September 30,		Interest in
Project name	Amount	30, 2004	2004	Maturity Date	Profits
Alexandria Place	$2,823	$291	6.50%	Jun 2005	40%
Alexandria Pointe	2,562	1,032	4.84%	Jun 2007	40%
Metropolitan Sarasota	19,400	17,544	4.59%	Aug 2005	70%
Southridge Pointe	1,158	769	4.84%	Jun 2006	40%
Woods of Lake Helen	2,319	2,029	6.00%	Nov 2005	40%
Woods at Southridge	750	542	4.84%	Dec 2005	40%

	$29,012	$22,207

Land Loans. When we acquire land for future development or sale, we sometimes finance the acquisitions with land loans. Generally, one of our subsidiaries or a joint venture will incur the loan, and we will guarantee the repayment of the loan. The following table summarizes the material terms of our land loans, all of which we have guaranteed, and the related guarantees (dollars in thousands):

		Interest
	Balance at	Rate as of		Tarragon’s
	September 30,	September 30,		Interest in
Project name	2004	2004	Maturity Date	Profits
100 East Las Olas	$4,125	6.00%	Mar 2005	70%
Fort Worth Land	1,950	8.50%	Oct 2004 (1)	90%

	$6,075

(1)	The lender has agreed to extend the maturity of the loan to October 2009. Amended documents are anticipated to be executed by end of November 2004.

Other Non-Recourse Debt. We have a loan of $8.4 million due to Aetna secured by interests in our joint ventures with it. The loan matures in November 2010. Aetna receives a sliding percentage ranging from all to 10% of operating cash flow or capital proceeds from the three properties owned by the joint ventures based on the cumulative return received.

Sources and Uses of Cash

The following table presents major sources and uses of cash for the nine month periods ended September 30, 2004 and 2003.

	For Nine Months Ended September 30,
	2004			2003
Sources of cash:
Net cash flow from property operations		$15,697		$15,367
Net proceeds from the sale of real estate
Investment Division		693		20,168
Homebuilding Division		510		—
Net proceeds <payments> related to financings and other borrowings
Investment Division		14,376		28,041
Homebuilding Division		11,300		—
Convertible debt		46,762		—
Lines of credit		<3,561	>	<6,970	>
Net proceeds from home sales		6,465		8,160
Other:
Proceeds from disposition of other assets		2,075		—
Proceeds from the exercise of stock options		5,859		231
Other		—		1,202

Total sources of cash		100,176		66,199

Uses of cash:
Purchase of homebuilding inventory or land for development		<22,119	>	<13,177	>
Development and renovation costs (net of borrowings)		<25,313	>	<62	>
Advances to partnerships and joint ventures for homebuilding activities		<16,754	>	<27,010	>

Cash used in homebuilding activities		<64,186	>	<40,249	>

Purchase of Investment Division apartment community		<4,161	>	—
Property capital improvements		<6,146	>	<7,256	>
Other:
Stock repurchases		<1,261	>	<3,209	>
General and administrative expenses paid		<15,684	>	<10,471	>
Dividends to stockholders		<678	>	<561	>
Distributions to minority partner of consolidated partnership		<926	>	<913	>
Buyout of minority partners		<11,081	>
Other		188		—

Total uses of cash		<103,935	>	<62,659	>

Net sources <uses> of cash	$	<3,759	>	$3,540

Cash Flows. For the nine months ended September 30, 2004, our net cash used in operating activities was $38.6 million compared to $2.8 million in the nine months ended September 30, 2003. This increase is principally related to homebuilding activities. Homebuilding renovation and development costs paid increased $61.1 million, while cash received from homebuilding sales increased $38 million. Additionally, we paid interest of $10 million in connection with the refinancing of the mezzanine loan for Las Olas River House during the second quarter of 2004.

For the first nine months of 2004, our net cash used in investing activities was $50.8 million compared to $18.3 million in the first nine months of 2003. During 2004, we acquired one rental apartment community for $15.4 million, the cash portion of which was $4.2 million. We also purchased land for development for $4.5 million. Additionally, in the third quarter of 2004, we acquired the interests of minority partners in one office building and two apartment communities for $11.1 million. In 2003, we sold seven investment properties for net proceeds of $20.2 million, while net proceeds from the sale of real estate during 2004 was $1.2 million from the sale of one investment property and one parcel of land. Advances to partnerships and joint ventures for development costs decreased $10.2 million in 2004 compared to 2003 partly due to the consolidation of our Las Olas River House project in January 2004 in connection with the adoption of FIN 46R.

In the first nine months of 2004, our net cash provided by financing activities increased to $85.7 million, from $24.6 million in the first nine months of 2003. This increase was primarily due to the issuance of $50 million of Senior Convertible Notes during September 2004. Proceeds from the debt issuance were used to repay approximately $34.6 million of mortgage debt. In 2004, we also borrowed approximately $144 million in construction loans to fund our homebuilding division projects as compared to $38 million in 2003. In 2004, refinancing loans provided $47.8 million as compared to $115.9 million in 2003. Additionally, the exercise of stock options during the first nine months of 2004 provided cash proceeds of $5.9 million, an increase of $5.6 million over the same period in 2003.

Contractual Commitments. The following table summarizes information regarding our contractual commitments as of September 30, 2004:

	Three Months
	Ending
	December 31,	2005	2007
	2004	and 2006	and 2008	Thereafter	Total
Scheduled debt maturities	$10,455	$553,761	$38,578	$244,327	$847,121
Operating leases	314	2,270	2,035	26,173	30,792

	10,769	556,031	40,613	270,500	877,913

Guaranteed debt of unconsolidated partnerships and joint ventures	5,075	67,360	—	—	72,435

	$15,844	$623,391	$40,613	$270,500	$950,348

Off-Balance Sheet Arrangements. We have guaranteed an unconsolidated entity’s $5 million land loan that matures in December 2004. We have also guaranteed payment of $3.5 million of a loan with a September 30, 2004, balance of $37.5 million of an unconsolidated joint venture. This loan matures in October 2006 and may be extended for six months. Additionally, we have guaranteed two construction loans totaling $55 million, with an aggregate balance at September 30, 2004, of $29.9 million, of an unconsolidated joint venture. The construction loans mature in March and April 2006 and may be extended for six months.

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

Investments in Joint Ventures Accounted for Using the Equity Method. In December 2003, the FASB issued FIN 46R. FIN 46R clarifies the application of Accounting Research Bulletin 51, “Consolidated Financial Statements,” for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or in which equity investors do not have the characteristics of a controlling financial interest, or “variable interest entities.” Variable interest entities within the scope of FIN 46R are required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. We adopted the provisions of FIN 46R on January 1, 2004 and have consolidated eight variable interest entities that were previously unconsolidated.

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

We have investments in a number of partnerships or joint ventures in which we hold non-controlling interests or our outside partners have significant participating rights, as defined by the FASB’s Emerging Issues Task Force in its 96-16 Abstract, or important rights, as defined by SOP 78-9 and which we have determined not to be variable interest entities, as defined by FIN 46R. The net effect of not consolidating these joint ventures has been to exclude their assets, liabilities, and gross revenues and expenses from our consolidated financial statements. There has been no effect on reported net income or loss except in instances where we have received distributions from a joint venture in excess of our investment in the joint venture, with the excess recorded as income. In these situations, we have recovered our investment in the joint venture, its indebtedness is non-recourse to us, and we have no obligation to fund any of its cash flow deficits.

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

Environmental Matters

Under federal, state, and local environmental laws, ordinances, and regulations, Tarragon may be liable for removal or remediation costs, as well as other costs (such as fines or injuries to persons and property) where our employees may have arranged for removal, disposal, or treatment of hazardous or toxic substances. In addition, environmental laws impose liability for release of asbestos-containing materials into the air, and third parties can seek recovery from Tarragon for personal injury associated with those materials. We are not aware of any liability relating to these matters that would have a material adverse effect on our business, financial position, or results of operations. However, there is a matter involving the alleged release of asbestos-containing materials at one of our condominium conversion projects, as described in Part II, Item 1. “LEGAL PROCEEDINGS.” As of this date, we are unable to determine the outcome of this matter and whether it will have a material impact on our financial statements. We have incurred legal and other professional fees and costs of relocating residents in connection with this matter totaling $418,000 to date. Remediation has been completed at a total cost of $800,000.

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

ITEM 4. CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed as of the end of the period covered by this Form 10-Q, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at September 30, 2004, to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Share Repurchase Program. Tarragon’s Board of Directors authorized the repurchase of up to 1 million shares of its common stock under a share repurchase program implemented in September 2001. In March 2004, the Board of Directors authorized the repurchase of up to an additional 500,000 shares. The share repurchase program has no expiration date. Through September 30, 2004, we had repurchased 730,867 shares of our common stock pursuant to this repurchase program. The following table presents shares repurchased during the three months ended September 30, 2004.

			Total Number of	Maximum Number
			Shares Repurchased	of Shares that May
	Total Number of	Weighted	as Part of Publicly	Yet Be
	Shares	Average Price	Announced	Repurchased
Period	Repurchased	Paid per Share	Program	Under the Program
July 1 thru July 31, 2004	7,068	$14.11	7,068
August 1 thru August 31, 2004	8,536	14.07	8,536
September 1 thru September 30, 2004	47,980	12.86	47,980

Total	63,584	$13.16	63,584	769,133

Sale of Unregistered Securities. On September 16, 2004, Tarragon completed the sale of $50 million principal amount of 8% Senior Convertible Notes Due 2009 (the “Notes”) to Lazard, Frères & Co., LLC (“Lazard”) as the Initial Purchaser under a Purchase Agreement dated September 9, 2004 (the “Purchase Agreement”). The Notes were resold by Lazard to persons reasonably believed to be “Qualified Institutional Buyers” (as defined in Rule 144A under the Securities Act of 1933, as amended the “Securities Act”). The amount of Notes sold includes $10 million principal amount of Notes issued pursuant to an over-allotment option granted to the Initial Purchaser that was exercised. The Notes are general, senior, unsecured obligations of Tarragon, bear interest at the rate of 8% per annum and are convertible into Tarragon Common Stock at an initial conversion rate of 54.4662 shares per $1,000 in principal amount of Notes (equal to a conversion price of $18.36 per share of Tarragon Common Stock), subject to adjustment in certain instances. Tarragon sold the Notes to the Initial Purchaser at a 6% discount which resulted in net proceeds to Tarragon of $47 million.

If the full principal amount of Notes of $50 million were converted, shares of Tarragon Common Stock issued and outstanding would increase by 2,723,310, or approximately 18% of the shares of Common Stock of Tarragon issued and outstanding as of September 30, 2004.

Prior to September 16, 2007, the Notes are not redeemable, but after that date until maturity, Tarragon has the right, but not the obligation upon certain notice, to redeem Notes (in whole or in part) for cash at a redemption price of $1,000 original amount of Note, plus accrued and unpaid interest if the closing price of Tarragon’s Common Stock equals or exceeds 150% of the then applicable conversion price for 20 out of 30 consecutive trading days. The Notes may also be subject to a “put option” by the Holders if a fundamental change occurs, as that term is defined in the Note Indenture. The Notes have been sold pursuant to and in reliance upon Rule 144A and are subject to certain registration rights.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation of Tarragon Realty Investors, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K dated July 10, 1997).

3.2	Certificate of Designation of Preferences and Relative Participating or Optional or Other Special Rights and Qualification, Limitations or Restrictions thereof of 10% Cumulative Preferred Stock of Tarragon Realty Investors, Inc., as filed with and approved by the Secretary of State of Nevada on May 1, 2000 (incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-31424 on Form S-4).

3.3	Certificate of Amendment to the Articles of Incorporation of Tarragon Corporation as filed with and approved by the Secretary of State of Nevada on June 22, 2004 (incorporated by reference to Exhibit 3.10 to Form 8-K dated June 14, 2004).

4.1	Indenture Agreement dated September 16, 2004, between Tarragon Corporation and U.S. Bank National Association, as Trustee

31.1*	Rule 13a-14(a) certification by William S. Friedman, Chief Executive Officer.

31.2*	Rule 13a-14(a) certification by Erin D. Pickens, Executive Vice President and Chief Financial Officer.

32	Section 1350 certifications by William S. Friedman, President and Chief Executive Officer, and Erin D. Pickens, Executive Vice President and Chief Financial Officer.

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARRAGON CORPORATION

Date: November 9, 2004	By:	/s/William S. Friedman

William S. Friedman
Chief Executive Officer, Director, and
Chairman of the Board of Directors

Date: November 9, 2004	By:	/s/Erin D. Pickens

Erin D. Pickens
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: November 9, 2004	By:	/s/Stephanie D. Buffington

Stephanie D. Buffington
Director of Financial Reporting
(Principal Accounting Officer)