Form 10-K
period 2004-12-31
TARRAGON CORP
filed 2005-03-16
CIK 1038217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-22999

TARRAGON CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	94-2432628

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1775 Broadway, 23rd Floor, New York, NY	10019

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 949-5000

Securities registered pursuant to Section 12 (b) of the Act:
NONE

Securities registered pursuant to Section 12 (g) of the Act:
Common Stock, $.01 par value
10% Cumulative Preferred Stock, $.01 par value
8% Senior Convertible Notes due September 30, 2009

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the price of the last trade as reported by the National Association of Securities Dealers Automated Quotation System as of June 30, 2004 (the last business day of registrant’s most recently completed second fiscal quarter) was an aggregate value of $87,750,656 based upon a total of 5,949,197 shares held as of June 30, 2004, by persons believed to be non-affiliates of the Registrant. The basis of this calculation does not constitute a determination by the Registrant that any persons or entities are affiliates of the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended. As of March 7, 2005, there were 24,286,440 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission for Registrant’s Annual Meeting of Stockholders to be held in June 2005 are incorporated by reference into Part III.

PART I

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The words “estimate,” “plan,” “intend,” “expect,” “anticipate,” “believe” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are found at various places throughout this Report and in the documents incorporated herein by reference. Tarragon disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that our expectations are based upon reasonable assumptions, we can give no assurance that our goals will be achieved. Important factors that could cause our actual results to differ from estimates or projections contained in any forward-looking statements are described under “Risks Related to Tarragon” beginning on page 10.

ITEM 1. BUSINESS

We are a real estate homebuilder and investor with over 30 years of experience in the real estate industry. During 2004, we delivered 818 homes with an average price of $259,000 per home and 126 single-family lots with an average price of $45,000 per lot. At December 31, 2004, we had 28 residential communities with 4,352 homes or home sites under development in four states and a backlog of signed contracts for 1,238 homes valued in excess of $340 million. As of December 31, 2004, we also had interests in 13,647 rental apartments units in 58 residential communities and 1.3 million square feet of office and retail space, located in 13 states, primarily in Florida, Connecticut, and Texas. For more detailed information about our rental and for-sale communities, please see ITEM 2. “PROPERTIES.”

History

We were incorporated in Nevada on April 2, 1997. We are the successor by merger to Vinland Property Trust, a public real estate investment trust that began operating in 1974, and National Income Realty Trust, a public real estate investment trust that began operations in 1978. We were managed by outside advisors until 1998, when we acquired our then advisor, Tarragon Realty Advisors, Inc.

On July 1, 2004, we changed our name to Tarragon Corporation from Tarragon Realty Investors, Inc. This change was intended to reflect our growing Homebuilding Division, which specializes in the development and marketing of urban high-density residential communities. Over the past seven years, we have continued to increase our investment in homebuilding.

Business Operations

     We operate two distinct businesses:

•	the Homebuilding Division, which develops, renovates, builds, and markets homes in high-density, urban locations and in master-planned communities; and

•	the Investment Division, which owns, develops, and operates residential and commercial rental properties, including almost 5,000 rental apartments we developed. We plan to divest a substantial portion of the Investment Division this year, and thereafter intend to acquire additional rental properties only for conversion to condominiums or joint venture transactions in which our partner invests substantially all capital required to consummate the purchase and any planned improvements.

Financial information about our segments can be found in NOTE 14. “SEGMENT REPORTING” in the Notes to Consolidated Financial Statements found at ITEM 8. “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

Homebuilding Division

Our homebuilding division concentrates on five distinct product types.

Luxury mid- and high-rise condominiums. These properties are designed from the ground up to offer a luxurious life-style to purchasers. For example, homes at Las Olas River House, a 42 story, 287-unit, 1.2 million square foot tower in downtown Ft. Lauderdale, Florida, feature high ceilings, oversized rooms, opulent bathrooms, and prices ranging from $600,000 to over $5,000,000. Development, construction, and sale of these projects generally take two to five years. Projects in this category also include The Upper Grand neighborhood of Hoboken, New Jersey, One Hudson Park in Edgewater, New Jersey, and Alta Mar, with 131 units and a marina in Ft. Myers, Florida, among others.

Condominium conversions. We may acquire an apartment property either from the Investment Division or from a third party in order to convert the property to condominiums and sell the individual apartments. Before selling, if necessary, we may renovate or rebuild the property to make it attractive to homebuyers. Our local property managers assist in identifying and evaluating conversion opportunities, and manage conversion properties until all tenants have moved out. Prices of homes in our condominium conversions range from $140,000 to $890,000, depending largely on size, location, and view. Currently, our active conversion projects include Waterstreet at Celebration, Florida, part of the Disney master-planned community near Orlando purchased in March 2004; Tuscany on the Intracoastal in Boynton Beach, Florida purchased in June 2003; Pine Crest in Ft. Lauderdale, Florida, previously a rental community in our Investment Division portfolio; The Hamptons, a 743-unit apartment community in Orlando, Florida acquired in November 2004; The Grande, a 364-unit mid-rise community in Orlando, Florida, acquired in September 2004; and Georgetown at Celebration, Florida, a 315-unit property acquired in January 2005; The Yacht Club at Hypoluxo, Florida, a 380 unit waterfront community with a 44 slip boat marina, acquired in January 2005, and The Montreaux at Deerwood, in Jacksonville, Florida, a 444 unit apartment community.

Townhomes, carriage houses, and low-rise condominiums. Our projects in this category typically involve locations adjacent to fully developed areas. Prices range from $179,000 for a three bedroom, fully furnished holiday villa at The Villas at Seven Dwarfs Lane near Disney World in Orlando, Florida, to $500,000 for homes in Warwick Grove, a 215-unit age-restricted traditional new development in Warwick, New York. We also include in this product type Cypress Grove, a 481-unit townhouse development in Pompano Beach, Florida; and, Arlington Park, 76 recently completed townhomes in Tampa, Florida.

Development of low- and mid-rise rental apartment communities. We also build rental properties to add to our Investment Division portfolio on completion and lease-up. These include luxury garden apartments, such as the 262-unit Cason Estates in Murfreesboro, Tennessee; the 328-unit Deerwood development in Ocala, Florida; and the 180-unit Newbury Village development in Meriden, Connecticut. We are also developing 1118 Adams, a 90-unit, mid-rise, low-income housing tax credit project in Hoboken, New Jersey.

Renovation and repositioning of older rental apartments. Our senior management has specialized in the renovation and repositioning of older, rental apartments for several decades. Our Connecticut apartment portfolio exemplifies this type of activity. We acquired 11 apartment communities between 1997 and 1999, all of which suffered from neglect, poor management, or physical obsolescence. Through well-coordinated physical improvements, pro-active management, and aggressive marketing, these older properties have achieved a 54% increase in net operating income from their acquisition through December 31, 2004. We expect to continue to look for promising “turn around” properties for acquisition in our core markets. In February, we acquired 510 rental apartments in West Haven and Manchester, Connecticut. We expect substantially all the capital for any future acquisitions to be supplied by our joint venture partners.

Focus on High-density, Urban Markets

We believe urban homebuilding will continue to present attractive opportunities due to a number of factors. First, scarcity of suburban land for development and increased restrictions and controls on growth in many areas are channeling a large share of new construction into urban areas. Second, increased immigration, smaller households, and later marriages produce increased demand especially in the urban areas in which we operate. Finally, many young people in such areas as Hoboken, New Jersey, who might previously have rented are prospects for ownership because of the recent investment performance of residential real estate and the availability and low cost of mortgage financing.

We believe we have several competitive advantages in the urban markets in which we operate. First, our management is familiar with the greater complexity of doing business in these markets. Our homebuilding activities have grown out of the experience of our executives in commercial and residential development, real estate finance, and property management. For example, our four senior development executives, William S. Friedman, Robert C. Rohdie, Robert P. Rothenberg, and James M. Cauley, Jr., have collectively over 100 years of experience developing and repositioning residential and commercial properties. The expertise and industry contacts developed through these activities is particularly relevant to the development of high-density, urban residential communities which often requires a complex blend of political, design, construction, financial, and marketing skills.

Most of our developments in New Jersey, are part of a government redevelopment plan. Those projects and our projects in Ft. Lauderdale, Florida, and Warwick, New York, all involved extensive interaction with local officials whose approval was required for many different aspects of these developments. Such projects also involve substantial community input and review by many different governmental agencies. Our senior executives are committed to being personally involved in prospective projects from the outset, which we believe increases our effectiveness in dealing with sellers and political decision makers.

Finally, our experience in many different property types is often an advantage. In Hoboken, for example, the city council wanted to include affordable housing in the northwest Hoboken redevelopment zone. Our experience as owner of over 1,000 affordable apartment units gave us a decided advantage over other homebuilders who had no such experience. This was one factor that led to our official designation, along with our partners, as developer of a major portion of the northwest Hoboken redevelopment zone. Among other things, this designation entitles us to request the city to exercise eminent domain on our behalf. Increasingly, most large projects in urban areas involve a combination of uses. Our experience owning and occasionally developing retail and office properties is also valuable in evaluating opportunities to develop mixed-use projects and gives more credibility to our proposals.

Site Selection, Design, and Construction

We generally contract to acquire land for development subject to or after receiving zoning and other approvals to reduce development related risk and preserve capital. Prior to closing the purchase, we will take our design through the approval process, or we will assist the owner in the process. In markets where the supply of land and housing is constrained, such as Hoboken or Edgewater, New Jersey, our primary focus is to obtain sites at a cost that makes development economically attractive.

Our strategy is to use creativity and flexibility in design to produce the most marketable, cost-efficient and profitable homes for each location. We begin design and planning by conducting market research. Based on the research results, we organize an experienced team of architects, engineers, and specialty consultants, including our in-house marketing and sales professionals, to plan the development. We design our communities with amenity packages that meet the lifestyle needs of our targeted market.

We also contract for the services of an experienced third party general contractor during the early stages of design to assist in value engineering and the estimation of construction costs. We retain bonded general contractors under fixed-price contracts and assign full-time, on-site project supervisors to monitor construction progress and quality. Property management is involved in each rental project from its planning stages to facilitate a smooth transition to leasing and operations.

Target Marketing and Sale Strategy

Our urban communities are targeted at highly defined market segments, including first-time, move-up, retirement, empty-nester, and affluent second-home buyers. For example, our Warwick, New York, community is designed for and marketed to adults, age 55 or older, presently residing within 15 miles of Warwick. Our condominiums in Hoboken are marketed to young professionals primarily under age 30. We expect that future communities will continue to be targeted toward specific markets in keeping with the more varied lifestyles often associated with the urban areas in which our homebuilding is concentrated.

We use a variety of techniques to sell our homes. We develop and execute multi-media marketing plans for each of our communities. Furthermore, we employ marketing professionals who supervise and coordinate the design and development of most of our marketing materials and advertising messages, including newspaper and magazine print, direct mail, and billboards. Much of our traffic is generated from property-specific web sites that offer complete information about our communities.

We normally begin sales before completion of construction. Home purchase contracts require a deposit of 10% to 20% of the purchase price. After the expiration of any statutory rescission period, the deposit becomes non-refundable. However, purchasers generally have no obligation beyond their deposit in the event of default.

We have developed and are expanding a complementary financial services business. In 2003, we formed Home Finance Group (formerly Tarragon Mortgage Company) to provide competitive financing to our homebuyers and in 2004 began closing loans. Home Finance Group acts as a mortgage broker and agent of various lenders, but does not fund or hold any mortgages itself. Revenues from these activities consist primarily of origination and premium fee income. Our mortgage brokerage services are currently offered only to buyers of our homes, although we intend to extend this service to tenants moving out of our rental properties to purchase a home.

Financing

We generally finance our development activities through acquisition, development, and construction loans, with the required equity investment coming from internally generated funds. These loans often require that we provide a payment guaranty, and may require a minimum number of executed sales contracts prior to funding. Mortgage financing proceeds and proceeds from the sale of properties generated by our Investment

Division portfolio have also been significant sources of funding for our homebuilding activities to date. See the discussion below “Dispositions” for the Investment Division.

Joint Ventures

We often undertake homebuilding projects in partnership with third parties when our partner has either site control or a particular expertise in the proposed project, or both.

Our partners in our homebuilding projects in Hoboken, New Jersey, had both local market expertise and control of a number of attractive sites in a market with significant barriers to entry and very few sites available for development. We have two mid-rise luxury condominiums, XII Hundred Grand and XIII Hundred Grand, under development in Hoboken in joint venture with Ursa Development Group, LLC. As of March 1, 2005, we have entered into sales contracts for 276 of the 277 homes in these two projects. We have also started construction of 1100 Adams, a 76 unit, mid-rise luxury condominium project, and 1118 Adams, a 90 unit affordable housing project in separate joint ventures with Frank Raia.

Division Management

The Homebuilding Division is divided into two regions – the Northeast and the Southeast. Robert Rohdie, who has 34 years in the residential construction industry and has built over 25,000 multi-family homes in his career, heads the Homebuilding Division management team, and oversees the Northeast operations from our New York office. James M. Cauley, Jr., with over 20 years of residential real estate experience, oversees Tarragon South Development Corp. based in Fort Lauderdale, Florida. Each region has a team of developers, project managers, attorneys, and marketers.

Investment Division

Our Investment Division portfolio includes 13,431 apartments in 57 stabilized communities, including 3,868 apartments owned through unconsolidated partnerships and joint ventures, located primarily in Florida, Connecticut, and Texas. Over the past seven years, we have developed nearly 5,000 new market- rate apartments in 16 communities for our investment portfolio. Amenities in these communities include clubhouses, swimming pools, and indoor recreational courts, fitness centers and community business centers. Our Investment Division also includes approximately 1.3 million square feet of commercial space, in seven office buildings and ten retail properties.

Funds generated by the operation, sale, or refinancing of our Investment Division portfolio have been used to finance the expansion of our homebuilding operations and, to a much lesser extent, to enhance the value of our investment portfolio through consistent capital improvements. In accordance with our goals, we continue to invest capital in our portfolio to improve the performance of our properties.

Acquisitions

Over the last five years, we have used capital generated by the Investment Division primarily to finance Homebuilding activities. During 2002, 2003, and 2004, we purchased only one apartment community for investment. In February 2005, we acquired two additional properties with 510 apartments for our investment portfolio.

Dispositions

In the past, selective dispositions have been a part of our strategy to create an efficient investment portfolio and to provide another source of capital for homebuilding activities. We sold properties that are located in markets where we have only a small number of assets or where we believe that reinvestment of the sale proceeds should produce better returns. Please see the discussion under “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Consolidated Results of Operations” for information about sales of properties during the past three years. In 2005, we plan to divest a major portion of our Investment Portfolio to generate capital to employ in expanding our Homebuilding, to reduce debt and to take advantage of favorable prices for investment properties.

Property Management

We manage our apartment communities with a focus on adding value. We have implemented programs to optimize revenue generated by our properties, including daily value pricing and lease inventory management. We have also developed programs to enhance ancillary income from cable television, telephone and high-speed internet services, upgraded laundry facilities, and vending machines. In addition, training through our Tarragon University and mentoring through our Tarragon Ambassador Program has significantly reduced employee turnover, which is one of the major challenges of a real estate management company. We also manage rental properties that are in the process of being converted to condominiums in cooperation with our Homebuilding Division. We expect to provide management services to the buyer or buyers of all of Connecticut and most of our Florida properties.

Rental Apartment Joint Ventures

In 1997 and 1998, we acquired 11 properties in Connecticut with partners who had identified and, in some cases, contracted for these properties. In exchange for their services, they received an interest in the joint venture. While we no longer acquire existing properties in this manner, we continue to form joint ventures to develop new rental apartment properties with individuals who control sites where such developments appear desirable. Over the past five years, we have formed six such joint ventures which resulted in the development of 1,644 rental apartments.

Division Management

Eileen Swenson heads the Investment Division. Ms. Swenson, a Certified Property Manager, has been in the multi-family property management industry for over 20 years. She has two Regional Vice Presidents, with 40 years of multi-family experience, reporting to her. They, in turn, have several Regional Property Managers who are responsible for portfolios of six to eight properties each. In addition, we use independent management firms to manage our rental apartment properties located in the southwest and in those locations where we do not have a sufficient number of communities and/or apartments to warrant a satellite office, and for our portfolio of commercial properties.

Information Systems and Controls

We assign a high priority to the development and maintenance of our budget and cost control systems and procedures. Our regional offices are connected to corporate headquarters through an integrated accounting, financial, and operational management information system. Through this system, our management regularly evaluates the operations of our rental communities and the status of our development projects in relation to budgets to determine the cause of any variances and, where appropriate, to adjust our operations to capitalize on favorable variances or to limit adverse financial impacts.

Competition

The homebuilding industry and real estate development is highly competitive. We compete against numerous public and private homebuilders, developers and others where our communities are located. Therefore, we may be competing for investment opportunities, financing, available land, and potential buyers with entities that may possess greater financial, marketing, or other resources. Nevertheless, our size permits our most senior and experienced executives to participate directly in acquisition negotiations and decisions. Contact with ultimate decision makers is particularly important in convincing sellers that their acceptance of an offer from us will result in a completed transaction. Moreover, the speed with which we are able to act is often a factor in closing a purchase.

Compliance with Environmental Regulations

In 2003, in connection with the condominium conversion of Pine Crest Village at Victoria Park, we began and completed remediation of asbestos-containing materials for a total cost of $795,000.

Policy With Respect to Certain Activities

We may offer debt or shares of our common or preferred stock to the public to raise capital for general corporate purposes, including, without limitation, repayment of debt, acquisition of additional properties, and development of currently planned or future projects, or in private transactions in exchange for property. In July 2003, Tarragon issued 195,815 shares of 10% Cumulative Preferred Stock in connection with the purchase of land and homebuilding inventory. See NOTE 6. “10% CUMULATIVE PREFERRED STOCK” in the Notes to Consolidated Financial Statements for more information about the preferred stock. In September and November 2004, we issued $62 million of senior convertibles notes. See NOTE 4. “NOTES AND INTEREST PAYABLE” in the Notes to Consolidated Financial Statements for more information.

We may invest in interests in other persons and securities of other issuers engaged in real estate related activities. Although we do not currently have any plans to invest in the securities of other issuers for the purpose of exercising control, we may in the future acquire all or substantially all of the securities or assets of other entities if that investment would be consistent with our investment policies. We do not intend to underwrite securities of other issuers. We do not intend that our investment activity require us to register as an “investment company” under the Investment Company Act of 1940, and we would divest securities before any such registration would be required.

We have in the past, and may in the future, repurchase or otherwise acquire our own common stock on the open market or through private transactions. See NOTE 5. “COMMON STOCK REPURCHASE PROGRAM” in the Notes to Consolidated Financial Statement for a discussion of common stock repurchases during the past three years and authorization for repurchases as of December 31, 2004.

We do not presently intend to make investments other than as described above, although we may do so in the future. Our investment policies may be reviewed and modified from time to time by our officers and directors without the vote of stockholders. There are no limitations on the amounts we may invest in any single property or development, or on the amounts we can borrow for such purposes.

Employees

As of December 31, 2004, we employed 495 people of whom 472 were full-time and 23 were part-time employees. This includes 294 site-level property employees, who operate the Investment Division apartment properties, and 201 corporate staff, 36 of whom were employed in the Investment Division, 99 of whom were employed in the Homebuilding Division and 66 of whom serve both divisions in areas such as accounting, human resources, and information technology. We do not have any union employees. We believe we have a good relationship with our employees.

Other Information

Tarragon’s common stock is traded on the NASDAQ National Market System under the symbol “TARR.” Our principal executive offices are located at 1775 Broadway, 23rd Floor, New York, New York 10019, and our telephone number is 212-949-5000.

Our internet website address is www.tarragoncorp.com. We make available free of charge on our website our Annual Reports on Forms 10-K, Quarterly Reports on Forms 10-Q, Current Reports on Forms 8-K, reports filed pursuant to Section 16 and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission. In addition, we have posted the charters for our Audit Committee, Executive Compensation Committee, Corporate Governance and Nominating Committee, as well as our Code of Business Conduct and Ethics on our website under the heading “Governance Documents” under “Investor Relations.” These charters and principles are not incorporated in this report by reference. We will also provide a copy of these documents free of charge to stockholders upon written request. Tarragon issues annual reports containing audited financial statements to its common stockholders.

Risks Related to Tarragon

Risks Related to Our Capital Structure

Our substantial indebtedness and high leverage could adversely affect our financial health and prevent us from fulfilling our obligations under the notes.

We have substantial indebtedness and debt service requirements. As of December 31, 2004:

•	our total consolidated indebtedness was $766 million;

•	our total indebtedness in unconsolidated partnerships and joint ventures was $328.7 million;

•	we had approximately $49 million available for borrowing under various revolving credit facilities.

Our high degree of leverage could have important consequences to you, including the following:

•	a substantial portion of our cash flow from operations must be dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available to us for other purposes;

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions, or general corporate or other purposes may be impaired in the future;

•	certain of our borrowings are and will continue to be at variable rates of interest, which will expose us to the risk of increased interest rates; and

•	it may limit our flexibility to adjust to changing economic or market conditions, reduce our ability to withstand competitive pressures and make us more vulnerable to a downturn in general economic conditions.

Our secured credit facilities and the agreements governing our other indebtedness limit, but do not prohibit, us or our subsidiaries from incurring significant additional indebtedness in the future. Therefore, these risks may intensify as we incur additional indebtedness.

We may not be able to generate sufficient cash flow to meet our debt service obligations.

Our ability to make scheduled payments of principal or interest on our indebtedness will depend on our future performance, which, to a certain extent, is subject to general economic conditions, financial, competitive, legislative, regulatory, political, business, and other factors. We believe that cash generated by our business will be sufficient to enable us to make our debt payments as they become due. However, if our business does not generate sufficient cash flow, or future borrowings are not available in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs, we may not be able to fulfill our debt service obligations.

The restrictive covenants associated with our outstanding indebtedness may limit our ability to operate our business.

Our existing indebtedness contains various covenants that may limit or restrict, among other things, subject to certain exceptions, creation of liens, mergers, consolidations, dispositions of assets, dividends, redemptions of capital stock, changes in business or accounting, transactions with affiliates, and certain other transactions or business activities. In addition, a number of our debt agreements contain covenants that require us to maintain financial ratios. If we fail to comply with these covenants, we may be in default, and that existing indebtedness can be accelerated so it becomes immediately due and payable.

The market price for our common stock may be highly volatile.

The market price for our common stock may be highly volatile. A variety of factors may have a significant impact on the market price of our common stock, including:

•	the publication of earnings estimates or other research reports and speculation in the press or investment community;

•	changes in our industry and competitors;

•	our financial condition, results of operations, and prospects;

•	any future issuances of our common stock, which may include primary offerings for cash, issuances in connection with business acquisitions, and the grant or exercise of stock options from time to time;

•	general market and economic conditions; and

•	any outbreak or escalation of hostilities.

In addition, the NASDAQ National Market can experience extreme price and volume fluctuations that can be unrelated or disproportionate to the operating performance of the companies listed on NASDAQ. Broad market and industry factors may negatively affect the market price of our common stock regardless of actual operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against companies. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business.

The holders of our common stock may experience a dilution in the value of their equity interest as a result of the issuance and sale of additional shares of our common stock.

A substantial number of shares of our common stock may be issued by us in future public and private transactions and upon any conversion of our senior convertible notes. No predictions can be made as to the effect, if any, that the issuance and availability for future issuance of shares of our common stock will have on the market price of our common stock prevailing from time to time. Sales of substantial amounts of our common stock (including shares issued upon the exercise of stock options or conversion of the senior convertible notes), or the perception that such issuance or sales could occur, could adversely affect the prevailing market price for our common stock and could impair our future ability to raise capital through an offering of equity securities.

Shares of our common stock eligible for public sale could adversely affect the market price of our common stock.

The market price of our common stock could decline as a result of sales of a large number of shares in the market or market perception that such sales could occur, including sales or distributions of shares by one or more of our large stockholders or by our controlling stockholders. As of December 31, 2004, there were 15,322,892 shares of our common stock outstanding. Of those shares, 7,158,948 were held by our controlling stockholders, Mr. and Mrs. William S. Friedman and their affiliated entities and a further 506,870 were held by our other executive officers and directors. The number of shares that could be offered for sale by holders of our senior convertible notes, assuming conversion of all of the outstanding notes, is 3,376,904 (5,065,356 adjusted for the February 2005 three-for-two stock split) based upon a conversion factor of 54.4662 (81.6993 adjusted for the February 2005 three-for-two stock split) shares per $1000 in principal amount of notes. Upon issuance, such shares would constitute approximately 22% of the then issued and outstanding shares of our common stock which, if all were made available for sale at the same time, would likely affect the market price of our common stock.

We have a substantial number of stock options exercisable into our common stock outstanding and have the ability to grant a substantial number of stock options in the future under currently effective benefit plans.

As of December 31, 2004, we had granted options to purchase approximately 4.1 million shares (as adjusted for the February 2005 three-for-two stock split) of our common stock under our equity participation plans to our directors, officers, key employees, and consultants and had approximately 2.5 million shares available for future grant. The exercise of outstanding options or the future issuance of options (and the exercise of those options) or restricted stock could dilute the beneficial ownership of holders of our common stock.

Our governing documents contain anti-takeover provisions that may make it more difficult for a third party to acquire control of us.

Our Articles of Incorporation contain provisions designed to discourage attempts to acquire control of the company by merger, tender offer, proxy contest, or removal of incumbent management without the approval of our Board of Directors. As a result, a transaction which otherwise might appear to be in your best interests as a stockholder could be delayed, deferred, or prevented altogether, and you may be deprived of an opportunity to receive a premium for your shares over prevailing market prices. The provisions contained in our Articles of Incorporation include:

•	the requirement of an 80% vote to make, adopt, alter, amend, change, or repeal our Bylaws or certain key provisions of the Articles of Incorporation that embody, among other things, the aforementioned anti-takeover provisions;

•	the requirement of a 66.66% super-majority vote for the removal of a director from our Board of Directors and certain extraordinary transactions; and

•	the inability of stockholders to call a meeting of stockholders.

As of December 31, 2004, our Board of Directors and management beneficially own approximately 50% of our outstanding common stock. In light of this, these anti-takeover provisions could help entrench the Board of Directors and may effectively give our management the power to block any attempted change in control.

Risks Related to Our Homebuilding Business

We are subject to risks associated with construction and development.

Development and construction activities, with respect to both for-sale and rental communities, entail a number of risks, including but not limited to the following:

•	we may abandon a project after spending non-recoverable time and money determining its feasibility or obtaining regulatory clearance;

•	we may encounter opposition from local community or political groups with respect to development or construction at a particular site;

•	we may not be able to obtain, or may be delayed in obtaining, necessary zoning, occupancy, and other required governmental permits and authorizations;

•	we may not be able to obtain sufficient financing on favorable terms, if at all;

•	construction costs may materially exceed our original estimates;

•	we may encounter shortages of lumber or other materials, shortages of labor, labor disputes, unforeseen environmental or engineering problems, work stoppages, or natural disasters which could delay construction and result in substantial cost overruns; and

•	we may not complete construction and lease up on schedule.

The occurrence of any one or more of the above could result in lower than expected returns or cash flows from properties under development, and we could lose some or all of our investment in those properties, which could have a material, adverse effect on our growth, our business, and our results of operations.

The homebuilding industry is highly competitive.

Homebuilders compete for, among other things, desirable properties, financing, raw materials, and skilled labor. We compete both with large homebuilding companies, some of which have greater financial, marketing, and sales resources than we do, and with smaller local builders. The consolidation of some homebuilding companies may create competitors that have greater financial, marketing, and sales resources than we do and thus are able to compete more effectively against us. In addition, there may be new entrants in the markets in which we currently conduct business. We also compete for sales with individual resales of existing homes and with available rental housing.

Our future cash flows from our homebuilding division may be lower than expected.

In the year ended December 31, 2004, under the percentage-of-completion method of revenue recognition, we recognized $155.9 million of revenues from sales of homes of which only $54.7 million represented sales that had closed. Due to various contingencies, including delayed construction, cost overruns, or buyer defaults, it is possible that we may receive less cash than the amount of revenue already recognized, or the cash may be received at a later date than we expected, which could affect our profitability and ability to pay our debts. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Revenue Recognition.”

Governmental laws and regulations may increase our expenses, limit the number of homes that we can build, or delay completion of our projects.

We are subject to numerous local, state, federal, and other statutes, ordinances, rules, and regulations concerning zoning, development, building design, construction, and similar matters which impose restrictive zoning and density requirements in order to limit the number of homes that can eventually be built within the boundaries of a particular area. Projects that are not entitled may be subjected to periodic delays, changes in use, less intensive development, or elimination of development in certain specific areas due to government regulations. We may also be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or “slow-growth” or “no-growth” initiatives that could be implemented in the future in the states in which we operate. Local and state governments also have broad discretion regarding the imposition of development fees for projects in their jurisdiction. Projects for which we have received land use and development entitlements or approvals may still require a variety of other governmental approvals and permits during the development process and can also be impacted adversely by unforeseen health, safety, and welfare issues, which can further delay these projects or prevent their development. As a result, our sales could decline and our costs could increase, which could negatively affect our results of operations.

Our homebuilding activities and condominium conversions expose us to risks associated with the sale of residential units.

Our homebuilding and condominium conversion businesses entail risks in addition to those associated with development and construction activities, including:

•	market conditions in our target markets may change due to competitive, economic, demographic, geopolitical, or other factors, most of which are outside of our control, that may affect demand for homes;

•	we may not be able to achieve desired sales levels at our homebuilding projects;

•	we are exposed to additional credit risk with respect to the individuals to whom we sell homes;

•	condominium conversions may require substantial legal process and costs, which may not be recovered;

•	customers may be dissatisfied with the homes we sell, which may result in remediation costs or warranty expenses;

•	we may be left with unsold inventory, which may result in additional losses due to write-downs in inventory, additional costs associated with carrying inventory, costs and inefficiencies associated with conversion of unsold units into rental units, or sales of units for a significantly lower price than projected; and

•	the long lead-time of homebuilding projects and condominium conversion projects may result in delayed revenue recognition and difficulty in predicting whether there will be sufficient demand for our homes.

Risks Related to Our Business Generally

We are subject to all of the risks that affect homebuilders and real estate investors generally.

General factors that may adversely affect our homebuilding business, and the value of and our income from, our real estate investment portfolio include:

•	a decline in the economic conditions in one or more of our primary markets;

•	an increase in competition for tenants and customers or a decrease in demand by tenants and customers;

•	increases in interest rates;

•	general restrictions on the availability of credit;

•	an increase in supply of our property types in our primary markets;

•	terrorist activities or other acts of violence or war in the United States or the occurrence of such activities or acts that impact properties in our real estate portfolios or that may impact the general economy;

•	possible losses from fire, flood, hurricane, or other catastrophe;

•	the continuation or escalation of world geopolitical tensions; and

•	the adoption on the national, state, or local level of more restrictive laws and governmental regulations, including more restrictive zoning, land use, or environmental regulations and increased real estate taxes.

Increases in interest rates could materially increase our interest expense or could reduce our revenues.

As of December 31, 2004, we had approximately $529 million of variable rate debt. In addition, we had $152 million of variable rate debt in unconsolidated partnerships and joint ventures. We may incur additional variable rate indebtedness in the future. Accordingly, increases in interest rates could materially increase our interest expense, which could adversely affect our results of operations and financial condition.

In addition, many purchasers of our homes obtain mortgage loans to finance a substantial portion of the purchase price. In general, housing demand is adversely affected by increases in interest rates, housing costs, and unemployment and by decreases in the availability of mortgage financing. This general tendency is intensified by the fact that prospective buyers of our homes may be required to sell a home prior to purchasing one of our homes, and buyers for those homes will often require mortgage financing. In addition, there have been discussions of possible changes in the federal income tax laws that would remove or limit the deduction for home mortgage interest. Because of the often long-term nature of any development project, condominium conversion, or any other real estate investment, it may be difficult for us to adjust our business strategy quickly to compensate for changes in effective mortgage interest rates. If effective mortgage interest rates increase and the ability or willingness of prospective buyers to finance home purchases is adversely affected, our operating results may also be negatively affected.

Our net income has fluctuated in the past and may continue to do so in the future.

As reflected in our historical financial statements, our net income has fluctuated from year to year during such five-year period. Our homebuilding revenues may fluctuate as a result of the timing of the completion of projects and unit closings, seasonality of housing demand, the timing and seasonality of construction activity, the condition of the real estate market and the economy in general, material and labor costs, and the availability and cost of mortgage financing.

We may require significant additional financing that may not be available on commercially favorable terms, if at all.

We depend primarily on external financing to fund the growth of our business. We intend to use substantial portions for:

•	new construction and development;

•	condominium conversions;

•	property acquisitions; and

•	working capital.

In addition, when we develop a property as a rental property for our Investment Division, we will be required to obtain permanent financing to repay outstanding construction loans at the time the property is completed. We cannot predict whether additional sources of financing will be available in the future or the cost of such financing. Our access to debt or equity financing depends on lenders’ willingness to lend and on conditions in the capital markets, and we may not be able to secure additional sources of financing on commercially acceptable terms, if at all. A failure to obtain needed additional financing could have a material, adverse effect on the growth of our business and our results of operations and may force us to curtail our development activities or dispose of properties.

Property ownership through partnerships and joint ventures generally limits our control of those investments and entails other risks.

We invest in a number of consolidated and unconsolidated joint ventures and partnerships in which our outside partners may have significant decision making power and voting rights. Partnership or joint venture investments involve risks not otherwise present for investments made solely by us, including the possibility that our partners might become bankrupt, might have or develop different interests or goals than we do, or might take action contrary to our instructions, requests, policies, or investment objectives. Another risk of partnership investments is the possibility of an impasse on decisions, such as a sale or refinance, or disputes with our partners over the appropriate pricing and timing of any sale or refinance. In addition, joint venture and partnership agreements typically contain provisions restricting the ability to transfer the interests in the joint venture or partnership and often contain “buy-sell” provisions, which, under certain circumstances, permit a partner to initiate an offer to buy the other partner’s interests or to sell its interests to the other partner, at the other partner’s option. Buy-sell provisions may result in us buying or selling interests in a project at a different time or at a different valuation than we otherwise would have chosen, and we may not have sufficient available funds to make a purchase pursuant to such provisions. There is no limitation under our organizational documents or loan agreements as to the amount of funds that may be invested in partnerships or joint ventures.

The rental activities of our Investment Division expose us to a number of risks associated with owning, managing and operating rental real estate.

Our Investment Division’s rental real estate business entails a number of risks, including:

•	we are sensitive to market conditions in our rental markets, which may be affected by local or regional economic and demographic factors that affect demand for rental housing;

•	we may not be able to achieve sufficient occupancy levels to maintain profitability and service any indebtedness associated with our rental properties;

•	we are exposed to tenant credit risk;

•	we could be subject to the imposition of rent control or rent stabilization programs;

•	we are sensitive to competition within our markets, both from other rental properties and housing alternatives, including condominiums and single-family homes;

•	market conditions may force us to offer additional rental concessions and amenities in order to attract or retain tenants; and

•	our failure to comply with Americans with Disabilities Act and other similar laws could result in substantial costs.

We may not be able to sell our properties at the desired time or price.

Because of the lack of liquidity of real estate investments generally, our ability to respond to changing circumstances may be impaired. Real estate investments generally cannot be sold quickly. In the event that we must sell assets to generate cash flow or to service indebtedness, we cannot predict whether there will be a market for those assets in the time period we desire or need to sell them, or whether we will be able to sell them at a price that will allow us to fully recoup our investment. We may not be able to realize the full potential value of our assets, and we may incur costs related to the early pay-off of the debt secured by such assets.

The regional concentration of our assets may increase the effects of adverse trends in those markets.

A substantial number of our assets are located in four core markets: Florida, the Northeast, Texas, and Tennessee. Deterioration in economic conditions in any of these specific markets, including business layoffs and downsizing, industry slowdowns, relocations or closings of businesses, geopolitical factors, changing demographics, or oversupply of or reduced demand for real estate, may impair:

•	occupancy levels and rental rates in our investment portfolio;

•	our ability to attract new tenants and to collect rent from existing tenants;

•	our sales prices at homebuilding projects in those markets; and

•	our results of operations and cash flows.

Increased insurance costs and reduced insurance coverage may affect our results of operations and increase our potential exposure to liability.

Partially as a result of the September 11 terrorist attacks, the cost of insurance has risen, deductibles and retentions have increased, and the availability of insurance has diminished. Significant increases in our cost of insurance coverage or significant limitations on coverage could have a material adverse effect on our business, financial condition, and results of operations from such increased costs or from liability for significant uninsurable or underinsured claims.

In addition, there are some risks of loss for which we may be unable to purchase insurance coverage. For example, losses associated with landslides, earthquakes, and other geologic events may not be insurable, and other losses, such as those arising from terrorism or from the presence of mold in our rental properties or for-sale homes, may not be economically insurable. A sizeable uninsured loss could adversely affect our business, results of operations, and financial condition.

We acquire new properties from time to time.

We regularly consider acquiring additional properties for our investment portfolio or for conversion to condominiums. Acquisitions involve several risks, including but not limited to the following:

•	acquired properties may not perform as well as we expected or ever become profitable;

•	improvements to the properties may ultimately cost significantly more than we had estimated; and

•	the costs of evaluating properties that are not acquired cannot be recovered.

If one or more property acquisitions are unsuccessful due to the above or other reasons, it may have a material adverse effect on our business and results of operations.

Fluctuations in real estate values may require us to write down the book value of our real estate assets.

We are required under GAAP to assess the impairment of our long-lived assets and our homebuilding inventory whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors management considers that could trigger an impairment review include significant underperformance relative to minimum future operating results, significant change in the manner of use of the assets, significant technological or industry changes, or changes in the strategy for our overall business. When we determine that the carrying value of certain long-lived assets or homebuilding inventory is impaired, an impairment loss equal to the excess of the carrying value of the asset over its estimated fair value is recognized. Any such impairment charges will be recorded as operating losses. See “Management’s Discussion and Analysis of Financial Condition and Result of Operations — Critical Accounting Policies and Estimates — Asset Impairment.” Any material write-downs of assets could have a material adverse effect on our financial condition and earnings.

It may be difficult to succeed in new markets.

We may make investments outside of our existing markets if appropriate opportunities arise. Impediments to our success in new markets include:

•	an inability to evaluate accurately local market conditions and local demand trends;

•	an inability to obtain land for development or appropriate acquisition opportunities;

•	an inability to hire and retain key local personnel; and

•	a lack of familiarity with local and regional regulatory processes and bodies.

Failed projects as a result of expanding into new markets could have a material, adverse effect on our business and results of operations. Our historical experience in our existing markets does not ensure that we will be able to operate successfully in new markets.

We are subject to environmental laws and regulations, and our properties may have environmental or other contamination.

Various federal, state, and local environmental laws, ordinances, and regulations subject property owners or operators to liability for the costs of removal or remediation of hazardous or toxic substances on real property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances. The presence of, or the failure to properly remediate, such substances may adversely affect the value of a property, as well as our ability to sell or rent it or to borrow using that property as collateral. In addition, the particular environmental laws which apply to any given homebuilding site vary according to the site’s location, its environmental conditions, and the present and former uses of the site, as well as adjoining properties. Environmental laws and conditions may result in delays, may cause us to incur substantial compliance and other costs, and can prohibit or severely restrict homebuilding activity in environmentally sensitive regions or areas, which could negatively affect our results of operations.

In recent years there has been a widely-publicized proliferation of mold-related claims by tenants, employees, and other occupants of buildings against the owners of those buildings. Mold-related claims are generally not covered by our insurance programs. When we identify any measurable presence of mold, whether or not a claim is made, we undertake remediation we believe to be appropriate for the circumstances encountered. For example, in our Vintage at Fenwick Plantation project in Charleston, South Carolina, shortly after project completion, we discovered certain water intrusion conditions which resulted in mold growth. As part of its warranty obligations, our general contractor is paying for a remediation specialist to remove all living mold and prevent the future occurrence of water intrusion. There is little in the way of government standards, insurance industry specifications, or otherwise generally accepted guidelines dealing with mold propagation. Although considerable research into mold toxicity and exposure levels is underway, it may be several years before definitive standards are available to property owners against which to evaluate risk and design remediation practices. We cannot predict the outcome of any future regulatory requirements to deal with mold-related matters.

Our success depends on key executive officers and personnel.

Our success is dependent upon the efforts and abilities of our executive officers and other key employees, many of whom have significant experience in developing and repositioning residential and commercial properties. In particular, we are dependent upon the services of William S. Friedman, our Chairman of the Board of Directors and Chief Executive Officer, Robert C. Rohdie, a director and President and Chief Executive Officer of Tarragon Development Corporation, our wholly-owned subsidiary, which runs our Homebuilding operations, Robert P. Rothenberg, a director and our President and Chief Operating Officer, and James M. Cauley, Jr., President of Tarragon South Development Corp., which, as a subsidiary of Tarragon Development Corporation, runs our Homebuilding operations in South Florida and Texas. The loss of the services of any of these executives or other key personnel, for any reason, could have a material adverse effect upon our business, operating results, and financial condition.

Our principal stockholders effectively control corporate actions, and their interests may differ from yours.

William S. Friedman, our Chairman of the Board and Chief Executive Officer, and his wife, Lucy N. Friedman, together with their affiliated entities beneficially own approximately 46.7% of our outstanding common stock. Accordingly, Mr. and Mrs. Friedman are in a position to elect a number of the members of our Board of Directors and have substantial influence over our management and affairs. In addition, they effectively have veto power over a broad range of corporate actions requiring more than a simple majority vote presently contained in our Articles of Incorporation, including, without limitation, mergers, business combinations, change-in-control transactions, substantial asset sales, and other similar and extraordinary corporate transactions that can affect the value of our properties.

We have and continue to engage in transactions with related parties.

We have engaged in the past, and continue to engage currently, in transactions with related parties. These related party transactions include ongoing financial arrangements with several members of our Board and senior management, including a $20 million unsecured line of credit facility extended to us by affiliates of Mr. and Mrs. Friedman, which was approved by our Board of Directors. In addition, Mr. and Mrs. Friedman have pledged shares of our common stock that they hold to secure two of our outstanding credit facilities, and we have agreed to indemnify them for any loss, cost, or liability associated with the pledges.

Executive Officers of the Registrant

Part III of this 10-K is incorporated by reference to a proxy statement to be filed with the SEC in connection with our annual meeting of stockholders to be held in June 2005. Information required by Item 10. “DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT” with respect to Directors will be included in our proxy statement. The following discussion sets for the information required by Item 10. “DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT” with respect to Tarragon’s executive officers.

William S. Friedman (61) has been Chief Executive Officer and a director of Tarragon since April 1997, and as Chairman of the Board of Directors since December 2000. He also served as President from April 1997 through June 2004. He previously served as a Trustee (from March 1988), Chief Executive Officer (from December 1993), President (from December 1988), acting Chief Financial Officer (from May 1990 to February 1991), Treasurer (from August to September 1989), and acting Principal Financial and Accounting Officer (from December 1988 to August 1989) of Vinland Property Trust (until July 1997) and National Income Realty Trust (until November 1998).

Robert C. Rohdie (64) has been director of Tarragon and President and Chief Executive Officer of Tarragon Development Corporation, a wholly owned subsidiary of Tarragon responsible for real estate development and renovation projects, since February 2000. Since 1988, Mr. Rohdie also served as President of Rohdhouse Investments, Inc., his wholly owned real estate development company, which acted as Tarragon’s joint venture partner in new construction and development projects from 1997 through 2000. Mr. Rohdie has been an attorney at law since 1965.

Robert P. Rothenberg (46) has been a director and the Chief Operating Officer of Tarragon since September 2000, and has served as President of Tarragon since June 2004. Mr. Rothenberg has been the managing member of APA Management LLC, a real estate investment and management company, since 1994. He is also a Managing Member of Ansonia LLC, which together with Tarragon has acquired over 2,600 apartments in the State of Connecticut since 1997. Mr. Rothenberg was a co-managing member of Accord Properties Associates, LLC, which managed the Ansonia portfolio in Connecticut and was acquired by Tarragon in January 2001.

James M. Cauley, Jr. (42) joined Tarragon as President of Tarragon South Development Corp., a wholly-owned subsidiary of Tarragon Corporation responsible for the development of for-sale communities in Florida, in January 2004. Mr. Cauley previously served as President and Managing Partner of The Altman Companies, a regional owner, developer, and manager of luxury apartment communities, from December 2001 through February 2003, and as President of Altman Management Company from September 1996 through December 2001.

Chris Clinton (58) has been Senior Vice President — Commercial Asset Management of Tarragon and its predecessors, Vinland Property Trust and National Income Realty Trust, since March 1994. He also served as Vice President of Vinland Property Trust and National Income Realty Trust from October 1988 to March 1994.

Ron Leichtner (43) was appointed Vice President of Tarragon in March 2004. Mr. Leichtner previously served as a Managing Director of Tarragon from September 2002 through March 2004. Mr. Leichtner served as the chief financial officer of Batiz.com, a sales, marketing, and web design firm, and as the Managing Member of WHB Tennis and Sport LLC from July 2001 through September 2002. He served as Senior Vice President of Omni Development and its affiliate, Omni Funding Corporation, a privately held finance and real estate development group, from January 1985 through June 2001.

Kathryn Mansfield (44) has been Executive Vice President of Tarragon since December 1998 and Secretary since May 1998. She was appointed the General Counsel of Tarragon in June 2004. She previously served as Vice President of Tarragon and its predecessor, National Income Realty Trust, from May 1998 to December 1998. Ms. Mansfield has been an attorney at law since 1984.

Todd C. Minor (46) has been Executive Vice President of Tarragon since November 2001 and Treasurer of Tarragon and its predecessors, Vinland Property Trust and National Income Realty Trust, since December 1996. He also served as Senior Vice President (from March 1994 to December 1998) and Vice President (from April 1991 to July 1993) of Tarragon and its predecessors.

Erin D. Pickens (43) has been Executive Vice President and Chief Financial Officer of Tarragon since December 1998. She previously served as Vice President and Chief Accounting Officer for Tarragon and its predecessors, Vinland Property Trust and National Income Realty Trust, from September 1996 to November 1998. She served as Accounting Manager of Vinland Property Trust and National Income Realty Trust from June 1995 to August 1996. Ms. Pickens has been a Certified Public Accountant since 1990.

Charles Rubenstein (46) has been Executive Vice President of Tarragon since December 1998. He is also General Counsel to Tarragon Development Corporation. He also served as General Counsel of Tarragon from September 1998 to June 2004. He served as Senior Vice President for Tarragon and its predecessor, National Income Realty Trust, from September 1998 to December 1998. Mr. Rubenstein has been an attorney at law since 1984.

Todd M. Schefler (48) has been Executive Vice President — Development for Tarragon since January 2003. He previously served as Senior Vice President — Development of Tarragon from May 2001 to December 2002, and as Vice President — Structured Transactions from January 2000 through May 2001.

Saul Spitz (53) joined Tarragon as Executive Vice President of Acquisitions in September 2000. He has been a member of APA Management LLC, a real estate investment and management company, since September 1994. He has also been a member of Ansonia LLC, which together with Tarragon has acquired close to 2600 apartments in the state of Connecticut, since November 1997. Mr. Spitz was a co-managing member of Accord Properties Associates, LLC, which managed the Ansonia portfolio in Connecticut, from 1998 through January 2001, when it was acquired by Tarragon.

Eileen A. Swenson (54) joined Tarragon as President of Tarragon Management, Inc. in September 2000. Ms. Swenson founded and served as President of Accord Properties Associates, LLC and its predecessor, Accord Ventures, Inc., from August 1994 through January 2001, when it was acquired by Tarragon. Ms. Swenson has been a Certified Property Manager since 1987.

William M. Thompson (45) became Executive Vice President — Operations in March 2003. He joined Tarragon as Executive Vice President and Chief Information Officer in September 2000. He served as Chief Financial Officer of Accord Properties Associates, LLC from August 1998 through January 2001, when it was acquired by Tarragon. Mr. Thompson has been a Certified Public Accountant since 1982.

ITEM 2. PROPERTIES

At December 31, 2004, our real estate portfolio had 85 properties, including 58 apartment communities, seven office buildings, ten retail properties, six tracts of land, and four rental apartment communities currently under development. Unconsolidated joint ventures owned 19 of the 85 properties. We also had 15 consolidated and six unconsolidated active for-sale communities and seven consolidated single-family home site developments. Tarragon, or the consolidated or unconsolidated subsidiaries, partnerships, or joint ventures that own the properties, generally have fee simple title to these properties, and most of them are pledged to secure mortgages. For a detailed listing of these mortgages, see the table below entitled “Mortgage Loans Secured by Owned Properties.” We believe our properties are adequately covered by liability and casualty insurance, consistent with industry standards.

The following tables summarize information about our rental apartment and for-sale communities. Tarragon’s ownership interest is presented for communities owned through unconsolidated joint ventures. Dollar amounts are in thousands.

Tarragon Corporation
Communities Summarized by Market
December 31, 2004

	Rental Communities				For-Sale Communities
	Number			Percentage	Number	Number of	Percentage
	of		Number of	of	of	Homes or	of
Market	Communities		Apartments	Total	Communities	Home Sites	Total

Florida	23		5,600	41%	20	3,143	72%
California	1		416	3%
Connecticut	14		2,715	20%
Texas	8		1,727	13%
New Jersey					6	958	22%
New York					1	215	5%
Tennessee	2		802	6%	1	36	1%
Ohio	1		504	4%
Georgia	1		360	3%
Maryland	1		459	3%
Louisiana	2		320	2%
South Carolina	1	(1)	216	2%
Alabama	1		178	1%
Michigan	1		172	1%
Oklahoma	2		178	1%

	58		13,647	100%	28	4,352	100%

(1)	Represents one rental community currently in lease-up and in the Homebuilding Division.

TARRAGON CORPORATION
RENTAL APARTMENT COMMUNITIES
DECEMBER 31, 2004

					Year Ended December 31,		As of December 31,
					2004	2003	2004	2003	2004
		Ownership
		Interest If		Age	Average	Average	Average	Average	Net
		Joint	Number of	In	Physical	Physical	Monthly	Monthly	Carrying
Community	Location	Venture	Apartments	Years	Occupancy	Occupancy	Rent/Unit(1)	Rent/Unit(1)	Value(2)

Same Store Stabilized Investment Division Apartments
Acadian Place	Baton Rouge, LA		120	30	86.2%	93.9%	$598	$559	$3,077
Autumn Ridge	East Haven, CT	70%	116	31	92.4%	93.4%	634	618	1,792
Bayfront	Houston, TX		200	33	91.9%	92.3%	650	648	2,422
Brooks, The	Addison, TX		104	35	93.2%	93.3%	595	623	2,465
Carlyle Towers	Southfield, MI		172	34	93.7%	89.7%	945	915	4,880
Club at Danforth	Jacksonville, FL	99%	288	7	93.1%	95.1%	842	852	14,164
Courtyard at the Park	North Miami, FL		127	32	96.0%	92.2%	808	770	3,994
Creekwood North	Altamonte Springs, FL		180	31	94.4%	90.7%	658	642	2,990
Desert Winds	Jacksonville, FL		152	32	98.9%	98.1%	617	596	1,890
Dogwood Hills	Hamden, CT	70%	46	32	92.6%	96.9%	1,050	1,022	2,452
Forest Park	Rocky Hill, CT		161	37	92.4%	95.3%	910	922	8,721
Fountainhead	Kissimmee, FL		184	16	93.5%	89.5%	769	742	6,923
French Villa	Tulsa, OK		100	33	94.0%	93.6%	651	645	2,500
Groton Towers	Groton, CT	70%	114	31	93.4%	94.3%	914	908	4,534
Gull Harbor	New London, CT	70%	65	30	96.6%	93.8%	737	713	1,494
Hamden Centre	Hamden, CT	70%	65	34	92.7%	92.6%	911	892	2,719
Harbour Green	Panama City Beach, FL		200	7	97.9%	96.1%	836	768	9,427
Heather Hill	Temple Hills, MD		459	38	95.0%	94.0%	948	912	11,366
Lakeview	Waterbury, CT	70%	88	16	92.6%	93.0%	805	808	2,798
Liberty Building	New Haven, CT	90%	124	5	93.0%	88.2%	1,059	1,047	7,525
Links at Georgetown	Savannah, GA	99%	360	5	93.9%	88.1%	828	795	20,944
Martins Landing	Lakeland, FL		236	31	94.2%	94.2%	625	590	5,308
Mayfaire at Windsor Parke	Jacksonville, FL		324	7	93.2%	96.5%	899	874	18,786
Meadowbrook	Baton Rouge, LA		200	36	93.4%	92.8%	519	504	1,486
Mission Trace	Tallahassee, FL		96	15	90.2%	92.2%	668	655	2,570
Morningside	Jacksonville, FL		112	31	93.1%	92.4%	585	573	2,151
Mustang Creek	Arlington, TX		120	30	94.1%	91.1%	894	920	3,559
Nutmeg Woods	New London, CT	70%	382	34	94.1%	95.2%	850	815	15,768
Ocean Beach	New London, CT	70%	455	32	93.9%	93.0%	709	688	13,248
Palm Court	North Miami, FL		144	33	94.6%	95.3%	789	758	2,454
Park Dale Gardens	Dallas, TX		224	29	91.2%	93.5%	613	617	1,746
Parkview	Naugatuck, CT	70%	160	33	94.7%	93.2%	966	940	6,277
The Regents	Jacksonville, FL		304	32	92.5%	94.1%	576	560	5,228

TARRAGON CORPORATION
RENTAL APARTMENT COMMUNITIES
DECEMBER 31, 2004

					Year Ended December 31,		As of December 31,
					2004	2003	2004	2003	2004
		Ownership
		Interest If		Age	Average	Average	Average	Average	Net
		Joint	Number of	In	Physical	Physical	Monthly	Monthly	Carrying
Community	Location	Venture	Apartments	Years	Occupancy	Occupancy	Rent/Unit(1)	Rent/Unit(1)	Value(2)

Same Store Stabilized Investment Division Apartments (continued)
River City Landing	Jacksonville, FL		352	39	92.5%	95.9%	$634	$611	$11,415
Sagamore Hills	Middletown, CT	70%	212	36	94.2%	90.8%	790	792	7,822
Silver Creek	Jacksonville, FL		152	32	99.1%	98.7%	657	635	1,794
Southern Elms	Tulsa, OK		78	36	88.8%	91.3%	573	573	1,350
Summit on the Lake	Ft. Worth, TX		198	18	92.6%	94.2%	567	569	3,853
Vineyard at Eagle Harbor	Orange Park, FL	99%	328	6	92.1%	89.5%	894	873	17,318
Vintage at Lake Lotta	Ocoee, FL		199	3	93.9%	91.8%	902	904	17,179
Vintage at Legacy	Frisco, TX		320	5	92.4%	94.8%	908	937	25,006
Vintage at Plantation Bay	Jacksonville, FL		240	3	92.9%	94.2%	907	912	13,730
Vintage at Tampa Palms	Tampa, FL		298	3	92.2%	91.3%	910	952	20,555
Vintage at the Parke	Murfreesboro, TN	(3)	278	3	93.1%	92.9%	804	777	14,573
Vintage on the Green	Orlando, FL		396	4	90.6%	89.6%	855	874	27,907
Vistas at Lake Worth	Ft. Worth, TX		265	6	92.5%	92.2%	690	702	13,671
Woodcliff Estates	East Hartford, CT	70%	561	35	91.8%	91.8%	779	779	19,374
Woodcreek	Jacksonville, FL		260	29	90.4%	92.3%	660	650	3,824
Woodcreek Garden	Lancaster, CA	(5)	416	16	96.0%	96.4%	893	785	21,358

Subtotals/Averages			10,735	18	93.3%	93.1%	783	768	418,387

Investment Division Apartments In Lease Up (4)
Arbor Glen	Toledo, OH	57%(5)	504	36	75.7%	68.0%	393	399	6,872
Aventerra Apartment Homes	Dallas, TX		296	30	81.0%	83.7%	566	603	6,319
Somerset Park	Memphis, TN		524	30	85.9%	81.0%	481	478	8,160
Villa Tuscany	Orlando, FL	(3)	342	3	95.2%	70.0%	814	804	21,652
Vintage at Abacoa	Jupiter, FL	(3)	390	2	92.6%	66.2%	1,172	1,138	40,790
Vintage at Madison Crossing	Huntsville, AL		178	2	93.0%	88.4%	753	766	10,469
Vintage Cottage	Orlando, FL		296	1	95.4%	50.2%	913	854	19,579

Subtotals/Averages			2,530	8	87.2%	71.9%	695	687	113,841

TARRAGON CORPORATION
RENTAL APARTMENT COMMUNITIES
DECEMBER 31, 2004

					Year Ended December 31,		As of December 31,
					2004	2003	2004	2003	2004
		Ownership
		Interest If		Age	Average	Average	Average	Average	Net
		Joint	Number of	In	Physical	Physical	Monthly	Monthly	Carrying
Community	Location	Venture	Apartments	Years	Occupancy	Occupancy	Rent/Unit(1)	Rent/Unit(1)	Value(2)
Investment Division Apartments Purchased

200 Fountain Apartment Homes (6)	New Haven, CT		166	39	75.7%	—	$1,047	$—	$15,935

			166	39	75.7%	—	1,047	—	15,935

Subtotals/Averages – All Investment Division Apartments			13,431	17	91.9%	89.1%	770	752	548,163

Homebuilding Division Rental Apartments

Vintage at Fenwick Plantation	Charleston, SC	(3)	216	2	49.0%	53.9%	1,034	1,028	16,642

Subtotals/Averages			216	2	49.0%	53.9%	1,034	1,028	16,642

Total/Averages – All Rental Apartments			13,647	15	91.2%	88.5%	$774	$757	$564,805

(1)	Average monthly rent is defined as total possible rent (actual rent for leased apartments and asking rent for vacant apartments) for the month of December divided by number of units.

(2)	For properties owned by unconsolidated joint ventures, this balance represents the net carrying value on the books of the joint venture.

(3)	These properties are owned by consolidated joint ventures in which we have a 70% ownership interest.

(4)	All of these properties were transferred to the Investment Division from the Homebuilding Division after January 1, 2003. Physical occupancy as of December 31, 2004, for apartment communities in lease up during 2003 or 2004 was as follows:

Arbor Glen	84.7%
Aventerra Apartment Homes	81.1%
Somerset Park	80.5%
Villa Tuscany	98.0%
Vintage at Abacoa	98.2%
Vintage at Madison Crossing	93.3%
Vintage Cottage	97.0%

(5)	These properties were sold in January 2005. The net carrying value of Woodcreek Garden Apartments is presented in Assets Held for Sale in the Consolidated Balance Sheet as of December 31, 2004.

(6)	Average physical occupancy for the year ended December 31, 2003, and average monthly rent per unit as of December 31, 2003 for the Investment Division Apartments and All Rental Apartments exclude 200 Fountain Apartment Homes because it was acquired in May 2004.

TARRAGON CORPORATION
PLANNED RENTAL APARTMENT COMMUNITIES
DECEMBER 31, 2004

Our development program includes the construction of the rental communities presented below. We expect to acquire the land in Ocala, Florida, for Deerwood in the first quarter of 2005. 1118 Adams will be an affordable apartment community, and we will utilize capital grants and loans from the New Jersey Housing Finance Agency to pay for 25% of the costs of this project. We plan to use a construction loan and the sale of Federal tax credits to finance the remaining costs of this project. We have a $14.3 million construction loan with a balance of $3.1 million as of December 31, 2004, to finance the construction of Cason Estates. We expect the first apartments in this property to be ready for occupancy in April 2005. We closed a $21.4 million construction loan in January 2005 to finance the construction of Newbury Village. We expect the first apartments in this property to be ready for occupancy in the fourth quarter of 2005. We plan to finance eighty-five percent of the cost of Deerwood with a construction loan. We will use internally generated funds to pay for the remainder of the costs of these properties.

	Tarragon's
	Interest in		Number of	Budgeted	Construction
Community	Profits (1)	Location	Apartments	Cost	Start (2)

1118 Adams Street	70%	Hoboken, NJ	90	$20,000	Nov-04
Cason Estates		Murfreesboro, TN	262	20,337	Feb-04
Newbury Village		Meriden, CT	180	28,320	May-04
Deerwood	50%	Ocala, FL	328	22,000	Apr-05

Total			860	$90,657

(1)	If blank, the interest is 100%

(2)	Represents expected start for Deerwood.

TARRAGON CORPORATION
ACTIVE FOR-SALE COMMUNITIES
DECEMBER 31, 2004

		Ownership		Number of
		Interest If		Remaining		Construction
		Joint		Homes or	Costs to	Financing
Community	Location	Venture		Home Sites (1)	Complete (2)	Available (3)
					(in thousands)
1100 Adams	Hoboken, NJ	70%		76	$16,500	$—	(4)
5600 Collins	Miami Beach, FL			6	812	690
Alexandria Place	Apopka, FL	40%		13	—	—
Alexandria Pointe	Deland, FL	40%		102	711	711
Alta Mar	Ft. Myers, FL			131	6,127	6,127
Arlington Park	Tampa, FL			76	—	—
Belle Park	Nashville, TN			36	1,865	1,865
Cypress Grove	Pompano Beach, FL	50%		481	112,500	—	(9)
Georgetown at Celebration	Celebration, FL			315	1,707	—	(5)
The Grande	Orlando, FL	50%		261	1,616	1,616
The Hamptons	Orlando, FL	50%		743	3,301	—
Las Olas River House	Ft. Lauderdale, FL	70	% (6)	209	7,815	—
One Hudson Park	Edgewater, NJ			168	49,477	49,477
Pine Crest Village II	Ft. Lauderdale, FL			11	181	—
Southridge Pointe	Deland, FL	40%		29	33	25
Tuscany on the Intracoastal	Boynton Beach, FL			61	104	—
Venetian Bay Village II & III	Kissimmee, FL	56%		208	8,599	8,599	(7)
The Villas at Seven Dwarfs Lane	Orlando, FL			256	21,789	—	(8)
Warwick Grove	Warwick NY	50%		215	56,336	8,583
Waterstreet at Celebration	Celebration, FL			37	611	—
Wekiva Crest	Apopka, FL	40%		4	—	—
Woods of Lake Helen	Lake Helen, FL	40%		93	—	—
Woods of Southridge	Deland, FL	40%		17	3	3
XII Hundred Grand	Hoboken, NJ	50%		159	8,707	8,707
XIII Hundred Grand	Hoboken, NJ	50%		118	2,464	2,464

				3,825	$301,258	$88,867

Projects without completed budgets (10):
100 East Las Olas	Ft. Lauderdale, FL	70	%(6)	90
Block 88	Hoboken, NJ	70%		220
Block 99	Hoboken, NJ	55%		217

				527

(1)	Number of remaining homes or home sites includes both backlog (homes or home sites sold, not closed) and unsold homes under active development.

(2)	Costs to Complete represent estimated construction costs to complete the projects. In addition to these costs, we anticipate incurring marketing, advertising, selling commissions and closing costs, and interest on mezzanine debt.

(3)	Construction financing available represents funds available from construction loans. For the December 31, 2004, loan balances, please see the table below entitled “Mortgage Loans Secured by Owned Properties.”

(4)	We have a commitment from a bank for a $24.4 million construction loan to finance the development of this project.

(5)	This conversion project was purchased in January 2005 for $47 million.

(6)	In January 2005, we acquired our partners’ interests in these projects.

(7)	We have a $9 million revolving construction loan. As we complete buildings and close sales, we pay down the loan, which makes additional borrowings available.

(8)	We are in discussions with a bank to obtain a $10.9 million acquisition and development loan and a $10 million revolving construction loan to finance the development of this project.

(9)	We are in discussions with a bank to obtain a $24.1 million acquisition and development loan and a $15 million revolving construction loan to finance the development of this project.

(10)	We are in the process of developing our budgets for these projects.

Tarragon’s Development Program includes construction or renovation of the above for-sale communities. Costs to complete in excess of construction financing available will be paid for with internally generated funds.

TARRAGON CORPORATION
MORTGAGE LOANS SECURED BY OWNED PROPERTIES
DECEMBER 31, 2004
(Dollars in thousands)

	Balance	Stated			Balance
	Dec. 31,	Interest		Maturity	Due at
Name of Property	2004	Rate (D)		Date	Maturity

Investment Division Consolidated Apartment Communities
200 Fountain Apartment Homes	$11,810	4.70	%(A)	Nov-05	$11,648
Acadian Place	2,999	6.56	%(C)	Jan-09	2,765
Aventerra Apartment Homes	7,871	4.40	%(A)	Dec-05	7,871
Bayfront	3,923	5.99	%(C)	Nov-08	3,605
Brooks, The	2,974	7.25	%(C)	Jun-09	2,770
Carlyle Towers	5,032	6.96	%(C)	Mar-08	4,724
Carlyle Towers — supplemental mortgage	1,727	7.90	%(C)	Jan-11	1,574
Courtyard at the Park	4,413	7.83	%(C)	Sep-10	4,083
Creekwood North	4,739	8.02	%(C)	Aug-10	4,400
Creekwood North — supplemental mortgage	1,200	5.62	%(C)	Dec-13	1,033
Desert Winds/Silver Creek	6,868	5.03	%(C)	Jun-13	5,319
Desert Winds/Silver Creek — supplemental mortgage	997	5.58	%(C)	Oct-14	766
Forest Park	9,864	5.22	%(C)	Oct-12	8,531
Fountainhead	6,978	8.06	%(C)	Jul-10	6,491
French Villa	1,783	6.82	%(C)	Jan-09	1,648
French Villa — supplemental mortgage	1,191	7.23	%(C)	Mar-11	1,086
Harbour Green	9,821	4.13	%(A)	May-06	9,821
Harbour Green — supplemental mortgage	2,808	4.30	%(A)	May-06	2,717
Heather Hill	16,741	4.88	%(C)	Nov-10	14,757
Heather Hill — supplemental mortgage	2,734	5.62	%(C)	Nov-10	2,470
Heather Hill — supplemental mortgage	4,687	5.95	%(C)	Oct-12	4,125
Heather Hill — supplemental mortgage	3,600	5.69	%(C)	Jan-14	3,103
Martins Landing	6,956	4.13	%(A)	May-06	6,956
Mayfaire at Windsor Parke	17,942	7.56	%(C)	Oct-09	16,713
Meadowbrook	3,414	6.56	%(C)	Jan-09	3,148
Meadowbrook — supplemental mortgage	610	7.26	%(C)	Apr-11	556
Mission Trace	3,750	5.15	%(C)	Jun-09	3,495
Morningside	2,270	4.19	%(B)	Dec-12	1,747
Mustang Creek	5,670	8.06	%(C)	Jul-10	5,274
Palm Court	4,454	7.59	%(C)	Oct-10	4,103
Palm Court — supplemental mortgage	790	6.30	%(C)	Jan-13	699
Park Dale Gardens	5,359	8.11	%(C)	Jul-10	4,989
Regents, The	6,057	8.06	%(C)	Jul-10	5,634
Regents, The — supplemental mortgage	1,963	6.18	%(C)	Aug-12	1,740
River City Landing	10,307	4.13	%(A)	May-06	10,307
Southern Elms	1,620	4.67	%(B)	Apr-07	1,540
Summit on the Lake	4,301	6.35	%(C)	Aug-27	—
Villa Tuscany	22,500	4.45	%(A)	Jun-06	22,500
Vintage at Abacoa	39,133	4.35	%(A)	May-06	37,844
Vintage at Lake Lotta	13,442	4.30	%(A)	Nov-05	13,158
Vintage at Legacy	21,431	4.13	%(A)	May-06	21,431
Vintage at Madison Crossing	9,796	4.30	%(A)	May-06	9,492

TARRAGON CORPORATION
MORTGAGE LOANS SECURED BY OWNED PROPERTIES
DECEMBER 31, 2004
(Dollars in thousands)

	Balance	Stated			Balance
	Dec. 31,	Interest		Maturity	Due at
Name of Property	2004	Rate (D)		Date	Maturity

Investment Division Consolidated Apartment Communities (continued)

Vintage at Plantation Bay	$14,872	4.13%	(A)	May-06	$14,872
Vintage at Tampa Palms	20,872	4.30%	(A)	May-06	20,225
Vintage at the Parke	14,545	4.13%	(A)	May-06	14,545
Vintage Cottage	20,349	4.13%	(A)	May-06	19,618
Vintage on the Green	25,817	4.13%	(A)	May-06	25,817
Vistas at Lake Worth	9,043	6.61%	(C)	Oct-11	8,092
Woodcreek	6,517	6.79%	(C)	Sep-08	6,057
Woodcreek-supplemental mortgage	1,732	7.90%	(C)	Jan-11	1,578
Woodcreek Garden (F)	13,330	2.27%	(B)	Dec-31	2,701
Woodcreek Garden-supplemental mortgage (F)	4,135	6.26%	(C)	Jun-14	—
Woodcreek Garden-supplemental mortgage (F)	3,015	6.69%	(C)	Jun-14	2,497

	430,752	5.09%	(E)		392,635

Homebuilding Division Rental Apartment Communities

Cason Estates	3,136	4.20%	(A)	May-06	3,136
Vintage at Fenwick Plantation	14,425	4.40%	(A)	Jun-05	14,425

	17,561	4.36%	(E)		17,561

				May-05
Commercial properties and land (G)	50,303	5.27%	(E)	to Jul-23	33,262

CONSOLIDATED MORTGAGES ON REAL ESTATE	498,616	5.08%	(E)		443,458

TARRAGON CORPORATION
MORTGAGE LOANS SECURED BY OWNED PROPERTIES
DECEMBER 31, 2004
(Dollars in thousands)

	Balance	Stated				Balance
	Dec. 31,	Interest			Maturity	Due at
Name of Property	2004	Rate (D)			Date	Maturity

Homebuilding Division For Sale Communities

100 East Las Olas	$4,125	6.25%	(A	)	Mar-05	$4,125
1100 Adams Street	5,075	4.90%	(A	)	Mar-05	5,075
5600 Collins	310	5.25%	(A	)	May-05	310
Alexandria Pointe	1,680	5.40%	(A	)	Jun-07	1,680
Alta Mar	10,425	4.40%	(A	)	Nov-06	10,425
Arlington Park	7,000	5.25%	(A	)	Dec-05	7,000
Belle Park	3,796	4.60%	(A	)	Sep-07	3,796
Las Olas Riverhouse — construction loan	60,146	5.20%	(A	)	Apr-05	60,146
Las Olas Riverhouse — mezzanine loan	36,500	5.90%	(A	)	Mar-05	36,500
Lincoln Pointe	38,512	5.35%	(A	)	Aug-06	38,512
Metropolitan Sarasota	18,721	5.15%	(A	)	Aug-05	18,721
One Hudson Park	2,947	4.25%	(A	)	Jun-07	2,947
Southridge Pointe	1,133	5.40%	(A	)	Jun-06	1,133
The Exchange	5,702	4.65%	(A	)	Nov-06	5,702
Venetian Bay — construction loan	5,398	4.90%	(A	)	Dec-05	5,398
Venetian Bay — supplemental loan	4,051	5.15%	(A	)	Jun-05	4,051
The Villas at Seven Dwarfs Lane	1,725	4.90%	(A	)	Nov-05	1,725
Warick Grove — acquisition and development loan	7,315	4.60%	(A	)	Jul-06	7,315
Warick Grove — construction loan	402	4.60%	(A	)	Jul-06	402
Woods of Lake Helen	1,971	6.00%	(A	)	Nov-05	1,971
Woods of Southridge	739	5.40%	(A	)	Dec-05	739

	217,673	5.26%	(E	)		217,673

TOTAL CONSOLIDATED MORTGAGES	716,289	5.13%	(E	)		661,131

Mortgage Debt of Unconsolidated Partnerships and Joint Ventures

Investment Division Apartment Communities

Arbor Glen	4,562	8.02%	(C	)	Jan-06	4,416
Autumn Ridge	3,157	6.89%	(C	)	Apr-11	2,856
Autumn Ridge — supplemental mortgage	1,019	6.01%	(C	)	Apr-13	888
Club at Danforth	14,319	7.56%	(C	)	Oct-09	13,338
Dogwood Hills	3,032	5.22%	(C	)	Oct-12	2,622
Groton Towers	4,608	7.82%	(C	)	Sep-10	4,263
Groton Towers — supplemental mortgage	1,064	5.96%	(C	)	Oct-10	968
Groton Towers — supplemental mortgage	926	5.98%	(C	)	Oct-12	815
Gull Harbor	2,885	5.52%	(C	)	Jul-09	2,699
Hamden Centre	3,599	5.22%	(C	)	Oct-12	3,113
Lakeview	2,814	8.00%	(C	)	Jul-10	2,615
Lakeview — supplemental mortgage	675	5.16%	(C	)	May-13	578
Liberty Building	9,548	5.19%	(C	)	Oct-12	8,252
Links at Georgetown	13,271	7.31%	(C	)	Jun-09	12,256

TARRAGON CORPORATION
MORTGAGE LOANS SECURED BY OWNED PROPERTIES
DECEMBER 31, 2004
(Dollars in thousands)

			Balance	Stated				Balance
			Dec. 31,	Interest			Maturity	Due at
Name of Property			2004	Rate (D)			Date	Maturity

Mortgage Debt of Unconsolidated Partnerships and Joint Ventures (continued)

Investment Division Apartment Communities (continued)

Links at Georgetown — supplemental mortgage			$243	6.53%	(C	)	Jun-09	$228
Links at Georgetown — supplemental mortgage			5,306	6.43%	(C	)	Jun-09	4,972
Nutmeg Woods			12,896	7.68%	(C	)	Sep-10	11,904
Nutmeg Woods — supplemental mortgage			3,050	5.96%	(C	)	Oct-10	2,775
Nutmeg Woods — supplemental mortgage			2,747	5.98%	(C	)	Oct-12	2,419
Ocean Beach			18,129	5.22%	(C	)	Oct-12	15,680
Parkview			6,292	7.86%	(C	)	Aug-10	5,829
Parkview — supplemental mortgage			1,630	6.91%	(C	)	Dec-12	1,433
Parkview — supplemental mortgage			1,087	6.27%	(C	)	Dec-14	917
Sagamore Hills			7,468	7.85%	(C	)	Jul-10	6,925
Sagamore Hills — supplemental mortgage			827	5.06%	(C	)	Apr-13	708
Vineyard at Eagle Harbor			17,711	7.61%	(C	)	Nov-10	16,301
Woodcliff Estates			19,225	7.68%	(C	)	Sep-10	17,745
Woodcliff Estates — supplemental mortgage			3,457	7.61%	(C	)	Jan-13	3,084
Woodcliff Estates — supplemental mortgage			3,913	5.46%	(C	)	May-15	3,208

			169,460	6.89%	(E	)		153,807

Commercial	(H	)	3,909	7.12%	(C	)	Jul-08	3,682

Mortgages on real estate			173,369	6.90%	(E	)		157,489

Homebuilding Division For Sale Communities
XII Hundred Grand and XIII Hundred Grand			52,321	4.15%	(A	)	Dec-05	52,321
Cypress Grove			2,841	20.00%	(C	)(I)	Jun-07	2,841
The Grande			21,174	5.35%	(A	)	Oct-06	21,174
The Hamptons			79,000	5.35%	(A	)	Dec-06	79,000

			155,336	5.21%	(E	)		155,336

Total unconsolidated mortgages			328,705	6.10%	(E	)		312,825

TOTAL ALL MORTGAGES			$1,044,994	5.44%				$973,956

TARRAGON CORPORATION
MORTGAGE LOANS SECURED BY OWNED PROPERTIES
DECEMBER 31, 2004
(Dollars in thousands)

	Balance	Stated Interest			Balance Due at
Name of Property	Dec. 31, 2004	Rate (D)			Maturity

Summary by interest rate type:
Investment Division:
Consolidated
Total variable rate mortgages	$291,866	4.34%	(E	)	$272,307
Total variable rate mortgages subject to cap	20,150	3.06%	(E	)	8,768
Total fixed rate mortgages	167,576	6.68%	(E	)	143,749

	479,592	5.10%			424,824

Unconsolidated
Total variable rate mortgages	—	—	(E	)	—
Total variable rate mortgages subject to cap	—	—	(E	)	—
Total fixed rate mortgages	173,369	6.90%	(E	)	157,489

	173,369	6.90%	(E	)	157,489

Homebuilding Division:
Consolidated
Total variable rate mortgages	236,697	5.16%	(E	)	236,307
Total variable rate mortgages subject to cap	—	—	(E	)	—
Total fixed rate mortgages	—	—	(E	)	—

	236,697	5.16%	(E	)	236,307

Unconsolidated
Total variable rate mortgages	152,495	4.94%	(E	)	152,495
Total variable rate mortgages subject to cap	—	—	(E	)	—
Total fixed rate mortgages	2,841	20.00%	(E	)	2,841

	155,336	5.21%	(E	)	155,336

Total all mortgages	$1,044,994	5.44%	(E	)	$973,956

(A)	Variable rate mortgage.

(B)	Variable rate mortgage subject to cap or ceiling.

(C)	Fixed rate mortgage.

(D)	For loans with variable interest rates, the rate in effect as of December 31, 2004, is presented.

(E)	Represents weighted average interest rate as of December 31, 2004, computed based upon the December 31, 2004, balances.

(F)	These mortgages are presented in Liabilities Related to Assets Held for Sale in the Consolidated Balance Sheet as of December 31, 2004, in ITEM 8. “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.” This property was sold, and the mortgages paid off in January 2005.

(G)	Includes mortgages secured by eight commercial properties and three tracts of land.

(H)	Includes mortgages secured by one commercial property.

(I)	This is a mezzanine loan provided by Tarragon.

ITEM 3. LEGAL PROCEEDINGS

In April 2003, in connection with the condominium conversion of Pine Crest Village at Victoria Park, a contractor for Tarragon may have inadvertently disturbed asbestos-containing materials. Such actions are currently under investigation by the Environmental Protection Agency and may result in civil and/or criminal proceedings under applicable law. The extent of the resulting liability, if any, is unknown at this time. We have incurred legal and other professional fees and costs of relocation of residents in connection with this matter of $448,000 to date. Remediation has been completed at a cost of approximately $795,000.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the NASDAQ National Market System under the symbol “TARR.” The following table sets forth the high and low bid quotations of our common stock reported by the NASDAQ system for the periods indicated. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions. The quotations have been restated to give effect to three-for-two stock splits effective February 14, 2003, and February 10, 2005, and a five-for-four stock split effective January 15, 2004.

	2004		2003
	High	Low	High		Low
First quarter	$10.19	$8.67	$7.86		$5.37
Second quarter	10.00	8.53	8.71		6.98
Third quarter	10.08	8.27	8.83		7.45
Fourth quarter	12.20	8.60	8.85	(a)	7.85

(a)	A bid of $14.37 was reported to NASDAQ by another market center during a one-second period on October 23, 2003. The highest trade on October 23, 2003, was $8.08.

According to the transfer agent’s records, at March 7, 2005, our common stock was held by approximately 4,803 holders, including beneficial holders. On March 14, 2005, the closing price of our common stock was $23.50.

No cash dividends were paid to common stockholders in 2004 and 2003. In 2000, the Board of Directors discontinued cash dividends on Tarragon’s common stock. In January 2003, the Board of Directors approved a three-for-two stock split effective February 14, 2003. In December 2003, the Board of Directors approved a five-for-four stock split effective January 15, 2004. In January 2005, the Board of Directors approved a three-for-two stock split effective February 10, 2005.

Securities Authorized for Issuance Under Equity Compensation Plans

We have three stock-based equity compensation plans that have been approved by our stockholders. See NOTE 8. “STOCK BASED AWARDS” for descriptions of the plans, the number of shares of common stock to be issued upon the exercise of outstanding stock options and stock appreciation rights, the weighted-average exercise price of outstanding stock options and stock appreciation rights, and the number of shares of common stock remaining for future issuance under the plans. We have no compensation plans which were adopted without the approval of our stockholders.

Sale of Unregistered Securities

On September 16, 2004, we completed the sale of $50 million principal amount of 8% Senior Convertible Notes Due 2009 (the “Notes”) to Lazard, Frères & Co., LLC (“Lazard”) as the Initial Purchaser under a Purchase Agreement dated September 9, 2004 (the “Purchase Agreement”). Lazard resold the Notes to persons reasonably believed to be “Qualified Institutional Buyers” (as defined in Rule 144A under the Securities Act of 1933, as amended the “Securities Act”). The amount of Notes sold included $10 million principal amount of Notes issued pursuant to an over-allotment option granted to the Initial Purchaser that was exercised. The Notes are general, senior, unsecured obligations of Tarragon, bear interest at the rate of 8% per annum and are convertible into Tarragon Common Stock at an initial conversion rate of 81.6993 shares per $1,000 in principal amount of Notes (equal to a conversion price of $12.24 per share of Tarragon Common Stock on a post-split basis), subject to adjustment in certain instances. We sold the Notes to the Initial Purchaser at a 6% discount which resulted in net proceeds to Tarragon of $47 million.

On November 19, 2004, as a “follow on” offering to the original sale, we sold an additional $12 million of the Notes to Lazard as Initial Purchaser, who resold the Notes to persons reasonably believed to be Qualified Institutional Buyers. We sold the Notes to the Initial Purchaser at a 1.5% premium plus accrued interest. After the Initial Purchaser’s fee, net proceeds to Tarragon were $11.9 million.

If the full principal amount of Notes of $62 million were converted, shares of Tarragon Common Stock issued and outstanding would increase by 3,376,906 (5,065,359 as adjusted to give effect to the February 2005 three-for-two stock split), or approximately 22% of the shares of Common Stock of Tarragon issued and outstanding as of December 31, 2004 (adjusted for the three for two split effective at February 10, 2005).

Prior to September 16, 2007, the Notes are not redeemable. After that date until maturity, we have the right, but not the obligation, upon certain notice, to redeem the Notes (in whole or in part) for cash at a redemption price of $1,000 original amount of Note, plus accrued and unpaid interest if the closing price of Tarragon’s Common Stock equals or exceeds 150% of the then applicable conversion price for 20 out of 30 consecutive trading days. The Notes may also be subject to a “put option” by the Holders if a fundamental change occurs, as that term is defined in the Note Indenture. The Notes were sold pursuant to and in reliance upon Rule 144A. The Notes and the Common Stock issuable upon conversion of the Notes are now covered by Registration Statement No. 333-1211258 declared effective by the Commission on January 24, 2005. Tarragon will not receive any proceeds from the sale by the named selling security holders of the Notes or the shares of Common Stock issuable upon conversion of the Notes pursuant to such Registration Statement.

As of March 4, 2005, no shares of Common Stock had been issued upon conversion of the Notes and no presentation for such conversion had been made.

Purchases of Equity Securities

Tarragon’s Board of Directors authorized the repurchase of up to 1 million shares of its common stock under a share repurchase program implemented in September 2001. In March 2004, the Board of Directors authorized the repurchase of up to an additional 500,000 shares. The share repurchase program has no expiration date. Through December 31, 2004, we had repurchased 790,009 shares of our common stock pursuant to this repurchase program. The following table presents shares repurchased during the three months ended December 31, 2004.

			Total Number of	Maximum Number
			Shares Repurchased	of Shares that may
	Total Number of	Weighted	as Part of Publicly	Yet Be
	Shares	Average Price	Announced	Repurchased
Period	Repurchased	Paid per Share	Program	Under the Program
October 1 thru October 31, 2004	28,420	$13.45	28,420
November 1 thru November 30, 2004	9,500	14.02	9,500
December 1 thru December 31, 2004	21,222	14.91	21,222

Total	59,142	$13.16	59,142	709,991

ITEM 6. SELECTED FINANCIAL DATA

Please read the following information along with the Consolidated Financial Statements and Notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. Dollar amounts are in thousands, except per share amounts.

	For the Years Ended December 31,
	2004	2003		2002	2001	2000
OPERATING DATA

Rental revenue	$89,665		$74,444	$72,759	$84,020	$86,990
Homebuilding sales revenue	220,465		56,279	26,179	25,950	6,704
Total revenue	310,956		131,645	99,518	110,488	94,070

Equity in income of partnerships and joint ventures	21,530		22,476	16,642	7,719	16,081

Net gain on sale of real estate
Presented in income from continuing operations	378		1,223	1,258	4,994	8,031
Presented in discontinued operations	11,039		23,118	6,540	—	—

Income (loss) from continuing operations	$32,827		$6,770	$(967)	$903	$9,655
Net income	$44,708		$31,194	$5,459	$1,229	$6,958

Earnings per common share (2)
Income (loss) from continuing operations allocable to common stockholders	$1.45		$.33	$(.05)	$.01	$.37
Net income allocable to common stockholders	$1.99		$1.38	$.21	$.03	$.27

Earnings per common share – assuming dilution (2)
Income (loss) from continuing operations allocable to common		$
stockholders	$1.24		.29	$(.05)	$.01	$.37
Net income allocable to common stockholders	$1.69		$1.20	$.21	$.03	$.26

	For the Years Ended December 31,
	2004	2003	2002	2001	2000
BALANCE SHEET DATA

Real estate held for investment	$489,115	$395,095	$427,989	$373,501	$395,351
Real estate held for sale (1)	21,358	—	7,538	29,232	29,558
Homebuilding inventory	287,353	97,234	31,632	31,412	37,926
Investments in and advances to partnerships and joint ventures	48,074	81,764	29,102	31,297	29,882
Cash and cash equivalents	22,066	21,626	18,023	8,989	4,141
Total assets	1,048,291	623,817	540,224	503,770	520,932
Notes, debentures, and interest payable	770,247	471,262	428,926	399,956	426,285
Stockholders’ equity	151,683	103,328	73,733	73,118	74,126
Book value per common share (2)	$6.21	$4.34	$3.02	$2.88	$2.85

(1)	Real estate held for sale in 2004 represents assets associated with one apartment community that is reported in Assets Held for Sale in the accompanying December 31, 2004, Consolidated Balance Sheet.

(2)	Per share data have been restated to give effect to a 10% stock dividend declared in December 2001, three-for-two stock splits in February 2003 and February 2005, and a five-for-four stock split in January 2004.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Please read this discussion along with the Consolidated Financial Statements and Notes found at ITEM 8. “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.” Dollar amounts in tables are in thousands.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that are based on our current expectations, estimates, forecasts, and projections about the industries in which we operate, our beliefs, and assumptions that we have made based on our current knowledge. In addition, other written or oral statements that constitute forward-looking statements may be made by or on behalf of us. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and/or variations of such words and similar expressions are intended to identify our forward-looking statements. These statements are not guarantees of future performance and involve many risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual outcomes and results may be materially different from what is expressed or forecast in our forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

The risks, uncertainties, and assumptions that are involved in our forward-looking statements include:

•	general industry, economic, and market conditions particularly with regard to apartment property occupancy, rental growth rates, prevailing rental rates, and competition in the markets where our rental properties are concentrated;

•	the effects of fluctuating interest rates, and the pricing and availability of mortgage financing;

•	our substantial indebtedness and high leverage which could adversely affect our financial health and prevent us from fulfilling our debt service obligations;

•	our ability to generate sufficient cash flow to meet our debt service obligations;

•	an increase in competition for tenants and home purchasers or a decrease in demand by tenants and home purchasers;

•	the adoption, on the national, state, or local level, of more restrictive laws and governmental regulations, including more restrictive zoning, land use, or environmental regulations and increased real estate taxes;

•	opposition from local community or political groups with respect to development or construction at a particular site;

•	construction delays or cost overruns, either of which may increase project development costs;

•	our ability to obtain zoning, occupancy, and other required governmental permits and authorizations;

•	our ability to sell our older, under-performing properties when necessary for cash flow purposes;

•	our ability to identify and secure additional apartment properties and sites that meet our criteria for future acquisition or development; and

•	all of the other risk factors discussed under the heading “Risks Related to Tarragon” in ITEM 1. “BUSINESS.”

These are representative of the risks, uncertainties, and assumptions that could cause actual outcomes and results to differ materially from what is expressed or forecast in forward-looking statements. In addition, such statements could be affected by local, national, and world economic conditions and political events, including the global economic slowdown and fluctuations in interest and currency exchange rates. For a further description of the risks, uncertainties, and assumptions that could cause actual results to differ materially from our forward-looking statements, see “Risk Related to Tarragon” in ITEM 1. “BUSINESS.”

Business Overview

General

We are a real estate homebuilder and investor with over 30 years of experience in the real estate industry. We operate two distinct businesses:

•	the Homebuilding Division, which develops, renovates, builds, and markets homes in high-density, urban locations and in master-planned communities; and

•	the Investment Division, which owns, develops, and operates residential and commercial rental properties, including almost 5,000 rental apartments we developed. We plan to divest a substantial portion of the Investment Division in 2005 and use the proceeds to expand Homebuilding operation, reduce debt and repurchase common stock.

Homebuilding Division. Over the past seven years, we have substantially increased our investment in homebuilding and development. We have devoted significant resources to our Homebuilding Division in terms of financial investment and human capital. For the year ended December 31, 2004, approximately 69% of our corporate and property general and administrative expenses was attributable to the Homebuilding Division. Because of the long lead time for large projects in urban areas, we are just starting to recognize revenues from some of our earliest projects, which began in 2000. We measure the performance of the Homebuilding Division primarily by gross profit from home sales of its for-sale communities.

Investment Division. Over the past several years funds generated by the operation, sale, or refinancing of properties in the investment portfolio have primarily been applied to finance our homebuilding and development activities. We measure the performance of the Investment Division primarily by net operating income (rental revenue less property operating expenses) of both consolidated and unconsolidated stabilized rental apartment communities and commercial properties.

Revenue. Our revenue is principally derived from:

•	Homebuilding sales, which represent sales of condominium homes, townhomes, and residential lots reported on either the completed contract or percentage-of-completion method of revenue recognition, as appropriate; and

•	Rental revenues associated with leases of apartments to residents and office and retail space to commercial tenants.

Expenses. Our expenses principally consist of:

•	Costs of homebuilding sales, which include construction costs, costs of construction supervision, marketing, commissions and other selling costs, interest, developer fees, and architectural and engineering fees;

•	Property operating expenses, which are costs associated with operating, leasing, and maintaining rental apartment communities and office and retail properties, including payroll and benefit expenses of site-level employees;

•	Depreciation of rental apartment communities and office and retail properties; and

•	General and administrative expenses, a significant portion of which consists of compensation and benefits and other personnel-related costs.

Other income and expenses. Other income and expenses include:

•	Interest expense related to mortgages and other debt;

•	Equity in income or losses of partnerships and joint ventures, which represents our share of the net income or net loss of unconsolidated partnerships and joint ventures and may include income from distributions received from those entities in excess of our share of their income when we have recovered our investment in them. The source of such distributions is generally proceeds from sales or financings of properties;

•	Gain on sales of real estate, which generally consists of gain from sales of assets in our Investment Division; and

•	Minority interests in consolidated partnerships and joint ventures, which consists of our partners’ share of gross profit from homebuilding sales or net income or net loss resulting from rental operations and the return on a preferred interest in Tarragon Development Company, LLC, which owns interests in nine rental apartment communities.

Outlook

Our Homebuilding Division has experienced rapid growth over the last few years. We believe the urban homebuilding business will continue to present growth opportunities due to several factors:

•	Scarcity of suburban land for development and increased restrictions and controls on growth in many areas, channeling a larger share of new construction into urban areas;

•	Demographic trends of increased immigration, smaller households, and later marriages tend to favor demand in urban as opposed to other areas; and

•	The recent investment performance of residential real estate and the availability and low cost of mortgage financing resulting in greater demand for home ownership rather than renting.

We continue to evaluate investment opportunities for additions to our investment portfolio only in Connecticut. In May 2004, we acquired a 158-unit rental apartment community in New Haven, Connecticut. In February 2005, we acquired 510 apartments in three communities in Manchester and West Haven, Connecticut. The Homebuilding Division is also developing a 180-unit rental apartment community in Meriden, Connecticut, which, upon completion and stabilization, is expected to be transferred to the Investment portfolio. The Homebuilding Division also has three other rental communities in various stages of development which will be sold at or prior to completion:

•	90 affordable apartments in Hoboken, New Jersey, being built under the low-income housing tax credit program;

•	262 apartments in Murfreesboro, Tennessee, where we previously built 278 rental apartments for our investment portfolio; and

•	328 apartments in Ocala, Florida, the state in which approximately two-thirds of the 5,000 rental apartment homes we have built are located.

Pursuant to a plan approved by our Board of Directors in March 2005, we plan to divest a substantial portion of the Investment Division in 2005. Therefore revenues, expenses, and cash flows from rental operations are expected to decline significantly in 2005 and 2006.

Factors Affecting Comparability of Results of Operations

Application of FIN 46R. One factor that may affect the comparability of our results is the application of the Financial Accounting Standards Board’s (“FASB”) Interpretation 46-R, “Consolidation of Variable Interest Entities,” or “FIN 46R.” On January 1, 2004, we adopted the provisions of FIN 46R for our partnerships and joint ventures formed before February 1, 2003. As a result of the application of FIN 46R, we have consolidated ten of our joint ventures, seven of which were previously unconsolidated, including the partnership that holds the Las Olas River House development. The consolidation of these ten entities increased our total consolidated assets by $336.9 million and total liabilities by $244.8 million as of December 31, 2004. Gross revenue for the year ended December 31, 2004, included homebuilding sales of $51.9 million and rental revenue of $12.2 million produced by these ten newly consolidated entities.

Segment Results. Another factor affecting the comparability of our results of operations is that the segment results for our Investment and Homebuilding Divisions include both revenues generated by consolidated entities and those generated by unconsolidated entities. Therefore, the revenues reflected in the segment results are not fully comparable with our consolidated results.

Distributions in Excess of Investment in Unconsolidated Entities. Distributions in excess of investment in our unconsolidated entities are primarily related to distributions by those entities of non- recourse refinancing or property sale proceeds where we have recovered our investment in those entities. If such an unconsolidated entity becomes consolidated, we will no longer recognize the receipt of cash in excess of our share of income from that entity as income.

Accounting for Inter-Segment Property Transfers. Prior to January 1, 2004, when a property was transferred from our Investment Division to our Homebuilding Division (such as in connection with a condominium conversion), we recorded in our segment results an intercompany sale at the estimated fair value of that property at the time of the sale, which could differ from the property’s carrying value at the time. The calculation of the cost of sales related to a subsequent sale of that property (or condominium units) by our Homebuilding Division would then be based on that estimated fair value. The same was true for a transfer of a property from our Homebuilding Division to our Investment Division, with the depreciation expense associated with the transferred property being based on the fair value at the time of transfer rather than the carrying value. Gains on transfers of assets between segments do not represent gains recognizable in accordance with GAAP and, accordingly, are eliminated for purposes of consolidated reporting. Beginning with the first quarter of 2004, we began recording each inter-segment property transfer at the property’s carrying value. Nevertheless, since we still own a number of properties that were transferred prior to January 1, 2004, our segment results will continue to include depreciation expense and cost of homebuilding sales based on these intercompany transfers at the properties’ fair values for some future periods.

Percentage-of-Completion Revenue Recognition. The percentage-of-completion method of revenue recognition applies to mid-rise and high-rise condominium developments, where construction typically takes eighteen months or more, including our Las Olas River House, Alta Mar, XII Hundred Grand and XIII Hundred Grand projects. Because this method of revenue recognition requires us to recognize revenues from sales of units prior to the closing of such sales, the timing of revenues generated by projects using the percentage-of-completion method may not be comparable to the timing of revenues generated by projects using the closing method. Furthermore, we will recognize a significant portion of the revenues from unit sales at a percentage-of- completion project prior to our receiving cash in excess of deposits in respect of such unit sales. See “Critical Accounting Policies and Estimates—Revenue Recognition.”

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

Consolidated Results of Operations

2004 Compared to 2003

For the year ended December 31, 2004, total consolidated revenue was $311 million, compared to revenue reported for the corresponding period in 2003 of $131.6 million. This increase is mostly attributable to the increase in homebuilding sales, which, for the year ended December 31, 2004, included sales at our Las Olas River House, Tuscany on the Intracoastal, Alta Mar, Waterstreet at Celebration, Pine Crest Village I and II, and Venetian Bay Village I, II and III projects of $220.5 million. Sales at our Pine Crest Village I, 5600 Collins Avenue, and Venetian Bay Village I projects were a significant portion of our sales for the year ended December 31, 2003, but are now essentially completed. Homebuilding sales and gross profit have become more significant components of our results of operations as more of our for-sale projects have begun to close sales or are nearing completion. We expect this trend to continue as projects in our pipeline begin to generate revenue. See the tables that summarize homebuilding sales and present our backlog of homes sold, not closed, below under “Homebuilding Division.” The application of FIN 46R affected comparability of homebuilding revenue for 2003 and 2004 because Las Olas River House was unconsolidated in 2003, when it reported $97.6 million in homebuilding sale revenue and was consolidated for the year ended December 31, 2004, pursuant to the provisions of FIN 46R when it reported $51.9 million in homebuilding sale revenue.

Rental revenue increased $15.2 million, or 20%, for the year ended December 31, 2004, as compared to the same period of 2003. As presented below under “Operating Results of Consolidated Rental Properties,” four rental apartment communities consolidated in January 2004 as a result of our adoption of the provisions of FIN 46R contributed an increase of $12.2 million. Rental apartment communities in lease-up during one or both periods presented contributed an increase in rental revenue of $1.9 million.

Income from continuing operations was $32.8 million for the year ended December 31, 2004, compared to income from continuing operations of $6.8 million for the year ended December 31, 2003. Gross profit from homebuilding sales resulted in an increase of $35.3 million. Equity in income of partnerships and joint ventures decreased $946,000 chiefly due to $16.3 million recognized in 2003 as our share of the gross profit on home sales of Las Olas River House which was consolidated in January 2004 as a result of our adoption of the provisions of FIN 46R. This decrease is offset by our share of gross profit totaling $12.8 million recognized in 2004 on home sales of XII Hundred Grand and XIII Hundred Grand.

In December 2004, we recognized impairment losses of $733,000 and $400,000 to write down the carrying values of 820 Land and Lakeview Mall, respectively, to their estimated fair values.

During the year ended December 31, 2004, we recognized gains on sale of real estate totaling $18.4 million including those presented in discontinued operations in accordance with SFAS No. 144. During the corresponding period of 2003, gains on sale, including those presented in discontinued operations, were $24.3 million. During 2004, we also sold our interest in Ninth Street Development, which has development rights for land in Hoboken, New Jersey, for $2.2 million and recognized a gain of $1.7 million. See “Sales of Consolidated Properties.”

Operating Results of Consolidated Rental Properties. At December 31, 2004, our consolidated apartment communities included 9,779 operating rental apartments (excluding 416 units in assets held for sale and presented in discontinued operations), and our consolidated commercial properties had an aggregate 1.3 million square feet. The following tables summarizes aggregate property level revenues and expenses for all of our consolidated rental properties for the years ended December 31, 2004 and 2003:

	For the Year Ended December 31,
	2004	2003	Change
Rental revenue	$89,665	$74,444	$15,221
Property operating expenses	(48,196)	(42,134)	(6,062)
Interest expense	(23,081)	(22,543)	(538)
Depreciation expense	(20,249)	(18,301)	(1,948)

	$(1,861)	$(8,534)	$6,673

The results of operations of our consolidated rental properties were affected during the periods presented above by:

•	the consolidation of four apartment communities in January 2004 in connection with the adoption of the provisions of FIN 46R;

•	the acquisition of one apartment community in 2004;

•	the effect of three apartment communities undergoing conversion to condominiums for sale; and

•	the results of operations of properties in lease-up.

The following tables illustrate the effects of these items on the various components of the results of operations of our consolidated rental properties for the years ended December 31, 2004 and 2003:

	Properties
	Consolidated in		Condominium			Properties in
	January 2004 (a )	Property Acquired	Conversions			Lease-up (b )	Other Changes			Total

Rental revenue	$12,185	$1,017	$(1,491)			$1,860	$1,650			$15,221
Property operating expenses	(5,600)	(674)	941			(585)	(144)			(6,062)
Interest expense	(3,702)	(377)	4,117	(c	)	(371)	(205)			(538)
Depreciation expense	(2,971)	(210)	—			(235)	1,468	(d	)	(1,948)

	$(88)	$(244)	$3,567			$669	$2,769			$6,673

(a)	Includes four apartment communities owned by joint ventures consolidated on January 1, 2004, in connection with the adoption of the provisions of FIN 46R.

(b)	Includes two recently completed properties in lease-up during one or both periods presented.

(c)	This decrease in interest expense is the result of prepayment penalties totaling $3.1 million and $241,000 of deferred financing expenses written off upon the early payoff of two mortgages secured by Pine Crest Apartments in the first quarter of 2003. The mortgages were paid off in connection with the closing of a $25 million loan to finance the condominium conversion of this property.

(d)	This decrease in depreciation expense is primarily due to $1.1 million recorded in the second quarter of 2003 upon the reclassification of two properties to real estate held for investment for the period during which they were classified as held for sale.

Equity in Income of Unconsolidated Partnerships and Joint Ventures. The following table summarizes the components of equity in income of unconsolidated partnerships and joint ventures for the years ended December 31, 2004 and 2003:

	For the Year ended December 31,
	2004	2003	Change
Homebuilding operations
Homebuilding sales revenue	$95,031	$97,583	$(2,552)
Costs of homebuilding sales	(65,682)	(77,381)	11,699

Gross profit from homebuilding sales	29,349	20,202	9,147

Rental property operations
Rental revenue	37,580	47,534	(9,954)
Property and other operating expenses	(19,018)	(25,705)	6,687
Interest expense	(13,026)	(17,576)	4,550
Depreciation expense	(6,672)	(9,368)	2,696

Discontinued operations	2,794	(218)	3,012
Elimination of management and other fees paid to Tarragon	1,456	4,325	(2,869)
Outside partners’ interests in income of joint ventures	(15,588)	(5,525)	(10,063)
Distributions in excess of investment	5,817	9,120	(3,303)
Write-down due to impairment	(1,162)	(313)	(849)

Equity in income of partnerships and joint ventures	$21,530	$22,476	$(946)

Income from homebuilding operations in 2003 was reported by Las Olas River House. Due to the application of FIN 46R, Las Olas was consolidated in January 2004. Homebuilding operations for 2004 were reported by The Grande, a condominium conversion project acquired in September 2004 by Delaney Square, LLC, and XII Hundred Grand and XIII Hundred Grand, two of our Hoboken, New Jersey, projects.

Four rental apartment communities held by variable interest entities were consolidated in 2004 pursuant to FIN 46R. Equity in income of unconsolidated partnerships and joint ventures for 2003 included a loss of $1.4 million, which represented Tarragon’s share of the losses reported by these entities during the period the recently completed properties owned by these entities were in lease-up. In 2003, rental revenues for these properties were $9.9 million, and property operating expenses were $6 million.

Discontinued operations include the operations and gain on sale of Prospect Park, the only property of the Sacramento Nine joint venture, which was sold in December 2004.

When we compute equity in income of partnerships and joint ventures, we eliminate intercompany items, including management fees the joint ventures pay us or interest on advances we have made to joint ventures.

Distributions in excess of investment are primarily related to distributions of financing proceeds of joint ventures in which we have recovered our investment. In these situations, the joint ventures’ debt is non-recourse to Tarragon, and Tarragon has not committed to fund any cash flow deficits of the joint ventures. Income from distributions in excess of investment decreased by $3.3 million for the year ended December 31, 2004 as compared to the same period of 2003. In 2003, Ansonia Apartments, L.P., and Ansonia Liberty, L.L.C., made distributions of proceeds from refinancings totaling $7.6 million. In 2004, Ansonia Apartments, L.P., made distributions of proceeds from financings of $4.4 million.

In the fourth quarter of 2004, Larchmont Associates, L.P., entered into a contract to sell Arbor Glen Apartments. Estimated net proceeds from the sale were not sufficient for Tarragon to recover its investment in Larchmont, which included $1.3 million of advances made during 2004. Accordingly, we recorded a $1.2 million impairment charge to write down the carrying value of our investment to our share of the estimated net sale proceeds in the fourth quarter of 2004.

General and Administrative Expenses. Corporate general and administrative expenses increased $3.2 million for 2004 compared to 2003 primarily due to personnel additions and compensation increases relating to increased homebuilding activities. Please see the discussion below under “Homebuilding Division.” Additionally, we had a $600,000 increase in accounting and consulting fees related to compliance with Rule 404 of the Sarbanes-Oxley Act.

We have also added personnel in our property management group, which has resulted in an increase in property general and administrative expenses of $667,000 for 2004 compared to 2003. Our property management team oversees the Investment Division properties and the initial lease-up of newly constructed rental apartment communities, provides our developers with real time market data, and provides property management services to rental apartment communities acquired for the purpose of converting them to condominiums.

Corporate Interest. Corporate interest increased $1.5 million for 2004 compared to 2003 primarily due to interest expense incurred as a result of the issuance of senior convertible notes. We expect this interest expense to increase by $4.2 million in 2005.

Sales of Consolidated Properties

The following table summarizes sales of consolidated properties during the last three years (in thousands). Except for the sales of Forest Ridge land in 2004, a portion of Northwest O’Hare Office Building in 2003, and Palm Grove Apartments in 2002, the gains on sale were presented in discontinued operations in accordance with SFAS No. 144.

			Net Cash	Gain
Date of Sale	Property	Sale Price	Proceeds	on Sale
2004:
Mar-04	Forest Ridge Land	$850	$510	$378
Jun-04	Landmark Apartments	4,780	693	2,666
Oct-04	Cross Creek Apartments	3,745	959	2,587
Dec-04	Forest Oaks Apartments	4,005	980	502
Dec-04	Antelope Pines Apartments	28,150	10,647	10,925
Dec-04	Kirklevington Apartments	3,800	917	1,307

		45,330	14,706	18,365

2003:
Jan-03	Prado Bay Apartments	10,315	4,119	5,107
Jan-03	Newport Apartments	10,000	4,106	2,013
Jan-03	Northwest O’Hare Office Building	3,000	2,748	1,223
Feb-03	Briarwest Shopping Center	3,100	1,426	1,098
Mar-03	Holly House Apartments	3,017	1,186	1,005
Jul-03	Diamond Loch Apartments	4,250	652	1,256
Sept-03	Marina Park Apartments	10,300	5,931	6,111
Dec-03	Bay West Apartments	12,650	4,076	6,528

		56,632	24,244	24,341

2002:
Mar-02	Collegewood Apartments	5,238	3,005	2,267
Oct-02	Lake Highlands Land	420	378	267
Dec-02	Palm Grove Apartments	3,125	1,890	1,258
Dec-02	English Village Apartments	12,900	2,519	4,006

		21,683	7,792	7,798

		$123,645	$46,742	$50,504

2003 Compared to 2002

Total consolidated revenue increased $32.1 million, or 32%, for the year ended December 31, 2003, compared to the year ended December 31, 2002. Of this increase, $30.1 million was attributable to an increase in homebuilding sales, primarily due to $45.2 million of sales at our Pine Crest Village I and Venetian Bay Village I projects, offset by a decrease in sales at our 5600 Collins Avenue project of $19.9 million. 5600 Collins Avenue was our only homebuilding project with revenue from sales during 2002.

We reported an increase in consolidated rental revenue of $1.7 million, or 2%, from 2002 to 2003. As discussed below in “Operating Results of Consolidated Rental Properties,” this increase mostly resulted from properties that were in lease-up during one or both years.

Income from continuing operations was $6.8 million in 2003 compared to a loss from continuing operations of $967,000 in 2002. Gross profit from homebuilding sales, primarily from sales at our Pine Crest and Venetian Bay projects, increased by $12.5 million from a loss of $2.7 million in 2002. The loss in 2002 was due to a write-down of our 5600 Collins project, as discussed below under “Homebuilding Division.” Additionally, equity in income of partnerships and joint ventures increased $5.8 million due in part to our proportionate share of the gross profit recognized by the partnership holding our Las Olas River House project in the fourth quarter of 2003, partially offset by a decrease resulting from gains on sales of real estate recognized by unconsolidated partnerships and joint ventures in 2002.

Operating Results of Consolidated Rental Properties. At December 31, 2003, our consolidated apartment communities included 7,969 operating rental apartments (excluding 1,424 units sold or held for sale for which operating results are presented in discontinued operations), and our consolidated commercial properties had an aggregate 1.1 million square feet. The following table summarizes aggregate property level revenues and expenses for all of our consolidated properties for the years ended December 31, 2003 and 2002:

	For the Year Ended December 31,
	2003	2002	Change
Rental revenue	$74,444	$72,759	$1,685
Property operating expenses	(42,134)	(38,865)	(3,269)
Interest expense	(22,543)	(19,740)	(2,803)
Depreciation expense	(18,301)	(16,220)	(2,081)

	$(8,534)	$(2,066)	$(6,468)

The results of operations of our consolidated rental properties were affected during the periods presented above by:

•	the sale of one apartment community in 2002;

•	the effect of three apartment communities undergoing conversion to condominiums for sale; and

•	the results of operations of properties in lease-up.

The following table illustrates the effects of these items on the various components of the results of operations of our consolidated rental properties for 2003 and 2002:

	Property	Condominium		Properties in	Other
	Sold	Conversions		Lease-up (a)	Changes		Total

Rental revenue	$(929)	$(1,110	)(b)	$3,818	$(94)		$1,685
Property operating expenses	623	256	(b)	(1,595)	(2,553	)(d)	(3,269)
Interest expense	(16)	(2,587	)(c)	(155)	(45)		(2,803)
Depreciation expense	—	—		(603)	(1,478	)(e)	(2,081)

	$(322)	$(3,441)		$1,465	$(4,170)		$(6,468)

(a)	Includes six recently completed properties in lease-up during one or both periods presented.

(b)	Taking apartments out of service at properties undergoing conversion to condominiums resulted in a $1.1 million decrease in rental revenues and a $256,000 decrease in property operating expenses.

(c)	Prepayment penalties totaling $3.1 million and $241,000 of deferred financing expenses written off upon the prepayment of two mortgages with the proceeds of a $25 million condominium conversion loan contributed to the decrease in interest expense.

(d)	This increase in property operating expenses is related to higher personnel, landscaping, and other costs incurred in connection with leasing efforts to maintain occupancy in highly competitive rental markets. Additionally, property taxes were higher for newly constructed apartment communities whose values have been reassessed after completion. Also, weather-related costs, including utilities and snow removal, and insurance costs were higher.

(e)	This increase in depreciation resulted from resuming depreciation of two apartment communities that had been classified as held for sale upon their reclassification to real estate held for investment in the second quarter of 2003, including an adjustment to record depreciation for the period during which they had been classified as held for sale.

Equity in Income of Unconsolidated Partnerships and Joint Ventures. The following table summarizes the components of equity in income of unconsolidated partnerships and joint ventures for 2002 and 2003:

	For the Year Ended December 31,
	2003	2002	Change
Homebuilding operations
Homebuilding sales revenue	$97,583	$—	$97,583
Costs of homebuilding sales	(77,381)	—	(77,381)

Gross profit from homebuilding sales	20,202	—	20,202

Rental property operations
Rental revenue	47,534	41,639	5,895
Property and other operating expenses	(25,705)	(20,742)	(4,963)
Interest expense	(17,576)	(14,462)	(3,114)
Depreciation expense	(9,368)	(8,073)	(1,295)

Gain on sale of real estate	—	27,240	(27,240)
Discontinued operations	(218)	7,192	(7,410)
Elimination of management and other fees paid to Tarragon	4,325	1,403	2,922
Outside partners’ interests in income of joint ventures	(5,525)	(7,353)	1,828
Distributions in excess of investment	9,120	6,055	3,065
Loss from investment written off	(313)	—	(313)
Reduction in gain recognized for distributions in excess of investment recognized in 2000	—	(16,257)	16,257

Equity in income of partnerships and joint ventures	$22,476	$16,642	$5,834

Homebuilding sales revenue of unconsolidated partnerships and joint ventures was $97.6 million in 2003, while there were no sales in 2002. Las Olas River House began recognizing revenue on its sales using the percentage-of-completion method in the fourth quarter of 2003 after meeting the criteria requiring the use of this method of revenue recognition. We began closing sales in December 2004.

Gain on sale of real estate in 2002 includes a $25.1 million gain on the sale of Devonshire Apartment Owners’ sole property and $2.1 million of gains on sale of three properties owned by Ansonia Apartments, L.P. The reduction in gain recognized for distributions in excess of investment recognized in 2000 relates to Devonshire Apartment Owners. This income was recognized in connection with our transfer of ownership of The Villages at Gateway to the joint venture in July 2000 and represented distribution of financing proceeds in excess of our investment in the joint venture.

Discontinued operations include the net operating results of Stone Creek Associates and the gain on sale of its only property in December 2002, and the net operating results of Sacramento Nine which sold its only property in 2004.

Distributions in excess of investment are primarily related to distributions of financing proceeds of joint ventures in which we have recovered our investment.

In addition, our equity in income of unconsolidated partnerships and joint ventures was affected during the periods presented above by:

•	the consolidation of two apartment communities in April 2002 as a result of a change in control;

•	the sale of four properties in 2002;

•	the deconsolidation of an apartment community in 2003 as a result of a change in control; and

•	the results of operations of properties in lease-up.

The following table presents the effect of these items on the unconsolidated entities’ property level revenues and expenses for 2003 and 2002:

	Properties	Properties	Property
	Consolidated	Sold in	Deconsolidated	Properties in	Other
	in 2002 (a)	2002 (b)	in 2003 (c)	Lease-up (d)	Changes		Total

Rental revenue	$(1,405)	$(1,357)	$1,374	$6,258	$1,025		$5,895
Property and other operating expenses	550	933	(1,303)	(3,192)	(1,951	)(e)	(4,963)
Interest expense	267	435	(560)	(1,816)	(1,440	)(f)	(3,114)
Depreciation expense	243	—	(531)	(1,165)	158		(1,295)

	$(345)	$11	$(1,020)	$85	$(2,208)		$(3,477)

(a)	In connection with a change in control, Antelope Pines and Woodcreek Garden were consolidated beginning April 2002. Antelope Pines was sold in December 2004 and Woodcreek Garden was classified as held for sale at December 31, 2004, and their consolidated operating results were presented in discontinued operations.

(b)	Includes four apartment communities sold in 2002. Operating results for a fifth property sold are presented in discontinued operations.

(c)	Due to a change in control in connection with forming a joint venture, Vintage at Fenwick Plantation was deconsolidated in January 2003. Construction of the property was completed in 2003, and it began leasing in July 2002.

(d)	Includes three partnerships with recently completed properties in lease-up during most of 2003.

(e)	This increase in property operating expenses is related to higher personnel, landscaping, and other costs incurred in connection with leasing efforts to maintain occupancy in highly competitive rental markets. Additionally, property taxes were higher for newly constructed apartment communities whose values have been reassessed after completion. Also, weather-related costs, including utilities and snow removal, and insurance costs were higher.

(f)	The increase in interest expense resulted from new and supplemental financing placed on several properties, including prepayment penalties and the write-off of deferred borrowing costs.

General and Administrative Expenses. Corporate general and administrative expenses increased $3.8 million, or 40%, for 2003 compared to 2002 primarily due to personnel additions and compensation increases as we continued to assemble our homebuilding team. Additionally, we incurred legal and other professional fees and costs of relocating residents of $308,000 in 2003 in connection with a matter relating to the alleged release of asbestos-containing materials at one of our condominium conversion projects. See discussion in ITEM 3. “LEGAL PROCEEDINGS.”

Property general and administrative expenses increased by $628,000, or 20%, for 2003 compared to 2002, primarily due to property management personnel additions and compensation increases.

Homebuilding Division

As stated previously, results for our segments do not distinguish between revenues of consolidated and unconsolidated properties. Therefore, revenue and gross profit or loss from homebuilding sales presented below includes both consolidated and unconsolidated homebuilding projects.

The following table summarizes homebuilding sales (in both units and revenues) and gross profit (both in dollars and as a percentage of sales). Units sold represent units closed except for Las Olas River House, Alta Mar, XII Hundred Grand, and XIII Hundred Grand where we have recorded sales revenue under the percentage-of-completion method. See “ Factors Affecting Comparability of Results of Operations — Percentage-of-Completion Revenue Recognition.”

	For the Years Ended December 31,
	2004	2003	2002
Number of units sold
Consolidated Communities
5600 Collins Avenue	—	21	99
Alta Mar (a)	112	—	—
Las Olas River House (b)	19	—	—
Pine Crest Village I	17	122	—
Pine Crest Village II	105	—	—
Tuscany on the Intracoastal	219	6	—
Single-family home sites	126	42	—
Venetian Bay Village I	29	133	—
Venetian Bay Village II & III	72	—	—
Waterstreet at Celebration	195	—	—

	894	324	99

Unconsolidated Communities
The Grande	103	—	—
Las Olas River House (b)	—	186	—
XII Hundred Grand (c)	135	—	—
XIII Hundred Grand (c)	117	—	—

	355	186	—

Aggregate number of units sold	1,249	510	99

Homebuilding sales revenue
Consolidated Communities
5600 Collins Avenue	$—	$6,277	$26,179
Alta Mar (a)	26,532	—	—
Las Olas River House (b)	51,895	—	—
Pine Crest Village I	4,759	26,452	—
Pine Crest Village II	25,914	—	—
Tuscany on the Intracoastal	55,269	1,213	—
Single-family home sites	5,687	3,635	—
Venetian Bay Village I	4,196	18,702	—
Venetian Bay Village II & III	10,536	—	—
Waterstreet at Celebration	35,677	—	—

	$220,465	$56,279	$26,179

Unconsolidated Communities
The Grande	$17,560	$—	$—
Las Olas River House (b)	—	97,583	—
XII Hundred Grand (c)	38,512	—	—
XIII Hundred Grand (c)	38,959	—	—

	$95,031	$97,583	$—

Aggregate sales	$315,496	$153,862	$26,179

	For the Years Ended December 31,
	2004		2003		2002

Gross profit (loss) on homebuilding sales
Consolidated Communities
5600 Collins Avenue	$—	—	$(1,571)	(25% )	$(2,680)	(10%	)
Alta Mar (a)	8,862	33%	—	—	—	—
Las Olas River House (b)	7,498	14%	—	—	—	—
Pine Crest Village I	1,422	30%	9,960	38%	—	—
Pine Crest Village II	6,919	27%	—	—	—
Tuscany on the Intracoastal	11,756	21%	218	18%	—	—
Single-family home sites	147	3%	73	2%	—	—
Venetian Bay Village I	538	13%	1,167	6%	—	—
Venetian Bay Village II & III	1,622	15%	—	—	—	—
Waterstreet at Celebration	6,422	18%	—	—	—	—

	$45,186	20%	$9,847	17%	$(2,680)	(10%	)

Unconsolidated Communities
The Grande	$3,776	22%	$—	—	$—	—
Las Olas River House (b)	—	—	20,202	21%	—	—
XII Hundred Grand (c)	14,875	39%	—	—	—	—
XIII Hundred Grand (c)	10,699	28%	—	—	—	—

	$29,350	31%	$20,202	21%	$—	—

Gross profit (loss)	$74,536	24%	$30,049	20%	$(2,680)	(10%	)

(a)	Sales represent revenue recognized under the percentage of completion method. At December 31, 2004, 85% of the homes were under firm contracts totaling $37.7 million, and construction was 70% complete.

(b)	Sales include revenue recognized under the percentage of completion method. At December 31, 2004, 71% of the homes were under firm contracts totaling $158.7 million, and construction was 94% complete. Through December 31, 2003, this was an unconsolidated project. In January 1, 2004, we began reporting Las Olas River House as a consolidated project in connection with the adoption of the provisions of FIN 46R. Gross profit reported in 2004 is before interest on advances from Tarragon, which is eliminated upon consolidation. In December 2004, we closed sales of 78 homes totaling $58.3 million. We have recorded deferred revenue from these closings of $3.6 million which will be recognized as completion of the project progresses.

(c)	Sales represent revenue recognized under the percentage of completion method. At XII Hundred Grand, 85% of the homes were under firm contracts totaling $59.9 million, and construction was 64% complete at December 31, 2004. At XIII Hundred Grand, 99% of the homes were under firm contracts totaling $44.9 million, and construction was 87% complete at December 31, 2004. Tarragon has a 50% profits interest in each of these unconsolidated projects.

Home sales were $315.5 million in 2004, up from $153.9 million in 2003 and $26.2 million in 2002. Home sales for 2004 include $155.9 million recognized under the percentage of completion method. Of this, $51.9 million is attributable to Las Olas River House, a luxury, high-rise development in Ft. Lauderdale, Florida. Additionally, $38.5 million is from XII Hundred Grand and $39 million from XIII Hundred Grand, both mid-rise luxury condominium developments in Hoboken, New Jersey. The remaining $26.5 million came from Alta Mar, a mid-rise luxury condominium development in Ft. Myers, Florida. Gross profit net of selling expenses on home sales was 24% for 2004, and 20% in 2003. We reported a loss on home sales of 10% in 2002. Net of minority interests in consolidated home sales and outside partners’ interests in home sales of unconsolidated projects, we reported $57.1 million of income from home sales in 2004 and $25.8 million in 2003. We reported a loss from home sales in 2002 of $2.7 million.

Gross profit on homebuilding sales is based on estimates of total project sales value and total project costs. When estimates of sales value or project costs are revised, gross profit is adjusted in the period of change so that cumulative project earnings reflect the revised profit estimate. During 2004, we revised our estimate of sales value and development costs for Tuscany on the Intracoastal, resulting in an increase in gross profit of approximately 3.2% from the estimate reported in 2003.

The Homebuilding Division’s gross profit from home sales was reduced by $6.7 million in 2004 and $5.6 million in 2003 for intercompany profit recognized earlier by the Investment Division when Pine Crest Apartments was transferred to the Homebuilding Division.

The Homebuilding Division also reported intercompany sales of $144.7 million in 2003 and $304 million in 2002. These sales represent the transfer of stabilized rental properties to the Investment Division at their then estimated fair values. On an aggregate basis, these estimated fair values exceeded the properties’ carrying values by 15% in 2003 and 18% in 2002. Net of outside partners’ interests in intercompany sales of unconsolidated properties, the Homebuilding Division reported income from intercompany sales of $18.2 million in 2003 and $51.7 million in 2002. Gains on transfers of assets between segments do not represent gains recognizable in accordance with GAAP and, accordingly, are eliminated for purposes of consolidated reporting. Beginning in 2004, we transfer properties between divisions at their cost and no longer report intercompany profits in the segment results.

Rental properties in the Homebuilding Division reported overall net losses from operations of $942,000 in 2004, $6.1 million in 2003, and $3.7 million in 2002. These losses are due to operating, interest, and depreciation expenses exceeding revenues during lease-up prior to stabilization. Previously, we transferred rental properties from the Homebuilding Division to the Investment Division once they are stabilized. We now intend to sell such properties upon or prior to completion and stabilization.

General and administrative expenses of the Homebuilding Division increased 25% in 2004 to $14.3 million, from $11.5 million in 2003, which was up 73% from $6.7 million in 2002, reflecting the increased homebuilding activity.

As of December 31, 2004, as presented in the following table, our backlog of sales was $342.8 million for our 28 for-sale communities under active development.

					Homes Under
			Backlog (1)		Active Development
		Number of			Number
	Tarragon’s	Remaining	Number of	Aggregate	of Homes	Estimated
	Interest in	Homes or	Homes or	Contract	or Home	Remaining
	Profits	Home Sites	Home Sites	Prices	Sites	Sell-Out
Consolidated communities
100 East Las Olas (2)	70%	90	—	$—	90	$40,000
1100 Adams	70%	76	—	—	76	36,000
5600 Collins Avenue	100%	6	2	1,040	4	4,575
Alexandria Place	40%	13	13	500	—	—
Alexandria Pointe	40%	102	102	3,915	—	—
Alta Mar (3)	100%	131	116	39,231	15	5,306
Arlington Park	100%	76	24	5,029	52	14,636
Belle Park	100%	36	—	—	36	14,400
Block 88	70%	220	—	—	220	100,100
Georgetown at Celebration	100%	315	—	—	315	68,300
Las Olas River House (2) (4)	70%	209	130	104,436	79	104,933
One Hudson Park	100%	168	—	—	168	97,800
Pine Crest Village II	100%	11	10	2,171	1	193
Southridge Pointe	40%	29	29	1,775	—	—
Tuscany on the Intracoastal	100%	61	13	3,649	48	13,524
Venetian Bay Village II and III	56%	208	207	32,361	1	148
The Villas at Seven Dwarfs Lane	100%	256	—	—	256	44,800
Warwick Grove	50%	215	—	—	215	106,200
Waterstreet at Celebration	100%	37	22	5,369	15	4,110
Wekiva Crest	40%	4	4	228	—	—
Woods of Lake Helen	40%	93	93	3,627	—	—
Woods at Southridge	40%	17	17	1,035	—	—
Unconsolidated communities
Block 99	55%	217	—	—	217	93,420
Cypress Grove	50%	481	—	—	481	153,846
The Grande	50%	261	212	37,640	49	12,250
The Hamptons	50%	743	—	—	743	137,500
XII Hundred Grand (5)	50%	159	126	55,443	33	16,119
XIII Hundred Grand (6)	50%	118	118	45,255	—	—

		4,352	1,238	$342,704	3,114	$1,068,160

(1)	Homes or home sites sold, but not yet closed.

(2)	We acquired our partners’ interests in this project in January 2005.

(3)	We have recognized revenues under the percentage-of-completion method of $26.5 million on sales of 112 homes as of December 31, 2004. We expect to start closing sales at Alta Mar in the second quarter of 2005.

(4)	We have recognized revenues under the percentage-of-completion method of $149.5 million on sales of 205 homes as of December 31, 2004. We began closing sales at Las Olas River House in December 2004. Sales that have not yet been closed are presented as backlog in this table.

(5)	We have recognized revenues under the percentage-of-completion method of $38.5 million on sales of 135 homes as of December 31, 2004. We expect to start closing sales at XII Hundred Grand in the third quarter of 2005.

(6)	We have recognized revenues under the percentage-of-completion method of $39 million on sales of 117 homes as of December 31, 2004. We expect to start closing sales at XIII Hundred Grand in the second quarter of 2005.

Investment Division

As stated previously, results for our segments do not distinguish between revenues of consolidated and unconsolidated properties. Therefore, rental revenue and net operating income (rental revenue less property operating expenses) in the following discussion include both consolidated and unconsolidated rental communities. You should read the following discussion along with the Investment Division operating statements and summary of Investment Division net operating income in NOTE 14. “SEGMENT REPORTING” in the Notes to Consolidated Financial Statements. Net operating income is a supplemental non-GAAP financial measure. A reconciliation of Investment Division net operating income to Investment Division income before tax is presented in the Investment Division operating statements.

The Investment Division reported net operating income of $65.5 million in 2004, $59 million in 2003, and $60.7 million in 2002. Net operating income as a percentage of rental revenue was 48.3% in 2004, $47.5% in 2003, and 49.5% in 2002.

The following table presents net operating income for our 45, same store, Investment Division apartment communities with 9,720 units (consolidated and unconsolidated) and the nine consolidated apartment communities stabilized and moved to the Investment Division during 2002, 2003, or 2004. Prior to their stabilization, the operating results of these nine properties were included in the Homebuilding Division.

	For the years ended December 31,
	2004	2003	2002
Same store stabilized apartment communities:
Rental revenue	$84,548	$82,879	$81,250
Property operating expenses	(43,134)	(43,253)	(39,829)

Net operating income	$41,414	$39,626	$41,421

Net operating income as a percentage of rental revenue	49.0%	47.8%	51.0%
Average monthly rental revenue per unit	$725	$711	$697

Apartment communities stabilized during period:
Rental revenue	$25,526	$14,780	$5,162
Property operating expenses	(12,143)	(7,002)	(2,388)

Net operating income	$13,383	$7,778	$2,774

Net operating income for our 45 same store stabilized Investment Division apartment communities with 9,720 units increased $1.8 million, or 4.5 % in 2004 compared to 2003, and decreased $1.8 million, or 4.3%, in 2003 compared to 2002. The increase in 2004 was mostly due to an increase in rental revenues: 2% in 2004 compared to 2003. The decrease in 2003 was mostly due to increases in operating expenses, as discussed above: 8.6% in 2003 compared to 2002. Net operating income as a percentage of rental revenue for these properties was 49% in 2004, 47.8% in 2003, and 51% in 2002.

Investment Division gains on sale of real estate, including properties owned through unconsolidated partnerships and joint ventures, were $20.6 million in 2004, $23.8 million in 2003, and $38.4 million in 2002. We sold five consolidated apartment communities in 2004, six consolidated apartment communities in 2003, and three consolidated apartment communities and five unconsolidated apartment communities in 2002. These sales brought decreases in net operating income of $1.4 million in 2004 compared to 2003 and $5.1 million in 2003 compared to 2002. We also sold one unconsolidated commercial property in 2004 and two consolidated commercial properties in 2003. The Investment Division’s gains on sale of real estate have been reduced by $5.8 million in 2003 and $954,000 in 2002 for intercompany profit recognized previously by the Homebuilding Division upon the transfer of stabilized rental properties to the Investment Division. The Investment Division also reported gains on intercompany sales of $5.3 million in 2003, and $12.9 million in 2002. These intercompany sales related to the transfer of properties to the Homebuilding Division for renovation or conversion to condominiums.

Interest expense for the Investment Division increased by $4.4 million, or 12.2%, in 2004 compared to 2003. For the 45 same store stabilized apartment communities, interest expense increased 3.6% from $26.2 million to

$27.1 million. A decrease of $535,000 came from the sale of Investment Division apartment communities during 2004 and 2003. An increase of $2.3 million was related to stabilized apartment communities transferred into the Investment Division.

Investment Division interest expense increased by 1% to $36.4 million in 2003 from $36 million in 2002. The 45 same store stabilized apartment communities reported a $611,000, or 2.4%, increase. A $2.4 million increase was the result of the transfer of stabilized apartment communities into the Investment Division in 2003. A $2.8 million decrease came from the sale of Investment Division apartment communities during 2003 and 2002.

Investment Division depreciation expense was $31.1 million in 2004, $30 million in 2003, and $28.2 million in 2002. The 45 same store stabilized apartment communities reported depreciation expense of $16.8 million in 2004, $18.2 million in 2003, and $16.6 million in 2002. An increase in 2003 and decrease in 2004 of $1 million for same store stabilized apartment communities was the result of resuming depreciation of two properties upon their reclassification from Real Estate Held for Sale to Real Estate Held for Investment. In 2004, an increase of $2.7 million in Investment Division depreciation expense was related to stabilized apartment communities transferred into the Investment Division, and a $984,000 decrease was related to properties sold during 2003 and 2004. In 2003, a $2 million increase came from stabilized apartment communities transferred into the Investment Division.

General and administrative expenses of the Investment Division increased to $6.4 million in 2004 from $5.4 million in 2003 and $5.9 million in 2002. General and administrative expenses were 4.4% of divisional revenues in 2004, 4.4% in 2003, and 4.8% in 2002.

Twenty-three of our Investment Division rental apartment communities are located in Florida. The hurricanes during 2004 caused relatively minor damage, primarily water intrusion or roof damage and damage to landscaping. We estimate the total cost of repairs to damage and removal and replacement of trees and other landscaping to be approximately $730,000, of which approximately $565,000 has been paid to date. Property maintenance staffs, working in conjunction with contractors, have now largely restored the properties to their pre-storm condition.

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

Mortgages and Other Debt

Senior Convertible Notes. On September 16, 2004, we issued $50 million of 8% Senior Convertible Notes (“The Notes”). On November 19, 2004, we issued an additional $12 million of The Notes. The Notes are general, senior, unsecured obligations of Tarragon, bear interest at the rate of 8% per annum, mature in September 2009, and are convertible into Tarragon Common Stock. Interest is payable semi-annually in March and September, and the outstanding balance of the Notes is payable at maturity. See NOTE 4. “NOTES AND INTEREST PAYABLE” in the Notes to Consolidated Financial Statements.

Unsecured Credit Facilities. We have a $20 million unsecured line of credit with affiliates of William S. Friedman, our Chief Executive Officer and Chairman of our Board of Directors. Advances under the line of credit bear interest at the lower of 100 basis points over the thirty-day LIBOR or the lowest rate offered in writing to us for an unsecured loan by an institutional lender. Payments of interest only are due on demand but no more frequently than monthly. All outstanding principal and interest are due at maturity in January 2006. As of December 31, 2004, all of these funds were available to us.

We have a $10 million unsecured line of credit with Wachovia Bank. Payment terms are interest only monthly at 200 basis points over the thirty-day LIBOR, with the outstanding balance due at maturity of July 2005. As of December 31, 2004, all of these funds were available to us.

Secured Credit Facilities. We have a $20.2 million revolving line of credit with SouthTrust Bank, an Alabama banking corporation. This loan bears interest at a floating rate equal to the 30-day LIBOR plus 175 basis points. Interest only is payable monthly, with the outstanding principal amount due at maturity in June 2005. It is secured by five properties and shares of our common stock owned by Mr. Friedman and his affiliates. We have agreed to indemnify Mr. Friedman and his affiliates from any loss, cost, or liability associated with their pledge of stock to secure this line of credit. As of December 31, 2004, $19 million was available to us under this line of credit.

We currently have mortgage loans totaling $196.7 million (of which $25 million represents a revolving commitment), secured by a pool of eleven properties, under a secured credit facility with General Electric Capital Corporation (“GECC”) that matures in May 2006. The mortgage loans under this facility are cross-collateralized and cross-defaulted with each other. Under the GECC mortgage facility, we are required to maintain, at all times, a consolidated net worth of not less than $50 million, measured at the end of each quarter, and minimum aggregate unrestricted cash and marketable securities of not less than $10 million in order to be able to incur other debt. Seven of these properties are in a sub-portfolio with an aggregate balance of $124.1 million that bear interest at 173 basis points over LIBOR, payable monthly. If our ratio of net operating income of all of the properties in the entire portfolio to the total debt outstanding in the facility (the “Cash on Cash Ratio”) falls below 8% or our ratio of net operating income of the entire portfolio to the total debt service required under the facility (“Debt Service Coverage Ratio”) falls below 1.2x, the interest rate for these loans will be increased to 198 basis points over the thirty-day LIBOR. The Cash on Cash Ratio, as measured by GECC monthly, has exceeded this threshold, and we believe it will continue to meet or exceed this threshold. Four additional properties have loans with an aggregate balance of $72.6 million that currently bear interest at 190 basis points over the thirty-day LIBOR and require monthly payments of principal and interest computed on a 27 1/2 -year amortization schedule. If our Cash on Cash Ratio for this sub-portfolio reaches 9% for at least two consecutive quarters, the interest rate on these loans will be reduced to 173 basis points over the thirty-day LIBOR; if our Cash on Cash Ratio for this sub-portfolio reaches 9.75% for at least two consecutive quarters, principal amortization will cease. If the Cash on Cash Ratio for our overall portfolio falls below 8% in any month, payment on the loans on the sub-portfolio of seven properties will change to principal plus interest computed on a 30-year amortization schedule. In addition, we will be required to pay the lender 100% of our net cash flow (after payment of property operating expenses, debt service and impounds) from all of the properties in the portfolio in reduction of the principal balance of the loans, until the portfolio Cash on Cash Ratio is again 8% or greater for two consecutive months. This credit facility has two one-year extension options. The first extension option requires a Cash on Cash Ratio of 10% or greater and a Debt Service Coverage Ratio of 1.25x or greater. The second extension option requires a Cash on Cash Ratio of 10.5% or greater and a Debt Service Coverage Ratio of 1.3x or greater.

Non-recourse Mortgage Debt. As of December 31, 2004, in addition to the GECC mortgage facility, we had an aggregate of $209 million of outstanding non-recourse indebtedness secured by 30 Investment Division assets. The agreements governing this mortgage debt generally do not contain restrictive covenants and are not guaranteed by us or any of our subsidiaries or joint ventures. Of these mortgage loans, $185.9 million bear interest at various fixed rates, and $23.1 million bear interest at various floating rates. As of December 31, 2004, they bore interest at a weighted average rate of 6.1%.

Recourse Mortgage Debt. The following table summarizes the material terms of our recourse mortgage debt (dollars in thousands):

			Interest
	Balance at		Rate as of			Tarragon’s
	December 31,		December 31,			Interest in
Project name	2004		2004	Maturity Date		Profits

200 Fountain Apartments	$11,810		4.70%	Nov 2005		100%
Aventerra Apartments	7,871		4.40%	Dec 2005		100%
Emerson Center	7,291		4.65%	Feb 2005	(c)	100%
Merritt 8	900	(a)	4.53%	Jul 2023		100%
Northwest O’Hare	2,930		4.90%	Apr 2006		100%
Orlando Central Park	5,035		6.25%	Oct 2005		100%
Paramus Shopping Center	2,075	(b)	4.90%	Oct 2007		100%
Venetian Bay Village	4,051		5.15%	Jun 2005		56%

	$41,963

(a)	Represents a guaranty of 5% of the loan amount. The remainder of the loan amount is included in Non-recourse Mortgage Debt above.

(b)	Represents a guaranty of 26% of the loan amount. The remainder of the loan amount is included in Non-recourse Mortgage Debt above.

(c)	This loan has been extended until May 2005.

Construction Loans. In connection with our various homebuilding projects, we obtain construction loans to finance the cost of construction. Generally, one of our subsidiaries or a joint venture will incur the construction loan, and we will guarantee the repayment of the construction loan and/or grant a completion guarantee with respect to the project. In general, we repay outstanding amounts under construction loans on for-sale communities with proceeds from home sales. We refinance construction loans on rental communities with permanent or semi-permanent mortgage financing upon the completion and stabilization of the properties. The following table summarizes the material terms of our construction loans, all of which we have guaranteed (dollars in thousands):

			Interest
		Balance at	Rate as of		Tarragon's
	Commitment	December 31,	December 31,		Interest
Project name	Amount	2004	2004	Maturity Date	in Profits

Alta Mar	$20,500	$10,425	4.40%	Nov 2006	100%
Belle Park	13,000	3,796	4.60%	Sep 2007	100%
Cason Estates	14,339	3,136	4.20%	May 2006	100%
Las Olas River House	60,146	60,146	5.20%	Apr 2005	70	%(a)
One Hudson Park	54,325	2,947	4.25%	Jun 2007	100%
The Exchange	5,702	5,702	4.65%	Nov 2006	100%
Venetian Bay Village	9,000	5,398	4.90%	Dec 2005	56%
Villa Tuscany	22,500	22,500	4.45%	Jun 2006	70%
Vintage at Fenwick Plantation	14,425	14,425	4.40%	Jun 2005	70%
Vintage at Lake Lotta	13,442	13,442	4.30%	Nov 2005	100%
Warwick Grove	8,000	402	4.60%	Jul 2006	50%

	$235,379	$142,319

(a)	In January 2005, we acquired our partners’ interests in this project.

Condominium Conversion Loans. We generally obtain loans to finance the cost of acquiring and/or renovating rental properties to condominium homes. Generally, one of our subsidiaries or a joint venture will incur the loan, and we will guarantee the repayment of the loan. The following table summarizes the material terms of our condominium conversion loans, all of which we have guaranteed (dollars in thousands):

			Interest
		Balance at	Rate as of		Tarragon’s
	Commitment	December 31,	December 31,	Maturity	Interest
Project name	Amount	2004	2004	Date	in Profits

5600 Collins	$1,000	$310	5.25%	May 2005	100%
Arlington Park	7,000	7,000	5.25%	Dec 2005	100%
Lincoln Pointe	40,000	38,512	5.35%	Aug 2006	70%

	$48,000	$45,822

Mezzanine Loans. In connection with our homebuilding projects, we occasionally obtain mezzanine loans to finance part of the cost of construction. Generally, one of our subsidiaries or a joint venture will incur the loan, and we will guarantee the repayment of the loan and/or grant a completion guarantee with respect to the project. We have one mezzanine loan, which we have guaranteed, on our Las Olas River House project with a December 31, 2004, balance of $36.5 million. This loan bears interest at a variable rate, which was 5.90% at December 31, 2004, and matures in March 2005, unless we exercise our option to extend for six months. This loan will be paid off with proceeds from closings of home sales.

Acquisition and Development Loans. In connection with our homebuilding projects, we obtain acquisition and development loans to finance the purchase of land and the development of the infrastructure with the intent to subdivide and sell lots to other homebuilders. Generally, one of our subsidiaries or a joint venture will incur the loan, and we will guarantee the repayment of the loan. The following table summarizes the material terms of our acquisition and development loans, all of which we have guaranteed (dollars in thousands):

			Interest
		Balance at	Rate as of		Tarragon's
	Commitment	December 31,	December 31,		Interest
Project name	Amount	2004	2004	Maturity Date	in Profits

Alexandria Pointe	$2,562	$1,680	5.40%	Jun 2007	40%
Metropolitan Sarasota	19,400	18,721	5.15%	Aug 2005	70	%(a)
Southridge Pointe	1,158	1,133	5.40%	Jun 2006	40%
Warwick Grove	8,300	7,315	4.60%	Jul 2006	50%
Woods of Lake Helen	1,971	1,971	6.00%	Nov 2005	40%
Woods at Southridge	750	739	5.40%	Dec 2005	40%

	$34,141	$31,559

(a)	In January 2005, we acquired our partners’ interests in this project. The project was sold on March 10, 2005, for $40 million and the loan was paid off at closing.

Land Loans. When we acquire land for future development or sale, we sometimes finance the acquisitions with land loans. Generally, one of our subsidiaries or a joint venture will incur the loan, and we will guarantee the repayment of the loan. The following table summarizes the material terms of our land loans, all of which we have guaranteed (dollars in thousands):

		Interest
	Balance at	Rate as of			Tarragon’s
	December 31,	December 31,			Interest
Project name	2004	2004	Maturity Date		in Profits

100 East Las Olas	$4,125	6.25%	Mar 2005	(a)	70	%(b)
1100 Adams	5,075	4.90%	Mar 2005		70%
Fort Worth Land (c)	1,463	5.50%	Oct 2009		90%
Villas at Seven Dwarfs Lane	1,725	4.90%	Nov 2005		100%

	$12,388

(a)	We have extended the maturity date of this loan to March 2006.

(b)	In January 2005, we acquired our partners’ interests in this project.

(c)	This property was sold in February 2005, and the loan was paid off at closing.

Other Non-Recourse Debt. We have a loan of $8.4 million due to Aetna secured by interests in our joint ventures with it. The loan matures in November 2010. Aetna receives a sliding percentage ranging from all to 10% of operating cash flow or capital proceeds from the three properties owned by the joint ventures based on the cumulative return received.

Sources and Uses of Cash

The following table presents major sources and uses of cash for the past three years.

	For Years Ended December 31,
	2004	2003	2002
Sources of cash:
Net cash flow from property operations	$11,340	$15,087	$18,066
Net proceeds from the sale of real estate
Investment Division	14,196	24,244	20,658
Homebuilding Division	510	—	378
Net proceeds (payments) related to financings and other borrowings
Investment Division	40,090	45,063	19,204
Homebuilding Division	11,300	—	(8,238)
Convertible debt	58,077	—	—
Lines of credit	(2,809)	(3,370)	(13,184)
Net proceeds from home sales	48,013	8,320	14,715
Other:
Collections of notes and interest receivable	829	1,052	3,870
Net cash received in conjunction with consolidation of partnerships and joint ventures	225	—	—
Proceeds from the disposition of other assets	2,075	—	—
Proceeds from the exercise of stock options	5,880	246	386

Total sources of cash	189,726	90,642	55,855

Uses of cash:
Purchase of homebuilding inventory or land for development	(47,797)	(16,611)	(4,975)
Development and renovation costs (net of borrowings)	(52,126)	(5,142)	(3,869)
Advances to partnerships and joint ventures for homebuilding activities	(29,163)	(35,271)	(1,812)

Cash used in homebuilding activities	(129,086)	(57,024)	(10,656)

Purchase of Investment Division apartment communities	(15,526)	—	—
Property capital improvements	(8,412)	(11,161)	(16,247)
Other:
Stock repurchases	(2,093)	(4,186)	(4,863)
General and administrative expenses paid	(20,712)	(13,904)	(12,943)
Dividends to stockholders	(904)	(791)	(1,325)
Distributions to minority partner of consolidated partnership	(1,010)	(1,245)	(921)
Buyout of minority partners	(11,081)	—	—
Other	(462)	1,272	134

Total uses of cash	(189,286)	(87,039)	(46,821)

Net sources of cash	$440	$3,603	$9,034

Advances to partnerships and joint ventures for homebuilding activities in 2004 included:

•	$6 million to Park Avenue Tarragon for purchase of an existing 743-unit apartment community for conversion.

•	$3.9 million to Delaney Square for purchase of an existing 364-unit apartment community for conversion.

•	$2.7 million to Block 99/102 Development to purchase land for future commercial development.

Advances to partnerships and joint ventures for homebuilding activities in 2003 included:

•	$15.5 million to Metropolitan Sarasota to purchase land for its 124-unit high-rise, luxury condominium development in Sarasota, Florida.

•	$8.3 million to One Las Olas for development costs of its 287-unit high-rise, luxury condominium development in Ft. Lauderdale, Florida.

•	$1.8 million to East Las Olas for development costs of its 90-unit mixed-use retail and condominium development in Ft. Lauderdale, Florida.

•	$7.8 million to Thirteenth Street Development for development costs related to its two mid-rise, luxury condominium developments with a total of 277 homes in Hoboken, New Jersey.

Cash Flows

2004 Compared to 2003. For the year ended December 31, 2004, our net cash used in operating activities was $60.1 million compared to net cash provided by operating activities of $7.2 million for the year ended December 31, 2003. This decrease is principally related to homebuilding activities. Cash used for the purchase of homebuilding inventory increased $102 million. Homebuilding renovation and development costs paid increased $80 million, while cash received from homebuilding sales increased $141 million. Additionally, we paid interest of $10 million in connection with the refinancing of the mezzanine loan for Las Olas River House during 2004.

For the year ended December 31, 2004, our net cash used in investing activities was $64.8 million compared to $34.4 million for the same period of 2003. During 2004, we acquired one rental apartment community for $15.4 million, the cash portion of which was $4.2 million. We also purchased land for development for $4.5 million. Additionally, in 2004, we acquired the interests of minority partners in one office building and two apartment communities for $11.1 million. In 2003, we sold eight investment properties for net proceeds of $24.2 million, while net proceeds from the sale of real estate during 2004 was $14.7 million from the sale of five investment properties and one parcel of land. Advances to partnerships and joint ventures for development costs decreased $8.2 million in 2004 compared to 2003 partly due to the consolidation of our Las Olas River House project in January 2004 in connection with the adoption of FIN 46R.

For the year ended December 31, 2004, our net cash provided by financing activities increased to $125 million, from $30.8 million for the year ended December 31, 2003. This increase was primarily due to the issuance of $62 million of Senior Convertible Notes during 2004. Proceeds from the debt issuance were used to repay approximately $34.6 million of mortgage debt and $8 million of outstanding lines of credit balances. In 2004, we also borrowed approximately $228 million in construction loans to fund our homebuilding division projects as compared to $45 million in 2003. In 2004, refinancing loans provided $26.1 million as compared to $36.2 million in 2003. Additionally, the exercise of stock options during 2004 provided cash proceeds of $6 million, an increase of $5.7 million over the same period in 2003.

2003 Compared to 2002. For fiscal 2003, our net cash provided by operating activities was $7.2 million, compared to $24.8 million for fiscal 2002. The decrease in 2003 was due primarily to increased homebuilding renovation and development costs and purchases of homebuilding inventory (caused by the ramping-up of our homebuilding and condominium conversion activities), offset by increased cash received from homebuilding sales.

In 2003, our net cash used in investing activities was $34.4 million, compared to $25.0 million used in 2002. This decrease in net cash from investing activities was due primarily to:

•	a significant increase in advances to partnerships and joint ventures for development costs, primarily at our Las Olas River House and Hoboken projects;

•	advances to Metropolitan Sarasota in connection with acquiring a parcel of land; and

•	a significant decline in distributions from sales of partnership and joint venture properties; offset, in part, by

•	a significant increase in proceeds from the sale of real estate; and

•	lower real estate development costs resulting from reduced rental property development activities.

In 2003, our net cash provided by financing activities was $30.8 million, compared to $9.2 million in 2002. This increase was due primarily to an increase in refinancing activities and increased borrowings in connection with our homebuilding activities.

Contractual Commitments

The following table summarizes information regarding contractual commitments.

		2006	2008
	2005	and 2007	and 2009	Thereafter	Total
Scheduled principal payments on debt	$211,207	$312,089	$115,861	$127,052	$766,209
Operating leases	1,277	2,026	1,577	25,618	30,498
Firm contracts to purchase real estate for homebuilding activities	114,250	—	—	—	114,250

	326,734	314,115	117,438	152,670	910,957

Guaranteed debt of unconsolidated partnerships and joint ventures	52,321	11,000	—	—	63,321

	$379,055	$325,115	$117,438	$152,670	$974,278

Of the loans maturing in 2005, $60.1 million has been repaid as of March 1, 2005 with proceeds from home sales. The maturity of a $7.3 million mortgage was extended to May 2005. Additionally, $35.9 million may be extended for six months, $7.9 million may be extended for one year, and $36.5 million may be extended for eighteen months. Of the loans maturing in 2006, $41.6 million may be extended for one year, and $196.7 million may be extended for two years. An $8 million mortgage maturing in 2007 has a five year extension option. We intend to extend the loans or pay them off largely through refinancings and home sales. We believe we can arrange such new financing as may be needed to repay maturing loans.

The firm contracts to purchase real estate for homebuilding activities include a contract to purchase the Yacht Club on the Intracoastal, a 388-unit apartment community in Hypoluxo, Florida, for $67.3 million. We financed this purchase with a $62.5 million loan. Firm contracts also include a contract to purchase Georgetown at Celebration, a 315-unit apartment community in Celebration, Florida, for $47 million. This acquisition was financed with a $45 million loan. We acquired both of these properties in January 2005 and plan to sell the apartments as condominiums.

Guaranteed debt of unconsolidated partnerships and joint ventures includes $3.5 million that relates to a mortgage that matures in 2006 with a six month extension option and $7.5 million that relates to a mortgage that matures in 2006 with an extension option for one year. We have also guaranteed construction loans totaling $81.5 million on two unconsolidated properties. These loans mature in 2005 and have a balance as of December 31, 2004, of $52.3 million.

Common Stock Repurchase Program

The Board of Directors has authorized a common stock repurchase program. We may continue to repurchase shares of our common stock as long as we believe the fair market value of our net assets per share is substantially greater than the market price of our common stock. We repurchased 144,311 shares of our common stock in open market and negotiated transactions in 2004 at a cost of $2 million. We repurchased 275,443 shares at a cost of $4.2 million in 2003 and 326,982 shares for an aggregate $4.7 million in 2002. As of December 31, 2004, Tarragon had authority to repurchase an additional 709,991 common shares.

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

Investments in Joint Ventures Accounted for Using the Equity Method. In December 2003, the FASB issued FIN 46R. FIN 46R clarifies the application of Accounting Research Bulletin 51, “Consolidated Financial Statements,” for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or in which equity investors do not have the characteristics of a controlling financial interest, or “variable interest entities.” Variable interest entities within the scope of FIN 46R are required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. We adopted the provisions of FIN 46R in the first quarter of 2004.

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

Revenue Recognition. We have generally recognized revenue from homebuilding sales at the time of closing under the completed contract method. The related profit is recognized when collectibility of the sale price is reasonably assured and the earnings process is substantially complete. When a sale does not meet the requirements for income recognition, profit is deferred until such requirements are met. For mid- rise and high-rise condominium developments, where construction typically takes eighteen months or more, the percentage-of-completion method is employed. Under this method, once construction is beyond a preliminary stage, buyers are committed to the extent of being unable to require refunds except for non- delivery of the home, a substantial percentage of homes are under firm contracts, the sale prices are deemed collectible, and remaining costs and revenues can be reasonably estimated, revenue is recorded as a portion of the value of non-cancelable sale contracts. Revenue recognized is calculated based upon the percentage of construction costs incurred in relation to total estimated construction costs. Any amounts due under sale contracts, to the extent recognized as revenue, are recorded as contracts receivable.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123 established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, it permitted companies the option of continuing to apply the guidance in APB No. 25, as along as the footnotes to the financial statements disclosed the proforma effects of implementing the fair-value-based method in a footnote. SFAS No. 123(R) requires that compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) will be effective as of the first interim or annual reporting period beginning after June 15, 2005 and will apply to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying SFAS No. 123(R), if any, is recognized as of the required effective date. The adoption of SFAS No. 123 (R) will not have a material effect on our consolidated financial statements because we adopted the fair value method of accounting for stock-based awards in the third quarter of 2002.

Environmental Matters

Under federal, state, and local environmental laws, ordinances, and regulations, Tarragon may be liable for removal or remediation costs, as well as other costs (such as fines or injuries to persons and property) where our employees may have arranged for removal, disposal, or treatment of hazardous or toxic substances. In addition, environmental laws impose liability for release of asbestos-containing materials into the air, and third parties can seek recovery from Tarragon for personal injury associated with those materials. We are not aware of any liability relating to these matters that would have a material adverse effect on our business, financial position, or results of operations. However, there is a matter involving the alleged release of asbestos-containing materials at one of our condominium conversion projects, as described in ITEM 3. “LEGAL PROCEEDINGS.” As of this date, we are unable to determine the outcome of this matter and whether it will have a material impact on our financial statements. We have incurred legal and other professional fees and costs of relocating residents in connection with this matter totaling $448,000 to date. Remediation has been completed at a total cost of $795,000.

Estimated Fair Value of Equity of Investment Division

Tarragon also measures its performance by changes in estimated fair value of equity in its Investment Division properties, as presented in the following table.

	December 31,
	2004	2003	2002
Investment Division:
Consolidated properties:
Estimated fair values (1)	$743,678	$549,598	$522,953
Debt	(487,992)	(403,570)	(370,538)
Minority interests in estimated fair value equity	(21,833)	(20,517)	(18,430)

Tarragon’s estimated fair value equity	$233,853	$125,511	$133,985

Unconsolidated properties:
Estimated fair values (1)	$268,440	$363,900	$259,143
Debt	(173,369)	(262,438)	(176,888)
Outside partners’ interests in estimated fair value equity	(23,265)	(24,427)	(19,627)

Tarragon’s estimated fair value equity	$71,806	$77,035	$62,628

Total Investment Division estimated fair value equity	$305,661	$202,546	$196,613

Excess of estimated fair values over net carrying values	$395,886	$304,042	$241,208

(1)	Estimated fair values have been determined using the following procedures. For properties with appraisals ordered by lenders in connection with mortgage financing performed within one year, the appraised values are used. For 2002, we estimated the fair value of five properties under contract at such contract prices. Three of these properties were sold in the first quarter of 2003. We estimated the fair values of two properties based on written offers to purchase from third parties. For 2003, we estimated the fair value of one property under contract at its contract sale price. For 2004, we estimated the fair values of four properties under contract at their contract sale prices. One of these properties was sold in January 2005. We estimated the fair values of four properties based on offers to purchase. We estimated the fair values of two properties based on recently canceled contracts for sale. We estimated the fair values of three properties based on analysis performed by brokers marketing the properties for sale. We estimated the fair value of one property acquired in 2004 at its purchase price. For land and all properties under development or construction or in initial lease-up, the historical cost basis net carrying values are used. For all other properties, we engaged Marcus & Millichap, a national real estate investment brokerage company, to perform Broker’s Opinions of Value, and these values are used. Estimated fair values presented do not give effect to income taxes.

(2)	Debt as of December 31, 2004, excludes $62 million of unsecured convertible notes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates that may adversely affect our financial position, results of operations, and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage such exposure through our regular operating and financing activities. We do not trade or speculate in financial instruments.

At December 31, 2004, we had approximately $529 million of consolidated variable rate debt. The primary base rate is the 30-day LIBOR. Using this balance of debt, a 100 basis point (1%) increase in LIBOR or any other indexes on which the rates are based would reduce our annual pre-tax earnings and cash flows by approximately $5.3 million. On the other hand, a 100 basis point decrease in interest rates would increase our annual pre-tax earnings and cash flows by approximately $5.3 million.

At December 31, 2004, unconsolidated partnerships and joint ventures had approximately $152 million of variable rate debt. A 100 basis point increase in the index on which the rates are based would reduce our annual pre-tax earnings and cash flows by $762,000, based on our interests in profits and losses of those entities. A 100 basis point decrease in the index would increase our pre-tax earnings and cash flows by $762,000.

[This space intentionally left blank]

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not required or are not applicable or because the information required is included in the Consolidated Financial Statements or Notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Tarragon Corporation

We have audited the accompanying consolidated balance sheets of Tarragon Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tarragon Corporation and subsidiaries, as of December 31, 2004 and 2003, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted, Statements of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” and the fair value accounting method of No. 123 “Accounting for Stock-Based Compensation” in 2002 and No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” in 2003, and Financial Accounting Standards Board Interpretation 46-R “Consolidation of Variable Interest Entities” in 2004.

We also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States of America), the effectiveness of Tarragon Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2005 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ GRANT THORNTON LLP

Dallas, Texas
March 15, 2005

TARRAGON CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	(dollars in thousands)
Assets

Real estate held for investment (net of accumulated depreciation of $128,375 in 2004 and $110,817 in 2003)	$489,215	$395,095
Homebuilding inventory	287,353	97,234
Contracts receivable	99,744	—
Assets held for sale	21,870	—
Investments in and advances to partnerships and joint ventures	48,074	81,764
Cash and cash equivalents	22,066	21,626
Restricted cash	30,210	6,573
Goodwill	2,691	2,691
Other assets, net	47,068	18,834

	$1,048,291	$623,817

Liabilities and Stockholders’ Equity

Liabilities
Notes and interest payable	$770,247	$471,262
Liabilities related to assets held for sale	20,664	—
Net deferred tax liability	12,720	—
Other liabilities	71,217	26,886

	874,848	498,148

Commitments and contingencies

Minority interest	21,760	22,341

Stockholders’ equity

Common stock, $.01 par value; authorized shares, 100,000,000; shares outstanding, 21,179,479 in 2004 and 16,473,794 in 2003	212	165
Special stock, $.01 par value; authorized shares, 17,500,000; shares outstanding, none	—	—
Cumulative preferred stock, $.01 par value; authorized shares, 2,500,000; shares outstanding, 753,333 in 2004 and 2003; liquidation preference, $9,040 in 2004 and 2003, or $12 per share	8	8
Paid-in capital	336,877	332,798
Accumulated deficit	(158,553)	(202,357)
Treasury stock, at cost (5,856,587 shares in 2004 and 4,889,821 shares in 2003)	(26,861)	(27,286)

	151,683	103,328

	$1,048,291	$623,817

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2004	2003	2002
	(dollars in thousands, except per share data)
Revenue
Homebuilding sales revenue	$220,465	$56,279	$26,179
Rentals	89,665	74,444	72,759
Management fees and other (including $374 in 2004, $429 in 2003, and $472 in 2002 from affiliates)	826	922	580

	310,956	131,645	99,518

Expenses
Costs of homebuilding sales (including inventory write-downs of $1,571 in 2003 and $2,680 in 2002)	175,279	46,431	28,859
Property operations	48,196	42,134	38,865
Depreciation	20,249	18,301	16,220
Impairment charges	1,133	—	—
General and administrative
Corporate	16,407	13,234	9,472
Property	4,359	3,692	3,064

	265,623	123,792	96,480

Other income and expenses
Equity in income of partnerships and joint ventures	21,530	22,476	16,642
Minority interests in income of consolidated partnerships and joint ventures	(3,818)	(2,590)	(1,285)
Interest income (including $332 in 2004, $678 in 2003, and $265 in 2002 from affiliates)	728	1,605	510
Interest expense (including $12 in 2004, $2 in 2003, and $228 in 2002 to affiliates)	(25,749)	(23,857)	(21,287)
Gain on sale of real estate	378	1,223	1,258
Gain (loss) on disposition of other assets	2,075	—	(29)
Insurance and other claims	—	60	84
Litigation settlements	(250)	—	102

Income (loss) from continuing operations before income tax	40,227	6,770	(967)
Income tax expense	(7,400)	—	—

Income (loss) from continuing operations	32,827	6,770	(967)
Discontinued operations, net of income tax
Income (loss) from operations	931	1,306	(114)
Gain on sale of real estate	10,950	23,118	6,540

Net income	44,708	31,194	5,459
Dividends on cumulative preferred stock	(904)	(785)	(683)

Net income allocable to common stockholders	$43,804	$30,409	$4,776

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Continued)

	For the Years Ended December 31,
	2004	2003	2002
	(dollars in thousands, except per share data)
Earnings per common share
Income (loss) from continuing operations allocable to common stockholders	$1.45	$.33	$(.05)
Discontinued operations	.54	1.05	.26

Net income allocable to common stockholders	$1.99	$1.38	$.21

Earnings per common share – assuming dilution
Income (loss) from continuing operations allocable to common stockholders	$1.24	$.29	$(.05)
Discontinued operations	.45	.91	.26

Net income allocable to common stockholders	$1.69	$1.20	$.21

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
	(dollars in thousands)
Balance, January 1, 2002	571,527	$6	11,224,602	$112	$334,179	$(227,589)	(3,797,176)	$(33,590)	$73,118
Repurchase of common stock	—	—	—	—	—	—	(326,982)	(4,731)	(4,731)
Retirement of preferred stock	(11,009)	—	—	—	(132)	—	—	—	(132)
Retirement of treasury stock	—	—	(808,984)	(8)	(7,147)	—	808,984	7,155	—
Common stock dividend	—	—	1,126,807	11	9,946	(9,953)	(390,058)	(4)	—
Dividends on cumulative preferred stock ($1.20 per share)	—	—	—	—	—	(683)	—	—	(683)
Stock options exercised	—	—	59,567	1	384	—	—	—	385
Compensation expense related to stock options granted	—	—	—	—	317	—	—	—	317
Net income	—	—		—		5,459	—	—	5,459

Balance, December 31, 2002	560,518	6	11,601,992	116	337,547	(232,766)	(3,705,232)	(31,170)	73,733
Repurchase of common stock	—	—	—	—	—	—	(275,443)	(4,151)	(4,151)
Retirement of preferred stock	(3,000)	—	—	—	(35)	—	—	—	(35)
Retirement of treasury stock	—	—	(947,930)	(9)	(8,045)	—	947,930	8,054	—
Stock options exercised	—	—	38,644	—	246	—	—	—	246
Three-for-two common stock split	—	—	5,781,088	58	(39)	—	(1,857,076)	(19)	—
Dividends on cumulative preferred stock ($1.20 per share)	—	—	—	—	—	(785)	—	—	(785)
Compensation expense related to stock options granted	—	—	—	—	268	—	—	—	268
Purchase of homebuilding inventory	195,815	2	—	—	2,856	—	—	—	2,858
Net income	—	—		—	—	31,194	—	—	31,194

Balance, December 31, 2003	753,333	8	16,473,794	165	332,798	(202,357)	(4,889,821)	(27,286)	103,328
Repurchase of common stock	—	—	—	—	—	—	(152,094)	(2,093)	(2,093)
Retirement of treasury stock	—	—	(407,783)	(4)	(2,526)	—	407,783	2,530	—
Stock options exercised	—	—	996,083	10	5,870	—	—	—	5,880
Income tax benefits for nonqualified stock option exercises	—	—	—	—	331	—	—	—	331
Five-for-four common stock split	—	—	4,117,385	41	(29)	—	(1,222,455)	(12)	—
Dividends on cumulative preferred stock ($1.20 per share)	—	—	—	—	—	(904)	—	—	(904)
Compensation expense related to stock options granted	—	—	—	—	433	—	—	—	433
Net income	—	—	—	—	—	44,708	—	—	44,708

Balance, December 31, 2004	753,333	$8	21,179,479	$212	$336,877	$(158,553)	(5,856,587)	$(26,861)	$151,683

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2004	2003	2002
	(dollars in thousands)
Cash Flows from Operating Activities
Net income	$44,708	$31,194	$5,459
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense	14,575	—	—
Insurance and other claims	—	(60)	(84)
(Gain) loss on disposition of other assets	(2,075)	—	29
Pretax gain on sale of real estate	(18,366)	(24,341)	(7,798)
Minority interests in income of consolidated partnerships and joint ventures	3,818	2,590	1,285
Depreciation and amortization	25,915	23,678	22,660
Impairment charges	1,133	—	—
Equity in income of partnerships and joint ventures	(21,530)	(22,476)	(16,642)
Costs of homebuilding sales	175,279	46,431	28,859
Purchase of homebuilding inventory	(114,239)	(12,450)	(1,920)
Noncash compensation related to stock options	433	268	317
Excess of homebuilding sales revenue over sales collected attributable to commissions and closing costs	(6,138)	(3,624)	(972)
Homebuilding renovation and development costs paid	(108,932)	(30,663)	(5,128)
Noncash homebuilding sales recorded under percentage of completion method	(20,161)	—	—
Changes in other assets and other liabilities, net of effects of non-cash investing and financing activities:
(Increase) decrease in interest receivable	83	(705)	(139)
(Increase) in other assets	(23,553)	(560)	403
Increase (decrease) in other liabilities	9,265	(2,568)	(1,551)
Increase (decrease) in interest payable	(20,288)	466	2

Net cash provided by (used in) operating activities	(60,073)	7,180	24,780

Cash Flows from Investing Activities
Purchase of operating apartment communities	(15,526)	—	—
Purchase of land for development	(4,535)	(2,156)	(3,055)
Proceeds from the sale of real estate	14,706	24,244	7,792
Property capital improvements	(8,412)	(11,161)	(16,247)
Costs of developing rental apartment communities	(11,118)	(10,233)	(29,485)
Earnest money deposits (paid) received, net	(6,375)	(2,005)	51
Note receivable collections	18	152	3,499
Distributions from investing activities of partnerships and joint ventures	2,458	—	13,244
Advances to partnerships and joint ventures for development costs or for the purchase of land for development	(27,063)	(35,271)	(6,626)
Refund of partnership and joint venture development costs from construction financing	—	—	4,814

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Years Ended December 31,
	2004	2003	2002
	(dollars in thousands)
Cash Flows from Investing Activities (continued)
Net distributions related to property operations of partnerships and joint ventures	$853	$3,283	$2,071
Proceeds from disposition of other assets	2,075	—	—
Net increase in cash in conjunction with consolidation of partnerships and joint ventures	225	—	—
Distributions to minority partners of consolidated partnerships and joint ventures	(1,010)	(1,245)	(921)
Buyout of minority partners	(11,081)	—	—
Other	—	—	(98)

Net cash used in investing activities	(64,785)	(34,392)	(24,961)

Cash Flows from Financing Activities
Proceeds from borrowings	429,652	230,565	108,459
Principal payments on notes payable	(320,746)	(204,765)	(88,580)
Repayment of advances from affiliates, net	—	—	(12,186)
Distributions from financing activities of partnerships and joint ventures	13,424	8,837	7,096
Stock repurchases	(2,093)	(4,186)	(4,863)
Dividends to stockholders, including amounts accrued in prior years	(904)	(791)	(1,325)
Proceeds from the exercise of stock options	5,880	246	386
Other	85	909	228

Net cash provided by financing activities	125,298	30,815	9,215

Net increase in cash and cash equivalents	440	3,603	9,034
Cash and cash equivalents, beginning of year	21,626	18,023	8,989

Cash and cash equivalents, end of year	$22,066	$21,626	$18,023

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$44,585	$23,650	$23,829

Income taxes paid	$470	$—	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Years Ended December 31,
	2004	2003	2002
	(dollars in thousands)
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Changes in assets and liabilities in connection with the purchase of operating apartment communities:
Real estate	$15,409	$—	$—
Restricted cash	114	—	—
Other assets	163	—	—
Notes and interest payable	32	—	—
Other liabilities	(192)	—	—

Cash paid	$15,526	$—	$—

Assets written off and liabilities released in connection with the sale of real estate:
Real estate	$24,579	$27,600	$12,463
Other assets	648	523	(1,654)
Notes and interest payable	(28,519)	(27,394)	(10,469)
Other liabilities	(368)	(826)	(346)
Net gain on sale	18,366	24,341	7,798

Cash received	$14,706	$24,244	$7,792

Effect on assets and liabilities of the consolidation of two apartment communities in 2002, the deconsolidation of one apartment community in 2003, and the consolidation of four apartment communities, six homebuilding projects, and one commercial property in 2004:

Real estate	$121,418	$(16,377)	$38,488
Homebuilding inventory	114,921	—	—
Contracts receivable	78,066	—	—
Investments in and advances to partnerships and joint ventures	(72,053)	2,549	207
Restricted cash	17,073	—	—
Other assets	15,203	(260)	1,858
Notes and interest payable	(243,809)	13,424	(31,672)
Other liabilities	(23,353)	664	(284)
Minority interest	(7,691)	—	(8,597)

Increase in cash from consolidation	$(225)	$—	$—

Purchase of mortgage receivable financed with note payable	$—	$12,826	$—

Liabilities that financed the purchase of homebuilding inventory	$—	$61,279	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We are a real estate homebuilder and investor with over 30 years of experience in the real estate industry. We operate two distinct businesses:

•	the Homebuilding Division, which develops, renovates, builds, and markets homes in high-density, urban locations and in master-planned communities; and

•	the Investment Division, which owns, develops, and operates residential and commercial rental properties, including almost 5,000 rental apartments we developed.

Financial information about our segments can be found in NOTE 14. “SEGMENT REPORTING.”

The accompanying Consolidated Financial Statements of Tarragon Corporation, its subsidiaries, and consolidated partnerships and joint ventures have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), the most significant of which are described in NOTE 1. “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.” The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements. The data presented in the Notes to Consolidated Financial Statements are as of December 31 of each year and for the years then ended unless otherwise indicated. Dollar amounts in tables are in thousands, except per share amounts. Certain balances for 2002 and 2003 have been reclassified to conform to the 2004 presentation.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidation. The Consolidated Financial Statements include the accounts of Tarragon, its subsidiaries, and partnerships and joint ventures (which consist primarily of limited liability companies) it controls. Tarragon is deemed to control partnerships or joint ventures which have no unaffiliated owners or for which Tarragon is designated as the manager and the outside owners are given no participating rights, as defined in the Financial Accounting Standard Board’s (“FASB”) Emerging Issues Task Force’s 96-16 Abstract (“EITF 96-16”), or are given no important rights as defined in the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 78-9, “Accounting for Investments in Real Estate Ventures.” All significant intercompany transactions and balances have been eliminated.

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

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

We have identified ten partnerships and joint ventures, over which we exercise significant influence but do not control, which qualify as VIEs and of which we are the primary beneficiary. These ten entities, seven of which were previously accounted for using the equity method, have been consolidated in accordance with FIN 46R. Their assets and liabilities were recorded at carrying value. The ten entities consist of three limited partnerships and three limited liability companies engaged in homebuilding and one partnership and three limited liability companies which own and operate rental apartment communities with 1,226 units. The consolidation of these ten entities increased assets by $336.9 million as of December 31, 2004. Gross revenue for the year ended December 31, 2004, included homebuilding sales of $51.9 million and rentals of $12.2 million produced by these ten consolidated entities. One Las Olas, Ltd. is the most significant of the VIEs with $166.5 million in assets as of December 31, 2004, and homebuilding sales of $51.9 million for the year ended December 31, 2004. One Las Olas, Ltd. is a limited partnership currently developing Las Olas River House, a luxury high-rise condominium development in Ft. Lauderdale, Florida. The recourse debt of these VIEs of $92.6 million is collateralized by the carrying value of the pledged assets of $246.7 million. Two of these VIEs have mortgages of $53.6 million that are non-recourse to the general assets of Tarragon.

Real estate and depreciation. Real estate held for investment is carried at cost unless an impairment is determined to exist. We periodically evaluate whether events or changes in circumstances indicate that the carrying value of any of our properties held for investment may not be recoverable. This evaluation generally consists of a review of the property’s cash flow and current and projected market conditions, as well as any changes in general and local economic conditions. If an impairment loss exists based on the results of this review, the asset’s carrying value is written down to estimated fair value with a charge against current earnings. In 2004, we recorded an impairment charge to reduce the carrying value of a tract of land in our Homebuilding Division by $733,000 after entering into a contract for sale, reducing its carrying value to equal the sales value. Additionally, we recorded an impairment charge to the carrying value of a shopping center in our Investment Division after determining its value had been impaired. An impairment charge of $400,000 was recorded to reduce its carrying value to its estimated fair value. The fair value was determined using a broker’s opinion of value from a national real estate investment brokerage company.

We capitalize improvements and major rehabilitation projects that increase the value of the respective property and have useful lives greater than one year except for individual expenditures less than $10,000 that are not part of a planned renovation project. Under this policy, during 2004, expenditures of $9.4 million were capitalized, and property replacements of $3.6 million were expensed. Property replacements expensed include, but are not limited to, such items as landscaping, common area improvements, and apartment upgrades. Depreciation is provided against real estate held for investment by the straight-line method over the estimated useful lives of the assets, as summarized in the following table. Real estate held for sale is not depreciated.

Carpet and vinyl flooring	5 years
Appliances and common area upgrades	10 years
Roof replacements	10-15 years
Boiler/HVAC replacements	10-20 years
Plumbing replacements and apartment upgrades	20 years

Properties for which firm contracts for sale are in place are reclassified to held for sale. We cease depreciating the properties in the month following their reclassification to held for sale. These properties remain classified as held for sale until sold or until we decide to discontinue marketing efforts.

TARRAGON CORPORATION
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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which we adopted January 1, 2002, operating results for assets sold or held for sale are presented as discontinued operations for current and all prior years presented.

Homebuilding inventory. Homebuilding inventory consists of land, condominium conversions, and condominium, townhome, and single-family home site developments. Homebuilding inventory, including capitalized interest and real estate taxes, is carried at the lower of cost or fair value determined by evaluation of individual projects. Whenever events or circumstances indicate that the carrying value of homebuilding inventory may not be recoverable, the related assets are written down to their estimated fair value less selling costs.

Capitalized interest. We capitalize interest on funds used in constructing property from the date of initiation of construction activities through the time the property is ready for leasing or sale. Interest of $14.2 million, $1.7 million, and $850,000 was capitalized during 2004, 2003, and 2002, respectively. Total interest incurred for 2004, 2003, and 2002 was $39.9 million, $25.6 million, and $22.2 million, respectively.

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

Goodwill. Goodwill was recorded in connection with the acquisitions of Tarragon Realty Advisors and Accord Properties Associates and, until December 31, 2001, was amortized on the straight-line method. We adopted SFAS No.142, “Goodwill and Other Intangible Assets,” on January 1, 2002. SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized but rather carried on the balance sheet as permanent assets. These assets are subject to at least annual assessment for impairment by applying a fair-value-based test.

TARRAGON CORPORATION
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

Rental revenue is recognized on the straight-line method. Lease terms for our apartment communities are generally for one year or less. Lease terms for our commercial properties are generally from three to five years, although they may be shorter or longer. Rental concessions are deferred and amortized on the straight-line method over the lease terms as a reduction to rental revenue. We accrue percentage rentals only after the tenants’ sales have reached the threshold provided for in the lease.

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

Investments in noncontrolled partnerships and joint ventures. We use the equity method to account for investments in partnerships and joint ventures over which we exercise significant influence but do not control or which are not required to be consolidated under the provisions of FIN46R as discussed above. Under the equity method, our initial investments are increased by our proportionate share of the partnerships’ or joint ventures’ operating income and additional advances and decreased by our proportionate share of the partnerships’ or joint ventures’ operating losses and distributions received. We determine Tarragon’s proportionate share of the profits or losses of the partnerships and joint ventures consistent with the allocation of cash distributions in accordance with the provisions of SOP 78-9. Our interest in intercompany transactions is eliminated.

Stock splits. In January 2005, the Board of Directors approved a three-for-two stock split effective February 10, 2005. In December 2003, the Board of Directors approved a five-for-four stock split effective January 15, 2004. In January 2003, the Board of Directors approved a three-for-two stock split effective February 14, 2003. Weighted average shares of common stock outstanding and stock options outstanding, granted, exercised, and forfeited in NOTE 8. “STOCK-BASED AWARDS” have been restated to give effect to the stock splits.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings per common share. Earnings per share of common stock is computed based upon the weighted average number of shares outstanding during each year. All share and per share data have been restated to give effect to the three-for-two stock splits on February 14, 2003, and February 10, 2005, and the five-for-four stock split on January 15, 2004. See NOTE 7. “EARNINGS PER COMMON SHARE.”

Fair value of financial instruments. Disclosure about fair value of financial instruments is based on pertinent information available to us as of December 31, 2004 and 2003. Considerable judgment is necessary to interpret market data and develop estimated fair values. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values. For these reasons, the estimated fair values presented may differ significantly from the actual amounts we may realize or pay.

As of December 31, 2004 and 2003, we estimate that the carrying amounts for cash and cash equivalents and restricted cash approximate fair value because of the short maturities of these instruments. In addition, the carrying amounts of notes receivable and other liabilities approximate fair value. The fair values of notes payable are estimated by discounting future expected cash flows using current rates for loans with similar terms and maturities. See NOTE 4. “NOTES AND INTEREST PAYABLE” for the disclosure of fair values of notes payable.

Extinguishment of Debt. We adopted SFAS No. 145, “Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” on January 1, 2003. Pursuant to this statement, gains or losses on extinguishment of debt are no longer classified as extraordinary unless they meet the unusual in nature and infrequency of occurrence criteria of Accounting Principles Board Opinion No. 30. Items previously classified as extraordinary have been reclassified to conform to the current presentation.

Stock-based awards. In 2002, we adopted the fair value method defined in SFAS No. 123, “Accounting for Stock-Based Compensation,” in accounting for our stock option plans, where previously we applied Accounting Principles Board’s Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related Interpretations. SFAS No. 123 indicates that the fair value method is the preferable method of accounting. In December 2002, the FASB amended SFAS No. 123 by issuing SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which we adopted upon issuance. We elected to apply the fair value method prospectively, which is one of three methods established by SFAS No. 148, for all options granted since the beginning of 2002. Under APB No. 25, compensation costs related to stock options issued pursuant to compensatory plans are measured based on the difference between the quoted market price of the stock at the measurement date (ordinarily the date of grant) and the exercise price and should be charged to expense over the periods during which the grantee performs the related services. Because awards under the plans vest over five years, the cost related to stock-based employee compensation included in the determination of net income for 2004, 2003, and 2002 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per common share if the fair value based method had been applied to all outstanding and unvested awards in each period. For more information about our stock option plans, see NOTE 8. “STOCK-BASED AWARDS.”

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	For the Years Ended December 31,
	2004	2003	2002
Net income allocable to common stockholders, as reported	$43,804	$30,409	$4,776
Add:
Stock-based employee compensation expense included in reported net income, net of income tax	259	268	317
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of income tax	(261)	(465)	(568)

Pro forma net income allocable to common stockholders	$43,802	$30,212	$4,525

Earnings per common share
Net income allocable to common stockholders, as reported	$1.99	$1.38	$.21

Net income allocable to common stockholders, pro forma	$1.99	$1.37	$.20

Earnings per common share – assuming dilution
Net income allocable to common stockholders and assumed conversions, as reported	$1.69	$1.20	$.21

Net income allocable to common stockholders and assumed conversions, pro forma	$1.69	$1.19	$.20

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

Concentrations of credit risks. We maintain cash equivalents in accounts with financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation. The Company monitors the financial stability of the depository institutions regularly, and we do not believe excessive risk of depository institution failure exists at December 31, 2004.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Employee benefit plan. Tarragon has a defined contribution plan covering substantially all of its employees. Tarragon’s contributions are 401(k) matches determined based on 100% of the first 3% and 50% of the next 2% of the employee’s salary deferrals. Total plan expense was $382,000 in 2004, $330,000 in 2003, and $273,000 in 2002 and is included in corporate and property general and administrative expenses in the accompanying Consolidated Statements of Operations.

Income taxes. We recognize deferred tax assets and liabilities based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted statutory tax rate. A valuation allowance is recorded to the extent realization of deferred tax assets is uncertain.

NOTE 2. MINORITY INTERESTS

In February 2000, Tarragon entered into an agreement to acquire the interests of Robert C. Rohdie and certain of his affiliates in ten apartment communities. Simultaneously, he became a member of our Board of Directors and Chief Executive Officer of Tarragon Development Corporation, a wholly-owned subsidiary of Tarragon. Mr. Rohdie, Tarragon’s partner in the development of these projects, contributed his equity interests to Tarragon Development Company, LLC (“TDC”), a newly formed entity, in exchange for a preferred interest in the entity. For five of the ten properties that had been completed as of the date of the agreement, Mr. Rohdie received a preferred interest with a fair value of $5 million. The initial $5 million of purchase consideration was allocated to the five completed properties based upon their relative fair values. In accordance with the terms of the agreement, the purchase of the remaining five properties, which were in various stages of construction or development planning in February 2000, was contingent upon their completion, as defined in the agreement. During 2001, four of the five remaining apartment communities were completed, as defined in the agreement, and Mr. Rohdie received additional preferred interests in TDC with an aggregate fair value approximating $3.8 million. Mr. Rohdie received an additional preferred interest with a fair value of approximately $1.3 million for one final apartment community in May 2003.

Mr. Rohdie’s preferred interest earns a guaranteed return. For 80% of the preferred interest, it is a guaranteed fixed return of 5% for the first two years, increasing by 1% per year until it reaches 10% in year seven. The remaining 20% of the preferred interest is due an amount equal to cash dividends payable, if any, on 668,097 shares (adjusted to give effect to the February 2005 three-for-two stock split) of Tarragon common stock. Mr. Rohdie received distributions of $375,889 in 2002, $577,722 in 2003, and $421,889 in 2004 in payment of his guaranteed return.

Mr. Rohdie can convert his preferred interest in TDC into 668,097 post-split shares of our common stock and preferred stock with a face value of $8 million and a like dividend to his guaranteed fixed return. If we do not have available an issue of preferred stock outstanding at the time of the conversion, or at our discretion, we may pay the cash value of Mr. Rohdie’s preferred interest over three years. Beginning in February 2006, Mr. Rohdie may elect to convert his preferred interest into cash, payable over three years. The cash value that would be payable for the conversion of the preferred interest is equal to the sum of (1) the liquidation preference multiplied by the number of shares of preferred stock payable upon conversion (483,333 shares as of December 31, 2004) and (2) the market value of 668,097 post-split shares of our common stock. As of December 31, 2004, the cash value was $13,768,163.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. MINORITY INTERESTS (Continued)

Tarragon is the sole manager of TDC and makes all decisions regarding the operation, management, or control of its business and therefore consolidates this entity. Mr. Rohdie’s interest in TDC is presented as a minority interest. The guaranteed fixed return payable to Mr. Rohdie is being recorded based on an annual effective yield of 8.53% and is reflected in “Minority interests in income of consolidated partnerships and joint ventures” in the accompanying Consolidated Statements of Operations.

We purchased the preferred interests of the outside partner in Antelope Pines Estates, L.P., and Woodcreek Garden Apartments, L.P., which were presented as minority interests, in July 2004, for $9.5 million. In the fourth quarter of 2004, we entered into contracts to sell Antelope Pines Apartments and Woodcreek Garden Apartments. The sale of Antelope Pines closed in December 2004, and the sale of Woodcreek Garden closed in January 2005. In accordance with SFAS No. 144, the operating results of these properties, along with the gain on sale of Antelope Pines of $10.9 million, have been presented in discontinued operations for all periods presented in the accompanying Consolidated Statements of Operations. Additionally, assets and liabilities associated with Woodcreek Garden have been presented in “Assets held for sale” and “Liabilities related to assets held for sale” in the accompanying December 31, 2004, Consolidated Balance Sheet. See NOTE 13. “ASSETS HELD FOR SALE.”

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES

Investments in and advances to partnerships and joint ventures consisted of the following at December 31:

		Carrying Amount
	Profits Interest	2004	2003
801 Pennsylvania Avenue	50%	$30	$15
Ansonia Apartments, L.P.	70%	367	—
Ansonia Liberty, L.L.C.	90%	10	—
Cypress Grove, L.L.C.	50%	4,646	—
Danforth Apartment Owners, L.L.C.	99%	—	80
Delaney Square, L.L.C.	50%	5,778	—
Fenwick Tarragon Apartments, L.L.C. (1)	70%	—	1,830
Guardian-Jupiter Partners, Ltd.(1)	70%	—	3,315
Hoboken joint ventures : (2)
601 Ninth Street Development, L.L.C. (7)	50%	—	477
900 Monroe Street Development, L.L.C.	63%	1,792	—
Adams Street Development, L.L.C.	48%	—	1,567
Block 88 Development, L.L.C.	70%	—	610
Block 99/102 Development, L.L.C.	55%	5,622	233
Block 144 Development, L.L.C.	63%	282	—
Madison Warehouse Development, L.L.C.	63%	1,975	—
Thirteenth Street Development, L.L.C.	50%	12,749	8,393
Upper Grand Realty, L.L.C.	50%	345	—
Lake Sherwood Partners, L.L.C. (1)	70%	—	—
Larchmont Associates, L.P. (5)	57%	2,026	2,619
Merritt 8 Acquisitions, L.L.C. (3)	80%	—	907
Merritt Stratford, L.L.C.	50%	229	497
Metropolitan Sarasota, Ltd. (1) (6)	70%	—	15,910
One Las Olas, Ltd. (1) (6)	70%	—	33,993
Orion Towers Tarragon L.L.P.	70%	2,100	—
100 East Las Olas, Ltd., and East Las Olas, Ltd.(1)(6)	70%	—	6,408
Park Avenue Tarragon, L.L.C.	50%	6,119	—
Sacramento Nine (4)	70%	—	443
Summit/Tarragon Murfreesboro, L.L.C. (1)	70%	—	416
Tarragon Calistoga, L.L.C.	80%	632	557
Tarragon Savannah I & II, L.L.C.	99%	2,234	2,514
TDC/Ursa Hoboken Sales Center, LLC	48%	1,140	—
Vineyard at Eagle Harbor, L.L.C.	99%	—	—
Warwick Grove Company, L.L.C. (1)	50%	—	980

		$48,076	$81,764

(1)	In connection with adoption of the provisions of FIN 46R, these investments were consolidated as of January 1, 2004 (See NOTE 1. “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES”).

(2)	The Company bought out certain interests of the joint ventures in 2004, thereby changing the percentage of Tarragon’s interest in profits. Adams Street Development and Block 88 Development were consolidated beginning in November 2004.

(3)	We began consolidating Merritt 8 Acquisitions in September 2004 after we acquired our partner’s interest in this joint venture.

(4)	This entity’s sole asset, Prospect Park Office Building, was sold in December 2004.

(5)	This partnership’s sole asset, Arbor Glen Apartments, was sold in January 2005.

(6)	In January 2005, we acquired the interests of Richard Zipes and his affiliates in these joint ventures.

(7)	Our interest in this partnership was sold in April 2004.

We exercise significant influence over but hold noncontrolling interests in each of the above partnerships or joint ventures or our outside partners have significant participating rights, as defined in the EITF 96-16, or important rights, as defined by SOP 78-9. Therefore, except to the extent consolidation is required by FIN46 (see note (1) above), we account for our investments in these partnerships and joint ventures using the equity method.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES (Continued)

Ansonia Apartments, L.P. Our partner in Ansonia Apartments is Ansonia LLC, the members of which are Robert Rothenberg, Saul Spitz, Eileen Swenson, Richard and Rebecca Frary, and Joel Mael. Messrs. Rothenberg and Spitz and Ms. Swenson became executive officers of Tarragon, and Mr. Rothenberg was appointed to our Board of Directors, in September 2000. Mr. Frary was appointed as a member of our Board of Directors in April 2004. Mr. Frary is also a partner in Ansonia Liberty, L.L.C., and Tarragon Calistoga, L.L.C.

Tarragon’s investment in Ansonia Apartments was fully recovered in 2002 from distributions to the partners of cash proceeds from property sales, mortgage refinancings, supplemental mortgages, and operations. Distributions in excess of our share of Ansonia’s earnings since then have been included in equity in income of partnerships and joint ventures in the accompanying Consolidated Statements of Operations and total $6.3 million, $8.2 million, and $5.3 million, respectively, for the years ended December 31, 2004, 2003, and 2002.

Hoboken joint ventures. In November 2004, we entered into an agreement to purchase a portion of one of our partners’ interests in various joint venture projects in The Upper Grand neighborhood of Hoboken, New Jersey, for an aggregate purchase price of $15 million. Pursuant to this agreement, we paid $10 million in November 2004 and the balance in February 2005 in exchange for assignments of all of Ursa Development Group, Inc.’s interests in the Block 88 and Adams Street developments, 50% of its interests in the Block 99 development, and 25% of its interests in all other Hoboken joint ventures. In connection with this transaction, we acquired control of Adams Street Development and Block 88 Development and began consolidating them in November 2004. The purchase price was allocated among the interests acquired based on the relative fair values of their projects.

Merritt 8 Acquisitions, L.L.C. In September 2004, we purchased our partner’s interest in this entity, which owns Merritt 8 Office Building in Stratford, Connecticut, for $1.5 million. This entity is now wholly-owned by Tarragon and is consolidated for accounting purposes.

One Las Olas, Ltd. One Las Olas owns our Las Olas River House condominium development in Ft. Lauderdale, Florida. At and prior to December 31, 2003, we accounted for this partnership using the equity method. One Las Olas had total assets at December 31, 2003, of $167.7 million and had total revenue of $97.6 million for the year ended December 31, 2003. Our share of its net income for the year ended December 31, 2003, was $16.3 million, which was reported in equity in income of partnerships and joint ventures in the accompanying Consolidated Statement of Operations for the year ended December 31, 2003. In connection with adoption of the provisions of FIN 46R, we began consolidating this partnership on January 1, 2004.

In January 2005, we acquired our partners’ interests in One Las Olas, 100 East Las Olas/East Las Olas, and Metropolitan Sarasota for $13.7 million and 30,000 (45,000 as adjusted for the February 2005 three-for-two stock split) shares of Tarragon common stock.

Loan Guarantees for Unconsolidated Partnerships and Joint Ventures. We have guaranteed $11 million of mortgages on two unconsolidated properties; $3.5 million relates to a mortgage that matures in 2006 and has a six month extension option, and $7.5 million relates to a mortgage that matures in 2006 with an extension option for one year. We have also guaranteed construction loans totaling $81.5 million on two unconsolidated properties. These loans mature in 2005 and have a balance as of December 31, 2004, of $52.3 million. We have recorded liabilities totaling $392,000 in connection with three of these guarantees. Estimated fair values of other guarantees provided since January 1, 2003, are not significant.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES (Continued)

Below are unaudited summarized financial data for our unconsolidated partnerships and joint ventures as of and for the periods indicated.

December 31, 2004

	Thirteenth
	Street		All
	Development	Other (1)	Partnerships
Real estate	$—	$186,439	$186,439
Accumulated depreciation	—	(37,365)	(37,365)
Homebuilding inventory	4,254	140,534	144,788
Other assets, net	82,266	14,293	96,559
Notes and interest payable	(52,321)	(277,963)	(330,284)
Other liabilities	(13,465)	(5,877)	(19,342)

Partners’ capital	$20,734	$20,061	$40,795

Our proportionate share of partners’ capital	$12,492	$5,435	$17,927
Cash distributions in excess of investment	—	6,541	6,541
Liability established for debt guarantees	278	12	290
Advances	(22)	23,340	23,318

Investments in and advances to partnerships and joint ventures	$12,748	$35,328	$48,076

Year Ended December 31, 2004

Homebuilding sales	$77,471	$17,560	$95,031
Cost of homebuilding sales	(51,897)	(13,785)	(65,682)
Rental revenue	—	37,580	37,580
Property and other operating expenses	(3)	(19,015)	(19,018)
Interest expense	—	(13,026)	(13,026)
Depreciation expense	—	(6,672)	(6,672)

Income from continuing operations	25,571	2,642	28,213
Discontinued operations	—
Income from operations	—	190	190
Gain on sale of real estate	—	2,604	2,604

Net income	25,571	5,436	31,007
Elimination of interest and management fees paid to Tarragon	—	1,456	1,456

Net income before interest and management fees paid to Tarragon	$25,571	$6,892	$32,463

Equity in income of partnerships and joint ventures	$12,787	$4,088	$16,875

Cash distributions in excess of investment	$—	$5,816	$5,816

Write-down due to impairment	$—	$(1,162)	$(1,162)

(1)	Application of FIN 46R resulted in the consolidation of ten joint ventures in 2004.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES (Continued)

December 31, 2003

	Thirteenth
	Street		All
	Development	Other	Partnerships
Real estate	$—	$297,823	$297,823
Accumulated depreciation	—	(34,078)	(34,078)
Homebuilding inventory	8,943	107,250	116,193
Other assets, net	33	117,055	117,088
Notes and interest payable	—	(403,261)	(403,261)
Other liabilities	(539)	(58,911)	(59,450)

Partners’ capital	$8,437	$25,878	$34,315

Our proportionate share of partners’ capital	$8,372	$28,228	$36,600
Cash distributions in excess of investment	—	15,479	15,479
Liability established for debt guarantees	—	2,579	2,579
Advances	21	30,516	30,537
Elimination of intercompany interest	—	(3,431)	(3,431)

Investments in and advances to partnerships and joint ventures	$8,393	$73,371	$81,764

Year Ended December 31, 2003

Homebuilding sales			$97,583
Costs of homebuilding sales			(77,381)
Rental revenue			47,534
Property and other operating expenses			(25,705)
Interest expense			(17,576)
Depreciation expense			(9,368)

Income from continuing operations			15,087
Discontinued operations
Loss from operations			(218)

Net income			14,869
Elimination of interest and management fees paid to Tarragon			4,325

Net income before interest and management fees paid to Tarragon			$19,194

Equity in income of partnerships and joint ventures			$13,669

Cash distributions in excess of investment			$9,120

Write-down due to impairment			$(313)

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES (Continued)

All
Year Ended December 31, 2002	Partnerships
Rental revenue	$41,639
Property operating expenses	(20,742)
Interest expense	(14,462)
Depreciation expense	(8,073)
Gain on sale of real estate	27,240

Income from continuing operations	25,602
Discontinued operations
Income from operations (2)	412
Gain on sale of real estate	6,780

Net income	32,794
Elimination of management fees paid to Tarragon	1,403
Net income before management fees paid to Tarragon	$34,197

Equity in income of partnerships and joint ventures	$10,587

Cash distributions in excess of investment	$6,055

(2)	Includes revenue of $3,369.

NOTE 4. NOTES AND INTEREST PAYABLE

Notes and interest payable consisted of the following at December 31:

	2004		2003
	Estimated		Estimated
	Fair	Book	Fair	Book
	Value	Value	Value	Value
Mortgages on real estate	$488,300	$478,135	$409,709	$399,106
Loans on homebuilding inventory	217,674	217,674	57,556	57,546
Senior convertible notes	62,000	62,000	—	—
Other notes payable	8,400	8,400	12,405	12,405
Accrued interest	4,038	4,038	2,205	2,205

	$780,412	$770,247	$481,875	$471,262

Notes payable at December 31, 2004, bear interest at fixed rates from 4.53% to 10% per annum and variable rates currently ranging from 4.13% to 6.25% and mature from 2005 through 2027. The mortgage notes are generally nonrecourse, with the exception of construction loans, and are collateralized by deeds of trust on real estate with an aggregate net carrying value of $698 million.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. NOTES AND INTEREST PAYABLE (Continued)

On September 16, 2004, we completed the sale of $50 million principal amount of 8% Senior Convertible Notes Due 2009 (the “Notes”). The Notes are general, senior, unsecured obligations of Tarragon, bear interest at the rate of 8% per annum and are convertible into Tarragon Common Stock at an initial conversion rate of 81.6993 shares per $1,000 in principal amount of Notes (equal to a conversion price of $12.24 per share of Tarragon Common Stock on a post-split basis), subject to adjustment in certain instances. On November 19, 2004, as a “follow on” offering to the original sale, we sold an additional $12 million of the Notes.

Interest is payable semi-annually in March and September, and the principal balance of the Notes is payable at maturity of September 2009. Prior to September 16, 2007, the Notes are not redeemable. After that date until maturity, we have the right, but not the obligation, upon certain notice to redeem the Notes (in whole or in part) for cash at a redemption price of $1,000 original amount of Note, plus accrued and unpaid interest if the closing price of Tarragon’s Common Stock equals or exceeds 150% of the then applicable conversion price for 20 out of 30 consecutive trading days. The Notes may also be subject to a “put option” by the Holders if a fundamental change occurs, as that term is defined in the Note Indenture. The Notes were sold pursuant to and in reliance upon Rule 144A. The Notes and the Common Stock issuable upon conversion of the Notes are now covered by Registration Statement No. 333-1211258 declared effective by the Commission on January 24, 2005. Tarragon will not receive any proceeds from the sale by the named selling security holders of the Notes or the shares of Common Stock issuable upon conversion of the Notes pursuant to such Registration.

Other notes payable consist of an $8.4 million loan secured by interests in joint ventures and outstanding balances and under lines of credit. We have a bank line of credit secured by mortgages on five properties and Tarragon common stock pledged by affiliates of William S. Friedman, our Chief Executive Officer and Chairman of our Board of Directors. See NOTE 9. “RELATED PARTY TRANSACTIONS.” The line of credit matures in June 2005 and was increased from $16.8 million at December 31, 2003 to $20.2 million at December 31, 2004. At December 31, 2004, $19 million was available to us, and there was no outstanding balance under the line of credit. At December 31, 2003, advances of $1.7 million were included in other notes payable, and advances of $5.3 million were included with mortgages on real estate. We had $8.6 million available at December 31, 2003, under this line of credit. Other notes payable at December 31, 2003, also included a fully utilized $2 million bank line of credit that matured August 2004 and was secured by Tarragon common stock pledged by affiliates of Mr. Friedman. We also have an unused $20 million line of credit with affiliates of Mr. Friedman and an unused $10 million line of credit with a bank. The $10 million bank line of credit matures in July 2005. For the terms of the line of credit with affiliates of Mr. Friedman, see NOTE 9. “RELATED PARTY TRANSACTIONS.”

At December 31, 2004, scheduled principal payments on notes payable are due as follows:

2005	$211,207
2006	291,153
2007	20,936
2008	17,752
2009	98,109
Thereafter	127,052

$766,209

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. COMMON STOCK REPURCHASE PROGRAM

The Board of Directors has authorized a common stock repurchase program. In 2004, 2003, and 2002, Tarragon repurchased an aggregate of 754,519 shares of its common stock in open market and negotiated transactions at a cost of $10.9 million. Our cumulative cost of common stock repurchases is $42.9 million. As of December 31, 2004, Tarragon had authorization to repurchase an additional 709,991 common shares.

NOTE 6. 10% CUMULATIVE PREFERRED STOCK

The 10% Cumulative Preferred Stock pays a fixed dividend of $1.20 per year and has a liquidation value of $12 per share. Shares may be redeemed at Tarragon’s option at any time after June 30, 2003, at the liquidation value plus a premium of $0.50 per share which declines by $0.10 per share each year thereafter. No mandatory redemption or “sinking fund” is required.

NOTE 7. EARNINGS PER COMMON SHARE

Earnings per common share have been computed based on the weighted average number of shares of common stock outstanding. Following is a reconciliation of earnings per common share and earnings per common share – assuming dilution. The information has been restated to give effect to the three-for-two stock splits in February 2003 and February 2005 and the five-for-four stock split in January 2004.

	For the Year Ended December 31,
	2004	2003	2002
Net income allocable to common stockholders	$43,804	$30,409	$4,776
Add:
Interest expense on convertible notes, net of income tax	918	—	—

Net income allocable to common stockholders - assuming dilution	$44,722	$30,409	$4,776

Earnings per common share
Net income allocable to common stockholders	$1.99	$1.38	$.21

Net income allocable to common stockholders - assuming dilution .	$1.69	$1.20	$.21

Weighted average of common shares used in computing earnings per share	22,025,352	21,975,137	22,628,214
Convertible preferred interest of minority partner in consolidated joint venture	668,096	668,096	—
Convertible notes	1,313,008	—	—
Effect of stock appreciation rights	7,529	—	—
Effect of stock options	2,530,179	2,743,569	—

Weighted average of common shares used in computing earnings per share – assuming dilution.	26,544,164	25,386,802	22,628,214

The convertible preferred interest of minority partner in consolidated joint venture represents the preferred interest of Mr. Rohdie in a joint venture we consolidate (see NOTE 2. “MINORITY INTERESTS.”) His preferred interest became convertible in February 2001. For the year ended December 31, 2002, his interest was convertible into 668,096 shares (as adjusted for January 2005 three-for-two stock split). However, their

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7. EARNINGS PER COMMON SHARE (Continued)

effect is not reflected in weighted average shares of common stock outstanding – assuming dilution in 2002 because their effect is antidilutive due to a loss from continuing operations allocable to common stockholders.

On a weighted average basis, options to purchase 4,435,494 shares of common stock at a price of $4.07 and 5,446,865 shares at $3.83 per share in 2004 and 2003, respectively, were outstanding during those years. During 2004 and 2003, the exercise prices of all options were less than the market prices of the common stock.

On a weighted average basis, options to purchase 5,165,844 shares at $3.67 per share in 2002 were outstanding during 2002 but were not reflected in the computation of weighted average shares of common stock outstanding – assuming dilution because their effect was antidilutive.

NOTE 8. STOCK-BASED AWARDS

Tarragon has an Independent Director Stock Option Plan (the “Director Plan”), a Share Option and Incentive Plan, and an Omnibus Plan (collectively, the “Option Plans”). Under Tarragon’s Director Plan, Independent Directors receive annual awards of options to purchase up to 2,000 shares of Tarragon common stock on January 1 of each year. The options are immediately exercisable and expire on the earlier of the first anniversary of the date on which the director ceases to serve as a director or ten years from the date of grant.

Under Tarragon’s Share Option and Incentive Plan, incentive stock options have been awarded to officers and employees of Tarragon and its subsidiaries. These stock options vest between one and five years from the date of grant and expire ten years thereafter, unless the optionees’ relationship with Tarragon terminates earlier.

On June 14, 2004, our stockholders approved the adoption of an Omnibus Plan for employee options and stock-based awards. Under this Plan, we have a maximum of two million shares of common stock available for issuance, including an aggregate of one million shares of common stock that are available for issuance of awards other than stock options. The Plan authorizes the award of incentive stock options and non-qualified stock options to our employees, as well as restricted or unrestricted stock awards or stock units; dividend equivalent rights; other stock based awards, including stock appreciation rights payable in stock or cash; and performance based and annual incentive awards.

As of December 31, 2004, shares of common stock available for grant under the Director Plan were 125,022, the Share Option and Incentive Plan were 437,511, and the Omnibus Plan were 1.9 million.
The following table summarizes stock option activity:

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. STOCK-BASED AWARDS (Continued)

	For the Years Ended December 31,
	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Prices	Options	Prices	Options	Prices
Outstanding at January 1	5,533,841	$3.93	5,140,880	$3.68	4,949,640	$3.57
Granted	128,619	8.46	508,127	6.59	413,016	4.32
Exercised	(1,494,121)	3.93	(70,827)	3.26	(189,452)	2.17
Forfeited	(17,382)	7.58	(44,337)	4.83	(32,325)	3.26

Outstanding at December 31	4,150,957	$4.06	5,533,843	$3.93	5,140,879	$3.68

Exercisable at December 31	3,489,946	$3.73	4,791,070	$3.74	4,410,936	$3.67

Weighted average grant-date fair value of options granted:

To employees and directors		$2.96		$2.57		$1.70

In connection with acquisitions				$3.33

In 2004, we also granted stock appreciation rights from the Omnibus Plan on 105,300 shares at a weighted average price of $19.69 (shares and price adjusted for the February 2005 three-for-two stock split). These stock appreciation rights have ten-year terms, are limited in appreciation to $15 per share, and may be settled only in common stock of Tarragon. Of these stock appreciation rights, 7,800 with a weighted average exercise price of $19.45 were exercisable at December 31, 2004. The balance of the stock appreciation rights vest over three years from the date of grant. The weighted average grant-date fair value of stock appreciation rights granted in 2004 was $2.52.

The fair value of each option and stock appreciation right is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Years Ended December 31,
	2004	2003		2002
		Granted in
		Connection with
	Granted to	Acquisition of	Granted to	Granted to
	Employees	Homebuilding	Employees	Employees
	and Directors	Inventory	and Directors	and Directors
Dividend yield	—	—	—	—
Expected volatility	21%	22%	22%	22%
Risk-free interest rate	4.21%	3.78%	3.90%	5.25%
Expected lives (in years)	6.58	8	8	8
Forfeitures	1.8%	—	1.4%	3%

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. STOCK-BASED AWARDS (Continued)

The following table summarizes information about the options outstanding at December 31, 2004:

	Outstanding			Exercisable
		Weighted
Range of		Average			Weighted Average
Exercise		Contractual	Weighted Average		Exercise
Prices	Options	Life	Exercise Price	Options	Price
$1.36-3.23	1,670,048	5.47	$3.03	1,663,242	$3.03
3.36 - 3.53	662,317	4.42	3.48	630,791	3.49
4.24 - 4.70	1,240,903	4.90	4.40	1,017,225	4.43
5.42 - 8.34	460,313	7.39	6.55	163,688	6.99
8.79 - 9.77	117,375	9.15	9.22	15,000	8.79

$1.36-9.77	4,150,956	5.45	$4.08	3,489,946	$3.73

In January 2005, we granted options covering 12,000 shares under the Director Plan, all of which were immediately exercisable. We also granted 201,536 stock appreciation rights under the Omnibus Plan. Also, 52,264 of the options outstanding at December 31, 2004, were exercised in the first two months of 2005.

NOTE 9. RELATED PARTY TRANSACTIONS

With the approval of our Board of Directors, affiliates of William S. Friedman and his wife, Lucy N. Friedman have made a $20 million unsecured line of credit available to us. Advances under the line of credit bear interest at LIBOR plus 1% per annum or the lowest rate at which credit is offered to us by any third party. The line of credit matures in January 2006. We incurred interest on this line of credit of $12,000 in 2004, $2,000 in 2003, and $228,000 in 2002. At December 31, 2004, there was no outstanding balance under the line of credit.

As an accommodation to us, Mr. and Mrs. Friedman and their affiliates have pledged approximately 1.6 million shares of Tarragon common stock to secure a $20.2 million line of credit with a bank. In addition, Mr. Friedman pledged approximately 375,000 shares of Tarragon common stock to secure a $2.0 million line of credit extended to the company by another bank, which was repaid in full and expired by its terms in August 2004. We have agreed to indemnify Mr. and Mrs. Friedman and their affiliates from any loss, cost, or liability associated with these accommodation pledges or the lines of credit. As collateral for our indemnification obligations, we have agreed to pledge shares of our treasury stock to Mr. and Mrs. Friedman and their affiliates.

During 2002, Tarragon received payment in full on notes receivable of $1.6 million and $541,000, respectively, from Robert P. Rothenberg, our President and Chief Operating Officer and a member of the Board of Directors of Tarragon, and Saul Spitz, Executive Vice President of Acquisitions for Tarragon. These loans were made to Messrs. Rothenberg and Spitz in connection with their required contributions to Ansonia Apartments, L.P., in 2001. The notes were paid from the proportionate share of distributions to Messrs. Rothenberg and Spitz from Ansonia. Tarragon recognized interest income totaling $136,000 in 2002 from these two notes.

Prior to 2004, Tarragon provided property management services for rental properties owned by affiliates of Mr. Friedman. Tarragon received property management fees of $15,000 in 2003 and $28,000 in 2002 from these properties. In addition, in 2002, Tarragon received $97,000 for services in refinancing properties owned by affiliates of Mr. Friedman.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. RELATED PARTY TRANSACTIONS (Continued)

Tarragon provides asset and property management services for certain properties owned by partnerships and joint ventures accounted for by the equity method. Tarragon received management fees of $1.5 million in 2004, $1.7 million in 2003, and $1.4 million in 2002 from these properties and recognized as income $374,000, $414,000, and $346,000 for the portion of the fee allocable to our joint venture partners. The remaining portion of the fees was treated as a return of our investment.

In 2003 and 2002, Tarragon recognized as interest income $678,000 and $129,000, respectively, on advances to One Las Olas, Ltd., a partnership that we accounted for on the equity method until January 1, 2004. The income recognized was the portion of the interest allocable to our partners. The remainder of the interest was treated as a reduction of project costs of Las Olas River House. Since the January 1, 2004, consolidation of this partnership, none of the interest on advances is recognized as income in Tarragon’s Consolidated Statement of Operation for the year ended December 31, 2004.

Tarragon recognized income of $61,000 in 2004 and $291,000 in 2003 in connection with development and construction of one of our homebuilding projects in which outside partners hold an interest. The income represents the portion of a manager’s fee allocable to the outside partners’ interest.

NOTE 10. INCOME TAXES

In 2004, the provision for income taxes includes current federal taxes of $1.3 million, current state taxes of $600,000, deferred federal taxes of $11.6 million, and deferred state taxes of $1.5 million. No current or deferred income tax expense was recognized in 2003 or 2002 due to the application of net operating loss carryforwards. A reconciliation of computed income taxes to actual income taxes follows:

	Years Ended December 31,
	2004	2003	2002
Income (loss) from continuing operations before taxes	$40,227	$6,770	$(967)
Statutory Federal income tax rate	35%	34%	34%

Income taxes (benefit) at statutory rate	14,079	2,302	(329)
State income taxes, net of Federal benefit	1,429	293	(55)
Adjustment to correct deferred tax liabilities	2,112	—	—
Other	(398)	23	21
Change of valuation allowance	(9,822)	(2,618)	363

Income tax provision	$7,400	$—	$—

TARRAGON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10. INCOME TAXES (Continued)

The following table discloses the components of the deferred tax amounts at December 31, 2004 and 2003:

	December 31,
	2004	2003
Deferred tax assets — temporary differences:
Equity in earnings of partnerships and joint ventures	$2,309	$968
Bad debt allowance	7	57
Prepaid rent	29	22
Deferred revenue	237	161
Accrued benefits	420	248
Real estate	—	—
Other	214	—

Total deferred tax assets — temporary differences	3,216	1,456
Alternative minimum tax credit carryforward	1,594	—
Net operating loss carryforward	2,437	24,197

Total deferred tax assets	7,247	25,653

Deferred tax liabilities — temporary differences:
Distributions from partnerships and joint ventures in excess of basis	10,179	6,621
Investments in partnerships and joint ventures	6,973	—
Provision for losses	—	—
Real estate	2,815	9,210
Straight-line rent	—	—

Total deferred tax liabilities	19,967	15,831

Net deferred tax assets (liabilities)	(12,720)	9,822
Less valuation allowance	—	(9,822)

Net deferred tax	$(12,720)	$—

At December 31, 2004, Tarragon had Federal net operating loss carryforwards of approximately $6.2 million expiring between 2005 and 2021.

In 2004, Tarragon’s provision for income taxes is net of the reversal of a valuation allowance against net deferred tax assets of $9.8 million. The valuation allowance from December 31, 2003, was reversed during the second quarter of 2004 as it was determined that realization of Tarragon’s deferred tax asset was more likely than not.

NOTE 11. RENTALS UNDER OPERATING LEASES

Tarragon’s rental operations include the leasing of office buildings and shopping centers subject to leases with terms greater than one year. The leases thereon expire at various dates through 2020. The following is a schedule of future minimum rentals on non-cancelable operating leases as of December 31, 2004:

2005	$11,662
2006	8,830
2007	6,830
2008	5,236
2009	4,483
Thereafter	16,789

$53,830

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. COMMITMENTS AND CONTINGENCIES

Tarragon is not aware of any liability relating to federal, state, and local environmental laws, ordinances, and regulations that would have a material adverse effect on our business, financial position, or results of operations. In April 2003, in connection with the condominium conversion of Pine Crest Village at Victoria Park, a contractor for Tarragon may have inadvertently disturbed asbestos-containing materials. Such actions are currently under investigation by the Environmental Protection Agency and may result in civil and/or criminal proceedings under applicable law. The extent of any resulting liability is unknown at this time. We have incurred legal and other professional fees and costs of relocating residents in connection with this matter totaling $448,000 to date. Remediation has been completed at a total cost of $795,000.

In December 2004, Tarragon was notified by its general liability insurer that it was withdrawing coverage for Orlando Central Park Tarragon, LLC, one of our subsidiaries, in connection with a negligence action pending in state court in Florida for personal injuries and damages allegedly suffered by the plaintiff as a result of the use of an insecticide at the property. The extent of the property owner’s liability for the plaintiff’s claims is unknown at this time.

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

		Office Space
	Ground	and
	Lease	Equipment
2005	$260	$1,017
2006	262	750
2007	286	728
2008	286	735
2009	286	270
Thereafter	25,618	—

	$26,998	$3,500

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13. ASSETS HELD FOR SALE

Assets held for sale and liabilities related to assets held for sale in the accompanying Consolidated Balance Sheets include the following:

	December 31,
	2004	2003
Real estate (net of accumulated depreciation of $3,257)	$21,358	$—
Other assets, net	512	—

	$21,870	$—

Notes and interest payable	$20,529	$—
Other liabilities	135	—

	$20,664	$—

The December 31, 2004, amounts include balances related to an apartment community under contract for sale at December 31, 2004, and sold in January 2005. At December 31, 2003, we had no assets classified as held for sale.

In accordance with Statement of Financial Accounting Standards No. 144, operating results for properties for which we implemented plans of disposal after the adoption of this pronouncement have been reported in discontinued operations. Discontinued operations for the years ended December 31, 2004, 2003 and 2002, include the operations of fourteen properties sold since the beginning of 2002 and one property held for sale as of December 31, 2004, which were previously reported in the Investment Division. The results of these operations were as follows:

	Years Ended December 31,
	2004	2003	2002
Rental revenue	$9,985	$13,345	$17,762
Property operating expenses	(4,864)	(7,069)	(9,506)
Interest expense	(2,144)	(2,498)	(4,422)
Depreciation expense	(1,448)	(2,472)	(3,948)

Income (loss) from operations before income taxes	1,529	1,306	(114)
Income taxes	(598)	—	—

Income (loss) from operations	$931	$1,306	$(114)

Gain on sale of real estate before income taxes	17,988	23,118	6,540
Income taxes	(7,038)	—	—

Gain on sale of real estate	$10,950	$23,118	$6,540

In March 2005, our Board of Directors approved a plan to sell substantially all of our Investment Division properties. The properties subject to our plan of disposition will be classified as Assets Held for Sale as of March 31, 2005, and their results of operations will be presented in discontinued operations in 2005.

NOTE 14. SEGMENT REPORTING

Our business is divided into two principal segments — homebuilding and the operation of our investment portfolio. Our Homebuilding Division has become the main focus of our business in terms of financial and human capital. Our activities in the Homebuilding Division encompass condominium conversions of existing apartment communities, the development of town homes, carriage homes, and new, mid-rise or high-rise

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. SEGMENT REPORTING (Continued)

condominiums for sale to residents, the sale of single-family home sites to homebuilders, and development of new investment properties, primarily apartment communities, which, upon stabilization, become part of our investment portfolio. From the beginning of 2002 until the fourth quarter of 2003, we reported development of for-sale housing and development of new rental properties separately. We now view these activities as consistent with the objectives of the Homebuilding Division and report them together.

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

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. SEGMENT REPORTING (Continued)

Homebuilding. For-sale assets in this division include luxury mid-rise and high-rise condominiums and townhouses under development and existing apartment communities under conversion to condominiums. They also include single-family home sites for sale to homebuilders. Communities under development and/or being marketed for sale at December 31, 2004, include the following.

		Number of
		Remaining
		Homes or
Community	Location	Home Sites		Description
Consolidated communities
100 East Las Olas	Ft. Lauderdale, FL	90		Mid-rise luxury condominium development
1100 Adams	Hoboken, NJ	76		Mid-rise luxury condominium development
5600 Collins Avenue	Miami Beach, FL	6		Condominium conversion
Alexandria Place	Apopka, FL	13		Single-family home site development
Alexandria Pointe	Deland, FL	102		Single-family home site development
Alta Mar	Ft. Meyers, FL	131	(a)	Mid-rise luxury condominium development
Arlington Park	Tampa, FL	76		Townhome conversion
Belle Park	Nashville, TN	36		Single-family home site development
Block 88	Hoboken, NJ	220		Mid-rise luxury condominium development
Georgetown at Celebration	Celebration, FL	315		Condominium conversion
Las Olas River House	Ft. Lauderdale, FL	209	(a)	High-rise luxury condominium development
One Hudson Park	Edgewater, NJ	168		High-rise luxury condominium development
Pine Crest Village II	Ft. Lauderdale, FL	11		Condominium conversion
Southridge Pointe	Deland, FL	29		Single-family home site development
Tuscany on the Intracoastal	Boynton Beach, FL	61		Condominium conversion
Venetian Bay Village II and III	Kissimmee, FL	208		Townhome vacation community
The Villas at Seven Dwarfs Lane	Orlando, FL	256		Townhome vacation community
Warwick Grove	Warwick, NY	215		Traditional new development - flats, townhomes, and condominiums
Waterstreet at Celebration	Celebration, FL	37		Condominium conversion
Wekiva Crest	Apopka, FL	4		Single-family home site development
Woods of Lake Helen	Lake Helen, FL	93		Single-family home site development
Woods at Southridge	Deland, FL	17		Single-family home site development

		2,373

Unconsolidated communities
Block 99	Hoboken, NJ	217		Mid-rise luxury condominium development
Cypress Grove	Pompano Beach, FL	481		Townhome community
The Grande	Orlando, FL	261		Mid-rise condominium conversion
The Hamptons	Orlando, FL	743		Mixed use retail and condominium conversion
XII Hundred Grand	Hoboken, NJ	159	(a)	Mid-rise luxury condominium development
XIII Hundred Grand	Hoboken, NJ	118	(a)	Mid-rise luxury condominium development

		1,979

		4,352

(a)	We have recognized revenue for sales of 112 homes for Alta Mar, 205 homes for Las Olas River House (of which 78 units were closed during 2004), 135 homes for XII Hundred Grand and 117 homes for XIII Hundred Grand under the percentage of completion method as of December 31, 2004.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. SEGMENT REPORTING (Continued)

Also included in the Homebuilding Division are rental communities under development or in initial lease-up, existing rental communities under renovation or reposition, and land held for development or sale. Apartments under development or in lease-up or under reposition include 658 consolidated units and 90 units owned through consolidated partnerships and joint ventures.

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

Investment. This division includes properties with stabilized operations. We consider a property stabilized when development or renovation is substantially complete and recurring operating income exceeds operating expenses and debt service. Prior to 2003, we defined stabilized properties as completed properties with stabilized market rate occupancy at market rents for comparable product in the property’s market and which are subject to neither renovation nor repositioning. The Investment Division has 9,563 consolidated stabilized apartments and 3,868 stabilized apartments owned through unconsolidated partnerships and joint ventures. It also has consolidated commercial properties with 1.3 million square feet and commercial properties owned through unconsolidated partnerships and joint ventures with 62,229 square feet.

We use net operating income to measure the performance of our Investment Division. Net operating income is defined as rental revenue less property operating expenses (excluding depreciation). We believe net operating income is an important supplemental measure of operating performance of our investment properties because it provides a measure of the core operations of the properties. Additionally, we believe that net operating income, as defined, is a widely accepted measure of comparative operating performance in the real estate investment community. We believe that net income is the most directly comparable GAAP measure to net operating income. The operating statements for the Investment Division present reconciliations of Investment Division net operating income to Investment Division net income.

We allocate our general and administrative expenses between the segments based on the functions of the corporate departments. We allocate other corporate items, including interest income, management fee and other revenue, minority interests in income of consolidated partnerships and joint ventures, litigation settlement, and insurance and other claims that are not directly associated with one of our divisions in the same proportions as general and administrative expenses are allocated. Income taxes are not allocated between the divisions.

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

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. SEGMENT REPORTING (Continued)

	HOMEBUILDING DIVISION
	Operating Statements
	For the Years Ended December 31,
	2004		2003		2002

Homebuilding sales	$315,496	100%	$153,862	100%	$26,179	100%
Intercompany sales	—	—	144,709	100%	303,959	100%

	315,496	100%	298,571	100%	330,138	100%

Costs of homebuilding sales	(240,961)	(76%)	(123,813)	(80%)	(28,859)	(110%)
Costs of intercompany sales	—	—	(122,496)	(85%)	(249,546)	(82%)

	(240,961)	(76%)	(246,309)	(82%)	(278,405)	(84%)

Gross profit (loss) on homebuilding sales	74,535	24%	30,049	20%	(2,680)	(10%)
Gross profit from intercompany sales	—	—	22,213	15%	54,413	18%

	74,535	24%	52,262	18%	51,733	16%

Minority interests in homebuilding sales of consolidated partnerships and joint ventures	(2,822)	(1%)	(409)	—	—	—
Outside partners’ interests in homebuilding sales of unconsolidated partnerships and joint ventures	(14,663)	(5%)	(3,887)	(1%)	—	—
Outside partners’ interests in intercompany sales of unconsolidated partnerships and joint ventures	—	—	(3,988)	(1%)	(2,754)	(1%)
Additional costs attributable to profits recognized by the investment division on intercompany sales	(6,701)	(2%)	(5,640)	(2%)	—	—

	50,349	16%	38,338	13%	48,979	15%

Other income and expenses:
Net loss from property operations	(942)	—	(6,069)	(2%)	(3,719)	(1%)
General and administrative expenses	(14,341)	(5%)	(11,500)	(4%)	(6,659)	(2%)
Other corporate items	1,289	—	1,896	1%	656	—
Gain on sale of real estate, net of minority interest	350	—	—	—	—	—
Prepayment penalty on early retirement of debt in connection with condominium conversion	—	—	(3,117)	(1%)	—	—
Gain on disposition of joint venture interest	1,698	1%	—	—	—	—
Impairment charge	(733)	—	—	—	—	—
Write-off of investment in joint venture	—	—	(313)	—	—	—

Income before taxes	$37,670	12%	$19,235	6%	$39,257	12%

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. SEGMENT REPORTING (Continued)

	HOMEBUILDING DIVISION
	Balance Sheets
	December 31,
	2004	2003
Assets
Homebuilding inventory	$287,873	$104,454
Real estate held for investment	42,446	32,166
Contracts receivable	99,744	—
Investments in partnerships and joint ventures	46,478	77,242
Cash	20,136	19,365
Restricted cash	23,757	1,042
Other assets	29,600	5,746

	$550,034	$240,015

Liabilities and Equity
Notes and interest payable	$237,358	$65,912
Other liabilities	55,997	11,969

	293,355	77,881

Minority interest	11,259	1,824
Equity	245,420	160,310

	$550,034	$240,015

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. SEGMENT REPORTING (Continued)

	INVESTMENT DIVISION
	Operating Statements
	For the Years Ended December 31,
	2004	2003	2002
Rental revenue	$135,605	$124,174	$122,487
Property operating expenses	(70,106)	(65,185)	(61,833)

Net operating income	65,499	58,989	60,654
Net gain on sale of real estate	17,988	23,789	20,658
Gain on sale of real estate of unconsolidated partnerships and joint ventures	2,604	—	17,762
Distributions from unconsolidated partnerships and joint ventures in excess of investment	5,805	9,120	6,055
Minority interests in income of consolidated partnerships and joint ventures	(847)	(1,770)	(1,028)
Elimination of management and other fees paid to Tarragon by unconsolidated partnerships and joint ventures	1,456	1,525	1,333
Outside partners’ interests in (income) losses of unconsolidated partnerships and joint ventures	(576)	614	(8,380)
General and administrative expenses	(6,425)	(5,426)	(5,877)
Other corporate items	394	693	591
Write-down for impairment of investment in joint venture	(1,162)	—	—
Impairment charge	(400)	—	—
Interest expense	(40,869)	(36,422)	(36,049)
Depreciation expense	(31,074)	(29,884)	(28,266)

Income before taxes	$12,393	$21,228	$27,453

	INVESTMENT DIVISION
	Balance Sheets
	December 31,
	2004	2003
Assets
Real estate held for investment	$487,580	$395,507
Assets held for sale	21,870	—
Investments in partnerships and joint ventures	37,298	50,677
Cash	1,930	2,261
Restricted cash	6,453	5,531
Other assets	17,469	13,088

	$572,600	$467,064

Liabilities and Equity
Notes and interest payable	$532,889	$405,350
Other liabilities	13,693	14,917
Liabilities related to assets held for sale	20,664	—

	567,246	420,267

Minority interest	14,489	20,517
Equity (deficit)	(9,135)	26,280

	$572,600	$467,064

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. SEGMENT REPORTING (Continued)

	For the Years Ended December 31,
	2004		2003		2002
Investment division net operating income:
Rental revenue
Same store stabilized apartment communities	$84,548	100%	$82,879	100%	$81,250	100%
Apartment communities stabilized during period	25,526	100%	14,780	100%	5,162	100%
Apartment communities acquired during period	1,017	100%	—	—	—	—
Apartment communities targeted for reposition in 2003	2,869	100%	2,550	100%	4,028	100%
Apartment communities sold during period	5,885	100%	9,631	100%	20,426	100%
Commercial properties	15,760	100%	14,334	100%	11,621	100%

	135,605	100%	124,174	100%	122,487	100%

Property operating expenses
Same store stabilized apartment communities	(43,134)	(51%)	(43,253)	(52%)	(39,829)	(49%)
Apartment communities stabilized during period	(12,143)	(48%)	(7,002)	(47%)	(2,388)	(46%)
Apartment communities acquired during period	(674)	(66%)	—	—	—	—
Apartment communities targeted for reposition in 2003	(2,826)	(99%)	(2,536)	(99%)	(2,972)	(74%)
Apartment communities sold during period	(3,327)	(57%)	(5,657)	(59%)	(11,386)	(56%)
Commercial properties	(8,002)	(51%)	(6,737)	(47%)	(5,258)	(45%)

	(70,106)	(52%)	(65,185)	(52%)	(61,833)	(50%)

Net operating income
Same store stabilized apartment communities	41,414	49%	39,626	48%	41,421	51%
Apartment communities stabilized during period	13,383	52%	7,778	53%	2,774	54%
Apartment communities acquired during period	343	34%	—	—	—	—
Apartment communities targeted for reposition in 2003	43	1%	14	1%	1,056	26%
Apartment communities sold during period	2,558	43%	3,974	41%	9,040	44%
Commercial properties	7,758	49%	7,597	53%	6,363	55%

	$65,499	48%	$58,989	48%	$60,654	50%

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. SEGMENT REPORTING (Continued)

	For the Years Ended December 31,
	2004	2003	2002
Reconciliation of divisional revenues to consolidated revenue:
Homebuilding division total revenue	$315,496	$298,571	$330,138
Less homebuilding revenue from intercompany sales	—	(144,709)	(303,959)
Less homebuilding sales revenue of unconsolidated partnerships and joint ventures	(95,031)	(97,583)	—
Add management fee and other revenue included in other corporate items	633	724	305
Add rental revenues from homebuilding properties presented in net loss from property operations	1,625	11,149	13,042
Less rental revenues of unconsolidated partnerships and joint ventures	(6)	(4,626)	(2,308)

Homebuilding division contribution to consolidated revenue	222,717	63,526	37,218

Investment division rental revenue	135,605	124,174	122,487
Less investment division rental revenue presented in discontinued operations	(9,985)	(13,345)	(17,762)
Less rental revenue of unconsolidated partnerships and joint ventures presented in discontinued operations	—	—	(3,369)
Add management fee and other revenue included in other corporate items	193	198	275
Less rental revenues of unconsolidated partnerships and joint ventures	(37,574)	(42,908)	(39,331)

Investment division contribution to consolidated revenue	88,239	68,119	62,300

Consolidated total revenue	$310,956	$131,645	$99,518

Reconciliation of divisional net income to consolidated net income:
Homebuilding division income before taxes	$37,670	$19,235	$39,257
Less homebuilding division profit from intercompany sales	—	(18,225)	(51,659)
Add additional costs attributable to profits recognized by investment division on intercompany sales	6,701	5,640	—
Add depreciation on higher basis resulting from intercompany sales	30	104	47

Homebuilding division contribution to consolidated income before taxes	44,401	6,754	(12,355)

Investment division income before taxes	12,393	21,228	27,453
Less investment division gain on intercompany sales	—	(5,290)	(12,860)
Add reduction to investment division gain on sale of real estate for profit previously recognized by homebuilding division	—	5,844	954
Add depreciation on higher basis resulting from intercompany sales	2,949	2,658	2,267

Investment division contribution to consolidated income before taxes	15,342	24,440	17,814

Income tax expense	(15,035)	—	—

Consolidated net income	$44,708	$31,194	$5,459

	December 31,
	2004	2003
Reconciliation of divisional total assets to consolidated total assets:
Homebuilding division total assets	$550,034	$240,015
Investment division total assets	572,600	467,064

	1,122,634	707,079
Less higher basis resulting from intercompany sales	(77,034)	(85,953)
Add goodwill	2,691	2,691

Consolidated total assets	$1,048,291	$623,817

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. QUARTERLY RESULTS OF OPERATIONS

The following is a tabulation of the quarterly results of operations for the years ended December 31, 2004 and 2003 (unaudited). The quarterly results of operations have been restated to present the operating results of 12 properties sold in 2004 and 2003 and one property held for sale at December 31, 2004, in discontinued operations in accordance with SFAS No. 144.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2004
Revenue	$58,192	$64,265	$79,129	$109,370
Expenses	(51,059)	(54,123)	(66,468)	(93,973)
Other income and expenses:
Equity in income (loss) of partnerships and joint ventures	787	5,023	(97)	15,817
Minority interests in income of consolidated partnerships and joint ventures	(1,603)	(1,886)	(397)	68
Interest income	326	87	165	150
Interest expense	(5,663)	(5,840)	(6,299)	(7,947)
Gain on sale of real estate	378	—	—	—
Gain on disposition of other assets	377	1,698	—	—
Litigation settlement	—	—	—	(250)

Income from continuing operations before income tax	1,735	9,224	6,033	23,235
Income tax (expense) benefit	—	5,032	(2,632)	(9,800)

Income from continuing operations	1,735	14,256	3,401	13,435
Discontinued operations, net of income tax
Income (loss) from operations	210	253	493	(25)
Gain on sale of real estate	—	2,666	—	8,284

Net income	1,945	17,175	3,894	21,694
Dividends on cumulative preferred stock	(226)	(226)	(226)	(226)

Net income allocable to common stockholders	$1,719	$16,949	$3,668	$21,468

Earnings per common share
Income from continuing operations allocable to common stockholders	$.07	$.62	$.14	$.63
Discontinued operations	.01	.12	.02	.39

Net income allocable to common stockholders	$.08	$.74	$.16	$1.02

Earnings per common share – assuming dilution
Income from continuing operations allocable to common stockholders	$.06	$.54	$.12	$.49
Discontinued operations	.01	.11	.02	.29

Net income allocable to common stockholders	$.07	$.65	$.14	$.78

In the fourth quarter of 2004, we made an adjustment to correct deferred tax liabilities, which increased income tax expense by approximately $2.1 million.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. QUARTERLY RESULTS OF OPERATIONS (Continued)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2003
Revenue	$22,128	$29,191	$39,674	$40,652
Expenses	(23,002)	(27,917)	(34,823)	(38,050)
Other income and expenses:
Equity in income (loss) of partnerships and joint ventures	(130)	(763)	7,169	16,200
Minority interests in income of consolidated partnerships and joint ventures	(486)	(632)	(1,166)	(306)
Interest income	129	123	412	941
Interest expense	(8,119)	(5,335)	(5,101)	(5,302)
Gain on sale of real estate	1,223	—	—	—
Insurance and other claims	—	—	—	60

Income (loss) from continuing operations	(8,257)	(5,333)	6,165	14,195
Discontinued operations
Income (loss) from operations	268	334	299	405
Gain on sale of real estate	9,223	—	7,367	6,528

Net income (loss)	1,234	(4,999)	13,831	21,128
Dividends on cumulative preferred stock	(166)	(167)	(226)	(226)

Net income (loss) allocable to common stockholders	$1,068	$(5,166)	$13,605	$20,902

Earnings per common share
Income (loss) from continuing operations allocable to common stockholders	$(.38)	$(.25)	$.27	$.64
Discontinued operations	.43	.02	.35	.32

Net income (loss) allocable to common stockholders	$.05	$(.23)	$.62	$.96

Earnings per common share – assuming dilution
Income (loss) from continuing operations allocable to common stockholders	$(.38)	$(.25)	$.23	$.55
Discontinued operations	.43	.02	.30	.27

Net income (loss) allocable to common stockholders	$.05	$(.23)	$.53	$.82

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Tarragon Corporation

In connection with our audits of the consolidated financial statements of Tarragon Corporation and Subsidiaries referred to in our report dated March 15, 2005, which is included in Part IV of this Form 10-K, we have also audited Schedules II and III for each of the three years in the period ended December 31, 2004. In our opinion, these schedules present fairly, in all material respects in relation to the financial statements taken as a whole, the information required to be set forth therein.

/s/ GRANT THORNTON LLP

Dallas, Texas
March 15, 2005

SCHEDULE II

TARRAGON CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2004
(Dollars in Thousands)

		Charged
		(credited)
	Beginning Balance	to earnings	Deductions		Ending Balance

Allowance for deferred tax asset
December 31, 2002	$9,154	$921	—		10,075
December 31, 2003	10,075	(253)	—		9,822
December 31, 2004	9,822	—	(9,822	)(A)	—

(A) Utilization of carryforwards

SCHEDULE III

TARRAGON CORPORATION
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2004
(Dollars in Thousands)

												Life on Which
					Costs (A)							Depreciation
					Capitalized	Gross Carrying Amounts						in Latest
			Initial Cost to Company		Subsequent	at End of Year						Statement of
				Buildings and	To Acquisition		Buildings and		Accumulated	Date of	Date	Operations
Description		Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Construction	Acquired	Is Computed
Properties Held for Investment

Apartments

200 Fountain New Haven, CT		$11,810	$3,081	$12,323	$741	$3,082	$13,063	$16,145	$210	1965	May-04	3 - 40 years
1118 Adams Hoboken, NJ	(B)	—	3,828	1,022	141	3,828	1,163	4,991	—	—	Nov-04	—
Acadian Place Baton Rouge, LA		2,999	897	2,608	2,600	897	5,208	6,105	3,028	1974	Mar-84	3 - 40 years
Aventerra Dallas, TX		7,871	876	3,506	3,751	876	7,257	8,133	1,815	1974	Nov-98	3 - 40 years
Bayfront Houston, TX		3,923	457	2,052	2,892	457	4,944	5,401	2,979	1971	Feb-87	3 - 40 years
The Brooks Addison, TX		2,974	558	2,230	296	548	2,536	3,084	620	1969	Nov-98	3 - 40 years
Carlyle Towers Southfield, MI		6,759	559	5,939	2,943	559	8,882	9,441	4,561	1970	Nov-88	3 - 40 years
Cason Estates Murfreesboro, TN	(C)	3,136	2,155	1	7,732	2,145	7,743	9,888	—	—	Oct-03	—
Courtyard at the Park Miami, FL		4,413	768	3,086	2,125	768	5,211	5,979	1,985	1972	Jul-97	3 - 40 years
Creekwood North Altamonte Springs, FL		5,939	532	2,127	2,443	532	4,570	5,102	2,112	1973	Nov-92	3 - 40 years
Desert Winds Jacksonville, FL	(D)	7,865	354	1,399	1,328	354	2,727	3,081	1,191	1972	June-98	3 - 40 years
Forest Park Rocky Hill, CT		9,864	1,670	6,680	1,181	1,719	7,812	9,531	810	1967	Oct-01	3 - 40 years
Fountainhead Kissimmee, FL		6,978	1,572	6,291	1,013	1,572	7,304	8,876	1,954	1988	Jun-97	3 - 40 years
French Villa Tulsa, OK		2,974	447	1,786	864	447	2,650	3,097	596	1971	Nov-98	3 - 40 years
Harbour Green Panama City, FL		12,629	718	10,460	547	718	11,007	11,725	2,298	1997	Feb-00	3 - 40 years
Heather Hill Temple Hills, MD		27,762	643	14,562	9,436	766	23,875	24,641	13,275	1966	May-86	3 - 40 years
Martin’s Landing Lakeland, FL		6,956	1,038	4,201	2,696	1,041	6,894	7,935	2,626	1973	Nov-94	3 - 40 years
Mayfaire at Windsor Parke Jacksonville, FL		17,942	3,086	18,843	979	3,086	19,822	22,908	4,122	1997	Feb-00	3 - 40 years
Meadowbrook Baton Rouge, LA		4,024	306	1,230	778	306	2,008	2,314	827	1968	Oct-95	3 - 40 years
Mission Trace Tallahassee, FL		3,750	563	2,252	330	563	2,582	3,145	575	1989	May-96	3 - 40 years

SCHEDULE III

TARRAGON CORPORATION
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2004
(Dollars in Thousands)

												Life on Which
					Costs (A)							Depreciation
			Initial Cost to		Capitalized	Gross Carrying Amounts						in Latest
			Company		Subsequent	at End of Year						Statement of
				Buildings and	To Acquisition		Buildings and		Accumulated	Date of	Date	Operations
Description		Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Construction	Acquired	Is Computed
Properties Held for Investment

Apartments (Continued)

Morningside Jacksonville, FL		$2,270	$426	$1,678	$990	$426	$2,668	$3,094	$943	1973	Feb-97	3 - 40 years
Mustang Creek Arlington, TX		5,670	718	2,872	2,493	720	5,363	6,083	2,524	1974	May-95	3 - 40 years
Newbury Village Meriden, CT	(C)	—	4,371	171	3,253	4,371	3,424	7,795	—	—	Apr-04	—
Palm Court Miami, FL		5,244	598	2,393	1,612	598	4,005	4,603	2,149	1971	Oct-89	3 - 40 years
Park Dale Gardens Dallas, TX		5,359	354	1,416	1,937	531	3,176	3,707	1,961	1975	Dec-91	3 - 40 years
The Regents Jacksonville, FL		8,020	303	1,212	5,928	304	7,139	7,443	2,215	1972	Sep-95	3 - 40 years
River City Landing Jacksonville, FL		10,307	1,237	5,602	8,914	1,237	14,516	15,753	4,338	1965	Jun-96	3 - 40 years
Silver Creek Jacksonville, FL	(D)	—	301	1,206	1,179	322	2,364	2,686	892	1972	Jun-98	3 - 40 years
Somerset Park Memphis, TN		—	2,075	6,225	5,929	2,075	12,154	14,229	6,068	1974	May-93	3 - 40 years
Southern Elms Tulsa, OK		1,620	304	1,216	288	304	1,504	1,808	457	1968	Nov-98	3 - 40 years
Summit on the Lake Fort Worth, TX		4,301	895	3,582	1,176	907	4,746	5,653	1,800	1986	Mar-94	3 - 40 years
Villa Tuscany Orlando, FL		22,500	2,740	20,394	75	2,740	20,469	23,209	1,557	2001	Jan-04	3 - 40 years
Vintage at Abacoa Jupiter, FL		39,133	7,887	35,226	78	7,887	35,304	43,191	2,402	2003	Jan-04	3 - 40 years
Vintage at Fenwick Plantation Charleston, SC		14,425	2,020	15,381	438	2,021	15,818	17,839	1,197	2002	Jan-04	3 - 40 years
Vintage at Lake Lotta Ocoee, FL		13,442	2,013	701	16,255	2,280	16,689	18,969	1,789	2001	Feb-00	3 - 40 years
Vintage at Legacy Frisco, TX		21,431	4,545	—	24,563	2,685	26,423	29,108	4,102	1999	May-98	3 - 40 years
Vintage at Madison Crossing Huntsville, AL		9,796	522	245	10,753	622	10,898	11,520	1,051	2002	Feb-00	3 - 40 years
Vintage at Plantation Bay Jacksonville, FL		14,872	2,231	64	13,136	2,231	13,200	15,431	1,701	2001	Jun-00	3 - 40 years
Vintage at Tampa Palms Tampa, FL		20,872	4,180	17	18,748	4,180	18,765	22,945	2,390	2001	Aug-00	3 - 40 years

SCHEDULE III

TARRAGON CORPORATION
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2004
(Dollars in Thousands)

												Life on Which
					Costs (A)							Depreciation
					Capitalized	Gross Carrying Amounts						in Latest
			Initial Cost to Company		Subsequent	at End of Year						Statement of
				Buildings and	To Acquisition		Buildings and		Accumulated	Date of	Date	Operations
Description		Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Construction	Acquired	Is Computed
Properties Held for Investment

Apartments (Continued)

Vintage at the Parke Murphreesboro, TN		$14,545	$1,051	$14,843	$75	$1,051	$14,918	$15,969	$1,396	2001	Jan-04	3 - 40 years
Vintage Cottage Orlando, FL		20,349	2,806	249	17,474	2,806	17,723	20,529	950	2003	Apr-02	3 - 40 years
Vintage on the Green Orlando, FL		25,817	3,933	10,469	17,542	4,283	27,661	31,944	4,037	2000	Feb-00	3 - 40 years
Vistas at Lake Worth Fort Worth, TX		9,043	752	92	16,449	752	16,541	17,293	3,622	1998	Dec-94	3 - 40 years
Woodcreek Garden Lancaster, CA		20,479	3,989	19,815	811	4,642	19,973	24,615	3,257	1988	Apr-02	3 - 40 years
Woodcreek Jacksonville, FL		8,249	472	4,977	3,202	451	8,200	8,651	4,827	1975	Nov-86	3 - 40 years

Office Buildings

1505 Highway 6 Houston, TX		—	720	2,877	979	720	3,856	4,576	985	1983	Oct-98	3 - 40 years
Emerson Center Atlanta, GA	(D)	6,416	131	8,781	525	1,048	8,389	9,437	6,111	1974	Jul-86	3 - 40 years
Merritt 8 Stratford, CT		19,242	4,167	19,020	18	4,167	19,038	23,205	2,728	1989	Sep-04	3 - 40 years
NW O’Hare Des Plaines, IL		2,930	1,990	7,965	(4,688)	566	4,701	5,267	3,101	1972	Apr-86	3 - 40 years
Orlando Central Park Orlando, FL		5,035	1,888	7,605	952	1,888	8,557	10,445	1,650	1966	May-99	3 - 40 years
Park 20 West Tallahassee, FL		1,506	688	2,754	372	688	3,126	3,814	696	1972	Nov-98	3 - 40 years

Shopping Centers

Emerson Center Atlanta, GA	(D)	875	—	363	62	—	425	425	139	1974	Jul-86	3 - 40 years
Jackson Square Jackson, MS		—	1,113	4,451	(1,465)	1,113	2,986	4,099	2,978	1970	Jan-96	3 - 40 years
Lakeview Mall Manitowoc, WI		—	513	2,050	225	341	2,447	2,788	1,788	1968	Apr-87	3 - 40 years

SCHEDULE III

TARRAGON CORPORATION
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2004
(Dollars in Thousands)

												Life on Which
					Costs (A)							Depreciation
					Capitalized	Gross Carrying Amounts						in Latest
			Initial Cost to Company		Subsequent	at End of Year						Statement of
				Buildings and	To Acquisition		Buildings and		Accumulated	Date of	Date	Operations
Description		Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Construction	Acquired	Is Computed
Properties Held for Investment

Shopping Centers (Continued)

Mariner Plaza Panama City, FL		$1,606	295	$1,180	$1,053	$295	$2,233	$2,528	$671	1968	Aug-97	3 - 40 years
Midway Mills Crossing Carrollton, TX		—	588	2,365	1,953	1,227	3,679	4,906	1,984	1986	Oct-91	3 - 40 years
Northside Center Gainesville, FL		—	1,591	3,712	1,131	1,611	4,823	6,434	1,603	1977	Dec-91	3 - 40 years
Paramus Container Store Paramus, NJ		7,968	—	2,854	4,895	—	7,749	7,749	526	2002	Aug-01	3 - 40 years
Stewart Square Las Vegas, NV		3,262	294	1,460	876	294	2,336	2,630	1,277	1971	Oct-87	3 - 40 years
Times Square Lubbock, TX		—	125	499	103	125	602	727	308	1985	Jul-89	3 – 40 years
University Center Waco, TX		—	578	2,430	1,319	525	3,802	4,327	1,879	1959	Jul-91	3 - 40 years

Land

820 Land Fort Worth, TX	(E)	—	263	—	16	279	—	279	—	—	Oct-99	—
820 Land Fort Worth, TX	(E)	1,463	2,205	—	(343)	1,862	—	1,862	—	—	Oct-99	—
Charlotte, NC		—	571	1,333	(1,878)	26	—	26	—	—	Dec-91	—
Kansas City, MO		—	802	1,871	(2,365)	308	—	308	—	—	Dec-91	—
Vistas Observatory Fort Worth, TX	(F)	—	707	—	78	785	—	785	—	—	Apr-98	—

		$498,615	$94,060	$326,214	$221,932	$92,558	$549,648	$642,206	$131,633

(A)	Includes property improvements, impairment charges, and amounts written off in connection with sales of portions of certain properties.

(B)	Construction of this property began in November 2004.

(C)	These properties are under construction and are expected to be completed in 2005.

(D)	Mortgage is collateralized by both Desert Winds and Silver Creek.

(E)	The loan is collateralized by both portions of this property. This property was sold, and the loan repaid, in February 2005.

(F)	This property was pledged as additional collateral for the $1.5 million loan on the 820 land in Ft. Worth, TX.

SCHEDULE III
(Continued)

TARRAGON CORPORATION
REAL ESTATE AND ACCUMULATED DEPRECIATION

	2004	2003	2002
	(dollars in thousands)
Reconciliation of real estate

Balance at January 1,	$505,912	$539,001	$489,967

Additions
Acquisitions or joint venture consolidations	147,531	2,156	44,276
Capital improvements	9,728	12,252	16,433
Development costs	11,120	9,910	27,734
Deductions
Sales or joint venture deconsolidations	(30,952)	(57,407)	(15,022)
Transfers to homebuilding inventory	—	—	(24,387)
Impairment charges	(1,133)	—	—

Balance at December 31,	$642,206	$505,912	$539,001

Reconciliation of accumulated depreciation

Balance at January 1,	$110,817	$103,474	$87,234

Additions
Depreciation	21,698	20,773	20,167
Acquisitions or joint venture consolidations	6,163	—	2,733
Deductions
Sales or joint venture deconsolidations	(7,045)	(13,430)	(2,559)
Transfers to homebuilding inventory	—	—	(4,101)

Balance at December 31,	$131,633	$110,817	$103,474

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTINGAND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004, and has concluded they were ineffective as of December 31, 2004. This conclusion was based on the identification of a control deficiency in our internal control over financial reporting that constitutes a material weakness as discussed below in management’s report on internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In connection with our evaluation and testing activities outlined above, management identified a control deficiency in its internal controls over financial reporting as of December 31, 2004, which constitutes a “material weakness” within the meaning of the Public Company Accounting Oversight Board Auditing Standard No. 2. The material weakness relates to the company’s accounting for income taxes. The year-end closing processes resulted in untimely identification of adjustments to the deferred tax liabilities. As a result, an error was discovered that affected the second quarter 2004 provision for income taxes. Management undertook exhaustive efforts to obtain relevant tax and accounting records to support the deferred tax assets and liabilities as of December 31, 2004, and believes that the financial statements are properly stated in accordance with generally accepted accounting principles. Management intends to evaluate the need for additional resources dedicated to accounting for income taxes.

Based on the material weakness described above, management has concluded that internal control over financial reporting was ineffective at December 31, 2004.

Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Tarragon Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Tarragon Corporation (Company) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weakness identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Tarragon’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment:

The year-end closing processes resulted in untimely identification of adjustments to the deferred tax liabilities. As a result, an error was discovered that affected the second quarter 2004 provision for income taxes.

The aforementioned material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 15, 2005, which expressed an unqualified opinion on those financial statements.

In our opinion, management’s assessment that Tarragon did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Tarragon has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ GRANT THORNTON LLP

Dallas, Texas
March 15, 2005

PART III

The information required by Part III has been omitted from this report. We will file a definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report. Certain information to be included in the proxy statement is incorporated by reference into this report. Only those sections of the proxy statement which specifically address Items 10 through 14 below are incorporated by reference. Such incorporation does not include the performance graph included in the proxy statement.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We have adopted a code of conduct that applies to all Directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. You can find our code of conduct on our website by going to our website address at http://www.tarragoncorp.com and clicking on the link for “Investor Relations,” followed by “Governance Documents” to the link entitled “Code of Business Conduct and Ethics.” We will post any amendments to the code of conduct, as well as any waivers that are required to be disclosed by the rules of the SEC or the NASDAQ Stock Market on our website.

Our Board of Directors has adopted charters for Audit, Executive Compensation and Corporate Governance and Nominating Committees of the Board of Directors. You can find these documents on our website by going to our website address at http://www.tarragoncorp.com and clicking on the link for “Investor Relations,” followed by “Governance Documents,” and clicking on the appropriate link.

You can also obtain a printed copy of the materials referred to above by contacting us at the following address:

Tarragon Corporation
Attn: Investor Relations
1775 Broadway, 23rd Floor
New York, New York 10019
Telephone: 212-949-5000

The Audit Committee of our Board of Directors is an “audit committee” for purposes of Section 3(a)(58) of the Securities Exchange Act of 1934. The members of that Committee are Lawrence G. Schafran (Chairman), Raymond V.J. Schrag and Willie K. Davis.

Apart from certain information concerning our executive officers which is set forth in Part I of this Report, the other information required by this Item is incorporated by reference to the applicable information in our Proxy Statement to be filed with the SEC in connection with our Annual Meeting of Stockholders to be held in June 2005.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our proxy statement to be filed with the SEC in connection with our annual meeting of stockholders to be held in June 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to our proxy statement to be filed with the SEC in connection with our annual meeting of stockholders to be held in June 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to our proxy statement to be filed with the SEC in connection with our annual meeting of stockholders to be held in June 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to our proxy statement to be filed with the SEC in connection with our annual meeting of stockholders to be held in June 2005.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report:

1. Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm – Grant Thornton LLP

Consolidated Balance Sheets - December 31, 2004 and 2003

Consolidated Statements of Operations -
     Years Ended December 31, 2004, 2003, and 2002

Consolidated Statements of Stockholders’ Equity -
     Years Ended December 31, 2004, 2003, and 2002

Consolidated Statements of Cash Flows -
     Years Ended December 31, 2004, 2003, and 2002

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts

Schedule III - Real Estate and Accumulated Depreciation

All other schedules are omitted because they are not applicable or because the required information is shown in the Consolidated Financial Statements or the notes thereto.

3. Exhibits

The following documents are filed as Exhibits to this report:

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated June 5, 1998, by and between Tarragon Realty Investors, Inc., and National Income Realty Trust (incorporated by reference to Exhibit 3.6 to Registration Statement No. 333-60527 on Form S-4).

2.2	Stock Purchase Agreement dated June 5, 1998, among Tarragon Realty Investors, Inc., Tarragon Realty Advisors, Inc., William S. Friedman, and Lucy N. Friedman (incorporated by reference to Exhibit 3.7 to Registration Statement No. 333-60527 on Form S-4).

3.1	Articles of Incorporation of Tarragon Realty Investors, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K dated July 10, 1997).

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES (Continued)

Exhibit
Number	Description

3.2	Bylaws of Tarragon Realty Investors, Inc. (incorporated by reference to Exhibit 3.3 to Form 8-K dated July 10, 1997).

3.3	Certificate of Designation of Preferences and Relative Participating or Optional or Other Special Rights and Qualification, Limitations or Restrictions thereof of 10% Cumulative Preferred Stock of Tarragon Realty Investors, Inc., as filed with and approved by the Secretary of State of Nevada on May 1, 2000 (incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-31424 on Form S-4).

3.4	Certificate of Amendment to the Articles of Incorporation of Tarragon Corporation as filed with and approved by the Secretary of State of Nevada on June 22, 2004 (incorporated by reference to Exhibit 3.10 to Form 8-K dated June 14, 2004).

4.1	Indenture Agreement dated September 16, 2004, between Tarragon Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarterly period ended September 30, 2004).

10.1	Limited Liability Company Agreement of Tarragon Development LLC dated February 7, 2000, between Tarragon Realty Investors, Inc., and The Rohdie Family LLC (incorporated by reference to Exhibit 10.1 to Form 10-K for the fiscal year ended December 31, 1999).

21.1 *	Subsidiaries of the Registrant.

23.1 *	Consent of Grant Thornton LLP.

31.1 *	Rule 13a-14(a) certification by William S. Friedman, Chief Executive Officer.

31.2 *	Rule 13a-14(a) certification by Erin D. Pickens, Executive Vice President and Chief Financial Officer.

32 *	Section 1350 certifications by William S. Friedman, Chief Executive Officer, and Erin D. Pickens, Executive Vice President and Chief Financial Officer.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARRAGON CORPORATION

Dated: March 16, 2005	By:	/s/ William S. Friedman

William S. Friedman
Chief Executive Officer, Director,
and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacities In Which Signed	Date

/s/ William S. Friedman William S. Friedman	Chief Executive Officer, Director, and Chairman of the Board (Principal Executive Officer)	March 16, 2005

/s/ Robert P. Rothenberg Robert P. Rothenberg	President and Director	March 16, 2005

/s/ Erin D. Pickens Erin D. Pickens	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 16, 2005

/s/ Stephanie D. Buffington Stephanie D. Buffington	Director of Financial Reporting (Principal Accounting Officer)	March 16, 2005

/s/ Willie K. Davis Willie K. Davis	Director	March 16, 2005

/s/ Richard S. Frary Richard S. Frary	Director	March 16, 2005

/s/Lance Liebman Lance Liebman	Director	March 16, 2005

/s/ Robert C. Rohdie Robert C. Rohdie	Director	March 16, 2005

/s/ Lawrence G. Schafran Lawrence G. Schafran	Director	March 16, 2005

/s/ Raymond V.J. Schrag Raymond V. J. Schrag	Director	March 16, 2005

/s/ Carl B. Weisbrod Carl B. Weisbrod	Director	March 16, 2005

TARRAGON CORPORATION

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated June 5, 1998, by and between Tarragon Realty Investors, Inc., and National Income Realty Trust (incorporated by reference to Exhibit 3.6 to Registration Statement No. 333-60527 on Form S-4).

2.2	Stock Purchase Agreement dated June 5, 1998, among Tarragon Realty Investors, Inc., Tarragon Realty Advisors, Inc., William S. Friedman, and Lucy N. Friedman incorporated by reference to Exhibit 3.7 to Registration Statement No. 333-60527 on Form S-4).

3.1	Articles of Incorporation of Tarragon Realty Investors, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K July 10, 1997).

3.2	Bylaws of Tarragon Realty Investors, Inc. (incorporated by reference to Exhibit 3.3 to Form 8-K dated July 10, 1997).

3.3	Certificate of Designation of Preferences and Relative Participating or Optional or Other Special Rights and Qualification, Limitations or Restrictions thereof of 10% Cumulative Preferred Stock of Tarragon Realty Investors, Inc., as filed with and approved by the Secretary of State of Nevada on May 1, 2000 (incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-31424 on Form S-4).

3.4	Certificate of Amendment to the Articles of Incorporation of Tarragon Corporation as filed with and approved by the Secretary of State of Nevada on June 22, 2004 (incorporated by reference to Exhibit 3.10 to Form 8-K dated June 14, 2004).

4.1	Indenture Agreement dated September 16, 2004, between Tarragon Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarterly period ended September 30, 2004).

10.1	Limited Liability Company Agreement of Tarragon Development LLC dated February 7, 2000, between Tarragon Realty Investors, Inc., and the Rohdie Family LLC (incorporated by reference to Exhibit 10.1 to Form 10-K for the fiscal year ended December 31, 1999).

21.1 *	Subsidiaries of the Registrant.

23.1 *	Consent of Grant Thornton LLP.

31.1 *	Rule 13a-14(a) certification by William S. Friedman, Chief Executive Officer.

31.2 *	Rule 13a-14(a) certification by Erin D. Pickens, Executive Vice President and Chief Financial Officer.

32 *	Section 1350 certifications by William S. Friedman, Chief Executive Officer, and Erin D. Pickens, Executive Vice President and Chief Financial Officer.

* Filed herewith