Form 10-K/A
period 2004-12-31
TARRAGON CORP
filed 2005-03-31
CIK 1038217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

(mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                For the fiscal year ended DECEMBER 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from .................................. to ......................................

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
None.

TARRAGON CORPORATION
AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

The undersigned Registrant hereby amends the following items, exhibits, or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as set forth in the pages attached hereto to include audited financial statements of an unconsolidated subsidiary (separately disclosed in Note 3 to the December 31, 2004 Consolidated Financial Statements) as required by Regulation S-X 210.3-09 which were not completed as of March 16, 2005:

PART IV

Item 15. Exhibits, Financial Statement Schedules

Index to Exhibits

Exhibit 99.1

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

TARRAGON CORPORATION

By:	/s/ Erin D. Pickens	Date: March 31, 2005

Erin D. Pickens
Executive Vice President and Chief Financial Officer

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report:

1. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm – Grant Thornton LLP

Consolidated Balance Sheets — December 31, 2004 and 2003

Consolidated Statements of Operations -
Years Ended December 31, 2004, 2003, and 2002

Consolidated Statements of Stockholders’ Equity -
Years Ended December 31, 2004, 2003, and 2002

Consolidated Statements of Cash Flows -
Years Ended December 31, 2004, 2003, and 2002

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

Schedule III – Real Estate and Accumulated Depreciation

All other schedules are omitted because they are not applicable or because the required information is shown in the Consolidated Financial Statements or the notes thereto.

3. Exhibits

The following documents are filed as Exhibits to this report:

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated June 5, 1998, by and between Tarragon Realty Investors, Inc., and National Income Realty Trust (incorporated by reference to Exhibit 3.6 to Registration Statement No. 333-60527 on Form S-4).

2.2	Stock Purchase Agreement dated June 5, 1998, among Tarragon Realty Investors, Inc., Tarragon Realty Advisors, Inc., William S. Friedman, and Lucy N. Friedman (incorporated by reference to Exhibit 3.7 to Registration Statement No. 333-60527 on Form S-4).

3.1	Articles of Incorporation of Tarragon Realty Investors, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K dated July 10, 1997).

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES (Continued)

Exhibit
Number	Description

3.2	Bylaws of Tarragon Realty Investors, Inc. (incorporated by reference to Exhibit 3.3 to Form 8-K dated July 10, 1997).

3.3	Certificate of Designation of Preferences and Relative Participating or Optional or Other Special Rights and Qualification, Limitations or Restrictions thereof of 10% Cumulative Preferred Stock of Tarragon Realty Investors, Inc., as filed with and approved by the Secretary of State of Nevada on May 1, 2000 (incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-31424 on Form S-4).

3.4	Certificate of Amendment to the Articles of Incorporation of Tarragon Corporation as filed with and approved by the Secretary of State of Nevada on June 22, 2004 (incorporated by reference to Exhibit 3.10 to Form 8-K dated June 14, 2004).

4.1	Indenture Agreement dated September 16, 2004, between Tarragon Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarterly period ended September 30, 2004).

10.1	Limited Liability Company Agreement of Tarragon Development LLC dated February 7, 2000, between Tarragon Realty Investors, Inc., and The Rohdie Family LLC (incorporated by reference to Exhibit 10.1 to Form 10-K for the fiscal year ended December 31, 1999).

21.1 **	Subsidiaries of the Registrant.

23.1 **	Consent of Grant Thornton LLP.

31.1 **	Rule 13a-14(a) certification by William S. Friedman, Chief Executive Officer.

31.2 **	Rule 13a-14(a) certification by Erin D. Pickens, Executive Vice President and Chief Financial Officer.

32 **	Section 1350 certifications by William S. Friedman, Chief Executive Officer, and Erin D. Pickens, Executive Vice President and Chief Financial Officer.

99.1 *	Financial Statements of Thirteenth Street Development, LLC.

* Filed herewith

**Previously filed on March 16, 2005

TARRAGON CORPORATION
INDEX TO EXHIBITS

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated June 5, 1998, by and between Tarragon Realty Investors, Inc., and National Income Realty Trust (incorporated by reference to Exhibit 3.6 to Registration Statement No. 333-60527 on Form S-4).

2.2	Stock Purchase Agreement dated June 5, 1998, among Tarragon Realty Investors, Inc., Tarragon Realty Advisors, Inc., William S. Friedman, and Lucy N. Friedman incorporated by reference to Exhibit 3.7 to Registration Statement No. 333-60527 on Form S-4).

3.1	Articles of Incorporation of Tarragon Realty Investors, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K July 10, 1997).

3.2	Bylaws of Tarragon Realty Investors, Inc. (incorporated by reference to Exhibit 3.3 to Form 8-K dated July 10, 1997).

3.3	Certificate of Designation of Preferences and Relative Participating or Optional or Other Special Rights and Qualification, Limitations or Restrictions thereof of 10% Cumulative Preferred Stock of Tarragon Realty Investors, Inc., as filed with and approved by the Secretary of State of Nevada on May 1, 2000 (incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-31424 on Form S-4).

3.4	Certificate of Amendment to the Articles of Incorporation of Tarragon Corporation as filed with and approved by the Secretary of State of Nevada on June 22, 2004 (incorporated by reference to Exhibit 3.10 to Form 8-K dated June 14, 2004).

4.1	Indenture Agreement dated September 16, 2004, between Tarragon Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarterly period ended September 30, 2004).

10.1	Limited Liability Company Agreement of Tarragon Development LLC dated February 7, 2000, between Tarragon Realty Investors, Inc., and the Rohdie Family LLC (incorporated by reference to Exhibit 10.1 to Form 10-K for the fiscal year ended December 31, 1999).

21.1 **	Subsidiaries of the Registrant.

23.1 **	Consent of Grant Thornton LLP.

31.1 **	Rule 13a-14(a) certification by William S. Friedman, Chief Executive Officer.

TARRAGON CORPORATION
INDEX TO EXHIBITS
(Continued)

Exhibit
Number	Description

31.2 **	Rule 13a-14(a) certification by Erin D. Pickens, Executive Vice President and Chief Financial Officer.

32 **	Section 1350 certifications by William S. Friedman, Chief Executive Officer, and Erin D. Pickens, Executive Vice President and Chief Financial Officer.

99.1 *	Financial Statements of Thirteenth Street Development, LLC.

* Filed herewith

**Previously filed on March 16, 2005