Form 10-Q
period 2005-03-31
TARRAGON CORP
filed 2005-05-10
CIK 1038217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ........................to...........................

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Common Stock, $.01 par value	24,268,935

(Class)	(Outstanding at April 29, 2005)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements for the period ended March 31, 2005, have not been audited by independent registered public accountants, but, in our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of consolidated financial position, consolidated results of operations, and consolidated cash flows at the dates and for the periods indicated have been included.

TARRAGON CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,		December 31,
	2005		2004
	(dollars in thousands)
Assets

Real estate held for investment (net of accumulated depreciation of $73,290 in 2005 and $128,375 in 2004)	$433,268		$489,215
Homebuilding inventory	412,978		287,353
Contracts receivable	46,898		99,744
Assets held for sale	108,477		21,870
Investments in and advances to partnerships and joint ventures	58,964		48,074
Cash and cash equivalents	23,405		22,066
Restricted cash	37,267		30,210
Goodwill	2,691		2,691
Other assets, net	55,702		47,068

	$1,179,650		$1,048,291

Liabilities and Stockholders’ Equity

Liabilities
Notes and interest payable	$765,258		$770,247
Liabilities related to assets held for sale	116,993		20,664
Net deferred tax liability	12,843		12,720
Other liabilities	90,080		71,217

	985,174		874,848
Commitments and contingencies

Minority interest	14,049		21,760

Stockholders’ equity
Common stock, $.01 par value; authorized shares, 100,000,000; shares outstanding, 33,115,717 in 2005 and 21,179,479 in 2004	331		212
Special stock, $.01 par value; authorized shares, 17,500,000; shares outstanding, none	—		—
Cumulative preferred stock, $.01 par value; authorized shares, 2,500,000; shares outstanding, 753,333 in 2005 and 2004; liquidation preference, $9,040 in 2005 and 2004, or $12 per share	8		8
Paid-in capital	344,570		336,877
Accumulated deficit	<137,171	>	<158,553	>
Treasury stock, at cost (8,805,379 shares in 2005 and 5,856,587 shares in 2004)	<27,311	>	<26,861	>

	180,427		151,683

	$1,179,650		$1,048,291

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months
	Ended March 31,
	2005		2004
	(dollars in thousands,
	except per share data)
Revenue
Homebuilding sales	$63,590		$36,066
Rentals	16,762		15,092
Management fees and other (including $86 in 2005 and $117 in 2004 from affiliates)	261		192

	80,613		51,350

Expenses
Costs of homebuilding sales	47,994		29,503
Property operations	8,403		7,423
Depreciation	3,575		3,470
General and administrative
Corporate	5,085		4,024
Property	1,300		1,115

	66,357		45,535

Other income and expenses
Equity in income of partnerships and joint ventures	8,430		787
Minority interests in income of consolidated partnerships and joint ventures	<836	>	<1,603	>
Interest income (including $232 in 2004 from affiliates)	142		326
Interest expense (including $2 in 2004 to affiliates)	<5,540	>	<4,255	>
Gain on sale of real estate	2,229		378
Gain on disposition of other assets	—		377

Income from continuing operations before income taxes	18,681		1,825
Income tax expense	<7,318	>	—

Income from continuing operations	11,363		1,825
Discontinued operations, net of income taxes
Income from operations	1,257		120
Gain on sale of real estate	8,986		—

Net income	21,606		1,945
Dividends on cumulative preferred stock	<224	>	<226	>

Net income allocable to common stockholders	$21,382		$1,719

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) (Continued)

	For the Three Months
	Ended March 31,
	2005	2004
	(dollars in thousands,
	except per share data)
Earnings per common share
Income from continuing operations allocable to common stockholders	$.47	$.07
Discontinued operations	.43	.01

Net income allocable to common stockholders	$.90	$.08

Earnings per common share – assuming dilution
Income from continuing operations allocable to common stockholders	$.38	$.06
Discontinued operations	.32	.01

Net income allocable to common stockholders	$.70	$.07

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months
	Ended March 31,
	2005		2004
	(dollars in thousands)
Cash Flows from Operating Activities
Net income	$21,606		$1,945
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income tax expense	123		—
Gain on disposition of other assets	—		<377	>
Gain on sale of real estate	<16,991	>	<378	>
Minority interests in income of consolidated partnerships and joint ventures	836		1,603
Depreciation and amortization	5,321		5,986
Equity in income of partnerships and joint ventures	<8,430	>	<787	>
Costs of homebuilding sales	47,994		29,503
Purchase of homebuilding inventory	<170,761	>	<28,509	>
Noncash compensation related to stock options	446		139
Excess of homebuilding sales revenue over sales collected attributable to commissions and closing costs	<6,565	>	<1,016	>
Homebuilding renovation and development costs paid	<42,455	>	<25,013	>
Noncash homebuilding sales recorded under percentage of completion method	73,469		<16,955	>
Changes in other assets and other liabilities, net of effects of non-cash investing and financing activities:
Increase in interest receivable	<22	>	<229	>
Increase in other assets	<11,731	>	<1,213	>
Increase <decrease> in other liabilities	12,599		<2,908	>
Decrease in interest payable	<627	>	<891	>

Net cash used in operating activities	<95,188	>	<39,100	>

Cash Flows from Investing Activities
Purchase of rental apartment communities	<39,667	>	—
Proceeds from the sale of real estate	37,336		510
Property capital improvements	<1,460	>	<2,011	>
Costs of developing rental apartment communities	<11,450	>	<856	>
Earnest money deposits paid, net	<5,494	>	<627	>
Distributions from investing activities of partnerships and joint ventures	1,665		—
Advances to partnerships and joint ventures for development costs or for the purchase of land for development	<10,060	>	<6,587	>

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (Continued)

	For the Three Months
	Ended March 31,
	2005		2004
	(dollars in thousands)
Cash Flows from Investing Activities (continued)
Net distributions from operating activities of partnerships and joint ventures	$9,001		$1,223
Distributions to minority partners of consolidated partnerships and joint ventures	<295	>	—
Buyout of minority partners	<12,000	>	—
Other	3		222

Net cash used in investing activities	<32,421	>	<8,126	>

Cash Flows from Financing Activities
Proceeds from borrowings	317,487		67,460
Principal payments on notes payable	<193,422	>	<21,748	>
Stock repurchases	<584	>	—
Dividends to stockholders	<224	>	<226	>
Proceeds from the exercise of stock options	5,729		2,746
Other	<38	>	<80	>

Net cash provided by financing activities	128,948		48,152

Net increase in cash and cash equivalents	1,339		926
Cash and cash equivalents, beginning of period	22,066		21,626

Cash and cash equivalents, end of period	$23,405		$22,552

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$6,330		$6,662

Income taxes paid	$763		$350

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (Continued)

	For the Three Months
	Ended March 31,
	2005		2004
	(dollars in thousands)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Changes in assets and liabilities in connection with the purchase of rental apartment communities:
Real estate	$39,342			$—
Restricted cash	172			—
Other assets	555			—
Other liabilities	<402	>		—

Cash paid	$39,667			$—

Assets written off and liabilities released in connection with the sale of real estate:
Real estate	$58,803			$674
Other assets	2,787			—
Notes and interest payable	<40,935	>		<505	>
Other liabilities	<270	>		<37	>
Minority interest	<39	>		—
Net gain on sale	16,990			378

Cash received	$37,336			$510

Effect on assets and liabilities of the consolidation of four apartment communities and three homebuilding projects in 2004:
Real estate	$—			$95,962
Homebuilding inventory	—			99,882
Contracts receivable	—			78,066
Investments in and advances to partnerships and joint ventures	—			<61,872	>
Restricted cash	—			16,833
Other assets	—			13,550
Notes and interest payable	—			<213,645	>
Other liabilities	—			<22,693	>
Minority interest	—			<6,165	>

Increase in cash from consolidation	$—		$	<82	>

Liabilities that financed the purchase of homebuilding inventory	$—			$25,160

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for the three month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2004. Dollar amounts in tables are in thousands. Certain 2004 balances have been reclassified to conform to the 2005 presentation.

NOTE 2. STOCK-BASED AWARDS

In 2002, we adopted the fair value method defined in Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” in accounting for our stock option plans, where previously we applied the Accounting Principles Board’s Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related Interpretations. We elected to apply it prospectively for all options granted or modified since the beginning of 2002, as allowed by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Because some awards under the plans vest over periods ranging from one to five years, the cost related to stock-based employee compensation included in the determination of net income for the three month periods ended March 31, 2005 and 2004, is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per common share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

	For The Three Months Ended
	March 31,
	2005		2004

Net income allocable to common stockholders, as reported	$21,382		$1,719
Add:
Stock-based employee compensation expense included in reported net income, net of income tax	210		139
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of income tax	<216	>	<149	>

Pro forma net income allocable to common stockholders	$21,376		$1,709

Earnings per common share
Net income allocable to common stockholders, as reported	$.90		$.08

Net income allocable to common stockholders, pro forma	$.90		$.08

Earnings per common share – assuming dilution
Net income allocable to common stockholders, as reported	$.70		$.07

Net income allocable to common stockholders, pro forma	$.70		$.07

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 3. VARIABLE INTEREST ENTITIES

We have consolidated five variable interest entities (“VIEs”) of which we are the primary beneficiary in accordance with the Financial Accounting Standards Board’s Interpretation 46-R, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements.” The five VIEs consist of one partnership and three limited liability companies that own and operate rental apartment communities with 1,226 units and one limited liability company engaged in homebuilding with a 215-unit age-restricted traditional new development. The aggregate total assets of these VIEs were $108.6 million as of March 31, 2005. Of the total assets, $93.1 million is classified as real estate held for investment and $12.6 million is classified as homebuilding inventory in the accompanying March 31, 2005, Consolidated Balance Sheet. Three of these VIEs have mortgages totaling $85.7 million that are non-recourse to the general assets of Tarragon.

NOTE 4. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES

Investments in and advances to partnerships and joint ventures consisted of the following:

		March 31,	December 31,
	Profits Interest	2005	2004
801 Pennsylvania Avenue	50%	$40	$30
Ansonia Apartments, L.P.	70%	—	367
Ansonia Liberty, L.L.C	90%	—	10
Orchid Grove, L.L.C	50%	6,889	4,646
Danforth Apartment Owners, L.L.C	99%	—	—
Delaney Square, L.L.C	50%	484	5,778
Hoboken joint ventures :
900 Monroe Street Development, L.L.C.	63%	1,888	1,792
Block 99/102 Development, L.L.C	55%	8,709	5,622
Block 144 Development, L.L.C	63%	299	282
Madison Warehouse Development, L.L.C.	63%	1,998	1,975
TDC/Ursa Hoboken Sales Center, LLC	48%	1,416	1,140
Thirteenth Street Development, L.L.C.	50%	10,407	12,749
Upper Grand Realty, L.L.C	50%	435	345
Larchmont Associates, L.P.	57%	—	2,026
Merritt Stratford, L.L.C	50%	231	229
Orion Towers Tarragon L.L.P.	70%	11,056	2,100
Park Avenue Tarragon, L.L.C	50%	12,373	6,119
Tarragon Calistoga, L.L.C	80%	632	632
Tarragon Savannah I & II, L.L.C	99%	2,107	2,232
Vineyard at Eagle Harbor, L.L.C	99%	—	—

		$58,964	$48,074

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

We have guaranteed $21.5 million of mortgages of three unconsolidated properties. We have also guaranteed construction loans totaling $120.6 million of three unconsolidated properties. The construction loans have

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 4. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES (Continued)

an aggregate balance as of March 31, 2005, of $81.1 million. We have recorded liabilities totaling $2.1 million in connection with three of these guarantees. Estimated fair values of other guarantees provided since January 1, 2004, are not significant.

Below are unaudited summarized financial data for our unconsolidated partnerships and joint ventures for the three month periods ended March 31, 2005 and 2004.

	Thirteenth
	Street				Total All
	Development		Other		Partnerships
Three Months Ended March 31, 2005

Homebuilding sales	$14,337		$42,119			$56,456
Costs of homebuilding sales	<7,734	>	<28,699	>		<36,433	>
Rental revenue	—		8,074			8,074
Property and other operating expenses	<1	>	<3,845	>		<3,846	>
Interest expense	<192	>	<2,882	>		<3,074	>
Depreciation expense	—		<1,284	>		<1,284	>

Income from continuing operations	6,410		13,483			19,893
Discontinued operations
Loss from operations(a)	—		<172	>		<172	>
Loss on sale of real estate	—		<350	>		<350	>

Net income	6,410		12,961			19,371
Elimination of interest and management fees paid to Tarragon	—		362			362

Net income before interest and management fees paid to Tarragon	$6,410		$13,323			$19,733

Equity in income of partnerships and joint ventures	$2,657		$5,659			$8,316

Cash distributions in excess of investment	$—		$114			$114

Three Months Ended March 31, 2004

Rental revenue						$8,923
Property and other operating expenses						<4,349	>
Interest expense						<3,091	>
Depreciation expense						<1,504	>

Loss from continuing operations						<21	>
Discontinued operations
Loss from operations(a)						<416	>

Net loss						<437	>
Elimination of management fees paid to Tarragon						360

Net loss before interest and management fees paid to Tarragon					$	<77	>

Equity in loss of partnerships and joint ventures					$	<46	>

Cash distributions in excess of investment						$833

(a)	Revenue presented in discontinued operations was $478,000 in 2005 and $668,000 in 2004.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 5. EARNINGS PER COMMON SHARE

Earnings per common share have been computed based on the weighted average number of shares of common stock outstanding for the three month periods ended March 31, 2005 and 2004. Following is a reconciliation of earnings per common share and earnings per common share – assuming dilution. The information presented for 2004 has been restated to give effect to the three-for-two stock split in February 2005.

	For the Three Months
	Ended March 31,
	2005	2004

Net income allocable to common stockholders	$21,382	$1,719
Add:
Interest expense on convertible notes, net of income tax	869	—

Net income allocable to common stockholders - assuming dilution	$22,251	$1,719

Earnings per common share
Net income allocable to common stockholders	$.90	$.08

Net income allocable to common stockholders - assuming dilution	$.70	$.07

Weighted average of common shares used in computing earnings per share	23,786,274	21,599,183
Convertible preferred interest of minority partner in consolidated joint venture	668,096	668,096
Convertible notes	5,065,356	—
Effect of stock appreciation rights	96,392	—
Effect of stock options	2,222,604	2,769,338

Weighted average of common shares used in computing earnings per share – assuming dilution	31,838,722	25,036,617

NOTE 6. SEGMENT REPORTING

Our business is divided into two principal segments – homebuilding and the operation of our investment portfolio. Our Homebuilding Division is the main focus of our business in terms of financial and human capital. Our activities in the Homebuilding Division encompass condominium conversions of existing apartment communities, the development of town homes and new mid-rise or high-rise condominiums for sale to residents, land development and sale, and development of new investment properties, primarily apartment communities. Funds generated by the operation, sale, or refinancing of properties in the investment portfolio support our overhead and finance our homebuilding activities.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 6. SEGMENT REPORTING (Continued)

Homebuilding. Communities under development and/or being marketed for sale at March 31, 2005, include the following.

		Remaining Homes or
Community	Location	Home Sites		Description

Consolidated communities
100 East Las Olas	Ft. Lauderdale, FL	89		Mid-rise luxury condominium development
1100 Adams	Hoboken, NJ	76		Mid-rise luxury condominium development
5600 Collins Avenue	Miami Beach, FL	6		Condominium conversion
Alexandria Pointe	Deland, FL	102		Land development
Alta Mar	Ft. Meyers, FL	131	(a)	Mid-rise luxury condominium development
Arlington Park	Tampa, FL	52		Townhome conversion
Belle Park	Nashville, TN	36		Land development
Block 88	Hoboken, NJ	220		Mid-rise luxury condominium development
Georgetown at Celebration	Celebration, FL	315		Condominium conversion
Las Olas River House	Ft. Lauderdale, FL	81	(a)	High-rise luxury condominium development
Lincoln Pointe	Aventura, FL	560		Land development
Montreaux at Deerwood Lake	Jacksonville, FL	444		Condominium conversion
One Hudson Park	Edgewater, NJ	168		High-rise luxury condominium development
Southridge Pointe	Deland, FL	29		Land development
Tuscany on the Intracoastal	Boynton Beach, FL	6		Condominium conversion
Venetian Bay Village II and III	Kissimmee, FL	147		Townhome vacation community
The Villas at Seven Dwarfs Lane	Orlando, FL	256		Townhome vacation community
Warwick Grove	Warwick, NY	215		Traditional new development – flats,
				townhomes, and condominiums
Waterstreet at Celebration	Celebration, FL	12		Condominium conversion
Woods of Lake Helen	Lake Helen, FL	93		Land development
Woods at Southridge	Deland, FL	17		Land development
Yacht Club on the Intracoastal.	Hypoluxo, FL	380		Condominium conversion

		3,435

Unconsolidated communities
Block 99	Hoboken, NJ	217		Mid-rise luxury condominium development
The Grande	Orlando, FL	46		Mid-rise condominium conversion
The Hamptons	Orlando, FL	733		Mixed use retail and condominium conversion
Orchid Grove	Pompano Beach, FL	481		Townhome community
Orion Towers I	Houston, TX	180		High-rise luxury condominium development
XII Hundred Grand	Hoboken, NJ	159	(a)	Mid-rise luxury condominium development
XIII Hundred Grand	Hoboken, NJ	118	(a)	Mid-rise luxury condominium development

		1,934

		5,369

(a)	We have recognized revenue for sales of 128 homes for Alta Mar, 220 homes for Las Olas River House (of which 206 units have been closed), 158 homes for XII Hundred Grand, and 117 homes for XIII Hundred Grand under the percentage of completion method as of March 31, 2005.

Also included in the Homebuilding Division are rental communities under development or in initial lease-up, existing rental communities under renovation or reposition, and land held for development or sale. We had 478 units in lease-up and 270 units under construction at March 31, 2005. We plan to start construction of a 328-unit apartment community in the second quarter of 2005. We measure the performance of our Homebuilding Division primarily by gross profit from home sales.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 6. SEGMENT REPORTING (Continued)

Investment. This division includes properties with stabilized operations. We consider a property stabilized when development or renovation is substantially complete and recurring operating income exceeds operating expenses and debt service. The Investment Division has 9,657 consolidated stabilized apartments and 3,364 stabilized apartments owned through unconsolidated partnerships and joint ventures. It also has consolidated commercial properties with 1.3 million square feet and commercial properties owned through unconsolidated partnerships and joint ventures with 62,229 square feet. As discussed in NOTE 7. “ASSETS HELD FOR SALE,” in March 2005, our Board of Directors approved a strategic plan to sell a substantial portion of our Investment Division properties. Accordingly, the results of operations of 12 apartment communities with 2,599 units and 15 commercial properties with 1.1 million square feet have been presented in discontinued operations in the accompanying Consolidated Statements of Income.

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

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 6. SEGMENT REPORTING (Continued)

	HOMEBUILDING DIVISION
	Operating Statements
	For the Three Months Ended March 31,
	2005				2004

Homebuilding sales	$120,045		100%		$36,066		100%
Costs of homebuilding sales	<84,427	>	<70	%>	<29,503	>	<82%>

Gross profit on homebuilding sales	35,618		30%		6,563		18%

Minority interests in homebuilding sales of consolidated partnerships and joint ventures	<807	>	<1	%>	<1,078	>	<3%>
Outside partners’ interests in homebuilding sales of unconsolidated partnerships and joint ventures	<10,641	>	<9	%>	—		—
Performance-based compensation related to projects of unconsolidated partnerships and joint ventures	<759	>	<1	%>	—		—
Additional costs attributable to profits recognized by the investment division on intercompany sales	<519	>	—		<422	>	<1%>

	22,892		19%		5,063		14%

Other income and expenses:
Net loss from property operations	<770	>	<1	%>	<431	>	<1%>
General and administrative expenses	<4,416	>	<4	%>	<3,373	>	<9%>
Other corporate items	2,017		2%		608		1%
Gain on sale of real estate, net of minority interest	2,229		2%		350		1%

Income before taxes	$21,952		18%		$2,217		6%

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 6. SEGMENT REPORTING (Continued)

	HOMEBUILDING DIVISION
	Balance Sheets
	March 31,	December 31,
	2005	2004
Assets
Homebuilding inventory	$412,978	$287,873
Real estate held for investment	52,818	42,446
Contracts receivable	46,898	99,744
Investments in partnerships and joint ventures	56,817	44,217
Cash	21,066	20,136
Restricted cash	31,904	23,757
Other assets	43,137	29,600

	$665,618	$547,773

Liabilities and Equity
Notes and interest payable	$299,867	$237,358
Other liabilities	66,866	55,997

	366,733	293,355

Minority interest	3,719	11,259
Equity	295,166	243,159

	$665,618	$547,773

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 6. SEGMENT REPORTING (Continued)

	INVESTMENT DIVISION
	Operating Statements
	For the Three Months Ended March 31,
	2005			2004

Rental revenue	$33,174		100%		$33,275		100%
Property operating expenses	<16,628	>	<50%>		<17,137	>	<52%>

Net operating income	16,546		50%		16,138		48%
Net gain on sale of real estate	14,762				—
Loss on sale of real estate of unconsolidated partnerships and joint ventures	<811	>			—
Distributions from unconsolidated partnerships and joint ventures in excess of investment	113				833
Minority interests in income of consolidated partnerships and joint ventures	<128	>			<458	>
Elimination of management and other fees paid to Tarragon by unconsolidated partnerships and joint ventures	362				360
Outside partners’ interests in <income> losses of unconsolidated partnerships and joint ventures	<85	>			90
General and administrative expenses	<1,970	>			<1,766	>
Other corporate items	228				287
Interest expense	<11,985	>			<9,188	>
Depreciation expense	<5,507	>			<7,736	>

Income <loss> before taxes	$11,525			$	<1,440	>

	INVESTMENT DIVISION
	Balance Sheets
	March 31,		December 31,
	2005		2004
Assets
Real estate held for investment	$420,449		$487,173
Assets held for sale	108,477		21,870
Investments in partnerships and joint ventures	34,151		36,961
Cash	2,339		1,930
Restricted cash	5,363		6,453
Other assets	12,566		17,469

	$583,345		$571,856

Liabilities and Deficit
Notes and interest payable	$465,391		$532,889
Liabilities related to assets held for sale	116,993		20,664
Other liabilities	8,674		13,693

	591,058		567,246

Minority interest	14,318		14,489
Deficit	<22,031	>	<9,879	>

	$583,345		$571,856

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 6. SEGMENT REPORTING (Continued)

	For the Three Months Ended March 31,
	2005			2004
Investment division net operating income:
Rental revenue
Same store stabilized apartment communities	$27,150		100%	$26,431		100%
Apartment communities stabilized during period	390		100%	—		—
Apartment communities acquired during period	1,117		100%	—		—
Apartment communities sold during period	470		100%	2,953		100%
Commercial properties	4,047		100%	3,891		100%

	33,174		100%	33,275		100%

Property operating expenses
Same store stabilized apartment communities	<13,274	>	<49%>	<13,139	>	<50%>
Apartment communities stabilized during period	<306	>	<78%>	—		—
Apartment communities acquired during period	<537	>	<48%>	—		—
Apartment communities sold during period	<483	>	<103%>	<2,021	>	<68%>
Commercial properties	<2,028	>	<50%>	<1,977	>	<51%>

	<16,628	>	<50%>	<17,137	>	<52%>

Net operating income <loss>
Same store stabilized apartment communities	13,876		51%	13,292		50%
Apartment communities stabilized during period	84		22%	—		—
Apartment communities acquired during period	580		52%	—		—
Apartment communities sold during period	<13	>	<3%>	932		32%
Commercial properties	2,019		50%	1,914		49%

	$16,546		50%	$16,138		48%

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 6. SEGMENT REPORTING (Continued)

	For the Three Months Ended
	March 31,
	2005		2004
Reconciliation of divisional revenues to consolidated revenue:
Homebuilding division total revenue	$120,045		$36,066
Less homebuilding revenue of unconsolidated partnerships and joint ventures	<56,456	>	—
Add management fee and other revenue included in other corporate items	175		147
Add rental revenues from homebuilding properties presented in net loss from property operations	341		805

Homebuilding division contribution to consolidated revenue	64,105		37,018

Investment division rental revenue	33,174		33,275
Less investment division rental revenue presented in discontinued operations	<8,200	>	<9,397	>
Add management fee and other revenue included in other corporate items	86		45
Less rental revenues of unconsolidated partnerships and joint ventures	<8,552	>	<9,591	>

Investment division contribution to consolidated revenue	16,508		14,332

Consolidated total revenue	$80,613		$51,350

Reconciliation of divisional net income to consolidated net income:
Homebuilding division income before taxes	$21,952		$2,217
Add additional costs attributable to profits recognized by investment division on intercompany sales	519		422
Add depreciation on higher basis resulting from intercompany sales	—		30

Homebuilding division contribution to consolidated income before taxes	22,471		2,669

Investment division income <loss> before taxes	11,525		<1,440	>
Add reduction to investment division gain on sale of real estate for profit previously recognized by homebuilding division	811		—
Add depreciation on higher basis resulting from intercompany sales	700		716

Investment division contribution to consolidated income before taxes	13,036		<724	>

Income tax expense	<13,901	>	—

Consolidated net income	$21,606		$1,945

	March 31,		December 31,
	2005		2004
Reconciliation of divisional total assets to consolidated total assets:
Homebuilding division total assets	$665,618		$547,773
Investment division total assets	583,345		571,856

	1,248,963		1,119,629
Less higher basis resulting from intercompany sales	<72,004	>	<74,029	>
Add goodwill	2,691		2,691

Consolidated total assets	$1,179,650		$1,048,291

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 7. ASSETS HELD FOR SALE

In March 2005, our Board of Directors approved a strategic plan to sell a substantial portion of our Investment Division properties and to redeploy the capital into our homebuilding operations. The properties we intend to sell are classified as Assets Held for Sale as of March 31, 2005, and their results of operations are presented in discontinued operations.

Assets held for sale and liabilities related to assets held for sale in the accompanying Consolidated Balance Sheets include the following:

	March 31,	December 31,
	2005	2004
Real estate (net of accumulated depreciation in 2005 and $3,257 in 2004)	$103,569	$21,358
Other assets, net	4,908	512

	$108,477	$21,870

Notes and interest payable	$113,865	$20,529
Other liabilities	3,128	135

	$116,993	$20,664

The March 31, 2005, amounts include balances related to 12 apartment communities and 15 commercial properties actively marketed for sale.

The December 31, 2004, amounts include balances related to an apartment community under contract for sale at December 31, 2004, and sold in January 2005.

In accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment for Disposal of Long-Lived Assets,” operating results for properties for which we have implemented plans of disposal have been reported in discontinued operations. Discontinued operations for the three months ended March 31, 2005 and 2004 include the operations of six properties sold since the beginning of 2004 and 27 properties held for sale as of March 31, 2005, which were previously reported in the Investment Division. The results of these operations were as follows:

	For the Three Months Ended
	March 31,
	2005		2004

Rental revenue	$8,200		$9,397
Property operating expenses	<4,390	>	<5,364	>
Interest expense	<1,746	>	<1,899	>
Depreciation expense	—		<2,014	>

Income from operations before income taxes	2,064		120
Income taxes	<807	>	—

Income from operations	$1,257		$120

Gain on sale of real estate before income taxes	$14,762		$—
Income taxes	<5,776	>	—

Gain on sale of real estate	$8,986		$—

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 8. COMMITMENTS AND CONTINGENCIES

Tarragon is not aware of any liability relating to federal, state, and local environmental laws, ordinances, and regulations that would have a material adverse effect on our business, financial position, or results of operations. In April 2003, in connection with the condominium conversion of Pine Crest Village at Victoria Park, a contractor for Tarragon may have inadvertently disturbed asbestos-containing materials. Such actions are currently under investigation by the Environmental Protection Agency and may result in civil and/or criminal proceedings under applicable law. The extent of any resulting liability is unknown at this time. We have incurred legal and other professional fees and costs of relocating residents in connection with this matter totaling $454,000 to date. Remediation has been completed at a total cost of $795,000.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Please read this discussion along with the Consolidated Financial Statements and Notes. Dollar amounts in tables are in thousands.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our current expectations, estimates, forecasts, and projections about the industries in which we operate, our beliefs, and assumptions that we have made based on our current knowledge. In addition, other written or oral statements that constitute forward-looking statements may be made by or on behalf of us. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and/or variations of such words and similar expressions are intended to identify our forward-looking statements. These statements are not guarantees of future performance and involve many risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual outcomes and results may be materially different from what is expressed or forecast in our forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

The risks, uncertainties, and assumptions that are involved in our forward-looking statements include:

•	general industry, economic, and market conditions particularly with regard to apartment property occupancy, rental growth rates, prevailing rental rates, and competition in the markets where our rental properties are concentrated;

•	the effects of fluctuating interest rates, and the pricing and availability of mortgage financing;

•	our substantial indebtedness and high leverage which could adversely affect our financial health and prevent us from fulfilling our debt service obligations;

•	our ability to generate sufficient cash flow to meet our debt service obligations;

•	an increase in competition for tenants and home purchasers or a decrease in demand by tenants and home purchasers;

•	the adoption, on the national, state, or local level, of more restrictive laws and governmental regulations, including more restrictive zoning, land use, or environmental regulations and increased real estate taxes;

•	opposition from local community or political groups with respect to development or construction at a particular site;

•	construction delays or cost overruns, either of which may increase project development costs;

•	our ability to obtain zoning, occupancy, and other required governmental permits and authorizations;

•	our ability to sell our older, under-performing properties when necessary for cash flow purposes;

•	our ability to identify and secure additional apartment properties and sites that meet our criteria for future acquisition or development.

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

Business Overview

General

We are a real estate homebuilder and investor with over 30 years of experience in the real estate industry. We operate two distinct businesses:

•	the Homebuilding Division, which develops, renovates, builds, and markets homes in high-density, urban locations and in master-planned communities; and

•	the Investment Division, which owns, develops, and operates residential and commercial rental properties, including almost 5,000 rental apartments we developed. We plan to divest a substantial portion of the Investment Division in 2005 and use the proceeds to expand our homebuilding operation, reduce debt, and repurchase common stock.

Homebuilding Division. Over the past seven years, we have substantially increased our investment in homebuilding and development. We have devoted significant resources to our Homebuilding Division in terms of financial investment and human capital. For the three months ended March 31, 2005, approximately 69% of our corporate and property general and administrative expenses was attributable to the Homebuilding Division. Because of the long lead time for large projects in urban areas, we are just starting to recognize revenues from some of our earliest projects, which began in 2000. We measure the performance of the Homebuilding Division primarily by gross profit from home sales of its for-sale communities. Revenue and gross profit reported by our for-sale communities are presented below in “Homebuilding Division.”

Investment Division. Over the past several years, funds generated by the operation, sale, or refinancing of properties in the investment portfolio have primarily been applied to finance our homebuilding and development activities. We measure the performance of the Investment Division primarily by net operating income (rental revenue less property operating expenses) of both consolidated and unconsolidated stabilized rental apartment communities and commercial properties. As discussed below in “Investment Division,” our same store stabilized apartment communities reported a 4.4% increase in net operating income in the first quarter of 2005 over the first quarter of 2004.

Revenue. Our revenue is principally derived from:

•	Homebuilding sales, which represent sales of condominium homes, townhomes, and developed land reported on either the completed contract or percentage-of-completion method of revenue recognition, as appropriate; and

•	Rental revenues associated with leases of apartments to residents and office and retail space to commercial tenants.

Expenses. Our expenses principally consist of:

•	Costs of homebuilding sales, which include construction costs, costs of construction supervision, marketing, commissions and other selling costs, interest, developer fees, and architectural and engineering fees;

•	Property operating expenses, which are costs associated with operating, leasing, and maintaining rental apartment communities and office and retail properties, including payroll and benefit expenses of site-level employees;

•	Depreciation of rental apartment communities and office and retail properties; and

•	General and administrative expenses, a significant portion of which consists of compensation and benefits and other personnel-related costs.

Other income and expenses. Other income and expenses include:

•	Interest expense related to mortgages and other debt;

•	Equity in income or losses of partnerships and joint ventures, which represents our share of the net income or net loss of unconsolidated partnerships and joint ventures and may include income from distributions received from those entities in excess of our share of their income when we have recovered our investment in them (the source of such distributions is generally proceeds from sales or financings of properties);

•	Gain on sales of real estate, which generally consists of gain from sales of assets in our Investment Division; and

•	Minority interests in income from consolidated partnerships and joint ventures, which consists of our partners’ share of gross profit from homebuilding sales or net income or net loss resulting from rental operations and the return on a preferred interest in Tarragon Development Company, LLC, which owns interests in nine rental apartment communities.

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

We continue to evaluate investment opportunities for additions to our investment portfolio only in Connecticut. In February 2005, we acquired 510 apartments in two communities in Manchester and West Haven, Connecticut. The Homebuilding Division is also developing Newbury Village, a 180-unit rental apartment community in Meriden, Connecticut, which, upon completion and stabilization, is expected to be transferred to the investment portfolio. The Homebuilding Division also has three other rental communities in various stages of development which will be sold at or prior to completion:

•	1118 Adams, 90 affordable apartments in Hoboken, New Jersey, being built under the low-income housing tax credit program;

•	Cason Estates, a 262-unit apartment community that began leasing in March 2005 and is located in Murfreesboro, Tennessee, where we previously built 278 rental apartments for our investment portfolio; and

•	Deerwood Crossing with 328 apartments in Ocala, Florida, the state in which approximately two-thirds of the 5,000 rental apartment homes we have built are located.

Pursuant to a strategic plan approved by our Board of Directors in March 2005, we plan to divest a substantial portion of the Investment Division in 2005. Therefore revenues, expenses, and cash flows from rental operations are expected to decline significantly in 2005 and 2006. We intend to redeploy the capital into our homebuilding operation. We have categorized Investment Division properties into three groups: non-core properties, core properties, and properties to be held. Non-core properties include commercial properties and apartment communities located outside of our core markets or that are inefficient to manage. We plan to sell our non-core properties, which include 12 apartment communities with 2,599 units and 15 commercial properties with 1.1 million square feet. These properties are classified as assets held for sale as of March 31, 2005, and their operating results are presented in discontinued operations in the Statements of Income for the three months ended March 31, 2005 and 2004. Core properties include apartment communities located in our core markets with rental growth opportunities and that are efficient to manage. We intend to retain and continue to manage our core properties. Properties to be held have been identified as those with development or value-added condominium conversion opportunities or, in the case of Orlando Central Park, because one of our development offices is located there.

Factors Affecting Comparability of Results of Operations

Segment Results. Segment results for our Investment and Homebuilding Divisions include revenues generated by both consolidated entities and unconsolidated entities. Therefore, the revenues reflected in the segment results are not fully comparable with our consolidated results.

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

Percentage-of-Completion Revenue Recognition. Because the percentage-of-completion method of revenue recognition requires us to recognize revenues from sales of units prior to the closing of such sales, the timing of revenues generated by projects using the percentage-of-completion method may not be comparable to the timing of revenues generated by projects using the closing method. Furthermore, we will recognize a significant portion of the revenues from unit sales at a percentage-of-completion project prior to our receiving the cash associated with such unit sales. See “Critical Accounting Policies and Estimates—Revenue Recognition.”

Consolidated Results of Operations

Results Overview

For the three months ended March 31, 2005, total consolidated revenue was $80.6 million, compared to revenue reported for the corresponding period in 2004 of $51.4 million. This increase is mostly attributable to the increase in homebuilding sales, which increased from $36.1 million in 2004 to $63.6 million in 2005. Homebuilding sales and gross profit have become more significant components of our results of operations as more of our for-sale projects have begun to close sales or are nearing completion. We expect this trend to continue as projects in our pipeline begin to generate revenue. See the tables that summarize homebuilding sales and present our backlog of homes sold, not closed, below under “Homebuilding Division.”

Rental revenue increased $1.7 million, or 11%, for the three months ended March 31, 2005, as compared to the same period of 2004. Two apartment communities acquired in February 2005 and one apartment community acquired in May 2004 contributed $1.1 million in rental revenue.

Income from continuing operations was $11.4 million for the three months ended March 31, 2005, compared to income from continuing operations of $1.8 million for the three months ended March 31, 2004. Gross profit from homebuilding sales resulted in an increase of $9 million. Equity in income of partnerships and joint ventures increased $7.6 million chiefly due to our share of gross profit from homebuilding sales of unconsolidated partnerships and joint ventures. Additionally, we recorded a $7.3 million provision for income taxes in 2005. Due to application of net operating loss carryforwards, no provision was made for income taxes in the first quarter of 2004.

During the three months ended March 31, 2005, we recognized gains on sale of real estate of $11.2 million, including those presented in discontinued operations (net of income tax of $5.8 million) in accordance with SFAS No. 144. During the corresponding period of 2004, gains on sale, including those presented in discontinued operations, were $378,000. See “Sales of Consolidated Properties” below.

Operating Results of Consolidated Rental Properties. At March 31, 2005, our consolidated rental properties presented in continuing operations included apartment communities with 6,764 apartments (excluding 2,599 units in assets held for sale and presented in discontinued operations) and one commercial property with 152,000 square feet (excluding 1.1 million square feet in assets held for sale and presented with discontinued operations). The following table summarizes aggregate property level revenues and expenses for our consolidated rental properties presented in continuing operations for the three months ended March 31, 2005 and 2004:

	For the Three Months Ended March 31,
	2005			2004		Change

Rental revenue		$16,762		$15,092			$1,670
Property operating expenses		<8,403	>	<7,423	>		<980	>
Interest expense		<5,319	>	<4,031	>		<1,288	>
Depreciation expense		<3,575	>	<3,470	>		<105	>

	$	<535	>	$168		$	<703	>

The following table illustrates the effect of the acquisition of three apartment communities in 2004 and 2005 on the various components of the results of operations of our consolidated rental properties for the three months ended March 31, 2005 and 2004:

	Properties
	Acquired		Other Changes			Total

Rental revenue	$1,117			$553			$1,670
Property operating expenses	<537	>		<443	>		<980	>
Interest expense	<366	>		<922	>(a)		<1,288	>
Depreciation expense	<219	>		114			<105	>

	$ <5	>	$	<698	>	$	<703	>

(a)	Increase is primarily due to increases in debt in connection with financings.

Equity in Income of Unconsolidated Partnerships and Joint Ventures. The following table summarizes the components of equity in income of unconsolidated partnerships and joint ventures for the three months ended March 31, 2005 and 2004:

	For the Three Months Ended March 31,
	2005		2004		Change

Homebuilding operations
Homebuilding sales revenue	$56,456		$—		$56,456
Costs of homebuilding sales	<36,433	>	—		<36,433	>

Gross profit from homebuilding sales	20,023		—		20,023

Rental property operations
Rental revenue	8,074		8,923		<849	>
Property and other operating expenses	<3,846	>	<4,349	>	503
Interest expense	<3,074	>	<3,091	>	17
Depreciation expense	<1,284	>	<1,504	>	220

Discontinued operations	<522	>	<416	>	<106	>
Elimination of management and other fees paid to Tarragon	362		360		2
Outside partners’ interests in <income> loss of joint ventures	<10,658	>	31		<10,689	>
Performance-based compensation related to homebuilding projects of unconsolidated partnerships and joint ventures	<759	>	—		<759	>
Distributions in excess of investment	114		833		<719	>

Equity in income of partnerships and joint ventures	$8,430		$787		$7,643

Gross profit from homebuilding sales for 2005 was reported by The Grande and The Hamptons, condominium conversion projects acquired in 2004 by unconsolidated joint ventures, and XII Hundred Grand and XIII Hundred Grand, two of our Hoboken, New Jersey, projects. See table below in “Homebuilding Division” for revenue and gross profit reported by each of these projects.

Discontinued operations include the operations of Prospect Park, the only property of the Sacramento Nine joint venture, which was sold in December 2004, and Arbor Glen, the sole property of Larchmont Associates, which was sold in January 2005. In the fourth quarter of 2004, we recorded a $1.2 million impairment charge to write down the carrying value of our investment in Larchmont, which included $1.3 million of advances made during 2004, to our share of the estimated net sale proceeds.

When we compute equity in income of partnerships and joint ventures, we eliminate intercompany items, including management fees the joint ventures pay us or interest on advances we have made to joint ventures.

The increase in outside partners’ share of income of joint ventures is primarily attributable to our partners’ share of the gross profit reported by The Grande, The Hamptons, XII Hundred Grand, and XIII Hundred Grand.

Distributions in excess of investment are primarily related to distributions of financing proceeds of joint ventures in which we have recovered our investment. In these situations, the joint ventures’ debt is non-recourse to Tarragon, and Tarragon has not committed to fund any cash flow deficits of the joint ventures. Income from distributions in excess of investment decreased by $719,000 for the three months ended March 31, 2005 as compared to the same period of 2004. In 2004, Ansonia Apartments, L.P., made distributions of proceeds from financings of $781,000.

General and Administrative Expenses. Corporate general and administrative expenses increased $1.1 million for the first quarter of 2005 compared to the same period of 2004 primarily due to personnel additions and compensation increases relating to increased homebuilding activities. Please see the discussion below under “Homebuilding Division.” In 2005, we incurred fees of $350,000 for investment banking services related to the planned sale of Investment Division properties. Additionally, we had a $116,000 increase in accounting and consulting fees related to compliance with Rule 404 of the Sarbanes-Oxley Act.

Corporate Interest. Corporate interest increased $1.3 million for the first quarter of 2005 compared to the first quarter of 2004 primarily due to interest expense incurred as a result of the issuance of senior convertible notes. This increase is offset by a $1.5 million decrease attributable to capitalization of interest to the carrying values of development projects.

Sales of Consolidated Properties. In February 2005, we sold a tract of land in Fort Worth, Texas. No loss was incurred in excess of the impairment charge recorded in December 2004. In January 2005, we recognized a gain of $14.8 million from the sale of Woodcreek Garden Apartments. In March 2005, we recognized a gain of $2.2 million from the sale of land in Sarasota, Florida.

Homebuilding Division

Results Overview

As stated previously, results for our segments do not distinguish between revenues of consolidated and unconsolidated properties. Therefore, revenue and gross profit from homebuilding sales presented below includes both consolidated and unconsolidated homebuilding projects.

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

	For the Three Months Ended March 31,
	2005	2004
Number of units sold
Consolidated communities
Alta Mar (a)	16	—
Arlington Park	23	—
Las Olas River House (b)	15	5
Pine Crest Village I	—	7
Pine Crest Village II	11	—
Tuscany on the Intracoastal	55	49
Venetian Bay Village I	—	29
Venetian Bay Village II & III	59	—
Waterstreet at Celebration	25	—
Land development	22	26

	226	116

Unconsolidated communities
The Grande	216	—
The Hamptons	10	—
XII Hundred Grand (c)	23	—
XIII Hundred Grand (c)	—	—

	249	—

Aggregate number of units sold	475	116

Homebuilding sales revenue
Consolidated communities
Alta Mar (a)	$7,816	$—
Arlington Park	4,939	—
Las Olas River House (b)	16,625	16,955
Pine Crest Village I	—	2,010
Pine Crest Village II	2,356	—
Tuscany on the Intracoastal	15,620	11,489
Venetian Bay Village I	—	4,196
Venetian Bay Village II & III	8,682	—
Waterstreet at Celebration	6,424	—
Land development	1,128	1,416

	63,590	36,066

Unconsolidated communities
The Grande	40,289	—
The Hamptons	1,830	—
XII Hundred Grand (c)	10,062	—
XIII Hundred Grand (c)	4,274	—

	56,455	—

Aggregate sales	$120,045	$36,066

	For the Three Months Ended March 31,
	2005		2004
Gross profit on homebuilding sales
Consolidated communities
Alta Mar (a)	$2,430	31%	$—	—
Arlington Park	1,264	26%	—	—
Las Olas River House (b)	3,371	20%	3,191	19%
Pine Crest Village I	—	—	731	36%
Pine Crest Village II	965	41%	—	—
Tuscany on the Intracoastal	3,813	24%	2,074	18%
Venetian Bay Village I	—	—	538	13%
Venetian Bay Village II & III	1,376	16%	—	—
Waterstreet at Celebration	2,377	37%	—	—
Land development	—	—	29	2%

	15,596	25%	6,563	18%

Unconsolidated communities
The Grande	13,001	32%	—	—
The Hamptons	419	23%	—	—
XII Hundred Grand (c)	4,692	47%	—	—
XIII Hundred Grand (c)	1,910	45%	—	—

	20,022	35%	—	—

Gross profit	$35,618	30%	$6,563	18%

(a)	Sales represent revenue recognized under the percentage of completion method. At March 31, 2005, 98% of the homes were under firm contracts totaling $43.4 million, and construction was 79% complete.

(b)	Sales represent revenue recognized under the percentage of completion method. At March 31, 2005, 77% of the homes were sold and either closed or under firm contracts totaling $176.1 million, and construction was 94% complete. Through March 2005, we have closed sales of 206 homes totaling $156.2 million. We have recorded deferred revenue from these closings of $10.1 million which will be recognized as completion of the project progresses.

(c)	Sales represent revenue recognized under the percentage of completion method. At XII Hundred Grand, 99% of the homes were under firm contracts totaling $71.1 million, and construction was 68% complete at March 31, 2005. At XIII Hundred Grand, 99% of the homes were under firm contracts totaling $44.9 million, and construction 96% complete at March 31, 2005. Tarragon has a 50% profits interest in each of these unconsolidated projects.

Home sales were $120 million for the three months ended March 31, 2005, up from $36.1 million for the three months ended March 31, 2004. Home sales for 2005 include $38.8 million recognized under the percentage of completion method. Of this, $16.6 million is attributable to Las Olas River House, a luxury, high-rise development in Ft. Lauderdale, Florida. Additionally, $10.1 million is from XII Hundred Grand and $4.3 million from XIII Hundred Grand, both mid-rise luxury condominium developments in Hoboken, New Jersey. The remaining $7.8 million came from Alta Mar, a mid-rise luxury condominium development in Ft. Myers, Florida. Gross profit net of selling expenses on home sales was 30% for the first quarter of 2005 and 18% for the first quarter of 2004. Net of minority interests in consolidated home sales and outside partners’ interests in home sales of unconsolidated projects, we reported $24.1 million of income from home sales in 2005 and $5.5 million in 2004.

Gross profit on homebuilding sales is based on estimates of total project sales value and total project costs. When estimates of sales value or project costs are revised, gross profit is adjusted in the period of change so that cumulative project earnings reflect the revised profit estimate. During 2005, we revised our estimates of development costs for the following projects, adjusting their gross profit estimates from the estimates reported in 2004: Waterstreet at Celebration increased 2.9%; The Grande increased 5.6%; XII Hundred Grand decreased 4.1%; and XIII Hundred Grand decreased 6.2%.

The Homebuilding Division’s gross profit from home sales was reduced by $519,000 in 2005 and $422,000 in 2004 for intercompany profit recognized earlier by the Investment Division when Pine Crest Apartments was transferred to the Homebuilding Division.

Rental properties in the Homebuilding Division reported overall net losses from operations of $770,000 in the first quarter of 2005 and $431,000 in the first quarter of 2004. These losses are due to operating, interest, and depreciation expenses exceeding revenues during lease-up prior to stabilization. Previously, we transferred rental properties from the Homebuilding Division to the Investment Division once they were stabilized. We now intend to sell any non-core properties upon or prior to completion and stabilization.

General and administrative expenses of the Homebuilding Division increased 30.9% to $4.4 million in the first quarter of 2005 compared to $3.4 million in the first quarter of 2004, reflecting the increased homebuilding activity.

During January 2005, we acquired the interests of Richard Zipes and his affiliates in Las Olas River House, 100 East Las Olas, and Metropolitan Sarasota for $14.8 million.

As of March 31, 2005, as presented in the following table, our backlog of sales was $423.4 million for our 29 for-sale communities under active development.

					Remaining
					Homes Under
			Backlog (1)		Active Development
		Number of
	Tarragon’s	Remaining	Number of	Aggregate	Number	Estimated
	Interest in	Homes or	Homes or	Contract	of Homes or	Remaining
	Profits	Home Sites	Home Sites	Prices	Home Sites	Sell-Out (2)
Consolidated communities
100 East Las Olas	100%	89	—	$—	89	$56,600
1100 Adams	70%	76	—	—	76	36,000
5600 Collins Avenue	100%	6	3	2,360	3	3,431
Alexandria Pointe	40%	102	102	3,939	—	—
Alta Mar (3)	100%	131	130	44,612	1	4,425
Arlington Park	100%	52	7	1,611	45	12,892
Belle Park	100%	36	—	—	36	14,400
Block 88	70%	220	—	—	220	109,500
Georgetown at Celebration	100%	315	194	41,191	121	33,090
Las Olas River House (4)	100%	81	15	22,194	66	97,868
Lincoln Pointe	70%	560	—	—	560	85,000
Montreaux at Deerwood Lake	100%	444	21	3,393	423	73,378
One Hudson Park	100%	168	—	—	168	118,000
Southridge Pointe	40%	29	29	1,795	—	—
Tuscany on the Intracoastal	100%	6	6	1,622	—	—
Venetian Bay Village II and III	56%	147	144	22,765	3	612
The Villas at Seven Dwarfs Lane	100%	256	44	7,787	212	39,532
Warwick Grove	50%	215	13	6,992	202	102,226
Waterstreet at Celebration	100%	12	11	2,793	1	300
Woods of Lake Helen	40%	93	93	3,594	—	—
Woods at Southridge	40%	17	17	1,035	—	—
Yacht Club on the Intracoastal	100%	380	24	5,853	356	101,527
Unconsolidated communities
Block 99	55%	217	—	—	217	102,533
The Grande	50%	46	42	8,897	4	916
The Hamptons	50%	733	219	39,217	514	100,105
Orchid Grove	50%	481	—	—	481	158,070
Orion Towers I	70%	180	102	85,300	78	118,824
XII Hundred Grand (5)	50%	159	158	71,156	1	490
XIII Hundred Grand (6)	50%	118	118	45,245	—	228

		5,369	1,492	$423,351	3,877	$1,369,947

(1)	Homes or home sites sold, but not yet closed.

(2)	Values in estimated remaining sell-out for some of the active developments include other income of $17 million for sales other than the offering prices of homes such as marinas, parking, and upgrades. Other income is presented for the following active developments: Alta Mar — $4 million; Las Olas River House — $6 million; Montreaux at Deerwood Lake — $1.4 million; Yacht Club on the Intracoastal — $5 million; The Hamptons — $350,000; and XIII Hundred Grand — $228,000.

(3)	We have recognized revenues under the percentage-of-completion method of $34.3 million on sales of 128 homes as of March 31, 2005. We expect to start closing sales at Alta Mar in the second quarter of 2005.

(4)	We have recognized revenues under the percentage-of-completion method of $166.1 million on sales of 220 homes as of March 31, 2005. We began closing sales at Las Olas River House in December 2004. Sales that have not yet been closed are presented as backlog in this table.

(5)	We have recognized revenues under the percentage-of-completion method of $48.6 million on sales of 158 homes as of March 31, 2005. We expect to start closing sales at XII Hundred Grand in the third quarter of 2005.

(6)	We have recognized revenues under the percentage-of-completion method of $43.2 million on sales of 117 homes as of March 31, 2005. We expect to start closing sales at XIII Hundred Grand in the second quarter of 2005.

Investment Division

Results Overview

As stated previously, results for our segments do not distinguish between revenues of consolidated and unconsolidated properties. Therefore, rental revenue and net operating income (rental revenue less property operating expenses) in the following discussion include both consolidated and unconsolidated rental communities. Rental revenue and net operating income in the following discussion also include operating results of 12 apartment communities and 15 commercial properties reported in discontinued operations in our consolidated operating results. You should read the following discussion along with the Investment Division operating statements and summary of Investment Division net operating income in NOTE 6. “SEGMENT REPORTING” in the Notes to Consolidated Financial Statements. Net operating income is a supplemental non-GAAP financial measure. A reconciliation of Investment Division net operating income to Investment Division income before tax is presented in the Investment Division operating statements in NOTE 6. “SEGMENT REPORTING” in the Notes to Consolidated Financial Statements.

The Investment Division reported net operating income of $16.5 million for the three month period ended March 31, 2005 and $16.1 million for the same period of 2004. Net operating income as a percentage of rental revenue was 49.9% for the three month period ended March 31, 2005 and 48.5% for the three month period ended March 31, 2004.

The following table presents net operating income for our 53 same store Investment Division apartment communities with 12,049 units (consolidated and unconsolidated and including properties for which operating results have been presented in discontinued operations).

	For the Three Months
	Ended March 31,
	2005		2004
Same store stabilized apartment communities:
Rental revenue	$27,150		$26,431
Property operating expenses	<13,274	>	<13,139	>

Net operating income	$13,876		$13,292

Net operating income as a percentage of rental revenue	51.1%		50.3%
Average monthly rental revenue per unit	$751		$731

Net operating income for our 53 same store stabilized Investment Division apartment communities with 12,049 units increased $584,000, or 4.4% for the three months ended March 31, 2005 compared to the same period of 2004. The increase was mostly due to a 2.7% increase in rental revenues. Net operating income as a percentage of rental revenue for these properties was 51.1% for the three months ended March 31, 2005 and 50.3% for the three months ended March 31, 2004.

Investment Division net gains on sale of real estate, including properties owned through unconsolidated partnerships and joint ventures, were $13.9 million for the three months ended March 31, 2005. There were no Investment Division property sales in the three months ended March 31, 2004.

Interest expense for the Investment Division increased by $2.8 million, or 30.4%, for the first quarter of 2005 compared to the same period of 2004. For the 53 same store stabilized apartment communities, interest expense increased 16.8% from $7.7 million to $9 million. This increase was due to increased debt in connection with financings. A $1.4 million increase in interest expense was related to the convertible notes issued in 2004.

Investment Division depreciation expense was $5.5 million for the three months ended March 31, 2005 as compared to $7.7 million for the three months ended March 31, 2004. This decrease was due to discontinuing depreciation of properties classified as held for sale.

General and administrative expenses of the Investment Division increased to $2 million for the first quarter of 2005 from $1.8 million for the first quarter of March 31, 2004. General and administrative expenses were 5.9% of divisional revenues in 2005 and 5.3% in 2004.

Liquidity and Capital Resources

Liquidity

Our principal sources of cash are home sales, rental operations of Investment Division properties, borrowings, and proceeds from the sale of Investment Division properties. As our Homebuilding Division continues to grow, home sales, along with project-related construction loans, will become our primary sources of cash. We believe these sources will continue to meet our cash requirements, including debt service, property maintenance and improvements, acquisitions of land for development, development costs for rental apartment and for-sale communities under construction or renovation, projected purchases of existing properties, dividends on preferred stock, and repurchases of common stock under the announced buy back program. Although we expect these sources of cash to be sufficient to fund planned uses of cash, we can make no assurance that the expected home sales and Investment Division property sales and borrowings will be completed as planned.

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

Unsecured Credit Facilities. We have a $20 million unsecured line of credit with affiliates of William S. Friedman, our Chief Executive Officer and Chairman of our Board of Directors. Advances under the line of credit bear interest at the lower of 100 basis points over the thirty-day LIBOR or the lowest rate offered in writing to us for an unsecured loan by an institutional lender. Payments of interest only are due on demand but no more frequently than monthly. All outstanding principal and interest are due at maturity in January 2006. As of March 31, 2005, all of these funds were available to us.

We have a $10 million unsecured line of credit with Wachovia Bank. Payment terms are interest only monthly at 200 basis points over the thirty-day LIBOR, with the outstanding balance due at maturity of July 2005. As of March 31, 2005, all of these funds were available to us.

Secured Credit Facilities. We have a $20.2 million revolving line of credit with SouthTrust Bank, an Alabama banking corporation. This loan bears interest at a floating rate equal to the 30-day LIBOR plus 175 basis points. Interest only is payable monthly, with the outstanding principal amount due at maturity in June 2005. It is secured by five properties and shares of our common stock owned by Mr. Friedman and his affiliates. We have agreed to indemnify Mr. Friedman and his affiliates from any loss, cost, or liability associated with their pledge of stock to secure this line of credit. As of March 31, 2005, $4.6 million was available to us under this line of credit.

We currently have mortgage loans totaling $204.1 million (of which $25 million represents a revolving commitment), secured by a pool of eleven properties, under a secured credit facility with General Electric Capital Corporation (“GECC”) that matures in May 2006. The mortgage loans under this facility are cross-

collateralized and cross-defaulted with each other. Under the GECC mortgage facility, we are required to maintain, at all times, a consolidated net worth of not less than $50 million, measured at the end of each quarter, and minimum aggregate unrestricted cash and marketable securities of not less than $10 million in order to be able to incur other debt. Seven of these properties are in a sub-portfolio with an aggregate balance of $124 million that bear interest at 173 basis points over LIBOR, payable monthly. If our ratio of net operating income of all of the properties in the entire portfolio to the total debt outstanding in the facility (the “Cash on Cash Ratio”) falls below 8% or our ratio of net operating income of the entire portfolio to the total debt service required under the facility (“Debt Service Coverage Ratio”) falls below 1.2x, the interest rate for these loans will be increased to 198 basis points over the thirty-day LIBOR. The Cash on Cash Ratio, as measured by GECC monthly, has exceeded this threshold, and we believe it will continue to meet or exceed this threshold. Three additional properties have loans with an aggregate balance of $33.3 million that currently bear interest at 190 basis points over the thirty-day LIBOR and require monthly payments of principal and interest computed on a 27 1/2 -year amortization schedule. One property has a loan balance of $46.9 million that bears interest at 250 basis points over LIBOR, payable monthly. If our Cash on Cash Ratio for this sub-portfolio reaches 9% for at least two consecutive quarters, the interest rate on these loans will be reduced to 173 basis points over the thirty-day LIBOR; if our Cash on Cash Ratio for this sub-portfolio reaches 9.75% for at least two consecutive quarters, principal amortization will cease. If the Cash on Cash Ratio for our overall portfolio falls below 8% in any month, payment on the loans on the sub-portfolio of seven properties will change to principal plus interest computed on a 30-year amortization schedule. In addition, we will be required to pay the lender 100% of our net cash flow (after payment of property operating expenses, debt service and impounds) from all of the properties in the portfolio in reduction of the principal balance of the loans, until the portfolio Cash on Cash Ratio is again 8% or greater for two consecutive months. This credit facility has two one-year extension options. The first extension option requires a Cash on Cash Ratio of 10% or greater and a Debt Service Coverage Ratio of 1.25x or greater. The second extension option requires a Cash on Cash Ratio of 10.5% or greater and a Debt Service Coverage Ratio of 1.3x or greater.

Non-recourse Mortgage Debt. As of March 31, 2005, in addition to the GECC mortgage facility, we had an aggregate of $212.1 million of outstanding non-recourse indebtedness secured by 30 Investment Division assets. The agreements governing this mortgage debt generally do not contain restrictive covenants and are not guaranteed by us or any of our subsidiaries or joint ventures. Of these mortgage loans, $202.4 million bear interest at various fixed rates, and $9.7 million bear interest at various floating rates. As of March 31, 2005, they bore interest at a weighted average rate of 6.3%.

Recourse Mortgage Debt. The following table summarizes the material terms of our recourse mortgage debt (dollars in thousands):

			Interest		Tarragon’s
	Balance at		Rate as of		Interest
Project name	March 31, 2005		March 31, 2005	Maturity Date	in Profits

200 Fountain Apartments	$11,833		5.17%	Nov 2005	100%
Aventerra Apartments	7,871		4.87%	Dec 2005	100%
Emerson Center	7,261		5.12%	May 2005	100%
278 Main Street/Lofts at the Mills	23,536		4.77%	Feb 2007	100%
Merritt 8	900	(a)	4.53%	Jul 2023	100%
Northwest O’Hare	2,900		5.37%	Apr 2006	100%
Orlando Central Park	5,002		6.75%	Oct 2005	100%
Paramus Shopping Center	2,075	(b)	5.37%	Oct 2007	100%
Venetian Bay Village	2,138		5.62%	Jun 2005	56%

	$63,516

(a)	Represents a guaranty of 5% of the loan amount. The remainder of the loan amount is included in Non-recourse Mortgage Debt above.

(b)	Represents a guaranty of 26% of the loan amount. The remainder of the loan amount is included in Non-recourse Mortgage Debt above.

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

			Interest		Tarragon's
	Commitment	Balance at	Rate as of		Interest
Project name	Amount	March 31, 2005	March 31, 2005	Maturity Date	in Profits

1100 Adams	$24,395	$5,500	4.67%	Sep 2006	70%
Alta Mar	20,500	13,856	4.87%	Nov 2006	100%
Belle Park	13,000	4,836	5.07%	Sep 2007	100%
Cason Estates	14,339	6,321	4.67%	May 2006	100%
Newbury Village	21,398	3,242	4.62%	Dec 2006	100%
One Hudson Park	54,325	2,947	4.72%	Jun 2007	100%
Venetian Bay Village	9,000	4,826	5.37%	Dec 2005	56%
Vintage at Fenwick Plantation	14,425	14,425	4.87%	Jun 2005	70%
Vintage at Lake Lotta	13,372	13,372	4.77%	Nov 2005	100%
Warwick Grove	8,000	1,199	5.07%	Jul 2006	50%

	$192,754	$70,524

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

			Interest		Tarragon's
	Commitment	Balance at	Rate as of	Maturity	Interest
Project name	Amount	March 31, 2005	March 31, 2005	Date	in Profits

5600 Collins	$1,000	$407	5.75%	May 2005	100%
Arlington Park	7,000	2,363	5.75%	Dec 2005	100%
Georgetown at Celebration	45,000	45,000	5.82%	Jan 2007	100%
Lincoln Pointe	40,000	39,027	5.82%	Aug 2006	70%
Montreaux at Deerwood	49,700	48,012	5.27%	Jan 2007	100%
The Exchange	5,767	5,767	5.12%	Nov 2006	100%
The Yacht Club	62,500	59,471	5.27%	Jan 2007	100%

	$210,967	$200,047

Mezzanine Loans. In connection with our homebuilding projects, we occasionally obtain mezzanine loans to finance part of the cost of construction. Generally, one of our subsidiaries or a joint venture will incur the loan, and we will guarantee the repayment of the loan and/or grant a completion guarantee with respect to the project. We have one mezzanine loan, which we have guaranteed, on our Las Olas River House project with a March 31, 2005, balance of $14.2 million. This loan bears interest at a variable rate, which was 6.37% at March 31, 2005, and matures in November 2005. This loan will be paid off with proceeds from closings of home sales.

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

		Balance at	Interest		Tarragon's
	Commitment	March 31,	Rate as of		Interest
Project name	Amount	2005	March 31, 2005	Maturity Date	in Profits

Alexandria Pointe	$2,562	$2,244	5.87%	Jun 2007	40%
Southridge Pointe	1,158	1,154	5.87%	Jun 2006	40%
Warwick Grove	8,300	7,959	5.07%	Jul 2006	50%
Woods of Lake Helen	1,971	1,971	6.50%	Nov 2005	40%
Woods at Southridge	750	463	5.87%	Dec 2005	40%

	$14,741	$13,791

Land Loans. When we acquire land for future development or sale, we sometimes finance the acquisitions with land loans. Generally, one of our subsidiaries or a joint venture will incur the loan, and we will guarantee the repayment of the loan. The following table summarizes the material terms of our land loans, all of which we have guaranteed (dollars in thousands):

		Interest		Tarragon's
	Balance at	Rate as of		Interest
Project name	March 31, 2005	March 31, 2005	Maturity Date	in Profits

100 East Las Olas	$4,125	6.75%	Mar 2006	100%
Villas at Seven Dwarfs Lane	1,725	5.37%	Nov 2005	100%

	$5,850

Other Non-Recourse Debt. We have a loan of $8.4 million due to Aetna secured by interests in our joint ventures with it. The loan matures in November 2010. Aetna receives a sliding percentage ranging from all to 10% of operating cash flow or capital proceeds from the three properties owned by the joint ventures based on the cumulative return received.

Other Recourse Debt. In connection with the January 2005 buyout of the outside partner’s interests in Las Olas River House, 100 East Las Olas and Metropolitan Sarasota, we have a $4.4 million note payable to the outside partner that matures in January 2009 and a $1.5 million note payable to the outside partner that matures in the second quarter of 2005.

Sources and Uses of Cash

The following table presents major sources and uses of cash for the three months ended March 31, 2005 and 2004.

	For the Three Months
	Ended March 31,
	2005		2004
Sources of cash:
Net cash flow from property operations	$1,005		$2,958
Net proceeds from the sale of real estate
Investment Division	16,633		—
Homebuilding Division	22,368		510
Net proceeds related to financings and other borrowings
Investment Division	32,604		4,643
Homebuilding Division	151,965		25,125
Lines of credit	15,392		1,645
Net proceeds from home sales	35,181		683
Other:
Proceeds from the disposition of other assets	—		377
Proceeds from the exercise of stock options	5,729		2,746

Total sources of cash	280,877		38,687

Uses of cash:
Purchase of homebuilding inventory or land for development	<176,255	>	<29,136	>
Development and renovation costs (net of borrowings)	<37,377	>	6,393
Advances to partnerships and joint ventures for homebuilding activities	<2,288	>	<6,587	>

Cash used in homebuilding activities	<215,920	>	<29,330	>

Purchase of Investment Division apartment communities	<39,667	>	—
Property capital improvements	<1,460	>	<2,011	>
Other:
Stock repurchases	<584	>	—
General and administrative expenses paid	<9,344	>	<6,345	>
Dividends to stockholders	<224	>	<226	>
Distributions to minority partner of consolidated partnership	<295	>	—
Buyout of minority partners	<12,000	>	—
Other	<44	>	151

Total uses of cash	<279,538	>	<37,761	>

Net sources of cash	$1,339		$926

Cash Flows. For the three months ended March 31, 2005, our net cash used in operating activities was $95.2 million compared to $39.1 million for the three months ended March 31, 2004. This decrease is principally related to homebuilding activities. Cash used for the purchase of homebuilding inventory increased $142.2 million. Homebuilding renovation and development costs paid increased $17.4 million, while cash received from homebuilding sales increased $112 million.

For the three months ended March 31, 2005, our net cash used in investing activities was $32.4 million compared to $8.1 million for the same period of 2004. During the first three months of 2005, we acquired two rental apartment communities for $39.7 million, the cash portion of which was $16 million. In the first quarter of 2005, we acquired the interest of a minority partner in two condominium development projects and one land parcel for $7 million. Also in the first quarter of 2005, we paid $5 million to a minority partner in exchange for interests in certain joint venture condominium projects. In the first quarter of 2004, we sold one land parcel for net proceeds of $510,000, while net proceeds from the sale of real estate in the first quarter of 2005 was $37.3 million from the sale of one investment property and two parcels of land. Net distributions from property operations of partnerships and joint ventures increased $7.8 million for the three months ended March 31, 2005 compared to the corresponding period in 2004 due to proceeds from borrowings against home sales on one of our unconsolidated condominium development projects. Advances to partnerships and joint ventures for development costs increased $3.5 million for the three months ended March 31, 2005 compared to the same period in 2004 primarily due to advances for new condominium projects. Additionally, costs of developing rental apartment communities increased $10.6 million in the first quarter of 2005 as compared to the same period in 2004.

For the three months ended March 31, 2005, our net cash provided by financing activities increased to $128.9 million, from $48.2 million for the three months ended March 31, 2004. This increase was due primarily to increased borrowings in connection with our homebuilding activities.

Contractual Commitments. The following table summarizes information regarding contractual commitments.

	Nine Months
	Ending
	December 31,	2006	2008
	2005	and 2007	and 2009	Thereafter	Total

Scheduled principal payments on debt	$109,583	$499,795	$116,768	$149,790	$875,936
Operating leases	1,104	2,065	1,580	25,618	30,367
Firm contracts to purchase real estate for homebuilding activities	114,290	—	—	—	114,290

	224,977	501,860	118,348	175,408	1,020,593

Guaranteed debt of unconsolidated partnerships and joint ventures	68,825	15,525	12,329	—	96,679

	$293,802	$517,385	$130,677	$175,408	$1,117,272

Of the loans maturing in 2005, $12.2 million may be extended for six months, $7.9 million may be extended for one year, and $14.4 million may be extended for fifteen months. Of the loans maturing in 2006, $5.5 million may be extended for six months, $48.6 million may be extended for one year, and $204.1 million may be extended for two years. Of the loans maturing in 2007, $48 million may be extended one year, $23.5 million may be extended two years, and $8 million may be extended five years. We intend to extend the loans or pay them off largely through refinancings and home sales. We believe we can arrange such new financing as may be needed to repay maturing loans.

The firm contracts to purchase real estate for homebuilding activities include a contract to purchase the Quarter at Ybor, a 455-unit apartment community in Ybor City, Florida, for $61.5 million and a contract to purchase Southampton Pointe, a 240-unit apartment community in Charleston, South Carolina, for $30.8 million. We financed these purchases with loans of $57 million and $30.3 million, respectively, and we plan to sell the apartments as condominiums. Firm contracts also include a contract to purchase Palisades Park, a 204-unit high-rise condominium development under construction in Palisades Park, New Jersey, for $22 million. This acquisition was financed with a $13.5 million loan. We acquired these properties in April 2005. Also, in April 2005, we entered into a contract to purchase Cordoba Beach Park, a 166-unit apartment community in Tampa, Florida, for conversion and sale as condominiums. We closed this $41.2 million acquisition in April, financing $37.8 million of the purchase price with a loan.

Off-Balance Sheet Arrangements. Guaranteed debt of unconsolidated partnerships and joint ventures includes $8 million that relates to a mortgage that matures in 2006 with a three month extension option, $7.5 million that relates to a mortgage that matures in 2006 with an extension option for one year, and $6 million that relates to a mortgage that matures in 2006. We have also guaranteed construction loans totaling $120.6 million on three unconsolidated properties. The loan on two of these properties matures in 2005 and has a balance as of March 31, 2005, of $68.8 million. The other construction loan matures in 2008, may be extended six months, and has a March 31, 2005, balance of $12.3 million.

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

Revenue Recognition. For mid- rise and high-rise condominium developments we recognize revenue from homebuilding sales using the percentage-of-completion method. Under this method, once construction is beyond a preliminary stage, buyers are committed to the extent of being unable to require refunds except for non- delivery of the home, a substantial percentage of homes are under firm contracts, the sale prices are deemed collectible, and remaining costs and revenues can be reasonably estimated, revenue is recorded as a portion of the value of non-cancelable sale contracts. Revenue recognized is calculated based upon the percentage of construction costs incurred in relation to total estimated construction costs. Any amounts due under sale contracts, to the extent recognized as revenue, are recorded as contracts receivable. Any amounts received from closings of sales in excess of revenue based on the percentage of completion are recorded as deferred revenue. Revenue from homebuilding sales of other developments (including condominium conversions, townhomes, and land developments) is recognized at the time of closing under the completed contract method.

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

Gains on Sale of Real Estate. Gains on sales of real estate are recognized when and to the extent permitted by SFAS No. 66 — “Accounting for Sales of Real Estate.” Until the requirements of SFAS No. 66 for full profit recognition have been met, transactions are accounted for using the deposit, installment, cost recovery, or financing method, whichever is appropriate.

Environmental Matters

Under federal, state, and local environmental laws, ordinances, and regulations, Tarragon may be liable for removal or remediation costs, as well as other costs (such as fines or injuries to persons and property) where our employees may have arranged for removal, disposal, or treatment of hazardous or toxic substances. In addition, environmental laws impose liability for release of asbestos-containing materials into the air, and third parties can seek recovery from Tarragon for personal injury associated with those materials. We are not aware of any liability relating to these matters that would have a material adverse effect on our business, financial position, or results of operations. However, there is a matter involving the alleged release of asbestos-containing materials at one of our condominium conversion projects. As of this date, we are unable to determine the outcome of this matter and whether it will have a material impact on our financial statements. We have incurred legal and other professional fees and costs of relocating residents in connection with this matter totaling $454,000 to date. Remediation has been completed at a total cost of $795,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates that may adversely affect our financial position, results of operations, and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage such exposure through our regular operating and financing activities. We do not trade or speculate in financial instruments. There have been no material changes to our market risk since December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed as of the end of the period covered by this Form 10-Q, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at March 31, 2005, to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

However, the Company and its accountants identified a control deficiency in its internal controls over financial reporting as of December 31, 2004, which constituted a “material weakness” within the meaning of the Public Company Accounting Oversight Board Auditing Standard No. 2. The material weakness related to the Company’s accounting for income taxes. The year-end closing processes resulted in untimely identification of adjustments to the deferred tax liabilities. As a result, an error was discovered that affected the second quarter 2004 provision for income taxes. Management undertook exhaustive efforts to obtain relevant tax and accounting records to support the deferred tax assets and liabilities as of December 31, 2004, and concluded that the financial statements were properly stated in accordance with generally accepted accounting principles.

In response to the foregoing material weakness, management is currently evaluating the need for additional resources dedicated to accounting for income taxes.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Sale of Unregistered Securities

On September 16, 2004, we completed the sale of $50 million principal amount of 8% Senior Convertible Notes Due 2009 (the “Notes”) to Lazard, Frères & Co., LLC (“Lazard”) as the Initial Purchaser under a Purchase Agreement dated September 9, 2004 (the “Purchase Agreement”). Lazard resold the Notes pursuant to and in reliance upon Rule 144A [under the Securities Act of 1933, as amended] to persons reasonably believed to be “Qualified Institutional Buyers” as defined in Rule 144A. The Notes are general, senior, unsecured obligations of Tarragon, bear interest at the rate of 8% per annum and are convertible into Tarragon Common Stock at an initial conversion rate of 81.6993 shares per $1,000 in principal amount of Notes (equal to a conversion price of $12.24 per share of Tarragon Common Stock on a post-split basis), subject to adjustment in certain instances. We sold the Notes to the Initial Purchaser at a 6% discount which resulted in net proceeds to Tarragon of $47 million.

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

As of April 30, 2005, no shares of Common Stock had been issued upon conversion of the Notes and no presentation for such conversion had been made.

On April 22, 2005, we entered into a Membership Interest Purchase Agreement with Flecboa, Inc., to purchase its 30% membership interest in Fenwick Tarragon Apartments, LLC, which owns Vintage at Fenwick Plantation Apartments. We extended a $960,000 promissory note payable to Flecboa, secured by 55,402 unregistered shares of our common stock with a market value at April 15, 2005, of $1 million. Upon the maturity of the promissory note on January 6, 2006, Flecboa may elect to retain the common stock and cancel the promissory note or receive $1 million cash and return the common stock.

Share Repurchase Program. Tarragon’s Board of Directors authorized the repurchase of up to 1 million shares of its common stock under a share repurchase program implemented in September 2001. In March 2004, the Board of Directors authorized the repurchase of up to an additional 500,000 shares. The share repurchase program has no expiration date. Through March 31, 2005, we had repurchased 769,509 shares of our common stock pursuant to this repurchase program. The following table presents shares repurchased during the three months ended March 31, 2005.

			Total Number of	Maximum Number
			Shares Repurchased	of Shares that May
	Total Number of	Weighted	as Part of Publicly	Yet Be
	Shares	Average Price	Announced	Repurchased
Period	Repurchased	Paid per Share	Program	Under the Program
January 1 thru January 31, 2005	—	$—	—
February 1 thru February 28, 2005	—	—	—
March 1 thru March 31, 2005	20,500	20.01	20,500

Total	20,500	$20.01	20,500	689,491

ITEM 6. EXHIBITS

(a) Exhibits:

3.1	Articles of Incorporation of Tarragon Realty Investors, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K dated July 10, 1997).

3.2	Certificate of Designation of Preferences and Relative Participating or Optional or Other Special Rights and Qualification, Limitations or Restrictions thereof of 10% Cumulative Preferred Stock of Tarragon Realty Investors, Inc., as filed with and approved by the Secretary of State of Nevada on May 1, 2000 (incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-31424 on Form S-4).

3.3	Certificate of Amendment to the Articles of Incorporation of Tarragon Corporation as filed with and approved by the Secretary of State of Nevada on June 22, 2004 (incorporated by reference to Exhibit 3.10 to Form 8-K dated June 14, 2004).

4.1	Indenture Agreement dated September 16, 2004, between Tarragon Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarterly period ended September 30, 2004).

31.1*	Rule 13a-14(a) certification by William S. Friedman, Chief Executive Officer.

31.2*	Rule 13a-14(a) certification by Erin D. Pickens, Executive Vice President and Chief Financial Officer.

32*	Section 1350 certifications by William S. Friedman, President and Chief Executive Officer, and Erin D. Pickens, Executive Vice President and Chief Financial Officer.

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARRAGON CORPORATION

Date: May 10, 2005	By: /s/William S. Friedman
William S. Friedman
Chief Executive Officer, Director, and
Chairman of the Board of Directors

Date: May 10, 2005	By: /s/Erin D. Pickens
Erin D. Pickens
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: May 10, 2005	By: /s/Stephanie D. Buffington
Stephanie D. Buffington
Director of Financial Reporting
(Principal Accounting Officer)

TARRAGON CORPORATION
INDEX TO EXHIBITS

EXHIBIT 3.1	Articles of Incorporation of Tarragon Realty Investors, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K dated July 10, 1997).

EXHIBIT 3.2	Certificate of Designation of Preferences and Relative Participating or Optional or Other Special Rights and Qualification, Limitations or Restrictions thereof of 10% Cumulative Preferred Stock of Tarragon Realty Investors, Inc., as filed with and approved by the Secretary of State of Nevada on May 1, 2000 (incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-31424 on Form S-4).

EXHIBIT 3.3	Certificate of Amendment to the Articles of Incorporation of Tarragon Corporation as filed with and approved by the Secretary of State of Nevada on June 22, 2004 (incorporated by reference to Exhibit 3.10 to Form 8-K dated June 14, 2004).

EXHIBIT 4.1	Indenture Agreement dated September 16, 2004, between Tarragon Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarterly period ended September 30, 2004).

EXHIBIT 31.1*	Rule 13a-14(a) certification by William S. Friedman, Chief Executive Officer.

EXHIBIT 31.2*	Rule 13a-14(a) certification by Erin D. Pickens, Executive Vice President and Chief Financial Officer.

EXHIBIT 32*	Section 1350 certifications by William S. Friedman, Chief Executive Officer, and Erin D. Pickens, Executive Vice President and Chief Financial Officer.

*	filed herewith