Form 10-Q
period 2005-06-30
TARRAGON CORP
filed 2005-08-09
CIK 1038217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Common Stock, $.01 par value	24,688,017

(Class)	(Outstanding at July 29, 2005)

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
The accompanying Consolidated Financial Statements for the period ended June 30, 2005, have not been audited by independent registered public accountants, but, in our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of consolidated financial position, consolidated results of operations, and consolidated cash flows at the dates and for the periods indicated have been included.
TARRAGON CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2005	2004
	(dollars in thousands)
Assets

Homebuilding inventory	$670,494	$287,353
Real estate held for investment (net of accumulated depreciation of $118,831 in 2005 and $128,375 in 2004)	311,601	489,215
Contracts receivable	47,481	99,744
Assets held for sale	129,791	21,870
Investments in and advances to partnerships and joint ventures	68,661	48,074
Cash and cash equivalents	25,201	22,066
Restricted cash	39,229	30,210
Goodwill	2,691	2,691
Other assets, net	65,465	47,068

	$1,360,614	$1,048,291

Liabilities and Stockholders’ Equity

Liabilities
Notes and interest payable	$895,027	$770,247
Liabilities related to assets held for sale	143,223	20,664
Net deferred tax liability	32,625	12,720
Other liabilities	85,209	71,217

	1,156,084	874,848
Commitments and contingencies

Minority interest	14,961	21,760

Stockholders’ equity
Common stock, $.01 par value; authorized shares, 100,000,000; shares issued, 33,325,289 in 2005 and 21,179,479 in 2004	333	212
Special stock, $.01 par value; authorized shares, 17,500,000; shares outstanding, none	—	—
Cumulative preferred stock, $.01 par value; authorized shares, 2,500,000; shares outstanding 748,833 in 2005 and 753,833 in 2004; liquidation preference, $8,986 in 2005 and $9,040 in 2004, or $12 per share	8	8
Paid-in capital	345,647	336,877
Accumulated deficit	(128,339)	(158,553)
Treasury stock, at cost (8,829,384 shares in 2005 and 5,856,587 shares in 2004)	(28,080)	(26,861)

	189,569	151,683

	$1,360,614	$1,048,291

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
	(dollars in thousands, except per share data)
Revenue
Homebuilding sales	$69,128	$42,083	$132,718	$78,149
Rentals	15,707	13,861	31,047	27,579
Management fees and other (including $84 and $170 in the three and six month periods in 2005 and $90 and $207 in the three and six month periods in 2004 from affiliates)	116	158	377	350

	84,951	56,102	164,142	106,078

Expenses
Costs of homebuilding sales	57,274	32,775	105,268	62,278
Property operations	8,011	6,814	15,657	13,739
Depreciation	2,803	3,245	6,131	6,446
General and administrative
Corporate	5,557	3,918	10,642	7,942
Property	1,221	990	2,521	2,105

	74,866	47,742	140,219	92,510

Other income and expenses
Equity in income of partnerships and joint ventures	8,239	5,023	16,669	5,810
Minority interests in income of consolidated partnerships and joint ventures	(509)	(1,886)	(1,345)	(3,489)
Interest income (including $232 in the six month period in 2004 from affiliates)	157	87	299	413
Interest expense (including $46 in the three and six months periods in 2005 and $2 in the six month period in 2004 to affiliates)	(5,088)	(4,015)	(10,133)	(7,932)
Gain on sale of real estate	342	—	2,571	378
Gain on disposition of other assets	—	1,698	—	2,075

Income from continuing operations before income taxes	13,226	9,267	31,984	10,823
Income tax (expense) benefit	(5,166)	5,032	(12,514)	5,032

Income from continuing operations	8,060	14,299	19,470	15,855
Discontinued operations, net of income taxes
Income from operations	999	210	2,208	599
Gain on sale of real estate	—	2,666	8,986	2,666

Net income	9,059	17,175	30,664	19,120
Dividends on cumulative preferred stock	(225)	(226)	(449)	(452)

Net income allocable to common stockholders	$8,834	$16,949	$30,215	$18,668

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) (Continued)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
	(dollars in thousands, except per share data)
Earnings per common share
Income from continuing operations allocable to common stockholders	$.32	$.62	$.79	$.70
Discontinued operations	.04	.13	.46	.14

Net income allocable to common stockholders	$.36	$.75	$1.25	$.84

Earnings per common share — assuming dilution
Income from continuing operations allocable to common stockholders	$.27	$.54	$.64	$.60
Discontinued operations	.03	.11	.35	.13

Net income allocable to common stockholders	$.30	$.65	$.99	$.73

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months
	Ended June 30,
	2005	2004
	(dollars in thousands)
Cash Flows from Operating Activities
Net income	$30,664	$19,120
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income taxes	19,905	(5,032)
Gain on disposition of other assets	—	(2,075)
Gain on sale of real estate	(17,333)	(3,044)
Minority interests in income of consolidated partnerships and joint ventures	1,345	3,489
Depreciation and amortization	10,209	12,464
Equity in income of partnerships and joint ventures	(16,669)	(5,810)
Costs of homebuilding sales	105,268	62,278
Purchase of homebuilding inventory	(326,797)	(28,509)
Noncash compensation related to stock options	610	235
Excess of homebuilding sales revenue over sales collected attributable to commissions and closing costs	(9,054)	(1,329)
Homebuilding renovation and development costs paid	(67,114)	(48,152)
Earnest money deposits paid on homebuilding inventory	(8,477)	(6,129)
Excess of home sale proceeds over revenue recognized (excess of revenue recognized over home sale proceeds) for percentage of completion projects	67,293	(39,539)
Changes in other operating assets and other liabilities, net of effects of non-cash investing and financing activities:
Increase in interest receivable	(47)	(231)
Increase in other assets	(19,784)	(10,197)
Increase in other liabilities	8,229	1,825
Decrease in interest payable	(13,437)	(14,011)

Net cash used in operating activities	(235,189)	(64,647)

Cash Flows from Investing Activities
Purchase of rental apartment communities	(39,667)	(15,526)
Purchase of land for development	(467)	(4,535)
Proceeds from the sale of real estate	38,034	1,203
Property capital improvements	(2,821)	(4,619)
Costs of developing rental apartment communities	(23,123)	(2,244)
Earnest money deposits paid	(1,796)	—
Earnest money deposits received	783	—
Distributions from investing activities of partnerships and joint ventures	1,665	—
Advances to partnerships and joint ventures for development costs or for the purchase of land for development	(16,251)	(5,219)
The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (Continued)

	For the Six Months
	Ended June 30,
	2005	2004
	(dollars in thousands)
Cash Flows from Investing Activities (continued)
Net distributions from operating activities of partnerships and joint ventures	$16,716	$1,738
Proceeds from disposition of other assets	—	2,075
Distributions to minority partners of consolidated partnerships and joint ventures	(455)	(582)
Buyout of minority partners	(17,000)	—
Other	7	93

Net cash used in investing activities	(44,375)	(27,616)

Cash Flows from Financing Activities
Proceeds from borrowings	563,787	169,081
Principal payments on notes payable	(285,189)	(83,857)
Distributions from financing activities of partnerships and joint ventures	—	3,685
Stock repurchases	(1,238)	(312)
Dividends to stockholders	(462)	(452)
Proceeds from the exercise of stock options	5,938	4,746
Other	(137)	(71)

Net cash provided by financing activities	282,699	92,820

Net increase in cash and cash equivalents	3,135	557
Cash and cash equivalents, beginning of period	22,066	21,626

Cash and cash equivalents, end of period	$25,201	$22,183

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$24,614	$25,458

Income taxes paid	$8,703	$350

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (Continued)

	For the Six Months
	Ended June 30,
	2005	2004
	(dollars in thousands)
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Changes in assets and liabilities in connection with the purchase of rental apartment communities:
Real estate	$39,342	$15,409
Restricted cash	172	114
Other assets	555	163
Other liabilities	(402)	(160)

Cash paid	$39,667	$15,526

Assets written off and liabilities released in connection with the sale of real estate:
Real estate	$59,973	$2,517
Other assets	2,832	137
Notes and interest payable	(41,771)	(4,402)
Other liabilities	(294)	(93)
Minority interest	(39)	—
Gain on sale	17,333	3,044

Cash received	$38,034	$1,203

Effect on assets and liabilities of the consolidation of four apartment communities and three homebuilding projects in 2004:
Real estate	$—	$95,962
Homebuilding inventory	—	99,882
Contracts receivable	—	78,066
Investments in and advances to partnerships and joint ventures	—	(61,872)
Restricted cash	—	16,833
Other assets	—	13,550
Cash acquired on consolidations	—	82
Notes and interest payable	—	(213,645)
Other liabilities	—	(22,693)
Minority interest	—	(6,165)

	$—	$—

Real estate held for investment transferred to homebuilding inventory	$120,975	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1. BASIS OF PRESENTATION
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for the six month period ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2004. Dollar amounts in tables are in thousands, except for per share data. Certain 2004 balances have been reclassified to conform to the 2005 presentation.
NOTE 2. STOCK-BASED AWARDS
In 2002, we adopted the fair value method defined in Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” in accounting for our stock option plans, where previously we applied the Accounting Principles Board’s Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related Interpretations. We elected to apply it prospectively for all options granted or modified since the beginning of 2002, as allowed by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Because some awards under the plans vest over periods ranging from one to five years, the cost related to stock-based employee compensation included in the determination of net income for the three and six month periods ended June 30, 2005 and 2004, is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per common share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income allocable to common stockholders, as reported	$8,834	$16,949	$30,215	$18,668
Add:
Stock-based employee compensation expense included in reported net income, net of income taxes	100	96	371	235
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(104)	(96)	(381)	(246)

Pro forma net income allocable to common stockholders	$8,830	$16,949	$30,205	$18,657

Earnings per common share
Net income allocable to common stockholders, as reported	$.36	$.75	$1.25	$.84

Net income allocable to common stockholders, pro forma	$.36	$.75	$1.25	$.84

Earnings per common share — assuming dilution
Net income allocable to common stockholders, as reported	$.30	$.65	$.99	$.73

Net income allocable to common stockholders, pro forma	$.30	$.65	$.99	$.73

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 3. VARIABLE INTEREST ENTITIES
We have consolidated three variable interest entities (“VIEs”) of which we are the primary beneficiary in accordance with the Financial Accounting Standards Board’s Interpretation 46-R, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements.” The three VIEs consist of two limited liability companies that own and operate rental apartment communities with 620 units and one limited liability company engaged in homebuilding with a 215-unit age-restricted traditional new development. The aggregate total assets of these VIEs were $52.3 million as of June 30, 2005. Of the total assets, $35.7 million is classified as real estate held for investment and $14.8 million is classified as homebuilding inventory in the accompanying June 30, 2005, Consolidated Balance Sheet. Two of these VIEs have mortgages totaling $38.8 million that are non-recourse to the general assets of Tarragon.
NOTE 4. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES
Investments in and advances to partnerships and joint ventures consisted of the following:

		June 30,	December 31,
	Profits Interest	2005	2004
801 Pennsylvania Avenue	50%	$18	$30
Ansonia Apartments, L.P	70%	—	367
Ansonia Liberty, L.L.C	90%	—	10
Orchid Grove, L.L.C	50%	2,581	4,646
Danforth Apartment Owners, L.L.C	99%	—	—
Delaney Square, L.L.C	50%	62	5,778
Hoboken joint ventures :
900 Monroe Street Development, L.L.C	63%	7,970	1,792
Block 99/102 Development, L.L.C	55%	9,881	5,622
Block 144 Development, L.L.C	63%	301	282
Madison Warehouse Development, L.L.C	63%	2,033	1,975
TDC/Ursa Hoboken Sales Center, LLC	48%	1,455	1,140
Thirteenth Street Development, L.L.C	50%	12,144	12,749
Upper Grand Realty, L.L.C	50%	465	345
Larchmont Associates, L.P	57%	—	2,026
Lopo, L.P	50%	3,489	—
Merritt Stratford, L.L.C	50%	231	229
Orion Towers Tarragon L.L.P	70%	15,217	2,100
Park Avenue Tarragon, L.L.C	50%	10,137	6,119
Tarragon Calistoga, L.L.C	80%	632	632
Tarragon Savannah I & II, L.L.C	99%	2,045	2,232
Vineyard at Eagle Harbor, L.L.C	99%	—	—

		$68,661	$48,074

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
We have guaranteed one $7.5 million mortgage of an unconsolidated joint venture. Additionally, we have guaranteed four construction loans totaling $190.9 million and two land loans totaling $14 million of unconsolidated joint ventures. The construction loans have

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 4. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES (Continued)
an aggregate balance as of June 30, 2005, of $111.7 million. We have recorded liabilities totaling $2.1 million in connection with five of these guarantees. Estimated fair values of other guarantees provided since January 1, 2004, are not significant.
Below are unaudited summarized financial data for our unconsolidated partnerships and joint ventures for the three and six month periods ended June 30, 2005 and 2004.

	Thirteenth
	Street		Total All
	Development	Other	Partnerships
Three Months Ended June 30, 2005

Homebuilding sales	$11,216	$52,986	$64,202
Costs of homebuilding sales	(6,656)	(38,122)	(44,778)
Rental revenue	—	8,391	8,391
Property and other operating expenses	(1)	(4,176)	(4,177)
Interest expense	(97)	(2,974)	(3,071)
Depreciation expense	—	(1,454)	(1,454)

Net income	4,462	14,651	19,113
Elimination of interest and management fees paid to Tarragon	—	357	357

Net income before interest and management fees paid to Tarragon	$4,462	$15,008	$19,470

Equity in income of partnerships and joint ventures	$1,034	$6,982	$8,016

Cash distributions in excess of investment	$—	$223	$223

Three Months Ended June 30, 2004

Rental revenue			$9,236
Property and other operating expenses			(4,294)
Interest expense			(3,318)
Depreciation expense			(1,583)

Income from continuing operations			41
Discontinued operations
Loss from operations (1)			(264)

Net loss			(223)
Elimination of management fees paid to Tarragon			362

Net income before interest and management fees paid to Tarragon			$139

Equity in income of partnerships and joint ventures			$166

Cash distributions in excess of investment			$4,857

(1)	Revenue presented in discontinued operations was $461,000 in 2004.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 4. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES (Continued)

	Thirteenth
	Street		Total All
	Development	Other	Partnerships
Six Months Ended June 30, 2005
Homebuilding sales	$25,553	$95,105	$120,658
Costs of homebuilding sales	(14,391)	(66,820)	(81,211)
Rental revenue	—	16,774	16,774
Property and other operating expenses	(2)	(8,168)	(8,170)
Interest expense	(289)	(5,928)	(6,217)
Depreciation expense	—	(2,738)	(2,738)

Income from continuing operations	10,871	28,225	39,096
Discontinued operations
Loss from operations (1)	—	(263)	(263)
Loss on sale of real estate	—	(350)	(350)

Net income	10,871	27,612	38,483
Elimination of interest and management fees paid to Tarragon	—	719	719

Net income before interest and management fees paid to Tarragon	$10,871	$28,331	$39,202

Equity in income of partnerships and joint ventures	$3,691	$12,640	$16,331

Cash distributions in excess of investment	$—	$338	$338

Six Months Ended June 30, 2004

Rental revenue			$18,430
Property and other operating expenses			(8,753)
Interest expense			(6,483)
Depreciation expense			(3,134)

Loss from continuing operations			60
Discontinued operations
Loss from operations (1)			(720)

Net loss			(660)
Elimination of management fees paid to Tarragon			722

Net income before interest and management fees paid to Tarragon			$62

Equity in income of partnerships and joint ventures			$120

Cash distributions in excess of investment			$5,690

(1)	Revenue presented in discontinued operations was $172,000 in 2005 and $858,000 in 2004.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 5. EARNINGS PER COMMON SHARE
Earnings per common share have been computed based on the weighted average number of shares of common stock outstanding for the three and six month periods ended June 30, 2005 and 2004. Following is a reconciliation of earnings per common share and earnings per common share — assuming dilution. The information presented for 2004 has been restated to give effect to the three-for-two stock split in February 2005.

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income allocable to common stockholders, as reported	$8,834	$16,949	$30,215	$18,668
Add:
Interest expense on convertible notes, net of income taxes	841	—	1,711	—

Net income allocable to common stockholders — assuming dilution	$9,675	$16,949	$31,926	$18,668

Earnings per common share
Net income allocable to common stockholders	$.36	$.75	$1.25	$.84

Net income allocable to common stockholders — assuming dilution	$.30	$.65	$.99	$.73

Weighted average shares of common stock used in computing earnings per share	24,389,242	22,606,535	24,089,424	22,102,859
Convertible preferred interest of minority partner in consolidated joint venture	668,096	668,096	668,096	668,096
Convertible notes	5,065,356	—	5,065,356	—
Effect of stock appreciation rights	130,371	—	112,677	—
Effect of stock options	2,263,771	2,580,429	2,243,187	2,674,884

Weighted average shares of common stock used in computing earnings per share — assuming dilution	32,516,836	25,855,060	32,178,740	25,445,839

NOTE 6. SEGMENT REPORTING
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

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 6. SEGMENT REPORTING (Continued)
Homebuilding. Our active communities at June 30, 2005, include the following:

		Remaining
		Homes or
Community	Location	Home Sites		Description

Consolidated communities
100 East Las Olas	Ft. Lauderdale, FL	89		Mid—rise luxury condominium development
1100 Adams	Hoboken, NJ	76		Mid—rise luxury condominium development
5600 Collins Avenue	Miami Beach, FL	6		Condominium conversion
Alexandria Pointe	Deland, FL	102		Land development
Alta Mar	Ft. Meyers, FL	131	(1)	Mid—rise luxury condominium development
Arlington Park	Tampa, FL	38		Townhome conversion
Belle Park	Nashville, TN	36		Land development
Bishops Court at Windsor Parke	Jacksonville, FL	324		Condominium conversion
Block 88	Hoboken, NJ	220		Mid—rise luxury condominium development
The Bordeaux	Orlando, FL	199		Condominium conversion
Central Park at Vista Lakes	Orlando, FL	296		Condominium conversion
Cordoba Beach Park	Tampa, FL	166		Condominium conversion
The Exchange	Ft. Lauderdale, FL	87		Loft development
Georgetown at Celebration	Celebration, FL	191		Condominium conversion
Knightsbridge at Stoneybrooke	Orlando, FL	396		Condominium conversion
Las Olas River House	Ft. Lauderdale, FL	67	(1)	High—rise luxury condominium development
Lincoln Pointe	Aventura, FL	526		Land development
Montreaux at Deerwood Lake	Jacksonville, FL	408		Condominium conversion
One Hudson Park	Edgewater, NJ	168		High—rise luxury condominium development
Oxford Place	Tampa, FL	298		Condominium conversion
The Quarter at Ybor City	Tampa, FL	455		Condominium conversion
Southampton Pointe	Charleston, SC	240		Condominium conversion
Southridge Pointe	Deland, FL	24		Land development
Twelve Oaks at Fenwick Plantation	Charleston, SC	216		Condominium conversion
Venetian Bay Village III	Kissimmee, FL	108		Townhome vacation community
The Villas at Seven Dwarfs Lane	Orlando, FL	256		Townhome vacation community
Warwick Grove	Warwick, NY	212		Traditional new development — flats,
				townhomes, and condominiums
Waterstreet at Celebration	Celebration, FL	1		Condominium conversion
Woods of Lake Helen	Lake Helen, FL	89		Land development
Woods at Southridge	Deland, FL	12		Land development
Yacht Club on the Intracoastal	Hypoluxo, FL	374		Condominium conversion

		5,811

Unconsolidated communities
Block 99	Hoboken, NJ	217		Mid—rise luxury condominium development
The Grande	Orlando, FL	1		Mid—rise condominium conversion
The Hamptons	Orlando, FL	498		Mixed use retail and condominium conversion
Lofts on Post Oak	Houston, TX	351		Condominium conversion
Orchid Grove	Pompano Beach, FL	481		Townhome community
XII Hundred Grand	Hoboken, NJ	159	(1)	Mid—rise luxury condominium development

		1,707

		7,518

(1)	We have recognized revenue from the sale of 129 homes for Alta Mar, 230 homes for Las Olas River House (of which 220 units have been closed), and 159 homes for XII Hundred Grand under the percentage of completion method as of June 30, 2005.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 6. SEGMENT REPORTING (Continued)
Also included in the Homebuilding Division are rental communities under development or in initial lease-up, existing rental communities under renovation or reposition, and land held for development or sale. We had 532 units in lease-up and/or under construction at June 30, 2005. We plan to start construction of a 328-unit apartment community in the third quarter of 2005. We measure the performance of our Homebuilding Division primarily by gross profit from home sales.
Investment. This division includes properties with stabilized operations. We consider a property stabilized when development or renovation is substantially complete and recurring operating income exceeds operating expenses and debt service. The Investment Division has 8,144 consolidated stabilized apartments and 3,364 stabilized apartments owned through unconsolidated partnerships and joint ventures. It also has consolidated commercial properties with 1.3 million square feet and a commercial property owned through an unconsolidated joint venture with 62,229 square feet. As discussed in NOTE 7. “ASSETS HELD FOR SALE,” in March 2005, our Board of Directors approved a strategic plan to sell a substantial portion of our Investment Division properties. Accordingly, the results of operations of 16 apartment communities with 3,287 units and 15 commercial properties with 1.2 million square feet have been presented in discontinued operations in the accompanying Consolidated Statements of Income.
We use net operating income to measure the performance of our Investment Division. Net operating income is defined as rental revenue less property operating expenses (excluding depreciation). We believe net operating income is an important supplemental measure of operating performance of our investment properties because it provides a measure of the core operations of the properties. Additionally, we believe that net operating income, as defined, is a widely accepted measure of comparative operating performance in the real estate investment community. We believe that net income is the most directly comparable GAAP measure to net operating income. The operating statements for the Investment Division present reconciliations of Investment Division net operating income to Investment Division income (loss) before taxes.
We allocate our general and administrative expenses between the divisions based on the functions of the corporate departments. We allocate other corporate items, including interest income, management fee and other revenue, and minority interests in income of consolidated partnerships and joint ventures that are not directly associated with one of our divisions in the same proportions as general and administrative expenses are allocated. Income taxes are not allocated between the divisions.
Following are operating statements and balance sheets for our two divisions and net operating income for our Investment Division. In our segment operating statements, we do not distinguish between consolidated and unconsolidated properties. We have provided a reconciliation of segment revenues to consolidated revenue below.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 6. SEGMENT REPORTING (Continued)

	HOMEBUILDING DIVISION
	Operating Statements
	For the Three Months				For the Six Months
	Ended June 30,				Ended June 30,
	2005		2004		2005		2004
Homebuilding sales	$133,330	100%	$42,083	100%	$253,376	100%	$78,149	100%
Cost of homebuilding sales	(102,052)	(76%)	(32,775)	(78%)	(186,479)	(74%)	(62,278)	(80%)

Gross profit on homebuilding sales	31,278	24%	9,308	22%	66,897	26%	15,871	20%

Minority interests in homebuilding sales of consolidated partnerships and joint ventures	(408)	—	(1,549)	(4%)	(1,216)	—	(2,627)	(3%)
Outside partners’ interests in homebuilding sales of unconsolidated partnerships and joint ventures	(9,384)	(7%)	—	—	(20,072)	(7%)	—	—
Overhead costs associated with investment in joint ventures	(1,501)	(1%)	—	—	(1,501)	(1%)	—	—
Performance—based compensation related to projects of unconsolidated partnerships and joint ventures	(487)	—	—	—	(1,433)	(1%)	—	—
Additional costs attributable to profits recognized by the investment division on intercompany sales	—	—	(369)	—	(519)	—	(791)	(1%)

	19,498	16%	7,390	18%	42,156	17%	12,453	16%

Other income and expenses:
Net income (loss) from rental operations	620	—	(324)	(1%)	250	—	(761)	(1%)
General and administrative expenses	(3,349)	(3%)	(3,372)	(8%)	(7,396)	(3%)	(6,771)	(8%)
Other corporate items	30	—	135	—	206	—	766	1%
Gain on disposition of joint venture interest	—	—	1,698	4%	—	—	1,698	2%
Gain on sale of real estate, net of minority interest	—	—	—	—	2,229	—	350	—

Income before taxes	$16,799	13%	$5,527	13%	$37,445	14%	$7,735	10%

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 6. SEGMENT REPORTING (Continued)

	HOMEBUILDING DIVISION
	Balance Sheets
	June 30,	December 31,
	2005	2004
Assets
Homebuilding inventory	$685,726	$287,873
Real estate held for investment	52,025	42,446
Contracts receivable	47,481	99,744
Investments in partnerships and joint ventures	66,596	44,217
Cash and cash equivalents	23,581	20,136
Restricted cash	32,860	23,757
Other assets	43,669	29,600

	$951,938	$547,773

Liabilities and Equity
Notes and interest payable	$511,013	$237,358
Other liabilities	72,767	55,997

	583,780	293,355

Minority interest	4,247	11,259
Equity	363,911	243,159

	$951,938	$547,773

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 6. SEGMENT REPORTING (Continued)

	INVESTMENT DIVISION
	Operating Statements
	For the Three Months				For the Six Months
	Ended June 30,				Ended June 30,
	2005		2004		2005		2004
Rental revenue	$29,960	100%	$34,029	100%	$63,133	100%	$67,304	100%
Property operating expenses	(15,870)	(53%)	(17,102)	(50%)	(32,499)	(51%)	(34,240)	(51%)

Net operating income	14,090	47%	16,927	50%	30,634	49%	33,064	49%
Net gain on sale of real estate	342		2,666		15,104		2,666
Loss on sale of real estate of unconsolidated partnerships and joint ventures	—		—		(811)		—
Distributions from unconsolidated partnerships and joint ventures in excess of investment	223		4,857		338		5,690
Minority interests in income of consolidated partnerships and joint ventures	(134)		(298)		(262)		(755)
Elimination of management and other fees paid to Tarragon by unconsolidated partnerships and joint ventures	357		362		719		722
Outside partners’ interests in (income) losses of unconsolidated partnerships and joint ventures	(34)		45		(117)		135
General and administrative expenses	(3,429)		(1,536)		(5,767)		(3,276)
Other corporate items	242		110		470		376
Interest expense	(9,267)		(9,664)		(19,576)		(18,850)
Depreciation expense	(4,898)		(7,964)		(10,405)		(15,700)

Income (loss) before taxes	$(2,508)		$5,505		$10,327		$4,072

	INVESTMENT DIVISION
	Balance Sheets
	June 30,	December 31,
	2005	2004
Assets
Real estate held for investment	$277,685	$487,173
Assets held for sale	136,165	21,870
Investments in partnerships and joint ventures	33,780	36,961
Cash and cash equivalents	1,620	1,930
Restricted cash	6,369	6,453
Other assets	13,821	17,469

	$469,440	$571,856

Liabilities and Deficit
Notes and interest payable	$384,014	$532,889
Liabilities related to assets held for sale	143,223	20,664
Other liabilities	12,443	13,693

	539,680	567,246

Minority interest	14,702	14,489
Deficit	(84,942)	(9,879)

	$469,440	$571,856

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 6. SEGMENT REPORTING (Continued)

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2005		2004		2005		2004
Investment Division net operating income:

Rental revenue
Same store stabilized apartment communities	$22,886	100%	$22,722	100%	$45,923	100%	$45,243	100%
Apartment communities stabilized during period	395	100%	394	100%	784	100%	394	100%
Apartment communities targeted for condominium conversion in 2005	1,319	100%	3,749	100%	5,263	100%	7,492	100%
Apartment communities acquired during period	1,541	100%	221	100%	2,658	100%	221	100%
Apartment communities sold during period	121	100%	3,247	100%	760	100%	6,366	100%
Commercial properties	3,698	100%	3,696	100%	7,745	100%	7,588	100%

	29,960	100%	34,029	100%	63,133	100%	67,304	100%

Property operating expenses
Same store stabilized apartment communities	(11,747)	(51%)	(11,198)	(49%)	(23,304)	(51%)	(22,709)	(50%)
Apartment communities stabilized during period	(258)	(65%)	(330)	(84%)	(565)	(72%)	(330)	(84%)
Apartment communities targeted for condominium conversion in 2005	(755)	(57%)	(1,641)	(44%)	(2,377)	(45%)	(3,244)	(43%)
Apartment communities acquired during period	(947)	(61%)	(92)	(42%)	(1,484)	(56%)	(92)	(42%)
Apartment communities sold during period	(86)	(71%)	(1,846)	(57%)	(665)	(88%)	(3,863)	(61%)
Commercial properties	(2,077)	(56%)	(1,995)	(54%)	(4,104)	(53%)	(4,002)	(53%)

	(15,870)	(53%)	(17,102)	(50%)	(32,499)	(51%)	(34,240)	(51%)

Net operating income
Same store stabilized apartment communities	11,139	49%	11,524	51%	22,619	49%	22,534	50%
Apartment communities stabilized during period	137	35%	64	16%	219	28%	64	16%
Apartment communities targeted for condominium conversion in 2005	564	43%	2,108	56%	2,886	55%	4,248	57%
Apartment communities acquired during period	594	39%	129	58%	1,174	44%	129	58%
Apartment communities sold during period	35	29%	1,401	43%	95	12%	2,503	39%
Commercial properties	1,621	44%	1,701	46%	3,641	47%	3,586	47%

	$14,090	47%	$16,927	50%	$30,634	49%	$33,064	49%

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 6. SEGMENT REPORTING (Continued)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Reconciliation of divisional revenues to consolidated revenue:
Homebuilding division total revenue	$133,330	$42,083	$253,376	$78,149
Less homebuilding sales revenue of unconsolidated partnerships and joint ventures	(64,202)	—	(120,658)	—
Add management fee and other revenue included in other corporate items	30	124	206	252
Add rental revenue from homebuilding properties presented in net income (loss) from rental operations	3,120	305	3,462	1,109

Homebuilding division contribution to consolidated revenue	72,278	42,512	136,386	79,510

Investment division rental revenue	29,960	34,029	63,133	67,304
Less investment division rental revenue presented in discontinued operations	(8,982)	(10,776)	(18,602)	(21,546)
Add management fee and other revenue included in other corporate items	86	34	171	98
Less rental revenues of unconsolidated partnerships and joint ventures	(8,391)	(9,697)	(16,946)	(19,288)

Investment division contribution to consolidated revenue	12,673	13,590	27,756	26,568

Consolidated total revenue	$84,951	$56,102	$164,142	$106,078

Reconciliation of divisional net income (loss) before taxes to consolidated net income:
Homebuilding division net income before taxes	$16,799	$5,527	$37,445	$7,735
Add additional costs attributable to profits recognized by investment division on intercompany sales	—	369	519	791
Add depreciation on higher basis resulting from intercompany sales	—	—	—	29

Homebuilding division contribution to consolidated net income	16,799	5,896	37,964	8,555

Investment division net income (loss) before taxes	(2,508)	5,505	10,327	4,072
Add reduction to investment division gain on sale of real estate for profit previously recognized by homebuilding division	—	—	811	—
Add depreciation on higher basis resulting from intercompany sales	576	742	1,271	1,461

Investment division contribution to consolidated net income	(1,932)	6,247	12,409	5,533

Income tax (expense) benefit	(5,808)	5,032	(19,709)	5,032

Consolidated net income	$9,059	$17,175	$30,664	$19,120

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 6. SEGMENT REPORTING (Continued)

	June 30,	December 31,
	2005	2004
Reconciliation of divisional total assets to consolidated total assets:
Homebuilding division total assets	$951,938	$547,773
Investment division total assets	469,440	571,856

	1,421,378	1,119,629
Less higher basis resulting from intercompany sales	(71,430)	(74,029)
Add prepaid income taxes	7,975	—
Add goodwill	2,691	2,691

Consolidated total assets	$1,360,614	$1,048,291

NOTE 7. ASSETS HELD FOR SALE
In March 2005, our Board of Directors approved a strategic plan to sell a substantial portion of our Investment Division properties. The properties we intend to sell are classified as Assets Held for Sale as of June 30, 2005, and their results of operations are presented in discontinued operations.
Assets held for sale and liabilities related to assets held for sale in the accompanying Consolidated Balance Sheets are as follows:

	June 30,	December 31,
	2005	2004
Real estate (net of accumulated depreciation of $66,839 in 2005 and $3,257 in 2004)	$125,251	$21,358
Other assets, net	4,540	512

	$129,791	$21,870

Notes and interest payable	$139,164	$20,529
Other liabilities	4,059	135

	$143,223	$20,664

The June 30, 2005, amounts include balances related to 16 apartment communities and 15 commercial properties we either have under contract of sale or are actively marketing for sale.
The December 31, 2004, amounts include balances related to an apartment community under contract of sale at December 31, 2004, and sold in January 2005.
In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” operating results for properties for which we have implemented plans of disposal have been reported in discontinued operations. Discontinued operations for the three and six months ended June 30, 2005 and 2004 include the operations of six properties sold since the beginning of 2004 and 31 properties held for sale as of June 30, 2005, which were previously reported in the Investment Division. The results of these operations were as follows:

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 7. ASSETS HELD FOR SALE (Continued)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Rental revenue	$8,982	$10,776	$18,602	$21,546
Property operating expenses	(5,026)	(5,846)	(10,172)	(11,707)
Interest expense	(2,233)	(2,447)	(4,474)	(4,684)
Depreciation expense	(82)	(2,273)	(329)	(4,556)

Income from operations before income taxes	1,641	210	3,627	599
Income tax expense	(642)	—	(1,419)	—

Income from operations	$999	$210	$2,208	$599

Gain on sale of real estate before income taxes	$—	$2,666	$14,762	$2,666
Income tax expense	—	—	(5,776)	—

Gain on sale of real estate	$—	$2,666	$8,986	$2,666

NOTE 8. NOTES PAYABLE
On June 15, 2005, we issued $40 million of subordinated unsecured notes due June 30, 2035. The notes bear interest, payable quarterly, at a rate of 8.71% through June 30, 2010, and thereafter at a variable rate equal to LIBOR plus 4.4% per annum. The notes are prepayable after June 30, 2010 at par.
NOTE 9. COMMITMENTS AND CONTINGENCIES
Tarragon is not aware of any liability relating to federal, state, and local environmental laws, ordinances, and regulations that would have a material adverse effect on our business, financial position, results of operations or cash flow. In April 2003, in connection with the condominium conversion of Pine Crest Village at Victoria Park, a contractor for Tarragon may have inadvertently disturbed asbestos-containing materials. Such actions are currently under investigation by the Environmental Protection Agency and may result in civil and/or criminal proceedings under applicable law. The extent of any resulting liability is unknown at this time. We have incurred legal and other professional fees and costs of relocating residents in connection with this matter totaling $458,000 through June 30, 2005. Remediation has been completed at a total cost of $795,000.
In December 2004, Tarragon was notified by its general liability insurer that it was withdrawing coverage for Orlando Central Park Tarragon, LLC, one of our subsidiaries, in connection with a negligence action pending in state court in Florida for personal injuries and damages allegedly suffered by the plaintiff as a result of the use by the outside property management company of an insecticide at the property. The extent of the property owner’s liability for the plaintiff’s claims is unknown at this time.
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
The risks, uncertainties, and assumptions that are involved in our forward-looking statements include:
•	general industry, economic, and market conditions, particularly with regard to apartment property occupancy, rental growth rates, prevailing rental rates, and competition in the markets where our rental properties are concentrated;

•	the effects of fluctuating interest rates, and the pricing and availability of mortgage financing;

•	our substantial indebtedness and high leverage which could adversely affect our financial health and prevent us from fulfilling our debt service obligations;

•	our ability to generate sufficient cash flow to meet our debt service obligations;

•	an increase in competition for tenants and home purchasers or a decrease in demand by tenants and home purchasers;

•	the adoption, on the national, state, or local level, of more restrictive laws and governmental regulations, including more restrictive zoning, land use, or environmental regulations and increased real estate taxes;

•	opposition from local community or political groups with respect to development or construction at a particular site;

•	construction delays or cost overruns, either of which may increase project development costs;

•	our ability to obtain zoning, occupancy, and other required governmental permits and authorizations;

•	our ability to sell our older, under-performing properties when necessary for cash flow purposes; and

•	our ability to identify and secure additional apartment properties and sites that meet our criteria for future acquisition or development.

These are representative of the risks, uncertainties, and assumptions that could cause actual outcomes and results to differ materially from what is expressed or forecast in forward-looking statements. In addition, such statements could be affected by local, national, and world economic conditions and political events, including the global economic slowdowns and fluctuations in interest and currency exchange rates.
For additional information regarding the factors that may affect our actual financial condition and results of operations see the information under the caption “Risks Related to Tarragon” beginning on page 10 of the Annual Report on Form 10-K for the year ended December 31, 2004.
Business Overview
General
We are a real estate homebuilder and investor with over 30 years of experience in the real estate industry. We operate two distinct businesses:
•	the Homebuilding Division, which develops, renovates, builds, and markets homes in high-density, urban locations and in master-planned communities; and

•	the Investment Division, which owns, develops, and operates residential and commercial rental properties, including almost 5,000 rental apartments we developed. We plan to divest a substantial portion of the Investment Division in 2005 as discussed further in “Outlook.”
Homebuilding Division. Over the past seven years, we have substantially increased our investment in homebuilding and development. We have devoted significant resources to our Homebuilding Division in terms of financial investment and human capital. Currently, approximately half of our corporate and property general and administrative expenses are attributable to the Homebuilding Division. Because of the long lead time for large projects in urban areas, many of the projects we have been working on have not yet produced any revenue. We measure the performance of the Homebuilding Division primarily by gross profit from home sales of its for-sale communities. Revenue and gross profit reported by our for-sale communities are presented below in “Homebuilding Division.”
Investment Division. Over the past several years, funds generated by the operation, sale, or refinancing of properties in the investment portfolio have been primarily applied to finance our homebuilding and development activities. We measure the performance of the Investment Division primarily by net operating income, which is defined as rental revenue less property operating expenses (excluding depreciation) of both consolidated and unconsolidated stabilized rental apartment communities and commercial properties.
Revenue. Our revenue is principally derived from:
•	Homebuilding sales, which represent sales of condominium homes, townhomes, and developed land reported on either the completed contract or percentage-of-completion method of revenue recognition, as appropriate; and

•	Rental revenue associated with leases of apartments to residents and office and retail space to commercial tenants.
Expenses. Our expenses principally consist of:
•	Costs of homebuilding sales, which include land, construction costs, costs of construction supervision, marketing, commissions and other selling costs, interest, developer fees, and architectural and engineering fees;

•	Property operating expenses, which are costs associated with operating, leasing, and maintaining rental apartment communities and office and retail properties, including payroll and benefit expenses of site-level employees;

•	Depreciation of rental apartment communities and office and retail properties; and

•	General and administrative expenses, a significant portion of which consists of compensation and benefits and other personnel-related costs.
Other income and expenses. Other income and expenses include:
•	Interest expense related to mortgages and other debt;

•	Equity in income or losses of partnerships and joint ventures, which represents our share of the net income or net losses of unconsolidated partnerships and joint ventures and may include income from distributions received from those entities in excess of our share of their income when we have recovered our investment in them (the source of such distributions is generally proceeds from sales or financings of properties);

•	Gain on sales of real estate, which generally consists of gain from sales of properties in our Investment Division; and

•	Minority interests in income from consolidated partnerships and joint ventures, which consists of our partners’ share of gross profit from homebuilding sales or net income or net loss resulting from rental operations and the return on a preferred interest in Tarragon Development Company, LLC, which owns interests in nine rental apartment communities.
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
During the first six months of 2005, we purchased seven rental communities with 2,351 apartments (one with 351 apartments in an unconsolidated partnership) for conversion to condominiums. We paid a total of $378.7 million, of which $351 million was financed with debt. We also purchased a 204-unit high-rise condominium development under construction for $22 million and financed $13.5 million with debt. In addition, we acquired nine parcels of land (four in unconsolidated joint ventures) for development of for-sale communities. The aggregate purchase price of $51.5 million was financed with debt totaling $33 million.
We continue to evaluate investment opportunities for additions to our investment portfolio only in Connecticut. In February 2005, we acquired 510 apartments in two communities in Manchester and West Haven, Connecticut. The Homebuilding Division is also developing Newbury Village, a 180-unit rental apartment community in Meriden, Connecticut, which, upon completion and stabilization, is expected to be transferred to the investment portfolio. We began leasing apartments at Newbury Village in June 2005. The Homebuilding Division also has three other rental communities in various stages of development which are expected to be sold at or prior to completion:
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
Pursuant to a strategic plan approved by our Board of Directors in March 2005, we plan to divest a substantial portion of the Investment Division in 2005. Therefore revenues, expenses, and cash flows from rental operations are expected to decline significantly in 2005 and 2006. We intend to use the proceeds to expand our homebuilding operation, reduce debt, and repurchase common stock. We have categorized Investment Division properties into three groups: non-core properties, core properties, and properties to be held.
Non-core properties include commercial properties and apartment communities located outside of our core markets or that are inefficient to manage. We plan to sell our non-core properties, and we are actively marketing or have under contract of sale 16 apartment communities with 3,287 units and 15 commercial properties with 1.2 million square feet. These properties are classified as assets held for sale as of June 30, 2005, and their operating results are presented in discontinued operations in the Statements of Income for the three and six months ended June 30, 2005 and 2004. We currently have eight apartment communities with 1,699 units under contract of sale at sale prices aggregating $75.9 million. We also have three commercial properties with 195,522 square feet under contract for an aggregate sale price of $24 million.
Core properties include apartment communities located in our core markets that have rental growth opportunities and are efficient to manage. We intend to retain and continue to manage our core properties, which include 6,042 rental apartments in 25 communities.
Properties to be held have been identified as those with development or value-added condominium conversion opportunities or, in the case of Orlando Central Park, because one of our development offices is located there. During the second quarter of 2005, five apartment communities with 1,513 units targeted for condominium conversion were transferred to the Homebuilding Division.
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
Percentage-of-Completion Revenue Recognition. Because the percentage-of-completion method of revenue recognition requires us to recognize revenues from sales of units prior to the closing of such sales, the timing of revenues generated by projects using the percentage-of-completion method may not be comparable to the timing of revenues generated by projects using the closing method. Furthermore, we will recognize a significant portion of the revenues from home sales at a percentage-of-completion project prior to our receiving the cash associated with such sales. See “Critical Accounting Policies and Estimates—Revenue Recognition.”

Consolidated Results of Operations
Results Overview
For the three and six months ended June 30, 2005, total consolidated revenue was $85 million and $164 million, compared to revenue reported for the corresponding periods in 2004 of $56 million and $106 million. These increases are mostly attributable to the increase in homebuilding sales, which increased $27 million in the three month period and $54.6 million in the six month period of 2005 compared to 2004. Homebuilding sales and gross profit have become more significant components of our results of operations as more of our for-sale projects have begun to close sales or are nearing completion. We expect this trend to continue as projects in our pipeline begin to generate revenue. See the tables that summarize homebuilding sales and present our backlog of homes sold, not closed, below under “Homebuilding Division.”
Rental revenue increased $1.8 million, or 13.3%, for the three month period and $3.5 million, or 12.6%, for the six month period ended June 30, 2005. Two apartment communities acquired in February 2005 and one apartment community acquired in May 2004 contributed $1.3 million in the three month period and $2.4 million in the six month period to rental revenue.
Income from continuing operations was $8.1 million and $19.5 million for the three and six month periods ended June 30, 2005, compared to income from continuing operations of $14.3 million and $15.9 million for the corresponding periods in 2004. Gross profit from homebuilding sales resulted in an increase of $2.5 million and $11.6 million during these periods. Equity in income of partnerships and joint ventures increased $3.2 million and $10.9 million during these periods chiefly due to our share of gross profit from homebuilding sales of unconsolidated partnerships and joint ventures. Additionally, we recorded income tax expense of $5.2 million and $12.5 million in the three and six month periods in 2005 compared to a $5 million income tax benefit in the second quarter of 2004. The income tax benefit resulted from the reversal of a valuation allowance against our net deferred tax asset upon our conclusion that realization of the deferred tax asset was more likely than not.
During the three and six months ended June 30, 2005, we recognized gains on sale of real estate of $342,000 and $11.6 million respectively, including those presented in discontinued operations (net of income taxes of $5.8 million) in accordance with SFAS No. 144. During the corresponding periods of 2004, gains on sale, including those presented in discontinued operations, were $2.7 million and $3 million. See “Sales of Consolidated Properties” below.
Operating Results of Consolidated Rental Properties. At June 30, 2005, our consolidated rental properties presented in continuing operations included apartment communities with 5,299 apartments (excluding 3,287 units in assets held for sale and presented in discontinued operations) and one commercial property with 152,000 square feet (excluding 1.1 million square feet in assets held for sale and presented in discontinued operations). The following tables summarize aggregate property level revenues and expenses for our consolidated rental properties presented in continuing operations for the three and six months ended June 30, 2005 and 2004:

	For the Three Months Ended June 30,
	2005	2004	Change
Rental revenue	$15,707	$13,861	$1,846
Property operating expenses	(8,011)	(6,814)	(1,197)
Interest expense	(4,682)	(3,127)	(1,555)
Depreciation expense	(2,803)	(3,245)	442

	$211	$675	$(464)

	For the Six Months Ended June 30,
	2005	2004	Change
Rental revenue	$31,047	$27,579	$3,468
Property operating expenses	(15,657)	(13,739)	(1,918)
Interest expense	(8,644)	(6,154)	(2,490)
Depreciation expense	(6,131)	(6,446)	315

	$615	$1,240	$(625)

The following tables illustrate the impact on the change between periods of the acquisition of three apartment communities in 2004 and 2005 on the revenues and expenses of our consolidated rental properties:

	Change For the Three Months Ended
	June 30, 2005 and 2004
	Properties	Other		Total
	Acquired	Changes		Change
Rental revenue	$1,320	$526		$1,846
Property operating expenses	(855)	(342)		(1,197)
Interest expense	(409)	(1,146	)(1)	(1,555)
Depreciation expense	(243)	685		442

	$(187)	$(277)		$(464)

(1) Increase is primarily due to increases in interest rates on variable rate debt.

	Change For the Six Months Ended
	June 30, 2005 and 2004
	Properties	Other		Total
	Acquired	Changes		Change
Rental revenue	$2,437	$1,031		$3,468
Property operating expenses	(1,393)	(525)		(1,918)
Interest expense	(775)	(1,715	)(1)	(2,490)
Depreciation expense	(462)	777		315

	$(193)	$(432)		$(625)

(1)	Increase is primarily due to increases in interest rates on variable rate debt.

Equity in Income of Unconsolidated Partnerships and Joint Ventures. The following tables summarize the components of equity in income of unconsolidated partnerships and joint ventures for the three and six months ended June 30, 2005 and 2004:

	For the Three Months Ended June 30,
	2005	2004	Change
Homebuilding operations
Homebuilding sales revenue	$64,202	$—	$64,202
Costs of homebuilding sales	(44,778)	—	(44,778)

Gross profit from homebuilding sales	19,424	—	19,424

Rental property operations
Rental revenue	8,391	9,236	(845)
Property and other operating expenses	(4,177)	(4,294)	117
Interest expense	(3,071)	(3,318)	247
Depreciation expense	(1,454)	(1,583)	129

Discontinued operations	—	(264)	264
Elimination of management and other fees paid to Tarragon	357	362	(5)
Outside partners’ interests in (income) loss of joint ventures	(9,466)	27	(9,493)
Overhead costs associated with investments in joint ventures	(1,501)	—	(1,501)
Performance-based compensation related to homebuilding projects of unconsolidated partnerships and joint ventures	(487)	—	(487)
Distributions in excess of investment	223	4,857	(4,634)

Equity in income of partnerships and joint ventures	$8,239	$5,023	$3,216

	For the Six Months Ended June 30,
	2005	2004	Change
Homebuilding operations
Homebuilding sales revenue	$120,658	$—	$120,658
Costs of homebuilding sales	(81,211)	—	(81,211)

Gross profit from homebuilding sales	39,447	—	39,447

Rental property operations
Rental revenue	16,774	18,430	(1,656)
Property and other operating expenses	(8,170)	(8,753)	583
Interest expense	(6,217)	(6,483)	266
Depreciation expense	(2,738)	(3,134)	396

Discontinued operations	(613)	(720)	107
Elimination of management and other fees paid to Tarragon	719	722	(3)
Outside partners’ interests in (income) loss of joint ventures	(19,937)	58	(19,995)
Overhead costs associated with investments in joint ventures	(1,501)	—	(1,501)
Performance-based compensation related to homebuilding projects of unconsolidated partnerships and joint ventures	(1,433)	—	(1,433)
Distributions in excess of investment	338	5,690	(5,352)

Equity in income of partnerships and joint ventures	$16,669	$5,810	$10,859

Gross profit from homebuilding sales for 2005 was generated by The Grande and The Hamptons, two condominium conversion projects acquired in 2004 by unconsolidated joint ventures, and XII Hundred Grand and XIII Hundred Grand, two of our Hoboken, New Jersey, projects. See table below in “Homebuilding Division” for revenue and gross profit reported by each of these projects.
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
When we compute equity in income of partnerships and joint ventures, we eliminate intercompany items, including management fees the joint ventures pay us and interest on advances we have made to joint ventures.
The increase in outside partners’ share of income of joint ventures is primarily attributable to our partners’ share of the gross profit reported by The Grande, The Hamptons, XII Hundred Grand, and XIII Hundred Grand.
Distributions in excess of investment are primarily related to distributions of financing proceeds of joint ventures in which we have recovered our investment. In these situations, the joint ventures’ debt is non-recourse to Tarragon, and Tarragon has not committed to fund any cash flow deficits of the joint ventures. Income from distributions in excess of investment included $4.9 million and $5.7 million for the three and six month periods ended June 30, 2004 from Ansonia Apartments, L.P. The source of these distributions was proceeds from financings.
General and Administrative Expenses. Corporate general and administrative expenses increased $1.6 million and $2.7 million for the three and six months ended June 30, 2005 compared to the same period of 2004 primarily due to investment banking advisory fees in 2005 related to the Investment Division properties disposition strategy.
Corporate Interest. Corporate interest increased $1.8 million and $3.3 million for the three and six months ended June 30,2005 compared to the same period of 2004 primarily due to interest expense on the senior convertible notes issued during the third and fourth quarters of 2004. This increase is more than offset by interest capitalized on development projects which increased $2.5 million and $4.3 million for the three and six months ended June 30, 2005 as compared to the same periods of 2004.
Sales of Consolidated Properties. In February 2005, we sold a tract of land in Fort Worth, Texas. No loss was incurred in excess of the impairment charge recorded in December 2004. In the first quarter of 2005, we recognized a gain of $14.8 million from the sale of Woodcreek Garden Apartments and a gain of $2.2 million from the sale of land in Sarasota, Florida. In the second quarter of 2005, we recognized a gain of $342,000 from the sale of two buildings at Orlando Central Park in Orlando, Florida.

Homebuilding Division
Results Overview
As stated previously, results for our segments do not distinguish between revenues of consolidated and unconsolidated properties. Therefore, revenue and gross profit from homebuilding sales presented below includes both consolidated and unconsolidated homebuilding projects.
The following table summarizes homebuilding sales (in both units and revenues) and gross profit (both in dollars and as a percentage of sales). Units sold represent units closed except for Las Olas River House, Alta Mar, XII Hundred Grand, and XIII Hundred Grand for which we have recorded sales revenue under the percentage-of-completion method. See “Business Overview — Factors Affecting Comparability of Results of Operations — Percentage-of-Completion Revenue Recognition.”

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Number of units sold
Consolidated communities
Alta Mar (1)	1	—	17	—
Arlington Park	15	—	38	—
Georgetown at Celebration	124	—	124	—
Las Olas River House (2)	10	11	25	16
Montreaux at Deerwood Lake	36	—	36	—
Pine Crest Village I	—	8	—	15
Pine Crest Village II	—	—	11	—
Tuscany on the Intracoastal	6	69	61	118
Venetian Bay Village I	—	—	—	29
Venetian Bay Village II & III	41	—	100	—
Waterstreet at Celebration	10	—	36	—
Yacht Club on the Intracoastal	6	—	6	—
Land development	9	25	31	51

	258	113	485	229

Unconsolidated communities
The Grande	44	—	260	—
The Hamptons	235	—	245	—
XII Hundred Grand (3)	1	—	24	—
XIII Hundred Grand (3)	1	—	1	—

	281	—	530	—

Aggregate number of units sold	539	113	1,015	229

Homebuilding sales revenue
Consolidated communities
Alta Mar (1)	$5,436	$—	$13,252	$—
Arlington Park	3,638	—	8,577	—
Georgetown at Celebration	27,964	—	27,964	—
Las Olas River House (2)	12,989	22,584	29,614	39,540
Montreaux at Deerwood Lake	5,843	—	5,843	—
Pine Crest Village I	—	2,079	—	4,090
Pine Crest Village II	—	—	2,356	—
Tuscany on the Intracoastal	1,624	16,122	17,245	27,611
Venetian Bay Village I	—	—	—	4,196
Venetian Bay Village II & III	6,751	—	15,433	—
Waterstreet at Celebration	2,839	—	9,263	—
Yacht Club on the Intracoastal	1,610	—	1,610	—
Land development	434	1,298	1,561	2,712

	69,128	42,083	132,718	78,149

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2005		2004		2005		2004
Homebuilding sales revenue
Unconsolidated communities
The Grande	$9,451		$—		$49,739		$—
The Hamptons	43,535		—		45,366		—
XII Hundred Grand (3)	9,992		—		20,054		—
XIII Hundred Grand (3)	1,224		—		5,499		—

	64,202		—		120,658		—

Aggregate sales	133,330		42,083		253,376		78,149

Gross profit (loss) on homebuilding sales
Consolidated communities
Alta Mar (1)	716	13%	—	—	3,146	24%	—	—
Arlington Park	545	15%	—	—	1,810	21%	—	—
Georgetown at Celebration	7,103	25%	—	—	7,103	25%	—	—
Las Olas River House (2)	(322)	(3%)	5,649	25%	3,049	10%	8,840	22%
Montreaux at Deerwood Lake	1,046	18%	—	—	1,046	18%	—	—
Pine Crest Village I	—	—	727	35%	—	—	1,457	36%
Pine Crest Village II	—	—	—	—	964	41%	—	—
Tuscany on the Intracoastal	798	49%	2,904	18%	4,611	27%	4,978	18%
Venetian Bay Village I	—	—	—	—	—	—	539	13%
Venetian Bay Village II & III	1,042	15%	—	—	2,418	16%	—	—
Waterstreet at Celebration	503	18%	—	—	2,880	31%	—	—
Yacht Club on the Intracoastal	403	25%	—	—	403	25%	—	—
Land development	20	5%	28	2%	20	1%	57	2%

	11,854	17%	9,308	22%	27,450	21%	15,871	20%

Unconsolidated communities
The Grande	857	9%	—	—	13,858	28%	—	—
The Hamptons	14,007	32%	—	—	14,426	32%	—	—
XII Hundred Grand (3)	4,357	44%	—	—	9,049	45%	—	—
XIII Hundred Grand (3)	203	17%	—	—	2,114	38%	—	—

	19,424	30%	—	—	39,447	33%	—	—

Gross profit	$31,278	24%	$9,308	22%	$66,897	26%	$15,871	20%

(1)	Sales represent revenue recognized under the percentage of completion method. At June 30, 2005, 98% of the homes were under firm contracts totaling $43.9 million, and construction was 89% complete.

(2)	Sales represent revenue recognized under the percentage of completion method. At June 30, 2005, 80% of the homes were sold and either closed or under firm contracts totaling $184.3 million, and construction was 96% complete. Through June 2005, we have closed sales of 220 homes totaling $169.9 million. We have recorded deferred revenue from these closings of $6.4 million which will be recognized as completion of the project progresses.

(3)	Sales represent revenue recognized under the percentage of completion method. At XII Hundred Grand, 100% of the homes were under firm contracts totaling $72.2 million, and construction was 81% complete at June 30, 2005. At XIII Hundred Grand, all homes have closed with contracts totaling $45.5 million, and construction was 98% complete at June 30, 2005. We have recorded deferred revenue from these closings of $1 million which will be recognized as completion of the project progresses. Tarragon has a 50% profits interest in each of these unconsolidated projects.
Homebuilding sales revenue was $133.3 million for the three months and $253.4 million for the six months ended June 30, 2005, up from $42.1 million and $78.1 million for the same periods of 2004. Homebuilding sales revenue for the three and six months ended June 30, 2005, includes $29.6 million and $68.4 million recognized under the percentage of completion method. Gross profit net of selling expenses on home sales was 24% for the three months and 26% for the six months ended June 30, 2005, up from 22% and 20% for the same periods of 2004. Net of minority interests in consolidated home sales and outside partners’ interests in home sales of unconsolidated projects, we reported $20 million and $44.1 million of income from home sales for the three and six month periods ended June 30, 2005. We reported $7.8 million and $13.2 million for the corresponding periods in 2004.

Gross profit on homebuilding sales is based on estimates of total project sales value and total project costs. When estimates of sales value or project costs are revised, gross profit is adjusted in the period of change so that cumulative project earnings reflect the revised profit estimate. During the first six months of 2005, we revised our estimates of development costs for the following projects, changing their estimated gross profit margins from those used in 2004: Waterstreet at Celebration increased 2.7%; The Grande increased 4.7%; XII Hundred Grand increased 2.2%; Alta Mar decreased 3.2%; and Las Olas River House decreased 1.4%, resulting in a loss on home sales for the second quarter of 2005.
The Homebuilding Division’s gross profit from home sales was reduced by $519,000 in the first quarter of 2005 and by $369,000 and $791,000 for the three and six month periods ended June 30, 2004, for intercompany profit recognized earlier by the Investment Division when Pine Crest Apartments was transferred to the Homebuilding Division.
Rental properties in the Homebuilding Division reported aggregate net income from operations of $620,000 and $250,000 for the three and six month periods ended June 30, 2005, and aggregate net losses of $324,000 and $761,000 for the corresponding periods in 2004. The net income in 2005 is primarily attributable to five Investment Division properties transferred to the Homebuilding Division for conversion to condominiums. The losses in 2004 are due to operating, interest, and depreciation expenses exceeding revenues during lease-up prior to stabilization. Previously, we transferred rental properties from the Homebuilding Division to the Investment Division once they were stabilized. We presently intend to sell any non-core properties upon or prior to completion and stabilization.
General and administrative expenses of the Homebuilding Division were $3.3 million and $7.4 million for the three and six month periods ended June 30, 2005, and were $3.4 million and $6.8 million for the corresponding periods in 2004.
As of June 30, 2005, as presented in the following table, our backlog of sales was $553.7 million for our 38 for-sale communities under active development.

					Remaining Homes Under
		Number of	Backlog (1)		Active Development
	Tarragon’s	Remaining	Number of	Aggregate	Number	Estimated
	Interest in	Homes or	Homes or	Contract	of Homes or	Remaining
	Profits	Home Sites	Home Sites	Prices	Home Sites	Sell-Out (2)
Consolidated communities
100 East Las Olas (4)	100%	89	—	$—	89	$56,742
1100 Adams	70%	76	—	—	76	37,690
5600 Collins Avenue	100%	6	3	2,700	3	3,740
Alexandria Pointe	40%	102	102	3,936	—	—
Alta Mar (3)	100%	131	131	46,891	—	3,832
Arlington Park	100%	38	10	2,475	28	8,343
Belle Park	100%	36	—	—	36	12,500
Block 88	70%	220	—	—	220	109,490
Bishops Court at Windsor Parke	100%	324	—	—	324	52,085
The Bordeaux	100%	199	—	—	199	32,241
Central Park at Vista Lakes	100%	296	—	—	296	44,780
Cordoba Beach Park	100%	166	—	—	166	54,083
The Exchange	100%	87	—	—	87	39,872
Georgetown at Celebration	100%	191	175	42,290	16	5,393
Knightsbridge at Stoneybrooke	100%	396	—	—	396	62,828
Las Olas River House (4)	100%	67	10	16,675	57	84,139
Lincoln Pointe	70%	526	526	85,200	—	—
Montreaux at Deerwood Lake	100%	408	97	16,044	311	56,519
One Hudson Park	100%	168	23	12,685	145	130,758
Oxford Place	100%	298	—	—	298	54,598
The Quarter at Ybor City	100%	455	197	33,493	258	55,737

					Remaining Homes Under
		Number of	Backlog (1)		Active Development
	Tarragon’s	Remaining	Number of	Aggregate	Number	Estimated
	Interest in	Homes or	Homes or	Contract	of Homes or	Remaining
	Profits	Home Sites	Home Sites	Prices	Home Sites	Sell-Out (2)
Consolidated communities (continued)
Southampton Pointe	100%	240	—	—	240	46,828
Southridge Pointe	40%	24	24	1,479	—	—
Twelve Oaks at Fenwick Plantation (5)	100%	216	—	—	216	36,791
Venetian Bay Village III	56%	108	108	17,185	—	—
The Villas at Seven Dwarfs Lane	100%	256	81	15,015	175	33,169
Warwick Grove	50%	212	16	8,795	196	98,622
Waterstreet at Celebration	100%	1	—	—	1	300
Woods of Lake Helen	40%	89	89	3,160	—	—
Woods at Southridge	40%	12	12	741	—	—
Yacht Club on the Intracoastal	100%	374	371	105,014	3	1,280
Unconsolidated communities
Block 99	55%	217	—	—	217	102,533
The Grande	50%	1	—	—	1	301
The Hamptons	50%	498	274	57,139	224	56,034
Lofts on Post Oak	50%	351	—	—	351	110,000
Orchid Grove	50%	481	29	10,610	452	155,999
XII Hundred Grand (6).	50%	159	159	72,178	—	800
XIII Hundred Grand (7)	50%	—	—	—	—	600

		7,518	2,437	$553,705	5,081	$1,548,627

(1)	Homes or home sites sold, but not yet closed.

(2)	Values in estimated remaining sell-out for some of the active developments include other income of $18.8 million for sales other than the offering prices of homes such as marinas, parking, and upgrades. Other income is presented for the following active developments: Alta Mar — $3.8 million; Bishops Court at Windsor Parke — $1.1 million; The Bordeaux — $510,000; Central Park at Vista Lakes — $812,000; Georgetown at Celebration — $473,000; Knightsbridge at Stoneybrooke — $636,000; Las Olas River House — $2.8 million; Montreaux at Deerwood Lake — $829,000; Oxford Place — $1.5 million; The Quarter at Ybor City — $743,000; Southampton Pointe — $434,000; Yacht Club on the Intracoastal — $393,000; The Grande — $50,000; and The Hamptons — $4.7 million.

(3)	We have recognized revenues under the percentage-of-completion method of $39.8 million on sales of 129 homes as of June 30, 2005. We expect to begin closing sales at Alta Mar in the third quarter of 2005.

(4)	In January 2005, we acquired our partners’ interests in these projects, as well as in The Metropolitan, for $14.8 million. We sold The Metropolitan land in March 2005. We have recognized revenues under the percentage-of-completion method of $179 million on sales of 230 homes as of June 30, 2005, for Las Olas River House. We began closing sales at this project in December 2004. Sales that have not yet been closed are presented as backlog in this table.

(5)	We acquired our partner’s interest in this property in April 2005 for $1 million.

(6)	We have recognized revenues under the percentage-of-completion method of $58.6 million on sales of 159 homes as of June 30, 2005. We expect to start closing sales at XII Hundred Grand in the third quarter of 2005. Estimated remaining sell-out includes $800,000 for three commercial spaces available for sale.

(7)	We have recognized revenues under the percentage of completion method of $44.5 million on sales of 118 homes as of June 30, 2005. As of June 30, 2005, all 118 homes have closed. Estimated remaining sell-out includes $600,000 for two commercial spaces available for sale.
Investment Division
Results Overview
As stated previously, results for our segments do not distinguish between revenues of consolidated and unconsolidated properties. Therefore, rental revenue and net operating income (rental revenue less property operating expenses) in the following discussion include both consolidated and unconsolidated rental communities. Rental revenue and net operating income in the following discussion also include operating results of 16 apartment communities and 15 commercial properties reported in discontinued operations in our consolidated operating results. You should read the following discussion along with the Investment Division operating statements and summary of Investment Division net operating income in NOTE 6. “SEGMENT REPORTING” in the Notes to Consolidated Financial Statements. Net operating income is a supplemental non-GAAP financial measure. A reconciliation of Investment Division net operating income to Investment Division income before tax is presented in the Investment Division operating statements in NOTE 6. “SEGMENT REPORTING” in the Notes to Consolidated Financial Statements.
The Investment Division reported net operating income of $14.1 million and $30.6 million for the three and six month periods ended June 30, 2005, and $16.9 million and $33.1 million for the three and six month periods of 2004. Net operating income as a percentage of rental revenue was 47% and 48.5% for the three and six month periods ended June 30, 2005, and 49.7% and 49.1% for the three and six month periods ended June 30, 2004.

The following table presents net operating income for our 47 same store Investment Division apartment communities with 10,440 units (consolidated and unconsolidated, including properties for which operating results have been presented in discontinued operations). These are properties in our Investment Division during all periods presented below.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Same store stabilized apartment communities:
Rental revenue	$22,886	$22,722	$45,923	$45,243
Property operating expenses	(11,747)	(11,198)	(23,304)	(22,709)

Net operating income	$11,139	$11,524	$22,619	$22,534

Net operating income as a percentage of rental revenue	48.7%	50.7%	49.3%	49.8%
Average monthly rental revenue per unit	$731	$725	$733	$722
Net operating income for our 47 same store stabilized apartment communities decreased $385,000, or 3.3%, in the second quarter of 2005 compared to the second quarter of 2004 and increased $85,000, or .4%, in the six months ended June 30, 2005, compared to the corresponding period of 2004. The decrease for the quarter was mostly due to a 4.9% increase in expenses. Net operating income as a percentage of rental revenue for these properties was 48.7% and 49.3% for the three and six month periods ended June 30, 2005 and 50.7% and 49.8% for the three and six month periods ended June 30, 2004.
Investment Division net gains on sale of real estate, including properties owned through unconsolidated partnerships and joint ventures, were $342,000 and $14.3 million for the three and six months ended June 30, 2005 and $2.7 million for the three and six months ended June 30, 2004.
Interest expense for the Investment Division decreased by $397,000, or 4.1%, and $726,000, or 3.9%, for the three and six month periods ended June 30, 2005, compared to the corresponding periods of 2004. For the 47 same store stabilized apartment communities, interest expense increased 19.3% from $6.8 million to $8.1 million and 16.9% from $13.4 million to $15.7 million in the three and six months ended June 30, 2005. This increase was due to increased debt in connection with financings. Increases in interest expense of $1.4 million and $2.8 million for the three and six months ended June 30, 2005 were related to the convertible notes issued in 2004.
Investment Division depreciation expense was $4.9 million and $10.4 million for the three and six month periods ended June 30, 2005, compared to $8 million and $15.7 million for the three and six month periods ended June 30, 2004. This decrease was due to discontinuing depreciation of properties classified as held for sale.
General and administrative expenses of the Investment Division increased to $3.4 million and $5.8 million for the three and six month periods ended June 30, 2005, from $1.5 million and $3.3 million for the corresponding periods in 2004. General and administrative expenses were 11.4% and 9.1% of divisional revenues for the three and six month periods ended June 30, 2005 and 4.5% and 4.9% for the same periods in 2004. The increases are principally due to investment banking advisory fees in connection with Investment Division properties disposition plan.

Liquidity and Capital Resources
Liquidity
Our principal sources of cash are home sales, rental operations of Investment Division properties, borrowings, and proceeds from the sale of Investment Division properties. As our Homebuilding Division continues to grow, home sales, along with project-related construction loans, will become our primary sources of cash. We believe these sources will continue to meet our cash requirements, including debt service, property maintenance and improvements, acquisitions of land for development, development costs for rental apartment and for-sale communities under construction or renovation, projected purchases of existing properties, dividends on preferred stock, and repurchases of common stock under the announced buy back program. We also believe these sources will be sufficient to meet our cash requirements in connection with the recently commenced offer to convert our outstanding 8% Senior Convertible Notes due 2009 (the “Convertible Notes”), pursuant to which holders who tender their Convertible Notes will be entitled to receive 81.6993 shares of common stock of Tarragon and $80 in cash for each $1,000 principal amount of Convertible Notes validly tendered, plus accrued and unpaid interest up to, but excluding, the expiration date of the offer. Although we expect these sources of cash to be sufficient to fund planned uses of cash, we can make no assurance that the expected home sales and Investment Division property sales and borrowings will be completed as planned.
Mortgages and Other Debt
Senior Convertible Notes. On September 16, 2004, we issued $50 million of the Convertible Notes. On November 19, 2004, we issued an additional $12 million of Convertible Notes. The Convertible Notes are general, senior, unsecured obligations of Tarragon, bear interest at the rate of 8% per annum, mature in September 2009, and are convertible into Tarragon common stock. Interest is payable semi-annually in March and September, and the outstanding balance of the Notes is payable at maturity. As described above, we recently commenced an offer to convert the outstanding Convertible Notes.
Subordinated Unsecured Notes. On June 15, 2005, we issued $40 million of subordinated unsecured notes due June 30, 2035. The notes bear interest, payable quarterly, at a rate of 8.71% through June 30, 2010, and thereafter at a variable rate equal to LIBOR plus 4.4% per annum. The notes are prepayable after June 30, 2010 at par.
Unsecured Credit Facilities. We have a $20 million unsecured line of credit with affiliates of William S. Friedman, our Chief Executive Officer and Chairman of our Board of Directors. Advances under the line of credit bear interest at the lower of 100 basis points over the thirty-day LIBOR or the lowest rate offered in writing to us for an unsecured loan by an institutional lender. Payments of interest only are due on demand but no more frequently than monthly. All outstanding principal and interest are due at maturity in January 2006. As of June 30, 2005, there were no outstanding borrowings under this line of credit.
At June 30, 2005, we had two $5 million unsecured lines of credit with Wachovia Bank and had $4 million outstanding under one of them. We had arranged for the second line of credit to fund costs of one of our projects. As we have financed that project, we have no further need for the dedicated line of credit and did not renew it when it matured in July 2005. The maturity of first line of credit was extended to October 2005. Payment terms are interest only monthly at 200 basis points over the thirty-day LIBOR, with the outstanding balance due at maturity.
Secured Credit Facilities. We have a $19 million revolving line of credit with SouthTrust Bank, an Alabama banking corporation. This loan bears interest at a floating rate equal to the 30-day LIBOR plus 175 basis points. Interest only is payable monthly, with the outstanding principal amount due at maturity. In June 2005, the maturity of this line of credit was extended to January 2006. It is secured by five properties (all of which are classified as held for sale at June 30, 2005) and shares of our common stock owned by Mr. Friedman and his affiliates. We have agreed to indemnify Mr. Friedman and his affiliates from any loss, cost, or liability associated with their pledge of stock to secure this line of credit. As of June 30, 2005, $3.2 million was available to us under this line of credit.
We currently have mortgage loans totaling $156.9 million (of which $25 million represents a revolving commitment), secured by a pool of ten properties, two of which are classified as held for sale at June 30, 2005, under a secured credit facility with General Electric Capital Corporation (“GECC”) that matures in May 2006. The mortgage loans under this facility are cross-collateralized and cross-defaulted. Under the GECC mortgage facility, we are required to maintain, at all times, a consolidated net worth of not less than $50 million, measured at the end of each quarter, and minimum aggregate unrestricted cash and marketable securities of not less than $10 million in order to be able to incur other debt. Seven of these properties are in a sub-portfolio with an aggregate balance of $123.8 million that bear interest at 173 basis points over thirty-day LIBOR, payable monthly. If our ratio of net operating income of all of the properties in the entire portfolio to the total debt outstanding in the facility (the “Cash on Cash Ratio”) falls below 8% or our ratio of net operating income of the entire portfolio to the total debt service required under the facility (“Debt Service Coverage Ratio”) falls below 1.2x, the interest rate for these loans will be increased to 198 basis points over the thirty-day LIBOR. The Cash on Cash Ratio, as measured by GECC monthly, has exceeded this threshold, and we believe it will continue to meet or exceed this threshold. Three properties have loans with an aggregate balance of $33.1 million that currently bear interest at 190 basis points over the thirty-day LIBOR and require monthly payments of principal and interest computed on a 27 1/2 -year amortization schedule. If our Cash on Cash Ratio for this sub-portfolio reaches 9% for at least two consecutive quarters, the interest rate on these loans will be reduced to 173 basis points over the thirty-day LIBOR; if our Cash on Cash Ratio for this sub-portfolio reaches 9.75% for at least two consecutive quarters, principal amortization will cease. If the Cash on Cash Ratio for our overall portfolio falls below 8% in any month, payment on the loans on the sub-portfolio of seven properties will change to principal plus interest computed on a 30-year amortization schedule. In addition, we will be required to pay the lender 100% of our net cash flow (after payment of property operating expenses, debt service and impounds) from all of the properties in the portfolio in reduction of the principal balance of the loans, until the portfolio Cash on Cash Ratio is again 8% or greater for two consecutive months. This credit facility has two one-year extension options. The first extension option requires a Cash on Cash Ratio of 10% or greater and a Debt Service Coverage Ratio of 1.25x or greater. The second extension option requires a Cash on Cash Ratio of 10.5% or greater and a Debt Service Coverage Ratio of 1.3x or greater.
Non-recourse Mortgage Debt. As of June 30, 2005, in addition to the GECC mortgage facility, we had an aggregate of $211.3 million of outstanding non-recourse indebtedness secured by 29 Investment Division assets (of which 19 are classified as held for sale at June 30, 2005) and one Homebuilding Division property targeted for conversion to condominiums. The agreements governing this mortgage debt generally do not contain restrictive covenants and are not guaranteed by us or any of our subsidiaries or joint ventures. Of these mortgage loans, $201.6 million bear interest at various fixed rates, and $9.7 million bear interest at various floating rates. As of June 30, 2005, they bore interest at a weighted average rate of 6.35%.

Recourse Mortgage Debt. The following table summarizes the material terms of our recourse mortgage debt:

			Interest		Tarragon’s
	Balance at		Rate at		Interest in
Project	June 30, 2005		June 30, 2005	Maturity Date	Profits

200 Fountain Apartments	$11,820		5.64%	Nov 2005	100%
Aventerra Apartments	7,871		5.34%	Dec 2005	100%
Emerson Center (1)	7,241		5.59%	May 2006	100%
278 Main Street/Lofts at the Mills	23,442		5.24%	Feb 2007	100%
Merritt 8 (1)	900	(2)	4.53%	Jul 2023	100%
Northwest O’Hare (1)	2,870		5.84%	Apr 2006	100%
Orlando Central Park	4,493		5.34%	Apr 2007	100%
Paramus Shopping Center (1)	2,075	(3)	5.84%	Oct 2007	100%
Venetian Bay Village	834		6.09%	Dec 2005	56%

	$61,546

(1)	Property is classified as held for sale at June 30, 2005.

(2)	Represents a guaranty of 5% of the loan amount. The remainder of the loan amount is included in Non-recourse Mortgage Debt above.

(3)	Represents a guaranty of 26% of the loan amount. The remainder of the loan amount is included in Non-recourse Mortgage Debt above.
Construction Loans. In connection with our various homebuilding projects, we obtain construction loans to finance the cost of construction. Generally, one of our subsidiaries or a joint venture will incur the construction loan, and we will guarantee the repayment of the construction loan and/or grant a completion guarantee with respect to the project. In general, we repay outstanding amounts under construction loans on for-sale communities with proceeds from home sales. We refinance construction loans on rental communities with permanent or semi-permanent mortgage financing upon the completion and stabilization of the properties. The following table summarizes the material terms of our construction loans, all of which we have guaranteed:

			Interest		Tarragon’s
	Commitment	Balance at	Rate at		Interest in
Project	Amount	June 30, 2005	June 30, 2005	Maturity Date	Profits

1100 Adams	$24,395	$5,500	5.14%	Sep 2006	70%
1118 Adams	14,279	6,004	5.34%	Jun 2006	70%
Alta Mar	20,500	17,422	5.34%	Nov 2006	100%
Belle Park	13,000	5,322	5.54%	Sep 2007	100%
The Bordeaux	13,301	13,301	5.24%	Nov 2005	100%
Cason Estates	14,339	9,617	5.14%	May 2006	100%
Newbury Village	21,398	7,321	5.09%	Dec 2006	100%
One Hudson Park	54,325	4,765	5.19%	Jun 2007	100%
Venetian Bay Village	9,000	4,759	5.84%	Dec 2005	56%
Villas at Seven Dwarfs Lane	10,000	2,348	5.69%	Apr 2008	100%
Twelve Oaks at Fenwick Plantation	14,425	14,425 (1)	5.34%	Sep 2005	100%
Warwick Grove	8,000	2,386	5.54%	Jul 2006	50%

	$216,962	$93,170

(1)	We are currently in discussions to obtain a condominium conversion loan to replace this note.
Condominium Conversion Loans. We generally obtain loans to finance the cost of acquiring and/or renovating rental properties to condominium homes. Generally, one of our subsidiaries or a joint venture will incur the loan, and we will guarantee the repayment of the loan. The following table summarizes the material terms of our condominium conversion loans, all except one (Vintage at Abacoa) of which we have guaranteed:

			Interest		Tarragon’s
	Commitment	Balance at	Rate at	Maturity	Interest in
Project	Amount	June 30, 2005	June 30, 2005	Date	Profits

5600 Collins	$1,000	$416	6.25%	Nov 2005	100%
The Exchange	6,300	6,300	5.59%	Nov 2006	100%
Georgetown at Celebration	45,000	22,265	6.29%	Jan 2007	100%
Lincoln Pointe	40,000	39,620	6.29%	Aug 2006	70%
Montreaux at Deerwood	49,700	42,475	5.74%	Jan 2007	100%
Vintage at Abacoa	46,853	46,853 (1)	5.84%	May 2006	100%
The Yacht Club	62,500	59,492	5.74%	Jan 2007	100%

	$251,353	$217,421

(1)	This loan is cross-collateralized with the GECC secured credit facility loans.

Mezzanine Loans. In connection with our homebuilding projects, we occasionally obtain mezzanine loans to finance part of the cost of construction. Generally, one of our subsidiaries or a joint venture will incur the loan, and we will guarantee the repayment of the loan and/or grant a completion guarantee with respect to the project. We have one mezzanine loan, which we have guaranteed, on our Las Olas River House project with a balance of $1.3 million at June 30, 2005. This loan bears interest at a variable rate, which was 6.8% at June 30, 2005, and matures in November 2006. We expect to repay this loan with proceeds from closings of home sales.
Acquisition and Development Loans. In connection with our homebuilding projects, we obtain acquisition and development loans to finance the purchase of land and the development of the infrastructure with the intent to subdivide and sell lots to other homebuilders. Generally, one of our subsidiaries or a joint venture will incur the loan, and we will guarantee the repayment of the loan. The following table summarizes the material terms of our acquisition and development loans, all of which we have guaranteed:

			Interest		Tarragon’s
	Commitment	Balance at	Rate at		Interest in
Project	Amount	June 30, 2005	June 30, 2005	Maturity Date	Profits

Alexandria Pointe	$2,562	$2,533	6.34%	Jun 2007	40%
Cordoba Beach Park	37,586	37,586	6.04%	May 2007	100%
Palisades Park	13,500	13,500	5.49%	Oct 2005	100%
Southampton Pointe	26,925	26,925	5.94%	May 2007	100%
Southridge Pointe	1,158	914	6.34%	Jun 2006	40%
The Quarter at Ybor City	56,450	56,450	6.04%	May 2007	100%
Villas at Seven Dwarfs Lane	2,003	2,003	5.84%	Oct 2007	100%
Warwick Grove	8,300	8,065	5.54%	Jul 2006	50%
Woods of Lake Helen	1,855	1,855	7.00%	Nov 2005	40%
Woods at Southridge	750	479	6.34%	Dec 2005	40%

	$151,089	$150,310

Land Loans. When we acquire land for future development or sale, we sometimes finance the acquisitions with land loans. Generally, one of our subsidiaries or a joint venture will incur the loan, and we will guarantee the repayment of the loan. We have a $4.1 million land loan, which we have guaranteed, on our 100 East Las Olas project. This loan bears interest at a variable rate, which was 7.25% at June 30, 2005, and matures in March 2006.
Other Non-Recourse Debt. We have a loan of $8.4 million due to Aetna secured by interests in our joint ventures with it. The loan matures in November 2010. Aetna receives a sliding percentage ranging from all to 10% of operating cash flow or capital proceeds from the three properties owned by the joint ventures based on the cumulative return received.
Other Recourse Debt. We also have other recourse debt with an aggregate balance of $4.1 million June 30, 2005.

Sources and Uses of Cash
The following table presents major sources and uses of cash for the six months ended June 30, 2005 and 2004.

	For the Six Months
	Ended June 30,
	2005	2004
Sources of cash:
Net cash flow from property operations	$27,311	$6,671
Net proceeds from the sale of real estate
Investment Division	17,331	693
Homebuilding Division	22,368	510
Net proceeds (payments) related to financings and other borrowings
Investment Division	25,103	22,209
Homebuilding Division	288,317	43,125
Lines of credit	17,721	5,023
Subordinated unsecured notes	38,752	—
Other corporate debt	(1,893)	—
Net proceeds from home sales	43,228	2,631
Other:
Proceeds from the disposition of other assets	—	2,075
Proceeds from the exercise of stock options	5,938	4,746
Earnest money deposits received	783	—

Total sources of cash	484,959	87,683

Uses of cash:
Purchase of homebuilding inventory or land for development	(335,274)	(39,173)
Development and renovation costs (net of borrowings)	(51,288)	(9,769)
Advances to partnerships and joint ventures for homebuilding activities	(8,479)	(5,219)

Cash used in homebuilding activities	(395,041)	(54,161)

Purchase of Investment Division apartment communities	(41,463)	(15,526)
Property capital improvements	(2,821)	(4,619)
Other:
Stock repurchases	(1,238)	(312)
General and administrative expenses paid	(14,717)	(11,432)
Income taxes paid	(8,703)	—
Dividends to stockholders	(462)	(452)
Distributions to minority partner of consolidated partnership	(455)	(582)
Buyout of minority partners	(17,000)	—
Other	76	(42)

Total uses of cash	(481,824)	(87,126)

Net sources of cash	$3,135	$557

Cash Flows. For the six months ended June 30, 2005, our net cash used in operating activities was $235.2 million compared to $64.6 million for the six months ended June 30, 2004. This increase in cash used is principally related to homebuilding activities. Cash used for the purchase of homebuilding inventory increased $298.3 million. Homebuilding renovation and development costs paid increased $19 million, while cash received from homebuilding sales increased $154 million.
For the six months ended June 30, 2005, our net cash used in investing activities was $44.4 million compared to $27.6 million for the same period of 2004. During the first six months of 2005, we acquired two rental apartment communities for $39.7 million, the cash portion of which was $16 million. In the first quarter of

2005, we acquired the interest of a minority partner in two condominium development projects and one land parcel for $7 million. Also in the first quarter of 2005, we paid $5 million to a minority partner in exchange for interests in certain joint venture condominium projects. In the second quarter of 2005, we paid $5 million to a minority partner in exchange for interests in a rental apartment community. In the first quarter of 2004, we sold one land parcel for net proceeds of $510,000, while net proceeds from the sale of real estate in the first six months of 2005 was $38 million from the sale of two investment properties, two parcels of land, and a portion of an office park. Advances to partnerships and joint ventures for development costs increased $11 million for the six months ended June 30, 2005 compared to the same period in 2004 primarily due to advances for new condominium projects. Additionally, costs of developing rental apartment communities increased $20.9 million in the first six months of 2005 as compared to the same period in 2004.
For the six months ended June 30, 2005, our net cash provided by financing activities increased to $282.7 million, from $92.8 million for the six months ended June 30, 2004. This increase was due primarily to increased borrowings in connection with our homebuilding activities. Additionally, we issued $40 million of unsecured subordinated debt in June 2005.
Contractual Commitments. The following table summarizes information regarding contractual commitments.

	Six Months
	Ending
	December 31,	2006	2008
	2005	and 2007	and 2009	Thereafter	Total
Scheduled principal payments on debt	$80,185	$639,243	$119,111	$189,800	$1,028,339
Operating leases	742	2,081	1,584	25,618	30,025
Firm contracts to purchase real estate for homebuilding activities	54,250	—	—	—	54,250

	135,177	641,324	120,695	215,418	1,112,614

Guaranteed debt of unconsolidated partnerships and joint ventures	28,921	88,978	12,511	—	130,410

	$164,098	$730,302	$133,206	$215,418	$1,243,024

Of the loans maturing in 2005, $25.3 million may be extended for six months and $7.9 million may be extended for one year. Of the loans maturing in 2006, $5.5 million may be extended for six months, $56.6 million may be extended for one year, and $203.8 million may be extended for two years. Of the loans maturing in 2007, $163.4 million may be extended one year, $27.9 million may be extended two years, and $7.9 million may be extended five years. We intend to extend the loans or pay them off largely through refinancings and home sales. We believe we can arrange such new financing as may be needed to repay maturing loans.
The firm contracts to purchase real estate for homebuilding activities include a contract to purchase Mirabella, a 400-unit apartment community in Jacksonville, Florida, for $54.3 million. In July 2005, we financed this purchase with a loan of $50.4 million, and we plan to sell the apartments as condominiums.
Off-Balance Sheet Arrangements. Guaranteed debt of unconsolidated partnerships and joint ventures includes a $7.5 million mortgage that matures in 2006 with an extension option for one year. In addition, we have guaranteed two land loans totaling $14 million of unconsolidated joint ventures. One of these loans matures in 2006 with a three month extension option, and has a June 30, 2005, balance of $8 million. The other land loan matures in 2006, and has a June 30, 2005, balance of $3.2 million. We have also guaranteed four construction loans totaling $190.9 million of unconsolidated joint ventures. Two of these loans with June 30, 2005, balances totaling $28.9 million mature in 2005. One of the construction loans matures in 2008, may be extended six months, and has a June 30, 2005, balance of $12.5 million. The fourth construction loan matures in 2007 and has a balance at June 30, 2005, of $70.3 million.

Critical Accounting Policies and Estimates
Accounting estimates are an integral part of the preparation of our consolidated financial statements and our financial reporting process and are based on our current judgments. Certain accounting estimates are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ from our current judgments. The most significant accounting policies affecting our consolidated financial statements are discussed below.
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
Revenue Recognition. For mid- rise and high-rise condominium developments, we recognize revenue from homebuilding sales using the percentage-of-completion method. Under this method, once construction is beyond a preliminary stage, buyers are committed to the extent of being unable to require refunds except for non- delivery of the home, a substantial percentage of homes are under firm contracts, the sale prices are deemed collectible, and remaining costs and revenues can be reasonably estimated, revenue is recorded as a portion of the value of non-cancelable sale contracts. Revenue recognized is calculated based upon the percentage of construction costs incurred in relation to total estimated construction costs. Any amounts due under sale contracts, to the extent recognized as revenue, are recorded as contracts receivable. Any amounts received from closings of sales in excess of revenue based on the percentage of completion are recorded as deferred revenue. Revenue from homebuilding sales of other developments (including condominium conversions, townhomes, and land developments) is recognized at the time of closing under the completed contract method.
Rental revenue is recognized on the straight-line method. Lease terms for our apartment communities are generally for one year or less. Lease terms for our commercial properties are generally from three to five years, although they may be shorter or longer. Rental concessions are deferred and amortized on the straight-line method over the lease terms as a reduction to rental revenue. We accrue percentage rentals only after the tenant’s sales have reached the threshold provided in the lease.
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
Environmental Matters
Under federal, state, and local environmental laws, ordinances, and regulations, we may be liable for removal or remediation costs, as well as other costs (such as fines or injuries to persons and property) where our employees may have arranged for removal, disposal, or treatment of hazardous or toxic substances. In addition, environmental laws impose liability for release of asbestos-containing materials into the air, and third parties can seek recovery from us for personal injury associated with those materials. We are not aware of any liability relating to these matters that would have a material adverse effect on our business, financial position, or results of operations. However, there is a matter involving the alleged release of asbestos-containing materials at one of our condominium conversion projects. As of this date, we are unable to determine the outcome of this matter and whether it will have a material impact on our financial statements. We have incurred legal and other professional fees and costs of relocating residents in connection with this matter totaling $458,000 through June 30, 2005. Remediation has been completed at a total cost of $795,000.

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
ITEM 4. CONTROLS AND PROCEDURES
Based on their most recent evaluation, which was completed as of the end of the period covered by this Form 10-Q, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at June 30, 2005, to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
However, the Company and its accountants identified a control deficiency in its internal controls over financial reporting as of December 31, 2004, which constituted a “material weakness” within the meaning of the Public Company Accounting Oversight Board Auditing Standard No. 2. The material weakness related to the Company’s accounting for income taxes. The year-end closing processes resulted in untimely identification of adjustments to the deferred tax liabilities. As a result, an error was discovered that affected the second quarter 2004 provision for income taxes. Management undertook efforts to obtain relevant tax and accounting records to support the deferred tax assets and liabilities as of December 31, 2004, and concluded that the financial statements were properly stated in accordance with generally accepted accounting principles.
In response to the foregoing material weakness, management is currently evaluating the need for additional resources dedicated to accounting for income taxes.

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sale of Unregistered Securities
On July 1, 2005, 163,399 shares of Common Stock were issued upon conversion of $2 million of the 8% Senior Convertible Notes.
On April 22, 2005, we entered into an agreement with Flecboa, Inc., to purchase its 30% membership interest in Fenwick Tarragon Apartments, LLC, which owns Vintage at Fenwick Plantation Apartments. We executed a $967,000 promissory note payable to Flecboa, secured by 55,402 unregistered shares of our common stock with a market value at April 15, 2005, of $1 million. The shares were issued pursuant to the exemption provided under Section 4(2) of the Securities Act. Upon the maturity of the promissory note on January 6, 2006, Flecboa may elect to retain the common stock and cancel the promissory note or receive $1 million cash and return the common stock.
On May 24, 2005, we entered into an agreement with Flecboa, Inc., to purchase its 30% membership interest in Summit/Tarragon Murfreesboro, LLC, which owns Vintage at the Parke Apartments, for $1.5 million. As a contract deposit, we delivered 55,402 unregistered shares of our common stock with a market value as of April 15, 2005, of $1 million. The shares were issued pursuant to the exemption provided under Section 4(2) of the Securities Act. We expect this transaction to close in the third quarter of 2005, at which time we will execute a $1.5 million promissory note secured by the unregistered shares of common stock. In January 2006, Flecboa may elect to retain the common stock or to return the common stock and be paid in cash the amounts due under the promissory note.
Share Repurchase Program. In September 2001, our Board of Directors authorized the repurchase of up to 1 million shares of our common stock. In March 2004, the Board of Directors authorized the repurchase of up to an additional 500,000 shares. This share repurchase program has no expiration date. Through June 30, 2005, we had repurchased 834,512 shares of our common stock pursuant to this repurchase program. The following table presents shares repurchased during the three months ended June 30, 2005.

			Total Number of	Maximum Number
			Shares Repurchased	of Shares that May
	Total Number of		as Part of Publicly	Yet Be
	Shares	Average Price	Announced	Repurchased
Period	Repurchased	Paid per Share	Program	Under the Program
April 1 thru April 30, 2005	24,003	$19.03	24,003
May 1 thru May 31, 2005	—	—	—
June 1 thru June 30, 2005	—	—	—

Total	24,003	$19.03	24,003	665,488

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Registrant’s Annual Meeting of Stockholders was held on June 15, 2005, at which proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934 (the Exchange Act). There was no solicitation in opposition to management’s nominees listed in the proxy statement, and all of such nominees were elected.
With respect to each nominee for election as a director, the following table sets for the number of votes cast FOR or WITHHELD:

	Votes	Votes
Director Nominee	FOR	WITHHELD

Willie K. Davis	20,607,596	45,767
Richard S. Frary	20,559,970	93,393
William S. Friedman	20,583,217	70,146
Lance Liebman	20,603,980	49,383
Robert C. Rohdie	20,608,649	44,714
Robert P. Rothenberg	20,549,509	103,854
Lawrence G. Schafran	20,539,161	114,202
Raymond J.V. Schrag	20,609,124	44,239
Carl B. Weisbrod	20,531,491	121,872
In addition to election of directors, the ratification of the selection of Grant Thornton LLP as independent auditors for the fiscal year ending December 31, 2005 was voted upon at the Annual Meeting. The proposal received 20,587,562 votes cast FOR, 23,338 votes cast AGAINST (or WITHHELD), no broker non-votes, and 41,241 abstentions.

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

TARRAGON CORPORATION
Date: August 9, 2005	By:	/s/William S. Friedman
William S. Friedman
Chief Executive Officer, Director, and Chairman of the Board of Directors

Date: August 9, 2005	By:	/s/Erin D. Pickens
Erin D. Pickens
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 9, 2005	By:	/s/Stephanie D. Buffington
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