Form 10-Q
period 2005-09-30
TARRAGON CORP
filed 2005-11-10
CIK 1038217

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☑  No  ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑

Common Stock, $.01 par value	28,744,615

(Class)	(Outstanding at October 31, 2005)

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TARRAGON CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2005	2004
	(dollars in thousands)
Assets

Homebuilding inventory:
Land and development costs	$155,121	$99,353
Construction in progress	537,721	188,000
Real estate held for investment (net of accumulated depreciation of $56,859 in 2005 and $128,375 in 2004)	339,577	489,215
Contracts receivable	54,212	99,744
Assets held for sale	100,661	21,870
Investments in and advances to partnerships and joint ventures	93,732	48,074
Cash and cash equivalents	35,110	22,066
Restricted cash	30,184	30,210
Other assets, net	72,542	49,759

	$1,418,860	$1,048,291

Liabilities and Stockholders’ Equity

Liabilities
Notes and interest payable	$884,537	$770,247
Liabilities related to assets held for sale	91,622	20,664
Deferred tax liability	41,857	12,720
Other liabilities	95,011	71,217

	1,113,027	874,848

Commitments and contingencies

Minority interest	14,541	21,760

Stockholders’ equity
Common stock, $.01 par value; authorized shares, 100,000,000; shares issued, 37,919,163 in 2005 and 21,179,479 in 2004	379	212
Special stock, $.01 par value; authorized shares, 17,500,000; shares outstanding, none	—	—
Cumulative preferred stock, $.01 par value; authorized shares, 2,500,000; shares outstanding 748,833 in 2005 and 753,333 in 2004; liquidation preference, $8,986 in 2005 and $9,040 in 2004, or $12 per share	7	8
Paid-in capital	402,244	336,877
Accumulated deficit	(78,108)	(158,553)
Treasury stock, at cost (9,087,697 shares in 2005 and 5,856,587 shares in 2004)	(33,230)	(26,861)

	291,292	151,683

	$1,418,860	$1,048,291

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
		(dollars in thousands)
Revenue
Homebuilding sales	$243,433	$56,913	$376,152	$135,062
Rental and other	16,649	14,540	49,239	43,602

	260,082	71,453	425,391	178,664

Expenses
Cost of homebuilding sales	193,645	43,410	298,913	105,687
Property operations	8,350	7,932	24,674	22,346
Depreciation	2,734	3,413	8,865	10,074
Provision for estimated losses	1,628	—	1,628	—
General and administrative
Corporate	5,358	4,490	16,000	12,432
Property	1,212	1,076	3,733	3,181

	212,927	60,321	353,813	153,720

Other income and expenses
Equity in income (loss) of partnerships and joint ventures	10,819	(97)	27,488	5,713
Minority interests in income of consolidated partnerships and joint ventures	(652)	(397)	(1,998)	(3,886)
Interest income (including $76 and $308 in the three and nine month periods in 2004 from affiliates)	219	165	518	578
Interest expense (including $2 and $48 in the three and nine months periods in 2005 and $7 and $9 in the three and nine month periods in 2004 to affiliates)	(12,126)	(4,387)	(22,470)	(12,504)
Gain on sale of real estate	50	—	2,620	378
Gain (loss) on disposition of other assets	(300)	—	(300)	2,075

Income from continuing operations before income taxes	45,165	6,416	77,436	17,298
Income tax (expense) benefit	(17,106)	(2,632)	(29,619)	2,400

Income from continuing operations	28,059	3,784	47,817	19,698
Discontinued operations, net of income taxes
Income (loss) from operations	(42)	110	1,879	650
Gain on sale of real estate	22,437	—	31,423	2,666

Net income	50,454	3,894	81,119	23,014
Dividends on cumulative preferred stock	(225)	(226)	(674)	(678)

Net income allocable to common stockholders	$50,229	$3,668	$80,445	$22,336

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) (Continued)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	(dollars in thousands, except per share data)
Earnings per common share
Income from continuing operations allocable to common stockholders	$1.06	$.16	$1.90	$.85
Discontinued operations	.85	—	1.34	.15

Net income allocable to common stockholders	$1.91	$.16	$3.24	$1.00

Earnings per common share — assuming dilution
Income from continuing operations allocable to common stockholders	$1.01	$.14	$1.67	$.74
Discontinued operations	.69	—	1.03	.13

Net income allocable to common stockholders	$1.70	$.14	$2.70	$.87

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months
	Ended September 30,
	2005	2004
	(dollars in thousands)
Cash Flows from Operating Activities
Net income	$81,119	$23,014
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income taxes	29,137	(2,400)
(Gain) loss on disposition of other assets	300	(2,075)
Gain on sale of real estate	(53,507)	(3,044)
Minority interests in income of consolidated partnerships and joint ventures	1,998	3,886
Depreciation and amortization	23,048	19,206
Provision for estimated losses and impairment charges	2,976	—
Equity in income of partnerships and joint ventures	(27,488)	(5,713)
Cost of homebuilding sales	298,913	105,687
Purchase of homebuilding inventory	(490,424)	(74,356)
Noncash stock-based compensation	805	320
Commissions and closing costs on homebuilding sales	(22,106)	(1,817)
Homebuilding renovation and development costs	(94,489)	(78,292)
Deposits on purchases of homebuilding inventory	(15,004)	—
Excess of home sale proceeds over revenue recognized (excess of revenue recognized over home sale proceeds) for percentage-of-completion projects	57,051	(62,668)
Changes in other operating assets and other liabilities, net of effects of non-cash investing and financing activities:
(Increase) decrease in interest receivable	(68)	80
(Increase) decrease in other assets	5,206	(18,699)
Increase in other liabilities	2,602	13,133
Decrease in interest payable	(24,864)	(17,754)

Net cash used in operating activities	(224,795)	(101,492)

Cash Flows from Investing Activities
Purchase of rental apartment communities	(39,667)	(15,526)
Purchase of land for development	(467)	(4,535)
Proceeds from the sale of real estate	67,791	1,203
Property capital improvements	(4,561)	(6,146)
Costs of developing rental apartment communities	(39,128)	(5,908)
Earnest money deposits paid, net	(2,451)	(6,153)
Earnest money deposits received	783	—
Distributions from investing activities of partnerships and joint ventures	1,665	—
Advances to partnerships and joint ventures for development costs or for the purchase of land for development	(37,628)	(16,754)
Net cash acquired with consolidation of partnerships and joint ventures	—	554
The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (Continued)

	For the Nine Months
	Ended September 30,
	2005	2004
	(dollars in thousands)
Cash Flows from Investing Activities (continued)
Net distributions from operating activities of partnerships and joint ventures	$2,124	$968
Proceeds from disposition of other assets	—	2,075
Distributions to minority partners of consolidated partnerships and joint ventures	(1,823)	(926)
Buyout of minority partners	(21,850)	(11,081)
Other	343	17

Net cash used in investing activities	(74,869)	(62,212)

Cash Flows from Financing Activities
Proceeds from borrowings	739,825	357,847
Principal payments on notes payable	(436,609)	(206,230)
Distributions from financing activities of partnerships and joint ventures	15,131	4,369
Premium paid on conversion of convertible notes	(4,340)	—
Stock repurchases	(6,384)	(1,261)
Dividends to stockholders	(687)	(679)
Proceeds from the exercise of stock options	5,973	5,859
Other	(201)	40

Net cash provided by financing activities	312,708	159,945

Net increase (decrease) in cash and cash equivalents	13,044	(3,759)
Cash and cash equivalents, beginning of period	22,066	21,626

Cash and cash equivalents, end of period	$35,110	$17,867

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$39,994	$34,934

Income taxes paid	$11,692	$470

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (Continued)

	For the Nine Months
	Ended September 30,
	2005	2004
	(dollars in thousands)
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Changes in assets and liabilities in connection with the purchase of rental apartment communities:
Real estate	$39,342	$15,409
Restricted cash	172	114
Other assets	555	163
Other liabilities	(402)	(160)

Cash paid	$39,667	$15,526

Assets written off and liabilities released in connection with the sale of real estate:
Real estate	$84,077	$2,517
Other assets	3,769	137
Notes and interest payable	(71,768)	(4,402)
Other liabilities	(1,753)	(93)
Minority interest	(39)	—
Gain on sale	53,505	3,044

Cash received	$67,791	$1,203

Effect on assets and liabilities of the consolidation of four apartment communities, three homebuilding projects, and one commercial property in 2004:
Real estate	$—	$116,567
Homebuilding inventory	—	107,414
Contracts receivable	—	78,066
Investments in and advances to partnerships and joint ventures	—	(65,101)
Restricted cash	—	17,073
Other assets	—	15,195
Cash acquired on consolidations	—	554
Notes and interest payable	—	(238,715)
Other liabilities	—	(23,362)
Buyout of minority partner	—	(1,526)
Minority interest	—	(6,165)

	$—	$—

Real estate held for investment transferred to homebuilding inventory	$120,975	$—

Conversion of convertible debt to common stock	$56,250	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1. BASIS OF PRESENTATION
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements but, in our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of consolidated financial position, consolidated results of operations, and consolidated cash flows at the dates and for the periods presented have been included. Operating results for the nine month period ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2004. Dollar amounts in tables are in thousands, except for per share data. Certain 2004 balances have been reclassified to conform to the 2005 presentation.
Recent Accounting Pronouncements
In June 2005, the Financial Accounting Standards Board’s Emerging Issues Task Force issued its 04-5 Abstract, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). EITF 04-5 provides guidance for determining whether a single general partner in a group of general partners controls a limited partnership and supersedes the American Institute of Certified Public Accountants’ Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures.” EITF 04-5 adopts the concept of participating rights of minority partners established in EITF 96-16 in determining whether limited partners have rights that prevent control of a limited partnership by a general partner. This guidance is effective as of June 29, 2005 for all new limited partnerships formed after that date and is effective for all existing limited partnerships for the first reporting period in fiscal years beginning after December 15, 2005. The adoption of EITF 04-5 is not expected to have a material effect on our consolidated financial statements.
NOTE 2. STOCK-BASED AWARDS
In 2002, we adopted the fair value method defined in Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” in accounting for our stock option plans, where previously we applied the Accounting Principles Board’s Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related Interpretations. We elected to apply it prospectively for all options granted or modified since the beginning of 2002, as allowed by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Because some awards under the plans vest over periods ranging from one to five years, the cost related to stock-based employee compensation included in the determination of net income for the nine month periods ended September 30, 2005 and 2004, and the three month period of 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. There were no differences in the three month period ended September 30, 2005. The following table illustrates the effect on net income and earnings per common share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 2. STOCK-BASED AWARDS (Continued)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income allocable to common stockholders, as reported	$50,229	$3,668	$80,445	$22,336
Add:
Stock-based employee compensation expense included in reported net income, net of income taxes	120	85	497	320
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(120)	(96)	(507)	(342)

Pro forma net income allocable to common stockholders	$50,229	$3,657	$80,435	$22,314

Earnings per common share
Net income allocable to common stockholders, as reported	$1.91	$.16	$3.24	$1.00

Net income allocable to common stockholders, pro forma	$1.91	$.16	$3.24	$1.00

Earnings per common share — assuming dilution
Net income allocable to common stockholders, as reported	$1.70	$.14	$2.70	$.87

Net income allocable to common stockholders, pro forma	$1.70	$.14	$2.70	$.87

NOTE 3. VARIABLE INTEREST ENTITIES
We have consolidated three variable interest entities (“VIEs”) of which we are the primary beneficiary in accordance with the Financial Accounting Standards Board’s Interpretation 46-R, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements.” The three VIEs consist of two limited liability companies that own land to be developed as rental apartment communities, one with 328 units and the other with 90 units, and one limited liability company engaged in homebuilding with a 215-unit age-restricted traditional new development. The aggregate total assets of these VIEs were $41.7 million as of September 30, 2005. Of the total assets, $24.6 million is classified as real estate held for investment and $15.4 million is classified as homebuilding inventory in the accompanying September 30, 2005, Consolidated Balance Sheet.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 4. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES
Investments in and advances to partnerships and joint ventures consisted of the following:

		September 30,	December 31,
	Profits Interest	2005	2004
801 Pennsylvania Avenue	50%	$—	$30
Ansonia Apartments, L.P.	70%	—	367
Ansonia Liberty, L.L.C.	90%	—	10
Choice Home Financing, L.L.C.	50%	94	—
Orchid Grove, L.L.C.	50%	2,921	4,646
Danforth Apartment Owners, L.L.C.	99%	—	—
Delaney Square, L.L.C.	50%	—	5,778
Hoboken joint ventures :
900 Monroe Street Development, L.L.C.	63%	8,029	1,792
Block 99/102 Development, L.L.C.	55%	10,676	5,622
Block 144 Development, L.L.C.	63%	305	282
Madison Warehouse Development, L.L.C.	63%	10,867	1,975
TDC/Ursa Hoboken Sales Center, L.L.C.	48%	1,461	1,140
Thirteenth Street Development, L.L.C.	50%	16,136	12,749
Upper Grand Realty, L.L.C.	50%	—	345
Larchmont Associates, L.P.	57%	—	2,026
Lopo, L.P.	50%	4,826	—
Merritt Stratford, L.L.C.	50%	256	229
Orion Towers Tarragon L.L.P.	70%	16,603	2,100
Park Avenue Tarragon, L.L.C.	50%	19,016	6,119
Tarragon Calistoga, L.L.C.	80%	631	632
Tarragon Savannah I & II, L.L.C.	99%	1,911	2,232
Vineyard at Eagle Harbor, L.L.C.	99%	—	—

		$93,732	$48,074

We exercise significant influence over but hold noncontrolling interests in each of the above partnerships or joint ventures or our outside partners have significant participating rights, as defined in the Financial Accounting Standard Board’s Emerging Issues Task Force’s 96-16 and 04-5 Abstracts. Therefore, we account for our investments in these partnerships and joint ventures using the equity method.
We have guaranteed a mortgage totaling $7.5 million of an unconsolidated joint venture, with a balance of $477,000 as of September 30, 2005. Additionally, we have guaranteed three construction loans totaling $190.9 million and two land loans totaling $11.4 million of unconsolidated joint ventures. The construction loans have an aggregate balance as of September 30, 2005, of $112.5 million. We have recorded liabilities totaling $2.5 million in connection with six of these guarantees. Estimated fair values of other guarantees provided since January 1, 2004, are not significant.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 4. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES
(Continued)
Below are unaudited summarized financial data for our unconsolidated partnerships and joint ventures for the three and nine month periods ended September 30, 2005 and 2004. Summarized financial data for Thirteenth Street Development are presented separately because it was identified as a “significant subsidiary,” as that term is defined in rule 1.02(w) of Regulation S-X, at December 31, 2004.

	Thirteenth
	Street
	Development	Other	Total
Three Months Ended September 30, 2005

Homebuilding sales	$9,420	$55,639	$65,059
Cost of homebuilding sales	(6,523)	(39,080)	(45,603)
Rental revenue	—	8,503	8,503
Mortgage banking income	—	215	215
Property and other operating expenses	—	(4,054)	(4,054)
Interest expense	—	(2,995)	(2,995)
Depreciation expense	—	(1,474)	(1,474)

Net income	2,897	16,754	19,651
Elimination of interest and management fees paid to Tarragon	—	404	404

Net income before interest and management fees paid to Tarragon	$2,897	$17,158	$20,055

Equity in income of partnerships and joint ventures	$1,762	$8,922	$10,684

Cash distributions in excess of investment	$—	$135	$135

Three Months Ended September 30, 2004

Rental revenue			$8,998
Property and other operating expenses			(4,553)
Interest expense			(3,127)
Depreciation expense			(1,532)

Income from continuing operations			(214)
Discontinued operations
Loss from operations (1)			(279)

Net loss			(493)
Elimination of management fees paid to Tarragon			362

Net loss before interest and management fees paid to Tarragon			$(131)

Equity in loss of partnerships and joint ventures			$(190)

Cash distributions in excess of investment			$93

(1)	Revenue presented in discontinued operations was $435,000 in 2004.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 4. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES
(Continued)

	Thirteenth
	Street
	Development	Other	Total
Nine Months Ended September 30, 2005

Homebuilding sales	$34,973	$150,744	$185,717
Cost of homebuilding sales	(20,913)	(105,901)	(126,814)
Rental revenue	—	25,277	25,277
Mortgage banking income	—	215	215
Property and other operating expenses	(2)	(12,222)	(12,224)
Interest expense	(289)	(8,923)	(9,212)
Depreciation expense	—	(4,212)	(4,212)

Income from continuing operations	13,769	44,978	58,747
Discontinued operations
Loss from operations (1)	—	(263)	(263)
Loss on sale of real estate	—	(350)	(350)

Net income	13,769	44,365	58,134
Elimination of interest and management fees paid to Tarragon	—	1,235	1,235

Net income before interest and management fees paid to Tarragon	$13,769	$45,600	$59,369

Equity in income of partnerships and joint ventures	$5,453	$21,563	$27,016

Cash distributions in excess of investment	$—	$472	$472

Nine Months Ended September 30, 2004

Rental revenue			$27,428
Property and other operating expenses			(13,305)
Interest expense			(9,610)
Depreciation expense			(4,666)

Loss from continuing operations			(153)
Discontinued operations
Loss from operations (1)			(999)

Net loss			(1,152)
Elimination of management fees paid to Tarragon			1,084

Net loss before interest and management fees paid to Tarragon			$(68)

Equity in loss of partnerships and joint ventures			$(69)

Cash distributions in excess of investment			$5,782

(1)	Revenue presented in discontinued operations was $172,000 in 2005 and $1.3 million in 2004.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 5. EARNINGS PER COMMON SHARE
Earnings per common share have been computed based on the weighted average number of shares of common stock outstanding for the three and nine month periods ended September 30, 2005 and 2004. Following is a reconciliation of earnings per common share and earnings per common share — assuming dilution. The information presented for 2004 has been restated to give effect to the three-for-two stock split in February 2005.

	For The Three Months		For The Nine Months Ended
	Ended September 30,		September 30,
	2005	2004	2005	2004
Net income allocable to common stockholders, as reported	$50,229	$3,668	$80,445	$22,336
Add:
Interest expense on convertible notes, net of income taxes	4,919	120	6,654	120

Net income allocable to common stockholders — assuming dilution	$55,148	$3,788	$87,099	$22,456

Weighted average shares of common stock used in computing earnings per share	26,327,685	22,881,200	24,843,710	22,364,199
Convertible preferred interest of minority partner in consolidated joint venture	668,096	668,096	668,096	668,096
Convertible notes	3,073,048	666,027	4,393,956	223,629
Effect of stock appreciation rights	113,160	—	117,653	—
Effect of stock options	2,213,453	2,347,940	2,233,276	2,565,902

Weighted average shares of common stock used in computing earnings per share — assuming dilution	32,395,442	26,563,263	32,256,691	25,821,826

Earnings per common share
Net income allocable to common stockholders	$1.91	$.16	$3.24	$1.00

Net income allocable to common stockholders — assuming dilution	$1.70	$.14	$2.70	$.87

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

1

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 6. SEGMENT REPORTING (Continued)
Homebuilding. Our active for-sale communities at September 30, 2005, include the following:

		Remaining Homes
Community	Location	or Home Sites

Luxury high-rise developments:
Las Olas River House	Ft. Lauderdale, FL	58	(1)
One Hudson Park	Edgewater, NJ	168

		226

Mid-rise developments:
100 East Las Olas	Ft. Lauderdale, FL	89
1100 Adams	Hoboken, NJ	76
900 Monroe (2)	Hoboken, NJ	125
Alta Mar	Ft. Meyers, FL	131	(1)
Block 88	Hoboken, NJ	220
Block 99 (2)	Hoboken, NJ	217
The Exchange	Ft. Lauderdale, FL	87
Palisades Park	Palisades Park, NJ	196
XII Hundred Grand (2)	Hoboken, NJ	159	(1)

		1,300

Condominium and townhome conversions:
5600 Collins Avenue	Miami Beach, FL	6
Bishops Court at Windsor Parke	Jacksonville, FL	324
The Bordeaux	Orlando, FL	199
Central Park at Vista Lakes	Orlando, FL	296
Cordoba Beach Park	Tampa, FL	166
Georgetown at Celebration	Celebration, FL	10
The Grande (2)	Orlando, FL	1
The Hamptons (2)	Orlando, FL	252
Knightsbridge at Stoneybrooke	Orlando, FL	396
Lofts on Post Oak (2)	Houston, TX	342
Mirabella	Jacksonville, FL	400
Monterra at Bonita Springs	Bonita Springs, FL	244
Montreaux at Deerwood Lake	Jacksonville, FL	298
Oxford Place	Tampa, FL	298
The Quarter at Ybor City	Tampa, FL	362
Southampton Pointe	Charleston, SC	240
The Tradition at Palm Aire	Sarasota, FL	248
Twelve Oaks at Fenwick Plantation	Charleston, SC	216
Waterstreet at Celebration	Celebration, FL	1
Yacht Club on the Intracoastal	Hypoluxo, FL	8

		4,307

Townhome and traditional new developments:
Arlington Park	Tampa, FL	4
Orchid Grove (2)	Pompano Beach, FL	481
Venetian Bay Village III	Kissimmee, FL	7
The Villas at Seven Dwarfs Lane	Orlando, FL	256
Warwick Grove	Warwick, NY	205

		953

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 6. SEGMENT REPORTING (Continued)

Community	Location	Remaining Homes or Home Sites

Land development:
Alexandria Pointe	Deland, FL	93
Belle Park	Nashville, TN	22
Lincoln Pointe	Aventura, FL	526
Southridge Pointe	Deland, FL	24
Woods of Lake Helen	Lake Helen, FL	85
Woods at Southridge	Deland, FL	12

		762

		7,548

(1)	We have recognized revenue from the sale of 130 homes for Alta Mar, 242 homes for Las Olas River House (of which 229 units have been delivered), and 159 homes for XII Hundred Grand under the percentage-of-completion method as of September 30, 2005.

(2)	Unconsolidated property.
Also included in the Homebuilding Division are rental communities under development or in initial lease-up, existing rental communities under renovation or reposition, and land held for development or sale. We had 860 units in lease-up and/or under construction at September 30, 2005. We measure the performance of our Homebuilding Division primarily by gross profit from home sales.
Investment. This division includes properties with stabilized operations. We consider a property stabilized when development or renovation is substantially complete and recurring operating income exceeds operating expenses and debt service. At September 30, 2005 our Investment Division has 7,525 consolidated stabilized apartments and 3,364 stabilized apartments owned through unconsolidated partnerships and joint ventures. On that date, we also had consolidated commercial properties with 1.1 million square feet and a commercial property owned through an unconsolidated joint venture with 62,229 square feet. As discussed in NOTE 7. “ASSETS HELD FOR SALE,” in March 2005, our Board of Directors approved a strategic plan to sell a substantial portion of our Investment Division properties. Accordingly, the results of operations of 11 apartment communities with 2,364 units and 11 commercial properties with 927,000 square feet have been presented in discontinued operations in the accompanying Consolidated Statements of Income.
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
We allocate our general and administrative expenses between the divisions based on the functions of the corporate departments. We allocate other corporate items, including interest income, management fee and other revenue, and minority interests in income of consolidated partnerships and joint ventures that are not directly associated with one of our divisions in the same proportions as general and administrative expenses are allocated. Income taxes are not allocated between the divisions. Income tax liabilities totaled $52 million at September 30, 2005, and $14.2 million at December 31, 2004.

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

	HOMEBUILDING DIVISION
	Operating Statements
	For the Three Months				For the Nine Months
	Ended September 30,				Ended September 30,
	2005		2004		2005		2004
Homebuilding sales	$308,492	100%	$56,913	100%	$561,869	100%	$135,062	100%
Cost of homebuilding sales (1)	(239,248)	(78%)	(43,409)	(76%)	(425,728)	(76%)	(105,687)	(78%)

Gross profit on homebuilding sales	69,244	22%	13,504	24%	136,141	24%	29,375	22%

Minority interests in homebuilding sales of consolidated partnerships and joint ventures	(481)	—	(375)	(1%)	(1,697)	—	(3,002)	(2%)
Outside partners’ interests in homebuilding sales of unconsolidated partnerships and joint ventures	(8,313)	(3%)	—	—	(28,923)	(5%)	—	—
Overhead costs associated with investment in joint ventures	(95)	—	—	—	(1,196)	—	—	—
Performance-based compensation related to projects of unconsolidated partnerships and joint ventures	(900)	—	—	—	(2,304)	—	—	—
Additional costs attributable to profits recognized by the investment division on intercompany sales	—	—	—	—	(519)	—	(791)	(1%)

	59,455	19%	13,129	23%	101,502	19%	25,582	19%

Other income and expenses:
Net income (loss) from rental operations	803	—	(769)	(1%)	368	—	(1,744)	(1%)
Mortgage banking income	107	—	—	—	107	—	—	—
General and administrative expenses	(4,318)	(1%)	(3,917)	(7%)	(11,714)	(2%)	(10,688)	(8%)
Other corporate items	65	—	343	1%	271	—	1,109	1%
Gain (loss) on disposition of assets	(250)	—	—	—	1,979	—	2,048	1%

Income before taxes	$55,862	18%	$8,786	16%	$92,513	17%	$16,307	12%

(1)	Cost of homebuilding sales includes marketing and advertising of for-sale communities, salaries and office costs related to personnel directly involved in acquiring, managing, and accounting for for-sale communities, as well as land, construction costs, architectural and engineering fees, and capitalized interest.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 6. SEGMENT REPORTING (Continued)

	HOMEBUILDING DIVISION
	Balance Sheets
	September 30,	December 31,
	2005	2004
Assets
Homebuilding inventory (1)	$708,074	$287,873
Real estate held for investment	72,256	42,446
Contracts receivable	54,212	99,744
Investments in partnerships and joint ventures	91,821	44,217
Cash and cash equivalents	32,591	20,136
Restricted cash	23,308	23,757
Other assets	61,769	29,600

	$1,044,031	$547,773

Liabilities and Equity
Notes and interest payable	$528,055	$237,358
Other liabilities	72,770	55,997

	600,825	293,355

Minority interest	3,453	11,259
Equity	439,753	243,159

	$1,044,031	$547,773

(1)	Prior to 2004, the Homebuilding Division recognized profits on properties it transferred to the Investment Division upon completion and stabilization. Beginning in 2004, properties are transferred between divisions at cost. In 2005, five properties were transferred from the Investment Division back to the Homebuilding Division for conversion and sale as condominium homes. Homebuilding inventory of the Homebuilding Division includes $15.2 million of additional basis as of September 30, 2005 and $519,000 as of December 31, 2004 related to these profits from transfers prior to 2004.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 6. SEGMENT REPORTING (Continued)

	INVESTMENT DIVISION
	Operating Statements
	For the Three Months				For the Nine Months
	Ended September 30,				Ended September 30,
	2005		2004		2005		2004
Rental revenue	$27,789	100%	$33,603	100%	$90,922	100%	$100,907	100%
Property operating expenses	(14,907)	(54%)	(18,019)	(54%)	(47,407)	(52%)	(52,259)	(52%)

Net operating income	12,882	46%	15,584	46%	43,515	48%	48,648	48%
Net gain on sale of real estate	32,292		—		47,396		2,666
Loss on sale of real estate of unconsolidated partnerships and joint ventures	—		—		(811)		—
Distributions from unconsolidated partnerships and joint ventures in excess of investment	132		82		465		5,772
Minority interests in income of consolidated partnerships and joint ventures	(59)		(19)		(128)		(774)
Elimination of management and other fees paid to Tarragon by unconsolidated partnerships and joint ventures	359		362		1,078		1,084
Outside partners’ interests in (income) losses of unconsolidated partnerships and joint ventures	(12)		118		(123)		253
General and administrative expenses (including investment banking advisory fees of $375 and $2,375 in the three and nine months periods in 2005)	(2,252)		(1,649)		(8,019)		(4,925)
Other corporate items	420		139		891		515
Provision for losses	(1,628)		—		(1,628)		—
Impairment charges	(1,348)		—		(1,348)		—
Interest expense (including $7,153 of interest and premium associated with the conversion of convertible debt for the three and nine month periods in 2005)	(15,233)		(9,699)		(34,206)		(28,335)
Depreciation expense	(4,808)		(7,922)		(15,213)		(23,622)

Income (loss) before taxes	$20,745		$(3,004)		$31,869		$1,282

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 6. SEGMENT REPORTING (Continued)

	INVESTMENT DIVISION
	Balance Sheets
	September 30, 2005	December 31, 2004
Assets
Real estate held for investment (1)	$285,191	$487,173
Assets held for sale (1)	103,161	21,870
Investments in partnerships and joint ventures	33,337	36,961
Cash and cash equivalents	2,519	1,930
Restricted cash	6,876	6,453
Other assets	8,082	17,469

	$439,166	$571,856

Liabilities and Deficit
Notes and interest payable	$356,482	$532,889
Liabilities related to assets held for sale	91,622	20,664
Other liabilities	12,046	13,693

	460,150	567,246

Minority interest	15,076	14,489
Deficit	(36,060)	(9,879)

	$439,166	$571,856

(1)	Prior to 2004, the Homebuilding Division recognized profits on properties it transferred to the Investment Division upon completion and stabilization. Real estate held for investment includes $17.9 million of additional basis as of September 30, 2005, and $40.4 million as of December 31, 2004 related to these profits from transfers prior to 2004. Assets held for sale include $2.5 million of additional basis as of September 30, 2005 related to these profits from transfers prior to 2004. There were no basis differences as of December 31, 2004. Beginning in 2004, properties are transferred between divisions at cost.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 6. SEGMENT REPORTING (Continued)

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2005		2004		2005		2004
Investment Division net operating income:
Rental revenue
Same store stabilized apartment communities	$21,716	100%	$20,888	100%	$65,051	100%	$63,670	100%
Apartment communities stabilized during period	397	100%	378	100%	1,180	100%	772	100%
Apartment communities targeted for condominium conversion in 2005	—	100%	3,773	100%	5,263	100%	11,264	100%
Apartment communities acquired during period	1,534	100%	384	100%	4,192	100%	605	100%
Apartment communities sold during period	798	100%	4,333	100%	4,146	100%	13,160	100%
Commercial properties	3,344	100%	3,847	100%	11,090	100%	11,436	100%

	27,789	100%	33,603	100%	90,922	100%	100,907	100%

Property operating expenses
Same store stabilized apartment communities	(11,423)	(53%)	(11,312)	(54%)	(33,437)	(51%)	(32,818)	(52%)
Apartment communities stabilized during period	(272)	(69%)	(347)	(92%)	(836)	(71%)	(676)	(88%)
Apartment communities targeted for condominium conversion in 2005	—	—	(1,741)	(46%)	(2,377)	(45%)	(4,985)	(44%)
Apartment communities acquired during period	(922)	(60%)	(261)	(68%)	(2,407)	(57%)	(352)	(58%)
Apartment communities sold during period	(516)	(65%)	(2,279)	(53%)	(2,471)	(60%)	(7,345)	(56%)
Commercial properties	(1,774)	(53%)	(2,079)	(54%)	(5,879)	(53%)	(6,083)	(53%)

	(14,907)	(54%)	(18,019)	(54%)	(47,407)	(52%)	(52,259)	(52%)

Net operating income
Same store stabilized apartment communities	10,293	47%	9,576	46%	31,614	49%	30,852	48%
Apartment communities stabilized during period	125	31%	31	8%	344	29%	96	12%
Apartment communities targeted for condominium conversion in 2005	—	—	2,032	54%	2,886	55%	6,279	56%
Apartment communities acquired during period	612	40%	123	32%	1,785	43%	253	42%
Apartment communities sold during period	282	35%	2,054	47%	1,675	40%	5,815	44%
Commercial properties	1,570	47%	1,768	46%	5,211	47%	5,353	47%

	$12,882	46%	$15,584	46%	$43,515	48%	$48,648	48%

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 6. SEGMENT REPORTING (Continued)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Reconciliation of divisional revenues to consolidated revenue:
Homebuilding division total revenue	$308,492	$56,913	$561,869	$135,062
Less homebuilding sales revenue of unconsolidated partnerships and joint ventures	(65,059)	—	(185,717)	—
Add management fee and other revenue included in other corporate items	65	255	271	506
Add rental revenue from homebuilding properties presented in net income (loss) from rental operations (1)	4,386	247	7,849	1,357

Homebuilding division contribution to consolidated revenue	247,884	57,415	384,272	136,925

Investment division rental revenue	27,789	33,603	90,922	100,907
Less investment division rental revenue presented in discontinued operations	(7,335)	(10,195)	(24,772)	(30,609)
Add management fee and other revenue included in other corporate items	201	62	372	162
Less rental revenues of unconsolidated partnerships and joint ventures	(8,457)	(9,432)	(25,403)	(28,721)

Investment division contribution to consolidated revenue	12,198	14,038	41,119	41,739

Consolidated total revenue	$260,082	$71,453	$425,391	$178,664

Reconciliation of divisional net income (loss) before taxes to consolidated net income:
Homebuilding division net income before taxes	$55,862	$8,786	$92,513	$16,307
Add additional costs attributable to profits recognized by investment division on intercompany sales (2)	—	—	519	791
Add depreciation on higher basis resulting from intercompany sales	—	—	—	29

Homebuilding division contribution to consolidated net income	55,862	8,786	93,032	17,127

Investment division net income (loss) before taxes	20,745	(3,004)	31,869	1,282
Add reduction to investment division gain on sale of real estate for profit previously recognized by homebuilding division (3)	3,833	—	4,644	—
Add depreciation on higher basis resulting from intercompany sales (3)	553	744	1,822	2,205

Investment division contribution to consolidated net income	25,131	(2,260)	38,335	3,487

Income tax (expense) benefit	(30,539)	(2,632)	(50,248)	2,400

Consolidated net income	$50,454	$3,894	$81,119	$23,014

(1)	Rental revenue generated by properties transferred from the Investment Division to the Homebuilding Division and properties developed by the Homebuilding Division which are currently in lease-up.

(2)	Prior to 2004, the Investment Division recognized gains on transfers of properties to the Homebuilding Division for conversion and sale as condominium homes. Beginning in 2004, properties are transferred between divisions at cost.

(3)	Prior to 2004, the Homebuilding Division recognized profits on properties it transferred to the Investment Division upon completion and stabilization. Beginning in 2004, properties are transferred between divisions at cost.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 6. SEGMENT REPORTING (Continued)

	September 30,	December 31,
	2005	2004
Reconciliation of divisional total assets to consolidated total assets:
Homebuilding division total assets	$1,044,031	$547,773
Investment division total assets	439,166	571,856

	1,483,197	1,119,629
Less higher basis resulting from intercompany sales (1)	(67,028)	(74,029)
Add goodwill	2,691	2,691

Consolidated total assets	$1,418,860	$1,048,291

(1)	Prior to 2004, both divisions recognized gains on transfers of properties between divisions. Beginning in 2004, properties are transferred between divisions at cost.
NOTE 7. ASSETS HELD FOR SALE
In March 2005, our Board of Directors approved a strategic plan to sell a substantial portion of our Investment Division properties. The properties we intend to sell are classified as assets held for sale as of September 30, 2005, and their results of operations are presented in discontinued operations.
Assets held for sale and liabilities related to assets held for sale in the accompanying Consolidated Balance Sheets are as follows:

	September 30,	December 31,
	2005	2004
Real estate (net of accumulated depreciation of $51,964 in 2005 and $3,257 in 2004)	$96,933	$21,358
Other assets, net	3,728	512

	$100,661	$21,870

Notes and interest payable	$88,481	$20,529
Other liabilities	3,141	135

	$91,622	$20,664

The September 30, 2005, amounts include balances related to 11 apartment communities and 11 commercial properties we either have under contract of sale or are actively marketing for sale.
The December 31, 2004, amounts include balances related to an apartment community under contract of sale at December 31, 2004, and sold in January 2005.
In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” operating results for properties for which we have implemented plans of disposal have been reported in discontinued operations. Discontinued operations for the three and nine months ended September 30, 2005 and 2004 include the operations of 14 properties sold since the beginning of 2004 and 22 properties held for sale as of September 30, 2005, which were previously reported in the Investment Division. The results of these operations were as follows:

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 7. ASSETS HELD FOR SALE (Continued)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Rental revenue	$7,335	$10,195	$24,772	$30,609
Property operating expenses	(4,440)	(5,548)	(13,944)	(16,582)
Interest expense	(1,844)	(2,432)	(6,107)	(6,930)
Impairment charges	(1,348)	—	(1,348)	—
Depreciation expense	—	(2,105)	(329)	(6,447)

Income (loss) from operations before income taxes	(297)	110	3,044	650
Income tax (expense) benefit	255	—	(1,165)	—

Income (loss) from operations	$(42)	$110	$1,879	$650

Gain on sale of real estate before income taxes	$36,125	$—	$50,887	$2,666
Income tax expense	(13,688)	—	(19,464)	—

Gain on sale of real estate	$22,437	$—	$31,423	$2,666

We record impairment losses when events and circumstances indicate that the carrying amounts of properties may be impaired and the estimated fair value of those assets less estimated costs to sell are less than their carrying amounts. We recorded impairment charges in the amount of $1.3 million on four properties during the three months ended September 30, 2005. No such losses were incurred in 2004.
NOTE 8. NOTES PAYABLE
On June 15, 2005, we issued $40 million of junior subordinated unsecured notes due June 30, 2035. The notes bear interest, payable quarterly, at a rate of 8.71% through June 30, 2010, and thereafter at a variable rate equal to LIBOR plus 4.4% per annum. The notes are prepayable after June 30, 2010 at par. On September 12, 2005, we issued an additional $25 million of subordinated unsecured notes due October 30, 2035. The notes bear interest, payable quarterly, at a rate of 8.79% through October 30, 2010, and thereafter at a variable rate equal to LIBOR plus 4.4% per annum. The notes are prepayable after October 30, 2010 at par.
On July 1, 2005, we converted $2 million of our 8.00% senior convertible notes due 2009 into 163,399 shares of common stock after presentment for conversion by a noteholder. On August 23, 2005, an additional $54.25 million of senior convertible notes were converted into shares of our common stock pursuant to an offer to holders of the convertible notes. Each holder who converted their convertible notes prior to the expiration of the offer received 81.6993 shares of Tarragon common stock and $80 in cash for each $1,000 principal amount of convertible notes delivered for conversion plus accrued and unpaid interest. In connection with the offer, we issued 4,432,181 shares of common stock. We paid approximately $1.9 million in accrued interest for the period from March 16, 2005 through August 23, 2005 and a premium of $4.3 million and wrote off $2.9 million of deferred financing expenses. The outstanding balance of remaining senior convertible notes was $5.75 million at September 30, 2005.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 9. COMMITMENTS AND CONTINGENCIES
We are not aware of any liability relating to federal, state, and local environmental laws, ordinances, and regulations that would have a material adverse effect on our business, financial position, results of operations or cash flow. In April 2003, in connection with the condominium conversion of Pine Crest Village at Victoria Park, one of our contractors may have inadvertently disturbed asbestos-containing materials. These actions are currently under investigation by the Environmental Protection Agency and may result in civil and/or criminal proceedings under applicable law. The extent of any resulting liability is unknown at this time. We have incurred legal and other professional fees and costs of relocating residents in connection with this matter totaling $458,000 through September 30, 2005. Remediation has been completed at a total cost of $795,000.
In December 2004, we were notified by our general liability insurer that it was withdrawing coverage for Orlando Central Park Tarragon, LLC, one of our subsidiaries, in connection with a negligence action pending in state court in Florida for personal injuries and damages allegedly suffered by the plaintiff as a result of the use by the outside property management company of an insecticide at the property. The extent of the property owner’s liability for the plaintiff’s claims is unknown at this time.
We are also party to various claims and routine litigation arising in the ordinary course of business. We do not believe that the results of such claims and litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position, or results of operations.

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

These factors are representative of the risks, uncertainties, and assumptions that could cause actual outcomes and results to differ materially from what is expressed or forecast in our forward-looking statements. In addition, these statements could be affected by local, national, and world economic conditions and political events, including the global economic slowdowns and fluctuations in interest and currency exchange rates.
For additional information regarding factors that may affect our actual financial condition and results of operations see the information under the caption “Risks Related to Tarragon” beginning on page 10 of the Annual Report on Form 10-K for the year ended December 31, 2004.
Business Overview
General
We are a homebuilder and real estate developer with over 30 years of experience in the real estate industry. We operate two distinct businesses:
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
Homebuilding Division. Over the past seven years, we have substantially increased our investment in homebuilding and development. We have devoted significant resources to our Homebuilding Division in terms of financial investment and human capital. Currently, approximately two-thirds of our corporate and property general and administrative expenses are attributable to the Homebuilding Division. Because of the long lead time for large projects in urban areas, many of our current projects have not yet produced any revenue. We measure the performance of the Homebuilding Division primarily by gross profit from home sales of its for-sale communities. Revenue and gross profit reported by our for-sale communities are presented below in “Homebuilding Division.”
Investment Division. Over the past several years, funds generated by the operation, sale, or refinancing of properties in the investment portfolio have financed the growth of our homebuilding and development activities. We measure the performance of the Investment Division primarily by net operating income, which is defined as rental revenue less property operating expenses (excluding depreciation) of both consolidated and unconsolidated stabilized rental apartment communities and commercial properties.
Revenue. Our revenue is principally derived from:
•	Homebuilding sales, which represent sales of condominium homes, townhomes, and developed land reported on either the completed contract or percentage-of-completion method of revenue recognition, as appropriate; and

•	Rental revenue associated with leases of apartments to residents and office and retail space to commercial tenants.
Expenses. Our expenses principally consist of:
•	Costs of homebuilding sales, which include land, construction costs, costs of construction supervision, marketing, commissions and other selling costs, capitalized interest, developer fees, and architectural and engineering fees;

•	Property operating expenses, which are costs associated with operating, leasing, and maintaining rental apartment communities and office and retail properties, including payroll and benefit expenses of site-level employees;

•	Depreciation of rental apartment communities and office and retail properties; and

•	General and administrative expenses, a significant portion of which consists of compensation and benefits and other personnel-related costs.
Other income and expenses. Other income and expenses include:
•	Interest expense related to mortgages and other debt;

•	Equity in income or losses of partnerships and joint ventures, which represents our share of the net income or net losses of unconsolidated partnerships and joint ventures and may include income from distributions received from those entities in excess of our share of their income when we have recovered our investment in them (the source of these distributions is generally proceeds from sales or financings of properties);

•	Gain on sales of real estate, which generally consists of gain from sales of properties in our Investment Division and are typically reported in discontinued operations in accordance with Statement of Financial Accounting Standards No. 144; and

•	Minority interests in income from consolidated partnerships and joint ventures, which consist of our partners’ share of gross profit from homebuilding sales or net income or net loss resulting from rental operations and the return on a preferred interest in Tarragon Development Company, LLC, which owns interests in nine rental apartment communities.
Outlook
Our Homebuilding Division has experienced rapid growth since its inception. We believe the urban homebuilding business will continue to present growth opportunities for us for a number of reasons including:
•	scarcity of suburban land for development and increased restrictions and controls on growth in many areas, channeling a larger share of new construction into urban areas;

•	demographic trends of increased immigration, smaller households, and later marriages which tend to favor demand in urban as opposed to other areas; and

•	the recent investment performance of residential real estate and the availability and low cost of mortgage financing resulting in greater demand for home ownership rather than renting.
During the first nine months of 2005, we purchased 11 rental communities with 3,362 apartments (including one with 351 apartments in an unconsolidated partnership) for conversion to condominiums for $524.9 million. We also purchased a 204-unit high-rise condominium development under construction for $22 million. In addition, we acquired 12 parcels of land (including five in unconsolidated joint ventures) for development of for-sale communities for an aggregate purchase price of $60.9 million.
Pursuant to a strategic plan approved by our Board of Directors in March 2005, we plan to divest substantially all of the Investment Division in 2005 and 2006. Therefore revenues, expenses, and cash flows from rental operations will decline significantly in 2005 and 2006. We intend to use the net sale proceeds to expand our homebuilding operation, reduce debt, and repurchase common stock. We have categorized Investment Division properties into three groups: non-core properties, core properties, and properties to be held.
Non-core properties include commercial properties and apartment communities located outside of our core markets or that are otherwise inefficient to manage. We plan to sell our non-core properties, and we are actively marketing or have under contract of sale 11 apartment communities with 2,364 units and 11 commercial properties with 927,000 square feet. These properties are classified as assets held for sale as of September 30, 2005, and their operating results are presented in discontinued operations in the Statements of Income for the three and nine months ended September 30, 2005 and 2004. We currently have four apartment communities with 1,208 units under contract of sale at sale prices aggregating $45.1 million. We also have three commercial properties with 236,000 square feet under contract for an aggregate sale price of $11.7 million. We have sold four apartment communities with 619 units and four commercial properties with 215,000 square feet since the strategic plan was approved by the Board of Directors. See discussion below under “Sales of Consolidated Properties.”
Core properties include apartment communities located in our core markets that have rental growth opportunities and are efficient to manage. We intend to continue to manage and have a continuing interest in our core properties, which include 6,042 rental apartments in 25 communities.
Properties to be held have been identified as those with development or value-added condominium conversion opportunities or, in the case of Orlando Central Park, because one of our development offices is located there. During 2005, five apartment communities with 1,513 units targeted for condominium conversion were transferred to the Homebuilding Division.
Six of our rental apartment communities located in Florida suffered damage as a result of Hurricane Wilma which hit South Florida in late October. Five of the six properties are in the Homebuilding Division and undergoing conversion to condominiums. The other property is in the Investment Division and is operating as a rental apartment community. We are still assessing the damage to the properties, but the majority of the damage appears to be minor, primarily water intrusion or roof damage and damage to landscaping. As of the date of this report, we are unable to estimate the total cost to repair the damage and replace landscaping.
Factors Affecting Comparability of Results of Operations
Segment Results. Segment results for our Investment and Homebuilding Divisions include revenue generated by both consolidated entities and unconsolidated entities. Therefore, the revenues reflected in the segment results are not fully comparable with our consolidated results. Reconciliations of divisional revenue to consolidated revenue are presented in NOTE 6. “SEGMENT REPORTING” in the accompanying Notes to Consolidated Financial Statements.
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
Percentage-of-Completion Revenue Recognition. Because the percentage-of-completion method of revenue recognition requires us to recognize revenues from sales of homes or developed land prior to the closing of such sales, the timing of revenues generated by projects using the percentage-of-completion method may not be comparable to the timing of revenues generated by projects using the closing method. Furthermore, we will recognize a significant portion of the revenues from home sales at a percentage-of-completion project prior to our receiving the cash associated with such sales. See “Critical Accounting Policies and Estimates—Revenue Recognition.”
Consolidated Results of Operations
Results Overview
For the three and nine months ended September 30, 2005, total consolidated revenue was $260.1 million and $425.4 million, compared to revenue reported for the corresponding periods in 2004 of $71.5 million and $178.7 million. These increases are mostly attributable to the increase in homebuilding sales, which increased $186.5 million in the three month period and $241.1 million in the nine month period of 2005 compared to the same periods in 2004. We expect this trend to continue as more communities under development and in our pipeline, especially in the northeast, begin to generate revenue. See the tables that summarize homebuilding sales and present our backlog of homes sold, not closed, and our development pipeline below under “Homebuilding Division.”
Rental and other revenue increased $2.1 million, or 14.5%, for the three month period and $5.6 million, or 12.9%, for the nine month period ended September 30, 2005. Two apartment communities acquired in February 2005 and one apartment community acquired in May 2004 contributed $1.2 million in the three month period and $3.6 million in the nine month period.
Income from continuing operations was $28.1 million and $47.8 million for the three and nine month periods ended September 30, 2005, compared to income from continuing operations of $3.8 million and $19.7 million for the corresponding periods in 2004. Gross profit from homebuilding sales resulted in an increase of $36.3 million and $47.9 million during these periods. Equity in income of partnerships and joint ventures increased $10.9 million and $21.8 million during these periods chiefly due to our share of gross profit from homebuilding sales by unconsolidated partnerships and joint ventures. Additionally, we recorded income tax expense of $17.1 million and $29.6 million in the three and nine month periods in 2005 compared to income tax expense of $2.6 million in the third quarter of 2004 and a $2.4 million income tax benefit in the nine month period in 2004. The income tax benefit resulted from the reversal of a valuation allowance against our net deferred tax asset upon our conclusion that realization of the deferred tax asset was more likely than not.
During the three and nine months ended September 30, 2005, we recognized gains on sale of real estate of $22.5 and $34 million respectively, including those presented in discontinued operations (net of income taxes of $13.7 million and $19.5 million respectively) in accordance with SFAS No. 144. There were no gains on sale, including those presented in discontinued operations, during the three months ended September 30, 2004, while we recognized $3.0 million in gains on sale, including those presented in discontinued operations, during the nine months ended September 30, 2004. See “Sales of Consolidated Properties” below.
Operating Results of Consolidated Rental Properties. At September 30, 2005, our consolidated rental properties presented in continuing operations included apartment communities with 5,603 apartments (excluding 2,364 units in assets held for sale and presented in discontinued operations) and one commercial property with 131,000 square feet (excluding 927,000 square feet in assets held for sale and presented in discontinued operations). The following tables summarize aggregate property level revenues and expenses for our consolidated rental properties presented in continuing operations for the three and nine months ended September 30, 2005 and 2004. The revenues and expenses below exclude management fee and other revenue and interest expense on corporate debt.

	For the Three Months Ended September 30,
	2005	2004	Change
Rental revenue	$16,383	$14,223	$2,160
Property operating expenses	(8,350)	(7,932)	(418)
Interest expense	(3,818)	(2,663)	(1,155)
Depreciation expense	(2,734)	(3,413)	679

	$1,481	$215	$1,266

	For the Nine Months Ended September 30,
	2005	2004	Change
Rental revenue	$48,596	$42,934	$5,662
Property operating expenses	(24,674)	(22,346)	(2,328)
Interest expense	(10,838)	(7,527)	(3,311)
Depreciation expense	(8,865)	(10,074)	1,209

	$4,219	$2,987	$1,232

The following tables illustrate the impact on the change between periods of the acquisition of three apartment communities in 2004 and 2005 and properties in lease-up in 2005 on the revenues and expenses of our consolidated rental properties:

	Change For the Three Months Ended
	September 30, 2005 and 2004
	Properties	Properties in	Other		Total
	Acquired	Lease-up	Changes		Change
Rental revenue	$1,150	$295	$715		$2,160
Property operating expenses	(662)	(45)	289		(418)
Interest expense	(463)	27	(719	)(1)	(1,155)
Depreciation expense	(223)	(56)	958	(2)	679

	$(198)	$221	$1,243		$1,266

(1)	Increase is primarily due to increases in interest rates on variable rate debt.

(2)	Decrease is primarily due to ceasing depreciation of six rental properties targeted for conversion to condominium homes for sale.

	Change For the Nine Months Ended
	September 30, 2005 and 2004
	Properties	Properties in	Other		Total
	Acquired	Lease-up	Changes		Change
Rental revenue	$3,587	$370	$1,705		$5,662
Property operating expenses	(2,055)	(150)	(123)		(2,328)
Interest expense	(1,238)	344	(2,417	)(1)	(3,311)
Depreciation expense	(686)	(75)	1,970	(2)	1,209

	$(392)	$489	$1,135		$1,232

(1)	Increase is primarily due to increases in interest rates on variable rate debt.

(2)	Decrease is primarily due to ceasing depreciation of six rental properties targeted for conversion to condominium homes for sale.
Equity in Income of Unconsolidated Partnerships and Joint Ventures. The following tables summarize the components of equity in income of unconsolidated partnerships and joint ventures for the three and nine months ended September 30, 2005 and 2004:

	For the Three Months Ended September 30,
	2005	2004	Change
Homebuilding operations
Homebuilding sales revenue	$65,059	$—	$65,059
Cost of homebuilding sales	(45,603)	—	(45,603)

Gross profit from homebuilding sales	19,456	—	19,456

Rental property operations
Rental revenue	8,503	8,998	(495)
Property and other operating expenses	(4,054)	(4,553)	499
Interest expense	(2,995)	(3,127)	132
Depreciation expense	(1,474)	(1,532)	58

Mortgage banking income	215	—	215
Discontinued operations	—	(279)	279
Elimination of management and other fees paid to Tarragon	404	362	42
Outside partners’ interests in income of joint ventures	(8,376)	(59)	(8,317)
Overhead costs associated with investments in joint ventures	(95)	—	(95)
Performance-based compensation related to homebuilding projects of unconsolidated partnerships and joint ventures	(900)	—	(900)
Distributions in excess of investment	135	93	42

Equity in income (loss) of partnerships and joint ventures	$10,819	$(97)	$10,916

	For the Nine Months Ended September 30,
	2005	2004	Change
Homebuilding operations
Homebuilding sales revenue	$185,717	$—	$185,717
Cost of homebuilding sales	(126,814)	—	(126,814)

Gross profit from homebuilding sales	58,903	—	58,903

Rental property operations
Rental revenue	25,277	27,428	(2,151)
Property and other operating expenses	(12,224)	(13,305)	1,081
Interest expense	(9,212)	(9,610)	398
Depreciation expense	(4,212)	(4,666)	454

Mortgage banking income	215	—	215
Discontinued operations	(613)	(999)	386
Elimination of management and other fees paid to Tarragon	1,235	1,084	151
Outside partners’ interests in income of joint ventures	(28,853)	(1)	(28,852)
Overhead costs associated with investments in joint ventures	(1,196)	—	(1,196)
Performance-based compensation related to homebuilding projects of unconsolidated partnerships and joint ventures	(2,304)	—	(2,304)
Distributions in excess of investment	472	5,782	(5,310)

Equity in income of partnerships and joint ventures	$27,488	$5,713	$21,775

Gross profit from homebuilding sales for 2005 was generated by The Grande and The Hamptons, two condominium conversion projects acquired in 2004 by unconsolidated joint ventures; XII Hundred Grand and XIII Hundred Grand, two of our Hoboken, New Jersey, projects; and The Lofts on Post Oak, a condominium conversion project acquired in June 2005 by an unconsolidated joint venture. See the table below in “Homebuilding Division” for revenue and gross profit reported by each of these projects.
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
When we compute equity in income (loss) of partnerships and joint ventures, we eliminate intercompany items, including management fees the joint ventures pay us and interest on advances we have made to joint ventures.
The increase in outside partners’ share of income of joint ventures is primarily attributable to our partners’ share of the gross profit reported by The Grande, The Hamptons, The Lofts on Post Oak, XII Hundred Grand, and XIII Hundred Grand.
Distributions in excess of investment are primarily related to distributions of financing proceeds of joint ventures in which we have recovered our investment. In these situations, the joint ventures’ debt is non-recourse to us, and we have not committed to fund any cash flow deficits of the joint ventures. Income from distributions in excess of investment included $162,000 and $6.1 million for the three and nine month periods ended September 30, 2004, from Ansonia Apartments, L.P. The source of these distributions was proceeds from financings.
Provision for estimated losses. We recorded a $1.6 million reserve in the third quarter of 2005 for the full amount of a note receivable when the borrower notified us he would no longer be making payments under the terms of the note.
General and Administrative Expenses. Corporate general and administrative expenses increased $900,000 and $3.6 million for the three and nine months ended September 30, 2005 compared to the same period of 2004 primarily due to investment banking advisory fees of $2 million in the first half of 2005 related to the Investment Division properties disposition strategy and fees of $500,000 related to the conversion of convertible notes to common stock in the third quarter of 2005. We experienced an increase in costs associated with projects that were not pursued for our development pipeline of $700,000.
Corporate Interest. Corporate interest increased $8.8 million and $12.1 million for the three and nine months ended September 30, 2005 compared to the same period of 2004 primarily due to a premium paid and the write off of deferred financing expenses totaling $7.2 million related to the conversion of convertible notes to common stock in the third quarter of 2005. Interest expense related to the convertible notes issued in September and November 2004 and the unsecured subordinated notes issued in June and September 2005 resulted in increases totaling $1.6 million and $4.6 million for the three and nine months ended September 30, 2005. These increases are partially offset by interest capitalized on development projects, which increased $2.5 million and $7 million for the three and nine months ended September 30, 2005 as compared to the same periods of 2004.

Sales of Consolidated Properties. The following table summarizes sales of consolidated properties for the nine months ended September 2005 and 2004. Except for the sales of land (excluding Charlotte, North Carolina, Land) in 2004 and 2005, and two buildings at Orlando Central Park, in 2005, the gains on sale were presented in discontinued operations.

			Net Cash
Date of Sale	Property	Sale Price	Proceeds	Gain on Sale
2005 Sales

Jan-05	Woodcreek Garden Apartments	$38,750	$16,009	$14,762
Feb-05	Ft. Worth, Texas, Land	2,225	624	—
Mar-05	Sarasota, Florida, Land	40,000	20,703	2,229
Jun-05	Orlando Central Park (two buildings)	1,641	698	342
Aug-05	Martin’s Landing Apartments	12,750	5,125	6,852
Aug-05	Stewart Square	7,950	3,624	5,322
Aug-05	Courtyard at the Park Apartments	11,100	5,665	5,989
Aug-05	Paramus Container Store	15,000	6,814	7,806
Sep-05	Charlotte, North Carolina, Land	76	74	50
Sep-05	Morningside Apartments	4,693	1,893	1,932
Sep-05	Jackson Square	875	782	—
Sep-05	Time Square	1,250	1,161	763
Sep-05	Palm Court Apartments	11,150	4,619	7,460

		$147,460	$67,791	$53,507

2004 Sales

Mar-04	Forest Ridge Land	$850	$510	$378
Jun-04	Landmark Apartments	4,780	693	2,666

		$5,630	$1,203	$3,044

In December 2004, we recorded an impairment loss to write down the carrying value of the tract of land in Fort Worth, Texas, to its then estimated fair value less costs of sale. No loss was incurred upon the sale in February 2005 in excess of the impairment loss. In the third quarter of 2005, we recorded a $318,000 impairment loss to write down the carrying value of Jackson Square to its estimated fair value less costs of sale.

Homebuilding Division
Results Overview
As stated previously, results for our segments do not distinguish between revenues of consolidated and unconsolidated properties. Therefore, revenue and gross profit from homebuilding sales presented below includes both consolidated and unconsolidated homebuilding projects.

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2005		2004		2005		2004
	Units	Dollars	Units	Dollars	Units	Dollars	Units	Dollars
Revenue recognized on the closing method by community
Consolidated communities
Arlington Park	34	$9,765	—	$—	72	$18,341	—	$—
Georgetown at Celebration	181	44,844	—	—	305	72,808	—	—
Montreaux at Deerwood Lake	110	18,689	—	—	146	24,532	—	—
Pine Crest Village I	—	—	—	—	—	—	15	4,090
Pine Crest Village II	—	—	—	—	11	2,356	—	—
The Quarter at Ybor City	93	16,117	—	—	93	16,117	—	—
Tuscany on the Intracoastal	—	—	61	15,869	61	17,245	179	43,479
Venetian Bay Village I	—	—	—	—	—	—	29	4,196
Venetian Bay Village II & III	101	15,996	3	435	201	31,429	3	435
Warwick Grove	10	5,741	—	—	10	5,741	—	—
Waterstreet at Celebration	—	—	87	15,399	36	9,263	87	15,399
Yacht Club on the Intracoastal	366	103,860	—	—	372	105,470	—	—
Land development	27	5,669	54	2,082	58	7,231	105	4,795

	922	220,681	205	33,785	1,365	310,533	418	72,394

Unconsolidated communities
The Grande	—	—	—	—	260	49,739	—	—
The Hamptons	246	51,966	—	—	491	97,331	—	—
The Lofts on Post Oak	9	3,673	—	—	9	3,673	—	—

	255	55,639	—	—	760	150,743	—	—

Total revenue recognized on the closing method	1,177	276,320	205	33,785	2,125	461,276	418	72,394

Revenue recognized on the percentage-of-completion method by community
Consolidated communities
Alta Mar (1)	1	4,152	100	16,697	18	17,404	100	16,697
Las Olas River House (2)	12	18,600	1	6,431	37	48,215	17	45,971

	13	22,752	101	23,128	55	65,619	117	62,668

Unconsolidated communities
XII Hundred Grand (3)	—	9,049	—	—	24	29,104	—	—
XIII Hundred Grand (3)	—	371	—	—	1	5,870	—	—

	—	9,420	—	—	25	34,974	—	—

Total revenue recognized on the percentage-of-completion method	13	32,172	101	23,128	80	100,593	117	62,668

Total homebuilding sales revenue	1,190	$308,492	306	$56,913	2,205	$561,869	535	$135,062

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Gross profit (loss) on homebuilding sales revenue recognized on the closing method by community
Consolidated communities
Arlington Park	$2,152	$—	$3,962	$—
Georgetown at Celebration	10,590	—	17,692	—
Montreaux at Deerwood Lake	3,542	—	4,587	—
Pine Crest Village I	—	—	—	1,457
Pine Crest Village II	—	—	964	—
The Quarter at Ybor City	2,498	—	2,498	—
Tuscany on the Intracoastal	—	3,742	4,611	8,720
Venetian Bay Village I	—	—	—	538
Venetian Bay Village II & III	447	70	2,866	70
Warwick Grove	809	—	809	—
Waterstreet at Celebration	(90)	3,080	2,791	3,080
Yacht Club on the Intracoastal	25,227	—	25,629	—
Land development	1,518	59	1,538	116

	46,693	6,951	67,947	13,981

Unconsolidated communities
The Grande	201	—	14,059	—
The Hamptons	16,038	—	30,465	—
The Lofts on Post Oak	320	—	320	—

	16,559	—	44,844	—

Total gross profit on homebuilding sales revenue recognized on the closing method	63,252	6,951	112,791	13,981

Gross profit on homebuilding sales revenue recognized on the percentage-of-completion method by community
Consolidated communities
Alta Mar (1)	47	5,010	3,194	5,010
Las Olas River House (2)	3,048	1,543	6,097	10,384

	3,095	6,553	9,291	15,394

Unconsolidated communities
XII Hundred Grand (3)	2,523	—	11,571	—
XIII Hundred Grand (3)	374	—	2,488	—

	2,897	—	14,059	—

Total gross profit on homebuilding sales revenue recognized on the percentage-of-completion method	5,992	6,553	23,350	15,394

Total gross profit on homebuilding sales	$69,244	$13,504	$136,141	$29,375

(1)	Sales represent revenue recognized under the percentage-of-completion method. At September 30, 2005, 99% of the homes were under firm contracts totaling $44.1 million, and construction was 92% complete.

(2)	Sales represent revenue recognized under the percentage-of-completion method. At September 30, 2005, 84% of the homes were sold and either closed or under firm contracts totaling $198.2 million, and construction was 99% complete. Through September 2005, we have closed sales of 229 homes totaling $180.7 million. We have recorded deferred revenue from these closings of $2 million which will be recognized as completion of the project progresses.

(3)	Sales represent revenue recognized under the percentage-of-completion method. At XII Hundred Grand, 100% of the homes were under firm contracts totaling $72.2 million, and construction was 94% complete at September 30, 2005. At XIII Hundred Grand, all homes have closed with contracts totaling $45.3 million, and construction was 99% complete at September 30, 2005. We have recorded deferred revenue from these closings of $640,000 which will be recognized as completion of the project progresses.

The following table presents homebuilding sales revenue for both consolidated and unconsolidated communities by product type.

				Townhome
			Condominium	and
	Luxury		and	Traditional
	High-rise	Mid-rise	Townhome	New	Land
	Developments	Developments	Conversions	Developments	Development	Total
Three Months Ended September 30, 2005	$18,600	$13,572	$239,149	$31,502	$5,669	$308,492
Three Months Ended September 30, 2004	$6,431	$16,696	$31,268	$436	$2,082	$56,913
Nine Months Ended September 30, 2005	$48,215	$52,378	$398,534	$55,511	$7,231	$561,869
Nine Months Ended September 30, 2004	$45,971	$16,696	$62,968	$4,632	$4,795	$135,062
Homebuilding sales revenue was $308.5 million for the three months and $561.9 million for the nine months ended September 30, 2005, up from $56.9 million and $135.1 million for the same periods of 2004. Homebuilding sales revenue for the three and nine months ended September 30, 2005, includes $32.2 million and $100.6 million recognized under the percentage-of-completion method. Gross profit net of selling expenses on home sales was 22% for the three months and 24% for the nine months ended September 30, 2005, and 24% and 22% for the same periods of 2004. Net of minority interests in consolidated home sales and outside partners’ interests in home sales of unconsolidated projects, we reported $60.5 million and $105.5 million of income from home sales for the three and nine month periods ended September 30, 2005. We reported $13.1 million and $26.4 million for the corresponding periods in 2004.
Gross profit on homebuilding sales is based on estimates of total project sales value and total project costs. When estimates of sales value or project costs are revised, gross profit is adjusted in the period of change so that cumulative project earnings reflect the revised profit estimate. During the first nine months of 2005, we revised our estimates of development costs for the following projects, changing their estimated gross profit margins from those used in 2004: Waterstreet at Celebration increased 2.5%; The Grande increased 5.0%; XII Hundred Grand increased 0.5%; XIII Hundred Grand increased 1.9%; Alta Mar decreased 6.0%; and Las Olas River House decreased 1.4%.
Net income from rental operations in the Homebuilding Division was $803,000 and $368,000 for the three and nine month periods ended September 30, 2005, compared to net losses of $769,000 and $1.7 million for the corresponding periods in 2004. The net income in 2005 is primarily attributable to five Investment Division properties transferred to the Homebuilding Division for conversion to condominiums. The losses in 2004 are due to operating, interest, and depreciation expenses exceeding revenues during lease-up prior to stabilization. Previously, we transferred rental properties from the Homebuilding Division to the Investment Division once they were stabilized. We presently intend to sell any non-core properties upon or prior to completion and stabilization.
General and administrative expenses of the Homebuilding Division were $4.3 million and $11.7 million for the three and nine month periods ended September 30, 2005, and were $3.9 million and $10.7 million for the corresponding periods in 2004.
As presented in the following table, as of September 30, 2005, our backlog of sales was $539.6 million for our 43 for-sale communities under active development. Unless otherwise noted, Tarragon’s interest in profits is 100%, and the project is consolidated.

						Remaining Homes Under
			Backlog (1)			Active Development
			Number			Number
	Current	Number of	of			of
	Estimated	Remaining	Homes	Aggregate	Average	Homes	Estimated
	Gross Profit	Home or	or Home	Contract	Price per	or Home	Remaining
	Margin	Home Sites	Sites	Prices	Unit	Sites	Sell-Out (2)
Luxury high-rise developments:
Las Olas River House (3)	17%	58	14	$21,328	$1,523	44	$74,447
One Hudson Park	40%	168	56	40,201	718	112	112,999

		226	70	61,529	879	156	187,446

Mid-rise developments:
100 East Las Olas (3), (4)	—	89	—	—	—	89	56,742
1100 Adams (5)	40%	76	—	—	—	76	44,802
900 Monroe (6), (7)	34%	125	—	—	—	125	67,349
Alta Mar (8)	27%	131	131	48,501	370	—	3,832
Block 88 (5)	42%	220	—	—	—	220	133,821
Block 99 (7), (9)	44%	217	—	—	—	217	123,934
The Exchange	17%	87	—	—	—	87	47,047
Palisades Park	25%	196	—	—	—	196	113,735
XII Hundred Grand (7), (10), (11)	39%	159	159	72,178	454	—	800
XIII Hundred Grand (7), (11), (12)	29%	—	—	400	—	—	200

		1,300	290	121,079	418	1,010	592,262

Condominium and townhome conversions:
5600 Collins Avenue	—	6	4	3,920	980	2	2,500
Bishops Court at Windsor Parke	50%	324	—	—	—	324	53,785
The Bordeaux	38%	199	188	31,916	170	11	2,232
Central Park at Vista Lakes	50%	296	73	12,657	173	223	39,946
Cordoba Beach Park	13%	166	91	29,841	328	75	26,021
Georgetown at Celebration	24%	10	9	2,027	225	1	648
The Grande (7), (11)	26%	1	—	—	—	1	301
The Hamptons (7), (11)	31%	252	160	34,356	215	92	24,317
Knightsbridge at Stoneybrooke	43%	396	—	—	—	396	62,828
Lofts on Post Oak (7), (11)	9%	342	7	2,528	361	335	103,564
Mirabella	12%	400	2	285	143	398	77,329
Monterra at Bonita Springs	14%	244	—	—	—	244	74,517
Montreaux at Deerwood Lake	19%	298	72	12,824	178	226	41,532
Oxford Place	50%	298	—	—	—	298	56,743
The Quarter at Ybor City	15%	362	151	26,044	172	211	46,432
Southampton Pointe	20%	240	86	16,403	191	154	29,323
The Tradition at Palm Aire	12%	248	—	—	—	248	51,552
Twelve Oaks at Fenwick Plantation (13)	38%	216	13	2,421	186	203	39,044
Waterstreet at Celebration	20%	1	—	—	—	1	300
Yacht Club on the Intracoastal	24%	8	6	1,592	265	2	870

		4,307	862	176,814	205	3,445	733,784

Townhome and traditional new developments:
Arlington Park	22%	4	4	989	247	—	—
Orchid Grove (7), (11)	23%	481	136	55,641	409	345	124,603
Venetian Bay Village III (14)	9%	7	7	1,260	180	—	—
The Villas at Seven Dwarfs Lane	24%	256	84	15,645	186	172	32,539
Warwick Grove (11)	14%	205	22	12,379	563	183	93,091

		953	253	85,914	340	700	250,233

Land development:
Belle Park	29%	22	1	349	349	21	6,946
Lincoln Pointe (5)	40%	526	526	85,200	162	—	—
Other (15)	—	214	214	8,675	41	—	—

		762	741	94,224	127	21	6,946

		7,548	2,216	$539,560	$243	5,332	$1,770,671

(1)	Homes or home sites sold, but not yet closed including homes for which revenue has been recognized under the percentage-of-completion method, but which have not yet been delivered, as set forth in the following notes.

(2)	Values in estimated remaining sell-out for some of the active developments include other income of $22.8 million for sales other than the offering prices of homes such as marinas, parking, and upgrades. Other income is presented for the following active developments: Alta Mar — $3.8 million; Bishops Court at Windsor Parke — $1.1 million; The Bordeaux — $96,000; Central Park at Vista Lakes — $1 million; Georgetown at Celebration — $308,000; Knightsbridge at Stoneybrooke — $636,000; Las Olas River House — $4.3 million; Mirabella — $30,000; Monterra at Bonita Springs — $405,000; Montreaux at Deerwood Lake — $892,000; Oxford Place — $1.8 million; The Quarter at Ybor City — $810,000; Southampton Pointe — $555,000; Twelve Oaks at Fenwick Plantation — $900,000; Yacht Club on the Intracoastal — $365,000; The Grande — $50,000; The Hamptons — $3 million; The Lofts on Post Oak — $820,000; XII Hundred Grand — $1.2 million; and XIII Hundred Grand — $600,000.

(3)	In January 2005, we acquired our partners’ interests in these projects, as well as in The Metropolitan, for $14.8 million. We sold The Metropolitan land in March 2005. We have recognized revenues under the percentage-of-completion method of $197.7 million on sales of 242 homes as of September 30, 2005, for Las Olas River House. We began closing sales at this project in December 2004. Sales that have not yet been delivered are presented as backlog in this table. Of the backlog reported above, we have recognized revenue of $19.7 million on sales of 13 homes.

(4)	Gross profit margin not yet determined pending completion of development budget.

(5)	Tarragon’s interest in profits in this project is 70%.

(6)	Tarragon’s interest in profits in this project is 62.5%.

(7)	This project is unconsolidated.

(8)	We have recognized revenues under the percentage-of-completion method of $43.9 million on sales of 130 homes as of September 30, 2005. We expect to begin closing sales at Alta Mar in November 2005.

(9)	Tarragon’s interest in profits in this project is 55%.

(10)	We have recognized revenues under the percentage-of-completion method of $67.6 million on sales of 159 homes as of September 30, 2005. We expect to start closing sales at XII Hundred Grand in November 2005. Estimated remaining sell-out includes $800,000 for three commercial spaces available for sale.

(11)	Tarragon’s interest in profits in this project is 50%.

(12)	We have recognized revenues under the percentage-of-completion method of $44.8 million on sales of 118 homes as of September 30, 2005. As of September 30, 2005, sales of all 118 homes have been delivered. Estimated remaining sell-out includes $600,000 for two commercial spaces available for sale.

(13)	We acquired our partner’s interest in this property in April 2005 for $1 million.

(14)	Tarragon’s interest in profits in this project is 56%.

(15)	Tarragon’s interest in profits in this project is 40%.
     The following table presents the changes in the aggregate contract values in our sales backlog at June 30, 2005, and September 30, 2005.

				Townhome
			Condominium	and
	Luxury		and	Traditional
	High-rise	Mid-rise	Townhome	New	Land		Total
	Developments	Developments	Conversions	Developments	Development	Total	Units
Backlog as of June 30, 2005	$29,360	$119,069	$256,681	$54,080	$94,515	$553,705	2,437
Net new orders	42,913	400	159,152	61,574	5,554	269,593	962
Closings	(10,811)	—	(239,019)	(29,786)	(5,705)	(285,321)	(1,183)
Adjustments to prices	67	1,610	—	46	(140)	1,583	—

Backlog as of September 30, 2005	$61,529	$121,079	$176,814	$85,914	$94,224	$539,560	2,216

In addition to the active projects discussed above, we have 8,618 units in 24 communities in our development pipeline. Our development pipeline includes projects either owned or for which we have site control and which may be awaiting zoning and other governmental approvals and final determination of economic feasibility. We anticipate these projects will be completed and sold out over the next four to six years.
The following tables present the changes in the number of units in our active projects and development pipeline between June 30, 2005, and September 30, 2005.

Active projects as of June 30, 2005	7,518
Transfers from development pipeline	977
Acquisitions	244
Closings	(1,183)
Adjustment to projected number of units	(8)

Active projects as of September 30, 2005	7,548

Development pipeline as of June 30, 2005	7,067
Transfers to active developments	(977)
Additions to development pipeline	2,598
Discontinued projects	(70)

Development pipeline as of September 30, 2005	8,618

Units in Active Projects and Development Pipeline

				Townhome
			Condominium	and
	Luxury		and	Traditional
	High-rise	Mid-rise	Townhome	New	Land
	Developments	Developments	Conversions	Developments	Development	Total
Northeast	3,168	2,169	—	1,277	—	6,614
Southeast	58	707	6,727	1,298	762	9,552

	3,226	2,876	6,727	2,575	762	16,166

Tarragon has an overall weighted-average interest in the active projects and development pipeline of 79%.

Investment Division
Results Overview
As stated previously, results for our segments do not distinguish between revenues of consolidated and unconsolidated properties. Therefore, rental revenue and net operating income (rental revenue less property operating expenses) in the following discussion include both consolidated and unconsolidated rental communities. Rental revenue and net operating income in the following discussion also include operating results of 11 apartment communities and 11 commercial properties reported in discontinued operations in our consolidated operating results. You should read the following discussion along with the Investment Division operating statements and summary of Investment Division net operating income in NOTE 6. “SEGMENT REPORTING” in the Notes to Consolidated Financial Statements included in this Form 10-Q. Net operating income is a supplemental non-GAAP financial measure. A reconciliation of Investment Division net operating income to Investment Division income before tax is presented in the Investment Division operating statements in NOTE 6. “SEGMENT REPORTING” in the Notes to Consolidated Financial Statements.
The Investment Division reported net operating income of $12.9 million and $43.5 million for the three and nine month periods ended September 30, 2005, and $15.6 million and $48.6 million for the three and nine month periods of 2004. Net operating income as a percentage of rental revenue was 46.4% and 47.9% for the three and nine month periods ended September 30, 2005, and 46.4% and 48.2% for the three and nine month periods ended September 30, 2004.
The following table presents net operating income for our 43 same store Investment Division apartment communities with 9,821 units (consolidated and unconsolidated, including properties for which operating results have been presented in discontinued operations). These are properties in our Investment Division during all periods presented below.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Same store stabilized apartment communities:
Rental revenue	$21,716	$20,888	$65,051	$63,670
Property operating expenses	(11,423)	(11,312)	(33,437)	(32,818)

Net operating income	$10,293	$9,576	$31,614	$30,852

Net operating income as a percentage of rental revenue	47.4%	45.8%	48.6%	48.5%
Average monthly rental revenue per unit	$737	$709	$736	$720
Net operating income for our 43 same store stabilized apartment communities increased $717,000, or 7.5%, in the third quarter of 2005 compared to the third quarter of 2004 and increased $762,000, or 2.5%, in the nine months ended September 30, 2005, compared to the corresponding period of 2004. The increase for the quarter was mostly due to a 4% increase in revenue. Net operating income as a percentage of rental revenue for these properties was 47.4% and 48.6% for the three and nine month periods ended September 30, 2005 and 45.8% and 48.5% for the three and nine month periods ended September 30, 2004.
Investment Division net gains on sale of real estate, including properties owned through unconsolidated partnerships and joint ventures, were $32.3 and $47.4 million for the three and nine months ended September 30, 2005 and $2.7 million for the nine months ended September 30, 2004. There were no gains or losses on real estate for the three months ended September 30, 2004.
Interest expense for the Investment Division increased by $5.5 million, or 57%, and $5.9 million, or 21%, for the three and nine month periods ended September 30, 2005, compared to the corresponding periods of 2004. For the 43 same store stabilized apartment communities, interest expense increased 15.5% from $6.6 million to

$7.6 million and 15.8% from $19.5 million to $22.6 million in the three and nine months ended September 30, 2005. This increase was due to increased debt in connection with financings. Increases in interest expense of $8.8 million and $11.7 million for the three and nine months ended September 30, 2005 were related to the convertible notes issued in 2004.
Investment Division depreciation expense was $4.8 million and $15.2 million for the three and nine month periods ended September 30, 2005, compared to $7.9 million and $23.6 million for the three and nine month periods ended September 30, 2004. This decrease was due to discontinuing depreciation of properties classified as held for sale.
Impairment charges for the Investment Division were $1.3 million for the three and nine month periods ended September 30, 2005 to write down the carrying values of two commercial properties and two apartment communities to their current estimated fair value less estimated costs of sale. There were no such charges for the corresponding periods in 2004.
General and administrative expenses of the Investment Division increased to $2.3 million and $8 million for the three and nine month periods ended September 30, 2005, from $1.6 million and $4.9 million for the corresponding periods in 2004. General and administrative expenses were 8.1% and 8.8% of divisional revenues for the three and nine month periods ended September 30, 2005 and 4.9% for both of the same periods in 2004. The increases are principally due to investment banking advisory fees in connection with Investment Division properties disposition plan.
Liquidity and Capital Resources
Liquidity
Our principal sources of cash are home sales, rental operations of Investment Division properties, borrowings, and proceeds from the sale of Investment Division properties. As our Homebuilding Division continues to grow, home sales, along with project-related construction loans, will become our primary sources of cash. We believe these sources will continue to meet our cash requirements, including debt service, property maintenance and improvements, acquisitions of land for development, development costs for rental apartment and for-sale communities under construction or renovation, projected purchases of existing properties, dividends on preferred stock, and repurchases of common stock under the announced stock repurchase program. Although we expect these sources of cash to be sufficient to fund planned uses of cash, we can make no assurance that the expected home sales and Investment Division property sales and borrowings will be completed as planned.
Mortgages and Other Debt
Senior Convertible Notes. On September 16, 2004, we issued $50 million of convertible notes. On November 19, 2004, we issued an additional $12 million of convertible notes. The convertible notes are general, senior, unsecured obligations of Tarragon, bear interest at the rate of 8% per annum, mature in September 2009, and are convertible into Tarragon common stock. Interest is payable semi-annually in March and September, and the outstanding balance of the notes is payable at maturity. On July 1, 2005, we converted $2 million of convertible notes into 163,399 shares of common stock after presentment for conversion by a noteholder. On August 23, 2005, we converted $54.25 million of our convertible notes pursuant to an offer made to holders of the convertible notes. Each holder who delivered their convertible notes for conversion prior to the expiration of the offer received 81.6993 shares for conversion of Tarragon common stock and $80 in cash for each $1,000 principal amount of convertible notes tendered plus accrued and unpaid interest. In connection with the offer, we issued 4,432,181 shares of Tarragon common stock and paid approximately $6.2 million in premium and accrued interest. The outstanding balance of our convertible notes was $5.75 million at September 30, 2005.

Unsecured Subordinated Notes. On June 15, 2005, we issued $40 million of unsecured subordinated notes due June 30, 2035. The notes bear interest, payable quarterly, at a rate of 8.71% through June 30, 2010, and thereafter at a variable rate equal to LIBOR plus 4.4% per annum. The notes are prepayable after June 30, 2010 at par. On September 12, 2005, we issued an additional $25 million of unsecured subordinated notes due October 30, 2035. The notes bear interest, payable quarterly, at a rate of 8.79% through October 30, 2010, and thereafter at a variable rate equal to LIBOR plus 4.4% per annum. The notes are prepayable after October 30, 2010 at par. As of September 30, 2005, the outstanding balance of these two series of unsecured subordinated notes was $65 million.
Unsecured Credit Facilities. We have a $20 million unsecured line of credit with affiliates of William S. Friedman, our Chief Executive Officer and Chairman of our Board of Directors. Advances under the line of credit bear interest at the lower of 100 basis points over the thirty-day LIBOR or the lowest rate offered in writing to us for an unsecured loan by an institutional lender. Payments of interest only are due on demand but no more frequently than monthly. All outstanding principal and interest are due at maturity in January 2006. As of September 30, 2005, there were no outstanding borrowings under this line of credit.
At September 30, 2005, we had a $5 million unsecured line of credit with Wachovia Bank with no outstanding balance. The maturity of the line of credit was extended to January 2006. Payment terms are interest only monthly at 200 basis points over the thirty-day LIBOR, with the outstanding balance due at maturity.
Secured Credit Facilities. We have an $18.3 million revolving line of credit with Wachovia Bank. This loan bears interest at a floating rate equal to the 30-day LIBOR plus 175 basis points. Interest only is payable monthly, with the outstanding principal amount due at maturity. In June 2005, the maturity of this line of credit was extended to January 2006. It is secured by four properties (all of which are classified as held for sale at September 30, 2005) and shares of our common stock owned by Mr. Friedman and his affiliates. We have agreed to indemnify Mr. Friedman and his affiliates from any loss, cost, or liability associated with their pledge of stock to secure this line of credit. As of September 30, 2005, $16 million was available to us under this line of credit.
We currently have mortgage loans totaling $148.6 million (of which $25 million represents a revolving commitment), secured by a pool of nine properties, one of which are classified as held for sale at September 30, 2005, under a secured credit facility with General Electric Capital Corporation (“GECC”) that matures in May 2006. The mortgage loans under this facility are cross-collateralized and cross-defaulted. Under the GECC mortgage facility, we are required to maintain, at all times, a consolidated net worth of not less than $50 million, measured at the end of each quarter, and minimum aggregate unrestricted cash and marketable securities of not less than $10 million in order to be able to incur other debt. Six of these properties are in a sub-portfolio with an aggregate balance of $116.8 million that bear interest at 173 basis points over 30-day LIBOR, payable monthly. If our ratio of net operating income of all of the properties in the entire portfolio to the total debt outstanding in the facility (the “Cash on Cash Ratio”) falls below 8% or our ratio of net operating income of the entire portfolio to the total debt service required under the facility (“Debt Service Coverage Ratio”) falls below 1.2x, the interest rate for these loans will be increased to 198 basis points over the 30-day LIBOR. The Cash on Cash Ratio, as measured by GECC monthly, has exceeded this threshold, and we believe it will continue to meet or exceed this threshold. Three properties have loans with an aggregate balance of $31.8 million that currently bear interest at 190 basis points over the 30-day LIBOR and require monthly payments of principal and interest computed on a 27 1/2 -year amortization schedule. If our Cash on Cash Ratio for this sub-portfolio reaches 9% for at least two consecutive quarters, the interest rate on these loans will be reduced to 173 basis points over the 30-day LIBOR; if our Cash on Cash Ratio for this sub-portfolio reaches 9.75% for at least two consecutive quarters, principal amortization will cease. If the Cash on Cash Ratio for our overall portfolio falls below 8% in any month, payment on the loans on the sub-portfolio of six properties will change to principal plus interest computed on a 30-year amortization schedule. In addition, we will be required to pay the lender 100% of our net cash flow (after payment of property operating expenses, debt service and impounds) from all of the properties in the portfolio in reduction of the principal balance of the loans, until the portfolio Cash on Cash Ratio is again 8% or greater for two consecutive months. This credit facility has two one-year extension options. The first extension option requires a Cash on Cash Ratio of 10% or greater and a Debt Service Coverage Ratio of 1.25x or greater. The second extension option requires a Cash on Cash Ratio of 10.5% or greater and a Debt Service Coverage Ratio of 1.3x or greater.
Non-recourse Mortgage Debt. In addition to the GECC mortgage facility, as of September 30, 2005, we had an aggregate of $188.2 million of outstanding non-recourse indebtedness secured by 23 Investment Division assets (of which 10 are classified as held for sale at September 30, 2005) and one Homebuilding Division property targeted for conversion to condominiums. The agreements governing this mortgage debt generally do not contain restrictive covenants and are not guaranteed by us or any of our subsidiaries or joint ventures. Of these mortgage loans, $186.6 million bear interest at various fixed rates, and $1.6 million bear interest at various floating rates. As of September 30, 2005, these loans bore interest at a weighted average rate of 6.24%.
Recourse Mortgage Debt. The following table summarizes the material terms of our recourse mortgage debt:

			Interest Rate at		Tarragon’s
	Balance at		September 30,		Interest in
Project	September 30, 2005		2005	Maturity Date	Profits
200 Fountain Apartments	$11,779		6.16%	Nov 2005	100%
Aventerra Apartments	7,871		5.86%	Dec 2005	100%
Emerson Center (1)	7,201		6.11%	May 2006	100%
278 Main Street/Lofts at the Mills	28,048		5.76%	Feb 2007	100%
Merritt 8 (1)	900	(2)	4.53%	Jul 2023	100%
Northwest O’Hare (1)	2,840		6.36%	Apr 2006	100%
Orlando Central Park	4,493		5.86%	Apr 2007	100%

	$63,132

(1)	Property is classified as held for sale at September 30, 2005.

(2)	Represents a guaranty of 5% of the loan amount. The remainder of the loan amount is included in Non-recourse Mortgage Debt above.
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

				Interest Rate at		Tarragon’s
	Commitment	Balance at		September 30,		Interest in
Project	Amount	September 30, 2005		2005	Maturity Date	Profits
1100 Adams	$24,395	$5,500		5.66%	Sep 2006	70%
1118 Adams	14,279	9,058		5.86%	Jun 2006	70%
Alta Mar	20,500	18,459		5.86%	Nov 2006	100%
Belle Park	13,000	785		6.06%	Sep 2007	100%
The Bordeaux	13,230	13,230		5.76%	Feb 2006	100%
Cason Estates	14,339	12,608		5.66%	May 2006	100%
Deerwood – Ocala	22,125	2,441		5.61%	Aug 2007	50%
Newbury Village	21,398	12,522		5.61%	Dec 2006	100%
One Hudson Park	54,325	7,382		5.71%	Jun 2007	100%
Villas at Seven Dwarfs Lane	10,000	4,578		6.21%	Apr 2008	100%
Twelve Oaks at Fenwick Plantation	9,360	9,360	(1)	5.86%	Dec 2005	100%
Warwick Grove	8,000	2,967		6.06%	Jul 2006	50%

	$224,951	$98,890

(1)	We are currently in discussions to obtain a condominium conversion loan to replace this note.
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

						Tarragon’s
	Commitment	Balance at		Interest Rate at	Maturity	Interest in
Project	Amount	September 30, 2005		September 30, 2005	Date	Profits
5600 Collins	$1,000	$867		6.75%	Nov 2005	100%
The Exchange	6,300	6,300		6.11%	Nov 2006	100%
Lincoln Pointe	40,000	40,000	(1)	6.81%	Aug 2006	70%
Mirabella A	37,425	37,195		5.59%	Jul 2007	100%
Mirabella B	12,925	12,846		9.36%	Jul 2007	100%
Monterra at Bonita Springs	42,125	42,125	(2)	5.86%	Oct 2006	100%
Montreaux at Deerwood	49,700	21,888		6.26%	Jan 2007	100%
Tradition at Palm Aire	32,000	32,000		6.81%	Aug 2007	100%
Vintage at Abacoa	46,853	46,853	(3)	6.36%	May 2006	100%

	$268,328	$240,074

(1)	Includes $5 million of non-recourse debt.

(2)	Includes $37.5 million of non-recourse debt.

(3)	This loan is cross-collateralized with the GECC secured credit facility loans.
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

					Tarragon’s
	Commitment	Balance at	Interest Rate at	Maturity	Interest in
Project	Amount	September 30, 2005	September 30, 2005	Date	Profits
Alexandria Pointe	$2,562	$2,221	6.86%	Jun 2007	40%
Cordoba Beach Park	37,801	37,801	6.56%	May 2007	100%
Palisades Park	13,500	13,500	6.01%	Apr 2006	100%
Southampton Pointe	27,598	27,598	6.46%	May 2007	100%
Southridge Pointe	1,158	709	6.86%	Jun 2006	40%
The Quarter at Ybor City	41,653	41,653	6.56%	May 2007	100%
Villas at Seven Dwarfs Lane	2,003	2,003	6.36%	Oct 2007	100%
Warwick Grove	13,600	7,668	6.06%	Jul 2006	50%
Woods of Lake Helen	1,768	1,768	7.50%	Nov 2005	40%
Woods at Southridge	750	474	6.86%	Dec 2005	40%

	$142,393	$135,395

Land Loans. When we acquire land for future development or sale, we sometimes finance the acquisitions with land loans. Generally, one of our subsidiaries or a joint venture will incur the loan, and we will guarantee the repayment of the loan. The following table summarizes the material terms of our land loans, all of which we have guaranteed:

				Tarragon’s
	Balance at	Interest Rate at	Maturity	Interest in
Project	September 30, 2005	September 30, 2005	Date	Profits
100 East Las Olas	$4,125	7.75%	Mar 2006	100%
Murfreesboro Gateway	1,200	3.90%	Mar 2006	100%
Uptown Village	5,502	5.96%	Sep 2007	100%

	$10,827

Other Non-Recourse Debt. We have a loan of $8.4 million due to Aetna secured by interests in our joint ventures with it. The loan matures in November 2010. Aetna receives a sliding percentage ranging from all to 10% of operating cash flow or capital proceeds from the three properties owned by the joint ventures based on the cumulative return received.
Other Recourse Debt. We also have other recourse debt with an aggregate balance of $3.9 million at September 30, 2005.

Sources and Uses of Cash
The following table presents major sources and uses of cash for the three and nine months ended September 30, 2005 and 2004.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Sources of cash:
Net cash flow from property operations	$693	$9,026	$12,873	$15,697
Net proceeds from the sale of real estate
Investment Division	29,757	—	47,088	693
Homebuilding Division	—	—	22,368	510
Net proceeds (repayments) related to financings and other borrowings
Investment Division	4,695	3,532	44,929	14,376
Homebuilding Division	127,807	(6,700)	416,124	11,300
Lines of credit	(18,016)	(8,584)	(295)	(3,561)
Senior convertible notes	—	46,762	—	46,762
Subordinated unsecured notes	25,000	—	63,752	—
Other corporate debt	(4,845)	—	(6,738)	—
Net proceeds from home sales	81,730	3,834	124,958	6,465
Other:
Proceeds from the disposition of other assets	—	—	—	2,075
Proceeds from the exercise of stock options	35	1,113	5,973	5,859
Earnest money deposits received	—	—	783	—

Total sources of cash	246,856	48,983	731,815	100,176

Uses of cash:
Purchase of homebuilding inventory or land for development	(171,276)	(8,071)	(506,550)	(22,119)
Development and renovation costs (net of borrowings)	(22,449)	(15,544)	(73,737)	(25,313)
Advances to partnerships and joint ventures for homebuilding activities	(21,377)	(11,535)	(29,856)	(16,754)

Cash used in homebuilding activities	(215,102)	(35,150)	(610,143)	(64,186)

Purchase of Investment Division apartment communities	—	—	(41,463)	(4,161)
Property capital improvements	(1,740)	(1,527)	(4,561)	(6,146)
Other:
Stock repurchases	(5,146)	(949)	(6,384)	(1,261)
General and administrative expenses paid	(1,271)	(3,782)	(15,988)	(15,214)
Income taxes paid	(2,989)	(470)	(11,692)	(470)
Premium paid on conversion of convertible notes	(4,340)	—	(4,340)	—
Dividends to stockholders	(225)	(227)	(687)	(679)
Distributions to minority partner of consolidated partnership	(1,368)	(344)	(1,823)	(926)
Buyout of minority partners	(4,850)	(11,081)	(21,850)	(11,081)
Other	84	231	160	189

Total uses of cash	(236,947)	(53,299)	(718,771)	(103,935)

Net sources (uses) of cash	$9,909	$(4,316)	$13,044	$(3,759)

Cash Flows. For the nine months ended September 30, 2005, our net cash used in operating activities was $224.8 million compared to $101.5 million for the nine months ended September 30, 2004. This increase in cash used is principally related to homebuilding activities. Cash used for the purchase of homebuilding inventory increased $416.1 million. Homebuilding renovation and development costs paid increased $16.2 million, while cash received from homebuilding sales increased $341 million.
For the nine months ended September 30, 2005, our net cash used in investing activities was $74.9 million compared to $62.2 million for the same period of 2004. During the first nine months of 2005, we acquired two rental apartment communities for $39.7 million, the cash portion of which was $16 million. In the first quarter of 2005, we acquired the interest of a minority partner in two condominium development projects and one land parcel for $7 million. Also in the first quarter of 2005, we paid $5 million to a minority partner in exchange for interests in certain joint venture condominium projects. In the second quarter of 2005, we paid $5 million to a minority partner in exchange for interests in a rental apartment community. In the third quarter of 2005, we paid $4.9 million to minority partners in exchange for interests in two rental apartment communities. In the third quarter of 2004, we acquired the interests of minority partners in one office building and two apartment communities for $11.1 million. In the first quarter of 2004, we sold one land parcel for net proceeds of $510,000, while net proceeds from the sale of real estate in the first nine months of 2005 was $68 million from the sale of six investment properties, three parcels of land, four shopping centers, and a portion of an office park. Advances to partnerships and joint ventures for development costs increased $20.8 million for the nine months ended September 30, 2005 compared to the same period in 2004 primarily due to advances for new condominium projects. Additionally, costs of developing rental apartment communities increased $33.2 million in the first nine months of 2005 as compared to the same period in 2004, primarily due to the increase in the number of properties being developed.
For the nine months ended September 30, 2005, our net cash provided by financing activities increased to $312.7 million, from $160 million for the nine months ended September 30, 2004. This increase was due primarily to increased borrowings in connection with our homebuilding activities. Additionally, we issued $40 million of unsecured subordinated notes in June 2005 and an additional $25 million of unsecured subordinated notes in September 2005.
Contractual Commitments. The following table summarizes information regarding contractual commitments.

	Three Months
	Ending
	December 31,	2006	2008
	2005	and 2007	and 2009	Thereafter	Total
Scheduled principal payments on debt	$48,003	$654,834	$64,634	$200,672	$968,143
Operating leases	403	1,533	1,012	—	2,948
Firm contracts to purchase real estate for homebuilding activities	263,360	—	—	—	263,360

	311,766	656,367	65,646	200,672	1,234,451

Guaranteed debt of unconsolidated partnerships and joint ventures	32,542	78,791	13,012	—	124,345

	$344,308	$735,158	$78,658	$200,672	$1,358,796

Of the loans maturing in 2005, $25.3 million may be extended for six months and $7.9 million may be extended for one year. Of the loans maturing in 2006, $5.5 million may be extended for six months, $107.3 million may be extended for one year, and $195.5 million may be extended for two years. Of the loans maturing in 2007, $128.9 million may be extended one year, $32.5 million may be extended two years, and $2.4 million may be extended three years. We intend to extend or repay these loans primarily through refinancings and home sales. We believe we can arrange such new financing as may be needed to repay maturing loans.

Firm contracts to purchase real estate for homebuilding activities include contracts totaling $202 million to purchase four apartment communities with 1,202 units for condominium conversion, of which $169.5 million is expected to be financed. Firm contracts also include contracts to purchase four properties for land development totaling $61.4 million.
Off-Balance Sheet Arrangements. Guaranteed debt of unconsolidated partnerships and joint ventures includes a $7.5 million mortgage that matures in 2006 with a one-year extension option, and has a September 30, 2005 balance of $477,000. In addition, we have guaranteed two land loans totaling $14 million of unconsolidated joint ventures. One of these loans matures in 2006 with a three month extension option, and at September 30, 2005, had a balance of $8 million. The other land loan matures in 2006, and at September 30, 2005, had a balance of $3.4 million. We have also guaranteed three construction loans totaling $190.9 million of unconsolidated joint ventures. One of these loans with a September 30, 2005, balance totaling $32.5 million matures in 2005. One of the construction loans matures in 2008, may be extended six months, and had a September 30, 2005, balance of $13 million. The third construction loan matures in 2007 and had a balance at September 30, 2005, of $66.9 million.
Critical Accounting Policies and Estimates
Accounting estimates are an integral part of the preparation of our consolidated financial statements and our financial reporting process and are based on our current judgments. Certain accounting estimates are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting these estimates may differ from our current judgments. The most significant accounting policies affecting our consolidated financial statements are discussed under the caption “Critical Accounting Policies and Estimates” beginning on page 62 of the Annual Report on Form 10-K for the year ended December 31, 2004.
Environmental Matters
Under federal, state, and local environmental laws, ordinances, and regulations, we may be liable for removal or remediation costs, as well as other costs (such as fines or injuries to persons and property) where our employees may have arranged for removal, disposal, or treatment of hazardous or toxic substances. In addition, environmental laws impose liability for release of asbestos-containing materials into the air, and third parties can seek recovery from us for personal injury associated with those materials. Except as discussed below, we are not aware of any liability relating to these matters that would have a material adverse effect on our business, financial position, or results of operations. There is a matter involving the alleged release of asbestos-containing materials at one of our condominium conversion projects. As of this date, we are unable to determine the outcome of this matter and whether it will have a material impact on our financial statements. We have incurred legal and other professional fees and costs of relocating residents in connection with this matter totaling $458,000 through September 30, 2005. Remediation has been completed at a total cost of $795,000.

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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. We note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions.
Changes in Internal Control Over Financial Reporting
As discussed in our Annual Report on Form 10-K for the year ended December 31, 2004, management and our auditors identified a material weakness in our internal control over financial reporting with respect to the Company’s policies and procedures applicable to management’s oversight and review of the Company’s accounting for income taxes. The year-end closing processes resulted in untimely identification of adjustments to the deferred tax liabilities. As a result, an error was discovered that affected the second quarter 2004 provision for income taxes. Management undertook efforts to obtain relevant tax and accounting records to support the deferred tax assets and liabilities as of December 31, 2004, and concluded that the financial statements were properly stated in accordance with generally accepted accounting principles. Since management’s identification of the material weakness at December 31, 2004, we have taken steps to improve our internal controls over financial reporting related to income taxes, including:
•	enhanced our internal tax department resources by adding additional personnel to assist in the preparation and review of our quarterly income tax provision;

•	increased our focus on effective communication among tax department, financial reporting, tax return preparer, and tax provision preparer personnel with greater concentration on the financial reporting aspects of tax items;

•	developed standard documentation to facilitate the timely flow of appropriate information to the preparer of the income tax provision; and

•	continued to enhance existing processes, procedures, and documentation standards relating to our income tax provisions.
We believe these steps have effectively remediated the material weakness relating to the adequacy of management oversight and review of the Company’s accounting for income taxes. However, certain of the corrective processes and procedures relate to annual controls that cannot be tested until the preparation of our annual income tax provision at December 31, 2005. Accordingly, we will continue to monitor the effectiveness of our internal controls over financial reporting relating to the accounting for income taxes and may make further changes as deemed appropriate by management.
Other than as discussed above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sale of Unregistered Securities
On July 1, 2005, 163,399 shares of our common stock were issued upon conversion of $2 million of our 8% senior convertible notes. On August 23, 2005, 4,432,181 shares of common stock were issued upon conversion of $54.25 million of our 8% senior convertible notes. These shares were issued pursuant to an exemption provided under Section 4(2) of the Securities Act.
Share Repurchase Program. In September 2001, our Board of Directors authorized the repurchase of up to 1 million shares of our common stock. In March 2004, the Board of Directors authorized the repurchase of up to an additional 500,000 shares. This share repurchase program has no expiration date. Through September 30, 2005, we had repurchased 1,092,826 shares of our common stock pursuant to this repurchase program. The following table presents shares repurchased during the three months ended September 30, 2005.

			Total Number of	Maximum Number
			Shares Repurchased	of Shares that May
	Total Number of		as Part of Publicly	Yet Be
	Shares	Average Price	Announced	Repurchased
Period	Repurchased	Paid per Share	Program	Under the Program
July 1 thru July 31, 2005	—	$—	—
August 1 thru August 31, 2005	67,506	21.11	67,506
September 1 thru September 30, 2005	190,808	19.51	190,808

Total	258,314	$19.93	258,314	407,174

ITEM 6. EXHIBITS
(a)	Exhibits:

3.1	Articles of Incorporation of Tarragon Realty Investors, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K dated July 10, 1997).

3.2	Certificate of Designation of Preferences and Relative Participating or Optional or Other Special Rights and Qualification, Limitations or Restrictions thereof of 10% Cumulative Preferred Stock of Tarragon Realty Investors, Inc., as filed with and approved by the Secretary of State of Nevada on May 1, 2000 (incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-31424 on Form S-4).

3.3	Certificate of Amendment to the Articles of Incorporation of Tarragon Corporation as filed with and approved by the Secretary of State of Nevada on June 22, 2004 (incorporated by reference to Exhibit 3.10 to Form 8-K dated June 14, 2004).

4.1	Indenture Agreement dated September 16, 2004, between Tarragon Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarterly period ended September 30, 2004).

10.1*	Form of Stock Appreciation Rights Agreement between Tarragon Corporation and grantee of stock appreciation rights.

10.2*	Form of Incentive Stock Option Agreement between Tarragon Corporation and grantee of stock options.

31.1*	Rule 13a-14(a) certification by William S. Friedman, Chief Executive Officer.

31.2*	Rule 13a-14(a) certification by Erin D. Pickens, Executive Vice President and Chief Financial Officer.

32.1*	Section 1350 certifications by William S. Friedman, Chief Executive Officer, and Erin D. Pickens, Executive Vice President and Chief Financial Officer.

*	filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARRAGON CORPORATION
Date: November 9, 2005	By:	/s/William S. Friedman
William S. Friedman
Chief Executive Officer, Director, and Chairman of the Board of Directors

Date: November 9, 2005	By:	/s/Erin D. Pickens
Erin D. Pickens
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 9, 2005	By:	/s/Stephanie D. Buffington
Stephanie D. Buffington
Director of Financial Reporting (Principal Accounting Officer)

TARRAGON CORPORATION
INDEX TO EXHIBITS

EXHIBIT 3.1	Articles of Incorporation of Tarragon Realty Investors, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K dated July 10, 1997).

EXHIBIT 3.2	Certificate of Designation of Preferences and Relative Participating or Optional or Other Special Rights and Qualification, Limitations or Restrictions thereof of 10% Cumulative Preferred Stock of Tarragon Realty Investors, Inc., as filed with and approved by the Secretary of State of Nevada on May 1, 2000 (incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-31424 on Form S-4).

EXHIBIT 3.3	Certificate of Amendment to the Articles of Incorporation of Tarragon Corporation as filed with and approved by the Secretary of State of Nevada on June 22, 2004 (incorporated by reference to Exhibit 3.10 to Form 8-K dated June 14, 2004).

EXHIBIT 4.1	Indenture Agreement dated September 16, 2004, between Tarragon Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarterly period ended September 30, 2004).

EXHIBIT 10.1*	Form of Stock Appreciation Rights Agreement between Tarragon Corporation and grantee of stock appreciation rights.

EXHIBIT 10.2*	Form of Incentive Stock Option Agreement between Tarragon Corporation and grantee of stock options.

EXHIBIT 31.1*	Rule 13a-14(a) certification by William S. Friedman, Chief Executive Officer.

EXHIBIT 31.2*	Rule 13a-14(a) certification by Erin D. Pickens, Executive Vice President and Chief Financial Officer.

EXHIBIT 32.1*	Section 1350 certifications by William S. Friedman, Chief Executive Officer, and Erin D. Pickens, Executive Vice President and Chief Financial Officer.

*	filed herewith