Form 10-K
period 2005-12-31
TARRAGON CORP
filed 2006-03-16
CIK 1038217

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Common Stock, $.01 par value

(Title of class)
10% Cumulative Preferred Stock, $.01 par value

(Title of class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes ☑ No
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☑ No
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☑ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
     The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the price of the last trade as reported by the National Association of Securities Dealers Automated Quotation System as of June 30, 2005 (the last business day of registrant’s most recently completed second fiscal quarter) was an aggregate value of $225,305,092 based upon a total of 8,843,766 shares held as of June 30, 2005, by persons believed to be non-affiliates of the Registrant. The basis of this calculation does not constitute a determination by the Registrant that any persons or entities are affiliates of the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended.
     As of March 7, 2006, there were 28,618,934 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Proxy Statement to be filed with the Securities and Exchange Commission for Registrant’s 2006 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

INDEX TO
ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements are based on our current expectations, estimates, forecasts, and projections about the industries in which we operate, our beliefs, and assumptions that we have made based on our current knowledge. In addition, other written or oral statements that constitute forward-looking statements may be made by or on behalf of us. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and/or variations of such words and similar expressions are intended to identify our forward-looking statements. These statements are not guarantees of future performance and involve many risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual outcomes and results may be materially different from what is expressed or forecast in our forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.
The risks, uncertainties, and assumptions that are involved in our forward-looking statements include:
•	our ability to identify and secure additional apartment properties and sites that meet our criteria for future acquisition or development;

•	an increase in competition for home purchasers and tenants or a decrease in demand by home purchasers and tenants;

•	the effects of fluctuating interest rates, and the pricing and availability of construction and mortgage financing;

•	our substantial indebtedness and high leverage which could adversely affect our financial health and prevent us from fulfilling our debt service obligations;

•	construction delays or cost overruns, either of which may increase project development costs;

•	our ability to obtain zoning, occupancy, and other required governmental permits and authorizations;

•	opposition from local community or political groups with respect to development or construction at a particular site;

•	the adoption, on the national, state, or local level, of more restrictive laws and governmental regulations, including more restrictive zoning, land use, or environmental regulations and increased real estate taxes;

•	our ability to generate sufficient cash flow to meet our debt service obligations;

•	our ability to sell our older, under-performing properties when necessary for cash flow purposes; and

•	general industry, economic, and market conditions particularly with regard to apartment property occupancy, rental growth rates, prevailing rental rates, and competition in the markets where our rental properties are concentrated.

These factors are representative of the risks, uncertainties, and assumptions that could cause actual outcomes and results to differ materially from what is expressed or forecast in our forward-looking statements. In addition, these statements could be affected by local, national, and world economic conditions and political events, including global economic slowdowns and fluctuations in interest and currency exchange rates.
For additional information regarding factors that may affect our actual financial condition and results of operations see the information under the caption “Risks Related to Tarragon” in ITEM 1A. “RISK FACTORS.”

PART I
ITEM 1. BUSINESS
We are a real estate homebuilder and developer with over 30 years of experience in the real estate industry. During 2005, we delivered 3,343 homes with an average price of $263,000 per home. At December 31, 2005, we had 46 residential communities with 8,006 homes or home sites in inventory or under development in six states. On that date, we had a backlog of signed contracts for 1,794 homes valued at more than $427 million. During 2005, we divested most of our consolidated investment properties pursuant to a plan to concentrate on expanding our homebuilding business. As a result of these transactions, we reduced our consolidated investment real estate holdings to $182.9 million at December 31, 2005 from $510.6 million at December 31, 2004. We plan on substantially completing the disposition of our investment properties during 2006.
Corporate History
We were incorporated in Nevada on April 2, 1997. We are the successor by merger to Vinland Property Trust, a public real estate investment trust formed in 1973, and National Income Realty Trust, a public real estate investment trust that began operations in 1978. We were managed by outside advisors until 1998, when we acquired our then advisor, Tarragon Realty Advisors, Inc. Beginning in 1995, we began to develop new rental apartment communities in Texas and later in Florida, Georgia, Tennessee, South Carolina, Alabama, and Connecticut. In 1998, we started our first conversion of an apartment property to condominiums. In 2000, we acquired the land and commenced the approval process for our first high-rise development, Las Olas River House in downtown Fort Lauderdale, Florida. The following year, we began planning and acquisitions for the Upper Grand development in Hoboken, New Jersey, which now encompasses 14 blocks and over 2,000 homes completed, under development, or planned. Since 2001, almost all of our capital and efforts have been devoted to expanding our homebuilding activities.
On July 1, 2004, we changed our name to Tarragon Corporation from Tarragon Realty Investors, Inc. This change was intended to reflect our growing involvement in the development and marketing of urban high-density residential communities.
Business Operations
Our business focus is our homebuilding operation, which develops, renovates, builds, and markets homes in high-density, urban locations and in master-planned communities. We have also operated a second segment, the Investment Division, which owns and operates residential and commercial rental properties, including almost 5,400 rental apartments we developed. During 2005, we divested a substantial portion of the Investment Division and thereafter intend to build or acquire additional rental properties only for sale on completion and lease-up for conversion to condominiums or in unconsolidated joint ventures in which our partner invests substantially all capital required to consummate the purchase and any planned improvements.
Financial information about these two segments can be found in NOTE 14. “SEGMENT REPORTING” in the Notes to Consolidated Financial Statements found at ITEM 8. “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.” Given our plans to divest our investment portfolio, we do not intend to report two segments in future periods but, instead, to report only the consolidated homebuilding operation.

Homebuilding Division
Our homebuilding division concentrates on five distinct product types.
High- and mid-rise condominiums. These large, multi-year projects are designed for luxury and urban living. For example, homes at Las Olas River House, a 42 story, 287-unit, 1.2 million square foot tower in downtown Ft. Lauderdale, Florida, feature high ceilings, oversized rooms, opulent bathrooms, and prices ranging from $600,000 to over $7,000,000. Development, construction, and sale of homes in these buildings generally take two to five years. Properties in this category also include The Upper Grand neighborhood of Hoboken, New Jersey, One Hudson Park in Edgewater, New Jersey, Trio in Palisades Park, New Jersey, and Alta Mar, with 131 units and a marina in Ft. Myers, Florida, among others. We believe a key to our success in developing high- and mid-rise condominiums is obtaining sites and development approvals in areas of proven desirability with water views, coveted downtown locations and design with appeal to specific area markets.
Condominium and townhome conversions. We acquire rental apartment communities either from our Investment Division or from a third party in order to sell the individual apartments as condominiums. If necessary, before selling we may renovate the homes and add amenities to make them more attractive to homebuyers. Prices of homes in our condominium conversions range from $150,000 to $1,400,000, depending largely on size, location and view. However, a majority of these homes are targeted at first-time homebuyers and priced considerably below nearby townhomes and single-family residences under construction. We currently have active condominium conversion projects in Florida, Texas, and South Carolina with a total of 5,150 units. We plan on expanding our conversion activities to New Jersey and Rhode Island in 2006.
Townhomes, traditional new developments, and low-rise condominiums. Our projects in this category typically involve locations adjacent to fully developed areas. Prices range from $219,000 for a three bedroom, fully furnished holiday villa at The Villas at Seven Dwarfs Lane near Disney World in Orlando, Florida, to over $500,000 for townhomes in Orchid Grove, a 481-unit development in Pompano Beach, Florida. Also included in this category are active adult communities featuring spacious homes with distinctive designs that are located in affluent, suburban communities such as East Hanover, New Jersey, Warwick, New York and East Haven, Connecticut. These properties attract the growing number of couples seeking a carefree housing choice near where they presently live. Moreover, these properties produce positive tax revenues and are often welcomed by municipalities which otherwise oppose high-density residential developments.
Land development: Our projects in this category involve developing and subdividing land for mixed-use or residential development. Once zoning and development approvals have been obtained, we install utilities, roads and other infrastructure and sell lots in the case of single family subdivisions to a custom homebuyer or homebuilder or the entire property in the case of high density developments to a developer. We have active or planned land development projects in central and south Florida, Tennessee and Connecticut.
Development of low- and mid-rise rental apartment communities. We also build rental properties to sell on completion and lease-up. These include luxury garden apartments, such as the 262-unit Cason Estates in Murfreesboro, Tennessee; the 328-unit Deerwood development in Ocala, Florida; and the 180-unit Newbury Village development in Meriden, Connecticut. We are also developing 1118 Adams, a 90-unit, mid-rise, low-income housing tax credit project in Hoboken, New Jersey. We are in the planning stages for additional rental projects in New Jersey, Tennessee and Connecticut. These developments are sometimes part of larger development projects and in the case of affordable or subsidized projects, our ability and willingness to undertake them may be instrumental in obtaining approval for related market-rate, for sale developments.

Focus on High-density, Urban Markets
We believe urban homebuilding will continue to present attractive opportunities due to a number of factors. First, scarcity of suburban land for development and increased restrictions and controls on growth and suburban sprawl in many areas are channeling a larger share of new construction into urban areas. Second, increased immigration, long-term demographic changes such as increased longevity, smaller households, later marriages, and more childless couples tend to increase demand for homes in the urban areas in which we operate. Finally, many young people in such areas as Hoboken, New Jersey, who might previously have rented are prospects for home ownership because of the investment performance of residential real estate over the last few generations and the availability and low cost of mortgage financing.
Urban development requires close cooperation with municipalities and community groups throughout the often complex approval process. Our experience, access to experienced planners and architects, and ability to finance the extensive environmental, traffic, fiscal impact and other studies required is an important advantage in obtaining opportunities for urban development.
We believe we have several competitive advantages in the urban markets in which we operate. First, our management is familiar with the greater complexity of doing business in these markets. Our homebuilding activities have grown out of the experience of our executives in commercial and residential development, real estate finance, and property management. For example, our three senior development executives, William S. Friedman, Robert C. Rohdie, and Robert P. Rothenberg, have collectively over 85 years of experience financing, developing and repositioning residential and commercial properties. The expertise and industry contacts developed through these activities is particularly relevant to the development of high-density, urban residential communities which often requires a complex blend of design, construction, financial, political, and marketing skills.
Most of our developments in New Jersey are part of a governmental redevelopment areas. Those projects and our projects in Ft. Lauderdale, Florida, and Warwick, New York, all involved extensive interaction with local officials whose approval was required for many different aspects of these developments. These projects also involve substantial community input and review by many different governmental agencies. Our senior executives are personally involved in these large urban developments from the outset, which we believe increases our effectiveness in dealing with sellers and governmental decision makers.
Finally, our experience in many different property types is often an advantage. In Hoboken, for example, the city council wanted to include affordable housing in the northwest Hoboken redevelopment zone. We believe our experience in owning over 1,000 affordable apartment units gave us an advantage over other homebuilders without such experience. This was one factor that led to our official designation, along with our partners, as developer of a major portion of the northwest Hoboken redevelopment zone. Among other things, this designation entitles us to request the city to exercise eminent domain on our behalf. Increasingly, most large projects in urban areas involve a combination of uses. Our experience owning and developing retail and office properties is also valuable in evaluating opportunities to develop mixed-use projects and gives more credibility to our proposals.
Site Selection, Design, and Construction of New Developments
We generally contract to acquire land for development subject to or after receiving zoning and other approvals to reduce development related risk and preserve capital. Prior to closing the purchase, we will take our design through the approval process, or we will assist the owner in the process. In markets where the supply of land and housing is constrained, such as Hoboken or Edgewater, New Jersey, our primary focus is to obtain sites at a cost that makes development economically feasible.

For high- and mid-rise buildings, we generally retain a contractor during the early stages of design to assist in value engineering and estimation of construction costs alongside our own construction personnel. We retain bonded general contractors under fixed-price contracts and assign full-time, on-site project supervisors to monitor construction progress and quality.
Target Marketing and Sale Strategy
Our urban communities are targeted at several highly defined market segments, including first-time, move-up, retirement, empty-nester, and affluent second-home buyers. For example, our Warwick, New York, community is designed for and marketed to adults, age 55 or older, presently residing within 15 miles of Warwick. Our condominiums in Hoboken are marketed to young professionals primarily under age 30. We expect that future communities will continue to be targeted toward specific markets in keeping with the more varied lifestyles often associated with the urban areas in which our homebuilding is concentrated.
We use a variety of techniques to sell our homes. We develop and execute multi-media marketing plans for each of our communities. Furthermore, we employ marketing professionals who supervise and coordinate the design and development of most of our marketing materials and advertising messages, including newspaper and magazine print, direct mail, and billboards. We attract a significant number of our homebuyers through the use of property-specific web sites that offer detailed information about our communities.
We normally begin sales before completion of construction. Home purchase contracts require a deposit of 3% to 20% of the purchase price. After the expiration of any statutory rescission period, the deposit becomes non-refundable. However, purchasers generally have no obligation beyond the deposit in the event of default.
We have developed and are expanding a complementary financial services business. In 2005, we formed a joint venture with Wells Fargo Ventures, LLC, to conduct a residential mortgage lending business. During 2005, our joint venture, Choice Home Financing, LLC, funded $105 million of loans and is currently active at 17 of our communities. Revenues from these activities consist primarily of origination and premium fee income. Our residential mortgage lending services are offered to buyers of our homes as well as unrelated borrowers.
Financing
We generally finance our homebuilding business through acquisition, development, construction loans, and corporate borrowings with the required equity investment coming principally from internally generated funds. These loans often require that we provide a payment guaranty. Mortgage financing proceeds and proceeds from the sale of properties generated by our Investment Division portfolio have also been significant sources of funding for our homebuilding activities to date. However, proceeds from home sales are expected to be the principal source of funding in the future.
Joint Ventures
We often undertake homebuilding projects in partnership with third parties when our partner has either site control or a particular expertise in the proposed project, or both.
Our partners in our homebuilding projects in Hoboken, New Jersey, were selected because of their local market expertise and control of a number of attractive sites in a market with significant barriers to entry and very few sites available for development. We have two mid-rise condominiums and one high-rise with a total of 562 units under development in Hoboken in joint venture with Ursa Development Group, LLC. We have substantially completed two additional mid-rise developments and delivered all 277 units in 2005. We have also started construction of 1100 Adams, a 76 unit, mid-rise condominium project, and 1118 Adams, a 90 unit affordable housing project in a separate joint venture with Frank Raia. The first apartments in 1118 Adams were completed and leased in December 2005.
Division Management
Robert Rohdie, who has 35 years in the residential construction industry and has built over 25,000 multi-family homes in his career, heads the Homebuilding Division management team. The Homebuilding Division is divided into two regions — the Northeast and the Southeast, and each region has a team of developers, engineers and architects, project managers, attorneys, and marketing professionals.
Investment Division
In March 2005, our board of directors announced a plan to divest our Investment Division assets. Through December 31, 2005, we had sold 16 properties with 2,583 apartments and 360,000 square feet of commercial space. At December 31, 2005, our Investment Division portfolio included 8,777 apartments in 40 stabilized communities, including 6,044 apartments owned through an unconsolidated partnership, located primarily in Florida, Connecticut, and Texas. Of these properties, five communities with 948 apartments were held for sale at December 31, 2005. Since 1995, we have developed nearly 5,400 new market-rate apartments in 17 communities for our investment portfolio, and 2,231 of these apartments have been targeted for conversion to condominiums for sale and transferred to the Homebuilding Division. Our Investment Division also included commercial and retail properties with a book value of $52.8 million at December 31, 2005, of which three properties with an aggregate book value of $10.7 million and an aggregate sales price of $16.4 million have been sold or are under contract to be sold in 2006.
Funds generated by the operation, sale, or refinancing of our Investment Division portfolio have been used to finance the expansion of our homebuilding operations and, to a much lesser extent, to enhance the value of our investment portfolio through consistent capital improvements.
Acquisitions and Dispositions
During 2003, 2004, and 2005, we purchased three apartment communities for investment. In 2005, we divested a major portion of our investment portfolio to generate capital to employ in expanding our homebuilding, to reduce debt and to take advantage of favorable prices for investment properties. Please see the discussion under “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Consolidated Results of Operations” for information about sales of properties during the past three years.
Property Management
We manage our apartment communities with a focus on adding value. We have implemented programs to optimize revenue generated by our properties, including daily value pricing and lease inventory management. We have also developed programs to enhance ancillary income from cable television, telephone and high-speed internet services, upgraded laundry facilities, and vending machines. We also manage rental properties that are in the process of being converted to condominiums in cooperation with our Homebuilding Division. We will continue to provide management services to the 25 investment properties with 6,044 units owned by Ansonia Apartments, L.P., an unconsolidated partnership. We have also created a new management division to manage residential communities on behalf of condominium associations and to manage investor owned units on behalf of investors.
Eileen Swenson heads the Investment Division. Ms. Swenson, a Certified Property Manager, has been in the northeast multi-family property management industry for over 20 years. The Northeast and Southeast regional leaders, with a combined 40 years of multi-family experience, report to her. They, in turn, have several regional property managers who are responsible for portfolios of six to eight properties each. In addition, we use independent management firms to manage our rental apartment properties located in the southwest and other locations where we do not have a sufficient number of communities and/or apartments to warrant a satellite office, and for our commercial properties.
Rental Apartment Joint Ventures
In 1997 and 1998, we acquired 11 properties in Connecticut with partners who had identified and, in some cases, contracted to purchase these properties. Between 2001 and 2005, we formed six joint ventures with parties who controlled sites with desirable locations which resulted in the development of 1,644 rental apartments. We have purchased our partners’ interests in all four of these properties. Ansonia Apartments, L.P., which owns 25 rental properties, located principally in Connecticut and Florida, is our only remaining rental apartment joint venture.
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
Competition
The homebuilding industry and real estate development are highly competitive. We compete against numerous public and private homebuilders, developers and others where our communities are located. Therefore, we may be competing for investment opportunities, financing, available land, and potential buyers with entities that may possess greater financial, marketing, or other resources. Our most senior and experienced executives participate directly in acquisition negotiations and decisions. Contact with ultimate decision makers is particularly important in convincing sellers that their acceptance of an offer from us will result in a completed transaction. Moreover, the direct involvement of our senior executives permits us to act promptly, which we believe is often a factor in closing a purchase.
Compliance with Environmental Regulations
We are subject to various federal, state, and local laws, ordinances, rules and regulations concerning protection of public health and the environment. These laws may impose liability on property owners or operators for the costs of removal or remediation of hazardous or toxic substances on real property, without regard to whether the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances. The presence of, or the failure to properly remediate, such substances may adversely affect the value of a property, as well as our ability to sell or rent the property or individual condominium units or apartments, or to borrow funds using that property as collateral. Environmental claims are generally not covered by our insurance programs.
The laws, ordinances, rules and regulations governing the removal, encapsulation and disturbance of asbestos containing materials (“ACMs”) may impose liability on owners or operators for the release of ACMs when such materials are disturbed in connection with the renovation or demolition of an existing building or apartment community. We have programs in place to maintain and monitor ACMs in the apartment communities where ACMs are present. In April 2003, our contractor inadvertently disturbed ACMs in connection with the condominium conversion of Pine Crest Village at Victoria Park. See ITEM 3. LEGAL PROCEEDINGS for additional information concerning this matter.
The particular environmental laws that apply to any given homebuilding site vary according to the site’s location, its environmental condition, and the present and former uses of the site, as well as adjoining properties. Environmental laws and conditions may result in delays, may cause us to incur substantial compliance and other costs, and can prohibit or severely restrict homebuilding activity in environmentally sensitive regions or areas, which could negatively affect our results of operations.
In recent years there has been a widely-publicized proliferation of mold-related claims by tenants, employees, and other building occupants against the owners of those buildings. When we identify any measurable presence of mold, whether or not a claim is made, we undertake remediation we believe to be appropriate for the circumstances encountered. There is little in the way of government standards, insurance industry specifications, or otherwise generally accepted guidelines dealing with mold propagation. Although considerable research into mold toxicity and exposure levels is underway, it may be several years before definitive standards are available to property owners against which to evaluate risk and design remediation practices.

Policy With Respect to Certain Activities
We may offer debt or shares of our common or preferred stock to the public to raise capital for general corporate purposes, including, without limitation, repayment of debt, acquisition of additional properties, and development of currently planned or future projects, or in private transactions in exchange for property. In July 2003, Tarragon issued 195,815 shares of 10% Cumulative Preferred Stock in connection with the purchase of land and homebuilding inventory. See NOTE 6. “10% CUMULATIVE PREFERRED STOCK” in the Notes to Consolidated Financial Statements for more information about the preferred stock. In September and November 2004, we issued $62 million of senior convertibles notes. In June and September 2005, we issued $65 million of subordinated unsecured notes. See NOTE 4. “NOTES AND INTEREST PAYABLE” in the Notes to Consolidated Financial Statements for more information on the senior convertible notes and subordinated unsecured notes.
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
We have in the past, and may in the future, repurchase or otherwise acquire our own common stock on the open market or through private transactions. See ITEM 5. “MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS – Purchase of Equity Securities” and NOTE 5. “COMMON STOCK REPURCHASE PROGRAM” in the Notes to Consolidated Financial Statement for a discussion of our share repurchase program.
We do not presently intend to make investments other than as described above, although we may do so in the future. Our investment policies may be reviewed and modified from time to time by our officers and directors without the vote of stockholders. There are no limitations on the amounts we may invest in any single property or development, or on the amounts we can borrow for such purposes.
Employees
As of December 31, 2005, we employed 622 people of whom 598 were full-time and 24 were part-time employees. This includes 360 site-level property employees and 262 corporate staff. We do not have any union employees. We believe we have a good relationship with our employees.
Other Information
Tarragon’s common stock is traded on the NASDAQ National Market System under the symbol “TARR.” Our principal executive offices are located at 1775 Broadway, 23rd Floor, New York, New York 10019, and our telephone number is 212-949-5000.
We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, reports filed pursuant to Section 16 and other information with the Securities and Exchange Commission (“SEC”). Our SEC filings are available to the public over the Internet at the SEC’s web site at http://www.sec.gov.
You may also read and copy any document we file at the SEC’s public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the SEC’s public reference room in Washington, D.C. by calling the SEC at 1-800-SEC-0330. In addition, we have posted the charters for our Audit Committee, Executive Compensation Committee, Corporate Governance and Nominating Committee, as well as our Code of Business Conduct and Ethics on our website under the heading “Governance Documents” under “Investor Relations.” These charters and the code are not incorporated in this report by reference. We will also provide a copy of these documents free of charge to stockholders upon written request to our secretary at 3100 Monticello Avenue, Suite 200, Dallas, Texas, 75205. Tarragon issues annual reports containing audited financial statements to its common stockholders.

ITEM 1A. RISK FACTORS
Risks Related to Tarragon
Risks Related to Our Capital Structure
Our substantial indebtedness and high leverage could adversely affect our financial health and prevent us from fulfilling our obligations.
We have substantial indebtedness and debt service requirements. As of December 31, 2005:
•	our total consolidated indebtedness was $953 million; and

•	our total indebtedness in unconsolidated partnerships and joint ventures was $532 million.
Our high degree of leverage could have important consequences, including the following:
•	a substantial portion of our cash flow from operations is dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available to us for other purposes;

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions, or general corporate or other purposes may be impaired in the future;

•	certain of our borrowings are and will continue to be at variable rates of interest, which will expose us to the risk of increased interest rates; and

•	it may limit our flexibility to adjust to changing economic or market conditions, reduce our ability to withstand competitive pressures and make us more vulnerable to a downturn in general economic conditions.
Our secured credit facilities and the other agreements governing our indebtedness limit, but do not prohibit, us or our subsidiaries from incurring significant additional indebtedness in the future. Therefore, these risks may increase as we incur additional indebtedness.
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
Our existing indebtedness contains various covenants that may limit or restrict the creation of liens, mergers, consolidations, dispositions of assets, dividends, redemptions of capital stock, changes in our business or accounting practices, transactions with affiliates, and certain other transactions or business activities. In addition, a number of our debt agreements contain covenants that require us to maintain financial ratios. If we fail to comply with these covenants, we may be in default, and that existing indebtedness can be accelerated so it becomes immediately due and payable.
The market price for our common stock may be highly volatile.
The market price for our common stock may be highly volatile. A variety of factors may have a significant impact on the market price of our common stock, including:
•	our financial condition, results of operations, and prospects;

•	the publication of earnings estimates or other research reports and speculation in the press or investment community;

•	changes in our industry and competitors;

•	any future issuances of our common stock, which may include primary offerings for cash, issuances in connection with business acquisitions, and the grant or exercise of stock options from time to time;

•	general market and economic conditions; and

•	any outbreak or escalation of hostilities.
In addition, the NASDAQ National Market can experience significant price and volume fluctuations that can be unrelated or disproportionate to the operating performance of the companies listed on NASDAQ. Broad market and industry factors may negatively affect the market price of our common stock regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.
Shares of our common stock eligible for public sale could adversely affect the market price of our common stock.
The market price of our common stock could decline as a result of sales or other issuances of a large number of shares in the market or market perception that these transactions could occur, including sales or distributions of shares by one or more of our large stockholders or by our controlling stockholders. As of December 31, 2005, there were 28,567,364 shares of our common stock outstanding. Of those shares, 12,146,550 were held by our controlling stockholders, Mr. and Mrs. William S. Friedman and their affiliated entities, and a further 1,021,961 were held by our other executive officers and directors.
We have a substantial number of stock options and other interests convertible into our common stock outstanding and have the ability to grant a substantial number of stock options in the future under currently effective benefit plans.
As of December 31, 2005, we had outstanding options to purchase approximately 2.7 million shares of our common stock and share appreciation rights covering an additional 97,152 shares under our equity participation plans to our directors, officers, key employees, and consultants and had approximately 1.7 million shares available for future grant. Additionally, at December 31, 2005, Robert C. Rohdie’s minority interest in Tarragon Development Company, LLC, is convertible into 668,096 shares of our common stock, and our senior convertible notes are convertible into 469,771 shares of our common stock. The exercise of outstanding options or the future issuance of options (and the exercise of those options) or restricted stock or the conversion of these interests would dilute the beneficial ownership of existing holders of our common stock.
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
Our articles of incorporation contain provisions designed to discourage attempts to acquire control of the company by merger, tender offer, proxy contest, or removal of incumbent management without the approval of our board of directors. As a result, a transaction which otherwise might appear to be in your best interests as a stockholder could be delayed, deferred, or prevented altogether, and you may be deprived of an opportunity to receive a premium for your shares over prevailing market prices. The provisions contained in our articles of incorporation include:
•	the requirement of a three-fourths super-majority vote to make, adopt, alter, amend, change, or repeal our bylaws or certain key provisions of the articles of incorporation that embody, among other things, the aforementioned anti-takeover provisions;

•	the requirement of a two-thirds super-majority vote for the removal of a director from our board of directors and certain extraordinary transactions; and

•	the inability of stockholders to call a meeting of stockholders.
As of December 31, 2005, our directors and management beneficially owned approximately 50% of our outstanding common stock. In light of this, these anti-takeover provisions could help entrench our board of directors and may effectively give our management the power to block any attempted change in control.
Risks Related to Our Homebuilding Business
We are subject to risks associated with construction and development.
Construction and development activities, with respect to both for-sale and rental communities, entail a number of risks, including the following:
•	we may abandon a project after spending funds, and devoting management resources in determining its feasibility or obtaining regulatory clearance;

•	opposition from local community or political groups may oppose development or construction at a particular site resulting in delays or abandonment of a project;

•	we may not be able to obtain, or may be delayed in obtaining, necessary zoning, occupancy, and other required governmental permits and authorizations;

•	we may not be able to obtain sufficient financing on favorable terms, if at all;

•	construction costs may materially exceed our original estimates;

•	we may encounter shortages of lumber or other construction materials, shortages of labor, labor disputes, unforeseen environmental or engineering problems, work stoppages, or natural disasters which could delay construction and result in substantial cost overruns; and

•	we may not complete construction and lease up on schedule.

•	buyers may be unable to close purchases as agreed.
The occurrence of any one or more of these events could result in lower than expected returns or cash flows from communities under development, and we could lose some or all of our investment in those properties, which could have a material, adverse effect on our growth, our business, and our results of operations.
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
We use the percentage-of-completion method of revenue recognition to report revenue and profit from high- and mid-rise residential projects. Under this method of accounting, we may recognize revenue from sales of homes before those sales have closed. Due to various contingencies, including delayed construction, cost overruns, or buyer defaults, it is possible that we may receive less cash than the amount of revenue already recognized, or the cash may be received at a later date than we expected, which could affect our profitability and ability to pay our debts.
Governmental laws and regulations may increase our expenses, limit the number of homes that we can build, or delay completion of our projects.
We are subject to numerous local, state, federal, and other statutes, ordinances, rules, and regulations concerning zoning, development, building design, construction, and similar matters which impose restrictive zoning and density requirements in order to limit the number of homes that can eventually be built within the boundaries of a particular area. Projects that are not entitled may be subjected to periodic delays, changes in use, less intensive development, or elimination of development in certain specific areas due to government regulations. We may also be subject to delays or may be precluded entirely from developing in certain communities due to building moratoriums or “slow-growth” or “no-growth” initiatives that could be implemented in the future in the states in which we operate. Local and state governments also have broad discretion regarding the imposition of development fees for projects in their jurisdiction. Projects for which we have received land use and development entitlements or approvals may still require a variety of other governmental approvals and permits during the development process and can also be impacted adversely by unforeseen health, safety, and welfare issues, which can further delay these projects or prevent their development. As a result, our sales could decline and our costs could increase, which could negatively affect our results of operations.
Our homebuilding activities and condominium conversions expose us to risks associated with the sale of residential units.
Our homebuilding and condominium conversion businesses entail risks in addition to those associated with development and construction activities, including:

•	market conditions in our target markets may change due to competitive, economic, demographic, geopolitical, or other factors, most of which are outside of our control, that may affect demand for homes;

•	we may not be able to achieve desired sales levels at our homebuilding projects;

•	we are exposed to additional credit risk with respect to the individuals to whom we sell homes;

•	condominium conversions may require substantial legal and other costs, which may not be recovered;

•	customers may be dissatisfied with the homes we sell, which may result in remediation costs or warranty expenses;

•	we may be left with unsold inventory, which may result in additional losses due to write-downs in inventory, additional costs associated with carrying inventory, costs and inefficiencies associated with conversion of unsold units into rental units, or sales of units for a significantly lower price than projected; and

•	the long lead-time of homebuilding projects and condominium conversion projects may result in delayed revenue recognition and difficulty in predicting whether there will be sufficient demand for our homes.
Risks Related to Our Business Generally
We are subject to all of the risks that affect homebuilders and real estate investors generally.
General factors that may adversely affect our homebuilding business, and the value of and our income from, our real estate investment portfolio include:
•	a decline in the economic conditions in one or more of our primary markets;

•	an increase in competition for tenants and customers or a decrease in demand by tenants and customers;

•	increases in interest rates;

•	general restrictions on the availability of credit;

•	an increase in supply of the types of properties we develop in our primary markets;

•	terrorist activities or other acts of violence or war in the United States or the occurrence of such activities or acts that impact our properties or that may impact the general economy;

•	possible losses from fire, flood, hurricane, or other catastrophe;

•	the continuation or escalation of world geopolitical tensions; and

•	the adoption on the national, state, or local level of more restrictive laws and governmental regulations, including more restrictive zoning, land use, or environmental regulations and increased real estate taxes.

Increases in interest rates could materially increase our interest expense or could reduce our revenues.
As of December 31, 2005, we had approximately $740.2 million of variable rate debt. On that date, our unconsolidated partnerships and joint ventures had an additional $113.4 million of variable rate debt. We may incur additional variable rate indebtedness in the future. Accordingly, increases in interest rates could materially increase our interest expense, which could adversely affect our results of operations and financial condition.
In addition, many purchasers of our homes obtain mortgage loans to finance a substantial portion of the purchase price. In general, housing demand is adversely affected by increases in interest rates, housing costs, and unemployment and by decreases in the availability of mortgage financing. This general tendency is intensified by the fact that prospective buyers of our homes may be required to sell a home prior to purchasing one of our homes, and buyers for those homes will often require mortgage financing. In addition, there have been discussions of possible changes in the federal income tax laws that would remove or limit the deduction for home mortgage interest. Because of the long-term nature of most development projects, condominium conversions, and other real estate investment, it may be difficult for us to adjust our business strategy quickly to compensate for changes in effective mortgage interest rates. If effective mortgage interest rates increase and the ability or willingness of prospective buyers to finance home purchases is adversely affected, our operating results may also be negatively affected.
Our net income may fluctuate.
Our homebuilding revenue may fluctuate as a result of the timing of the completion of projects and unit closings, seasonality of housing demand, the timing and seasonality of construction activity, the condition of the real estate market and the economy in general, material and labor costs, and the availability and cost of mortgage financing.
We may not be able to sell our investment properties at the desired time or price.
Because of the lack of liquidity of real estate investments generally, our ability to complete our planned divestiture of additional investment division assets, or to otherwise respond to changing circumstances may be impaired. Real estate investments generally cannot be sold quickly. We cannot predict whether there will be a market for our remaining investment division assets, or whether we will be able to sell them at a price equal to our estimates of their value or at a price that will allow us to fully recoup our investment. We may not be able to realize the full potential value of our investment division assets, and in some cases we will incur costs related to the early pay-off of the debt secured by such assets.
We may require significant additional financing that may not be available on commercially favorable terms, if at all.
We depend primarily on debt financing to fund the growth of our business. We intend to use a substantial portion of this financing for:
•	new construction and development;

•	condominium conversions;

•	property acquisitions; and

•	working capital.

In addition, when we develop a rental property for our investment division, we will be required to obtain permanent financing to repay outstanding construction loans at the time the property is completed. We cannot predict whether additional sources of financing will be available in the future or the cost of this financing. Our access to debt or equity financing depends on lenders’ willingness to lend and on conditions in the capital markets, and we may not be able to secure additional sources of financing on commercially acceptable terms, if at all. A failure to obtain needed additional financing could have a material, adverse effect on the growth of our business and our results of operations and may force us to curtail our development activities or dispose of properties.
Property ownership through partnerships and joint ventures generally limits our control of those investments and entails other risks.
We invest in a number of consolidated and unconsolidated partnerships and joint ventures in which our outside partners may have significant decision making authority and voting rights. Partnership or joint venture investments involve risks not otherwise present for investments made solely by us, including the possibility that our partners might become bankrupt, might have or develop different interests or goals than we do, or might take action contrary to our instructions, requests, policies, or investment objectives. Another risk of partnership investments is the possibility of an impasse on decisions, such as a sale or refinancing, or disputes with our partners over the appropriate pricing and timing of any sale or refinancing. In addition, joint venture and partnership agreements typically contain provisions restricting the ability to transfer the interests in the joint venture or partnership and often contain “buy-sell” provisions, which, under certain circumstances, permit a partner to initiate an offer to buy the other partner’s interests or to sell its interests to the other partner, at the other partner’s option. Buy-sell provisions may result in us buying or selling interests in a project at a different time or at a different valuation than we otherwise would have chosen, and we may not have sufficient available funds to make a purchase pursuant to these provisions. There is no limitation under our organizational documents or loan agreements as to the amount of funds that may be invested in partnerships or joint ventures.
The rental activities of our Investment Division expose us to a number of risks associated with owning, managing and operating rental real estate.
Our investment division’s rental real estate business entails a number of risks, including:
•	market conditions in our rental markets, which may be affected by local or regional economic and demographic factors that affect demand for rental housing;

•	we may not be able to achieve sufficient occupancy levels to maintain profitability and service any indebtedness associated with our rental properties;

•	tenant credit risk;

•	the imposition of rent control or rent stabilization programs;

•	competition within our markets, both from other rental properties and housing alternatives, including condominiums and single-family homes;

•	market conditions may force us to offer additional rental concessions and amenities in order to attract or retain tenants; and

•	our failure to comply with Americans with Disabilities Act and other laws could result in substantial costs.
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
In addition, there are some risks of loss for which we may be unable to purchase insurance coverage. For example, losses associated with landslides, earthquakes, and other geologic events may not be insurable, and other losses, such as those arising from terrorism or from the presence of mold in our rental properties or for-sale homes, may not be economically insurable. A material uninsured loss could adversely affect our business, results of operations and financial condition.
Our business strategy of acquiring rental properties for conversion to condominiums exposes us to additional risks.
We regularly consider acquiring rental properties for conversion to condominiums. Acquisitions involve several risks, including but not limited to the following:
•	acquired properties may not perform as well as we expected or ever become profitable;

•	improvements to the properties may ultimately cost significantly more than we had estimated; and

•	the costs of evaluating properties that are not acquired cannot be recovered.
If one or more property acquisitions are unsuccessful due to these or other reasons, it may have an adverse effect on our business and results of operations.

Fluctuations in real estate values may require us to write down the book value of our real estate assets.
Under United States generally accepted accounting principles, we are required to assess the impairment of our long-lived assets and our homebuilding inventory whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors management considers that could trigger an impairment review include significant underperformance relative to minimum future operating results, significant change in the manner of use of the assets, significant technological or industry changes, or changes in the strategy for our overall business. When we determine that the carrying value of certain long-lived assets or homebuilding inventory is impaired, an impairment loss equal to the excess of the carrying value of the asset over its estimated fair value is recognized. These impairment charges would be recorded as operating losses. See “Management’s Discussion and Analysis of Financial Condition and Result of Operations — Critical Accounting Policies and Estimates — Asset Impairment.” Any material write-downs of assets could have a material adverse effect on our financial condition and earnings.
It may be difficult to operate profitably in new markets.
We may make investments outside of our existing markets if appropriate opportunities arise. Impediments to our success in new markets include:
•	an inability to evaluate accurately local market conditions and local demand trends;

•	an inability to obtain land for development or appropriate acquisition opportunities;

•	an inability to hire and retain key local personnel; and

•	a lack of familiarity with local and regional regulatory processes and governmental authorities.
Failed projects resulting from expanding into new markets could have a material, adverse effect on our business and results of operations. Our historical experience in our existing markets does not ensure that we will be able to operate successfully in new markets.
We are subject to environmental laws and regulations, and our properties may have environmental or other contamination.
We are subject to various federal, state, and local laws, ordinances, rules and regulations concerning protection of public health and the environment. These laws may impose liability on property owners or operators for the costs of removal or remediation of hazardous or toxic substances on real property, without regard to whether the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances. The presence of, or the failure to properly remediate, such substances may adversely affect the value of a property, as well as our ability to sell or rent the property or individual condominium units or apartments, or to borrow funds using that property as collateral. Environmental claims are generally not covered by our insurance programs.
The laws, ordinances, rules and regulations governing the removal, encapsulation and disturbance of asbestos containing materials (“ACMs”) may impose liability on owners or operators for the release of ACMs when such materials are disturbed in connection with the renovation or demolition of an existing building or apartment community. We have programs in place to maintain and monitor ACMs in the apartment communities where ACMs are present. In April 2003, our contractor inadvertently disturbed ACMs in connection with the condominium conversion of Pine Crest Village at Victoria Park. See ITEM 3. LEGAL PROCEEDINGS for additional information concerning this matter.
The particular environmental laws that apply to any given homebuilding site vary according to the site’s location, its environmental condition, and the present and former uses of the site, as well as adjoining properties. Environmental laws and conditions may result in delays, may cause us to incur substantial compliance and other costs, and can prohibit or severely restrict homebuilding activity in environmentally sensitive regions or areas, which could negatively affect our results of operations.
In recent years there has been a widely-publicized proliferation of mold-related claims by tenants, employees, and other building occupants against the owners of those buildings. When we identify any measurable presence of mold, whether or not a claim is made, we undertake remediation we believe to be appropriate for the circumstances encountered. There is little in the way of government standards, insurance industry specifications, or otherwise generally accepted guidelines dealing with mold propagation. Although considerable research into mold toxicity and exposure levels is underway, it may be several years before definitive standards are available to property owners against which to evaluate risk and design remediation practices.

Our success depends on key executive officers and personnel.
Our success is dependent upon the efforts and abilities of our executive officers and other key employees, many of whom have significant experience in developing and repositioning residential and commercial properties. In particular, we are dependent upon the services of William S. Friedman, our chairman of the board of directors and chief executive officer; Robert C. Rohdie, a director and president and chief executive officer of Tarragon Development Corporation, our wholly-owned subsidiary, which runs our homebuilding operations; and Robert P. Rothenberg, a director and our president and chief operating officer. The loss of the services of any of these executives or other key personnel, for any reason, could have a material adverse effect upon our business, operating results, and financial condition.
Our principal stockholders effectively control corporate actions, and their interests may differ from yours.
William S. Friedman, our chairman of the board and chief executive officer, and his wife, Lucy N. Friedman, together with their affiliated entities beneficially own approximately 40% of our outstanding common stock. Accordingly, Mr. and Mrs. Friedman are effectively in a position to elect a number of the members of our board of directors and have substantial influence over our management and affairs. In addition, they effectively have veto power over a broad range of corporate actions requiring more than a simple majority vote presently contained in our articles of incorporation, including, without limitation, mergers, business combinations, change-in-control transactions, substantial asset sales, and other similar and extraordinary corporate transactions that can affect the value of our properties.
We have and continue to engage in transactions with related parties.
We have engaged in the past, and continue to engage currently, in transactions with related parties. These related party transactions include ongoing financial arrangements with several members of our board and senior management, including a $30 million unsecured line of credit facility extended to us by affiliates of Mr. and Mrs. Friedman, which was approved by our board of directors. In addition, Mr. and Mrs. Friedman have pledged shares of our common stock that they hold to secure an outstanding credit facility, and we have agreed to indemnify them for any loss, cost, or liability associated with that pledge.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
At December 31, 2005, we had 38 consolidated and eight unconsolidated active for-sale communities, including 25 condominium or townhome conversions, 11 high- or mid-rise condominium developments, four townhome or traditional new developments, and six land developments. We also had four rental communities with 860 apartments under development and/or in lease-up. Information about our active for-sale and rental developments is presented in the tables below entitled “For-Sale Communities Summarized by Market,” “Active For-Sale Communities,” and “Rental Apartment Communities Under Development and/or In Lease-up.”
We owned rental apartment communities with 1,030 units slated for sale to individuals as condominiums, land on which we plan to develop high- or mid-rise condominium developments with over 2,000 units, and land on which we plan to develop townhome or traditional new developments with 400 units in our development pipeline as of December 31, 2005.
Our rental apartment communities at December 31, 2005, included 15 consolidated properties with 2,733 units (including five properties with 948 units classified as held for sale) and 25 properties with 6,044 units owned by an unconsolidated partnership. We also owned ten consolidated commercial properties, all but one of which were classified as held for sale. Information about our rental apartment communities is presented in the table below entitled “Rental Apartment Communities.”
Tarragon, or the consolidated or unconsolidated subsidiaries, partnerships, or joint ventures that own the properties, generally have fee simple title to these properties. Most of these properties are pledged to secure debt. These mortgages are presented in the tables below entitled “Loans Secured by Homebuilding Developments” and “Mortgage Loans Secured by Investment Properties.” We believe our properties are adequately covered by liability and casualty insurance, consistent with industry standards.
TARRAGON CORPORATION
FOR-SALE COMMUNITIES SUMMARIZED BY MARKET
DECEMBER 31, 2005

	Number	Number of	Percentage
	of	Homes or	of
Market	Communities	Home Sites	Total

Florida	32	5,865	73%
Texas	1	316	4%
New Jersey	8	1,002	13%
New York	1	196	2%
Tennessee	1	21	—
South Carolina	3	606	8%

	46	8,006	100%

TARRAGON CORPORATION
ACTIVE FOR-SALE COMMUNITIES
DECEMBER 31, 2005

		Ownership	Number of
		Interest If	Remaining		Construction
		Joint	Homes or	Costs to	Financing
Community	Location	Venture	Home Sites (1)	Complete (2)	Available (3)
				(in thousands)
210 Watermark	Bradenton, FL		216	$898	$—
900 Monroe	Hoboken, NJ	63%	125	31,520	—	(7)
1100 Adams	Hoboken, NJ	85%	76	8,514	8,514
5600 Collins	Miami Beach, FL		6	241	123
Alexandria Pointe	Deland, FL	40%	84	—	—
Alta Mar	Ft. Myers, FL		131	517	517
Belle Park	Nashville, TN		21	40	40
Bermuda Island	Naples, FL		360	11,270	9,542
Bishop’s Court at Windsor Parke	Jacksonville, FL		324	883	—
Block 88	Hoboken, NJ	70%	220	51,950	—	(7)
Block 99	Hoboken, NJ	55%	217	46,604	—	(4)
The Bordeaux	Orlando, FL		96	91	—
Central Park at Lee Vista	Orlando, FL		210	12	—
Cordoba Beach Park	Tampa, FL		97	31	—
The Exchange	Ft. Lauderdale, FL		87	20,027	—	(5)
The Grande	Orlando, FL	50%	1	—	—
The Hamptons	Orlando, FL	50%	102	56	—
Knightsbridge at Stoneybrooke	Orlando, FL		396	792	—
Las Olas River House	Ft. Lauderdale, FL		40	2,667	—
Lincoln Pointe	Aventura, FL	70%	460	—	—
Lofts on Post Oak	Houston, TX	50%	316	241	241
Madison at Park West	Charleston, SC		244	888	—
Mirabella	Jacksonville, FL		400	583	309
Monterra at Bonita Springs	Bonita Springs, FL		244	1,830	—
Montreux at Deerwood Lake	Jacksonville, FL		237	25	25
One Hudson Park	Edgewater, NJ		168	46,488	44,206
Orchid Grove	Pompano Beach, FL	50%	481	89,689	89,689	(6)
Oxford Place	Tampa, FL		298	516	—
Trio	Palisades Park, NJ		196	50,943	—	(7)
The Quarter at Ybor City	Ybor City, FL		247	227	—
Southampton Pointe	Mt. Pleasant, SC		146	108	—
Southridge Pointe	Deland, FL	40%	18	—	—
Tradition at Palm Aire	Sarasota, FL		248	4,016	—
Twelve Oaks at Fenwick Plantation	Charleston, SC		216	1,078	—
Venetian Bay Village II & III	Kissimmee, FL	56%	2	18	—
Via Lugano	Boynton Beach, FL		364	1,598	—
The Villas at Seven Dwarfs Lane	Orlando, FL		256	16,241	16,241	(6)
Vista Grande	Tampa, FL		378	1,444	—
Warwick Grove	Warwick NY	50%	196	52,703	52,703	(6)
Waterstreet at Celebration	Celebration, FL		1	31	—
Woods of Lake Helen	Lake Helen, FL	40%	70	—	—
Woods of Southridge	Deland, FL	40%	8	—	—
Yacht Club	Hypoluxo, FL		3	383	—
XII Hundred Grand	Hoboken, NJ	50%	—	656	—
XIII Hundred Grand	Hoboken, NJ	50%	—	118	—

			8,006	$445,937	$222,150

(1)	Number of remaining homes or home sites includes both backlog (homes or home sites sold, but not closed) and unsold homes under active development. XII Hundred Grand and XIII Hundred Grand have no remaining residential units, but three commercial units available at XII Hundred Grand and one at XIII Hundred Grand.

(2)	Costs to complete represent estimated construction costs to complete the project. In addition to these costs, we anticipate incurring marketing, advertising, selling commissions and closing costs, and interest.

(3)	Construction financing available represents funds available from construction loans. For the December 31, 2005, loan balances, please see the table below entitled “Loans Secured by Homebuilding Developments.”

(4)	We closed on a $77 million construction loan for this project in January 2006.

(5)	We anticipate closing on a construction loan for this project in March 2006.

(6)	These projects have revolving construction loans.

(7)	We anticipate obtaining a construction loan to fund 85% of the costs of this project.

Tarragon’s development program includes construction or renovation of the active for-sale communities listed above. Costs to complete in excess of construction financing available will be paid for with internally generated funds or with financing to be arranged.
[This space intentionally left blank]

TARRAGON CORPORATION
RENTAL APARTMENT COMMUNITIES
UNDER DEVELOPMENT AND/OR IN LEASE-UP
DECEMBER 31, 2005
Our development program also includes the construction of the rental communities presented below. Costs in excess of construction and other financing have been or will be paid for with internally generated funds. We intend to sell all of these properties upon or prior to stabilization, except for 1118 Adams Street.

	Tarragon’s				Construction
	Interest in		Number of		and Other
Community	Profits	Location	Apartments	Total Cost	Financing
				(in thousands)
1118 Adams Street	85%	Hoboken, NJ	90	$24,788	$20,184
Cason Estates	100%	Murfreesboro, TN	262	19,742	14,339
Deerwood	50%	Ocala, FL	328	28,156	24,285
Newbury Village	100%	Meriden, CT	180	29,164	21,398

Total			860	$101,850	$80,206

1118 Adams Street is an affordable apartment community, and the financing presented above includes a construction loan collateralized in part by the sale of Federal tax credits and capital grants and loans from the New Jersey Department of Community Affairs, the New Jersey Council on Affordable Housing, and the County of Hudson, New Jersey. We have a commitment from the New Jersey Housing Finance Agency for an additional loan of $2.5 million. We began construction of this property in the fourth quarter of 2004, and construction is expected to be complete in June 2006. Leasing of the first apartments was in December 2005.
We began leasing apartments at Cason Estates in November 2004, and construction was substantially complete in September 2005. Physical occupancy as of December 31, 2005, was 59%.
We began construction of Deerwood in the second quarter of 2005, and construction is expected to be complete in April 2007.
We began construction in May 2004, began leasing apartments at Newbury Village in July 2005, and construction was substantially complete at January 2006. Physical occupancy as of December 31, 2005, was 11%.

TARRAGON CORPORATION
RENTAL APARTMENT COMMUNITIES
DECEMBER 31, 2005

					Year Ended December 31,		As of December 31,
					2005	2004	2005	2004	2005
		Ownership
		Interest If		Age	Average	Average	Average	Average	Net
		Joint	Number of	In	Physical	Physical	Monthly	Monthly	Carrying
Community	Location	Venture	Apartments	Years	Occupancy	Occupancy	Rent/Unit(1)	Rent/Unit(1)	Value(2)

Consolidated Properties Held for Investment
Aventerra Apartment Homes (3)	Dallas, TX		296	31	85.9%	81.0%	$603	$566	$6,116
Desert Winds	Jacksonville, FL		152	33	99.2%	98.9%	629	617	1,777
French Villa	Tulsa, OK		100	34	96.3%	94.0%	660	651	2,455
Harbour Green	Panama City Beach, FL		200	8	97.5%	97.9%	873	836	9,578
Mustang Creek	Arlington, TX		120	31	90.5%	94.1%	857	894	3,405
Park Dale Gardens	Dallas, TX		224	30	82.1%	91.2%	587	613	1,810
Silver Creek	Jacksonville, FL		152	33	98.7%	99.1%	657	657	1,753
Southern Elms	Tulsa, OK		78	37	91.5%	88.8%	567	573	1,302
Summit on the Lake	Ft. Worth, TX		198	19	92.9%	92.6%	555	567	3,733
Vistas at Lake Worth	Ft. Worth, TX		265	7	92.4%	92.5%	656	690	13,271

Subtotals/Averages			1,785	19	91.8%	92.2%	659	660	45,200

Consolidated Properties Held for Sale
Bayfront	Houston, TX		200	34	91.4%	91.9%	644	650	2,477
The Brooks	Addison, TX		104	36	93.7%	93.2%	586	595	2,455
Fountainhead (5)	Kissimmee, FL		184	17	95.2%	93.5%	796	769	7,010
Meadowbrook	Baton Rouge, LA		200	37	93.5%	93.4%	522	519	1,595
Woodcreek	Jacksonville, FL		260	30	93.4%	90.4%	681	660	4,039

Subtotals/Averages			948	27	93.4%	92.3%	652	642	17,576

Properties Owned by Unconsolidated Partnership
200 Fountain	New Haven, CT	89%	168	40	87.9%	75.7%	1,033	1,034	15,947
278 Main Street (4)	West Haven, CT	89%	99	17	85.3%	—	725	—	6,106
Autumn Ridge	East Haven, CT	89%	116	32	95.0%	92.4%	642	634	1,729
Club at Danforth	Jacksonville, FL	89%	288	8	95.5%	93.1%	879	842	13,846
Dogwood Hills	Hamden, CT	89%	46	33	96.4%	92.6%	1,064	1,050	2,344
Forest Park	Rocky Hill, CT	89%	161	38	93.8%	92.4%	923	910	8,473
Groton Towers	Groton, CT	89%	114	32	95.0%	93.4%	926	914	4,389
Gull Harbor	New London, CT	89%	65	31	95.3%	96.6%	749	737	1,449
Hamden Centre	Hamden, CT	89%	65	35	95.0%	92.7%	928	911	2,633
Heather Hill	Temple Hills, MD	89%	459	39	94.4%	95.0%	980	948	10,930
Lakeview	Waterbury, CT	89%	88	17	93.2%	92.6%	814	805	2,727
Liberty Building	New Haven, CT	89%	124	6	96.3%	93.0%	1,069	1,059	7,324

TARRAGON CORPORATION
RENTAL APARTMENT COMMUNITIES
DECEMBER 31, 2005

					Year Ended December 31,		As of December 31,
					2005	2004	2005	2004	2005
		Ownership
		Interest If		Age	Average	Average	Average	Average	Net
		Joint	Number of	In	Physical	Physical	Monthly	Monthly	Carrying
Community	Location	Venture	Apartments	Years	Occupancy	Occupancy	Rent/Unit(1)	Rent/Unit(1)	Value(2)

Properties Owned by Unconsolidated Partnership (continued)
Links at Georgetown	Savannah, GA	89%	360	6	89.1%	93.9%	$831	$828	$20,342
Lofts at the Mills (4)	Manchester, CT	89%	411	16	65.3%	—	792	—	35,071
Nutmeg Woods	New London, CT	89%	382	35	92.8%	94.1%	862	850	15,277
Ocean Beach	New London, CT	89%	455	33	92.1%	93.9%	720	709	13,020
Parkview	Naugatuck, CT	89%	160	34	92.7%	94.7%	977	966	6,072
River City Landing	Jacksonville, FL	89%	352	40	94.7%	92.5%	650	634	11,101
Sagamore Hills	Middletown, CT	89%	212	37	92.5%	94.2%	799	790	7,550
Villa Tuscany	Orlando, FL	89%	342	4	96.2%	95.2%	861	814	24,828
Vintage at Legacy	Frisco, TX	89%	320	6	94.0%	92.4%	911	908	24,167
Vintage at Madison Crossing	Huntsville, AL	89%	178	3	95.2%	93.0%	766	753	10,164
Vintage at Plantation Bay	Jacksonville, FL	89%	240	4	94.9%	92.9%	920	907	13,406
Vintage at the Parke	Murfreesboro, TN	89%	278	4	90.4%	93.1%	787	804	15,547
Woodcliff Estates	East Hartford, CT	89%	561	36	95.7%	91.8%	790	779	18,840

Subtotals/Averages			6,044	20	91.6%	91.8%	840	832	293,282

Totals/Averages – All Rental Apartments			8,777	20	91.8%	91.9%	$783	$777	$356,058

(1)	Average monthly rent is defined as total possible rent (actual rent for leased apartments and asking rent for vacant apartments) for the month of December divided by number of units.

(2)	For properties owned by an unconsolidated partnership, this balance represents the net carrying value on the books of the partnership.

(3)	This property was transferred to the Investment Division from the Homebuilding Division after January 1, 2004. Physical occupancy as of December 31, 2005 was 91.6%.

(4)	Average physical occupancy for the year ended December 31, 2004, and average monthly rent per unit as of December 31, 2004, for the Investment Division Apartments and All Rental Apartments exclude 278 Main Street and Lofts at the Mills Apartment Homes because these properties were acquired in February 2005.

(5)	This property was sold in January 2006.

TARRAGON CORPORATION
LOANS SECURED BY HOMEBUILDING DEVELOPMENTS
DECEMBER 31, 2005
(Dollars in thousands)

	Balance	Stated Interest		Maturity	Balance Due at
Name of Property	Dec. 31, 2005	Rate (3)		Date	Maturity

Consolidated Rental Apartment Developments
1118 Adams	$14,100	6.39%	(1)	Jun-06	$14,100
1118 Adams	1,424	—	(2)	Sep-26	—
Cason Estates	12,799	6.19%	(1)	May-06	12,799
Deerwood Ocala	2,160	5.50%	(2)	Aug-15	2,160
Deerwood Ocala	4,489	6.14%	(1)	Aug-07	4,489
Newbury Village	16,668	6.14%	(1)	Dec-06	16,668

	51,640	6.02%	(4)		50,216

Consolidated For-Sale Communities
100 East Las Olas	4,125	8.25%	(1)	Mar-06	4,125
1100 Adams	14,918	6.19%	(1)	Sep-06	14,918
210 Watermark	34,100	6.99%	(1)	Nov-07	34,100
5600 Collins	877	7.25%	(1)	May-06	877
Alexandria Pointe	1,971	7.39%	(1)	Jun-07	1,971
Alta Mar	19,063	6.39%	(1)	Nov-06	19,063
Belle Park	463	6.59%	(1)	Sep-07	463
Bermuda Island	35,458	6.54%	(1)	Dec-07	35,458
Bishops Court at Windsor Parke	17,718	7.56%	(2)	Oct-09	16,713
Carlyle Towers	4,942	6.96%	(2)	Mar-08	4,724
Carlyle Towers – supplemental mortgage	1,707	7.90%	(2)	Jan-11	1,574
Central Park at Lee Vista	5,769	6.12%	(1)	May-08	5,769
Cordoba Beach Park	16,103	7.09%	(1)	May-07	16,103
Creekwood North	4,689	8.02%	(2)	Aug-10	4,400
Creekwood North – supplemental mortgage	1,185	5.62%	(2)	Dec-13	1,033
The Exchange	6,300	6.64%	(1)	Nov-06	6,300
Knightsbridge at Stoneybrooke	25,817	6.12%	(1)	May-08	25,817
Lauderdale Lakes	11,250	6.49%	(1)	Jul-07	11,250
Lincoln Pointe	40,000	7.34%	(1)	Apr-06	40,000
Madison at Park West	25,500	6.64%	(1)	Dec-06	25,500
Mirabella	37,195	6.12%	(1)	Jul-07	37,195
Mirabella	12,846	9.89%	(1)	Jul-07	12,846
Mohegan Hill	1,250	8.00%	(2)	Nov-07	1,250
Mohegan Hill	5,000	6.00%	(2)	Sept-06	5,000
Monterra at Bonita Springs	42,125	6.39%	(1)	Oct-06	42,125
Montreux at Deerwood	11,849	6.79%	(1)	Jan-07	11,849
One Hudson Park	10,119	6.24%	(1)	Jun-07	10,119
Oxford Place	28,350	7.14%	(1)	Aug-07	28,350
Trio East	4,455	6.54%	(1)	Apr-06	4,455
Trio West	9,045	6.54%	(1)	Apr-06	9,045
Quarter at Ybor City	22,984	7.09%	(1)	May-07	22,984
Southampton Pointe	10,586	6.99%	(1)	May-07	10,586
Southridge Pointe	609	7.39%	(1)	Jun-06	609
The Tradition at Palm Aire	32,000	7.34%	(1)	Aug-07	32,000
Twelve Oaks at Fenwick Plantation	9,360	6.39%	(1)(5)	Jan-06	9,360
Uptown Village	7,611	6.49%	(1)	Sep-07	7,611
Via Lugano	60,000	6.64%	(1)	Nov-06	60,000
Villas at Seven Dwarfs Lane	7,563	6.74%	(1)	Apr-08	7,563
Villas at Seven Dwarfs Lane	2,003	6.89%	(1)	Oct-07	2,003
Vineyard at Eagle Harbor	17,511	7.61%	(2)	Nov-10	16,301
Vintage at Abacoa	46,853	6.29%	(1)	May-08	46,853
Vista Grande	42,000	7.14%	(1)	Aug-07	42,000
Warwick Grove	9,195	6.59%	(1)	Sep-08	9,195
Warwick Grove	4,461	6.59%	(1)	Sep-08	4,461
Woods of Lake Helen	1,333	8.00%	(1)	Jan-06	1,333
Woods of Southridge	254	7.39%	(1)	Jan-06	254

	708,512	6.82%	(4)		705,505

TARRAGON CORPORATION
LOANS SECURED BY HOMEBUILDING DEVELOPMENTS (Continued)
DECEMBER 31, 2005
(Dollars in thousands)

	Balance	Stated Interest		Maturity	Balance Due at
Name of Property	Dec. 31, 2005	Rate (3)		Date	Maturity

Unconsolidated For-Sale Communities
Block 99	$8,025	6.39%	(1)(6)	Jan-06	$8,025
900 Monroe	3,900	6.64%	(1)	Oct-06	3,900
Lofts on Post Oak	29,417	6.14%	(1)	Jun-07	29,417
Lofts on Post Oak	29,417	7.84%	(1)	Jun-07	29,417
Orchid Grove	13,148	6.54%	(1)	Apr-08	13,148
Orion Towers	9,503	6.89%	(1)	Jul-06	9,503
Orion Towers	7,000	8.00%	(2)	Mar-06	7,000

	100,410	6.93%	(4)		100,410

TOTAL LOANS ON HOMEBUILDING DEVELOPMENTS	$860,562	6.78%	(4)		$856,131

(1)	Variable rate mortgage.

(2)	Fixed rate mortgage.

(3)	For loans with variable interest rates, the rate in effect as of December 31, 2005, is presented.

(4)	Represents weighted average interest rate as of December 31, 2005, computed based upon the December 31, 2005, balances.

(5)	We are currently in discussions to obtain a condominium conversion loan to replace this note.

(6)	This loan was refinanced in January 2006.

TARRAGON CORPORATION
MORTGAGE LOANS SECURED BY INVESTMENT PROPERTIES
DECEMBER 31, 2005
(Dollars in thousands)

	Balance	Stated
	Dec. 31,	Interest		Maturity	Balance Due
Name of Property	2005	Rate (3)		Date	at Maturity

Consolidated Apartment Communities Held for Investment
Aventerra Apartment Homes	$7,871	6.39%	(1)	Dec-06	$7,556
Desert Winds/Silver Creek	6,717	5.03%	(2)	Jun-13	5,319
Desert Winds/Silver Creek – supplemental mortgage	979	5.58%	(2)	Oct-14	766
French Villa	1,752	6.82%	(2)	Jan-09	1,648
French Villa – supplemental mortgage	1,177	7.23%	(2)	Mar-11	1,086
Harbour Green	9,821	6.12%	(1)	May-08	9,821
Harbour Green – supplemental mortgage	1,699	6.29%	(1)	May-08	1,456
Mustang Creek	5,610	8.06%	(2)	Jul-10	5,274
Park Dale Gardens	5,304	8.11%	(2)	Jul-10	4,989
Southern Elms	1,587	6.06%	(5)	Apr-07	1,530
Summit on the Lake	4,213	6.35%	(2)	Aug-27	—
Vistas at Lake Worth	8,927	6.61%	(2)	Oct-11	8,092

	55,657	6.55%	(4)		47,537

Consolidated Apartment Communities Held for Sale
Bayfront	3,847	5.99%	(2)	Nov-08	3,605
The Brooks	2,934	7.25%	(2)	Jun-09	2,770
Fountainhead	6,905	8.06%	(2)	Jul-10	6,491
Meadowbrook	3,354	6.56%	(2)	Jan-09	3,148
Meadowbrook – supplemental mortgage	603	7.26%	(2)	Apr-11	556
Woodcreek	6,403	6.79%	(2)	Sep-08	6,057
Woodcreek — supplemental mortgage	1,711	7.90%	(2)	Jan-11	1,578

	25,757	7.12%	(4)		24,205

Commercial properties and other (6)	30,005	5.29%	(4)		15,074

Unconsolidated Apartment Communities Held for Investment
Mortgages payable to General Electric Capital Corporation (8)	305,000	5.78%	(2)	Nov-12	293,476
Mortgages payable to General Electric Capital Corporation (8)	66,000	6.73%	(2)	Nov-12	63,830
Mortgages payable to General Electric Capital Corporation (8)	20,000	8.89%	(1)	Nov-12	17,933
Gull Harbor	2,848	5.52%	(2)	Jul-09	2,699
Villa Tuscany	24,125	5.49%	(2)	Apr-14	20,875

	417,973	6.06%	(4)		398,813

Commercial (7)	3,850	7.12%	(4)		3,682

TOTAL MORTGAGE LOANS ON INVESTMENT PROPERTIES	$533,242	6.13%	(4)		$489,311

(1)	Variable rate mortgage.

(2)	Fixed rate mortgage.

(3)	For loans with variable interest rates, the rate in effect as of December 31, 2005, is presented.

(4)	Represents weighted average interest rate as of December 31, 2005, computed based upon the December 31, 2005, balances.

(5)	Variable rate mortgage subject to cap.

(6)	Includes mortgages secured by five commercial properties.

(7)	Includes a mortgage secured by one commercial property.

(8)	Non-recourse structured financing secured by first and second lien mortgages on 23 properties owned by Ansonia Apartments, L.P.

TARRAGON CORPORATION
SUMMARY OF LOANS
DECEMBER 31, 2005
(Dollars in thousands)

	Balance	Stated Interest	Balance Due at
Name of Property	Dec. 31, 2005	Rate (1) (2)	Maturity

Summary by interest rate type:
Homebuilding Division:
Consolidated
Total variable rate mortgages	$702,566	6.73%	$702,566
Total fixed rate mortgages	57,586	7.14%	53,155

	760,152	6.76%	755,721

Unconsolidated
Total variable rate mortgages	93,410	6.85%	93,410
Total fixed rate mortgages	7,000	8.00%	7,000

	100,410	6.93%	100,410

Investment Division:
Consolidated
Total variable rate mortgages	26,305	6.25%	25,822
Total variable rate mortgages subject to cap	4,397	6.59%	4,310
Total fixed rate mortgages	80,717	6.36%	56,684

	111,419	6.34%	86,816

Unconsolidated
Total variable rate mortgages	20,000	8.89%	17,933
Total fixed rate mortgages	401,823	5.93%	384,562

	421,823	6.07%	402,495

Total all mortgages	$1,393,804	6.53%	$1,345,442

(1)	For loans with variable interest rates, the rate in effect as of December 31, 2005, is presented.

(2)	Represents weighted average interest rate as of December 31, 2005, computed based upon the December 31, 2005, balances.

ITEM 3. LEGAL PROCEEDINGS
In April 2003, in connection with the renovations at Pine Crest Village at Victoria Park, our contractor inadvertantly disturbed asbestos-containing materials. These actions have been under investigation by the Environmental Protection Agency, the United States Attorney for the Southern District of Florida, and a federal grand jury for possible violations of federal criminal laws. We are currently engaged in discussions with the United States Attorney concerning a possible resolution of this matter that would involve the imposition of fines and a felony criminal plea. We have accrued a $1 million loss contingency for the estimated fines. In addition, one current and one former employee of Tarragon with oversight responsibility for the Pine Crest condominium conversion have received written notices from the United States Attorney advising them that they are a target of the grand jury’s criminal investigation. We have incurred legal and other professional fees and costs of relocation of residents in connection with this matter of $468,000 to date. Remediation has been completed at a cost of approximately $795,000.
We are also a party to various claims and routine litigation arising in the ordinary course of business. We do not believe that the results of these claims and litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position, or results of operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES
Our common stock is listed on the NASDAQ National Market System under the symbol “TARR.” The following table sets forth the high and low bid quotations of our common stock reported by the NASDAQ system for the periods indicated. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions. The quotations have been restated to give effect to a three-for-two stock split effective February 10, 2005, and a five-for-four stock split effective January 15, 2004.

	2005		2004
	High	Low	High	Low
First quarter	$24.95	$11.90	$10.19	$8.67
Second quarter	25.34	17.35	10.00	8.53
Third quarter	27.74	17.40	10.08	8.27
Fourth quarter	22.00	17.46	12.20	8.60
According to the transfer agent’s records, at March 7, 2006, our common stock was held by approximately 5,549 holders, including beneficial holders.
On March 15, 2006, we announced a cash dividend of $.10 per common share payable to stockholders of record on April 10, 2006. Our board of directors presently intends to consider the payment of a cash dividend on an annual basis. Any future determination to pay cash dividends on our common stock will be at the discretion of our board of directors and will be dependent on our earnings, financial condition, operation results and other factors that our board of directors deem relevant.
Securities Authorized for Issuance Under Equity Compensation Plans
We have three stock-based equity compensation plans that have been approved by our stockholders. See NOTE 8. “STOCK BASED AWARDS” in the Notes to our Consolidated Financial Statements in ITEM 8. “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.” for descriptions of the plans, the number of shares of common stock to be issued upon the exercise of outstanding stock options and stock appreciation rights, the weighted-average exercise price of outstanding stock options and stock appreciation rights, and the number of shares of common stock remaining for future issuance under the plans. We have no equity compensation plans adopted without the approval of our stockholders.
Sale of Unregistered Securities
On July 1, 2005, 163,399 shares of our common stock were issued upon conversion of $2 million of our 8% senior convertible notes. On August 23, 2005, 4,432,181 shares of common stock were issued upon conversion of $54.25 million of our 8% senior convertible notes. These shares were issued pursuant to an exemption provided under Section 4(2) of the Securities Act.

Purchases of Equity Securities
On March 6, 2006, our board of directors authorized the repurchase of up to an additional 1,000,000 shares of our common stock pursuant to our existing share repurchase program. With this additional authority, our board has approved the repurchase of an aggregate of up to 2,500,000 shares under the program implemented in September 2001. The share repurchase program has no expiration date. Through December 31, 2005, we had repurchased 1,393,025 shares of our common stock pursuant to this repurchase program. The following table presents shares repurchased during the three months ended December 31, 2005.

			Total Number of	Maximum Number
			Shares Repurchased	of Shares that May
	Total Number of	Weighted	as Part of Publicly	Yet Be
	Shares	Average Price	Announced	Repurchased
Period	Repurchased	Paid per Share	Program	Under the Program
October 1 through October 31, 2005	90,000	$17.86	90,000
November 1 through November 30, 2005	45,600	20.11	45,600
December 1 through December 31, 2005	147,199	20.70	147,199

Total	282,799	$19.70	282,799	1,106,975

ITEM 6. SELECTED FINANCIAL DATA
Please read the following information along with the Consolidated Financial Statements and Notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. Dollar amounts are in thousands, except per share amounts.

	For the Years Ended December 31,
	2005	2004	2003	2002	2001
OPERATING DATA
Homebuilding sales revenue	$504,722	$220,465	$56,279	$26,179	$25,950
Rental and other revenue	67,212	62,399	48,907	47,572	46,465
Total revenue	571,934	282,864	105,186	73,751	72,415

Equity in income of partnerships and joint ventures	97,295	21,530	22,476	16,642	7,719

Net gain on sale of real estate
Presented in income from continuing operations	3,808	378	1,223	1,258	4,994
Presented in discontinued operations, net of income taxes	41,709	10,950	23,118	6,540	—

Income from continuing operations	$102,309	$33,348	$8,487	$712	$5,048
Net income	$145,791	$44,708	$31,194	$5,459	$1,229

Earnings per common share — basic (2)
Income from continuing operations allocable to common stockholders	$3.93	$1.44	$.35	$.01	$.19
Net income allocable to common stockholders	$5.61	$1.94	$1.38	$.21	$.02

Earnings per common share – assuming dilution (2)
Income from continuing operations allocable to common stockholders	$3.36	$1.23	$.31	$.01	$.18
Net income allocable to common stockholders	$4.71	$1.65	$1.20	$.21	$.02

	As of December 31,
	2005	2004	2003	2002	2001
BALANCE SHEET DATA
Homebuilding inventory	$1,055,068	$287,353	$97,234	$31,632	$31,412
Real estate held for investment	122,165	489,215	395,095	427,989	373,501
Real estate held for sale (1)	60,713	21,358	—	7,538	29,232
Investments in and advances to partnerships and joint ventures	79,173	48,074	81,764	29,102	31,297
Cash and cash equivalents	38,627	22,066	21,626	18,023	8,989
Total assets	1,495,544	1,048,291	623,817	540,224	503,770
Notes and interest payable	906,327	770,247	471,262	428,926	399,956
Notes and interest payable presented in liabilities related to assets held for sale	52,641	20,529	—	—	—
Stockholders’ equity	350,498	151,683	103,328	73,733	73,118
Book value per common share (2)	$11.95	$6.21	$4.34	$3.02	$2.88

(1)	Real estate held for sale in 2004 was one apartment community. Real estate held for sale in 2005 was five apartment communities and nine commercial properties that are reported in Assets Held for Sale in the accompanying December 31, 2005, Consolidated Balance Sheet.

(2)	Per share data have been restated to give effect to a 10% stock dividend declared in December 2001, three-for-two stock splits in February 2003 and February 2005, and a five-for-four stock split in January 2004.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Please read this discussion along with the Consolidated Financial Statements and Notes found at ITEM 8. “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.” Dollar amounts in tables are in thousands.
Business Overview
General
We are a homebuilder and real estate developer with over 30 years of experience in the real estate industry. For the past several years, we operated two distinct businesses, a homebuilding and real estate development business and a real estate investment business. We are in the process of winding down our real estate investment business.
Homebuilding Division. Our large projects in urban areas require long lead times. As a result, there is a significant time period between the commencement of a project and receipt of revenue. Revenue from homebuilding sales increased dramatically in 2005 as we completed buildings in some of these projects and, more importantly, rapidly expanded our condominium conversion activities. Revenue and gross profit from our for-sale communities for the past three years are presented below under the caption “Homebuilding Division.”
Investment Division. Over the past several years, funds generated by the operation, sale, or refinancing of properties in the investment portfolio financed the growth of our homebuilding and development activities. We measure the performance of the Investment Division primarily by net operating income, which is defined as rental revenue less property operating expenses of both consolidated and unconsolidated stabilized rental apartment communities and commercial properties. Net operating income of our investment portfolio, most of which has been sold or otherwise disposed of, is presented below under the caption “Investment Division.”
Revenue. Our revenue is principally derived from:
•	Homebuilding sales, which represent sales of condominium homes, townhomes, and developed land reported on either the completed contract or percentage-of-completion method of revenue recognition, as appropriate; and

•	Rental revenue from apartment and commercial leases.
Expenses. Our expenses principally consist of:
•	Costs of homebuilding sales, which include land, construction costs, construction supervision, marketing, commissions and other selling costs, capitalized interest (including $14.8 million in 2005, $7.7 million in 2004 and $1.4 million in 2003), developer fees, and architectural and engineering fees;

•	Property operating expenses, which are costs associated with operating, leasing, and maintaining rental apartment communities and office and retail properties, including payroll and benefit expenses of site-level employees;

•	Depreciation of rental apartment communities and office and retail properties; and

•	General and administrative expenses, a significant portion of which consists of compensation and benefits and other personnel-related costs.
Other income and expenses. Other income and expenses include:
•	Interest expense related to mortgages and other debt;

•	Equity in income or losses of partnerships and joint ventures, which represents our share of the net income or net loss of unconsolidated partnerships and joint ventures and may include income from distributions received from those entities in excess of our share of their income when we have recovered our investment in them (the source of these distributions is generally proceeds from financings of properties);

•	Gain on sales of real estate, which generally consists of gain from sales of properties in our Investment Division and are typically reported in discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144; and

•	Minority interests in income from consolidated partnerships and joint ventures, which consists of our partners’ share of gross profit from homebuilding sales or net income or net loss resulting from rental operations and the return on a preferred interest in Tarragon Development Company, LLC.
Outlook
Our Homebuilding Division has experienced rapid growth since its inception. We believe our focus on urban and high density homebuilding will continue to present growth opportunities for us for a number of reasons including:
•	our pipeline of future projects which we have built up over the last seven years include a number of large projects in New Jersey, Ft. Lauderdale, Orlando and Nashville, which are expected to produce substantial revenues over the next five or more years.

•	scarcity of suburban land for development and increased restrictions and controls on growth in many areas, channeling a larger share of new construction into urban and other areas where high density housing predominates;

•	demographic trends of increased immigration, smaller households, and later marriages tend to favor demand in urban as opposed to other areas;

•	smart growth initiatives driven by high fuel costs, environmental considerations, a desire to reduce suburban sprawl and increasing traffic congestion favor high density residential developments; and

•	the recent investment performance of residential real estate and the availability and low cost of mortgage financing resulting in greater demand for home ownership rather than renting.
Sales at five recently opened condominium conversion projects on Florida’s west coast, which we believe has been a primarily investor-driven market, have been much slower than anticipated. We have also seen more modest slowdowns in sales activity in other Florida markets, where we believe the level of sales activity is now more in line with historical norms. Nevertheless, we presently anticipate total homebuilding sales revenue, including revenue from unconsolidated properties, will be higher in 2006 than in 2005. We expect gross profit margins for condominium conversion projects to be lower in 2006 than in 2005 in part due to the slowdown in sales activity. We anticipate our overall aggregate gross profit margin on homebuilding sales in 2006 will be comparable to the aggregate gross profit margin reported in 2005,as condominium conversions are expected to represent a smaller portion of homebuilding revenue and gross profit in 2006.
During 2005, we spent $777 million purchasing 16 rental communities with 4,924 apartments (including one with 351 apartments in an unconsolidated partnership) for conversion to condominiums. We also purchased a 204-unit high-rise condominium development under construction for $22 million. In addition, we invested $134 million in buying 19 parcels of land (including eight in unconsolidated joint ventures) for development of low and mid-rise for-sale communities and an assemblage of approximately 288 acres in Montville, Connecticut for land development for a mixed use project to include hotels, a golf course, marina, retail and meeting facilities as well as condominiums and townhomes.
Pursuant to a strategic plan to redeploy capital from the Investment Division to Homebuilding announced in March 2005, we divested over 60% of our Investment Division assets in 2005 and expect to divest substantially all of the remaining Investment Division assets in 2006. As a result, revenues, expenses, and cash flows from rental operations declined in 2005 and are expected to decline further in 2006. Cash proceeds from this capital redeployment plan have been and will be used to expand our homebuilding operation, reduce debt, and repurchase common stock. We categorize our Investment Division properties into three groups: non-core properties, core properties, and properties to be held.
Commercial properties and apartment communities located outside of our core markets or that are otherwise inefficient for us to manage were identified as non-core properties. We sold 16 non-core properties with 2,583 apartments and 360,000 square feet of commercial space in 2005. In connection with these sales, we reduced consolidated debt by $77.2 million, generated net cash proceeds of $64.6 million and recognized gains totaling $67.3 million. See discussion below under “Sales of Consolidated Properties.” We have classified as held for sale five apartment communities with 948 units and nine commercial properties with 782,000 square feet. These properties are classified as assets held for sale as of December 31, 2005, and their operating results are presented in discontinued operations in the Consolidated Statements of Income for the years ended December 31, 2005, 2004, and 2003. We currently have three apartment communities with 460 units under contract of sale for an aggregate $28.2 million and sold one 184-unit apartment community for $16.4 million in January 2006. We also have three commercial properties with 282,000 square feet under contract for an aggregate sale price of $14.6 million and sold one commercial property with 63,000 square feet for $4.7 million in February 2006. Non-core properties also include eight apartment communities with 1,585 units we plan to sell or contribute to an unconsolidated joint venture in which we will retain an interest. Although we have not yet implemented a plan of disposal, as defined in SFAS No. 144, and, therefore, have not classified these properties as assets held for sale, we presently intend to dispose of these properties.
Core properties include 25 apartment communities with 6,179 units located in our core markets that we believe have rental growth opportunities and are efficient to manage. In November 2005, we contributed our interests in eleven consolidated properties and three unconsolidated properties to Ansonia Apartments, L.P., an unconsolidated partnership, in exchange for an increased ownership interest in Ansonia. Simultaneously, Ansonia closed a $391 million non-recourse structured financing secured by first and second lien mortgages on 23 of its properties and pledges of equity interests in the property-owning entities. After transaction costs and repayment of existing debt, this financing generated $70 million of net cash proceeds. We received a distribution of $64 million, representing our share of the net proceeds, from Ansonia. This transaction reduced consolidated debt by $172 million and generated income from distributions in excess of our investment in Ansonia of $63 million. We intend to continue to manage and hold an interest in our core properties.
Properties to be held have been identified as those with development or value-added condominium conversion potential or, in the case of Orlando Central Park, because we use one of the buildings for our Orlando regional office. During 2005, nine apartment communities with 2,583 units targeted for condominium conversion were transferred to the Homebuilding Division.
Five of our rental apartment communities located in Florida suffered damage from Hurricane Wilma in October 2005. These five properties are in the Homebuilding Division and undergoing conversion to condominiums. Damage to the properties, primarily consisted of water intrusion or roof damage and damage to landscaping. Total costs to repair or replace this damage is estimated to be approximately $440,000, of which approximately $131,000 has been paid to date. Property maintenance staff, working in conjunction with contractors, have now largely restored the properties to their pre-storm condition.

Factors Affecting Comparability of Results of Operations
Consolidation of One Las Olas, Ltd. One factor that may affect the comparability of our results is the consolidation of One Las Olas, Ltd., in January 2004 pursuant to the Financial Accounting Standards Board’s (“FASB”) Interpretation 46-R, “Consolidation of Variable Interest Entities,” or “FIN 46R.” Consolidated homebuilding sales revenue for the years ended December 31, 2005 and 2004, included $56.8 million and $51.9 million, respectively, of revenue from One Las Olas. In January 2005, we bought out our partners’ interests in this partnership for $14.8 million.
Segment Results. Segment results for our Homebuilding and Investment Divisions include revenue generated by both consolidated entities and unconsolidated entities. Therefore, the revenues reflected in the segment results are not fully comparable with our consolidated results. Reconciliations of segment revenue to consolidated revenue are presented in NOTE 14. “SEGMENT REPORTING” in the accompanying Notes to Consolidated Financial Statements.
Distributions in Excess of Investment in Unconsolidated Entities. Distributions in excess of investment in our unconsolidated entities are primarily related to distributions by those entities resulting from non-recourse refinancing proceeds where we have recovered our investment in those entities. If an unconsolidated entity becomes consolidated, we will no longer recognize the receipt of cash in excess of our share of income from that entity as income.
Accounting for Inter-Segment Property Transfers. Prior to January 1, 2004, when a property was transferred from our Investment Division to our Homebuilding Division (such as in connection with a condominium conversion), we recorded in our segment results an intercompany sale at the estimated fair value of that property at the time of the sale, which could differ from the property’s carrying value at the time. The calculation of the cost of sales related to a subsequent sale of that property (or condominium units) by our Homebuilding Division would then be based on that estimated fair value. The same was true for a transfer of a property from our Homebuilding Division to our Investment Division, with the depreciation expense associated with the transferred property being based on the fair value at the time of transfer rather than the carrying value. Gains on transfers of assets between segments do not represent gains recognizable in accordance with United States generally accepted accounting principles (“GAAP”) and, accordingly, are eliminated for purposes of consolidated reporting. Beginning with the first quarter of 2004, we began recording each inter-segment property transfer at the property’s carrying value. Nevertheless, since we still own a number of properties that were transferred prior to January 1, 2004, our segment results will continue to include depreciation expense and costs of homebuilding sales based on these intercompany transfers at the properties’ fair values for some future periods.
Percentage-of-Completion Revenue Recognition. Because the percentage-of-completion method of revenue recognition requires us to recognize revenue from sales of homes prior to the closing of such sales, the timing of revenue generated by projects using the percentage-of-completion method will not be comparable to the timing of revenue generated by projects using the closing method. See “Critical Accounting Policies and Estimates—Revenue Recognition.”
Rental Properties in “Lease-up.” Rental properties that have not yet been stabilized typically have lower rental revenues and net operating income (or operating losses) than rental properties that are stabilized. Trends in our results of operations from period to period may not be comparable when we have a number of properties in lease-up. However, once a property has been stabilized, the results for that property for a period in which it is stabilized will likely be markedly better than the results for that property during lease-up, which may also affect trends in our results of operations. Where possible, when we make comparisons between periods, we segregate the results of properties that were in lease-up in either or both of the two periods to better illustrate the trends in our results of operations.

Consolidated Results of Operations
2005 Compared to 2004
Total consolidated revenue in 2005 was $571.9 million, or twice the amount for the prior year. Substantially all the increase was attributable to greater homebuilding sales. We expect homebuilding sales revenue to continue to increase as more communities under development and in our pipeline, especially in the Northeast, begin to generate revenue. See the tables that summarize homebuilding sales and present our active projects, including backlog of homes sold, not closed, and our development pipeline below under the caption “Homebuilding Division.”
Rental revenue increased $4.9 million, or 8%, for the year ended December 31, 2005, compared to the same period in 2004. This increase is attributable to two apartment communities acquired in February 2005 and one apartment community acquired in May 2004. These three properties along with eight other consolidated properties were contributed to an unconsolidated partnership in November 2005 and will no longer be reported in our consolidated revenue. Rental revenue for these eleven properties in 2005 was $26.2 million.
Income from continuing operations increased more than three-fold to $102.3 million in 2005 compared to $33.3 million in 2004. Gross profit from homebuilding sales contributed $64.5 million of this increase. Equity in income of partnerships and joint ventures increased $75.8 million, of which $60 million was income from distributions in excess of investment in Ansonia in connection with its November 2005 financing of 23 properties and the remainder resulted from our share of gross profit from homebuilding sales of unconsolidated partnerships and joint ventures. These increases were partially offset by higher income tax expense: $62.8 million in 2005 compared to $7.4 million in 2004. Additionally, in 2005, we incurred costs of $7.2 million associated with the conversion of $54.25 million of senior convertible notes into 4,432,181 shares of our common stock and $9.4 million in connection with the early repayment of a participating loan.
During 2005, we recognized gains on sale of real estate of $71.1 million (net of income taxes of $25.6 million), including those presented in discontinued operations in accordance with SFAS No. 144. In 2004, we recognized $18.4 million in gains on sale of real estate, (net of income taxes of $7.1 million) including those presented in discontinued operations. See “Sales of Consolidated Properties” below.
Operating Results of Consolidated Rental Properties. At December 31, 2005, our consolidated rental properties presented in continuing operations included rental communities with 1,785 apartments (excluding 948 units in assets held for sale and presented in discontinued operations) and one commercial property with 102,000 square feet (excluding 782,000 square feet in assets held for sale and presented in discontinued operations). The following table summarizes aggregate property level revenue and expenses for our consolidated rental properties presented in continuing operations for the years ended December 31, 2005 and 2004. The revenue and expenses below exclude management fee and other revenue and interest expense on corporate debt.

	For the Years Ended December 31,
	2005	2004	Change
Rental revenue	$66,483	$61,573	$4,910
Property operating expenses	(33,904)	(32,301)	(1,603)
Interest expense	(12,686)	(16,706)	4,020
Depreciation expense	(11,033)	(14,307)	3,274

	$8,860	$(1,741)	$10,601

The following table illustrates the impact on the change between 2004 and 2005 resulting from properties targeted for conversion to condominium homes for sale on the revenues and expenses of our consolidated rental properties:

	Condominium	Other
	Conversions	Changes		Total

Rental revenue	$(45)	$4,955	(2)	$4,910
Property operating expenses	412	(2,015	)(2)	(1,603)
Interest expense	2,849	1,171	(1)	4,020
Depreciation expense	2,134	1,140	(2)	3,274

	$5,350	$5,251		$10,601

(1)	Increase is primarily due to increase in interest rates on variable rate debt.

(2)	Increase is primarily due to the acquisition of two properties in 2005 and one property in 2004.
Equity in Income of Unconsolidated Partnerships and Joint Ventures. The following table summarizes the components of equity in income of unconsolidated partnerships and joint ventures for 2005 and 2004:

	For the Years Ended December 31,
	2005	2004	Change
Homebuilding operations
Homebuilding sales revenue	$230,806	$95,031	$135,775
Costs of homebuilding sales	(160,859)	(65,681)	(95,178)

Gross profit from homebuilding sales	69,947	29,350	40,597

Rental property operations
Rental revenue	36,154	35,864	290
Property and other operating expenses	(17,752)	(17,212)	(540)
Interest expense (including $16,954 of prepayment penalties and the write-off of deferred borrowing costs in connection with Ansonia’s November 2005 refinancing of 23 properties)	(30,504)	(12,630)	(17,874)
Depreciation expense	(6,018)	(6,096)	78

Mortgage banking income	916	—	916
Discontinued operations	(613)	1,732	(2,345)
Elimination of management and other fees paid to Tarragon	1,672	1,456	216
Outside partners’ interests in income of joint ventures	(33,014)	(15,588)	(17,426)
Overhead costs associated with investments in joint ventures	(1,404)	—	(1,404)
Performance-based compensation related to homebuilding projects of unconsolidated partnerships and joint ventures	(2,757)	—	(2,757)
Distributions in excess of investment	64,866	5,816	59,050
Loss in excess of investment unrecognized	15,452	—	15,452
Impairment (loss) recovery	350	(1,162)	1,512

Equity in income of partnerships and joint ventures	$97,295	$21,530	$75,765

Gross profit from homebuilding sales was generated by The Grande and The Hamptons, two condominium conversion projects acquired in 2004 by unconsolidated joint ventures, and XII Hundred Grand and XIII Hundred Grand, two of our Hoboken, New Jersey, projects. See the table below in “Homebuilding Division” for revenue and gross profit reported by each of these projects.
Discontinued operations include the operations and gain or loss on sale of Prospect Park, the only property of the Sacramento Nine joint venture, which was sold in December 2004, and Arbor Glen, the sole property of Larchmont Associates, which was sold in January 2005. In the fourth quarter of 2004, we recorded a $1.2 million impairment charge to write down the carrying value of our investment in Larchmont, which included $1.3 million of advances made during 2004, to our share of the estimated net sale proceeds. In 2005, we recovered $350,000 of this impairment loss upon the closing of the sale.
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
Distributions in excess of investment are primarily related to the distribution of financing proceeds of Ansonia, in which we have recovered our investment, in connection with its November 2005 financing of 23 properties.
Loss in excess of investment unrecognized is related to Ansonia. In accordance with the Accounting Principles Board’s Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” we have discontinued recording our share of Ansonia’s losses (caused by prepayment penalties associated with its November 2005 refinancing of 23 properties) because our investment balance is zero and we have not guaranteed Ansonia’s obligations.
In addition, our equity in income of unconsolidated partnerships and joint ventures was affected during the periods presented above by:
•	the consolidation of one property in September 2004 and one property in November 2005; and

•	the deconsolidation of 11 apartment communities contributed to Ansonia in November 2005.
The following table presents the effect of these items on the unconsolidated entities’ property level revenue and expenses for 2005 and 2004:

	Properties	Properties
	Consolidated in	Deconsolidated	Other
	2004 and 2005 (1)	in 2005 (2)	Changes		Total

Rental revenue	$(2,739)	$2,445	$584		$290
Property and other operating expenses	(1,360)	1,466	(646)		(540)
Interest expense	(779)	3,762	(20,857	)(3)	(17,874)
Depreciation expense	(619)	545	152		78

	$(5,497)	$8,218	$(20,767)		$(18,046)

(1)	Merritt 8 and Vineyard at Eagle Harbor were consolidated in September 2004 and November 2005, respectively, due to buyout of our partners’ interests.

(2)	Eleven apartment communities were deconsolidated in November 2005 after being contributed to Ansonia.

(3)	The increase in interest expense resulted from prepayment penalties and the write off of deferred borrowing costs in connection with the refinancing of 23 properties.
Provision for Estimated Losses. We recorded a $1.6 million reserve in the third quarter of 2005 for the full amount of a note receivable in connection with the 2002 sale of English Village Apartments in Memphis,

Tennessee, when the borrower, a non-profit affordable housing developer, notified us he would no longer be making payments under the terms of the note.
General and Administrative Expenses. Corporate general and administrative expenses increased $4.6 million, or 28%, for 2005 compared to 2004 primarily due to investment banking advisory fees of $2.4 million in 2005 related to the Investment Division properties disposition strategy and fees of $643,000 related to the conversion of convertible notes to common stock in the third quarter of 2005. We wrote off $1.4 million in pursuit costs for projects that we abandoned.
Property general and administrative expenses increased by $713,000, or 16%, for 2005 compared to 2004, primarily due to property management personnel additions and compensation increases. Our property management team oversees the Investment Division properties and the initial lease-up of newly constructed rental apartment communities and provides property management services to rental apartment communities under conversion to condominiums.
Corporate Interest. Corporate interest increased $2.6 million in 2005 compared to 2004. In 2005, interest expense on our senior convertible notes, issued in 2004, increased $9.4 million. This interest included the premium paid and the write off of deferred financing expenses totaling $7.2 million upon the conversion of $54.25 million of the convertible notes to common stock in the third quarter of 2005. Interest expense on $65 million of unsecured subordinated notes issued in 2005 resulted in an increase of $2.6 million. These increases are partially offset by a decrease of $9.9 million resulting from interest capitalized on development projects.
2004 Compared to 2003
For the year ended December 31, 2004, total consolidated revenue was $282.9 million, compared to $105.2 million in 2003. This increase is mostly attributable to the increase in homebuilding sales. The consolidation of Las Olas River House in January 2004 resulted in a $51.9 million increase in consolidated homebuilding sales revenue in 2004. In 2003, Las Olas River House was unconsolidated and reported $97.6 million in homebuilding sales revenue.
Rental revenue increased $13.6 million, or 28.3%, for the year ended December 31, 2004, as compared to the same period of 2003. As presented below under “Operating Results of Consolidated Rental Properties,” four rental apartment communities consolidated in January 2004 as a result of our adoption of the provisions of FIN 46R contributed an increase of $12.2 million of this increase. Rental apartment communities in lease-up during one or both periods presented contributed a $1.9 million to the increase in rental revenue.
Income from continuing operations was $33.3 million for the year ended December 31, 2004, compared to $8.5 million for the year ended December 31, 2003. Gross profit from homebuilding sales increased $35.3 million. Equity in income of partnerships and joint ventures decreased $946,000 chiefly due to $16.3 million recognized in 2003 as our share of the gross profit on home sales of Las Olas River House which was consolidated in January 2004 as a result of our adoption of the provisions of FIN 46R. This decrease was partially offset by our share of gross profit totaling $12.8 million recognized in 2004 on home sales of XII Hundred Grand and XIII Hundred Grand.
During the year ended December 31, 2004, we recognized gains on sale of real estate totaling $18.4 million, including those presented in discontinued operations in accordance with SFAS No. 144. During 2003, gains on sale, including those presented in discontinued operations, were $24.3 million. During 2004, we also sold our interest in Ninth Street Development, which had development rights for land in Hoboken, New Jersey, for $2.2 million and recognized a gain of $1.7 million. See “Sales of Consolidated Properties.”

Operating Results of Consolidated Rental Properties. At December 31, 2004, our consolidated rental properties included rental communities with 6,796 apartments (excluding 3,399 units sold or in assets held for sale and presented in discontinued operations) and one commercial property with 152,000 square feet (excluding 1.1 million square feet sold or in assets held for sale and presented in discontinued operations). The following tables summarize aggregate property level revenues and expenses for our consolidated rental properties presented in continuing operations for the years ended December 31, 2004 and 2003. The revenue and expenses below exclude management fee and other revenue and interest expense on corporate debt.

	For the Years Ended December 31,
	2004	2003	Change
Rental revenue	$61,573	$47,985	$13,588
Property operating expenses	(32,301)	(26,168)	(6,133)
Interest expense	(16,706)	(16,570)	(136)
Depreciation expense	(14,307)	(12,065)	(2,242)

	$(1,741)	$(6,818)	$5,077

The results of operations of our consolidated rental properties were affected during the periods presented above by:
•	the consolidation of four apartment communities in January 2004 in connection with the adoption of the provisions of FIN 46R;

•	the acquisition of one apartment community in 2004;

•	the effect of three apartment communities undergoing conversion to condominiums for sale; and

•	the results of operations of properties in lease-up.
The following tables illustrate the effects of these items on the various components of the results of operations of our consolidated rental properties for the years ended December 31, 2004 and 2003:

	Properties
	Consolidated in		Condominium	Properties in	Other
	January 2004 (1)	Property Acquired	Conversions	Lease-up (2)	Changes	Total

Rental revenue	$12,185	$1,017	$(1,491)	$1,860	$17	$13,588
Property operating expenses	(5,600)	(674)	941	(585)	(215)	(6,133)
Interest expense	(3,702)	(377)	4,117 (3)	(371)	197	(136)
Depreciation expense	(2,971)	(210)	—	(235)	1,174 (4)	(2,242)

	$(88)	$(244)	$3,567	$669	$1,173	$5,077

(1)	Includes four apartment communities owned by joint ventures consolidated on January 1, 2004, in connection with the adoption of the provisions of FIN 46R.

(2)	Includes two recently completed properties in lease-up during one or both periods presented.

(3)	This decrease in interest expense is the result of prepayment penalties totaling $3.1 million and $241,000 of deferred financing expenses written off upon the repayment of two mortgages secured by Pine Crest Apartments in the first quarter of 2003. The mortgages were repaid in connection with the closing of a $25 million loan to finance the condominium conversion of this property.

(4)	This decrease in depreciation expense is primarily due to $1.1 million recorded in the second quarter of 2003 upon the reclassification of two properties to real estate held for investment for the period during which they were classified as held for sale.

Equity in Income of Unconsolidated Partnerships and Joint Ventures. The following table summarizes the components of equity in income of unconsolidated partnerships and joint ventures for the years ended December 31, 2004 and 2003:

	For the Years Ended December 31,
	2004	2003	Change
Homebuilding operations
Homebuilding sales revenue	$95,031	$97,583	$(2,552)
Costs of homebuilding sales	(65,681)	(77,381)	11,700

Gross profit from homebuilding sales	29,350	20,202	9,148

Rental property operations
Rental revenue	35,864	45,886	(10,022)
Property and other operating expenses	(17,212)	(23,737)	6,525
Interest expense	(12,630)	(17,170)	4,540
Depreciation expense	(6,096)	(8,835)	2,739

Discontinued operations	1,732	(1,477)	3,209
Elimination of management and other fees paid to Tarragon	1,456	4,325	(2,869)
Outside partners’ interests in income of joint ventures	(15,588)	(5,525)	(10,063)
Distributions in excess of investment	5,816	9,120	(3,304)
Impairment loss	(1,162)	(313)	(849)

Equity in income of partnerships and joint ventures	$21,530	$22,476	$(946)

Homebuilding operations in 2003 consisted of income from Las Olas River House. Due to the application of FIN 46R, Las Olas was consolidated in January 2004. Homebuilding operations for 2004 were reported by The Grande, a condominium conversion project acquired in September 2004 by Delaney Square, LLC, and XII Hundred Grand and XIII Hundred Grand, two of our Hoboken, New Jersey, projects.
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
In the fourth quarter of 2004, Larchmont Associates, L.P., agreed to sell Arbor Glen Apartments for less than its investment in Larchmont, which included $1.3 million of advances made during 2004. Accordingly, we recorded a $1.2 million impairment charge to write down the carrying value of our investment to our share of the estimated net sale proceeds in the fourth quarter of 2004. The sale closed in early 2005.
General and Administrative Expenses. Corporate general and administrative expenses increased $3.2 million for 2004 compared to 2003 primarily due to personnel additions and compensation increases relating to expanded homebuilding activities. Please see the discussion below under “Homebuilding Division.” Additionally, we had a $600,000 increase in accounting and consulting fees related to compliance with Rule 404 of the Sarbanes-Oxley Act.
We have also added personnel in our property management group to handle the increased responsibilities relative to condominium conversions, which has resulted in an increase in property general and administrative expenses of $667,000 for 2004 compared to 2003.
Corporate Interest. Corporate interest increased $1.5 million for 2004 compared to 2003 primarily due to interest expense on the senior convertible notes issued in September and November 2004.

Sales of Consolidated Properties
The following table summarizes sales of consolidated properties during the last three years. Except for the land sales in 2004 and 2005, the sale of three buildings at Orlando Central Park in 2005, and the sale of a portion of Northwest O’Hare Office Building in 2003, the gains on sale were presented in discontinued operations.

			Net Cash	Gain
Date of Sale	Property	Sale Price	Proceeds	on Sale
		(dollars in thousands)
2005:
Jan-05	Woodcreek Garden Apartments	$38,750	$16,009	$14,762
Feb-05	Fort Worth, Texas, Land	2,225	624	—
Mar-05	Sarasota, Florida, Land	40,000	20,703	2,229
Jun-05	Orlando Central Park — Two Bldgs.	1,641	698	342
Aug-05	Courtyard at the Park Apartments	11,100	5,665	5,989
Aug-05	Martin’s Landing Apartments	12,750	5,125	6,852
Aug-05	Paramus 17 North Shopping Center	15,000	6,814	7,806
Aug-05	Stewart Square	7,950	3,624	5,322
Sep-05	Charlotte, North Carolina, Land	76	74	50
Sep-05	Jackson Square Shopping Center	875	782	—
Sep-05	Morningside Apartments	4,693	1,893	1,932
Sep-05	Palm Court Apartments	11,150	4,619	7,460
Sep-05	Times Square	1,250	1,161	763
Oct-05	Somerset Park Apartments	8,250	7,697	—
Nov-05	Acadian Place Apartments	3,101	31	—
Dec-05	The Regents Apartments	15,500	6,094	8,658
Dec-05	Emerson Center – Office and Retail	10,125	2,624	5,812
Dec-05	Mission Trace Apartments	4,800	783	1,970
Dec-05	Orlando Central Park – One Bldg.	2,900	1,633	1,187

		192,136	86,653	71,134

2004:
Mar-04	Forest Ridge Land	850	510	378
Jun-04	Landmark Apartments	4,780	693	2,666
Oct-04	Cross Creek Apartments	3,745	959	2,587
Dec-04	Forest Oaks Apartments	4,005	980	502
Dec-04	Antelope Pines Apartments	28,150	10,647	10,925
Dec-04	Kirklevington Apartments	3,800	917	1,308

		45,330	14,706	18,366

2003:
Jan-03	Prado Bay Apartments	10,315	4,119	5,107
Jan-03	Newport Apartments	10,000	4,106	2,013
Jan-03	Northwest O’Hare Office Bldg.	3,000	2,748	1,223
Feb-03	Briarwest Shopping Center	3,100	1,426	1,098
Mar-03	Holly House Apartments	3,017	1,186	1,005
Jul-03	Diamond Loch Apartments	4,250	652	1,256
Sept-03	Marina Park Apartments	10,300	5,931	6,111
Dec-03	Bay West Apartments	12,650	4,076	6,528

		56,632	24,244	24,341

		$294,098	$125,603	$113,841

In December 2004, we recorded an impairment loss of $733,000 to write down the carrying value of the land in Fort Worth, Texas, to its then estimated fair value less costs of sale. No loss was incurred upon the sale in February 2005 in excess of the impairment loss. In the third and fourth quarters of 2005, we recorded impairment losses of $308,000 for Jackson Square Shopping Center, $557,000 for Somerset Park Apartments, $189,000 for Park 20 Office Park, and $384,000 for Acadian Place Apartments. These were recorded to write down their carrying values to estimated fair values less costs of sale. As presented above, all of these properties except Park 20 Office Park were sold in 2005.

Homebuilding Division
As stated previously, results for our segments do not distinguish between revenues of consolidated and unconsolidated properties. Therefore, revenue and gross profit or loss from homebuilding sales presented below includes both consolidated and unconsolidated homebuilding projects.

	For the Years Ended December 31,
	2005		2004		2003
	Units	Dollars	Units	Dollars	Units	Dollars
Revenue recognized on the closing method by community
Consolidated communities
5600 Collins	—	$—	—	$—	21	$6,277
Arlington Park	76	19,330	—	—	—	—
The Bordeaux	103	17,074	—	—	—	—
Central Park at Lee Vista	86	14,925	—	—	—	—
Cordoba Beach Park	69	22,953	—	—	—	—
Georgetown at Celebration	315	75,192	—	—	—	—
Montreux at Deerwood Lake	207	35,254	—	—	—	—
Pine Crest Village I	—	—	17	4,759	122	26,452
Pine Crest Village II	11	2,356	105	25,914	—	—
The Quarter at Ybor City	208	35,923	—	—	—	—
Southampton Pointe	94	18,165	—	—	—	—
Tuscany on the Intracoastal	61	17,245	219	55,269	6	1,213
Venetian Bay Village I	—	—	29	4,196	133	18,702
Venetian Bay Village II & III	206	32,307	72	10,536	—	—
Warwick Grove	19	10,695	—	—	—	—
Waterstreet at Celebration	36	9,271	195	35,677	—	—
Yacht Club on the Intracoastal	377	106,834	—	—	—	—
Land development	93	9,000	126	5,687	42	3,635

	1,961	426,524	763	142,038	324	56,279

Unconsolidated communities
The Grande	260	49,739	103	17,560	—	—
The Hamptons	641	130,440	—	—	—	—
Lofts on Post Oak	35	12,060	—	—	—	—

	936	192,239	103	17,560	—	—

Total revenue recognized on the closing method	2,897	618,763	866	159,598	324	56,279

Revenue recognized on the percentage-of-completion method by community
Consolidated communities
Alta Mar (1)	19	21,395	112	26,532	—	—
Las Olas River House (2)	46	56,803	19	51,895	—	—

	65	78,198	131	78,427	—	—

Unconsolidated communities
Las Olas River House (2)	—	—	—	—	186	97,583
XII Hundred Grand (3)	24	31,908	135	38,512	—	—
XIII Hundred Grand (3)	1	6,659	117	38,959	—	—

	25	38,567	252	77,471	186	97,583

Total revenue recognized on the percentage-of-completion method	90	116,765	383	155,898	186	97,583

Total homebuilding sales revenue	2,987	$735,528	1,249	$315,496	510	$153,862

	For the Years Ended December 31,
	2005	2004	2003
Gross profit (loss) on homebuilding sales revenue recognized on the closing method by community
Consolidated communities
5600 Collins	$—	$—	$(1,571)
Arlington Park	4,214	—	—
The Bordeaux	6,539	—	—
Central Park at Lee Vista	7,895	—	—
Cordoba Beach Park	2,961	—	—
Georgetown at Celebration	18,272	—	—
Montreux at Deerwood Lake	6,275	—	—
Pine Crest Village I	—	1,422	9,960
Pine Crest Village II	923	6,919	—
The Quarter at Ybor City	5,317	—	—
Southampton Pointe	3,433	—	—
Tuscany on the Intracoastal	4,511	11,756	218
Venetian Bay Village I	—	538	1,167
Venetian Bay Village II & III	3,296	1,622	—
Warwick Grove	1,508	—	—
Waterstreet at Celebration	2,613	6,422	—
Yacht Club on the Intracoastal	27,243	—	—
Land development	1,609	147	74

	96,609	28,826	9,848

Unconsolidated communities
The Grande	14,060	3,776	—
The Hamptons	40,567	—	—
Lofts on Post Oak	—	—	—

	54,627	3,776	—

Total gross profit on homebuilding sales revenue recognized on the closing method	151,236	32,602	9,848

Gross profit on homebuilding sales revenue recognized on the percentage-of-completion method by community
Consolidated communities
Alta Mar (1)	4,067	8,862	—
Las Olas River House (2)	9,047	7,498	—

	13,114	16,360	—

Unconsolidated communities
Las Olas River House (2)	—	—	20,202
XII Hundred Grand (3)	12,750	14,875	—
XIII Hundred Grand (3)	2,570	10,699	—

	15,320	25,574	20,202

Total gross profit on homebuilding sales revenue recognized on the percentage-of-completion method	28,434	41,934	20,202

Total gross profit on homebuilding sales	$179,670	$74,536	$30,050

(1)	At December 31, 2005, 100% of the homes were under firm contracts totaling $49.1 million, and construction was 98% complete.

(2)	At December 31, 2005, 87% of the homes had either closed or were under firm contracts totaling $210.5 million, and construction was 98% complete. Through December 31, 2005, we closed sales of 247 homes totaling $201.6 million. We have recorded deferred revenue from these closings of $4.1 million which will be recognized as completion of the project progresses. Through December 31, 2003, this was an unconsolidated project. In January 1, 2004, we began reporting Las Olas River House as a consolidated project in connection with the adoption of the provisions of FIN 46R. Gross profit reported in 2004 is before interest on advances from Tarragon, which is eliminated upon consolidation. In January 2005 we acquired the interests of Richard Zipes and his affiliates in this joint venture.

(3)	At XII Hundred Grand, all homes and one commercial unit have closed with contracts totaling $72.1 million, and construction was 98% complete at December 31, 2005. We have recorded deferred revenue from these closings of $1.7 million which will be recognized as completion of the project progresses. At XIII Hundred Grand, all homes and two commercial units have closed with contracts totaling $45.9 million, and construction was 99% complete at December 31, 2005. We have deferred revenue from these closings of $253,000 which will be recognized as completion of the project progresses.

The following table presents homebuilding sales revenue for both consolidated and unconsolidated communities by product type.

	High- and	Condominium	Townhome and
	Mid-rise	and Townhome	Traditional New	Land
For the Years Ended	Developments	Conversions	Developments	Development	Total
December 31, 2005	$116,765	$547,431	$62,332	$9,000	$735,528
December 31, 2004	$155,898	$139,179	$14,732	$5,687	$315,496
December 31, 2003	$97,583	$33,942	$18,702	$3,635	$153,862
Home sales were $735.5 million in 2005, up from $315.5 million in 2004 and $153.9 million in 2003. Home sales recognized under the percentage-of-completion method were $116.8 million in 2005, $155.9 million in 2004, and $97.6 million in 2003. Gross profit net of selling expenses on home sales was 24% in 2005 and 2004 and 20% in 2003. Net of minority interests in consolidated home sales and outside partners’ interests in home sales of unconsolidated projects, we reported income from home sales of $143.1 million in 2005, $57.1 million in 2004, and $25.8 million in 2003.
Gross profit on homebuilding sales is based on estimates of total project sales value and total project costs. When estimates of sales value or project costs are revised, gross profit is adjusted in the period of change so that cumulative project earnings reflect the revised profit estimate. During 2005, we revised our estimates of sellout value and/or development costs for the following projects, changing their estimated gross profit margins from those used in 2004: The Grande increased 5.0%; and Alta Mar decreased 6.4%.
The Homebuilding Division’s gross profit from home sales was reduced by $2.4 million in 2005, $6.7 million in 2004, and $5.6 million in 2003 for additional costs reported by the Homebuilding Division resulting from intercompany profit recognized previously upon transfers of properties between divisions prior to January 1, 2004.
The Homebuilding Division reported intercompany sales of $144.7 million in 2003. These sales represent the transfer of stabilized rental properties to the Investment Division at their then estimated fair values. On an aggregate basis, these estimated fair values exceeded the properties’ carrying values by 15% at the dates of transfer. Net of outside partners’ interests in intercompany sales of unconsolidated properties, the Homebuilding Division reported income from intercompany sales of $18.2 million in 2003. Gains on transfers of assets between segments do not represent gains recognizable in accordance with GAAP and, accordingly, are eliminated for purposes of consolidated reporting. Since January 2004, we record the transfer of properties between divisions at cost and no longer report intercompany profits in the segment results.
Rental properties in the Homebuilding Division reported aggregate net income from operations of $794,000 in 2005 and net losses from operations of $2 million in 2004 and $6.1 million in 2003. The net income in 2005 is primarily attributable to nine Investment Division properties transferred to the Homebuilding Division for conversion to condominiums. The losses in 2004 and 2003 are due to operating, interest, and depreciation expenses exceeding revenues during lease-up prior to stabilization of recently completed properties. Previously, we transferred rental properties from the Homebuilding Division to the Investment Division once they were stabilized. We presently intend to sell any non-core properties upon or prior to completion and stabilization.

General and administrative expenses of the Homebuilding Division increased 13.2% in 2005 to $16.2 million, from $14.3 million in 2004, which was up 24.7% from $11.5 million in 2003, reflecting the higher level of activity, and to a lesser extent, to personnel additions in connection with managing properties being converted to condominiums.
As presented in the following table, as of December 31, 2005, our backlog of sales was $427.3 million from our 46 for-sale communities under active development. Unless otherwise noted, Tarragon’s interest in profits is 100%, and the project is consolidated.

						Remaining Homes Under
			Backlog (1)			Active Development
			Number			Number
	Current	Number of	of			of
	Estimated	Remaining	Homes	Aggregate	Average	Homes	Estimated
	Gross Profit	Homes or	or Home	Contract	Price per	or Home	Remaining
	Margin	Home Sites	Sites	Prices	Unit	Sites	Sell-Out (2)
High- and mid-rise developments:
1100 Adams (15)	40%	76	—	$—	$—	76	$45,802
900 Monroe (5), (6)	29%	125	—	—	—	125	67,349
Alta Mar (7)	27%	131	131	49,139	375	—	4,832
Block 88 (4)	39%	220	—	—	—	220	129,902
Block 99 (6), (8)	39%	217	—	—	—	217	123,934
The Exchange	19%	87	—	—	—	87	45,512
Las Olas River House (3)	18%	40	6	12,353	2,059	34	72,609
One Hudson Park	39%	168	60	43,661	728	108	106,694
Trio	13%	196	—	—	—	196	124,622
XII Hundred Grand (6), (9), (10)	39%	—	—	—	—	—	600
XIII Hundred Grand (6), (10), (11)	29%	—	—	200	—	—	—

		1,260	197	105,353	535	1,063	721,856

Condominium and townhome conversions:
210 Watermark	16%	216	—	—	—	216	50,188
5600 Collins Avenue	—	6	3	2,880	960	3	3,950
Bermuda Island	16%	360	—	—	—	360	92,388
Bishops Court at Windsor Parke	50%	324	33	4,883	148	291	44,246
The Bordeaux	38%	96	88	15,484	176	8	1,561
Central Park at Lee Vista	53%	210	186	33,241	179	24	4,546
Cordoba Beach Park	13%	97	37	11,882	321	60	20,835
Georgetown at Celebration	24%	—	—	—	—	—	286
The Grande (6), (10)	26%	1	—	—	—	1	300
The Hamptons (6), (10)	31%	102	44	10,076	229	58	15,565
Knightsbridge at Stoneybrooke	44%	396	—	—	—	396	62,828
Lofts on Post Oak (6), (10)	—	316	31	8,783	283	285	80,690
Madison at Park West	15%	244	—	—	—	244	42,881
Mirabella	11%	400	57	9,435	166	343	66,837
Monterra at Bonita Springs	13%	244	3	842	281	241	72,939
Montreux at Deerwood Lake	18%	237	14	2,418	173	223	39,484
Oxford Place	49%	298	59	9,616	163	239	46,006
The Quarter at Ybor City	15%	247	52	9,813	189	195	42,448
Southampton Pointe	19%	146	12	2,247	187	134	25,032
The Tradition at Palm Aire	9%	248	—	—	—	248	52,805
Twelve Oaks at Fenwick Plantation (12)	39%	216	66	12,366	187	150	28,969
Via Lugano	13%	364	—	—	—	364	95,954
Vista Grande	16%	378	—	—	—	378	79,478
Waterstreet at Celebration	20%	1	—	—	—	1	300
Yacht Club on the Intracoastal	26%	3	3	934	311	—	230

		5,150	688	134,900	196	4,462	970,746

						Remaining Homes Under
			Backlog (1)			Active Development
			Number			Number
	Current	Number of	of			of
	Estimated	Remaining	Homes	Aggregate	Average	Homes	Estimated
	Gross Profit	Homes or	or Home	Contract	Price per	or Home	Remaining
	Margin	Home Sites	Sites	Prices	Unit	Sites	Sell-Out (2)
Townhome and traditional new developments:
Orchid Grove (6), (10)	23%	481	139	$56,908	$409	342	$124,987
Venetian Bay Village III (13)	12%	2	2	400	200	—	—
The Villas at Seven Dwarfs Lane	25%	256	103	19,927	193	153	30,702
Warwick Grove (10)	14%	196	23	12,948	563	173	87,584

		935	267	90,183	338	668	243,273

Land development:
Belle Park	28%	21	2	699	350	19	6,271
Lincoln Pointe (16)	46%	460	460	88,950	193	—	—
Other (14)	—	180	180	7,231	40	—	—

		661	642	96,880	151	19	6,271

		8,006	1,794	$427,316	$238	6,212	$1,942,146

(1)	Homes or home sites sold, but not yet closed, including homes for which revenue has been recognized under the percentage-of-completion method but which have not yet been delivered, as set forth in the following notes.

(2)	Values in estimated remaining sell-out for some of the active developments include other income of $23.7 million for sales other than the offering prices of homes such as marinas, parking, upgrades and commercial units. Other income is presented for the following active developments: 210 Watermark — $450,000; Alta Mar — $4.8 million; Bermuda Island — $1.4 million; Bishops Court at Windsor Parke — $990,000; The Bordeaux — $84,000; Central Park at Lee Vista — $180,000; Georgetown at Celebration — $286,000; Knightsbridge at Stoneybrooke - $636,000; Las Olas River House — $3.4 million; Madison at Park West — $1.3 million; Mirabella - $27,000; Montreux at Deerwood Lake — $677,000; Oxford Place — $1.6 million; Vista Grande - $1.2 million; The Quarter at Ybor City — $585,000; Southampton Pointe — $303,000; Twelve Oaks at Fenwick Plantation — $579,000; Via Lugano — $1 million; Yacht Club on the Intracoastal - $230,000; The Grande — $50,000; The Hamptons — $2.4 million; The Lofts on Post Oak — $760,000.

(3)	In January 2005, we acquired our partners’ interests in this project, as well as in The Metropolitan and 100 East Las Olas, for $14.8 million. We sold The Metropolitan land in March 2005. We have recognized revenue under the percentage-of-completion method of $206 million on sales of 251 homes as of December 31, 2005, for Las Olas River House. We began closing sales at this project in December 2004. Sales that have not yet been delivered are presented as backlog in this table. Of the backlog reported above, we have recognized revenue of $8.8 million on sales of four homes.

(4)	Tarragon’s interest in profits in this project is 70%.

(5)	Tarragon’s interest in profits in this project is 62.5%.

(6)	This project is unconsolidated.

(7)	We have recognized revenue under the percentage-of-completion method of $47.9 million on sales of 131 homes as of December 31, 2005. We expect to begin closing sales at Alta Mar in March 2006.

(8)	Tarragon’s interest in profits in this project is 55%.

(9)	We have recognized revenue under the percentage-of-completion method of $70.4 million on sales of 159 homes and one commercial space as of December 31, 2005. As of December 31, 2005, sales of all 159 homes and one commercial space have been delivered. Estimated remaining sell-out includes $600,000 for three commercial spaces available for sale.

(10)	Tarragon’s interest in profits in this project is 50%.

(11)	We have recognized revenue under the percentage-of-completion method of $45.6 million on sales of 118 homes and two commercial spaces as of December 31, 2005. As of December 31, 2005, sales of all 118 homes and two commercial spaces have been delivered. Aggregate contract prices include $200,000 for one commercial space.

(12)	We acquired our partner’s interest in this property in April 2005 for $1 million.

(13)	Tarragon’s interest in profits in this project is 56%.

(14)	Tarragon’s interest in profits in these projects is 40%.

(15)	Tarragon’s interest in profits in this project is 85%.

(16)	Tarragon’s interest in profits in this project is 58%.

The following table presents the changes in the aggregate contract values in our sales backlog by product-type and aggregate units from September 30, 2005, to December 31, 2005.

	High- and	Condominium	Townhome and
	Mid-rise	and Townhome	Traditional New	Land		Total
	Developments	Conversions	Developments	Development	Total	Units
Backlog as of September 30, 2005	$182,608	$176,814	$85,914	$94,224	$539,560	2,216
Net new orders	15,767	109,991	11,032	676	137,466	593
Closings	(93,360)	(149,007)	(6,936)	(1,772)	(251,075)	(949)
Adjustments to prices and units	338	(2,898)	173	3,752	1,365	(66)

Backlog as of December 31, 2005	$105,353	$134,900	$90,183	$96,880	$427,316	1,794

In addition to the active projects discussed above, we have 8,836 units in 30 communities in our development pipeline. Our development pipeline includes projects either owned or for which we have site control and which may be awaiting zoning and other governmental approvals and final determination of economic feasibility. We anticipate these projects will be completed and sold over the next four to six years.
The following tables present the changes in the number of units in our active projects and development pipeline between September 30, 2005, and December 31, 2005.

Active projects as of September 30, 2005	7,548
Transfers from development pipeline	1,473
Closings	(949)
Adjustment to projected number of units	(66)

Active projects as of December 31, 2005	8,006

Development pipeline as of September 30, 2005	8,618
Transfers to active developments	(1,473)
Additions to development pipeline	2,451
Adjustment to projected number of units	(60)
Project removed from pipeline for determination of feasibility	(700)

Development pipeline as of December 31, 2005	8,836

	Units in Active Projects and Development Pipeline
	High- and	Condominium	Townhome and
	Mid-rise	and Townhome	Traditional New	Land
	Developments	Conversions	Developments	Development	Total
Northeast	5,483	489	628	—	6,600
Southeast	747	6,833	2,001	661	10,242

	6,230	7,322	2,629	661	16,842

Tarragon has an aggregate weighted-average interest in these active projects and development pipeline of 81%.

Investment Division
As stated previously, results for our segments do not distinguish between revenues of consolidated and unconsolidated properties. Therefore, rental revenue and net operating income (rental revenue less property operating expenses) in the following discussion include both consolidated and unconsolidated rental communities. Rental revenue and net operating income in the following discussion also include operating results of properties sold or held for sale and reported in discontinued operations in our consolidated operating results. You should read the following discussion together with the Investment Division operating statements and summary of Investment Division net operating income in NOTE 14. “SEGMENT REPORTING” in the Notes to Consolidated Financial Statements. Net operating income is a supplemental non-GAAP financial measure. A reconciliation of Investment Division net operating income to Investment Division income before taxes is presented in the Investment Division operating statements in NOTE 14. “SEGMENT REPORTING” in the Notes to Consolidated Financial Statements.
The Investment Division reported net operating income of $54.2 million in 2005, $65.5 million in 2004, and $59 million in 2003. Net operating income as a percentage of rental revenue was 47.2% in 2005, 48.3% in 2004 and 47.5% in 2003. A decrease of $6.8 million in 2005 resulted from transferring Investment Division rental communities with 2,583 apartments to the Homebuilding Division for conversion to condominium homes for sale.
The following table presents net operating income for our 34 same store Investment Division apartment communities with 7,283 units (consolidated and unconsolidated, including properties for which operating results have been presented in discontinued operations) and the two consolidated apartment communities that were stabilized and transferred to the Investment Division during 2003. Prior to stabilization, the operating results of these two properties were included in the Homebuilding Division.

	For the Years Ended December 31,
	2005	2004	2003
Same store stabilized apartment communities:
Rental revenue	$65,675	$63,772	$63,034
Property operating expenses	(33,969)	(33,178)	(33,312)

Net operating income	$31,706	$30,594	$29,722

Net operating income as a percentage of rental revenue	48.3%	48.0%	47.2%
Average monthly rental revenue per unit	$751	$730	$721

Apartment communities stabilized during period:
Rental revenue	$4,580	$4,717	$1,520
Property operating expenses	(1,704)	(1,842)	(706)

Net operating income	$2,876	$2,875	$814

Net operating income for our 34 same store stabilized Investment Division apartment communities with 7,283 units increased $1.1 million, or 3.6%, in 2005 compared to 2004 and increased $872,000, or 2.9%, in 2004 compared to 2003. The increase in 2005 was mostly due to an increase in rental revenue: 3% in 2005 compared to 2004. Rental revenue increased 1.1% in 2004 compared to 2003. Net operating income as a percentage of rental revenue for these properties was 48.3% in 2005, 48% in 2004 and 47.2% in 2003.
Investment Division gains on sale of real estate, including properties owned through unconsolidated partnerships and joint ventures, were $64 million in 2005, $20.6 million in 2004, and $21.4 million in 2003. We sold nine consolidated apartment communities and one unconsolidated apartment community in 2005, five consolidated apartment communities in 2004, and six consolidated apartment communities in 2003. We also sold six consolidated commercial properties in 2005, one unconsolidated commercial property in 2004, and two consolidated commercial properties in 2003. These sales brought decreases in net operating income of $6.6 million in 2005 compared to 2004 and $375,000 in 2004 compared to 2003. The Investment Division’s gains on sale of real estate have been reduced by $4.9 million in 2005 and $5.8 million in 2003 for additional costs reported by the Investment Division resulting from intercompany profit recognized previously by the Homebuilding Division upon the transfer of stabilized rental properties to the Investment Division. The Investment Division reported gains on intercompany sales of $2.9 million in 2003. These intercompany sales related to the transfer of properties to the Homebuilding Division for renovation or conversion to condominiums. Since January 2004, we transfer properties between segments at cost.
Interest expense for the Investment Division increased by $18.1 million, or 45.6%, in 2005 compared to 2004. For the 34 same store stabilized apartment communities, interest expense almost doubled from $20.6 million to $39.6 million in 2005 compared to 2004. The increase in 2005 is chiefly due to prepayment penalties and the write-off of deferred financing costs in connection with Ansonia’s refinancing of 23 properties in November 2005.
Investment Division interest expense increased by 9.2% to $39.8 million in 2004 from $36.4 million in 2003. The 34 same store stabilized apartment communities reported a $628,000, or 3.2%, increase. A $2.4 million increase was the result of properties targeted for condominium conversion in 2005.
Investment Division depreciation expense was $18.9 million in 2005, $31.1 million in 2004, and $29.9 million in 2003. In 2005, a decrease of $11.8 million was related to ceasing depreciation upon the reclassification of properties to held for sale and on properties targeted for condominium conversion.
General and administrative expenses of the Investment Division increased to $9.9 million in 2005 from $6.4 million in 2004 and $5.4 million in 2003. General and administrative expenses were 8.6% of divisional revenues in 2005, 4.7% in 2004, and 4.4% in 2003. The increase in 2005 is principally due to investment banking advisory fees of $2 million in connection with the Investment Division properties disposition plan.
Liquidity and Capital Resources
Liquidity
Our principal sources of cash are home sales, rental operations of Investment Division properties, borrowings, and proceeds from the sale of Investment Division properties. As our Homebuilding Division continues to grow, home sales, along with project-related construction loans or general corporate borrowings, will become our primary source of cash. We believe these sources will continue to meet our cash requirements, including debt service, property maintenance and improvements, acquisitions of land for development, development costs for rental apartment and for-sale communities under construction or renovation, projected purchases of existing properties, dividends on preferred stock, and repurchases of common stock under the announced stock repurchase program. Although we expect these sources of cash to be sufficient to fund planned uses of cash, we can make no assurance that the expected home sales and Investment Division property sales and borrowings will be completed as planned.
Mortgages and Other Debt
Senior Convertible Notes. On July 1, 2005, we converted $2 million of our senior convertible notes into 163,399 shares of common stock after presentment for conversion by a noteholder. On August 23, 2005, we converted $54.25 million of these notes pursuant to an offer made to the holders. Each holder who accepted the offer received 81.6993 shares of Tarragon common stock and $80 in cash for each $1,000 principal amount of convertible notes tendered plus accrued and unpaid interest. In connection with the offer, we issued 4,432,181 shares of Tarragon common stock and paid approximately $6.2 million in premium and accrued interest. The outstanding principal balance of our convertible notes was $5.75 million at December 31, 2005.
Unsecured Subordinated Notes. On June 15, 2005, we issued $40 million of unsecured subordinated notes due June 30, 2035. The notes bear interest, payable quarterly, at a rate of 8.71% through June 30, 2010, and thereafter at a variable rate equal to LIBOR plus 4.4% per annum. The notes are prepayable after June 30, 2010, at par. On September 12, 2005, we issued an additional $25 million of unsecured subordinated notes due October 30, 2035. These notes bear interest, payable quarterly, at a rate of 8.79% through October 30, 2010, and thereafter at a variable rate equal to LIBOR plus 4.4% per annum. The notes are prepayable after October 30, 2010, at par. As of December 31, 2005, the outstanding principal balance of these two series of unsecured subordinated notes was $65 million.
Unsecured Credit Facilities. At December 31, 2005 we had a $20 million unsecured line of credit with affiliates of William S. Friedman, our chief executive officer and chairman of our Board of Directors, with no outstanding balance. Effective in January 2006, this line of credit was increased to $30 million and its term renewed and extended until January 2008. Advances under this line of credit bear interest at the lower of 100 basis points over the thirty-day LIBOR or the lowest rate offered in writing to us for an unsecured loan by an institutional lender. Payments of interest only are due on demand but no more frequently than monthly, with all outstanding principal and interest due at maturity.
We have a $10 million unsecured line of credit with Bank of America. Advances under the line of credit bear interest at 200 basis points over 30 day LIBOR. Payments of interest only are due monthly, with all outstanding principal and interest due at maturity of October 2006. As of December 31, 2005, $3 million was available to us under this line of credit.
Secured Credit Facilities. Until its January 2006 maturity, we had an $18.3 million revolving line of credit with Wachovia Bank. Payment terms were interest only monthly at a floating rate equal to the 30-day LIBOR plus 175 basis points, with the outstanding principal amount due at maturity. It was secured by four properties and shares of our common stock owned by Mr. Friedman and his affiliates. We have agreed to indemnify Mr. Friedman and his affiliates from any loss, cost, or liability associated with their pledge of stock to secure this line of credit. As of December 31, 2005, $12.4 million was available to us under this line of credit.
We currently have mortgage loans totaling $84.2 million (of which $25 million represents a revolving commitment), secured by a pool of three properties under a secured credit facility with General Electric Capital Corporation (“GECC”) that matures in May 2008. The mortgage loans under this facility are cross-collateralized and cross-defaulted. Under the GECC mortgage facility, we are required to maintain, at all times, a consolidated net worth of not less than $50 million, measured at the end of each quarter, and minimum aggregate unrestricted cash and marketable securities of not less than $10 million in order to be able to incur other debt. Two of these properties with an aggregate balance of $37.3 million bear interest at 173 basis points over 30-day LIBOR, payable monthly. One property has a loan with a balance of $46.9 million that currently bears interest at 190 basis points over the 30-day LIBOR and requires monthly payments of principal and interest computed on a 27 1/2 -year amortization schedule. We have an option to extend this credit facility for one year, which requires a ratio of net operating income to total debt of 10% or greater and a debt service coverage ratio of 1.25x or greater.
Non-recourse Mortgage Debt. In addition to the GECC mortgage facility, as of December 31, 2005, we had an aggregate of $131.3 million of outstanding non-recourse indebtedness secured by 15 Investment Division assets (of which five are classified as held for sale at December 31, 2005) and five Homebuilding Division properties targeted for conversion to condominiums. The agreements governing this mortgage debt generally do not contain restrictive covenants and are not guaranteed by us or any of our subsidiaries or joint ventures. Of these mortgage loans, $129.7 million bear interest at various fixed rates, and $1.6 million bear interest at various floating rates. As of December 31, 2005, the weighted average rate of these mortgage loans was 6.78%.
Recourse Mortgage Debt. The following table summarizes the material terms of our recourse mortgage debt:

	Balance at		Interest Rate at		Tarragon’s Interest
Project	December 31, 2005		December 31, 2005	Maturity Date	in Profits

Aventerra Apartments	$7,871		6.39%	Dec-2006	100%
Merritt 8 (1)	900	(2)	4.53%	Jul-2023	100%
Northwest O’Hare (1)	2,810		6.89%	Apr-2006	100%
Orlando Central Park	3,314		6.39%	Apr-2007	100%

	$14,895

(1)	Property is classified as held for sale at December 31, 2005.

(2)	Represents a guaranty of 5% of the loan amount. The remainder of the loan amount is included in Non-recourse Mortgage Debt above.
Construction Loans. In connection with our various homebuilding projects, we obtain loans to finance the cost of construction. Generally, one of our subsidiaries or a joint venture will incur the construction loan, and we will guarantee the repayment of the construction loan and/or grant a completion guarantee with respect to the project. In general, we repay outstanding amounts under construction loans on for-sale communities with proceeds from home sales. We refinance construction loans on rental communities with permanent or semi-permanent mortgage financing upon the completion and stabilization of the properties. The following table summarizes the material terms of our construction loans, all of which we have guaranteed:

						Tarragon's
	Commitment	Balance at	Interest Rate at			Interest in
Project	Amount	December 31, 2005	December 31, 2005		Maturity Date	Profits

1100 Adams	$24,395	$14,918	6.19%		Sep-2006	85%
1118 Adams	14,279	14,100	6.39%		Jun-2006	85%
1118 Adams	2,145	1,424	—	(1)	Sep-2026	85%
1118 Adams	2,250	—	1.00	% (1)	Sep-2051	85%
Alta Mar	20,500	19,063	6.39%		Nov-2006	100%
Belle Park	463	463	6.59%		Sep-2007	100%
Cason Estates	14,339	12,799	6.19%		May-2006	100%
Deerwood Ocala	22,125	4,489	6.14%		Aug-2007	50%
Newbury Village	21,398	16,668	6.14%		Dec-2006	100%
One Hudson Park	54,325	10,119	6.24%		Jun-2007	100%
Villas at Seven Dwarfs Lane	10,000	7,561	6.74%		Apr-2008	100%
Twelve Oaks at Fenwick Plantation	9,360	9,360	6.39%		Jun-2006	100%
Warwick Grove	20,000	4,461	6.59%		Sep-2008	50%

	$215,579	$115,425

(1)	1118 Adams is an affordable housing rental development in Hoboken, New Jersey. Both of these loans are with governmental agencies.

Condominium Conversion Loans. We generally obtain loans to finance the cost of acquiring and/or renovating rental properties to condominium homes. Generally, one of our subsidiaries or a joint venture will incur the loan, and we will guarantee the repayment of the loan. The following table summarizes the material terms of our condominium conversion loans. Except as noted, these loans are guaranteed by Tarragon:

						Tarragon’s
	Commitment	Balance at		Interest Rate at		Interest in
Project	Amount	December 31, 2005		December 31, 2005	Maturity Date	Profits

210 Watermark	$34,100	$34,100		6.99%	Nov-2007	100%
5600 Collins	1,000	877		7.25%	May-2006	100%
Bermuda Island	45,000	35,458	(10)	6.54%	Dec-2007	100%
Central Park at Lee Vista	5,769	5,769	(1)	6.12%	May-2008	100%
Cordoba Beach Park	16,103	16,103	(2)	7.09%	May-2007	100%
The Exchange	6,300	6,300		6.64%	Nov-2006	100%
Lincoln Pointe	40,000	40,000	(3)	7.34%	Apr 2006	58%
Madison at Park West	25,500	25,500	(4)	6.64%	Dec-2006	100%
Mirabella	37,195	37,195	(5)	6.12%	Jul-2007	100%
Mirabella	12,846	12,846	(6)	9.89%	Jul-2007	100%
Monterra at Bonita Springs	42,125	42,125	(10)	6.39%	Oct-2006	100%
Montreux at Deerwood	11,849	11,849		6.79%	Jan-2007	100%
Oxford Place	28,350	28,350		7.14%	Aug-2007	100%
The Quarter at Ybor City	22,984	22,984	(7)	7.09%	May-2007	100%
Southampton Pointe	10,586	10,586	(8)	6.99%	May-2007	100%
The Tradition at Palm Aire	32,000	32,000	(11)	7.34%	Aug-2007	100%
Via Lugano	60,000	60,000	(9)	6.64%	Nov-2006	100%
Vista Grande	42,000	42,000	(10)	7.14%	Aug-2007	100%

	$473,707	$464,042

(1)	This loan is cross-collateralized with the GECC secured credit facility loans.

(2)	Includes $11.1 million of non-recourse debt.

(3)	Includes $35 million of non-recourse debt.

(4)	Includes $23.4 million of non-recourse debt.

(5)	Includes $27.8 million of non-recourse debt.

(6)	Includes $9.6 million of non-recourse debt.

(7)	Includes $10.6 million of non-recourse debt.

(8)	Includes $2.6 million of non-recourse debt.

(9)	Includes $55.8 million of non-recourse debt.

(10)	This loan is non-recourse.

(11)	Includes $24 million of non-recourse debt.
Acquisition and Development Loans. In connection with our homebuilding projects, we obtain loans to finance the purchase of land and the development of the infrastructure with the intent to subdivide and sell lots to other homebuilders. Generally, one of our subsidiaries or a joint venture will incur the loan, and we will guarantee the repayment of the loan. The following table summarizes the material terms of our acquisition and development loans, all of which we have guaranteed:

						Tarragon’s
	Commitment	Balance at	Interest Rate at			Interest in
Project	Amount	December 31, 2005	December 31, 2005	Maturity Date		Profits

Alexandria Pointe	$1,971	$1,971	7.39%	Jun-2007		40%
Trio	13,500	13,500	6.54%	Apr-2006		100%
Southridge Pointe	609	609	7.39%	Jun-2006		40%
Villas at Seven Dwarfs Lane	2,003	2,003	6.89%	Oct-2007		100%
Warwick Grove	15,600	9,195	6.59%	Sep-2008		50%
Woods of Lake Helen	1,333	1,333	8.00%	Jan-2006	(1)	40%
Woods at Southridge	254	254	7.39%	Jan-2006	(1)	40%

	$35,270	$28,865

(1)	These loans were repaid in January 2006.

Land Loans. When we acquire land for future development or sale, we sometimes finance the acquisitions with land loans. Generally, one of our subsidiaries or a joint venture will incur the loan, and we will guarantee the repayment of the loan. The following table summarizes the material terms of our land loans. Except as noted, these loans are guaranteed by Tarragon.

					Tarragon’s
	Balance at		Interest Rate at		Interest in
Project	December 31, 2005		December 31, 2005	Maturity Date	Profits

100 East Las Olas	$4,125		8.25%	Mar-2006	100%
Lauderdale Lakes	11,250		6.49%	Jul-2007	100%
Mohegan Hill	1,250	(1)	8.00%	Nov-2007	60%
Mohegan Hill	5,000	(1)	6.00%	Sep-2006	60%
Uptown Village	7,611		6.49%	Sep-2007	100%

	$29,236

(1)	Tarragon has not guaranteed these loans.
Other Recourse Debt. We also have other recourse debt with an aggregate balance of $4.3 million at December 31, 2005.

Sources and Uses of Cash
The following table presents major sources and uses of cash for the past three years.

	For the Years Ended December 31,
	2005	2004	2003
Sources of cash:
Net cash flow from property operations	$2,685	$11,340	$15,087
Net proceeds from the sale of real estate
Homebuilding Division	22,368	510	—
Investment Division	65,167	14,196	24,244
Net proceeds (repayments) related to financings and other borrowings
Homebuilding Division	—	11,300	—
Investment Division	102,103	40,090	45,063
Senior convertible notes	—	58,077	—
Lines of credit	10,490	(2,809)	(3,370)
Subordinated unsecured notes	61,215	—	—
Other corporate debt	(15,389)	—	—
Net proceeds from home sales	160,917	48,013	8,320
Other:
Collections of notes and interest receivable	1,765	829	1,052
Proceeds from the disposition of other assets	—	2,075	—
Proceeds from the exercise of stock options	6,081	5,880	246
Earnest money deposits received	783	—	—

Total sources of cash	418,185	189,501	90,642

Uses of cash:
Purchase of homebuilding inventory or land for development	(194,099)	(47,797)	(16,611)
Development and renovation costs (net of borrowings)	(77,326)	(52,126)	(5,142)
Net (advances to) distributions from partnerships and joint ventures for homebuilding activities	11,381	(29,163)	(35,271)

Cash used in homebuilding activities	(260,044)	(129,086)	(57,024)

Purchase of Investment Division apartment communities	(40,853)	(15,526)	—
Property capital improvements	(6,711)	(8,412)	(11,161)
Other:
Common stock repurchases	(11,955)	(2,093)	(4,186)
General and administrative expenses paid	(29,692)	(20,242)	(13,904)
Income taxes paid	(21,987)	(470)	—
Premium paid on conversion of convertible notes	(4,340)	—	—
Dividends to stockholders	(929)	(904)	(791)
Distributions to minority partner of consolidated partnership	(3,526)	(1,010)	(1,245)
Buyout of minority partners	(21,850)	(11,081)	—
Other	263	(237)	1,272

Total uses of cash	(401,624)	(189,061)	(87,039)

Net sources of cash	$16,561	$440	$3,603

Advances to and distributions from partnerships and joint ventures for homebuilding activities in 2005 included:
•	$23.6 million from Thirteenth Street Development for home sales.

•	$12.8 million from Park Avenue Tarragon for home sales.

•	$11.2 million to Block 106 Development for purchase of land for development.

•	$10.2 million to Block 99/102 Development for purchase of land for development.

•	$8.9 million to Madison Warehouse Development for purchase of land for development.
Advances to partnerships and joint ventures for homebuilding activities in 2004 included:
•	$6 million to Park Avenue Tarragon for purchase of an existing 743-unit apartment community for conversion.

•	$3.9 million to Delaney Square for purchase of an existing 364-unit apartment community for conversion.

•	$2.7 million to Block 99/102 Development to purchase land for future commercial development.
Advances to partnerships and joint ventures for homebuilding activities in 2003 included:
•	$15.5 million to Metropolitan Sarasota to purchase land for development.

•	$8.3 million to One Las Olas for development costs of its 287-unit high-rise, luxury condominium development in Ft. Lauderdale, Florida.

•	$1.8 million to East Las Olas for development costs of its 90-unit mixed-use retail and condominium development in Ft. Lauderdale, Florida.

•	$7.8 million to Thirteenth Street Development for development costs related to its two mid-rise, luxury condominium developments with a total of 277 homes in Hoboken, New Jersey.
Cash Flows
2005 Compared to 2004. For the year ended December 31, 2005, our net cash used in operating activities was $491.2 million compared to $65.3 million for the year ended December 31, 2004. This increase in cash used is principally related to the purchase of homebuilding inventory.
For the year ended December 31, 2005, our net cash provided by investing activities was $53.5 million compared to cash used of $46.2 million for the same period of 2004. During 2005, we received $80 million in distributions representing our share of the proceeds from the refinancing of unconsolidated properties. We also acquired two rental apartment communities in 2005 for $39.7 million, the cash portion of which was $16 million. In 2005, we acquired our partners’ interests in two condominium development projects, one land parcel, and three rental apartment communities for $16.9 million. We also paid $10 million in 2004 and $5 million in 2005 to our partners in our Hoboken, New Jersey, projects pursuant to a November 2004 agreement to acquire a portion of their interests in these projects. In 2004, we acquired the interests of minority partners in one office building and two apartment communities for $11.1 million. In 2004, we sold five apartment communities and one land parcel for net proceeds of $14.7 million, while net proceeds from the sale of real estate in 2005 was $86.7 million from the sale of nine apartment communities, three parcels of land, five shopping centers, one office building, and three buildings of a five-building office park. Additionally, costs of developing rental apartment communities increased $34.9 million in 2005 as compared to the same period in 2004, primarily due to the increase in the number of properties being developed.
For the year ended December 31, 2005, our net cash provided by financing activities increased to $454.2 million, from $111.9 million for the year ended December 31, 2004. This increase was due primarily to increased borrowings in connection with our homebuilding activities. Additionally, we issued $65 million of unsecured subordinated notes and obtained a $10 million line of credit in 2005.
2004 Compared to 2003. For the year ended December 31, 2004, our net cash used in operating activities was $65.3 million compared to net cash provided by operating activities of $5.3 million for the year ended December 31, 2003. This increase in cash used is principally related to the purchase of homebuilding inventory. Additionally, we paid interest of $10 million in connection with the refinancing of the mezzanine loan for Las Olas River House during 2004.

For the year ended December 31, 2004, our net cash used in investing activities was $46.2 million compared to $23.6 million for the same period of 2003. During 2004, we acquired one rental apartment community for $15.5 million, the cash portion of which was $4.2 million. We paid $10 million to our partners in our Hoboken, New Jersey, projects pursuant to a November 2004 agreement to acquire a portion of their interests in these projects. We also purchased land for development for $4.5 million. Additionally, in 2004, we acquired the interests of minority partners in one office building and two apartment communities for $11.1 million. In 2003, we sold eight investment properties for net proceeds of $24.2 million, while net proceeds from the sale of real estate during 2004 was $14.7 million from the sale of five investment properties and one parcel of land. Advances to partnerships and joint ventures for development costs decreased $8.2 million in 2004 compared to 2003 partly due to the consolidation of our Las Olas River House project in January 2004 in connection with the adoption of FIN 46R.
For the year ended December 31, 2004, our net cash provided by financing activities increased to $111.9 million from $22 million for the year ended December 31, 2003. This increase was primarily due to the issuance of $62 million of senior convertible notes during 2004. Proceeds from the debt issuance were used to repay approximately $34.6 million of mortgage debt and $8 million of outstanding balances on lines of credit. In 2004, we also borrowed approximately $228 million in construction loans to fund our homebuilding division projects as compared to $45 million in 2003. In 2004, refinancing mortgages provided $26.1 million compared to $36.2 million in 2003. Additionally, the exercise of stock options during 2004 provided cash proceeds of $5.9 million, an increase of $5.7 million over 2003.
Contractual Commitments
The following table summarizes information regarding contractual commitments.

		2007	2009
	2006	and 2008	and 2010	Thereafter	Total
Scheduled principal payments on debt	$303,644	$449,025	$52,348	$95,998	$901,015
Operating leases	1,143	2,189	941	1,555	5,828
Firm contracts to purchase real estate for homebuilding activities	139,700	—	—	—	139,700

	444,487	451,214	53,289	97,553	1,046,543

Guaranteed debt of unconsolidated partnerships and joint ventures	17,925	71,982	—	—	89,907

	$462,412	$523,196	$53,289	$97,553	$1,136,450

Of the loans maturing in 2006, $29 million may be extended for six months, and $197.1 million may be extended for one year. Of the loans maturing in 2007, $131.1 million may be extended one year, $3.3 million may be extended two years, and $4.5 million may be extended three years. Of the loans maturing in 2008, $90 million may be extended one year. We intend to extend or repay these loans primarily through refinancings and home sales. We believe we can arrange such new financing as may be needed to repay maturing loans. Of the loans maturing in 2006, $199,700 has been repaid as of March 1, 2006 with proceeds from home sales.
Firm contracts to purchase real estate for homebuilding activities include a contract of $84 million to purchase an apartment community with 311 units for condominium conversion, of which $74.4 million is expected to be financed. Firm contracts also include contracts to purchase four tracts of land for development totaling $55.8 million.

Off-Balance Sheet Arrangements
We have guaranteed two construction loans and three land loans of five unconsolidated joint ventures. Our guarantee on these five loans is limited to $127.3 million on fully funded debt of $130.9 million. At December 31, 2005, we guaranteed $89.9 million of the $93.4 million outstanding. The three land loans mature in 2006. Of these three loans, one $8 million loan has a three-month extension option, and one $3.9 million loan has a six-month extension option. A $58.8 million construction loan matures in 2007 and has a six-month extension option. A $13.1 million construction loan matures in 2008 and has a six- month extension option.
Common Stock Repurchase Program
The board of directors has authorized a common stock repurchase program. Subject to our other cash requirements, we intend to continue to repurchase shares of our common stock when we believe that the repurchase of shares would be accretive to earnings per share. We repurchased 603,016 shares of our common stock in open market and negotiated transactions in 2005 at a cost of $11.9 million. We repurchased 152,094 shares at a cost of $2.1 million in 2004 and 275,443 shares at a cost of $4.2 million in 2003. As of December 31, 2005, Tarragon had authority to repurchase an additional 106,975 shares of its common stock under the existing stock repurchase program. On March 6, 2006, our board of directors authorized the repurchase of up to an additional 1,000,000 shares of our common stock.
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
Asset Impairment. GAAP requires a property held for sale to be measured at the lower of its carrying amount or fair value less costs to sell. In instances where a property’s estimated fair value less costs to sell is less than its carrying value at the time of evaluation, we recognize a loss and write down the property’s carrying value to its estimated fair value less costs to sell. Prior to sale, we would recognize a gain for any subsequent increases in estimated fair value less costs to sell, but not in excess of the cumulative loss previously recognized. Our review of properties held for sale generally includes selective site inspections, comparing the property’s current rents to market rents, reviewing the property’s expenses and maintenance requirements, discussions with the property manager, and a review of the surrounding area. We may make adjustments to estimated fair values based on future reviews.
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
We have investments in a number of partnerships or joint ventures in which we hold non-controlling interests or our outside partners have significant participating rights, as defined by the FASB’s Emerging Issues Task Force in its 96-16 and 04-5 Consensus and which we have determined are not variable interest entities, as defined by FIN 46R. We use the equity method to account for investments in partnerships and joint ventures over which we exercise significant influence but do not control and which are not variable interest entities of which we are the primary beneficiary. Under the equity method, our initial investments are increased by our proportionate share of the partnerships’ operating income and additional advances and decreased by our proportionate share of the partnerships’ operating losses and distributions received. Our interest in intercompany transactions is eliminated. We determine our proportionate share of the profits or losses of the partnerships and joint ventures consistent with the allocation of cash distributions in accordance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures.”
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
Revenue Recognition. We have generally recognized revenue from homebuilding sales at the time of closing under the completed contract method. The related profit is recognized when collectibility of the sale price is reasonably assured and the earnings process is substantially complete. When a sale does not meet the requirements for income recognition, profit is deferred until such requirements are met. For mid- rise and high-rise condominium developments, where construction typically takes eighteen months or more, the percentage-of-completion method is employed. Under this method, once construction is beyond a preliminary stage, a substantial percentage of homes are under firm contracts, buyers are committed to the extent of being unable to require refunds except for non-delivery of the home, the sale prices are deemed collectible, and remaining costs and revenues can be reasonably estimated, revenue is recorded as a portion of the value of non-cancelable sale contracts. The percentage of completion is calculated based upon the percentage of construction costs incurred in relation to total estimated construction costs. Any amounts due under sale contracts, to the extent recognized as revenue, are recorded as contracts receivable.
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

Recent Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payments.” SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123 established a fair-value-based method of accounting for share-based payment transactions with employees. However, it permitted companies the option of continuing to apply the guidance in APB No. 25, as along as the footnotes to the financial statements disclosed the proforma effects of implementing the fair-value-based method in a footnote. SFAS No. 123(R) requires that compensation cost relating to share-based payment transactions be recognized in financial statements. The cost is measured based on the fair value of the equity or liability instruments issued. Pursuant to the SEC’s Final Rule Release dated April 21, 2005, SFAS No. 123(R) is effective as of the first annual reporting period of the first fiscal year beginning on or after June 15, 2005, and applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The effect of initially applying SFAS No. 123(R), if any, is recognized as of the required effective date. The application of SFAS No. 123(R) on January 1, 2006, is not expected to have a material effect on our consolidated financial statements because we applied the fair value method of accounting for stock-based awards in the third quarter of 2002.
In June 2005, the Financial Accounting Standards Board’s Emerging Issues Task Force issued its 04-5 Consensus, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). EITF 04-5 provides guidance for determining whether a single general partner in a group of general partners controls a limited partnership. EITF 04-5 adopts the concept of participating rights of minority partners established in EITF 96-16 in determining whether limited partners have rights that prevent control of a limited partnership by a general partner. This guidance is effective as of June 29, 2005, for all new limited partnerships formed after that date and is effective for all existing limited partnerships for the first reporting period in fiscal years beginning after December 15, 2005. The application of EITF 04-5 to previously existing limited partnerships is not expected to have a material effect on our consolidated financial statements.
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
At December 31, 2005, we had approximately $740.2 million of consolidated variable rate debt. The primary base rate is 30-day LIBOR. Using this amount of debt, a 100 basis point (1%) increase in LIBOR or any other indexes on which the rates are based would reduce our annual pre-tax earnings and cash flows by approximately $7.4 million. A 100 basis point decrease in interest rates would increase our annual pre-tax earnings and cash flows by approximately $7.4 million.
At December 31, 2005, unconsolidated partnerships and joint ventures had approximately $113.4 million of variable rate debt. A 100 basis point increase in the index on which the rates are based would reduce our annual pre-tax earnings and cash flows by $674,000, based on our interests in profits and losses of those entities. A 100 basis point decrease in the index would increase our pre-tax earnings and cash flows by $674,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     All other schedules are omitted because they are not required or are not applicable or because the information required is included in the Consolidated Financial Statements or Notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and
Stockholders of Tarragon Corporation
We have audited the accompanying consolidated balance sheets of Tarragon Corporation and subsidiaries (collectively, the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tarragon Corporation and subsidiaries, as of December 31, 2005 and 2004, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation
46-R “Consolidation of Variable Interest Entities” in 2004.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Tarragon Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2006, expressed an unqualified opinion on management’s assessment of, and an unqualified opinion on the effective operation of, internal control over financial reporting.
/s/ GRANT THORNTON LLP
Dallas, Texas
March 15, 2006

TARRAGON CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(dollars in thousands)
Assets

Homebuilding inventory:
Land and land improvement costs	$259,287	$99,353
Construction in progress	795,781	188,000
Real estate held for investment (net of accumulated depreciation of $21,392 in 2005 and $128,375 in 2004)	122,165	489,215
Contracts receivable	49,745	99,744
Assets held for sale	63,521	21,870
Investments in and advances to partnerships and joint ventures	79,173	48,074
Cash and cash equivalents	38,627	22,066
Restricted cash	21,830	30,210
Other assets, net	65,415	49,759

	$1,495,544	$1,048,291

Liabilities and Stockholders’ Equity

Liabilities
Notes and interest payable:
Loans on homebuilding developments	$760,152	$217,674
Mortgages on real estate	58,969	478,135
Subordinated unsecured notes	65,000	—
Senior convertible notes	5,750	62,000
Other notes payable	11,144	8,400
Accrued interest	5,312	4,038
Liabilities related to assets held for sale	54,671	20,664
Deferred tax liability	71,793	12,720
Other liabilities	97,852	71,217

	1,130,643	874,848
Commitments and contingencies

Minority interest	14,403	21,760

Stockholders’ equity
Common stock, $.01 par value; authorized shares, 100,000,000; shares issued, 37,937,860 in 2005 and 21,179,479 in 2004	379	212
Special stock, $.01 par value; authorized shares, 17,500,000; no shares outstanding	—	—
Cumulative preferred stock, $.01 par value; authorized shares, 2,500,000; shares outstanding, 748,833 in 2005 and 753,333 in 2004; liquidation preference, $8,986 in 2005 and $9,040 in 2004, or $12 per share	7	8
Paid-in capital	402,531	336,846
Accumulated deficit	(13,661)	(158,553)
Treasury stock, at cost (9,370,496 shares in 2005 and 5,856,587 shares in 2004)	(38,758)	(26,830)

	350,498	151,683

	$1,495,544	$1,048,291

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2005	2004	2003
	(dollars in thousands, except per share data)
Revenue
Homebuilding sales	$504,722	$220,465	$56,279
Rental and other	67,212	62,399	48,907

	571,934	282,864	105,186

Expenses
Cost of homebuilding sales	394,999	175,279	46,431
Property operations	33,904	32,301	26,168
Depreciation	11,033	14,307	12,065
Provision for estimated losses	1,628	—	—
Impairment charges	—	733	—
General and administrative
Corporate	21,015	16,407	13,234
Property	5,072	4,359	3,692

	467,651	243,386	101,590

Other income and expenses
Equity in income of partnerships and joint ventures	97,295	21,530	22,476
Minority interests in income of consolidated partnerships and joint ventures	(2,564)	(3,818)	(2,590)
Interest income (including $242 in 2005, $332 in 2004, and $678 in 2003 from affiliates)	995	728	1,605
Interest expense (including $49 in 2005, $12 in 2004, and $2 in 2003 to affiliates)	(27,801)	(19,373)	(17,883)
Gain on sale of real estate	3,808	378	1,223
Gain (loss) on disposition of other assets	(300)	2,075	—
Loss on early extinguishment of debt	(9,354)	—	—
Litigation, settlements, and other claims	(1,214)	(250)	60

Income from continuing operations before income taxes	165,148	40,748	8,487
Income tax expense	(62,839)	(7,400)	—

Income from continuing operations	102,309	33,348	8,487
Discontinued operations, net of income taxes ($26.7 million in 2005, $7.6 million in 2004, and none in 2003)
Income (loss) from operations	1,773	410	(411)
Gain on sale of real estate	41,709	10,950	23,118

Net income	145,791	44,708	31,194
Dividends on cumulative preferred stock	(899)	(904)	(785)

Net income allocable to common stockholders	$144,892	$43,804	$30,409

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Continued)

	For the Years Ended December 31,
	2005	2004	2003
	(dollars in thousands, except per share data)
Earnings per common share — basic
Income from continuing operations allocable to common stockholders	$3.93	$1.44	$.35
Discontinued operations	1.68	.50	1.03

Net income allocable to common stockholders	$5.61	$1.94	$1.38

Earnings per common share – assuming dilution
Income from continuing operations allocable to common stockholders	$3.36	$1.23	$.31
Discontinued operations	1.35	.42	.89

Net income allocable to common stockholders	$4.71	$1.65	$1.20

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Treasury
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stock	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Amount	Equity
					(dollars in thousands)
Balance, January 1, 2003	560,518	$6	7,896,760	$116	$337,547	$(232,766)	$(31,170)	$73,733
Repurchase of common stock	—	—	(275,443)	—	—	—	(4,151)	(4,151)
Retirement of preferred stock	(3,000)	—	—	—	(35)	—	—	(35)
Retirement of treasury stock	—	—	—	(9)	(8,045)	—	8,054	—
Stock options exercised	—	—	38,644	—	246	—	—	246
Three-for-two common stock split	—	—	3,924,012	58	(58)	—	—	—
Dividends on cumulative preferred stock ($1.20 per share)	—	—	—	—	—	(785)	—	(785)
Compensation expense related to stock options granted	—	—	—	—	268	—	—	268
Purchase of homebuilding inventory	195,815	2	—	—	2,856	—	—	2,858
Net income	—	—		—	—	31,194	—	31,194

Balance, December 31, 2003	753,333	8	11,583,973	165	332,779	(202,357)	(27,267)	103,328
Repurchase of common stock	—	—	(152,094)	—	—	—	(2,093)	(2,093)
Retirement of treasury stock	—	—	—	(4)	(2,526)	—	2,530	—
Stock options exercised	—	—	996,083	10	5,870	—	—	5,880
Income tax benefits for nonqualified stock option exercises	—	—	—	—	331	—	—	331
Five-for-four common stock split	—	—	2,894,930	41	(41)	—	—	—
Dividends on cumulative preferred stock ($1.20 per share)	—	—	—	—	—	(904)	—	(904)
Compensation expense related to stock options granted	—	—	—	—	433	—	—	433
Net income	—	—	—	—	—	44,708	—	44,708

Balance, December 31, 2004	753,333	8	15,322,892	212	336,846	(158,553)	(26,830)	151,683
Repurchase of common stock	—	—	(603,016)	—	—	—	(11,928)	(11,928)
Retirement of preferred stock	(4,500)	(1)	—	—	(56)	—	—	(57)
Stock issued in connection with conversion of convertible debt	—	—	4,595,579	46	56,204	—	—	56,250
Acquisition of interests in partnerships and joint ventures	—	—	85,402	—	1,771	—	—	1,771
Dividends on cumulative preferred stock ($1.20 per share)	—	—	—	—	—	(899)	—	(899)
Stock options exercised	—	—	1,463,159	15	6,066	—	—	6,081
Three-for-two common stock split	—	—	7,703,348	106	(106)	—	—	—
Compensation expense related to stock options granted	—	—	—	—	1,020	—	—	1,020
Income tax benefits for non-qualified stock option exercises	—	—	—	—	786	—	—	786
Net income	—	—	—	—	—	145,791	—	145,791

Balance, December 31, 2005	748,833	$7	28,567,364	$379	$402,531	$(13,661)	$(38,758)	$350,498

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2005	2004	2003
	(dollars in thousands)
Cash Flows from Operating Activities
Net income	$145,791	$44,708	$31,194
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	59,073	14,575	—
(Gain) loss on disposition of other assets	300	(2,075)	—
Gain on sale of real estate	(71,134)	(18,366)	(24,341)
Litigation, settlements, and other claims	1,214	250	(60)
Minority interests in income of consolidated partnerships and joint ventures	2,564	3,818	2,590
Depreciation and amortization	28,499	25,915	23,678
Provision for estimated losses and impairment charges	3,066	1,133	—
Equity in income of partnerships and joint ventures	(97,295)	(21,530)	(22,476)
Noncash stock-based compensation	1,020	433	268
Deposits on purchases of homebuilding inventory	(12,002)	(5,179)	(1,918)
Changes in other operating assets and other liabilities, net of effects of non-cash investing and financing activities:
Homebuilding inventory	(557,739)	(117,405)	(306)
Contracts receivable	49,999	43,214	—
Interest receivable	23	83	(705)
Other assets	(7,341)	(23,553)	(560)
Other liabilities	1,136	9,015	(2,568)
Interest payable	(38,349)	(20,288)	466

Net cash provided by (used in) operating activities	(491,175)	(65,252)	5,262

Cash Flows from Investing Activities
Purchase of rental apartment communities	(39,667)	(15,526)	—
Purchase of land for development	(467)	(4,535)	(2,156)
Proceeds from the sale of real estate	86,653	14,706	24,244
Property capital improvements	(6,711)	(8,412)	(11,161)
Costs of developing rental apartment communities	(45,980)	(11,118)	(10,233)
Earnest money deposits paid	(1,186)	(1,196)	(87)
Note receivable collections	747	18	152
Net distributions from partnerships and joint ventures	88,864	16,735	12,120
Net advances to partnerships and joint ventures for development costs or for the purchase of land for development	(3,749)	(27,063)	(35,271)
Net cash acquired with consolidation of partnerships and joint ventures	50	225	—
The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Years Ended December 31,
	2005	2004	2003
	(dollars in thousands)
Cash Flows from Investing Activities (continued)
Proceeds from disposition of other assets	$—	$2,075	$—
Distributions to minority partners of consolidated partnerships and joint ventures	(3,526)	(1,010)	(1,245)
Buyout of minority partners	(21,850)	(11,081)	—
Other	310	—	—

Net cash provided by (used in) investing activities	53,488	(46,182)	(23,637)

Cash Flows from Financing Activities
Proceeds from borrowings	1,051,704	429,652	230,565
Principal payments on notes payable	(585,997)	(320,746)	(204,765)
Premium paid on conversion of convertible notes	(4,340)	—	—
Stock repurchases	(11,955)	(2,093)	(4,186)
Dividends to stockholders, including amounts accrued in prior years	(929)	(904)	(791)
Proceeds from the exercise of stock options	6,081	5,880	246
Other	(316)	85	909

Net cash provided by financing activities	454,248	111,874	21,978

Net increase in cash and cash equivalents	16,561	440	3,603
Cash and cash equivalents, beginning of year	22,066	21,626	18,023

Cash and cash equivalents, end of year	$38,627	$22,066	$21,626

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$65,285	$44,585	$23,650

Income taxes paid	$21,987	$470	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Years Ended December 31,
	2005	2004	2003
	(dollars in thousands)
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Changes in assets and liabilities in connection with the purchase of rental apartment communities:
Real estate	$39,342	$15,409	$—
Restricted cash	172	114	—
Other assets	555	163	—
Other liabilities	(402)	(160)	—

Cash paid	$39,667	$15,526	$—

Assets written off and liabilities released in connection with the sale of real estate:
Real estate	$108,172	$24,579	$27,600
Other assets	4,149	648	523
Notes and interest payable	(94,749)	(28,519)	(27,394)
Other liabilities	(2,014)	(368)	(826)
Minority interest	(39)	—	—
Gain on sale	71,134	18,366	24,341

Cash received	$86,653	$14,706	$24,244

Effect on assets and liabilities of the consolidation of four apartment communities, six homebuilding projects, and one commercial property in 2004, and one apartment community in 2005:
Real estate	$—	$121,418	$—
Homebuilding inventory	17,161	114,921	—
Contracts receivable	—	78,066	—
Investments in and advances to partnerships and joint ventures	286	(72,053)	—
Restricted cash	626	17,073	—
Other assets	115	15,203	—
Cash acquired on consolidations	50	225	—
Notes and interest payable	(17,641)	(243,809)	—
Other liabilities	(597)	(23,353)	—
Minority interest	—	(7,691)	—

	$—	$—	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Years Ended December 31,
	2005	2004	2003
	(dollars in thousands)
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES (Continued):

Effect on assets and liabilities of the transfer of properties to an unconsolidated joint venture of one apartment community in 2003 and eleven apartment communities in 2005:
Real estate	$(175,541)	$—	$(16,377)
Investments in and advances to partnerships and joint ventures	3,871	—	2,549
Restricted cash	(2,953)	—	—
Other assets	(1,683)	—	(260)
Notes and interest payable	172,640	—	13,424
Other liabilities	3,666	—	664

	$—	$—	$—

Purchase of mortgage receivable financed with note payable	$—	$—	$12,826

Liabilities that financed the purchase of homebuilding inventory	$636,381	$77,996	$61,279

Real estate transferred to homebuilding inventory	$174,311	$—	$—

Conversion of convertible debt to common stock	$56,250	$—	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The accompanying Consolidated Financial Statements of Tarragon Corporation, a homebuilder and real estate developer with over 30 years of experience in the real estate industry, its subsidiaries, and consolidated partnerships and joint ventures have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), the most significant of which are described in NOTE 1. “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.” The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements. The data presented in the Notes to Consolidated Financial Statements are as of December 31 of each year and for the years then ended unless otherwise indicated. Dollar amounts in tables are in thousands, except per share amounts. Certain balances for 2003 and 2004 have been reclassified to conform to the 2005 presentation.
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of consolidation. The Consolidated Financial Statements include the accounts of Tarragon, its subsidiaries, and partnerships and joint ventures (which consist primarily of limited liability companies) it controls. Tarragon is deemed to control partnerships and joint ventures that have no unaffiliated owners and for which Tarragon is designated as the manager and the outside owners are given no participating rights, as defined in the Financial Accounting Standard Board’s (“FASB”) Emerging Issues Task Force 96-16 (“EITF 96-16”) and EITF 04-5 Consensus. All significant intercompany transactions and balances have been eliminated.
In December 2003, the FASB issued Interpretation 46-R (“FIN 46R”), “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements.” FIN 46R changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46R requires a variable interest entity (“VIE”) to be consolidated by a company if that company is exposed to a majority of the expected losses from the VIE’s activities or entitled to receive a majority of the entity’s residual returns or both. Additionally, if the holders of equity at risk as a group do not have controlling financial interest, the entity may be defined as a VIE. Once an entity is determined to be a VIE, the primary beneficiary must consolidate the VIE into its financial statements. We adopted the provisions of FIN 46R on January 1, 2004.
We have identified four joint ventures, over which we exercise significant influence but do not control, that qualify as VIEs and of which we are the primary beneficiary. These four entities have been consolidated in accordance with FIN 46R. Their assets and liabilities were recorded at carrying value. The four entities consist of two limited liability companies that are developing rental apartment communities, one with 328 units and the other with 90 units, one limited liability company engaged in homebuilding with a 215-unit age-restricted traditional new development, and one limited liability partnership engaged in land development. The aggregate total assets of these VIEs were $101 million as of December 31, 2005. Of the total assets, $23.1 million is classified as real estate held for investment, and $72.5 million is classified as homebuilding inventory in the accompanying December 31, 2005, Consolidated Balance Sheet. Gross revenue of these VIEs for the year ended December 31, 2005, was homebuilding sales of $10.7 million.

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
Properties for which we have implemented a plan of disposal are reclassified to assets held for sale. We cease depreciating the properties held for sale in the month following their reclassification to held for sale. These properties remain classified as held for sale until sold or until we decide to discontinue our plan of disposal.
We resume depreciating properties reclassified from held for sale to held for investment in the month of their reclassification, and depreciation expense is adjusted to record depreciation for the time during which the properties were classified as held for sale. Real estate held for sale is carried at the lower of cost or estimated fair value less estimated costs to sell.
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” operating results for assets sold or held for sale are presented as discontinued operations for current and all prior years presented.
Homebuilding inventory. Homebuilding inventory consists of land and land improvements and construction in progress. Land and land improvements include costs of land acquired and any additional improvement costs to ready land for use. Construction in progress includes development costs of new construction of condominiums, townhomes, high- and mid-rise developments and acquisition and development costs of condominium conversions in various stages of construction. Homebuilding inventory, including capitalized interest and real estate taxes, is carried at the lower of cost or fair value determined by evaluation of individual projects. Whenever events or circumstances indicate that the carrying value of homebuilding inventory may not be recoverable, the related assets are written down to their estimated fair value less selling costs.
Warranties. We provide warranties on workmanship and structural integrity in accordance with statutory requirements, which vary by state. Warranty reserves have been established by charging cost of sales and recording a warranty liability. The amounts charged are estimated by management to be adequate to cover expected warranty-related costs under all unexpired warranty obligation periods.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Capitalized interest. We capitalize interest on funds used in constructing property from the date of initiation of construction activities through the time the property is ready for leasing or sale. Interest of $42.6 million, $14.2 million, and $1.7 million was capitalized during 2005, 2004, and 2003, respectively. Total interest incurred for 2005, 2004, and 2003 was $70.3 million, $39.9 million, and $25.6 million, respectively.
Cash equivalents. We consider all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.
Restricted cash. Restricted cash is primarily escrow accounts, generally held by the lenders of certain of our mortgage notes payable, for taxes, insurance, and property repairs and replacements and buyer deposits on our for-sale properties held in escrow.
Other assets. Other assets consist primarily of notes and interest receivable, tenant accounts receivable, deferred borrowing costs, prepaid leasing commissions, and deposits on potential homebuilding projects. Deferred borrowing costs are amortized on the straight-line method (which has approximated the effective interest method) over the related loan terms, and such amortization is included in interest expense. Prepaid leasing commissions are amortized to leasing commission expense, included in property operating expenses, on the straight-line method over the related lease terms.
Goodwill. Goodwill was recorded in connection with the acquisitions of Tarragon Realty Advisors and Accord Properties Associates and, until December 31, 2001, was amortized on the straight-line method. In accordance with SFAS No.142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized but rather carried on the balance sheet as a permanent asset and is subject to at least annual assessment for impairment by applying a fair-value-based test. The balance of goodwill was $2.7 million as of December 31, 2005 and 2004.
Revenue Recognition. Homebuilding sales revenue is typically recognized at the time of closing under the completed contract method. The related profit is recognized when collectibility of the sale price is reasonably assured and the earnings process is substantially complete. When a sale does not meet the requirements for income recognition, profit is deferred until such requirements are met. For mid-rise and high-rise condominium developments, where construction typically takes eighteen months or more, the percentage-of-completion method is employed. Under this method, once construction is beyond a preliminary stage, a substantial percentage of homes are under firm contracts, buyers are committed to the extent of being unable to require refunds except for non-delivery of the home, the sale prices are deemed collectible, and remaining costs and revenues can be reasonably estimated, revenue is recorded as a portion of the value of non-cancelable sale contracts. Revenue recognized is calculated based upon the percentage of construction costs incurred in relation to total estimated construction costs. Any amounts due under sale contracts, to the extent recognized as revenue, are recorded as contracts receivable.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Rental revenue is recognized on the straight-line method. Lease terms for our apartment communities are generally for one year or less. Lease terms for our commercial properties are generally from three to five years, although they may be shorter or longer. Rental concessions are deferred and amortized on the straight-line method over the lease terms as a reduction to rental revenue. We accrue percentage rentals only after the tenants’ sales have reached the threshold provided in the lease.
Interest and management fee revenue are recognized when earned. Revenue from long-term laundry and cable service contracts is deferred and amortized to income on the straight-line method over the terms of the contracts.
Gains on Sale of Real Estate. Gains on sales of real estate are recognized when and to the extent permitted by SFAS No. 66 – “Accounting for Sales of Real Estate.” Until the requirements of SFAS No. 66 for full profit recognition have been met, transactions are accounted for using the deposit, installment, cost recovery, or financing method, whichever is appropriate.
Investments in noncontrolled partnerships and joint ventures. We use the equity method to account for investments in partnerships and joint ventures over which we exercise significant influence but do not control, and that are not required to be consolidated under the provisions of FIN 46R as discussed above. Under the equity method, our initial investments are increased by our proportionate share of the partnerships’ and joint ventures’ operating income and additional advances and decreased by our proportionate share of the partnerships’ and joint ventures’ operating losses and distributions received. We determine our proportionate share of the profits or losses of the partnerships and joint ventures consistent with the allocation of cash distributions in accordance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 78-9. Our interest in intercompany transactions is eliminated.
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
Fair value of financial instruments. Disclosure about fair value of financial instruments is based on pertinent information available to us as of December 31, 2005 and 2004. Considerable judgment is necessary to interpret market data and develop estimated fair values. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values. For these reasons, the estimated fair values presented may differ significantly from the actual amounts we may pay.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
As of December 31, 2005 and 2004, we estimated that the carrying amounts for cash and cash equivalents and restricted cash approximated fair value because of the short maturities of these instruments. In addition, we estimated that the carrying amounts of notes receivable and other liabilities approximated fair value. The fair values of notes payable are estimated by discounting future expected cash flows using current rates for loans with similar terms and maturities or, for the senior convertible notes, at the value of the common stock into which it is convertible. See NOTE 4. “NOTES AND INTEREST PAYABLE” for the disclosure of fair values of notes payable.
Stock-based awards. Prior to 2002 we applied Accounting Principles Board’s Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for our stock option plans. In 2002, we adopted the fair value method defined in SFAS No. 123, “Accounting for Stock-Based Compensation,”, which indicates that the fair value method is the preferable method of accounting and that compensation costs be recognized in financial statements rather than proforma disclosure. In December 2002, the FASB amended SFAS No. 123 by issuing SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which we adopted upon issuance. We elected to apply the fair value method prospectively for all options granted since the beginning of 2002.
Under APB No. 25, compensation costs related to stock options issued pursuant to compensatory plans are charged to expense over the periods during which the grantee performs the related services. Because awards under the plans vest over five years, the cost related to stock-based employee compensation included in the determination of net income for 2005, 2004, and 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards. The following table illustrates the effect on net income and earnings per common share if the fair value based method had been applied to all outstanding and unvested awards in each period. For more information about our stock option plans, see NOTE 8. “STOCK-BASED AWARDS.”

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	For the Years Ended December 31,
	2005	2004	2003
Net income allocable to common stockholders, as reported	$144,892	$43,804	$30,409
Add:
Stock-based employee compensation expense included in reported net income, net of income taxes	632	259	268
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(653)	(261)	(465)

Pro forma net income allocable to common stockholders	$144,871	$43,802	$30,212

Earnings per common share - basic
Net income allocable to common stockholders, as reported	$5.61	$1.94	$1.38

Net income allocable to common stockholders, pro forma	$5.61	$1.94	$1.37

Earnings per common share – assuming dilution
Net income allocable to common stockholders, as reported	$4.71	$1.65	$1.20

Net income allocable to common stockholders, pro forma	$4.71	$1.65	$1.19

Marketing costs. Marketing costs, including advertising, incurred in connection with newly constructed rental apartment communities in lease-up are deferred and amortized to property operating expenses over the lease-up period. Marketing costs incurred in connection with for-sale communities are deferred and recorded as cost of sales when sales revenue is recognized. All other advertising costs are recorded to property operating expenses as incurred. Total advertising costs included in operating expenses were $911,000 (net of $297,000 included in discontinued operations) in 2005, $950,000 (net of $492,000 included in discontinued operations) in 2004, and $545,000 (net of $628,000 included in discontinued operations) in 2003.
Concentrations of credit risks. We maintain cash equivalents in accounts with financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation. We monitor the financial stability of the depository institutions regularly.
Employee benefit plan. We have a defined contribution plan covering substantially all of our employees. Our contributions are 401(k) matches determined based on 100% of the first 3% and 50% of the next 2% of the employee’s salary deferrals. Total plan expense was $505,000 in 2005, $382,000 in 2004, and $330,000 in 2003 and is included in corporate and property general and administrative expenses in the accompanying Consolidated Statements of Income.
Income taxes. We recognize deferred tax assets and liabilities based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted statutory tax rate. A valuation allowance is recorded to the extent realization of deferred tax assets is uncertain.

TARRAGON CORPORATION
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
Mr. Rohdie’s preferred interest earns a guaranteed return. For 80% of the preferred interest, it is a guaranteed fixed return of 5% for the first two years, increasing by 1% per year until it reaches 10% in year seven. The remaining 20% of the preferred interest earns an amount equal to cash dividends payable, if any, on 668,096 shares (adjusted to give effect to the February 2005 three-for-two stock split) of Tarragon common stock. Mr. Rohdie received distributions of $577,722 in 2003, $421,889 in 2004, and $623,556 in 2005 in payment of this guaranteed return.
Mr. Rohdie can convert his preferred interest in TDC into 668,096 shares of our common stock and preferred stock with a face value of up to $8 million and a like dividend to his guaranteed fixed return. If we do not have available a class of preferred stock outstanding at the time of the conversion, or at our discretion, we may pay the cash value of Mr. Rohdie’s preferred interest over three years. Beginning in February 2006, Mr. Rohdie may elect to convert his preferred interest into cash, payable over three years. The cash value that would be payable for the conversion of the preferred interest is equal to the sum of (1) the liquidation preference multiplied by the number of shares of preferred stock payable upon conversion (550,000 shares as of December 31, 2005) and (2) the market value of 668,096 shares of our common stock. As of December 31, 2005, the cash value was $20,376,148.
Tarragon is the sole manager of TDC and makes all decisions regarding the operation, management, or control of its business and therefore consolidates this entity. Mr. Rohdie’s interest in TDC is presented as a minority interest. The guaranteed fixed return payable to Mr. Rohdie is being recorded based on an annual effective yield of 8.53% and is reflected in “Minority interests in income of consolidated partnerships and joint ventures” in the accompanying Consolidated Statements of Income.
In July 2004, we purchased the $9.5 million preferred interests of the outside partner in Antelope Pines Estates, L.P., and Woodcreek Garden Apartments, L.P. We sold Antelope Pines in December 2004 and Woodcreek Garden in January 2005. In accordance with SFAS No. 144, the operating results of these properties, along with the gains on sale, have been presented in discontinued operations for all periods presented in the accompanying Consolidated Statements of Income. See NOTE 13. “ASSETS HELD FOR SALE.”

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 2. MINORITY INTERESTS (Continued)
During 2005, we purchased the interests of our outside partners in four separate entities, which were presented as minority interests. In April 2005, we purchased the 30% outside member’s interest in Fenwick Tarragon Apartments, L.L.C. for $1 million. In May 2005, we purchased the 30% outside partners’ interest in Guardian-Jupiter Partners, Ltd., for $5 million. We purchased the 30% outside member’s interest in Summit/Tarragon Murfreesboro, L.L.C. for $1.5 million in September 2005. Lastly, also in September 2005, we purchased the 30% outside member’s interest in Lake Sherwood Partners, L.L.C. for $3.4 million. The excess of the aggregate $11.9 million purchase prices over the carrying amounts of the minority interests was capitalized to the basis of the properties.
NOTE 3. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES
Investments in and advances to partnerships and joint ventures consisted of the following at December 31:

		Carrying Amount
	Profits Interest	2005	2004
801 Pennsylvania Avenue	50%	$—	$30
Ansonia Apartments, L.P. (1)	89%	—	367
Ansonia Liberty, L.L.C. (1)	90%	—	10
Choice Home Financing, L.L.C	50%	425	—
Danforth Apartment Owners, L.L.C. (1), (2)	99%	—	—
Delaney Square, L.L.C	50%	—	5,778
Hoboken joint ventures:
900 Monroe Street Development, L.L.C	63%	4,134	1,792
Block 106 Development, L.L.C	63%	11,228	—
Block 99/102 Development, L.L.C	55%	15,956	5,622
Block 144 Development, L.L.C	63%	4,026	282
Madison Warehouse Development, L.L.C	63%	10,918	1,975
TDC/Ursa Hoboken Sales Center, L.L.C	48%	1,455	1,140
Thirteenth Street Development, L.L.C	50%	—	12,749
Upper Grand Realty, L.L.C	50%	—	345
Larchmont Associates, L.P. (3)	57%	—	2,026
LOPO, L.P.	50%	6,251	—
Merritt Stratford, L.L.C	50%	256	229
Orchid Grove, L.L.C	50%	2,774	4,646
Orion Towers Tarragon L.L.P.	70%	15,662	2,100
Park Avenue Tarragon, L.L.C	50%	5,456	6,119
Tarragon Calistoga, L.L.C	80%	632	632
Tarragon Savannah I & II, L.L.C. (1), (2)	99%	—	2,232
Vineyard at Eagle Harbor, L.L.C. (2)	99%	—	—

		$79,173	$48,074

(1)	In November 2005, Tarragon contributed its interests in eleven wholly owned properties, (Ansonia Liberty, Danforth Apartments Owners, and Tarragon Savannah I & II) to Ansonia in exchange for an increased interest in Ansonia from 70% to 89.44%.

(2)	In November 2005, we acquired the interest of Aetna in these joint ventures. Our interests in Danforth Apartment Owners, L.L.C. and Tarragon Savannah I & II, L.L.C. were contributed to Ansonia Apartments, L.P. Vineyard at Eagle Harbor, L.L.C. is now a consolidated entity.

(3)	This partnership’s sole asset, Arbor Glen Apartments, was sold in January 2005.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 3. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES
(Continued)
We exercise significant influence over but hold noncontrolling interests in each of the above partnerships or joint ventures or our outside partners have significant participating rights, as defined in the Financial Accounting Standard Board’s Emerging Issues Task Force 96-16 and 04-5 Consensus. Therefore, we account for our investments in these partnerships and joint ventures using the equity method.
Ansonia Apartments, L.P. Our partner in Ansonia Apartments, L.P. (“Ansonia”) is Ansonia LLC, the members of which are Robert Rothenberg, Saul Spitz, Eileen Swenson, Richard and Rebecca Frary, and Joel Mael. Messrs. Rothenberg and Spitz and Ms. Swenson became executive officers of Tarragon, and Mr. Rothenberg was appointed to our board of directors, in September 2000. Mr. Frary was appointed as a member of our board of directors in April 2004. Mr. Frary is also a partner in Tarragon Calistoga, L.L.C.
Tarragon’s investment in Ansonia was fully recovered in 2002 from distributions to the partners of cash proceeds from property sales, mortgage refinancings, supplemental mortgages, and operations.
Equity in income of partnerships and joint ventures in the accompanying Consolidated Statements of Income includes $64.4 million (including the amount resulting from the financing transaction discussed below) $6.3 million, and $8.2 million, respectively, for the years ended December 31, 2005, 2004, and 2003 of distributions in excess of our share of Ansonia’s earnings.
In November 2005, we contributed our interests in eleven consolidated properties and three unconsolidated properties to Ansonia in exchange for an increased ownership interest in Ansonia. The assets and liabilities were recorded on the books of Ansonia at Tarragon’s or the previous joint ventures’ historical cost basis, and Tarragon recognized no gain or loss on this transaction. Simultaneously, Ansonia closed a $391 million non-recourse structured financing secured by first and second lien mortgages on 23 of its properties and pledges of equity interests in the property-owning entities. After transaction costs and repayment of existing debt, this financing generated $70 million of net cash proceeds. We received a distribution of $64 million from Ansonia, representing our share of the net proceeds, and the balance of the net financing proceeds was distributed to our partners. This transaction reduced consolidated debt by $148 million and generated $60 million in income from distributions in excess of our investment in Ansonia .
Hoboken joint ventures. In November 2004, we entered into an agreement to purchase a portion of one of our partners’ interests in various joint venture projects in The Upper Grand neighborhood of Hoboken, New Jersey, for an aggregate purchase price of $15 million. Pursuant to this agreement, we paid $10 million in November 2004 and the balance in February 2005 in exchange for assignments of all of Ursa Development Group, Inc.’s interests in the Block 88 and Adams Street developments, 50% of its interests in the Block 99 development, and 25% of its interests in all other Hoboken joint ventures except Thirteenth Street Development. In connection with this transaction, we acquired control of Adams Street Development and Block 88 Development and began consolidating these entities in November 2004. The purchase price was allocated among the interests acquired based on the relative fair values of their projects.
Loan Guarantees for Unconsolidated Partnerships and Joint Ventures. We have guaranteed two construction loans and three land loans of five unconsolidated joint ventures as of December 31, 2005. Our guarantee on these five loans is limited to $127.3 million on fully funded debt of $130.9 million. At December 31, 2005, we guaranteed $89.9 million of the $93.4 million outstanding on that date. At December 31, 2005, in connection with these guarantees, we have recorded liabilities totaling $2.1 million, which are presented in other liabilities in the accompanying Consolidated Balance Sheet.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 3. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES (Continued)
As of December 31, 2004, we had guaranteed two mortgages and two construction loans of four unconsolidated joint ventures. Our guarantee on these four loans was limited to $92.5 million on fully funded debt of $194.5 million. At December 31, 2004, we guaranteed $63.3 million of the $152.5 million outstanding on that date. At December 31, 2004, in connection with these guarantees, we had recorded liabilities totaling $392,000, which are presented in other liabilities in the accompanying Consolidated Balance Sheet. All four of these loans were repaid during 2005.
Below are unaudited summarized financial data for Ansonia Apartments and Park Avenue Tarragon individually and combined for our other unconsolidated partnerships and joint ventures that are not individually significant as of and for the periods indicated.
December 31, 2005

	Ansonia Apartments	Park Avenue Tarragon	Other	All Partnerships
Homebuilding inventory	$—	$17,317	$182,307	$199,624
Real estate	358,895	—	14,097	372,992
Accumulated depreciation	(65,613)	—	(7,573)	(73,186)
Other assets, net	15,687	3,831	16,583	36,101
Notes and interest payable	(420,152)	—	(114,602)	(534,754)
Other liabilities	(5,360)	(5,234)	(16,130)	(26,724)

Partners’ capital (deficit)	$(116,543)	$15,914	$74,682	$(25,947)

Our proportionate share of partners’ capital (deficit)	$(100,154)	$4,287	$52,616	$(43,251)
Cash distributions in excess of investment	83,416	—	—	83,416
Outside partner’s share of undistributed cash	676	—	13,274	13,950
Loss in excess of investment unrecognized	15,452	—	—	15,452
Liability established (reversed) for debt guarantees	—	—	2,070	2,070
Costs associated with investment in joint ventures	610	1,169	5,757	7,536

Investments in and advances to partnerships and joint ventures	$—	$5,456	$73,717	$79,173

Year Ended December 31, 2005
Homebuilding sales	$—	$130,440	$100,366	$230,806
Cost of homebuilding sales	—	(89,873)	(70,986)	(160,859)
Rental revenue	24,583	—	11,571	36,154
Mortgage banking income	—	—	916	916
Property and other operating expenses	(12,655)	—	(5,097)	(17,752)
Interest expense	(25,951)	—	(4,553)	(30,504)
Depreciation expense	(4,112)	—	(1,906)	(6,018)

Income from continuing operations	(18,135)	40,567	30,311	52,743
Discontinued operations
Loss from operations (1)	—	—	(263)	(263)
Loss on sale of real estate	—	—	(350)	(350)

Net income	(18,135)	40,567	29,698	52,130

Elimination of interest and management fees paid to Tarragon	1,163	132	377	1,672

Net income before interest and management fees paid to Tarragon	$(16,972)	$40,699	$30,075	$53,802

Equity in income of partnerships and joint ventures:
Tarragon’s share of net income before interest and management fees paid to Tarragon	$(15,452)	$19,600	$12,829	$16,977
Cash distributions in excess of investment	64,778	—	88	64,866
Loss in excess of investment unrecognized	15,452	—	—	15,452

Equity in income of partnerships and joint ventures	$64,778	$19,600	$12,917	$97,295

(1)	Revenue presented in discontinued operations was $172,000.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 3. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES (Continued)
December 31, 2004

	Ansonia Apartments	Park Avenue Tarragon	Other	All Partnerships
Homebuilding inventory	$—	$89,164	$55,624	$144,788
Real estate	96,430	—	90,009	186,439
Accumulated depreciation	(18,152)	—	(19,213)	(37,365)
Other assets, net	3,947	2,223	90,389	96,559
Notes and interest payable	(105,107)	(79,334)	(145,843)	(330,284)
Other liabilities	(1,778)	(584)	(16,980)	(19,342)

Partners’ capital	$(24,660)	$11,469	$53,986	$40,795

Our proportionate share of partners’ capital	$(17,648)	$6,009	$29,566	$17,927
Cash distributions in excess of investment	19,793	—	2,206	21,999
Liability established for debt guarantees	—	114	276	390
Advances	(1,778)	(4)	9,540	7,758

Investments in and advances to partnerships and
joint ventures	$367	$6,119	$41,588	$48,074

Year Ended December 31, 2004

Homebuilding sales	$—	$—	$95,031	$95,031
Cost of homebuilding sales	—	—	(65,681)	(65,681)
Rental revenue	20,791	—	15,073	35,864
Property and other operating expenses	(10,463)	—	(6,749)	(17,212)
Interest expense	(7,289)	—	(5,341)	(12,630)
Depreciation expense	(3,420)	—	(2,676)	(6,096)

Income from continuing operations	(381)	—	29,657	29,276
Discontinued operations
Loss from operations (1)	—	—	(873)	(873)
Gain on sale of real estate	—	—	2,604	2,604

Net income	(381)	—	31,388	31,007
Elimination of interest and management fees paid to Tarragon	1,046	—	410	1,456

Net income before interest and management fees paid to Tarragon	$665	$—	$31,798	$32,463

Equity in income of partnerships and joint ventures:
Tarragon’s share of net income before interest and management fees paid to Tarragon	$466	$—	$16,410	$16,876
Cash distributions in excess of investment	5,871	—	(55)	5,816
Impairment loss	—	—	(1,162)	(1,162)

Equity in income of partnerships and joint ventures	$6,337	$—	$15,193	$21,530

(1)	Revenue presented in discontinued operations was $1.7 million.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 3. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES (Continued)

	Ansonia
Year Ended December 31, 2003	Apartments	Other	All Partnerships
Homebuilding sales	$—	$97,583	$97,583
Cost of homebuilding sales	—	(77,381)	(77,381)
Rental revenue	20,376	25,510	45,886
Property and other operating expenses	(10,410)	(13,327)	(23,737)
Interest expense	(7,053)	(10,117)	(17,170)
Depreciation expense	(3,355)	(5,480)	(8,835)

Income from continuing operations	(442)	16,788	16,346
Discontinued operations
Loss from operations (1)	—	(1,477)	(1,477)

Net income	(442)	15,311	14,869
Elimination of interest and management fees paid to Tarragon	1,010	3,315	4,325

Net income before interest and management fees paid to Tarragon	$568	$18,626	$19,194

Equity in income of partnerships and joint ventures:
Tarragon’s share of net income before interest and management fees paid to Tarragon	$398	$13,271	$13,669
Cash distributions in excess of investment	7,675	1,445	9,120
Impairment loss	—	(313)	(313)

Equity in income of partnerships and joint ventures	$8,073	$14,403	$22,476

(1)	Revenue presented in discontinued operations was $1.6 million.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 4. NOTES AND INTEREST PAYABLE
Notes and interest payable consisted of the following at December 31:

	2005		2004
	Estimated		Estimated
	Fair	Book	Fair	Book
	Value	Value	Value	Value

Loans on homebuilding developments	$762,174	$760,152	$217,674	$217,674
Mortgages on real estate	60,832	58,969	488,300	478,135
Subordinated unsecured notes	65,000	65,000	—	—
Senior convertible notes	9,687	5,750	62,000	62,000
Other notes payable	11,530	11,144	8,400	8,400
Accrued interest	5,312	5,312	4,038	4,038

	$914,535	$906,327	$780,412	$770,247

Notes payable at December 31, 2005, bear interest at fixed rates from 1% to 8.79% per annum and variable rates currently ranging from 6.06% to 9.89% and mature from 2006 through 2051. The loans are generally nonrecourse, with the exception of construction loans, and are collateralized by deeds of trust on real estate with an aggregate net carrying value of $1.1 billion. Some of our construction loans contain certain financial covenants. We are in compliance with all of the financial covenants as of December 31, 2005.
On June 15, 2005, we issued $40 million of subordinated unsecured notes due June 30, 2035. The notes bear interest, payable quarterly, at a rate of 8.71% through June 30, 2010, and thereafter at a variable rate equal to LIBOR plus 4.4% per annum. The notes are prepayable after June 30, 2010 at financial. On September 12, 2005, we issued an additional $25 million of subordinated unsecured notes due October 30, 2035. The notes bear interest, payable quarterly, at a rate of 8.79% through October 30, 2010, and thereafter at a variable rate equal to LIBOR plus 4.4% per annum. The notes are prepayable after October 30, 2010 at par. These notes contain a debt service coverage ratio requirement and a minimum net worth requirement. We are in compliance with both of these financial covenants as of December 31, 2005.
On September 16, 2004, we completed the sale of $50 million principal amount of 8% Senior Convertible Notes Due 2009 (the “Notes”). The Notes are general, senior, unsecured obligations of Tarragon, bear interest at the rate of 8% per annum and are convertible into our common stock at a conversion rate of 81.6993 shares per $1,000 in principal amount of Notes (equal to a conversion price of $12.24 per share of our common stock), subject to adjustment in certain instances. On November 19, 2004, we sold an additional $12 million principal amount of the Notes.
Interest on the Notes is payable semi-annually in March and September, and the principal balance of the Notes is payable at maturity in September 2009. Prior to September 16, 2007, the Notes are not redeemable. After that date, we have the right, but not the obligation, to redeem the Notes (in whole or in part) for cash at a redemption price of $1,000 original amount of Note, plus accrued and unpaid interest if the closing price of our common stock equals or exceeds 150% of the then applicable conversion price for 20 of 30 consecutive trading days. The Notes may also be subject to a “put option” by the Holders if a fundamental change occurs, as that term is defined in the Note Indenture. The Notes and the common stock issuable upon conversion of the Notes are now covered by Registration Statement No. 333-1211258 declared effective by the Commission on January 24, 2005. We will not receive any proceeds from the sale by the named selling security holders of the Notes or the shares of common stock issuable upon conversion of the Notes pursuant to such Registration.
On July 1, 2005, we converted $2 million of the Notes into 163,399 shares of common stock after presentment for conversion by a noteholder. On August 23, 2005, an additional $54.25 million of the Notes were converted into shares of our common stock pursuant to an offer to holders of the Notes. Each holder who converted their convertible notes prior to the expiration of the offer received 81.6993 shares of our common stock and $80 in cash for each $1,000 principal amount of convertible notes delivered for conversion plus accrued and unpaid interest. In connection with the offer, we issued 4,432,181 shares of common stock. We paid approximately $1.9 million in accrued interest for the period from March 16, 2005 through August 23, 2005 and

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 4. NOTES AND INTEREST PAYABLE (Continued)
a premium of $4.3 million and wrote off $2.9 million of deferred financing expenses. The outstanding balance of remaining senior convertible notes was $5.75 million at December 31, 2005.
Other notes payable as of December 31, 2005 consist of $4.3 million of unsecured loans and $7 million outstanding under a bank line of credit. We have $3.6 million outstanding under a bank line of credit secured by mortgages on four properties and Tarragon common stock pledged by affiliates of William S. Friedman, our chief executive officer and chairman of our board of directors. See NOTE 9. “RELATED PARTY TRANSACTIONS.” At December 31, 2005, $12.4 million was available to us, and the outstanding balance is included in Mortgages on Real Estate in the table above. We also have an unused $20 million unsecured line of credit with affiliates of Mr. Friedman and a $10 million unsecured line of credit under which $3 million was available at December 31, 2005. For the terms of the line of credit with affiliates of Mr. Friedman, see NOTE 9. “RELATED PARTY TRANSACTIONS.”
At December 31, 2005, scheduled principal payments on notes payable are due as follows:

2006	$303,644
2007	329,992
2008	119,033
2009	25,488
2010	26,860
Thereafter	95,998

$901,015

NOTE 5. COMMON STOCK REPURCHASE PROGRAM
The board of directors has authorized a common stock repurchase program. In 2005, 2004, and 2003, Tarragon repurchased an aggregate of 1,030,553 shares of its common stock in open market and negotiated transactions at a cost of $18.2 million. Our cumulative cost of common stock repurchases is $54.8 million. As of December 31, 2005, Tarragon had authorization to repurchase an additional 106,975 common shares.
NOTE 6. 10% CUMULATIVE PREFERRED STOCK
Our outstanding 10% cumulative preferred stock pays a fixed dividend of $1.20 per year, payable quarterly, and has a liquidation value of $12 per share. We may redeem our preferred stock at any time after June 30, 2003 at the liquidation value plus a premium of $0.50 per share, which declines by $0.10 per share each year thereafter. No mandatory redemption or “sinking fund” is required.

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

	For the Years Ended December 31,
	2005	2004	2003
Net income allocable to common stockholders, as reported	$144,892	$43,804	$30,409
Add:
Interest expense on convertible notes, net of income taxes	6,757	918	—

Net income allocable to common stockholders - assuming dilution	$151,649	$44,722	$30,409

Weighted average shares of common stock used in computing earnings per share	25,823,431	22,528,561	21,975,137
Convertible preferred interest of minority partner in consolidated joint venture	668,096	668,096	668,096
Convertible notes	3,404,846	1,313,008	—
Effect of stock appreciation rights	97,152	7,529	—
Effect of stock options	2,202,790	2,530,179	2,743,569

Weighted average shares of common stock used in computing earnings per share – assuming dilution	32,196,315	27,047,373	25,386,802

Earnings per common share
Net income allocable to common stockholders - basic	$5.61	$1.94	$1.38

Net income allocable to common stockholders - assuming dilution	$4.71	$1.65	$1.20

The convertible preferred interest of minority partner in consolidated joint venture represents the preferred interest of Mr. Rohdie in a joint venture we consolidate (see NOTE 2. “MINORITY INTERESTS.”) On a weighted average basis, options to purchase 2,760,180 shares of common stock at a price of $4.25 in 2005, 4,435,494 shares of common stock at a price of $4.07 in 2004, and 5,446,865 shares of common stock at a price of $3.83 in 2003, were outstanding. During 2005, the effect of 16,146 stock options with exercise prices above the market price of our common stock is not reflected because their effect is anti-dilutive. During 2004 and 2003, the exercise prices of all options were less than the average market price of our common stock.
NOTE 8. STOCK-BASED AWARDS
Tarragon has an Independent Director Stock Option Plan (the “Director Plan”), a Share Option and Incentive Plan (the “Incentive Plan”), and an Omnibus Plan (collectively, the “Option Plans”). The Director Plan and the Incentive Plan terminated in November 2005, and there will be no future grants under these plans. Through November 2005, under Tarragon’s Director Plan, independent directors received annual awards of options to purchase 2,000 shares of Tarragon common stock on January 1 of each year. The options were immediately exercisable and expire on the earlier of the first anniversary of the date on which the director ceases to serve as a director or ten years from the date of grant. The compensation committee of our board of directors adopted a standing resolution to grant non-employee directors options to purchase 2,000 shares of Tarragon common stock on the first business day of each year under the Omnibus Plan consistent with the annual grants under the Director Plan.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 8. STOCK-BASED AWARDS (Continued)
Through November 2005, under the Incentive Plan, incentive stock options were awarded to officers and employees of Tarragon and its subsidiaries. These stock options vest between one and five years from the date of grant and expire ten years thereafter, unless the optionees’ relationship with Tarragon terminates earlier.
On June 14, 2004, our stockholders approved the adoption of an Omnibus Plan for employee and director options and stock-based awards. Under this Plan, we have a maximum of two million shares of common stock available for issuance, including an aggregate of one million shares of common stock that are available for issuance of awards other than stock options. The Plan authorizes the award of incentive stock options and non-qualified stock options to our employees and directors, as well as restricted or unrestricted stock awards or stock units; dividend equivalent rights; other stock based awards, including stock appreciation rights payable in stock or cash; and performance based and annual incentive awards. As of December 31, 2005, there were 1,722,250 shares of common stock available for grant under the Omnibus Plan.
The following table summarizes stock option activity:

	For the Years Ended December 31,
	2005		2004		2003
	Number of	Weighted Average	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Prices	Options	Exercise Prices	Options	Exercise Prices
Outstanding at January 1	4,150,959	$4.06	5,533,843	$3.93	5,140,880	$3.68
Granted	70,125	22.96	128,619	8.46	508,127	6.59
Exercised	(1,457,349)	3.81	(1,494,121)	3.93	(70,827)	3.26
Forfeited	(41,968)	7.27	(17,382)	7.58	(44,337)	4.83

Outstanding at December 31	2,721,767	$4.48	4,150,959	$4.06	5,533,843	$3.93

Exercisable at December 31	2,307,752	$3.68	3,489,946	$3.73	4,791,070	$3.74

Weighted average grant-date fair value of options granted:
To employees and directors		$6.30		$2.96		$2.57

In connection with acquisitions						$3.33

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 8. STOCK-BASED AWARDS (Continued)
The following table summarizes stock appreciation rights (“SARs”) activity:

	For the Years Ended December 31,
	2005		2004
		Weighted Average		Weighted Average
	Number of SARs	Exercise Prices	Number of SARs	Exercise Prices
Outstanding at January 1	105,300	$8.75	—	$—
Granted	311,000	10.96	105,300	8.75
Exercised	(88,150)	15.37	—	—
Forfeited	(4,354)	23.07	—	—

Outstanding at December 31	323,796	$13.74	105,300	$8.75

Exercisable at December 31	35,650	$10.28	7,800	$8.65

Weighted average grant-date fair value of SARs granted:
To employees and directors		$3.49		$2.52

These stock appreciation rights have ten-year terms, are limited in appreciation to $15 per share, and may be settled only in shares of our common stock.
The fair value of each option and stock appreciation right is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Years Ended December 31,
	2005	2004	2003
			Granted in
			Connection with
	Granted to	Granted to	Acquisition of	Granted to
	Employees and	Employees	Homebuilding	Employees
	Directors	and Directors	Inventory	and Directors
Dividend yield	—	—	—	—
Expected volatility	21%	22%	22%	22%
Risk-free interest rate	3.64%	4.21%	3.78%	3.90%
Expected lives (in years)	4.62	6.58	8	8
Forfeitures	1.8%	1.8%	—	1.4%

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 8. STOCK-BASED AWARDS (Continued)
The following table summarizes information about the options outstanding at December 31, 2005:

	Outstanding			Exercisable
		Weighted
Range of		Average			Weighted
Exercise		Contractual	Weighted Average		Average
Prices	Options	Life	Exercise Price	Options	Exercise Price
$1.63-3.53	1,691,839	4.60	$3.14	1,691,467	$3.14
4.24-5.42	773,803	5.64	4.69	548,747	4.71
7.47-8.89	126,375	7.92	8.41	46,500	8.35
9.13-12.07	68,250	8.27	9.85	21,038	10.60
20.93-25.32	61,500	9.53	24.56	—	—

$1.63-25.32	2,721,767	5.26	$4.48	2,307,752	$3.68

In January 2006, we granted options to purchase 165,500 shares, of which 14,000 were immediately exercisable, and 81,086 shares of restricted stock under the Omnibus Plan.
The following table summarizes information about the SARs outstanding at December 31, 2005:

	Outstanding			Exercisable
		Weighted
Range of		Average	Weighted		Weighted
Exercise		Contractual	Average		Average
Prices	SARs	Life	Exercise Price	SARs	Exercise Price
$8.47-12.11	155,199	8.94	$10.61	33,550	$9.57
16.33-19.97	167,197	9.07	16.58	700	19.10
21.20-23.63	1,400	9.38	22.88	1,400	22.88

$8.47-23.63	323,796	9.01	$13.74	35,650	$10.28

NOTE 9. RELATED PARTY TRANSACTIONS
With the approval of our board of directors, affiliates of William S. Friedman and his wife, Lucy N. Friedman made a $20 million unsecured line of credit available to us. Interest is accrued on advances under the line of credit at LIBOR plus 1% per annum (or the lowest rate at which credit is offered to us by any third party). We incurred interest on this line of credit of $49,000 in 2005, $12,000 in 2004, and $2,000 in 2003. At December 31, 2005, there was no outstanding balance under the line of credit. Effective in January 2006, this line of credit was increased to $30 million and its term renewed and extended until January 2008.
As an accommodation to us, Mr. and Mrs. Friedman and their affiliates have pledged 975,000 shares of Tarragon common stock to secure an $18.3 million line of credit with a bank. We have agreed to indemnify Mr. and Mrs. Friedman and their affiliates from any loss, cost, or liability associated with these accommodation pledges or the lines of credit. As collateral for our indemnification obligations, we have agreed to pledge shares of our treasury stock to Mr. and Mrs. Friedman and their affiliates.
Prior to 2004, Tarragon provided property management services for rental properties owned by affiliates of Mr. Friedman and received property management fees of $15,000 in 2003 from these properties.
Tarragon provides asset and property management services for certain properties owned by partnerships and joint ventures accounted for by the equity method. Tarragon received management fees of $1.7 million in 2005, $1.5 million in 2004, and $1.7 million in 2003 from these properties and recognized as income $442,000,

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 9. RELATED PARTY TRANSACTIONS (Continued)
$374,000, and $414,000 for the portion of the fee allocable to our joint venture partners. The remaining portion of the fees was treated as a return of our investment.
Tarragon’s partners in Ansonia Apartments, L.P. and Tarragon Calistoga, L.L.C. include certain directors and officers of Tarragon.
In 2003, Tarragon recognized as interest income $678,000 on advances to One Las Olas, Ltd., a partnership that we accounted for on the equity method until January 1, 2004. The income recognized was the portion of the interest allocable to our partners. The remainder of the interest was treated as a reduction of project costs of Las Olas River House.
Tarragon recognized income of $61,000 in 2004 and $291,000 in 2003 in connection with development and construction of one of our homebuilding projects in which outside partners hold an interest. The income represents the portion of a manager’s fee allocable to the outside partners’ interest.
NOTE 10. INCOME TAXES
The provision for income taxes consists of the following:

	For the Years Ended December 31,
	2005	2004	2003 (1)
Current:
Federal	$32,678	$925	$—
State	(2,208)	600	—

	30,470	1,525	—

Deferred:
Federal	49,689	13,510	—
State	9,385	—	—

	59,074	13,510	—

Income tax expense	$89,544	$15,035	$—

(1)	No current or deferred income tax expense was recognized in 2003 due to the application of net operating loss carryforwards.
Income taxes payable consists of the following:

	December 31,
	2005	2004
Current	$9,223	$1,524
Deferred	71,793	12,720

Income taxes payable	$81,016	$14,244

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 10. INCOME TAXES (Continued)
A reconciliation of computed income taxes to actual income taxes follows:

	For the Years Ended December 31,
	2005	2004	2003
Income from continuing operations before taxes	$165,148	$40,748	$8,487
Statutory Federal income tax rate	35%	35%	34%

Income taxes at statutory rate	57,802	14,262	2,886
State income taxes, net of Federal benefit	5,080	1,429	293
Adjustment to correct deferred tax liabilities	—	2,112	—
Other	(43)	(581)	23
Change in valuation allowance	—	(9,822)	(3,202)

Income tax provision	$62,839	$7,400	$—

The following table discloses the components of the deferred tax amounts at December 31, 2005 and 2004:

	December 31,
	2005	2004
Deferred tax assets – temporary differences:
Equity in income of partnerships and joint ventures	$6,298	$2,309
Allowance for losses	623	7
Prepaid rent	101	29
Deferred revenue	2,040	237
Accrued benefits	1,899	420
Accrued settlements and other	560	—
Stock-based awards	461	117
Other	5	97

Total deferred tax assets — temporary differences	11,987	3,216
Alternative minimum tax credit carryforward	—	1,594
Net operating loss carryforward	—	2,437

Total deferred tax assets	11,987	7,247

Deferred tax liabilities — temporary differences:
Distributions from partnerships and joint ventures in excess of basis	39,318	10,179
Investments in partnerships and joint ventures	37,308	6,973
Real estate	6,153	2,815
Prepaid insurance	720	—
Straight-line rent	281	—

Total deferred tax liabilities	83,780	19,967

Net deferred tax liabilities	$(71,793)	$(12,720)

In 2004, our provision for income taxes is net of the reversal of a valuation allowance against net deferred tax assets of $9.8 million. The valuation allowance from December 31, 2003, was reversed during the second quarter of 2004 as it was determined that realization of our deferred tax asset was more likely than not.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 11. RENTALS UNDER OPERATING LEASES
Tarragon’s rental operations include the leasing of office buildings and shopping centers subject to leases with terms greater than one year. The leases thereon expire at various dates through 2020. The following is a schedule of future minimum rentals to be received on non-cancelable operating leases as of December 31, 2005:

2006	$7,307
2007	6,496
2008	5,214
2009	4,519
2010	3,459
Thereafter	2,496

$29,491

NOTE 12. COMMITMENTS AND CONTINGENCIES
In April 2003, in connection with the renovations at Pine Crest Village at Victoria Park, our contractor inadvertantly disturbed asbestos-containing materials. These actions have been under investigation by the Environmental Protection Agency, the United States Attorney for the Southern District of Florida and a federal grand jury for possible violations of federal criminal laws. We are currently engaged in discussions with the United States Attorney concerning a possible resolution of this matter that would involve the imposition of fines and a felony criminal plea. At December 31, 2005, we have accrued a $1 million loss contingency for the estimated fines. This accrual is included in other liabilities in the accompanying Consolidated Balance Sheets. In addition, one current and one former employee of Tarragon with oversight responsibility for the Pine Crest condominium conversion have received written notices from the United States Attorney advising them that they are a target of the grand jury’s criminal investigation. We have incurred legal and other professional fees and costs of relocation of residents in connection with this matter of $468,000 to date. Remediation has been completed at a cost of approximately $795,000.
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
We are also party to various other claims and routine litigation arising in the ordinary course of business. We do not believe that the results of such claims and litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position, or results of operations.
The following is a schedule of future minimum lease payments due on leases for equipment and office space occupied by us that expire at various dates through 2016.

Office Space and
Equipment
2006	$1,143
2007	1,100
2008	1,089
2009	604
2010	337
Thereafter	1,555

$5,828

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 13. ASSETS HELD FOR SALE
In March 2005, our board of directors approved a plan to divest substantially all of our Investment Division properties. Pursuant to this plan, we sold 15 properties and contributed our interests in 11 properties to an unconsolidated partnership during 2005. The remaining Investment Division properties we intend to sell are classified as assets held for sale as of December 31, 2005, and their results of operations, along with the results of operations of the 15 properties sold, are presented in discontinued operations.
Assets held for sale and liabilities related to assets held for sale in the accompanying Consolidated Balance Sheets include the following:

	December 31 ,
	2005	2004
Real estate (net of accumulated depreciation of $26,853 in 2005 and $3,257 in 2004)	$60,713	$21,358
Other assets, net	2,808	512

	$63,521	$21,870

Notes and interest payable	$52,641	$20,529
Other liabilities	2,030	135

	$54,671	$20,664

The December 31, 2005, amounts include balances related to five apartment communities and nine commercial properties we either have under contract of sale or are actively marketing for sale. The December 31, 2004, amounts include balances related to an apartment community sold in January 2005.
In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” operating results for properties sold or for which we have implemented plans of disposal have been reported in discontinued operations. Discontinued operations for the years ended December 31, 2005, 2004 and 2003, include the operations of properties sold since the beginning of 2003 and 14 properties held for sale as of December 31, 2005, which were previously reported in the Investment Division. The results of these operations were as follows:

	For the Years Ended December 31,
	2005	2004	2003
Rental revenue	$26,431	$38,078	$39,803
Property operating expenses	(15,512)	(20,760)	(23,035)
Interest expense	(6,408)	(8,519)	(8,471)
Depreciation expense	(211)	(7,390)	(8,708)
Impairment charges	(1,438)	(400)	—

Income (loss) from operations before income taxes	2,862	1,009	(411)
Income tax expense	(1,089)	(599)	—

Income (loss) from operations	$1,773	$410	$(411)

Gain on sale of real estate before income taxes	67,326	17,988	23,118
Income tax expense	(25,617)	(7,038)	—

Gain on sale of real estate	$41,709	$10,950	$23,118

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 13. ASSETS HELD FOR SALE (Continued)
In 2005, we recorded a total of $1.4 million in impairment charges to reduce the carrying value of four properties in our Investment Division after entering into contracts for sale, reducing their carrying value to equal the sales value. In 2004, we recorded an impairment charge of $400,000 to the carrying value of a shopping center in our Investment Division after determining its value had been impaired.
NOTE 14. SEGMENT REPORTING
Our business is divided into two principal segments – homebuilding and the operation of our investment portfolio. Our Homebuilding Division is the main focus of our business in terms of financial and human capital. Our activities in the Homebuilding Division encompass condominium conversions of existing apartment communities, the development of town homes and new mid-rise or high-rise condominiums for sale to residents, land development and sale, and development of new rental properties, primarily apartment communities. Funds generated by the operation, sale, or refinancing of properties in the investment portfolio support our overhead and finance our homebuilding activities. As discussed in NOTE 13. “ASSETS HELD FOR SALE,” in March 2005, our board of directors approved a strategic plan to divest a substantial portion of our Investment Division properties. Pursuant to this plan, we sold 15 properties during 2005 and have 14 properties classified as held for sale at December 31, 2005.
Homebuilding. Our active for-sale communities at December 31, 2005, include the following:

		Remaining Homes
Community	Location	or Home Sites
High-and mid-rise developments:
1100 Adams	Hoboken, NJ	76
900 Monroe (2)	Hoboken, NJ	125
Alta Mar	Ft. Meyers, FL	131	(1)
Block 88	Hoboken, NJ	220
Block 99 (2)	Hoboken, NJ	217
The Exchange	Ft. Lauderdale, FL	87
Las Olas River House	Ft. Lauderdale, FL	40	(1)
One Hudson Park	Edgewater, NJ	168
Trio	Palisades Park, NJ	196
XII Hundred Grand (2), (3)	Hoboken, NJ	—	(1)
XIII Hundred Grand (2) , (3)	Hoboken, NJ	—	(1)

		1,260

Condominium and townhome conversions:
210 Watermark	Bradenton, FL	216
5600 Collins Avenue	Miami Beach, FL	6
Bermuda Island	Naples, FL	360
Bishops Court at Windsor Parke	Jacksonville, FL	324
The Bordeaux	Orlando, FL	96
Central Park at Lee Vista	Orlando, FL	210
Georgetown at Celebration (3)	Celebration, FL	—
Cordoba Beach Park	Tampa, FL	97
The Grande (2)	Orlando, FL	1
The Hamptons (2)	Orlando, FL	102
Knightsbridge at Stoneybrooke	Orlando, FL	396
Lofts on Post Oak (2)	Houston, TX	316
Madison at Park West	Charleston, SC	244
Mirabella	Jacksonville, FL	400
Monterra at Bonita Springs	Bonita Springs, FL	244
Montreux at Deerwood Lake	Jacksonville, FL	237
Oxford Place	Tampa, FL	298

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 14. SEGMENT REPORTING (Continued)

		Remaining Homes
Community	Location	or Home Sites
Condominium and townhome conversions (continued):
The Quarter at Ybor City	Ybor City, FL	247
Southampton Pointe	Mt. Pleasant, SC	146
The Tradition at Palm Aire	Sarasota, FL	248
Twelve Oaks at Fenwick Plantation	Charleston, SC	216
Via Lugano	Boynton Beach, FL	364
Vista Grande	Tampa, FL	378
Waterstreet at Celebration	Celebration, FL	1
Yacht Club on the Intracoastal	Hypoluxo, FL	3

		5,150

Townhome and traditional new developments:
Orchid Grove (2)	Pompano Beach, FL	481
Venetian Bay Village III	Kissimmee, FL	2
The Villas at Seven Dwarfs Lane	Orlando, FL	256
Warwick Grove	Warwick, NY	196

		935

Land development:
Alexandria Pointe	Deland, FL	84
Belle Park	Nashville, TN	21
Lincoln Pointe	Aventura, FL	460
Southridge Pointe	Deland, FL	18
Woods of Lake Helen	Lake Helen, FL	70
Woods at Southridge	Deland, FL	8

		661

		8,006

(1)	We have recognized revenue from the sale of 131 homes for Alta Mar and 251 homes for Las Olas River House (of which 247 units have been delivered), 159 and 118, respectively, for XII Hundred Grand and XIII Hundred Grand (all of which have been delivered) under the percentage-of-completion method as of December 31, 2005.

(2)	Unconsolidated property.

(3)	Although all residential units have been delivered to buyers, these projects are still categorized as active projects because they have unsold commercial spaces, garages, or storage units as of December 31, 2005.
Also included in the Homebuilding Division are rental communities under development or in initial lease-up and land held for development or sale. We had apartment communities with 860 units in lease-up and/or under construction at December 31, 2005.
We measure the performance of our Homebuilding Division primarily by gross profit from home sales. In 2003, home sales included inter-divisional sales, which represents the transfer of properties between segments. The sale prices for these properties were their estimated fair market values as of the date of transfer, and the cost of sales was their net carrying values as of the same date. Gains on transfers of assets between segments do not represent gains recognizable in accordance with GAAP and, accordingly, are eliminated for purposes of consolidated reporting. In 2004, we began to transfer properties between divisions at cost, and we no longer report intercompany sales.
Investment. This division includes properties with stabilized operations. We consider a property stabilized when development or renovation is substantially complete and recurring operating income exceeds operating expenses and debt service. At December 31, 2005, our Investment Division had 2,733 consolidated stabilized apartments and 6,044 stabilized apartments owned through an unconsolidated partnership. It also had consolidated commercial properties with 884,000 square feet and one commercial property owned through an unconsolidated joint venture with 62,000 square feet. The results of operations of five consolidated apartment communities with 948 units and nine consolidated commercial properties with 782,000 square feet that are held for sale have been presented in discontinued operations in the accompanying Consolidated Statements of Income.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 14. SEGMENT REPORTING (Continued)
We use net operating income to measure the performance of our Investment Division. Net operating income is defined as rental revenue less property operating expenses. We believe net operating income is an important supplemental measure of operating performance of our investment properties because it provides a measure of the core operations of the properties. Additionally, we believe that net operating income, as defined, is a widely accepted measure of comparative operating performance in the real estate investment community. We believe that net income is the most directly comparable GAAP measure to net operating income. The operating statements for the Investment Division present reconciliations of Investment Division net operating income to Investment Division income before taxes.
We allocate our general and administrative expenses between the segments based on the functions of the corporate departments. We allocate other corporate items, including interest income, management fee and other revenue, and minority interests in income of consolidated partnerships and joint ventures, that are not directly associated with one of our divisions in the same proportions as general and administrative expenses are allocated. Income tax expense and liabilities are not allocated between the divisions. Income tax liabilities totaled $81 million at December 31, 2005, and $14.2 million at December 31, 2004.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 14. SEGMENT REPORTING (Continued)
Following are operating statements and balance sheets for our two divisions and net operating income for our Investment Division. In our segment operating statements, we do not distinguish between consolidated and unconsolidated properties. We have provided a reconciliation of segment revenue to consolidated revenue below.

	HOMEBUILDING DIVISION
	Operating Statements
	For the Years Ended December 31,
	2005		2004		2003
Homebuilding sales	$735,528	100%	$315,496	100%	$298,571	100%
Cost of homebuilding sales (1)	(555,858)	(76%)	(240,960)	(76%)	(246,309)	(82%)

Gross profit on homebuilding sales	179,670	24%	74,536	24%	52,262	18%

Minority interests in homebuilding sales of consolidated partnerships and joint ventures	(2,093)	—	(2,822)	(1%)	(409)	—
Outside partners’ interests in homebuilding sales of unconsolidated partnerships and joint ventures	(34,436)	(5%)	(14,664)	(5%)	(3,887)	(1%)
Outside partners’ interest in intercompany sales of unconsolidated partnerships and joint ventures	—	—	—	—	(3,988)	(1%)
Overhead costs associated with investment in joint ventures	(1,404)	—	—	—	—	—
Performance-based compensation related to projects of unconsolidated partnerships and joint ventures	(2,757)	—	—	—	—	—
Additional costs attributable to profits recognized by the investment division on intercompany sales	(2,363)	—	(6,701)	(2%)	(5,640)	(2%)

	136,617	19%	50,349	16%	38,338	14%

Other income and expenses:
Net income (loss) from rental operations	794	—	(2,027)	(1%)	(6,069)	(2%)
Mortgage banking net income	457	—	—	—	—	—
General and administrative expenses	(16,229)	(2%)	(14,341)	(5%)	(11,500)	(4%)
Other corporate items	550	—	1,289	—	1,896	1%
Prepayment penalty on early retirement of debt in connection with condominium conversion	—	—	—	—	(3,117)	(1%)
Impairment charges	—	—	(733)	—	(313)	—
Gain on sale of real estate or disposition of other assets	1,979	—	2,048	1%	—	—
Provision for loss contingency	(1,000)	—	—	—	—	—

Income before taxes	$123,168	17%	$36,585	11%	$19,235	8%

(1)	Cost of homebuilding sales includes marketing and advertising of for-sale communities, salaries and office costs related to personnel directly involved in acquiring, managing, and accounting for for-sale communities, as well as land, construction costs, architectural and engineering fees, and capitalized interest.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 14. SEGMENT REPORTING (Continued)

	HOMEBUILDING DIVISION
	Balance Sheets
	December 31,
	2005	2004
Assets
Homebuilding inventory (1)	$1,079,811	$287,873
Real estate held for investment	71,022	42,446
Contracts receivable	49,745	99,744
Investments in partnerships and joint ventures	79,173	44,217
Cash and cash equivalents	36,638	20,136
Restricted cash	18,846	23,757
Other assets	56,745	29,600

	$1,391,980	$547,773

Liabilities and Equity
Notes and interest payable	$768,345	$237,358
Other liabilities	78,416	55,997

	846,761	293,355

Minority interest	3,309	11,259
Equity	541,910	243,159

	$1,391,980	$547,773

(1)	Prior to 2004, the Homebuilding Division recognized profits on properties it transferred to the Investment Division upon completion and stabilization. In 2004, we began to transfer properties between divisions at cost. In 2005, nine properties were transferred from the Investment Division to the Homebuilding Division for conversion and sale as condominium homes. Homebuilding inventory of the Homebuilding Division includes $24.7 million of additional basis as of December 31, 2005 and $519,000 as of December 31, 2004 related to these profits from transfers prior to 2004.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 14. SEGMENT REPORTING (Continued)

	INVESTMENT DIVISION
	Operating Statements
	For the Years Ended December 31,
	2005		2004		2003
Rental revenue	$114,870	100%	$135,605	100%	$124,174	100%
Property operating expenses	(60,664)	(53%)	(70,106)	(52%)	(65,185)	(52%)

Net operating income	54,206	47%	65,499	48%	58,989	48%
Net gain on sale of real estate	63,971		20,592		21,384
Distributions from unconsolidated partnerships and joint ventures in excess of investment	65,043		6,529		9,819
Deferred equity in (income) loss of unconsolidated partnerships and joint ventures	15,266		(724)		(699)
Minority interests in income of consolidated partnerships and joint ventures	(178)		(847)		(1,770)
Elimination of management and other fees paid to Tarragon by unconsolidated partnerships and joint ventures	1,473		1,456		1,525
Outside partners’ interests in (income) losses of unconsolidated partnerships and joint ventures	1,628		(576)		614
General and administrative expenses (including investment banking advisory fees of $2,375 for the year ended December 31, 2005)	(9,858)		(6,425)		(5,426)
Other corporate items	1,175		644		693
Impairment charges	(3,066)		(1,812)		—
Loss on early extinguishment of debt	(9,354)		—		—
Litigation settlement	(214)		—		—
Interest expense (including $7,153 of interest and premium associated with the conversion of convertible debt for the year ended December 31, 2005 and includes $16,954 of prepayment penalties and the write-off of deferred borrowing costs in connection with Ansonia’s November 2005 refinance of 23 properties)	(57,911)		(39,784)		(36,422)
Depreciation expense	(18,877)		(31,074)		(29,884)

Income before taxes	$103,304		$13,478		$18,823

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 14. SEGMENT REPORTING (Continued)

	INVESTMENT DIVISION
	Balance Sheets
	December 31,
	2005	2004
Assets
Real estate held for investment (1)	$53,749	$487,173
Assets held for sale (1)	71,100	21,870
Investments in partnerships and joint ventures	26,250	36,961
Cash and cash equivalents	1,989	1,930
Restricted cash	2,984	6,453
Other assets	5,979	17,469

	$162,051	$571,856

Liabilities and Deficit
Notes and interest payable	$137,982	$532,889
Liabilities related to assets held for sale	54,670	20,664
Other liabilities	10,213	13,693

	202,865	567,246

Minority interest	11,094	14,489
Deficit (2)	(51,908)	(9,879)

	$162,051	$571,856

(1)	Prior to 2004, the Homebuilding Division recognized profits on properties it transferred to the Investment Division upon completion and stabilization. In 2004, we began to transfer properties between divisions at cost. Real estate held for investment includes $2.6 million of additional basis as of December 31, 2005, and $40.4 million as of December 31, 2004 related to these profits from transfers prior to 2004. Assets held for sale include $7.6 million of additional basis as of December 31, 2005 related to these profits from transfers prior to 2004.

(2)	The Investment Division’s deficit is the result of distributions to the parent company exceeding accumulated divisional earnings.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 14. SEGMENT REPORTING (Continued)

	For the Years Ended December 31,
	2005		2004		2003
Investment division net operating income:
Rental revenue
Same store stabilized apartment communities	$65,675	100%	$63,772	100%	$63,034	100%
Apartment communities stabilized during period	4,580	100%	4,717	100%	1,520	100%
Apartment communities targeted for condominium conversion in 2005	14,726	100%	26,907	100%	21,449	100%
Apartment communities acquired during period	5,697	100%	1,017	100%	—	—
Apartment communities targeted for reposition in 2003	1,602	100%	1,153	100%	1,282	100%
Apartment communities sold during period	8,502	100%	22,280	100%	22,555	100%
Commercial properties	14,088	100%	15,759	100%	14,334	100%

	114,870	100%	135,605	100%	124,174	100%

Property operating expenses
Same store stabilized apartment communities	(33,969)	(52%)	(33,178)	(52%)	(33,312)	(53%)
Apartment communities stabilized during period	(1,704)	(37%)	(1,842)	(39%)	(706)	(46%)
Apartment communities targeted for condominium conversion in 2005	(7,076)	(48%)	(12,385)	(46%)	(10,412)	(49%)
Apartment communities acquired during period	(3,396)	(60%)	(674)	(66%)	—	—
Apartment communities targeted for reposition in 2003	(1,176)	(73%)	(1,020)	(88%)	(1,113)	(87%)
Apartment communities sold during period	(5,830)	(69%)	(13,006)	(58%)	(12,906)	(57%)
Commercial properties	(7,513)	(53%)	(8,001)	(51%)	(6,736)	(47%)

	(60,664)	(53%)	(70,106)	(52%)	(65,185)	(52%)

Net operating income
Same store stabilized apartment communities	31,706	48%	30,594	48%	29,722	47%
Apartment communities stabilized during period	2,876	63%	2,875	61%	814	54%
Apartment communities targeted for condominium conversion in 2005	7,650	52%	14,522	54%	11,037	51%
Apartment communities acquired during period	2,301	40%	343	34%	—	—
Apartment communities targeted for reposition in 2003	426	27%	133	12%	169	13%
Apartment communities sold during period	2,672	31%	9,274	42%	9,649	43%
Commercial properties	6,575	47%	7,758	49%	7,598	53%

	$54,206	47%	$65,499	48%	$58,989	48%

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 14. SEGMENT REPORTING (Continued)

	For the Years Ended December 31,
	2005	2004	2003
Reconciliation of divisional revenues to consolidated revenue:
Homebuilding division total revenue	$735,528	$315,496	$298,571
Less homebuilding revenue from intercompany sales	—	—	(144,709)
Less homebuilding sales revenue of unconsolidated partnerships and joint ventures	(230,806)	(95,031)	(97,583)
Add management fee and other revenue included in other corporate items	278	633	724
Add rental revenue from homebuilding properties presented in net income (loss) from rental operations (1)	13,767	1,625	11,149
Less rental revenue of unconsolidated partnerships and joint ventures	—	(6)	(4,626)

Homebuilding division contribution to consolidated revenue	518,767	222,717	63,526

Investment division rental revenue	114,870	135,605	124,174
Less investment division rental revenue presented in discontinued operations	(26,431)	(38,078)	(39,803)
Add management fee and other revenue included in other corporate items	451	194	197
Less rental revenue of unconsolidated partnerships and joint ventures	(35,723)	(37,574)	(42,908)

Investment division contribution to consolidated revenue	53,167	60,147	41,660

Consolidated total revenue	$571,934	$282,864	$105,186

Reconciliation of divisional net income to consolidated net income:
Homebuilding division net income before taxes	$123,168	$36,585	$19,235
Less homebuilding division profit from intercompany sales	—	—	(18,225)
Add additional costs attributable to profits recognized by investment division on intercompany sales (2)	2,363	6,701	5,640
Add depreciation on higher basis resulting from intercompany sales	—	30	104

Homebuilding division contribution to consolidated net income	125,531	43,316	6,754

Investment division income before taxes	103,304	13,478	18,823
Less investment division gain on intercompany sales	—	—	(2,885)
Add reduction to investment division gain on sale of real estate for profit previously recognized by homebuilding division (3)	4,885	—	5,844
Add depreciation on higher basis resulting from intercompany sales (3)	1,615	2,949	2,658

Investment division contribution to consolidated net income	109,804	16,427	24,440

Income tax expense	(89,544)	(15,035)	—

Consolidated net income	$145,791	$44,708	$31,194

(1)	Rental revenue generated by properties transferred from the Investment Division to the Homebuilding Division for conversion to condominiums and properties developed by the Homebuilding Division in lease-up.

(2)	Prior to 2004, the Investment Division recognized gains on transfers of properties to the Homebuilding Division for conversion and sale as condominium homes. Beginning in 2004, properties are transferred between divisions at cost.

(3)	Prior to 2004, the Homebuilding Division recognized profits on properties it transferred to the Investment Division upon completion and stabilization. Beginning in 2004, properties are transferred between divisions at cost.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 14. SEGMENT REPORTING (Continued)

	December 31,
	2005	2004
Reconciliation of divisional total assets to consolidated total assets:
Homebuilding division total assets	$1,391,980	$547,773
Investment division total assets	162,051	571,856

	1,554,031	1,119,629
Less higher basis resulting from intercompany sales (1)	(61,178)	(74,029)
Add goodwill	2,691	2,691

Consolidated total assets	$1,495,544	$1,048,291

(1)	Prior to 2004, both divisions recognized gains on transfers of properties between divisions. Beginning in 2004, properties are transferred between divisions at cost.
NOTE 15. QUARTERLY RESULTS OF OPERATIONS
The following is a tabulation of the quarterly results of operations for the years ended December 31, 2005 and 2004 (unaudited). The quarterly results of operations have been restated to present the operating results of 20 properties sold in 2005 and 2004 and 14 properties held for sale at December 31, 2005, in discontinued operations in accordance with SFAS No. 144. In the fourth quarter of 2004, we made an adjustment to deferred tax liabilities, which increased income tax expense by approximately $2.1 million.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2005
Revenue	$80,744	$86,513	$261,026	$143,651
Expenses	(66,274)	(75,654)	(213,449)	(112,274)
Other income and expenses:
Equity in income of partnerships and joint ventures	8,430	8,239	10,819	69,807
Minority interests in income of consolidated partnerships and joint ventures	(836)	(509)	(652)	(567)
Interest income	142	157	219	477
Interest expense	(5,439)	(5,499)	(12,438)	(4,425)
Gain on sale of real estate	2,229	342	50	1,187
Loss on disposition of other assets	—	—	(300)	—
Loss on early extinguishment of debt	—	—	—	(9,354)
Litigation, settlements, and other claims	—	—	—	(1,214)

Income from continuing operations before income taxes	18,996	13,589	45,275	87,288
Income tax expense	(7,348)	(5,166)	(17,106)	(33,219)

Income from continuing operations	11,648	8,423	28,169	54,069
Discontinued operations, net of income taxes
Income (loss) from operations	972	636	(152)	317
Gain on sale of real estate	8,986	—	22,437	10,285

Net income	21,606	9,059	50,454	64,671
Dividends on cumulative preferred stock	(224)	(225)	(225)	(225)

Net income allocable to common stockholders	$21,382	$8,834	$50,229	$64,446

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 15. QUARTERLY RESULTS OF OPERATIONS (Continued)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2005

Earnings per common share — basic
Income from continuing operations allocable to common stockholders	$.48	$.34	$1.06	$1.87
Discontinued operations	.42	.03	.85	.37

Net income allocable to common stockholders	$.90	$.37	$1.91	$2.24

Earnings per common share – assuming dilution
Income from continuing operations allocable to common stockholders	$.39	$.28	$1.01	$1.68
Discontinued operations	.31	.02	.69	.33

Net income allocable to common stockholders	$.70	$.30	$1.70	$2.01

2004

Revenue	$51,459	$57,621	$72,398	$101,386
Expenses	(45,950)	(48,865)	(60,972)	(87,599)
Other income and expenses:
Equity in income (loss) of partnerships and joint ventures	787	5,023	(97)	15,817
Minority interests in (income) loss of consolidated partnerships and joint ventures	(1,603)	(1,886)	(397)	68
Interest income	326	87	164	151
Interest expense	(4,221)	(4,318)	(4,646)	(6,188)
Gain on sale of real estate	378	—	—	—
Gain on disposition of other assets	377	1,698	—	—
Litigation, settlements, and other claims	—	—	—	(250)

Income from continuing operations before income taxes	1,553	9,360	6,450	23,385
Income tax (expense) benefit	—	5,032	(2,632)	(9,800)

Income from continuing operations	1,553	14,392	3,818	13,585
Discontinued operations, net of income taxes
Income (loss) from operations	392	117	76	(175)
Gain on sale of real estate	—	2,666	—	8,284

Net income	1,945	17,175	3,894	21,694
Dividends on cumulative preferred stock	(226)	(226)	(226)	(226)

Net income allocable to common stockholders	$1,719	$16,949	$3,668	$21,468

Earnings per common share — basic
Income from continuing operations allocable to common stockholders	$.06	$.63	$.16	$.58
Discontinued operations	.02	.12	—	.35

Net income allocable to common stockholders	$.08	$.75	$.16	$.93

Earnings per common share – assuming dilution
Income from continuing operations allocable to common stockholders	$.05	$.55	$.14	$.46
Discontinued operations	.02	.11	—	.26

Net income allocable to common stockholders	$.07	$.66	$.14	$.72

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and
Stockholders of Tarragon Corporation
In connection with our audits of the consolidated financial statements of Tarragon Corporation and Subsidiaries referred to in our report dated March 15, 2006, which is included in Part IV of this Form 10-K, we have also audited Schedules II and III for each of the three years in the period ended December 31, 2005. In our opinion, these schedules present fairly, in all material respects in relation to the financial statements taken as a whole, the information required to be set forth therein.
/s/ GRANT THORNTON LLP
Dallas, Texas
March 15, 2006

SCHEDULE II
TARRAGON CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2005
(dollars in thousands)

		Charged
		(credited)
	Beginning Balance	to earnings	Deductions		Ending Balance
Valuation allowance against deferred tax asset
Year ended December 31, 2003	$10,075	$(253)	$—		$9,822
Year ended December 31, 2004	9,822	—	(9,822	)(1)	—
Year ended December 31, 2005	—	—	—		—

Valuation allowance against note receivable
Year ended December 31, 2003	$—	$—	$—		$—
Year ended December 31, 2004	—	—	—		—
Year ended December 31, 2005	—	1,628	—		1,628

(1)	Utilization of carryforwards

SCHEDULE III
TARRAGON CORPORATION
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2005
(Dollars in Thousands)

				Costs (1)
				Capitalized	Gross Carrying Amounts						Life on Which
		Initial Cost to Company		Subsequent	at End of Year						Depreciation in Latest
			Buildings and	To Acquisition		Buildings and		Accumulated	Date of	Date	Statement of Income
Description	Encumbrances	Land	Improvements.	Improvements	Land	Improvements	Total	Depreciation	Construction	Acquired	Is Computed
Properties Held For Investment Apartments
1118 Adams (2) Hoboken, NJ	$15,524	$3,828	$1,022	$18,247	$3,828	$19,269	$23,097	$—	—	Mar-04	—
Aventerra Dallas, TX	7,871	876	3,506	4,077	876	7,583	8,459	2,343	1974	Nov-98	3 - 40 years
Cason Estates Murfreesboro, TN	12,799	2,155	1	17,364	2,145	17,375	19,520	168	2005	Oct-03	3 - 40 years
Desert Winds (3) Jacksonville, FL	7,696	354	1,399	1,392	354	2,791	3,145	1,368	1972	June-98	3 - 40 years
French Villa Tulsa, OK	2,929	447	1,786	923	447	2,709	3,156	701	1971	Nov-98	3 - 40 years
Harbour Green Panama City, FL	11,520	718	10,460	815	718	11,275	11,993	2,655	1997	Feb-00	3 - 40 years
Mustang Creek Arlington, TX	5,610	718	2,872	2,673	720	5,543	6,263	2,857	1974	May-95	3 - 40 years
Newbury Village Meriden, CT	16,668	4,371	171	22,828	4,371	22,999	27,370	75	2005	Apr-04	3-40 years
Park Dale Gardens Dallas, TX	5,304	354	1,416	2,209	531	3,448	3,979	2,168	1975	Dec-91	3 - 40 years
Silver Creek (3) Jacksonville, FL	—	301	1,206	1,270	322	2,455	2,777	1,023	1972	Jun-98	3 - 40 years
Southern Elms Tulsa, OK	1,587	304	1,216	312	304	1,528	1,832	530	1968	Nov-98	3 - 40 years
Summit on the Lake Fort Worth, TX	4,213	895	3,582	1,239	907	4,809	5,716	1,983	1986	Mar-94	3 - 40 years
Vistas at Lake Worth Fort Worth, TX	8,927	752	92	16,571	752	16,663	17,415	4,145	1998	Dec-94	3 - 40 years

Office Buildings
Orlando Central Park Orlando, FL	3,314	1,888	7,605	(1,934)	1,294	6,265	7,559	1,376	1966	May-99	3 - 40 years
Uptown Village Commercial (2)(4) Fort Lauderdale, FL	7,611	468	—	25	468	25	493	—	—	Apr-05	—

Land
Vistas Observatory Fort Worth, TX	—	707	—	78	785	—	785	—	—	Apr-98	—

SCHEDULE III
TARRAGON CORPORATION
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2005
(Dollars in Thousands)

				Costs (1)
				Capitalized	Gross Carrying Amounts						Life on Which
		Initial Cost to Company		Subsequent	at End of Year						Depreciation in Latest
			Buildings and	To Acquisition		Buildings and		Accumulated	Date of	Date	Statement of Income
Description	Encumbrances	Land	Improvements.	Improvements	Land	Improvements	Total	Depreciation	Construction	Acquired	Is Computed
Properties Held For Sale (5)
Apartments
Bayfront Houston, TX	$3,847	$457	$2,052	$3,043	$457	$5,095	$5,552	$3,075	1971	Feb-87	3 - 40 years
The Brooks Addison, TX	2,933	558	2,230	318	548	2,558	3,106	651	1969	Nov-98	3 - 40 years
Fountainhead (6) Kissimmee, FL	6,904	1,572	6,291	1,184	1,572	7,475	9,047	2,038	1988	Jun-97	3 - 40 years
Meadowbrook Baton Rouge, LA	3,957	306	1,230	887	306	2,117	2,423	827	1968	Oct-95	3 - 40 years
Woodcreek Jacksonville, FL	8,114	472	4,977	3,417	451	8,415	8,866	4,827	1975	Nov-86	3 - 40 years

Office Buildings
1505 Highway 6 (6) Houston, TX	—	720	2,877	1,065	720	3,942	4,662	985	1983	Oct-98	3 - 40 years
Merritt 8 Stratford, CT	18,700	4,167	19,020	564	4,167	19,584	23,751	2,728	1989	Sep-04	3 - 40 years
Northwest O’Hare (6) Des Plaines, IL	2,810	1,990	7,965	(4,613)	566	4,776	5,342	3,101	1972	Apr-86	3 - 40 years
Park 20 West Tallahassee, FL	—	688	2,754	247	688	3,001	3,689	696	1972	Nov-98	3 - 40 years

Shopping Centers
Lakeview Mall Manitowoc, WI	—	513	2,050	225	341	2,447	2,788	1,788	1968	Apr-87	3 - 40 years
Mariner Plaza Panama City, FL	1,581	295	1,180	1,107	295	2,287	2,582	671	1968	Aug-97	3 - 40 years
Midway Mills Crossing Carrollton, TX	—	588	2,365	2,034	1,227	3,760	4,987	1,984	1986	Oct-91	3 - 40 years
Northside Center Gainesville, FL	3,600	1,591	3,712	1,131	1,611	4,823	6,434	1,603	1977	Dec-91	3 - 40 years
University Center Waco, TX	—	578	2,430	1,330	525	3,813	4,338	1,879	1959	Jul-91	3 - 40 years

	$164,019	$33,631	$97,467	$100,028	$32,296	$198,830	$231,126	$48,245

(1)	Includes property improvements, impairment charges, and amounts written off in connection with sales of portions of certain properties.

(2)	Property was under construction at December 31, 2005.

(3)	Mortgage is collateralized by both Desert Winds and Silver Creek.

(4)	Mortgage is collateralized by Uptown Village Commercial, Uptown Village For Sale, and Uptown Village GLCC land.

(5)	No depreciation was recorded for these properties for 2005.

(6)	This property was sold in the first quarter of 2006.

SCHEDULE III
(Continued)
TARRAGON CORPORATION
REAL ESTATE AND ACCUMULATED DEPRECIATION

	2005	2004	2003
	(dollars in thousands)
Reconciliation of real estate

Balance at January 1	$642,206	$505,912	$539,001

Additions
Acquisitions or consolidation of joint ventures	39,811	147,531	2,156
Capital improvements	22,231	9,728	12,252
Development costs	45,980	11,120	9,910
Deductions
Sales or deconsolidation of joint ventures	(317,073)	(30,952)	(57,407)
Transfers to homebuilding inventory	(200,283)	—	—
Impairment charges	(1,746)	(1,133)	—

Balance at December 31	$231,126	$642,206	$505,912

Reconciliation of accumulated depreciation

Balance at January 1	$131,633	$110,817	$103,474

Additions
Depreciation expense	11,245	21,698	20,773
Consolidation of joint ventures	—	6,163	—
Deductions
Sales or deconsolidation of joint ventures	(68,662)	(7,045)	(13,430)
Transfers to homebuilding inventory	(25,971)	—	—

Balance at December 31	$48,245	$131,633	$110,817

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Based upon that evaluation and subject to the foregoing, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.
Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and
Stockholders of Tarragon Corporation
We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”, that Tarragon Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tarragon Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005, and our report dated March 15, 2006 expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
Dallas, Texas
March 15, 2006

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
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required by Item 10 with respect to our executive officers is incorporated by reference to the information included under the caption “Executive Officers” in our Proxy Statement for the 2006 Annual Meeting of Shareholders.
The information required by Item 10 with respect to our directors is incorporated by reference to the information included under the caption “Election of Directors–Nominees” in our Proxy Statement for the 2006 Annual Meeting of Shareholders.
The information required by Item 10 with respect to compliance with Section 16 of the Exchange Act is incorporated by reference to the information included under the caption “Securities Ownership of Certain Beneficial Owners and Management–Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2006 Annual Meeting of Shareholders.
We have adopted a code of conduct that applies to all directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. You can find our code of conduct on our website by going to our website address at http://www.tarragoncorp.com and clicking on the link for “Investor Relations,” followed by “Governance Documents” to the link entitled “Code of Business Conduct and Ethics.” We will post on our website any amendments to the code of conduct, as well as any waivers that are required to be disclosed by the rules of the SEC or the NASDAQ Stock Market on our website.
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
You can also obtain a printed copy of the materials referred to above by contacting us at the following address:
Tarragon Corporation
Attn: Investor Relations
423 W. 55th Street
New York, New York 10019-4460
Telephone: 212-949-5000
The audit committee of our board of directors is an “audit committee” for purposes of Section 3(a)(58) of the Securities Exchange Act of 1934. The members of that committee are Lawrence G. Schafran (chairman), Raymond V.J. Schrag, Willie K. Davis, and Martha E. Stark.

ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated by reference to the information included under the captions “Management–Executive Compensation” and “Election of Directors—Director Compensation” in our Proxy Statement for the 2006 Annual Meeting of Shareholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information required by Item 12 is incorporated by reference to the information included under the captions “Security Ownership of Certain Beneficial Holders and Management” and “Equity Compensation Plan Information” in our Proxy Statement for the 2006 Annual Meeting of Shareholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by Item 13 is incorporated by reference to the information included under the caption “Election of Directors—Certain Relationships and Related Transactions” in our Proxy Statement for the 2006 Annual Meeting of Shareholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 with respect to the fees and services of Grant Thornton LLP, our independent registered public accounting firm, is incorporated by reference to the information included under the caption “Report of the Audit Committee of the Board of Directors–Independent Auditors Fees” in our Proxy Statement for the 2006 Annual Meeting of Shareholders.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Report:
1. Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm – Grant Thornton LLP
Consolidated Balance Sheets — December 31, 2005 and 2004
Consolidated Statements of Income - Years Ended December 31, 2005, 2004, and 2003
Consolidated Statements of Stockholders’ Equity - Years Ended December 31, 2005, 2004, and 2003
Consolidated Statements of Cash Flows - Years Ended December 31, 2005, 2004, and 2003
Notes to Consolidated Financial Statements
2. Financial Statement Schedules
Schedule II – Valuation and Qualifying Accounts
Schedule III — Real Estate and Accumulated Depreciation
All other schedules are omitted because they are not applicable or because the required information is shown in the Consolidated Financial Statements or the notes thereto.
3. Exhibits
The following documents are filed as Exhibits to this report:

Exhibit
Number	Description

3.1	Articles of Incorporation of Tarragon Realty Investors, Inc. (incorporated by reference to Appendix C to the Proxy Statement/Prospectus filed as part of Registration Statement No. 333-25739 on Form S-4, filed April 24, 1997).

3.2	Certificate of Amendment to the Articles of Incorporation of Tarragon Corporation as filed with and approved by the Secretary of State of Nevada on June 17, 2004 (incorporated by reference to Exhibit 3.10 to Form 8-K filed June 23, 2004).

3.3	Certificate of Designation of Preferences and Relative Participating or Optional or Other Special Rights and Qualification, Limitations or Restrictions thereof of 10% Cumulative Preferred Stock of Tarragon Realty Investors, Inc., as filed with and approved by the Secretary of State of Nevada on May 1, 2000 (incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-31424 on Form S-4, filed March 1, 2000).

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES (Continued)

Exhibit
Number	Description

3.4	Bylaws of Tarragon Realty Investors, Inc. (incorporated by reference to Appendix D to the Proxy Statement/Prospectus filed as part of Registration Statement No. 333-25739 on Form S-4, filed April 24, 1997).

4.1	Indenture Agreement dated September 16, 2004, between Tarragon Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarterly period ended September 30, 2004).

10.1	Limited Liability Company Agreement of Tarragon Development LLC, dated February 7, 2000, between Tarragon Realty Investors, Inc., and The Rohdie Family LLC (incorporated by reference to Exhibit 10.1 to Form 10-K for the fiscal year ended December 31, 1999).

10.2	Amended and Restated Independent Director Share Option and Incentive Plan, as adopted July 21, 1995 and amended July 24, 1997 and November 24, 1998 (incorporated by reference to Exhibit 4.2 to Registration Statement No. 333-36582 on Form S-8 filed May 9, 2000).

10.3	Amended and Restated Share Option and Incentive Plan, as adopted July 21, 1995 and amended July 25, 1997, November 24, 1998 and May 1, 2000 (incorporated by reference to Exhibit 4.2 to Registration Statement No. 333-36576 on Form S-8 filed May 9, 2000).

10.4	Tarragon Corporation Amended and Restated Omnibus Plan, effective as of December 6, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 9, 2006).

10.5	Form of Stock Appreciation Rights Agreement under the Tarragon Corporation Amended and Restated Omnibus Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 2005).

10.6	Form of Incentive Stock Option Agreement under the Tarragon Corporation Amended and Restated Omnibus Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarterly period ended September 30, 2005).

10.7	Form of Director Stock Option Agreement under the Tarragon Corporation Amended and Restated Omnibus Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed on January 9, 2006).

10.8	Form of Restricted Stock Agreement under the Tarragon Corporation Amended and Restated Omnibus Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 17, 2006).

10.9	Limited Partnership Agreement of Ansonia Apartments, L.P., dated November 25, 1997 (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 6, 2005).

10.10	Letter Agreement amending Limited Partnership Agreement of Ansonia Apartments, L.P., dated July 15, 2001 (incorporated by reference to Exhibit 10.2 to Form 8-K filed December 6, 2005).

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES (Continued)

Exhibit
Number	Description

10.11	Amendment to Limited Partnership Agreement of Ansonia Apartments, L.P., dated as of February 1, 2002 (incorporated by reference to Exhibit 10.3 to Form 8-K filed December 6, 2005).

10.12	Amendment to Limited Partnership Agreement of Ansonia Apartments, L.P., dated as of November 30, 2005 (incorporated by reference to Exhibit 10.4 to Form 8-K filed December 6, 2005).

10.13	Letter Agreement dated March 6, 2006 between the Company and Beachwold (incorporated by reference to Exhibit 10.2 to Form 8-K filed March 10, 2006).

10.14	Promissory Note in the original principal amount of $30,000,000, executed by the Company for the benefit of Beachwold (incorporated by reference to Exhibit 10.3 to Form 8-K filed March 10, 2006).

10.15	Form of Restricted Stock Agreement between the Company and Non-Employee Directors (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 10, 2006).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Grant Thornton LLP

31.1*	Rule 13a-14(a) certification by William S. Friedman, chief executive officer.

31.2*	Rule 13a-14(a) certification by Erin D. Pickens, executive vice president and chief financial officer.

32*	Section 1350 certifications by William S. Friedman, chief executive officer, and Erin D. Pickens, executive vice president and chief financial officer.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
TARRAGON CORPORATION

Dated: March 16, 2006	By:	/s/ William S. Friedman
William S. Friedman, Chief Executive Officer, Director, and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacities In Which Signed	Date
/s/ William S. Friedman William S. Friedman	Chief Executive Officer, Director, and Chairman of the Board (Principal Executive Officer)	March 16, 2006

/s/ Robert P. Rothenberg	President and Director	March 16, 2006
Robert P. Rothenberg

/s/ Erin D. Pickens Erin D. Pickens	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 16, 2006

/s/ Stephanie D. Buffington	Director of Financial Reporting (Principal Accounting Officer)	March 16, 2006
Stephanie D. Buffington

/s/ Willie K. Davis Willie K. Davis	Director	March 16, 2006

/s/ Richard S. Frary Richard S. Frary	Director	March 16, 2006

/s/Lance Liebman Lance Liebman	Director	March 16, 2006

/s/ Robert C. Rohdie Robert C. Rohdie	Director	March 16, 2006

/s/ Lawrence G. Schafran Lawrence G. Schafran	Director	March 16, 2006

/s/ Raymond V.J. Schrag Raymond V. J. Schrag	Director	March 16, 2006

/s/ Martha E. Stark Martha E. Stark	Director	March 16, 2006

/s/ Carl B. Weisbrod Carl B. Weisbrod	Director	March 16, 2006

TARRAGON CORPORATION
INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Articles of Incorporation of Tarragon Realty Investors, Inc. (incorporated by reference to Appendix C to the Proxy Statement/Prospectus filed as part of Registration Statement No. 333-25739 on Form S-4, filed April 24, 1997).

3.2	Certificate of Amendment to the Articles of Incorporation of Tarragon Corporation as filed with and approved by the Secretary of State of Nevada on June 17, 2004 (incorporated by reference to Exhibit 3.10 to Form 8-K filed June 23, 2004).

3.3	Certificate of Designation of Preferences and Relative Participating or Optional or Other Special Rights and Qualification, Limitations or Restrictions thereof of 10% Cumulative Preferred Stock of Tarragon Realty Investors, Inc., as filed with and approved by the Secretary of State of Nevada on May 1, 2000 (incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-31424 on Form S-4, filed March 1, 2000).

3.4	Bylaws of Tarragon Realty Investors, Inc. (incorporated by reference to Appendix D to the Proxy Statement/Prospectus filed as part of Registration Statement No. 333-25739 on Form S-4, filed April 24, 1997).

4.1	Indenture Agreement dated September 16, 2004, between Tarragon Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarterly period ended September 30, 2004).

10.1	Limited Liability Company Agreement of Tarragon Development LLC, dated February 7, 2000, between Tarragon Realty Investors, Inc., and The Rohdie Family LLC (incorporated by reference to Exhibit 10.1 to Form 10-K for the fiscal year ended December 31, 1999).

10.2	Amended and Restated Independent Director Share Option and Incentive Plan, as adopted July 21, 1995 and amended July 24, 1997 and November 24, 1998 (incorporated by reference to Exhibit 4.2 to Registration Statement No. 333-36582 on Form S-8 filed May 9, 2000).

10.3	Amended and Restated Share Option and Incentive Plan, as adopted July 21, 1995 and amended July 25, 1997, November 24, 1998 and May 1, 2000 (incorporated by reference to Exhibit 4.2 to Registration Statement No. 333-36576 on Form S-8 filed May 9, 2000).

10.4	Tarragon Corporation Amended and Restated Omnibus Plan, effective as of December 6, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 9, 2006).

10.5	Form of Stock Appreciation Rights Agreement under the Tarragon Corporation Amended and Restated Omnibus Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 2005).

10.6	Form of Incentive Stock Option Agreement under the Tarragon Corporation Amended and Restated Omnibus Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarterly period ended September 30, 2005).

TARRAGON CORPORATION
INDEX TO EXHIBITS
(Continued)

Exhibit
Number	Description

10.7	Form of Director Stock Option Agreement under the Tarragon Corporation Amended and Restated Omnibus Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed on January 9, 2006).

10.8	Form of Restricted Stock Agreement under the Tarragon Corporation Amended and Restated Omnibus Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 17, 2006).

10.9	Limited Partnership Agreement of Ansonia Apartments, L.P., dated November 25, 1997 (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 6, 2005).

10.10	Letter Agreement amending Limited Partnership Agreement of Ansonia Apartments, L.P., dated July 15, 2001 (incorporated by reference to Exhibit 10.2 to Form 8-K filed December 6, 2005).

10.11	Amendment to Limited Partnership Agreement of Ansonia Apartments, L.P., dated as of February 1, 2002 (incorporated by reference to Exhibit 10.3 to Form 8-K filed December 6, 2005).

10.12	Amendment to Limited Partnership Agreement of Ansonia Apartments, L.P., dated as of November 30, 2005 (incorporated by reference to Exhibit 10.4 to Form 8-K filed December 6, 2005).

10.13	Letter Agreement dated March 6, 2006 between the Company and Beachwold (incorporated by reference to Exhibit 10.2 to Form 8-K filed March 10, 2006).

10.14	Promissory Note in the original principal amount of $30,000,000, executed by the Company for the benefit of Beachwold (incorporated by reference to Exhibit 10.3 to Form 8-K filed March 10, 2006).

10.15	Form of Restricted Stock Agreement between the Company and Non-Employee Directors (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 10, 2006).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Grant Thornton LLP

31.1*	Rule 13a-14(a) certification by William S. Friedman, chief executive officer.

31.2*	Rule 13a-14(a) certification by Erin D. Pickens, executive vice president and chief financial officer.

32*	Section 1350 certifications by William S. Friedman, chief executive officer, and Erin D. Pickens, executive vice president and chief financial officer.

*	Filed herewith