Form 10-Q
period 2006-03-31
TARRAGON CORP
filed 2006-05-10
CIK 1038217

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
Commission File Number 0-22999
Tarragon Corporation
(Exact name of registrant as specified in its charter)

Nevada	94-2432628

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1775 Broadway, 23rd Floor, New York, NY	10019

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (212) 949-5000
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Common Stock, $.01 par value	28,387,569

(Class)	(Outstanding at May 1, 2006)

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TARRAGON CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2006	2005
	(dollars in thousands)
Assets
Cash and cash equivalents	$35,237	$38,627
Restricted cash	17,369	21,830
Contracts receivable	9,506	49,745
Homebuilding inventory:
Land and land improvement costs	314,989	259,287
Construction in progress	1,012,070	795,781
Real estate held for investment (net of accumulated depreciation of $22,279 in 2006 and $21,392 in 2005)	123,856	122,165
Investments in and advances to partnerships and joint ventures	61,285	79,173
Assets held for sale	55,141	63,521
Other assets, net	61,038	65,415

	$1,690,491	$1,495,544

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable and other liabilities	$108,575	$103,164
Liabilities related to assets held for sale	50,430	54,671
Deferred tax liability	71,793	71,793
Mortgages and notes payable	946,223	830,265
Senior convertible notes	5,750	5,750
Subordinated unsecured notes	125,000	65,000

	1,307,771	1,130,643

Commitments and contingencies
Minority interest	21,121	14,403

Stockholders’ equity
Common stock, $.01 par value; authorized shares, 100,000,000; shares issued, 37,775,530 in 2006 and 37,937,860 in 2005	377	379
Special stock, $.01 par value; authorized shares, 17,500,000; no shares outstanding	—	—
Cumulative preferred stock, $.01 par value; authorized shares, 2,500,000; shares outstanding, 649,168 in 2006 and 748,833 in 2005; liquidation preference, $7,790 in 2006 and $8,986 in 2005, or $12 per share	7	7
Paid-in capital	397,516	402,531
Retained earnings (accumulated deficit)	2,120	(13,661)
Treasury stock, at cost (9,343,143 shares in 2006 and 9,370,496 shares in 2005)	(38,421)	(38,758)

	361,599	350,498

	$1,690,491	$1,495,544

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months
	Ended March 31,
	2006	2005
	(dollars in thousands,
	except per share data)
Revenue
Homebuilding sales	$89,190	$63,590
Rental and other	9,676	16,697

	98,866	80,287

Expenses
Costs of homebuilding sales	66,095	47,994
Property operations	5,080	8,190
Depreciation	887	3,415
General and administrative
Corporate	5,284	5,092
Property	1,297	1,293

	78,643	65,984

Other income and expenses
Equity in income of partnerships and joint ventures	1,145	8,430
Minority interests in income of consolidated partnerships and joint ventures	(283)	(836)
Interest income	193	142
Interest expense	(2,850)	(5,313)
Gain on sale of real estate	—	2,229

Income from continuing operations before income taxes	18,428	18,955
Income tax expense	(6,911)	(7,425)

Income from continuing operations	11,517	11,530
Discontinued operations, net of income taxes ($4.4 million in 2006 and $6.5 million in 2005)
Income (loss) from operations	(27)	1,090
Gain on sale of real estate	7,338	8,986

Net income	18,828	21,606
Dividends on cumulative preferred stock	(207)	(224)

Net income allocable to common stockholders	$18,621	$21,382

Earnings per common share
Income from continuing operations allocable to common stockholders	$.40	$.47
Discontinued operations	.25	.43

Net income allocable to common stockholders	$.65	$.90

Earnings per common share – assuming dilution
Income from continuing operations allocable to common stockholders	$.36	$.38
Discontinued operations	.23	.32

Net income allocable to common stockholders	$.59	$.70

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months
	Ended March 31,
	2006	2005
	(dollars in thousands)
Cash Flows from Operating Activities
Net income	$18,828	$21,606
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income taxes	—	123
Gain on sale of real estate	(11,740)	(16,991)
Minority interests in income of consolidated partnerships and joint ventures	283	836
Depreciation and amortization	3,932	5,321
Provision for estimated losses and impairment charges	266	—
Equity in income of partnerships and joint ventures	(1,145)	(8,430)
Noncash stock-based compensation	355	446
Changes in other operating assets and liabilities, net of effects of non-cash investing and financing activities:
Homebuilding inventory	(214,831)	(136,852)
Contracts receivable	36,203	33,049
Other assets	10,785	(11,753)
Other liabilities	381	12,599
Interest payable	(16,579)	(627)

Net cash used in operating activities	(173,262)	(100,673)

Cash Flows from Investing Activities
Purchase of rental apartment communities	—	(39,667)
Proceeds from the sale of real estate	14,909	37,336
Property capital improvements	(1,641)	(1,460)
Costs of developing rental apartment communities	(3,195)	(11,450)
Earnest money deposits (paid) received, net	3	(9)
Note receivable collections	60	3
Net distributions from partnerships and joint ventures	45	10,666
Net advances to partnerships and joint ventures for development costs or for the purchase of land for development	(5,084)	(10,060)
Distributions to minority partners of consolidated partnerships and joint ventures	(565)	(295)
Buyout of minority partners	(1,710)	(12,000)

Net cash provided by (used in) investing activities	2,822	(26,936)

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (Continued)

	For the Three Months
	Ended March 31,
	2006	2005
	(dollars in thousands)
Cash Flows from Financing Activities
Proceeds from borrowings	$272,595	$317,487
Principal payments on notes payable	(100,755)	(193,422)
Stock repurchases	(5,284)	(584)
Dividends to stockholders, including amounts accrued in prior years	(207)	(224)
Proceeds from the exercise of stock options	252	5,729
Other	449	(38)

Net cash provided by financing activities	167,050	128,948

Net increase (decrease) in cash and cash equivalents	(3,390)	1,339
Cash and cash equivalents, beginning of period	38,627	22,066

Cash and cash equivalents, end of period	$35,237	$23,405

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$17,366	$6,330

Income taxes paid	$2,516	$763

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Changes in assets and liabilities in connection with the purchase of rental apartment communities:
Real estate	$—	$39,342
Restricted cash	—	172
Other assets	—	555
Other liabilities	—	(402)

Cash paid	$—	$39,667

Assets written off and liabilities released in connection with the sale of real estate:
Real estate	$13,026	$58,802
Other assets	348	2,787
Notes and interest payable	(9,753)	(40,935)
Other liabilities	(452)	(270)
Minority interest	—	(39)
Gain on sale	11,740	16,991

Cash received	$14,909	$37,336

Effects on assets and liabilities of the consolidation of one homebuilding project in 2006:
Homebuilding inventory	$41,976	$—
Investments in and advances to partnerships and joint ventures	(24,012)	—
Other assets	474	—
Notes and interest payable	(9,605)	—
Other liabilities	(1,833)	—
Minority interest	(7,000)	—

	$—	$—

Liabilities that financed the purchase of homebuilding inventory	$167,212	$152,795

Homebuilding inventory transferred to real estate	$5,071	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1. BASIS OF PRESENTATION
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, but, in our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of consolidated financial position, consolidated results of operations, and consolidated cash flows at the dates and for the periods presented have been included. Operating results for the three month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2005. Dollar amounts in tables are in thousands, except for per share data.
NOTE 2. STOCK-BASED AWARDS
In 2002, we adopted the fair value method defined in Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” in accounting for our stock option plans. Previously we applied the Accounting Principles Board’s Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related Interpretations. We elected to apply SFAS No. 123 prospectively for all options granted or modified since the beginning of 2002, as allowed by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Effective January 1, 2006, we adopted SFAS No. 123(R) “Share-Based Payments”, using the modified prospective transition method, which replaces SFAS No. 123. SFAS No. 123(R) requires that compensation cost relating to share-based payment transactions be recognized in financial statements. Because the fair value recognition provisions of SFAS No. 123 and SFAS No. 123R were materially consistent under our equity plans, the adoption of SFAS No. 123(R) did not have a significant impact on our consolidated financial statements.
Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was approximately $222,000, net of income taxes. There was approximately $210,000, net of income taxes, of stock-based compensation expense recognized during the three months ended March 31, 2005.
The following table illustrates the effect on net income and earnings per common share for the three months ended March 31, 2006 compared with the proforma information for the three months ended March 31, 2005 as if the fair value based method had been applied to all outstanding and unvested awards.

	For The Three Months
	Ended March 31,
	2006	2005
	Actual	Proforma
Net income allocable to common stockholders, as reported	$18,621	$21,382
Add:
Stock-based employee compensation expense included in reported net income, net of income taxes	222	210
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(222)	(216)

Net income allocable to common stockholders	$18,621	$21,376

Earnings per common share Net income allocable to common stockholders	$.65	$.90

Earnings per common share — assuming dilution Net income allocable to common stockholders	$.59	$.70

Tarragon has an Omnibus Plan for employee and director options and stock-based awards. Under this plan, we have a maximum of two million shares of common stock available for issuance, including an aggregate of one million shares of common stock that are available for issuance of awards other than stock options. The plan authorizes the award of incentive stock options and non-qualified stock options to our employees and directors, as well as restricted or unrestricted stock awards or stock units; dividend equivalent rights; other stock based awards, including stock appreciation rights payable in stock or cash; and performance based and annual incentive awards. As of March 31, 2006, there were 1,583,575 shares of common stock available for grant under the Omnibus Plan. The stock options vest between one and five years from the date of grant and expire between five and ten years thereafter, unless the optionees’ relationship with Tarragon terminates earlier. The stock appreciation rights (“SARS”) have ten-year terms, are limited in appreciation to $15 per share, may be settled only in shares of our common stock, and vest between one and three years from the date of grant.
During the first quarter of 2006, we granted restricted stock awards for 81,086 shares of stock to employees and 3,500 shares of stock to directors under the Omnibus Plan. The director grants were immediately vested, but subject to the directors’agreement not to sell as long as the director remains on our board of directors. The fair value of the 3,500 shares issued to directors was $66,000 on the grant date. The restricted stock awards issued to employees vest in one year, and there are no restrictions on trading upon vesting. The fair value of the 81,086 shares is $1.6 million as of March 31, 2006.
The following table summarizes stock option and SARS activity:

	For the Three Months Ended March 31, 2006
	Stock Options		SARS
		Weighted Average		Weighted Average
	Number of Options	Exercise Prices	Number of SARS	Exercise Prices
Outstanding at January 1	2,721,767	$4.48	323,796	$13.74
Granted	165,500	20.53	2,300	19.50
Exercised	(30,228)	6.91	(42,999)	11.80
Forfeited	(25,875)	8.21	(250)	14.53

Outstanding at March 31	2,831,164	5.34	282,847	14.07

Exercisable at March 31	2,400,020	$3.79	90,750	$15.17

Nonvested at March 31	431,144	$13.98	192,097	$6.77

Weighted average grant-date fair value of options/SARS granted:
To employees and directors		$8.89		$5.99

The fair value of each option and stock appreciation right is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

For the Three Months Ended March 31, 2006
Dividend yield	—
Expected volatility	17%
Risk-free interest rate	4.53%
Expected lives (in years)	7.56
Forfeitures	1.8%
     The following table summarizes information about the options outstanding at March 31, 2006:

	Outstanding			Exercisable
		Weighted
		Average
Range of		Contractual	Weighted Average		Weighted Average
Exercise Prices	Options	Life	Exercise Price	Options	Exercise Price
$1.63-3.53	1,688,998	4.61	$3.14	1,688,626	$3.14
4.24-5.42	767,166	5.64	4.69	641,981	4.68
7.47-8.89	96,750	7.99	8.47	40,875	8.40
9.13-12.07	53,250	8.33	9.95	16,538	10.96
20.46-25.32	225,000	9.89	21.63	12,000	21.38

$1.63-25.32	2,831,164	5.49	$5.34	2,400,020	$3.79

     The following table summarizes information about the SARs outstanding at March 31, 2006:

	Outstanding			Exercisable
		Weighted
		Average
Range of		Contractual	Weighted Average		Weighted Average
Exercise Prices	SARs	Life	Exercise Price	SARs	Exercise Price
$8.47-12.11	124,550	8.70	$10.78	23,450	$11.32
16.33-19.97	156,997	8.83	16.61	66,000	16.39
21.20-23.63	1,300	9.15	22.82	1,300	22.82

$8.47-23.63	282,847	8.77	$14.07	90,750	$15.17

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 3. VARIABLE INTEREST ENTITIES
We have identified four joint ventures, over which we exercise significant influence but do not control, that qualify as variable interest entities (“VIEs”) and of which we are the primary beneficiary. These four entities have been consolidated in accordance with FIN 46R. Their assets and liabilities were recorded at carrying value. The four entities consist of two limited liability companies that are developing rental apartment communities, one with 328 units and the other with 90 units, one limited liability company engaged in homebuilding with a 215-unit age-restricted traditional new development, and one limited liability partnership engaged in land development. The aggregate total assets of these VIEs were $115.7 million as of March 31, 2006. Of the total assets, $25 million is classified as real estate held for investment and $83.6 million is classified as homebuilding inventory in the accompanying March 31, 2006, Consolidated Balance Sheet. Gross revenue of these VIEs for the three months ended March 31, 2006, contributed $1.6 million to homebuilding sales. Of the $83.5 million of the debt of these entities, $36.4 million is non-recourse to the general assets of Tarragon.
NOTE 4. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES
Investments in and advances to partnerships and joint ventures consisted of the following:

		Carrying Amount
		March 31,	December 31,
	Profits Interest	2006	2005
801 Pennsylvania Avenue	50%	$—	$—
Ansonia Apartments, L.P.	89%	—	—
Choice Home Financing, L.L.C.	50%	304	425
Delaney Square, L.L.C.	50%	—	—
Hoboken joint ventures:
900 Monroe Street Development, L.L.C.	63%	4,309	4,134
Block 106 Development, L.L.C.	63%	11,324	11,228
Block 99/102 Development, L.L.C.	55%(1)	8,205	15,956
Block 144 Development, L.L.C.	63%	4,082	4,026
Madison Warehouse Development, L.L.C.	63%	11,034	10,918
TDC/Ursa Hoboken Sales Center, L.L.C.	48%	1,458	1,455
Thirteenth Street Development, L.L.C.	50%	—	—
Upper Grand Realty, L.L.C.	50%	—	—
Keane Stud, L.L.C.	50%	5,621	—
LOPO, L.P.	50%	8,967	6,251
Merritt Stratford, L.L.C.	50%	278	256
Orchid Grove, L.L.C.	50%	4,017	2,774
Orion Towers Tarragon L.L.P.	70%(2)	—	15,662
Park Avenue Tarragon, L.L.C.	50%	1,055	5,456
Tarragon Calistoga, L.L.C.	80%	631	632

		$61,285	$79,173

(1)	In January 2006, Tarragon received $5.6 million, reducing its investment in Block 99/102 Development, L.L.C., when this entity closed a construction loan. In April 2006, we acquired the 15% interest of one of our partners, increasing our interest in profits to 70%.

(2)	Due to a change in control of the partnership, we consolidated this entity during the first quarter of 2006.
In accordance with Financial Accounting Standard Board’s Emerging Issues Task Force’s 96-16 Consensus, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights” and its 04-5 Consensus, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 4. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES (Continued)
Similar Entity When the Limited Partners Have Certain Rights,” we account for our investments in the above partnerships and joint ventures using the equity method.
We have guaranteed three construction loans and one land loan of four unconsolidated joint ventures as of March 31, 2006. Our guarantee of these four loans is limited to the fully funded debt of $209.3 million. At March 31, 2006, there was $91.3 million outstanding, all of which is guaranteed. We have recorded liabilities totaling $2 million in connection with three of these guarantees. Fair values of the other guarantees are not significant.
Below are unaudited summarized financial data for Ansonia Apartments and Park Avenue Tarragon individually and combined for our other unconsolidated partnerships and joint ventures that are not individually significant for the three month periods ended March 31, 2006 and 2005.
Three Months Ended March 31, 2006

	Ansonia	Park Avenue		All
	Apartments	Tarragon	Other	Partnerships
Homebuilding sales	$—	$11,131	$11,555	$22,686
Cost of homebuilding sales	—	(10,882)	(10,456)	(21,338)
Rental revenue	15,229	—	377	15,606
Mortgage banking income	—	—	465	465
Property and other operating expenses	(7,787)	—	(35)	(7,822)
Interest expense	(6,621)	—	(66)	(6,687)
Depreciation expense	(2,746)	—	(51)	(2,797)

Net income (loss)	(1,925)	249	1,789	113
Elimination of interest and management fees paid to Tarragon	504	—	—	504

Net income (loss) before interest and management fees paid to Tarragon	$(1,421)	$249	$1,789	$617

Equity in income of partnerships and joint ventures:
Tarragon’s share of net income (loss) before interest and management fees paid to Tarragon	$(1,272)	$358	$787	$(127)
Loss in excess of investment unrecognized	1,272	—	—	1,272

Equity in income of partnerships and joint ventures	$—	$358	$787	$1,145

(1)	In accordance with APB No. 18, “The Equity Method of Accounting for Investments in Common Stock,” we have discontinued recording our share of Ansonia’s losses because our investment balance is zero and we have not guaranteed Ansonia’s obligations. Our share of any future income generated by Ansonia would be reduced by these losses.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 4. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES (Continued)
Three Months Ended March 31, 2005

	Ansonia	Park Avenue		All
	Apartments	Tarragon	Other	Partnerships
Homebuilding sales	$—	$1,830	$54,625	$56,455
Cost of homebuilding sales	—	(1,411)	(35,021)	(36,432)
Rental revenue	5,326	—	3,054	8,380
Property and other operating expenses	(2,626)	—	(1,365)	(3,991)
Interest expense	(1,803)	—	(1,342)	(3,145)
Depreciation expense	(795)	—	(489)	(1,284)

Income from continuing operations	102	419	19,462	19,983
Discontinued operations
Loss from operations (1)	—	—	(263)	(263)
Loss on sale of real estate	—	—	(350)	(350)

Net income	102	419	18,849	19,370
Elimination of interest and management fees paid to Tarragon	270	—	92	362

Net income before interest and management fees paid to Tarragon	$372	$419	$18,941	$19,732

Equity in income of partnerships and joint ventures:
Tarragon’s share of net income before interest and management fees paid to Tarragon	$261	$177	$7,878	$8,316
Cash distributions in excess of investment	99	—	15	114

Equity in income of partnerships and joint ventures	$360	$177	$7,893	$8,430

(1)	Revenue presented in discontinued operations was $172,000 in 2005.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 5. EARNINGS PER COMMON SHARE
Earnings per common share have been computed based on the weighted average number of shares of common stock outstanding for the three month periods ended March 31, 2006 and 2005. Following is a reconciliation of earnings per common share and earnings per common share – assuming dilution.

	For the Three Months
	Ended March 31,
	2006	2005
Net income allocable to common stockholders, as reported	$18,621	$21,382
Add:
Interest expense on convertible notes, net of income taxes	227	869

Net income allocable to common stockholders — assuming dilution	$18,848	$22,251

Weighted average of common shares used in computing earnings per share	28,602,823	23,786,274
Convertible preferred interest of minority partner in consolidated joint venture	668,096	668,096
Convertible notes	469,771	5,065,356
Effect of stock options	2,128,001	2,222,604
Effect of stock appreciation rights	82,916	96,392
Weighted average of common shares used in computing earnings per share — assuming dilution	31,951,607	31,838,722

Earnings per common share
Net income allocable to common stockholders	$.65	$.90

Net income allocable to common stockholders — assuming dilution	$.59	$.70

NOTE 6. SEGMENT REPORTING
Our business is divided into two reporting segments – homebuilding and the operation of our investment portfolio. Our Homebuilding Division is the main focus of our business in terms of financial and human capital. Our activities in the Homebuilding Division encompass condominium conversions of existing apartment communities, the development of town homes and new mid-rise or high-rise condominiums for sale to residents, land development and sale, and development of new investment properties, primarily apartment communities. Funds generated by the operation, sale, or refinancing of properties in the investment portfolio support our overhead and finance our homebuilding activities. As discussed in NOTE 7. “ASSETS HELD FOR SALE,” in March 2005, our board of directors approved a strategic plan to divest a substantial portion of our Investment Division properties. Pursuant to this plan, we sold 15 properties during 2005, three properties during 2006 and have 12 properties classified as held for sale at March 31, 2006.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 6. SEGMENT REPORTING (Continued)
     Homebuilding. Our active for-sale communities at March 31, 2006, include the following:

		Remaining Homes
Community	Location	or Home Sites

High-and mid-rise developments:
1100 Adams	Hoboken, NJ	76
900 Monroe (2)	Hoboken, NJ	125
Alta Mar	Ft. Meyers, FL	26	(1)
Block 88	Hoboken, NJ	220
Block 99 (2)	Hoboken, NJ	217
The Exchange	Ft. Lauderdale, FL	87
Las Olas River House	Ft. Lauderdale, FL	34	(1)
One Hudson Park	Edgewater, NJ	168
Trio	Palisades Park, NJ	196
XII Hundred Grand (2), (3)	Hoboken, NJ	—	(1)
XIII Hundred Grand (2) , (3)	Hoboken, NJ	—	(1)
		1,149
Condominium and townhome conversions:
210 Watermark	Bradenton, FL	216
5600 Collins Avenue	Miami Beach, FL	6
Ballantrae	Sanford, FL	294
Bermuda Island	Naples, FL	360
Bishops Court at Windsor Parke	Jacksonville, FL	285
The Bordeaux	Orlando, FL	22
Central Park at Lee Vista	Orlando, FL	48
Cordoba Beach Park	Tampa, FL	79
Gables Floresta	Jupiter, FL	311
The Hamptons (2)	Orlando, FL	53
Knightsbridge at Stoneybrooke	Orlando, FL	396
Lofts on Post Oak (2)	Houston, TX	280
Madison at Park West	Charleston, SC	244
Mirabella	Jacksonville, FL	400
Monterra at Bonita Springs	Bonita Springs, FL	244
Montreux at Deerwood Lake	Jacksonville, FL	201
Oxford Place	Tampa, FL	249
The Quarter at Ybor City	Ybor City, FL	212
Southampton Pointe	Mt. Pleasant, SC	126
The Tradition at Palm Aire	Sarasota, FL	248
Twelve Oaks at Fenwick Plantation	Charleston, SC	216
Via Lugano	Boynton Beach, FL	364
Vista Grande	Tampa, FL	378
Waterstreet at Celebration	Celebration, FL	1

		5,233
Townhome and traditional new developments:
Orchid Grove (2)	Pompano Beach, FL	481
The Villas at Seven Dwarfs Lane	Orlando, FL	252
Warwick Grove	Warwick, NY	193

		926

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 6. SEGMENT REPORTING (Continued)

		Remaining Homes
Community	Location	or Home Sites

Land development:
Alexandria Pointe	Deland, FL	78
Belle Park	Nashville, TN	19
Lincoln Pointe	Aventura, FL	460
Southridge Pointe	Deland, FL	14
Woods of Lake Helen	Lake Helen, FL	64
Woods at Southridge	Deland, FL	5
		640

		7,948

(1)	We have recognized revenue from the sale of 131 homes for Alta Mar (of which 105 units have been delivered), 254 homes for Las Olas River House (of which 253 units have been delivered), 159 and 118, respectively, for XII Hundred Grand and XIII Hundred Grand (all of which have been delivered) under the percentage-of-completion method as of March 31, 2006.

(2)	Unconsolidated property.

(3)	Although all residential units have been delivered to buyers, these projects are still categorized as active projects because they have unsold commercial spaces as of March 31, 2006.
Also included in the Homebuilding Division are rental communities under development or in initial lease-up, and land held for development or sale. We had three apartment communities with 532 units in lease-up and/or units under construction at March 31, 2006. We measure the performance of our Homebuilding Division primarily by gross profit from home sales.
Investment. This division includes properties with stabilized operations. We consider a property stabilized when development or renovation is substantially complete and recurring operating income exceeds operating expenses and debt service. At March 31, 2006, our Investment Division had 2,721 consolidated stabilized apartments and 6,044 stabilized apartments owned through an unconsolidated partnership. It also had one consolidated commercial property with 102,000 square feet and one commercial property owned through an unconsolidated joint venture with 62,000 square feet. The results of operations of five apartment communities with 936 units and seven commercial properties with 646,000 square feet classified as held for sale at March 31, 2006, have been presented in discontinued operations in the accompanying Consolidated Statements of Income.
We use net operating income to measure the performance of our Investment Division. Net operating income is defined as rental revenue less property operating expenses. We believe net operating income is an important supplemental measure of operating performance of our investment properties because it provides a measure of the core operations of the properties. Additionally, we believe that net operating income, as defined, is a widely accepted measure of comparative operating performance in the real estate investment community. We believe that income before taxes is the most directly comparable GAAP measure to net operating income. The operating statements for the Investment Division present reconciliations of Investment Division net operating income to Investment Division income before taxes.
We allocate our general and administrative expenses between the segments based on the functions of the corporate departments. We allocate other corporate items, including interest income, management fee and other revenue, and minority interests in income of consolidated partnerships and joint ventures that are not directly associated with one of our divisions in the same proportions as general and administrative expenses are allocated. Income tax expense and liabilities are not allocated between the divisions. Income tax liabilities totaled $89.8 million at March 31, 2006, and $81 million at December 31, 2005.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 6. SEGMENT REPORTING (Continued)
Following are operating statements and balance sheets for our two reporting segments and net operating income for our Investment Division. In our segment operating statements, we do not distinguish between consolidated and unconsolidated properties. We have provided a reconciliation of segment revenue to consolidated revenue below.

	HOMEBUILDING DIVISION
	Operating Statements
	For the Three Months Ended March 31,
	2006		2005
Homebuilding sales	$111,876	100%	$120,045	100%
Cost of homebuilding sales (1)	(87,433)	(78%)	(84,427)	(70%)

Gross profit on homebuilding sales	24,443	22%	35,618	30%

Minority interests in homebuilding sales of consolidated partnerships and joint ventures	(112)	—	(807)	(1%)
Outside partners’ interests in homebuilding sales of unconsolidated partnerships and joint ventures	(731)	(1%)	(10,641)	(9%)
Performance-based compensation related to projects of unconsolidated partnerships and joint ventures	(87)	—	(759)	(1%)
Additional costs attributable to profits recognized by the investment division on intercompany sales	(4,079)	(4%)	(519)	—

	19,434	17%	22,892	19%
Other income and expenses:
Net loss from rental operations	(554)	—	(1,085)	(1%)
Mortgage banking net income	229	—	—	—
General and administrative expenses	(5,148)	(5%)	(4,416)	(4%)
Other corporate items	33	—	175	—
Prepayment penalty on early retirement of debt in connection with condominium conversion	(1,639)	(1%)	—	—
Gain on sale of real estate or disposition of other assets	—	—	2,229	2%

Income before taxes	$12,355	11%	$19,795	16%

(1)	Cost of homebuilding sales includes marketing and advertising of for-sale communities, salaries and office costs related to personnel directly involved in acquiring, managing, and accounting for for-sale communities, as well as land, construction costs, architectural and engineering fees, and capitalized interest.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 6. SEGMENT REPORTING (Continued)

	HOMEBUILDING DIVISION
	Balance Sheets
	March 31,	December 31,
	2006	2005
Assets
Cash and cash equivalents	$32,926	$36,638
Restricted cash	14,816	18,846
Contracts receivable	9,506	49,745
Homebuilding inventory: (1)
Land and land improvement costs	315,003	259,287
Construction in progress	1,032,720	820,524
Real estate held for investment	73,073	71,022
Investments in partnerships and joint ventures	61,285	79,173
Other assets, net	51,394	56,745
	$1,590,723	$1,391,980

Liabilities and Equity
Accounts payable and other liabilities	$81,638	$82,358
Mortgages and notes payable	877,455	764,403

	959,093	846,761

Minority interest	10,021	3,309
Equity	621,609	541,910

	$1,590,723	$1,391,980

(1)	Prior to 2004, the Homebuilding Division recognized profits on properties it transferred to the Investment Division upon completion and stabilization. In 2004, we began to transfer properties between divisions at cost. In 2005, nine properties were transferred from the Investment Division to the Homebuilding Division for conversion and sale as condominium homes. Homebuilding inventory of the Homebuilding Division includes $20.7 million of additional basis as of March 31, 2006 and $24.7 million as of December 31, 2005 related to these profits from transfers prior to 2004.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 6. SEGMENT REPORTING (Continued)

	INVESTMENT DIVISION
	Operating Statements
	For the Three Months Ended March 31,
	2006		2005
Rental revenue	$22,699	100%	$33,174	100%
Property operating expenses	(12,507)	(55%)	(16,628)	(50%)

Net operating income	10,192	45%	16,546	50%
Net gain on sale of real estate	10,229		13,951
Distributions from unconsolidated partnerships and joint ventures in excess of investment	—		114
Losses in excess of investment unrecognized	1,272		—
Minority interests in income of consolidated partnerships and joint ventures	(36)		(128)
Elimination of management and other fees paid to Tarragon by unconsolidated partnerships and joint ventures	504		362
Outside partners’ interests in (income) losses of unconsolidated partnerships and joint ventures	111		(87)
General and administrative expenses	(1,433)		(1,969)
Other corporate items	528		228
Impairment charges	(266)		—
Interest expense	(5,432)		(9,828)
Depreciation expense	(3,873)		(5,507)

Income before taxes	$11,796		$13,682

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 6. SEGMENT REPORTING (Continued)

	INVESTMENT DIVISION
	Balance Sheets
	March 31,	December 31,
	2006	2005
Assets
Cash and cash equivalents	$2,311	$1,989
Restricted cash	2,553	2,984
Real estate held for investment (1)	53,280	53,749
Investments in partnerships and joint ventures	26,051	26,250
Assets held for sale (1)	61,132	71,100
Other assets, net	6,954	5,979

	$152,281	$162,051

Liabilities and Deficit
Accounts payable and other liabilities	$8,956	$11,584
Liabilities related to assets held for sale	50,430	54,671
Mortgages and notes payable	68,768	65,861
Senior convertible notes	5,750	5,750
Subordinated unsecured notes	125,000	65,000
	258,904	202,866

Minority interest	11,100	11,094
Deficit (2)	(117,723)	(51,909)

	$152,281	$162,051

(1)	Prior to 2004, the Homebuilding Division recognized profits on properties it transferred to the Investment Division upon completion and stabilization. In 2004, we began to transfer properties between divisions at cost. Real estate held for investment includes $2.5 million of additional basis as of March 31, 2006, and $2.6 million as of December 31, 2005 related to these profits from transfers prior to 2004. Assets held for sale include $6 million of additional basis as of March 31, 2006 and $7.6 million as of December 31, 2005 related to these profits from transfers prior to 2004.

(2)	The Investment Division’s deficit is the result of distributions to the parent company exceeding accumulated divisional earnings.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 6. SEGMENT REPORTING (Continued)

	For the Three Months Ended March 31,
	2006		2005
Investment division net operating income:
Rental revenue
Same store stabilized apartment communities	$19,207	100%	$18,309	100%
Apartment communities targeted for condominium conversion in 2005	—	—	6,551	100%
Apartment communities acquired during period	1,173	100%	682	100%
Apartment communities sold during period	144	100%	3,585	100%
Commercial properties	2,175	100%	4,047	100%

	22,699	100%	33,174	100%
Property operating expenses
Same store stabilized apartment communities	(10,192)	(53%)	(9,359)	(51%)
Apartment communities targeted for condominium conversion in 2005	—	—	(2,754)	(42%)
Apartment communities acquired during period	(790)	(67%)	(236)	(35%)
Apartment communities sold during period	(219)	(152%)	(2,251)	(63%)
Commercial properties	(1,306)	(60%)	(2,028)	(50%)

	(12,507)	(55%)	(16,628)	(50%)
Net operating income (loss)
Same store stabilized apartment communities	9,015	47%	8,950	49%
Apartment communities targeted for condominium conversion	—	—	3,797	58%
Apartment communities acquired during period	383	33%	446	65%
Apartment communities sold during period	(75)	(52%)	1,334	37%
Commercial properties	869	40%	2,019	50%

	$10,192	45%	$16,546	50%

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 6. SEGMENT REPORTING (Continued)

	For the Three Months Ended
	March 31,
	2006	2005
Reconciliation of divisional revenues to consolidated revenue:
Homebuilding division total revenue	$111,876	$120,045
Less homebuilding revenue of unconsolidated partnerships and joint ventures	(22,686)	(56,455)
Add management fee and other revenue included in other corporate items	20	174
Add rental revenues from homebuilding properties presented in net income from property operations (1)	5,674	341

Homebuilding division contribution to consolidated revenue	94,884	64,105

Investment division rental revenue	22,699	33,174
Less investment division rental revenue presented in discontinued operations	(3,459)	(8,526)
Add management fee and other revenue included in other corporate items	348	86
Less rental revenues of unconsolidated partnerships and joint ventures	(15,606)	(8,552)

Investment division contribution to consolidated revenue	3,982	16,182

Consolidated total revenue	$98,866	$80,287

Reconciliation of divisional net income to consolidated net income:
Homebuilding division income before taxes	$12,355	$19,795
Add additional costs attributable to profits recognized by investment division on intercompany sales (2)	4,079	519

Homebuilding division contribution to consolidated net income	16,434	20,314

Investment division income before taxes	11,796	13,682
Add reduction to investment division gain on sale of real estate for profit previously recognized by homebuilding division (3)	1,511	811
Add depreciation on higher basis resulting from intercompany sales (3)	384	700

Investment division contribution to consolidated net income	13,691	15,193

Income tax expense	(11,297)	(13,901)

Consolidated net income	$18,828	$21,606

(1)	Rental revenue generated by properties transferred from the Investment Division to the Homebuilding Division for conversion to condominiums and properties developed by the Homebuilding Division in lease-up.

(2)	Prior to 2004, the Investment Division recognized gains on transfers of properties to the Homebuilding Division for conversion and sale as condominium homes. Beginning in 2004, properties are transferred between divisions at cost.

(3)	Prior to 2004, the Homebuilding Division recognized profits on properties it transferred to the Investment Division upon completion and stabilization. Beginning in 2004, properties are transferred between divisions at cost.

	March 31,	December 31,
	2006	2005
Reconciliation of divisional total assets to consolidated total assets:
Homebuilding division total assets	$1,590,723	$1,391,980
Investment division total assets	152,281	162,051

	1,743,004	1,554,031
Less higher basis resulting from intercompany sales (1)	(55,204)	(61,178)
Add goodwill	2,691	2,691

Consolidated total assets	$1,690,491	$1,495,544

(1)	Prior to 2004, both divisions recognized gains on transfers of properties between divisions. Beginning in 2004, properties are transferred between divisions at cost.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 7. ASSETS HELD FOR SALE
In March 2005, our board of directors approved a plan to divest substantially all of our Investment Division properties. Pursuant to this plan, we sold 18 properties in 2005 and 2006 and contributed our interests in 11 properties to an unconsolidated partnership during 2005. The remaining Investment Division properties we intend to sell are classified as assets held for sale as of March 31, 2006, and their results of operations, along with the results of operations of the 18 properties sold, are presented in discontinued operations.
Assets held for sale and liabilities related to assets held for sale in the accompanying Consolidated Balance Sheets include the following:

	March 31,	December 31,
	2006	2005
Real estate (net of accumulated depreciation of $25,290 in 2006 and $26,853 in 2005)	$52,697	$60,713
Other assets, net	2,444	2,808

	$55,141	$63,521

Mortgages and notes payable	$49,118	$52,446
Accounts payable and other liabilities	1,312	2,225

	$50,430	$54,671

The March 31, 2006, amounts include balances related to five apartment communities and seven commercial properties actively marketed for sale. The December 31, 2005, amounts included balances related to five apartment communities and nine commercial properties either under contract of sale or actively marketed for sale at December 31, 2005. During the first three months of 2006, one of the apartment communities and two of the commercial properties were sold.
In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” operating results for properties for which we have implemented plans of disposal have been reported in discontinued operations. Discontinued operations for the three months ended March 31, 2006 and 2005 include the operations of 24 properties sold since the beginning of 2004 and 12 properties held for sale as of March 31, 2006, which were previously reported in the Investment Division. The results of these operations were as follows:

	For the Three Months Ended
	March 31,
	2006	2005
Rental revenue	$3,459	$8,526
Property operating expenses	(2,399)	(4,603)
Interest expense	(837)	(1,973)
Depreciation expense	—	(160)
Impairment charges	(266)	—

Income (loss) from operations before income taxes	(43)	1,790
Income tax (expense) benefit	16	(700)

Income (loss) from operations	$(27)	$1,090

Gain on sale of real estate before income taxes	$11,740	$14,762
Income tax expense	(4,402)	(5,776)

Gain on sale of real estate	$7,338	$8,986

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 8. COMMITMENTS AND CONTINGENCIES
In April 2003, in connection with renovations at Pine Crest Village at Victoria Park, our contractor disturbed asbestos-containing materials. These actions were subsequently investigated by the Environmental Protection Agency and the United States Attorney for the Southern District of Florida for possible violations of federal criminal laws. We have been involved in extensive discussions with the United States Attorney and we have reached a resolution of this matter. These discussions resulted in the filing on April 25, 2006, of a criminal information charging Tarragon Management, Inc. (“TMI”) with one felony count for failure to comply with Clean Air Act Work Practice Standards for Asbestos in the United States District Court for the Southern District of Florida. The maximum combined fine and community service payment for the offense charged against TMI is $1 million. We have also agreed to institute an environmental compliance program. Simultaneously, the United States Attorney filed separate but identical charges against the contractor, and one current and one former employee of Tarragon with oversight responsibility for the Pine Crest condominium conversion. During 2005, we accrued a $1 million loss contingency for the estimated fines. We have incurred legal and other professional fees and costs of relocation of residents in connection with this matter of $645,000 to date. Remediation was completed in March 2004 at a cost of approximately $795,000. Except for the Pine Crest matter, we are not aware of any liability relating to federal, state, and local environmental laws, ordinances, and regulations that would have a material adverse effect on our business, financial position, or results of operations.
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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements are based on our current expectations, estimates, forecasts, and projections about the industries in which we operate, our beliefs, and assumptions that we have made based on our current knowledge. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify our forward-looking statements. These statements are not guarantees of future performance and involve many risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual outcomes and results may be materially different from what is expressed or forecast in our forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.
The risks, uncertainties, and assumptions that are involved in our forward-looking statements include:
•	our ability to identify and secure additional apartment properties and sites that meet our criteria for future acquisition or development;

•	an increase in competition for home purchasers and tenants, or a decrease in demand by home purchasers and tenants;

•	the effects of fluctuating interest rates, and the pricing and availability of construction and mortgage financing;

•	our substantial indebtedness and high leverage which could adversely affect our financial health in the event we cannot fulfill our debt service obligations;

•	construction delays or cost overruns, either of which may increase project development costs;

•	our ability to obtain zoning, occupancy, and other required governmental permits and authorizations;

•	opposition from local community or political groups with respect to development or construction at a particular site;

•	the adoption, on the national, state, or local level, of more restrictive laws and governmental regulations, including more restrictive zoning, land use, or environmental regulations and increased real estate taxes;

•	our ability to generate sufficient cash flow to meet our debt service obligations;

•	our ability to sell our older, under-performing properties when necessary for cash flow purposes; and

•	general industry, economic, and market conditions particularly with regard to apartment property occupancy, rental growth rates, prevailing rental rates, and competition in the markets where our rental properties are concentrated.

These factors are representative of the risks, uncertainties, and assumptions that could cause actual outcomes and results to differ materially from what is expressed or forecast in forward-looking statements. In addition, these statements could be affected by local, national, and world economic conditions and political events, including the global economic slowdown and fluctuations in interest and currency exchange rates. For additional information see “Risk Factors” beginning on page 12 of our Annual Report on Form 10-K for the year ended December 31, 2005.
Business Overview
General
We are a homebuilder and real estate developer with over 30 years of experience in the real estate industry. Our large projects in urban areas require long lead times. As a result, there is a significant time period between the commencement of a project and receipt of revenue. Revenue and gross profit from our for-sale communities for the three-month periods ended March 31, 2006 and 2005, are presented below under the caption “Operating Results of Homebuilding Projects.”
For the past several years, we also operated a real estate investment business. We began divesting this business in March 2005. Over the past several years, funds generated by the operation, sale, or refinancing of properties in the investment portfolio financed the growth of our homebuilding and development activities.
Revenue. Our revenue is principally derived from:
•	Homebuilding sales, which represent sales of condominium homes, townhomes, and developed land reported on either the completed contract or percentage-of-completion method of revenue recognition, as appropriate; and

•	Rental revenue from apartment and commercial leases.
Expenses. Our expenses principally consist of:
•	Costs of homebuilding sales, which include land, construction costs, construction supervision, marketing, commissions and other selling costs, capitalized interest (including $2.5 million in 2006 and $2 million in 2005) developer fees, and architectural and engineering fees;

•	Property operating expenses, which are costs associated with operating, leasing, and maintaining rental apartment communities and office and retail properties, including payroll and benefit expenses of site-level employees;

•	Depreciation of rental apartment communities and office and retail properties; and

•	General and administrative expenses, a significant portion of which consists of compensation, benefits and other personnel-related costs.
Other income and expenses. Other income and expenses include:
•	Interest expense related to mortgages and other debt;

•	Equity in income or losses of partnerships and joint ventures, which represents our share of the net income or net loss of unconsolidated partnerships and joint ventures and may include income from distributions received from those entities in excess of our share of their income when we have recovered our investment in them (the source of such distributions is generally proceeds from sales or financings of properties);

•	Gain on sales of real estate, which generally consists of gain from sales of assets in our Investment Division and are typically reported in discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144; and

•	Minority interests in income from consolidated partnerships and joint ventures, which consists of our partners’ share of gross profit from homebuilding sales or net income or net loss resulting from rental operations and the return on a preferred interest in Tarragon Development Company, LLC.
Outlook
Our homebuilding business has experienced rapid growth since its inception. We believe our focus on urban and high-density homebuilding will continue to present growth opportunities for us for a number of reasons including:
•	our pipeline of future projects, which we have built up over the last seven years and include a number of large projects in New Jersey, Ft. Lauderdale, Orlando, and Nashville that are expected to produce substantial revenues over the next five or more years;

•	scarcity of suburban land for development and increased restrictions and controls on growth in many areas, channeling a larger share of new construction into urban and other areas where high density housing predominates;

•	demographic trends of increased immigration, smaller households, and later marriages tend to favor demand in urban as opposed to other areas;

•	smart growth initiatives driven by high fuel costs, environmental considerations, a desire to reduce suburban sprawl and increasing traffic congestion favor high density residential developments; and

•	the recent investment performance of residential real estate and the availability and low cost of mortgage financing resulting in greater demand for home ownership rather than renting.
During the first three months of 2006, we spent $201.8 million purchasing three rental communities with 965 apartments for conversion to condominiums. In addition, we invested $13.1 million to purchase two parcels of land (held in two unconsolidated joint ventures) for development of for-sale communities.
Sales at five recently opened condominium conversion projects on Florida’s west coast, which we believe has been a primarily investor-driven market, have been much slower than anticipated. We have also seen more modest slowdowns in sales activity in other Florida markets, where we believe the level of sales activity is now more in line with historical norms. Nevertheless, we presently anticipate total 2006 homebuilding sales revenue, including revenue from unconsolidated properties, will be higher than in 2005.
Pursuant to a strategic plan announced in March 2005, we have divested a substantial portion of our investment properties and expect to divest substantially all of the remaining investment properties during 2006. As a result, revenues, expenses, and cash flows from rental operations declined in 2005 and are expected to decline further in 2006. Cash proceeds from this capital redeployment plan have been and will be used to expand our homebuilding operation, reduce debt, and repurchase common stock. Five apartment communities with 936 units and seven commercial properties with 646,000 square feet were classified as assets held for sale at March 31, 2006, and their operating results are presented in discontinued operations in the Statements of Income for the three months ended March 31, 2006 and 2005.

Factors Affecting Comparability of Results of Operations
Distributions in Excess of Investment in Unconsolidated Entities. Distributions in excess of investment in our unconsolidated entities are primarily related to distributions by those entities resulting from non-recourse refinancing proceeds where we have recovered our investment in those entities. If an unconsolidated entity becomes consolidated, we will no longer recognize the receipt of cash in excess of our share of income from that entity as income.
Percentage-of-Completion Revenue Recognition. Because the percentage-of-completion method of revenue recognition requires us to recognize revenue from sales of homes prior to the closing of such sales, the timing of revenue generated by projects using the percentage-of-completion method will not be comparable to the timing of revenue generated by projects using the closing method. See “Critical Accounting Policies and Estimates—Revenue Recognition” on page 64 of the Annual Report on Form 10-K for the year ended December 31, 2005.
Results of Operations
Overview
For the three months ended March 31, 2006, total consolidated revenue was $98.9 million, compared to $80.3 million reported for the corresponding period in 2005. This increase is attributable to the increase in consolidated homebuilding sales, which increased from $63.6 million in 2005 to $89.2 million in 2006. We expect homebuilding sales revenue to continue to increase as more communities under development and in our pipeline, especially in the Northeast, begin to generate revenue. See the tables that summarize homebuilding sales and present our active projects, including backlog of homes sold, not closed, and our development pipeline below under the caption “Operating Results of Homebuilding Projects” and “Active Projects and Development Pipeline.”
Rental revenue decreased $7.1 million, or 43.4%, for the three months ended March 31, 2006, compared to the same period of 2005. A decrease of $6.8 million resulted from the contribution of 11 properties to an unconsolidated partnership in November 2005.
Income from continuing operations was $11.5 million for the three months ended March 31, 2006, compared to $11.5 million for the three months ended March 31, 2005. Equity in income of partnerships and joint ventures decreased $7.3 million chiefly due to a decrease in gross profit from homebuilding sales in unconsolidated partnerships and joint ventures as projects owned by these entities neared completion and close out. This was partially offset by an increase of $7.5 million in gross profit from consolidated homebuilding sales.
During the three months ended March 31, 2006, we recognized gains on sale of real estate of $7.3 million (net of income tax expense of $4.4 million), including those presented in discontinued operations in accordance with SFAS No. 144. During the corresponding period of 2005, gains on sale, including those presented in discontinued operations, were $9 million (net of income tax expense of $6.5 million). See “Sales of Consolidated Properties” below.

Operating Results of Homebuilding Projects. The following table presents revenue and gross profit for each of our for-sale communities.

	For the Three Months Ended March 31,
	2006		2005
	Units	Dollars	Units	Dollars
Revenue recognized on the closing method by community
Consolidated communities
Arlington Park	—	$—	23	$4,939
Bishops Court at Windsor Park	39	5,594	—	—
The Bordeaux	74	13,189	—	—
Central Park at Lee Vista	162	29,458	—	—
Cordoba Beach Park	18	6,048	—	—
Georgetown at Celebration	—	14	—	—
Montreux at Deerwood Lake	36	6,250	—	—
Oxford Place	49	8,077	—	—
Pine Crest Village II	—	—	11	2,356
The Quarter at Ybor City	35	6,941	—	—
Southampton Pointe	20	3,893	—	—
Tuscany on the Intracoastal	—	—	55	15,620
Venetian Bay Village II & III	2	397	59	8,682
Villas at Seven Dwarfs Lane	4	705	—	—
Warwick Grove	3	1,625	—	—
Waterstreet at Celebration	—	—	25	6,424
Yacht Club on the Intracoastal	3	970	—	—
Land development	21	1,543	22	1,128

	466	84,704	195	39,149

Unconsolidated communities
The Grande	1	250	216	40,289
The Hamptons	49	11,131	10	1,830
Lofts on Post Oak	36	10,767	—	—

	86	22,148	226	42,119

Total revenue recognized on the closing method	552	106,852	421	81,268

Revenue recognized on the percentage-of-completion method by community
Consolidated communities
Alta Mar (1)	—	(980)	16	7,816
Las Olas River House (2)	3	5,466	15	16,625

	3	4,486	31	24,441

Unconsolidated communities
XII Hundred Grand (3)	—	541	23	10,062
XIII Hundred Grand (3)	—	(3)	—	4,274

	—	538	23	14,336

Total revenue recognized on the percentage-of-completion method	3	5,024	54	38,777

Total homebuilding sales revenue	555	$111,876	475	$120,045

	For the Three Months Ended March 31,
	2006	2005
Gross profit (loss) on homebuilding sales revenue recognized on the closing method by community
Consolidated communities
Arlington Park	$—	$1,264
Bishops Court at Windsor Park	2,444	—
The Bordeaux	4,658	—
Central Park at Lee Vista	14,518	—
Cordoba Beach Park	84	—
Georgetown at Celebration	(297)	—
Montreux at Deerwood Lake	(1,087)	—
Oxford Place	3,683	—
Pine Crest Village II	—	964
The Quarter at Ybor City	(302)	—
Southampton Pointe	(455)	—
Tuscany on the Intracoastal	—	3,813
Venetian Bay Village II & III	53	1,376
Villas at Seven Dwarfs Lane	170	—
Warwick Grove	229	—
Waterstreet at Celebration	—	2,377
Yacht Club on the Intracoastal	571	—
Land development	135	—

	24,404	9,794

Unconsolidated communities
The Grande	134	13,001
The Hamptons	250	419
Lofts on Post Oak	1,069	—
	1,453	13,420

Total gross profit on homebuilding sales revenue recognized on the closing method	25,857	23,214

Gross profit (loss) on homebuilding sales revenue recognized on the percentage-of-completion method by community
Consolidated communities
Alta Mar (1)	(552)	2,430
Las Olas River House (2)	(757)	3,371

	(1,309)	5,801

Unconsolidated communities
XII Hundred Grand (3)	15	4,692
XIII Hundred Grand (3)	(120)	1,911

	(105)	6,603

Total gross profit (loss) on homebuilding sales revenue recognized on the percentage-of-completion method	(1,414)	12,404

Total gross profit on homebuilding sales	$24,443	$35,618

(1)	At March 31, 2006, 100% of the homes had either closed or were under firm contracts totaling $49.1 million, and construction was 96% complete. Through March 31, 2006, we closed sales of 105 homes totaling $39.2 million. We have recorded deferred revenue from these closings of $1.7 million which will be recognized as completion of the project progresses.

(2)	At March 31, 2006, 89% of the homes had either closed or were under firm contracts totaling $216.6 million, and construction was 98% complete. Through March 31, 2006, we closed sales of 253 homes totaling $212.2 million. We have recorded deferred revenue from these closings of $4.8 million which will be recognized as completion of the project progresses.

(3)	At XII Hundred Grand, all homes and three commercial units have closed with contracts totaling $72.5 million, and construction was 98% complete at March 31, 2006. We have recorded deferred revenue from these closings of $1.5 million which will be recognized as completion of the project progresses. At XIII Hundred Grand, all homes and two commercial units have closed with contracts totaling $45.9 million, and construction was 99% complete at March 31, 2006. We have deferred revenue from these closings of $256,000 which will be recognized as completion of the project progresses.
The following table presents homebuilding sales revenue for both consolidated and unconsolidated communities by product type.

	High- and	Condominium	Townhome and
	Mid-rise	and Townhome	Traditional New	Land
For the Three Months Ended	Developments	Conversions	Developments	Development	Total
March 31, 2006	$5,024	$102,583	$2,726	$1,543	$111,876
March 31, 2005	$38,777	$66,519	$13,621	$1,128	$120,045

Gross profit on homebuilding sales is based on estimates of total project sales value and total project costs. When estimates of sales value or project costs are revised, gross profit is adjusted in the period of change so that cumulative project earnings reflect the revised profit estimate. During 2006, our revised estimates of the pace of remaining sales, based on current market conditions, resulted in increases in projected marketing costs and sales incentives and, therefore, lower estimated gross profit margins at some of our projects. We revised our estimates of sellout value and/or development costs for the following projects, changing their estimated gross profit margins from those used in 2005: Lofts on Post Oak increased 4.7%; Southampton Pointe decreased 5.4%; Montreaux at Deerwood Lake decreased 5.3%; The Quarter at Ybor City decreased 3.1%; Central Park at Lee Vista decreased 2.4%; The Hamptons decreased 2.3%; and Las Olas River House decreased 1%. These adjustments decreased net income for the first quarter of 2006 by $5.1 million. Accordingly, overall margins are expected to improve significantly in future quarters if current sales rates continue.
Operating Results of Consolidated Rental Properties. At March 31, 2006, our consolidated rental properties presented in continuing operations included apartment communities with 1,785 apartments (excluding 936 units in assets held for sale and presented in discontinued operations) and one commercial property with 102,000 square feet (excluding 646,000 square feet in assets held for sale and presented with discontinued operations). The following table summarizes aggregate property level revenue and expenses for our consolidated rental properties presented in continuing operations for the three months ended March 31, 2006 and 2005. The revenue and expenses below exclude management fee and other revenue and interest expense and corporate debt.

	For the Three Months Ended March 31,
	2006	2005	Change
Rental revenue	$9,308	$16,436	$(7,128)
Property operating expenses	(5,080)	(8,190)	3,110
Interest expense	(200)	(3,535)	3,335
Depreciation expense	(887)	(3,415)	2,528

	$3,141	$1,296	$1,845

The following table illustrates the impact on the change between 2005 and 2006 resulting from properties targeted for conversion to condominium homes for sale and properties contributed to an unconsolidated partnership in 2005 on the revenues and expenses of our consolidated rental properties for the three months ended March 31, 2006 and 2005.

	Condominium	Properties
	Conversions	Deconsolidated	Other Changes	Total
Rental revenue	$(1,067)	$(6,806)	$745	$(7,128)
Property operating expenses	340	3,100	(330)	3,110
Interest expense	1,942	2,170	(777)	3,335
Depreciation expense	1,040	1,418	70	2,528

	$2,255	$(118)	$(292)	$1,845

Equity in Income of Unconsolidated Partnerships and Joint Ventures. The following table summarizes the components of equity in income of unconsolidated partnerships and joint ventures for the three months ended March 31, 2006 and 2005:

	For the Three Months Ended March 31,
	2006	2005	Change
Homebuilding operations
Homebuilding sales revenue	$22,686	$56,455	$(33,769)
Costs of homebuilding sales	(21,338)	(36,432)	15,094

Gross profit from homebuilding sales	1,348	20,023	(18,675)

Rental property operations
Rental revenue	15,606	8,380	7,226
Property and other operating expenses	(7,822)	(3,991)	(3,831)
Interest expense	(6,687)	(3,145)	(3,542)
Depreciation expense	(2,797)	(1,284)	(1,513)
Mortgage banking income	465	—	465
Discontinued operations	—	(613)	613
Elimination of management and other fees paid to Tarragon	504	362	142
Outside partners’ interests in income of joint ventures	(657)	(11,006)	10,349
Performance-based compensation related to homebuilding projects of unconsolidated partnerships and joint ventures	(87)	(759)	672
Distributions in excess of investment	—	350	(350)
Loss in excess of investment unrecognized	1,272	(314)	1,586
Impairment recovery	—	427	(427)

Equity in income of partnerships and joint ventures	$1,145	$8,430	$(7,285)

Corporate Interest. Corporate interest increased $60,000 for the first quarter of 2006 compared to the first quarter of 2005. The subordinated unsecured notes issued in 2005 resulted in an increase of $1.9 million, which was largely offset by a decrease of $1 million related to interest on the senior convertible notes. A decrease of $810,000 was attributable to capitalization of interest to the carrying values of development projects.
Sales of Consolidated Properties. The following table summarizes sales of consolidated properties during the first three months of 2006 and 2005. Except for the land sales in 2005, the gains on sale were presented in discontinued operations.

			Net Cash	Gain
Date of Sale	Property	Sale Price	Proceeds	on Sale
	(dollars in thousands)
2006 Sales
January-06	Fountainhead Apartments	$16,350	$8,181	$8,125
February-06	1505 Highway 6 Office Building	4,650	4,282	365
March-06	Northwest O’Hare Office Park	5,733	2,446	3,250

		$26,733	$14,909	$11,740

2005 Sales
January-05	Woodcreek Garden Apartments	$38,750	$16,009	$14,762
February-05	Fort Worth, Texas, Land	2,225	624	—
March-05	Sarasota, Florida, Land	40,000	20,703	2,229

		$80,975	$37,336	$16,991

Active Projects and Development Pipeline. As presented in the following table, as of March 31, 2006, our backlog of sales was $376 million from our 44 for-sale communities under active development. Unless otherwise noted, Tarragon’s interest in profits is 100%, and the project is consolidated.

						Remaining Homes Under
			Backlog (1)			Active Development
			Number			Number
	Current	Number of	of			of
	Estimated	Remaining	Homes	Aggregate	Average	Homes	Estimated
	Gross Profit	Homes or	or Home	Contract	Price per	or Home	Remaining
	Margin	Home Sites	Sites	Prices	Unit	Sites	Sell-Out (2)
High- and mid-rise developments:
1100 Adams (13)	40%	76	—	$—	$—	76	$45,865
900 Monroe (5), (6)	29%	125	—	—	—	125	67,349
Alta Mar (7)	26%	26	26	9,885	380	—	7,258
Block 88 (4)	39%	220	—	—	—	220	129,901
Block 99 (6), (8)	39%	217	—	—	—	217	125,628
The Exchange	16%	87	—	—	—	87	45,512
Las Olas River House (3)	17%	34	2	4,517	2,258	32	68,961
One Hudson Park	38%	168	66	49,319	747	102	100,767
Trio	14%	196	—	—	—	196	116,836
XII Hundred Grand (6), (9), (10)	39%	—	—	—	—	—	400
XIII Hundred Grand (6), (10), (11)	29%	—	—	200	—	—	—

		1,149	94	63,921	680	1,055	708,477

Condominium and townhome conversions:
210 Watermark	6%	216	9	2,359	262	207	47,958
5600 Collins Avenue	—	6	3	2,880	960	3	3,800
Ballantrae	15%	294	—	—	—	294	70,625
Bermuda Island	20%	360	—	—	—	360	92,388
Bishops Court at Windsor Parke	44%	285	49	7,260	148	236	37,030
The Bordeaux	37%	22	11	2,006	182	11	2,181
Central Park at Lee Vista	51%	48	28	4,940	176	20	3,499
Cordoba Beach Park	11%	79	16	5,131	321	63	21,585
Gables Floresta	11%	311	—	—	—	311	112,149
The Hamptons (6), (10)	29%	53	12	2,834	236	41	11,345
Knightsbridge at Stoneybrooke	38%	396	—	—	—	396	64,555
Lofts on Post Oak (6), (10)	5%	280	55	15,794	287	225	64,284
Madison at Park West	9%	244	34	6,038	178	210	36,824
Mirabella	9%	400	104	17,681	170	296	58,769
Monterra at Bonita Springs	2%	244	9	1,983	220	235	72,168
Montreux at Deerwood Lake	13%	201	14	2,530	181	187	33,136
Oxford Place	46%	249	52	8,508	164	197	38,357
The Quarter at Ybor City	12%	212	27	5,599	207	185	40,111
Southampton Pointe	14%	126	13	2,383	183	113	20,964
The Tradition at Palm Aire	7%	248	32	6,477	202	216	46,178
Twelve Oaks at Fenwick Plantation	40%	216	64	12,062	188	152	29,278
Via Lugano	—	364	33	7,432	225	331	88,522
Vista Grande	9%	378	12	2,205	184	366	75,823
Waterstreet at Celebration	20%	1	—	—	—	1	300

		5,233	577	116,102	201	4,656	1,071,829

						Remaining Homes Under
			Backlog (1)			Active Development
			Number			Number
	Current	Number of	of			of
	Estimated	Remaining	Homes	Aggregate	Average	Homes	Estimated
	Gross Profit	Homes or	or Home	Contract	Price per	or Home	Remaining
	Margin	Home Sites	Sites	Prices	Unit	Sites	Sell-Out (2)
Townhome and traditional new developments:
Orchid Grove (6), (10)	24%	481	139	$56,908	$409	342	$134,237
The Villas at Seven Dwarfs Lane	25%	252	129	26,056	202	123	29,689
Warwick Grove (10)	14%	193	32	17,817	557	161	81,092

		926	300	100,781	336	626	245,018

Land development:
Belle Park	27%	19	—	—	—	19	6,280
Lincoln Pointe (14)	46%	460	460	88,950	193	—	—
Other (12)	—	161	161	6,379	40	—	—

		640	621	95,329	154	19	6,280

		7,948	1,592	$376,133	$236	6,356	$2,031,604

(1)	Homes or home sites sold, but not yet closed, including homes for which revenue has been recognized under the percentage-of-completion method but which have not yet been delivered, as set forth in the following notes.

(2)	Values in estimated remaining sell-out for some of the active developments include other income of $24 million for sales other than the offering prices of homes such as marinas, parking, upgrades and commercial units. Other income is presented for the following active developments: 1100 Adams — $1 million; 210 Watermark — $375,000; Alta Mar — $7.3 million; Bermuda Island — $1.4 million; Bishops Court at Windsor Parke — $885,000; The Bordeaux - $43,000; Central Park at Lee Vista — $135,000; Knightsbridge at Stoneybrooke — $795,000; Las Olas River House — $1.8 million; Madison at Park West — $1.2 million; Mirabella — $24,000; Monterra at Bonita Springs — $360,000; Montreux at Deerwood Lake — $496,000; Oxford Place - $1.1 million; Vista Grande — $1.3 million; The Quarter at Ybor City — $540,000; Southampton Pointe — $249,000; Twelve Oaks at Fenwick Plantation — $489,000; Via Lugano — $940,000; The Hamptons — $2.5 million; The Lofts on Post Oak — $770,000; Waterstreet at Celebration - $50,000; XII Hundred Grand — $400,000.

(3)	We have recognized revenue under the percentage-of-completion method of $211.7 million on sales of 253 homes as of March 31, 2006, for Las Olas River House. We began closing sales at this project in December 2004. Sales that have not yet been delivered are presented as backlog in this table. Of the backlog reported above, we have recognized revenue of $4.4 million on sales of two homes.

(4)	Tarragon’s interest in profits in this project is 70%.

(5)	Tarragon’s interest in profits in this project is 62.5%.

(6)	This project is unconsolidated.

(7)	We have recognized revenue under the percentage-of-completion method of $46.9 million on sales of 131 homes as of March 31, 2006. We began closing sales at this project in March 2006. Sales that have not yet been delivered are presented as backlog in this table. Of the backlog reported above, we have recognized revenue of $9.5 million on sales of 26 homes.

(8)	In April 2006, we acquired the 15% interests of one of our partners, increasing our interest in profits to 70%.

(9)	We have recognized revenue under the percentage-of-completion method of $71 million on sales of 159 homes and three commercial spaces as of March 31, 2006. As of March 31, 2006, sales of all 159 homes and three commercial spaces have been delivered. Estimated remaining sell-out includes $400,000 for two commercial spaces available for sale.

(10)	Tarragon’s interest in profits in this project is 50%.

(11)	We have recognized revenue under the percentage-of-completion method of $45.6 million on sales of 118 homes and two commercial spaces as of March 31, 2006. As of March 31, 2006, sales of all 118 homes and two commercial spaces have been delivered. Aggregate contract prices include $200,000 for one commercial space.

(12)	Tarragon’s interest in profits in these projects is 40%.

(13)	Tarragon’s interest in profits in this project is 85%.

(14)	Tarragon’s interest in profits in this project is 58%.
The following table presents the changes in the aggregate contract values in our sales backlog by product-type and aggregate units from December 31, 2005, to March 31, 2006.

	High- and	Condominium	Townhome and
	Mid-rise	and Townhome	Traditional New	Land		Total
	Developments	Conversions	Developments	Development	Total	Units
Backlog as of December 31, 2005	$105,353	$134,900	$90,183	$96,880	$427,316	1,794
Net new orders	8,584	83,277	13,326	—	105,187	461
Closings	(49,930)	(102,110)	(2,725)	(1,543)	(156,308)	(663)
Adjustments to prices	(86)	35	(3)	(8)	(62)	—

Backlog as of March 31, 2006	$63,921	$116,102	$100,781	$95,329	$376,133	1,592

(1)	Net orders include gross new orders of 580 homes with an aggregate contract value of $128.2 million and contract cancellations of 119 homes with an aggregate contract value of $23 million. The cancellations relate predominantly to 2005 sales at condominium conversion projects to investors who defaulted under their contracts and did not close their sales as scheduled in the first quarter of 2006. As investor-driven sales have largely disappeared, we believe this first quarter experience is not representative of our buyer default rates going forward. The default rate for 2006 sales to date is 2.1%.
In addition to the active projects described above, we have 5,544 units in 27 communities in our development pipeline. Our development pipeline includes projects either owned or for which we have site control and which may be awaiting zoning and other governmental approvals and final determination of economic feasibility. We anticipate these projects will be completed and sold over the next four to six years.
The following tables present the changes in the number of units in our active projects and development pipeline between December 31, 2005, and March 31, 2006.

Active projects as of December 31, 2005	8,006
Transfers from development pipeline	605
Closings	(663)

Active projects as of March 31, 2006	7,948

Development pipeline as of December 31, 2005	8,836
Transfers to active developments	(605)
Additions to development pipeline	1,332
Discontinued projects	(4,019)

Development pipeline as of March 31, 2006	5,544

	Units in Active Projects and Development Pipeline at March 31, 2006
	High- and	Condominium	Townhome and
	Mid-rise	and Townhome	Traditional New	Land
	Developments	Conversions	Developments	Development	Total
Northeast	2,483	317	734	—	3,534
Southeast	1,504	5,951	1,863	640	9,958

	3,987	6,268	2,597	640	13,492

Tarragon has an aggregate weighted-average interest in these active projects and development pipeline of 83%.
Liquidity and Capital Resources
Liquidity
Our principal sources of cash are home sales, rental operations of investment properties, borrowings, and proceeds from the sale of investment properties. As our homebuilding operation continues to grow, home sales, along with project-related construction loans or general corporate borrowings, will become our primary source of cash. We believe these sources will continue to meet our cash requirements, including debt service, property maintenance and improvements, acquisitions of land for development, development costs for rental apartment and for-sale communities under construction or renovation, projected purchases of existing properties, dividends on preferred stock, and repurchases of common stock under the announced stock repurchase program. Although we expect these sources of cash to be sufficient to fund planned uses of cash, we can make no assurance that the expected home sales and investment property sales and borrowings will be completed as planned.
Mortgages and Other Debt
Senior Convertible Notes. The outstanding principal balance of our convertible notes was $5.75 million at March 31, 2006. The convertible notes bear interest at 8% per annum, payable semi-annually, and mature in September 2009.
Subordinated Unsecured Notes. On June 15, 2005, we issued $40 million of unsecured subordinated notes due June 30, 2035. The notes bear interest, payable quarterly, at a rate of 8.71% through June 30, 2010, and thereafter at a variable rate equal to LIBOR plus 4.4% per annum. The notes are prepayable after June 30,

2010, at par. On September 12, 2005, we issued an additional $25 million of unsecured subordinated notes due October 30, 2035. These notes bear interest, payable quarterly, at a rate of 8.79% through October 30, 2010, and thereafter at a variable rate equal to LIBOR plus 4.4% per annum. The notes are prepayable after October 30, 2010, at par. On March 1, 2006 we issued an additional $60 million of unsecured subordinated notes due April 30, 2036. These notes bear interest at 400 basis points over 30-day LIBOR. The notes are prepayable after April 30, 2011, at par. Payments of interest only are due monthly. As of March 31, 2006, the outstanding principal balance of these three series of unsecured subordinated notes was $125 million.
Unsecured Credit Facilities. We have a $30 million unsecured line of credit with affiliates of William S. Friedman, our Chief Executive Officer and Chairman of our Board of Directors. Advances under the line of credit bear interest at the lower of 100 basis points over the 30-day LIBOR or the lowest rate offered in writing to us for an unsecured loan by an institutional lender. Payments of interest only are due on demand but no more frequently than monthly, with all outstanding principal and interest due at maturity in January 2008. As of March 31, 2006, all of these funds were available to us.
We have a $10 million unsecured line of credit with Bank of America. Advances under the line of credit bear interest at 200 basis points over 30-day LIBOR. Payments of interest only are due monthly, with all outstanding principal and interest due at maturity of October 2006. As of March 31, 2006, all of these funds were outstanding under this line of credit.
Secured Credit Facilities. We have a $3.6 million revolving line of credit with Wachovia Bank which matures in June 2006. Payment terms are interest only, payable monthly at a floating rate equal to the 30-day LIBOR plus 175 basis points, with the outstanding principal amount due at maturity. The line of credit is secured by one property. As of March 31, 2006, $3.6 million is outstanding under this line of credit.
We currently have mortgage loans totaling $79.2 million (of which $25 million represents a revolving commitment), secured by a pool of three properties, under a secured credit facility with General Electric Capital Corporation (“GECC”) that matures in May 2008. The mortgage loans under this facility are cross-collateralized and cross-defaulted. Under the GECC mortgage facility, we are required to maintain, at all times, a consolidated net worth of not less than $50 million, measured at the end of each quarter, and minimum aggregate unrestricted cash and marketable securities of not less than $10 million in order to be able to incur other debt. Two of these properties with an aggregate balance of $35.6 million bear interest at 173 basis points over 30-day LIBOR, payable monthly. One property has a loan with a balance of $43.6 million that currently bears interest at 190 basis points over 30-day LIBOR and requires monthly payments of principal and interest computed on a 27 1/2 — year amortization schedule. We have an option to extend this credit facility for one year, which requires a ratio of net operating income to total debt of 10% or greater and a debt service coverage ratio of 1.25x or greater.
Non-recourse Mortgage Debt. In addition to the GECC mortgage facility, as of March 31, 2006, we had an aggregate of $106.2 million of outstanding non-recourse indebtedness secured by fifteen rental properties (of which nine are classified as held for sale at March 31, 2006) and four homebuilding projects properties targeted for conversion to condominiums. The agreements governing this mortgage debt generally do not contain restrictive covenants and are not guaranteed by us or any of our subsidiaries or joint ventures. Of these mortgage loans, $104.6 million bear interest at various fixed rates, and $1.6 million bear interest at various floating rates. As of March 31, 2006, the weighted average rate of these mortgage loans was 6.57%.

Recourse Mortgage Debt. The following table summarizes the material terms of our recourse mortgage debt:

	Balance at		Interest Rate at		Tarragon’s Interest
Project	March 31, 2006		March 31, 2006	Maturity Date	in Profits

Aventerra Apartments	$7,838		6.83%	Dec-2006	100%
Merritt 8 (1)	900	(2)	4.53%	Jul-2023	100%
Orlando Central Park	3,314		6.83%	Apr-2007	100%

	$12,052

(1)	Property is classified as held for sale at March 31, 2006.

(2)	Represents a guaranty of 5% of the loan amount. The remainder of the loan amount is included in Non-recourse Mortgage Debt above.
Construction Loans. In connection with our various homebuilding projects, we obtain loans to finance the cost of construction. Generally, one of our subsidiaries or a joint venture will incur the construction loan, and we will guarantee the repayment of the construction loan and/or grant a completion guarantee with respect to the project. In general, we repay outstanding amounts under construction loans on for-sale communities with proceeds from home sales. We refinance construction loans on rental communities with permanent or semi-permanent mortgage financing upon the completion and stabilization of the properties. The following table summarizes the material terms of our construction loans. Except as noted, these loans are guaranteed by Tarragon.

						Tarragon’s
	Commitment	Balance at	Interest Rate at			Interest in
Project	Amount	March 31, 2006	March 31, 2006		Maturity Date	Profits

1100 Adams	$24,395	$17,204	6.63%		Sep-2006	85%
1118 Adams	15,357	15,357	6.83%		Jun-2006	85%
1118 Adams	2,145	1,424	—	(1)	Sep-2026	85%
1118 Adams	2,250	—	1.00	%(1)	Sep-2051	85%
Cason Estates	14,339	13,002	6.63%		May-2006	100%
Deerwood Ocala	22,125	9,485	6.58%		Aug-2007	50%
Newbury Village	21,398	19,081	6.58%		Dec-2006	100%
One Hudson Park	54,325	15,303	6.68%		Jun-2007	100%
Villas at Seven Dwarfs Lane	14,607	12,604	7.18%		Apr-2008	100%
Twelve Oaks at Fenwick Plantation	9,360	9,360	6.83%		Jun-2006	100%
Warwick Grove	20,000	7,534	7.03%		Sep-2008	50%

	$200,301	$120,354

(1)	1118 Adams is an affordable housing rental development in Hoboken, New Jersey. Both of these loans are with governmental agencies and are non-recourse to Tarragon.
Condominium Conversion Loans. We generally obtain loans to finance the cost of acquiring and/or renovating rental properties to condominium homes. Generally, one of our subsidiaries or a joint venture will incur the loan, and we will guarantee the repayment of the loan. The following table summarizes the material terms of our condominium conversion loans. Except as noted, these loans are guaranteed by Tarragon.

						Tarragon’s
	Commitment	Balance at		Interest Rate at		Interest in
Project	Amount	March 31, 2006		March 31, 2006	Maturity Date	Profits

210 Watermark	$34,100	$34,100		7.43%	Nov-2007	100%
5600 Collins	1,000	882	(9)	7.75%	May-2006	100%
Ballantrae	41,300	41,300	(10)	7.43%	Apr-2007	100%
Bermuda Island	45,000	35,458	(7)	6.98%	Dec-2007	100%
Cordoba Beach Park	9,971	9,971	(1)	7.53%	May-2007	100%
Gables Floresta	74,400	74,400		7.33%	Jul-2008	100%
The Exchange	6,300	6,300		7.08%	Nov-2006	100%
Lincoln Pointe	40,000	40,000	(2)	7.78%	Jun 2006	58%
Madison at Park West	25,500	25,500	(3)	7.08%	Dec-2006	100%
Mirabella	37,195	37,195	(4)	6.56%	Jul-2007	100%
Mirabella	12,846	12,846	(5)	10.33%	Jul-2007	100%
Monterra at Bonita Springs	42,125	42,125	(7)	6.83%	Oct-2006	100%
Montreux at Deerwood	49,700	6,191		7.23%	Jan-2007	100%

						Tarragon’s
	Commitment	Balance at		Interest Rate at		Interest in
Project	Amount	March 31, 2006		March 31, 2006	Maturity Date	Profits

Oxford Place	20,875	20,875	(7)	7.58%	Aug-2007	100%
Promenade at Reflection Lakes	51,200	51,200	(12)	7.43%	Mar-2007	100%
The Quarter at Ybor City	16,546	16,546	(6)	7.53%	May-2007	100%
Southampton Pointe	8,000	6,976		7.43%	May-2007	100%
The Tradition at Palm Aire	32,000	32,000	(8)	7.78%	Aug-2007	100%
Via Lugano	60,000	60,000	(11)	7.08%	Nov-2006	100%
Vista Grande	42,000	42,000	(7)	7.58%	Aug-2007	100%

	$650,058	$595,865

(1)	Includes $5.0 million of non-recourse debt.

(2)	Includes $35 million of non-recourse debt.

(3)	Includes $23.4 million of non-recourse debt.

(4)	Includes $27.8 million of non-recourse debt.

(5)	Includes $9.6 million of non-recourse debt.

(6)	Includes $4.2 million of non-recourse debt.

(7)	This loan is non-recourse.

(8)	Includes $24 million of non-recourse debt.

(9)	This loan was repaid in April 2006.

(10)	Includes $36.3 million of non-recourse debt.

(11)	Includes $55.8 million of non-recourse debt.

(12)	Includes $47.2 million of non-recourse debt.
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

					Tarragon’s
	Commitment	Balance at	Interest Rate at		Interest in
Project	Amount	March 31, 2006	March 31, 2006	Maturity Date	Profits

Alexandria Pointe	$1,971	$1,785	7.83%	Jun-2007	40%
Trio	13,500	13,500	6.98%	Apr-2006 (1)	100%
Southridge Pointe	409	409	7.83%	Jun-2006	40%
Villas at Seven Dwarfs Lane	2,003	2,003	7.33%	Oct-2007	100%
Warwick Grove	11,838	7,532	7.03%	Sep-2008	50%

	$29,721	$25,229

(1) We are currently in discussions with the lender to extend the maturity of this loan.
Land Loans. When we acquire land for future development or sale, we sometimes finance the acquisitions with land loans. Generally, one of our subsidiaries or a joint venture will incur the loan, and we will guarantee the repayment of the loan. The following table summarizes the material terms of our land loans. Except as noted, these loans are guaranteed by Tarragon:

					Tarragon’s
	Balance at		Interest Rate at		Interest in
Project	March 31, 2006		March 31, 2006	Maturity Date	Profits

100 East Las Olas	$4,125		8.75%	Mar-2007	100%
Lauderdale Lakes	11,250		6.93%	Jul-2007	100%
Mohegan Hill	1,250	(1)	8.00%	Nov-2007	60%
Mohegan Hill	5,000	(1)	6.00%	Sep-2006	60%
Orion	9,604	(2)	7.33%	Jul-2006	70%
Uptown Village	7,611		6.93%	Sep-2007	100%

	$38,840

(1)	Tarragon has not guaranteed these loans.

(2)	Includes $3.6 million of non-recourse debt.
Other Recourse Debt. We also have other recourse debt with an aggregate balance of $4 million at March 31, 2006.

Sources and Uses of Cash
     The following table presents major sources and uses of cash for the three months ended March 31, 2006 and 2005.

	For the Three Months
	Ended March 31,
	2006	2005
Sources of cash:
Net proceeds from home sales	$43,049	$35,181
Net proceeds from the sale of real estate
Investment Division	14,909	16,633
Homebuilding Division	—	22,368
Net proceeds related to financings and other borrowings
Investment Division	—	32,604
Lines of credit	2,947	15,392
Subordinated unsecured notes	56,767	—
Other corporate debt	(486)	—
Net cash flow from property operations	(1,483)	1,005
Other:
Proceeds from the exercise of stock options	252	5,729

Total sources of cash	115,955	128,912

Uses of cash:
Purchase of homebuilding inventory or land for development	(48,398)	(24,290)
Development and renovation costs (net of borrowings)	(44,434)	(37,377)
Advances to partnerships and joint ventures for homebuilding activities	(5,084)	(2,288)

Cash used in homebuilding activities	(97,916)	(63,955)

Purchase of Investment Division apartment communities	—	(39,667)
Property capital improvements	(1,641)	(1,460)
Other:
Stock repurchases	(5,284)	(584)
General and administrative expenses paid	(9,822)	(8,581)
Income taxes paid	(2,516)	(763)
Dividends to stockholders	(207)	(224)
Distributions to minority partner of consolidated partnership	(565)	(295)
Buyout of minority partners	(1,710)	(12,000)
Other	316	(44)

Total uses of cash	(119,345)	(127,573)

Net sources (uses) of cash	$(3,390)	$1,339

Cash Flows. For the three months ended March 31, 2006, our net cash used in operating activities was $173.3 million compared to $100.7 million for the three months ended March 31, 2005. This increase is principally related to the purchase of homebuilding inventory.
For the three months ended March 31, 2006, our net cash provided by investing activities was $2.8 million compared to net cash used of $26.9 million for the same period of 2005. In the first quarter of 2006, we paid $1.7 million to a minority partner in exchange for interests in certain joint venture condominium projects. During the first three months of 2005, we acquired two rental apartment communities for $39.7 million, the cash portion of which was $16 million. In the first quarter of 2005, we also acquired the interest of a minority partner in two condominium development projects and one land parcel for $7 million. In the first quarter of

2006, we paid $5 million to a minority partner in exchange for interests in certain joint venture condominium projects.
For the three months ended March 31, 2006, our net cash provided by financing activities increased to $167.1 million from $128.9 million for the three months ended March 31, 2005. This increase was primarily due to issuance of subordinated unsecured notes in March 2006.
On March 15, 2006, we announced a cash dividend of $.10 per common share payable on May 1, 2006, to stockholders of record on April 10, 2006.
Contractual Commitments. The following table summarizes information regarding contractual commitments.

	Nine Months
	Ending December
	31, 2006	2007	2008	2009	2010	Thereafter	Total
Scheduled principal payments on debt	$305,336	$403,632	$199,474	$16,673	$32,633	$168,668	$1,126,416
Operating leases	896	1,215	1,207	709	444	1,582	6,053
Commitments to purchase real estate for homebuilding activities	180,650	—	—	—	—	—	180,650

	486,882	404,847	200,681	17,382	33,077	170,250	1,313,119

Guaranteed debt of unconsolidated partnerships and joint ventures	3,900	48,402	38,995	—	—	—	91,297

	$490,782	$453,249	$239,676	$17,382	$33,077	$170,250	$1,404,416

Of the loans maturing in 2006, $34 million may be extended for six months and $199.7 million may be extended for one year. Of the loans maturing in 2007, $201.7 million may be extended one year, $3.3 million may be extended two years, and $11.6 million may be extended three years. Of the loans maturing in 2008, $14.7 million may be extended for six months and $79.2 million for one year. We intend to extend or repay these loans primarily through home sales or refinancings. We believe we can arrange such new financing as may be needed to repay maturing loans. Of the loans maturing in 2006, $1.1 million has been repaid as of May 1, 2006 with proceeds from home sales.
Commitments to purchase real estate for homebuilding activities include a contract to purchase a 179-unit rental apartment community for conversion to condominiums for $30 million, of which $21.8 million is expected to be financed with a mortgage. Purchase commitments also include a contract to acquire a golf course and hotel for a condominium development at a price of $65 million, of which we plan to finance $50 million with a mortgage. In addition, purchase commitments include contracts to purchase five tracts of land for development of four mixed-use projects with condominiums or homes for sale, retail space, equitation facilities, or marina facilities and one rental apartment community. The aggregate purchase price of these five contracts is $85.7 million, $36.5 million of which we plan to finance with debt.
Off-Balance Sheet Arrangements
We have guaranteed three construction loans and one land loan of four unconsolidated joint ventures. Our guarantee on these four loans is limited to the fully funded debt of $209.3 million. At March 31, 2006 there was $91.3 million outstanding, all of which is guaranteed. The land loan, totaling $3.9 million, matures in 2006, and has a six-month extension option. A $48.4 million construction loan matures in 2007 and has a six-month extension option. The remaining two construction loans totaling $39 million, both mature in 2008 and have six-month extension options.

Critical Accounting Policies and Estimates
Accounting estimates are an integral part of the preparation of our consolidated financial statements and our financial reporting process and are based on our current judgments. Certain accounting estimates are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting these estimates may differ from our current judgments. The most significant accounting policies affecting our consolidated financial statements are discussed under the caption “Critical Accounting Policies and Estimates” beginning on page 63 of our Annual Report on Form 10-K for the year ended December 31, 2005.
Recently Adopted Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payments.” SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123 established a fair-value-based method of accounting for share-based payment transactions with employees. However, it permitted companies the option of continuing to apply the guidance in APB No. 25, as along as the footnotes to the financial statements disclosed the proforma effects of implementing the fair-value-based method in a footnote. SFAS No. 123(R) requires that compensation cost relating to share-based payment transactions be recognized in financial statements. The cost is measured based on the fair value of the equity or liability instruments issued. Effective January 1, 2006, we adopted SFAS No. 123(R). The adoption of SFAS No. 123(R) had no impact on our 2006 consolidated financial statements as all options accounted for under APB No. 25 were fully vested and amortized prior to January 1, 2006.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in interest rates that may adversely affect our financial position, results of operations, and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage this exposure through our regular operating and financing activities. We do not trade or speculate in financial instruments. There have been no material changes to our market risk since December 31, 2005.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures to ensure the information required to be disclosed by the Company, including its consolidated entities, in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed in the reports it files or submits under the Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2006.
Change in Internal Control Over Financial Reporting
There has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the Securities and Exchange Commission under the Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In April 2003, in connection with renovations at Pine Crest Village at Victoria Park, our contractor disturbed asbestos-containing materials. These actions were subsequently investigated by the Environmental Protection Agency and the United States Attorney for the Southern District of Florida for possible violations of federal criminal laws. We have been involved in extensive discussions with the United States Attorney and we have reached a resolution of this matter. These discussions resulted in the filing on April 25, 2006, of a criminal information charging Tarragon Management, Inc. (“TMI”) with one felony count for failure to comply with Clean Air Act Work Practice Standards for Asbestos in the United States District Court for the Southern District of Florida. The maximum combined fine and community service payment for the offense charged against TMI is $1 million. We have also agreed to institute an environmental compliance program. Simultaneously, the United States Attorney filed separate but identical charges against the contractor, and one current and one former employee of Tarragon with oversight responsibility for the Pine Crest condominium conversion. During 2005, we accrued a $1 million loss contingency for the estimated fines. We have incurred legal and other professional fees and costs of relocation of residents in connection with this matter of $645,000 to date. Remediation was completed in March 2004 at a cost of approximately $795,000. Except for the Pine Crest matter, we are not aware of any liability relating to federal, state, and local environmental laws, ordinances, and regulations that would have a material adverse effect on our business, financial position, or results of operations.
We are also party to various claims and routine litigation arising in the ordinary course of business. We do not believe that the results of such claims and litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position, or results of operations.
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors as previously disclosed in our Form 10-K for the fiscal year ended December 31, 2005 in response to Item 1A. of Part 1 to our Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchase Program. On March 6, 2006, our board of directors authorized the repurchase of up to an additional 1,000,000 shares of our common stock pursuant to our existing share repurchase program. With this additional authority, our board has approved the repurchase of an aggregate of up to 2,500,000 shares under the program implemented in September 2001. The share repurchase program has no expiration date. Through March 31, 2006, we had repurchased 1,602,049 shares of our common stock pursuant to this repurchase program. The following table presents shares repurchased during the three months ended March 31, 2006.

			Total Number of	Maximum Number
			Shares Repurchased	of Shares that May
	Total Number of	Weighted	as Part of Publicly	Yet Be
	Shares	Average Price	Announced	Repurchased
Period	Repurchased	Paid per Share	Program	Under the Program
January 1 thru January 31, 2006	—	$—	—
February 1 thru February 28, 2006	—	—	—
March 1 thru March 31, 2006	209,024	19.69	209,024

Total	209,024	$19.69	209,024	897,951

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
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

TARRAGON CORPORATION

Date: May 10, 2006	By:	/s/ William S. Friedman

William S. Friedman
Chief Executive Officer, Director, and
Chairman of the Board of Directors

Date: May 10, 2006	By:	/s/ Erin D. Pickens

Erin D. Pickens
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: May 10, 2006	By:	/s/ Stephanie D. Buffington

Stephanie D. Buffington
Director of Financial Reporting
(Principal Accounting Officer)

TARRAGON CORPORATION
INDEX TO EXHIBITS

EXHIBIT 3.1	Articles of Incorporation of Tarragon Realty Investors, Inc. (incorporated by reference to Appendix C to the Proxy Statement/Prospectus filed as part of Registration Statement No. 333-25739 on Form S-4, filed April 24, 1997).

EXHIBIT 3.2	Certificate of Amendment to the Articles of Incorporation of Tarragon Corporation as filed with and approved by the Secretary of State of Nevada on June 17, 2004 (incorporated by reference to Exhibit 3.10 to Form 8-K filed June 23, 2004).

EXHIBIT 3.3	Certificate of Designation of Preferences and Relative Participating or Optional or Other Special Rights and Qualification, Limitations or Restrictions thereof of 10% Cumulative Preferred Stock of Tarragon Realty Investors, Inc., as filed with and approved by the Secretary of State of Nevada on May 1, 2000 (incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-31424 on Form S-4, filed March 1, 2000).

EXHIBIT 3.4	Bylaws of Tarragon Realty Investors, Inc. (incorporated by reference to Appendix D to the Proxy Statement/Prospectus filed as part of Registration Statement No. 333-25739 on Form S-4, filed April 24, 1997).

EXHIBIT 4.1	Indenture Agreement dated September 16, 2004, between Tarragon Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarterly period ended September 30, 2004).

EXHIBIT 31.1*	Rule 13a-14(a) certification by William S. Friedman, chief executive officer.

EXHIBIT 31.2*	Rule 13a-14(a) certification by Erin D. Pickens, executive vice president and chief financial officer.

EXHIBIT 32*	Section 1350 certifications by William S. Friedman, chief executive officer, and Erin D. Pickens, executive vice president and chief financial officer.

*	Filed herewith