Form 10-Q
period 2006-06-30
TARRAGON CORP
filed 2006-08-24
CIK 1038217

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
Commission File Number 0-22999
Tarragon Corporation
(Exact name of registrant as specified in its charter)

Nevada	94-2432628

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

423 West 55th Street, 12th Floor, New York, NY	10019

(Address of principal executive offices)	(Zip Code)
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
Large accelerated filer ☐      Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No

Common Stock, $.01 par value	27,839,449

(Class)	(Outstanding at August 18, 2006)

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TARRAGON CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Thousands)

	June 30,	December 31,
	2006	2005
		Restated
Assets
Cash and cash equivalents	$50,880	$39,044
Restricted cash	26,316	28,642
Contracts receivable	27,688	49,745
Homebuilding inventory:
Land and land improvement costs	316,193	259,287
Construction in progress	1,104,902	795,781
Real estate held for investment (net of accumulated depreciation of $94,335 in 2006 and $87,005 in 2005)	415,730	415,448
Investments in and advances to partnerships and joint ventures	49,788	79,173
Assets held for sale	50,914	63,521
Other assets, net	81,020	73,863

	$2,123,431	$1,804,504

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable and other liabilities	$137,718	$110,494
Liabilities related to assets held for sale	46,482	54,671
Deferred tax liability	30,423	30,423
Mortgages and notes payable	1,472,135	1,248,238
Senior convertible notes	5,750	5,750
Subordinated unsecured notes	125,000	65,000

	1,817,508	1,514,576

Commitments and contingencies
Minority interest	18,450	14,403

Stockholders’ equity
Common stock, $.01 par value; authorized shares, 100,000,000; shares issued, 37,684,022 in 2006 and 37,937,860 in 2005	376	379
Special stock, $.01 par value; authorized shares, 17,500,000; no shares outstanding	—	—
Cumulative preferred stock, $.01 par value; authorized shares, 2,500,000; shares outstanding, 649,168 in 2006 and 748,833 in 2005; liquidation preference, $7,790 in 2006 and $8,986 in 2005, or $12 per share	6	7
Paid-in capital	396,918	402,530
Accumulated deficit	(63,305)	(88,633)
Accumulated other comprehensive income	47	—
Treasury stock, at cost (9,901,947 shares in 2006 and 9,370,496 shares in 2005)	(46,569)	(38,758)

	287,473	275,525

	$2,123,431	$1,804,504

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in Thousands, except per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
		Restated	Restated	Restated
Revenue
Homebuilding sales	$122,300	$69,128	$211,490	$132,718
Rental and other	24,439	22,234	49,283	44,178

	146,739	91,362	260,773	176,896

Expenses
Costs of homebuilding sales	99,770	57,274	165,865	105,268
Property operations	11,886	10,966	24,237	21,514
Depreciation	3,697	3,691	7,330	7,901
General and administrative
Corporate	8,967	5,554	14,264	10,649
Property	1,270	1,228	2,567	2,521

	125,590	78,713	214,263	147,853

Other income and expenses
Equity in income of partnerships and joint ventures	919	7,886	2,064	15,956
Minority interests in income of consolidated partnerships and joint ventures	(611)	(739)	(894)	(1,573)
Interest income	119	157	312	299
Interest expense	(8,184)	(7,185)	(17,653)	(14,296)
Gain on sale of real estate	—	342	—	2,571

Income from continuing operations before income taxes	13,392	13,110	30,339	32,000
Income tax expense	(5,022)	(5,125)	(11,377)	(12,525)

Income from continuing operations	8,370	7,985	18,962	19,475
Discontinued operations, net of income taxes ($1.4 million and $5.8 million in the three and six month periods in 2006 and $524,000 and $7 million in the three and six month periods in 2005)
Income from operations	485	816	458	1,904
Gain on sale of real estate	1,811	—	9,149	8,986

Net income	10,666	8,801	28,569	30,365
Dividends on cumulative preferred stock	(195)	(225)	(402)	(449)

Net income allocable to common stockholders	$10,471	$8,576	$28,167	$29,916

Earnings per common share
Income from continuing operations allocable to common stockholders	$.29	$.32	$.65	$.79
Discontinued operations	.08	.03	.34	.45

Net income allocable to common stockholders	$.37	$.35	$.99	$1.24

Earnings per common share – assuming dilution
Income from continuing operations allocable to common stockholders	$.27	$.25	$.60	$.64
Discontinued operations	.07	.03	.30	.34

Net income allocable to common stockholders	$.34	$.28	$.90	$.98

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	For the Six Months
	Ended June 30,
	2006	2005
	Restated	Restated
Cash Flows from Operating Activities
Net income	$28,569	$30,365
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income taxes	—	19,905
Gain on sale of real estate	(14,638)	(17,333)
Minority interests in income of consolidated partnerships and joint ventures	894	1,573
Depreciation and amortization	10,580	12,191
Equity in income of partnerships and joint ventures	(2,064)	(15,956)
Other	980	610
Changes in other operating assets and liabilities, net of effects of non-cash investing and financing activities:
Homebuilding inventory	(317,740)	(305,942)
Contracts receivable	54,211	52,263
Other assets	3,782	(19,604)
Other liabilities	6,354	7,711
Interest payable	3,389	1,338

Net cash used in operating activities	(225,683)	(232,879)

Cash Flows from Investing Activities
Purchase of rental apartment communities	—	(39,667)
Purchase of land for development	—	(467)
Proceeds from the sale of real estate	18,418	38,034
Property capital improvements	(5,052)	(3,332)
Costs of developing rental apartment communities	(5,025)	(23,123)
Earnest money deposits paid, net	(22)	(1,013)
Note receivable collections	101	7
Distributions from partnerships and joint ventures	26,050	35,000
Advances to partnerships and joint ventures for development costs or for the purchase of land for development	(22,748)	(34,026)
Distributions to minority partners of consolidated partnerships and joint ventures	(3,847)	(455)
Buyout of minority partners	(1,710)	(17,000)

Net cash provided by (used in) investing activities	6,165	(46,042)

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (Continued)
(Dollars in Thousands)

	For the Six Months
	Ended June 30,
	2006	2005
	Restated	Restated
Cash Flows from Financing Activities
Proceeds from borrowings	$462,976	$563,787
Principal payments on notes payable	(213,472)	(285,832)
Stock repurchases	(15,433)	(1,238)
Dividends to stockholders, including amounts accrued in prior years	(3,235)	(462)
Proceeds from the exercise of stock options	426	5,938
Other	92	(137)

Net cash provided by financing activities	231,354	282,056

Net increase in cash and cash equivalents	11,836	3,135
Cash and cash equivalents, beginning of period	39,044	22,377

Cash and cash equivalents, end of period	$50,880	$25,512

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid, net of capitalized interest	$8,971	$12,436

Income taxes paid	$8,890	$8,703

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Changes in assets and liabilities in connection with the purchase of rental apartment communities:
Real estate	$—	$39,342
Restricted cash	—	172
Other assets	—	555
Other liabilities	—	(402)

Cash paid	$—	$39,667

Assets written off and liabilities released in connection with the sale of real estate:
Real estate	$17,565	$59,973
Other assets	420	2,832
Notes and interest payable	(13,696)	(41,771)
Other liabilities	(509)	(294)
Minority interest	—	(39)
Gain on sale	14,638	17,333

Cash received	$18,418	$38,034

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (Continued)
(Dollars in Thousands)

	For the Six Months
	Ended June 30,
	2006	2005
	Restated	Restated
Effect on assets and liabilities of the consolidation of two homebuilding projects in 2006:
Homebuilding inventory	$70,244	$—
Investments in and advances to partnerships and joint ventures	(27,974)	—
Restricted cash	17	—
Other assets	1,528	—
Notes and interest payable	(33,763)	—
Other liabilities	(3,052)	—
Minority interest	(7,000)	—

	$—	$—

Liabilities that financed the purchase of homebuilding inventory	$197,863	$290,336

Homebuilding inventory transferred to real estate	$5,071	$—

Real estate held for investment transferred to homebuilding inventory	$—	$120,975

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1. BASIS OF PRESENTATION
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, but, in our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of consolidated financial position, consolidated results of operations, and consolidated cash flows at the dates and for the periods presented have been included. Operating results for the six month period ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. Dollar amounts in tables are in thousands, except for per share data.
In August 2006, the Company concluded, after an extensive review of the relevant accounting literature, that accounting for its investment in Ansonia Apartments, LP (“Ansonia”) should be changed.
Ansonia is a partnership in which Tarragon owns a majority noncontrolling equity interest. Historically, Tarragon has used the equity method to account for its investment in Ansonia. However, as a result of a review of the accounting for the investment in Ansonia, the Company has decided that it should consolidate Ansonia’s operations with its operations in accordance with the Financial Accounting Standards Board’s Interpretation 46R (“FIN 46R”), “Consolidation of Variable Interest Entities.” Accordingly, Tarragon will restate its financial statements and other financial information for the years and for each of the quarters in the years 2005 and 2004 and for the first quarter of 2006.
The effect of the restatement on prior period financial statement included in this report is discussed in NOTE 11. “RESTATEMENT OF PRIOR-PERIOD FINANCIAL STATEMENTS.” Also see NOTE 12. “NOTES PAYABLE OF ANSONIA APARTMENTS, L.P..”
In light of the forthcoming restatement, Tarragon’s stockholders should no longer rely on the Company’s previously filed financial statements for the years and for each of the quarters in the years 2005 and 2004 and the first quarter of 2006. Tarragon intends to file, as promptly as practicable, amendments to its periodic reports that have previously been filed with the Securities and Exchange Commission for the periods beginning January 1, 2004 to reflect the restatements.
Comprehensive Income
Comprehensive income is comprised of net income from our results of operations and changes in the fair value of derivatives. The components of comprehensive income, net of tax, are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$10,666	$8,801	$28,569	$30,365
Changes in fair value of interest rate swap, net of income taxes	47	—	47	—

Total comprehensive income	$10,713	$8,801	$28,616	$30,365

Change in Accounting Estimate
We use the percentage-of-completion method to recognize revenue on our mid-rise and high-rise condominium developments where construction typically takes eighteen months or longer to complete. One of the criteria for revenue recognition under the percentage-of-completion method is that construction must be beyond a preliminary stage. We believe that most developers use a measure of 25% to 50% of construction costs to conclude construction is beyond a preliminary stage. Prior to 2006, when 50% of estimated construction costs had been incurred, we concluded that construction was beyond a preliminary stage. In 2006, we began using 40% of construction costs for this measure. This change in accounting estimate resulted in commencing revenue recognition for One Hudson Park, for which 46% of estimated construction costs had been incurred as of June 30, 2006, and after the other requirements of revenue recognition under the percentage-of-completion method had been met. For the quarter ended June 30, 2006, we recognized homebuilding sales revenue of $22.2 million and gross profit of $6.5 million for this project.
NOTE 2. STOCK-BASED AWARDS
In 2002, we adopted the fair value method defined in Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” in accounting for our stock option plans. Previously we

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 2. STOCK-BASED AWARDS (Continued)
applied the Accounting Principles Board’s Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related Interpretations. We elected to apply SFAS No. 123 prospectively for all options granted or modified since the beginning of 2002, as allowed by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Effective January 1, 2006, we adopted SFAS No. 123(R) “Share-Based Payments”, using the modified prospective transition method, which replaces SFAS No. 123. SFAS No. 123(R) requires that compensation cost relating to share-based payment transactions be recognized in financial statements. Because the fair value recognition provisions of SFAS No. 123 and SFAS No. 123(R) were materially consistent under our stock option plans, the adoption of SFAS No. 123(R) did not have a significant impact on our consolidated financial statements.
Stock-based compensation expense recognized under SFAS 123(R) for the three and six months ended June 30, 2006, was approximately $283,000 and $505,000, respectively, net of income taxes. There was approximately $100,000 and $371,000 of stock-based compensation expense, net of income taxes, recognized during the three and six months ended June 30, 2005, respectively. As of June 30, 2006, there was approximately $3.7 million of total unrecognized compensation cost related to nonvested share options, which is expected to be amortized over a weighted average of 2.83 years.
The following table illustrates the proforma effect on net income and earnings per common share for the three and six months ended June 30, 2005, as if the fair value based method had been applied to all outstanding and unvested awards.

	For the Three	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2005	2005
Net income allocable to common stockholders, as reported	$8,576	$29,916
Add:
Stock-based employee compensation expense included in reported net income, net of income taxes	100	371
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(104)	(381)

Proforma net income allocable to common stockholders	$8,572	$29,906

Earnings per common share
Net income allocable to common stockholders, as reported and proforma	$.35	$1.24

Earnings per common share – assuming dilution
Net income allocable to common stockholders, as reported and proforma	$.28	$.98

Tarragon has an Independent Director Stock Option Plan (the “Director Plan”), a Share Option and Incentive Plan (the “Incentive Plan”), and an Omnibus Plan. The Director Plan and the Incentive Plan terminated in November 2005, and there will be no future grants under these plans. Under the Omnibus Plan, we have a maximum of two million shares of common stock available for issuance, including an aggregate of one million shares of common stock that are available for issuance of awards other than stock options. The plan authorizes the award of incentive stock options and non-qualified stock options to our employees and directors, as well as restricted or unrestricted stock awards or stock units; dividend equivalent rights; other stock based awards, including stock appreciation rights payable in stock or cash; and performance based and annual incentive

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 2. STOCK-BASED AWARDS (Continued)
awards. As of June 30, 2006, there were 1,407,125 shares of common stock available for grant under the Omnibus Plan. The stock options vest between one and five years from the date of grant and expire between five and ten years thereafter, unless the optionees’ relationship with Tarragon terminates earlier. The stock appreciation rights (“SARS”) have ten-year terms, are limited in appreciation to $15 per share, may be settled only in shares of our common stock, and vest between one and three years from the date of grant.
During the first six months of 2006, we granted restricted stock awards for 81,086 shares of stock to employees and 3,500 shares of stock to directors under the Omnibus Plan. The director grants were immediately vested, but subject to the directors’ agreement not to sell as long as the director remains on our board of directors. The fair value of the 3,500 shares issued to directors was $66,000 on the grant date. The restricted stock awards issued to employees vest in one year, and there are no restrictions on trading upon vesting. The fair value of the 81,086 shares was $1.7 million on the grant dates.
The following table summarizes stock option and SARS activity:

	For the Six Months Ended June 30, 2006
	Stock Options		SARS
		Weighted		Weighted
	Number of	Average	Number of	Average
	Options	Exercise Prices	SARS	Exercise Prices
Outstanding at January 1	2,721,767	$4.48	323,796	$13.76
Granted	340,500	19.31	3,100	16.33
Exercised	(86,445)	4.42	(42,999)	11.80
Forfeited	(28,125)	8.21	(350)	17.13

Outstanding at June 30	2,947,697	$6.14	283,547	$14.06

Exercisable at June 30	2,347,590	$3.81	94,117	$15.27

Weighted average grant-date fair value of options/SARS granted:
To employees and directors		$8.34		$3.24

A summary of the status of nonvested shares as of June 30, 2006, and changes during the six months ended June 30, 2006 is presented below:

	For the Six Months Ended June 30, 2006
	Stock Options		SARS
		Weighted		Weighted
		Average Grant	Number of	Average Grant
	Number of Options	Date Fair Value	SARS	Date Fair Value
Nonvested at January 1	414,015	$5.08	288,146	$3.12
Granted	326,500	8.41	1,500	3.14
Vested	(117,908)	6.16	(100,216)	3.12
Forfeited	(22,500)	4.36	—	—

Nonvested at June 30	600,107	$7.35	189,430	$3.12

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 2. STOCK-BASED AWARDS (Continued)
The fair value of each option and stock appreciation right is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Dividend yield	.26%
Expected volatility	30.58%
Risk-free interest rate	4.81%
Expected lives (in years)	7.77
Forfeitures	1.8%
The following table summarizes information about the options outstanding at June 30, 2006:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Contractual	Average		Average
Exercise Prices	Options	Life	Exercise Price	Options	Exercise Price
$1.63-3.53	1,633,775	4.11	$ 3.14	1,633,590	$ 3.14
4.24-5.42	766,547	5.14	4.69	641,362	4.68
7.47-8.89	94,125	7.49	8.46	43,500	8.43
9.13-18.78	228,250	9.32	16.26	17,138	10.90
20.46-25.32	225,000	9.40	21.63	12,000	21.38

$1.63-25.32	2,947,697	5.29	$ 6.14	2,347,590	$ 3.81

The following table summarizes information about the SARs outstanding at June 30, 2006:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Contractual	Average		Average
Exercise Prices	SARs	Life	Exercise Price	SARs	Exercise Price
$8.47-13.16	125,200	8.46	$ 10.79	24,100	$ 11.40
16.33-19.97	156,997	8.58	16.61	68,667	16.53
21.20-23.63	1,200	8.92	22.75	1,200	22.75

$8.47-23.63	283,397	8.53	$ 14.07	93,967	$ 15.29

NOTE 3. VARIABLE INTEREST ENTITIES
We have identified six joint ventures that are variable interest entities (“VIEs”) of which we are the primary beneficiary. These six entities have been consolidated in accordance with FIN 46R. Their assets and liabilities were recorded at carrying value. The six entities consist of one partnership with 25 investment rental communities with 6,044 apartments, two limited liability companies that are developing rental apartment communities, one with 328 market-rate units and the other with 90 affordable units, two limited liability companies engaged in homebuilding, one with a 215-unit age-restricted traditional new development and the other with a 217-unit new mid-rise development, and one limited liability partnership that acquired a rental apartment community for conversion to condominium homes for sale. The aggregate total assets of these VIEs were $481.7 million as of June 30, 2006. Of the total assets, $317 million is classified as real estate held for investment and $141.2 million is classified as homebuilding inventory in the accompanying June 30, 2006, Consolidated Balance Sheet. Gross revenue of these VIEs for the six months ended June 30, 2006, contributed $4.9 million to homebuilding sales and $30.7 million to rental revenue. Of the $584.4 million of debt of these entities, $505.6 million is non-recourse to the general assets of Tarragon.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 4. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
On April 10, 2006, we entered into an interest rate swap agreement to convert our $60 million variable rate subordinated unsecured debt to fixed rate debt to minimize the exposure to volatility in interest cost. The interest rate swap agreement is based on a notional amount of $60 million, a fixed rate of 5.377%, a floating rate index of three month LIBOR, and a maturity of April 30, 2011. We have designated and accounted for the interest rate swap as a hedge to reduce exposure to interest rate risk and minimize reported earnings volatility in accordance with SFAS No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities.” As of June 30, 2006, the fair value of the interest rate swap of $75,000 was recorded as an asset. During the period from inception through June 30, 2006, the interest rate swap agreement was considered an effective hedge, and there were no gains or losses recognized in earnings for hedge ineffectiveness.
Also in April 2006, we purchased three interest rate caps, as required by the lenders of $127.6 million of our variable rate debt. The fair value of the interest rate caps as of June 30, 2006 was $724,000, and the increase in fair value from the date of purchase was recorded as a reduction to interest expense in the accompanying Consolidated Statement of Income for the three and six months ended June 30, 2006.
NOTE 5. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES
Investments in and advances to partnerships and joint ventures consisted of the following:

			Carrying Amount
			June 30,	December 31,
	Profits Interest		2006	2005
801 Pennsylvania Avenue	50%		$—	$—
Choice Home Financing, L.L.C.	50%		311	425
Delaney Square, L.L.C.	50%		—	—
Hoboken joint ventures:
900 Monroe Street Development, L.L.C.	63%		4,442	4,134
Block 106 Development, L.L.C.	63%		5,507	11,228
Block 99/102 Development, L.L.C.	70	% (1)	—	13,108
Block 102 Development, L.L.C.	48%		2,941	2,848
Block 112 Development, L.L.C.	63%		11,088	10,918
Block 144 Development, L.L.C.	63%		2,079	4,026
TDC/Ursa Hoboken Sales Center, L.L.C.	48%		1,427	1,455
Thirteenth Street Development, L.L.C.	50%		—	—
Upper Grand Realty, L.L.C.	50%		—	—
Keane Stud, L.L.C.	50%		5,577	—
LOPO, L.P.	50%		10,140	6,251
Merritt Stratford, L.L.C.	50%		278	256
Orchid Grove, L.L.C.	50%		5,366	2,774
Orion Towers Tarragon, L.L.P.	70	% (2)	—	15,662
Park Avenue Tarragon, L.L.C.	50%		—	5,456
Tarragon Calistoga, L.L.C.	80%		632	632

			$49,788	$79,173

(1)	This entity was consolidated in the second quarter of 2006 upon the acquisition of the 15% interest of one of our partners.

(2)	Due to a change in control of the partnership, we began consolidating this entity during the first quarter of 2006.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 5. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES (Continued)
In accordance with Financial Accounting Standard Board’s Emerging Issues Task Force’s 96-16 Consensus, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights” and its 04-5 Consensus, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” we account for our investments in the above partnerships and joint ventures using the equity method.
We have guaranteed two construction loans and three land loans of five unconsolidated joint ventures as of June 30, 2006. Our guarantee of these five loans is limited to the fully funded debt of $107.4 million. At June 30, 2006, there was $68.1 million outstanding, all of which is guaranteed. We have recorded liabilities totaling $2 million in connection with four of these guarantees. The estimated fair value of the fifth guarantee was not recorded because it was not significant.
Below are unaudited summarized financial data for Park Avenue Tarragon individually and combined for our other unconsolidated partnerships and joint ventures that are not individually significant for the three and six month periods ended June 30, 2006 and 2005.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 5. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES (Continued)

	Park Avenue		All
	Tarragon	Other	Partnerships
Three Months Ended June 30, 2006

Homebuilding sales	$8,892	$11,913	$20,805
Cost of homebuilding sales	(6,836)	(12,790)	(19,626)
Rental revenue	—	191	191
Mortgage banking income	—	484	484
Property and other operating expenses	—	(325)	(325)
Interest expense	—	(11)	(11)

Income (loss) from continuing operations	2,056	(538)	1,518
Discontinued operations
Income from operations (1)	—	142	142

Net income (loss)	2,056	(396)	1,660
Elimination of interest and management fees paid to Tarragon	3	48	51

Net income (loss) before interest and management fees paid to Tarragon	$2,059	$(348)	$1,711

Equity in income (loss) of partnerships and joint ventures:
Tarragon’s share of net income (loss) before interest and management fees paid to Tarragon	$1,027	$(108)	$919

Equity in income (loss) of partnerships and joint ventures	$1,027	$(108)	$919

Three Months Ended June 30, 2005

Homebuilding sales	$43,535	$20,667	$64,202
Cost of homebuilding sales	(29,528)	(15,250)	(44,778)
Rental revenue	—	2,700	2,700
Property and other operating expenses	—	(1,314)	(1,314)
Interest expense	—	(1,181)	(1,181)
Depreciation expense	—	(495)	(495)

Income from continuing operations	14,007	5,127	19,134
Discontinued operations
Income from operations (1)	—	4	4

Net income	14,007	5,131	19,138
Elimination of interest and management fees paid to Tarragon	—	86	86

Net income before interest and management fees paid to Tarragon	$14,007	$5,217	$19,224

Equity in income of partnerships and joint ventures:
Tarragon’s share of net income before interest and management fees paid to Tarragon	$6,207	$1,637	$7,844
Cash distributions in excess of investment	—	42	42

Equity in income of partnerships and joint ventures	$6,207	$1,679	$7,886

(1)	Revenue presented in discontinued operations was $371,000 in 2006 and $312,000 in 2005.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 5. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES (Continued)

	Park Avenue		All
	Tarragon	Other	Partnerships
Six Months Ended June 30, 2006

Homebuilding sales	$20,022	$23,469	$43,491
Cost of homebuilding sales	(17,717)	(23,246)	(40,963)
Rental revenue	—	289	289
Mortgage banking income	—	949	949
Property and other operating expenses	—	(327)	(327)
Interest expense	—	(7)	(7)

Income from continuing operations	2,305	1,127	3,432
Discontinued operations
Income from operations (1)	—	266	266

Net income	2,305	1,393	3,698
Elimination of interest and management fees paid to Tarragon	3	48	51

Net income before interest and management fees paid to Tarragon	$2,308	$1,441	$3,749

Equity in income of partnerships and joint ventures:
Tarragon’s share of net income (loss) before interest and management fees paid to Tarragon	$1,385	$679	$2,064

Equity in income of partnerships and joint ventures	$1,385	$679	$2,064

Six Months Ended June 30, 2005

Homebuilding sales	$45,365	$75,293	$120,658
Cost of homebuilding sales	(30,939)	(50,272)	(81,211)
Rental revenue	—	5,447	5,447
Property and other operating expenses	—	(2,534)	(2,534)
Interest expense	—	(2,452)	(2,452)
Depreciation expense	—	(984)	(984)

Income from continuing operations	14,426	24,498	38,924
Discontinued operations
Loss from operations (1)	—	(168)	(168)
Loss on sale of real estate	—	(350)	(350)

Net income	14,426	23,980	38,406
Elimination of interest and management fees paid to Tarragon	—	177	177

Net income before interest and management fees paid to Tarragon	$14,426	$24,157	$38,583

Equity in income of partnerships and joint ventures:
Tarragon’s share of net income before interest and management fees paid to Tarragon	$6,384	$9,514	$15,898
Cash distributions in excess of investment	—	58	58

Equity in income of partnerships and joint ventures	$6,384	$9,572	$15,956

(1)	Revenue presented in discontinued operations was $748,000 in 2006 and $793,000 in 2005.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 6. EARNINGS PER COMMON SHARE
Earnings per common share have been computed based on the weighted average number of shares of common stock outstanding for the three and six month periods ended June 30, 2006 and 2005. Following is a reconciliation of earnings per common share and earnings per common share – assuming dilution.

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income allocable to common stockholders, as reported	$10,471	$8,576	$28,167	$29,916
Add:
Interest expense on convertible notes, net of income taxes	166	841	393	1,711

Net income allocable to common stockholders — assuming dilution	$10,637	$9,417	$28,560	$31,627

Weighted average shares of common stock used in computing earnings per share	28,266,745	24,389,242	28,433,856	24,089,424
Convertible preferred interest of minority partner in consolidated joint venture	668,096	668,096	668,096	668,096
Convertible notes	469,771	5,065,356	469,771	5,065,356
Effect of stock options	1,946,456	2,263,771	2,037,229	2,243,187
Effect of stock appreciation rights	52,307	130,371	73,663	112,677

Weighted average shares of common stock used in computing earnings per share — assuming dilution	31,403,375	32,516,836	31,682,615	32,178,740

Earnings per common share
Net income allocable to common stockholders	$.37	$.35	$.99	$1.24

Net income allocable to common stockholders — assuming dilution	$.34	$.28	$.90	$.98

NOTE 7. SEGMENT REPORTING
Our business is divided into two reporting segments – homebuilding and the operation of our investment portfolio. Our Homebuilding Division is the main focus of our business in terms of financial and human capital. Our activities in the Homebuilding Division encompass condominium conversions of existing apartment communities, the development of town homes and new mid-rise or high-rise condominiums for sale to residents, land development and sale, and development of new investment properties, primarily apartment communities. Funds generated by the operation, sale, or refinancing of properties in the investment portfolio support our overhead and finance our homebuilding activities. As discussed in NOTE 8. “ASSETS HELD FOR SALE,” in March 2005, our board of directors approved a strategic plan to divest a substantial portion of our Investment Division properties. Pursuant to this plan, we sold 15 properties during 2005 and five properties during 2006 and have ten properties classified as held for sale at June 30, 2006.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 7. SEGMENT REPORTING (Continued)
Homebuilding. The following table summarizes our active for-sale communities at June 30, 2006, by product type.

Remaining Homes
or Home Sites

High-and mid-rise developments (1)	1,122
Condominium and townhome conversions	3,960
Townhome and traditional new developments	1,127
Land development	149

6,358

(1)	We have recognized revenue from the sale of 68 homes that have not yet been delivered for two projects under the percentage-of-completion method as of June 30, 2006.
Also included in the Homebuilding Division are rental communities in reposition under development, or in initial lease-up and land held for development or sale. We had nine apartment communities with 2,418 units in lease-up, undergoing reposition, or under development at June 30, 2006. We measure the performance of our Homebuilding Division primarily by gross profit from home sales.
Investment. This division includes properties with stabilized operations. We consider a property stabilized when development or renovation is substantially complete and recurring operating income exceeds operating expenses and debt service. At June 30, 2006, our Investment Division had 8,565 consolidated stabilized apartments. It also had seven consolidated commercial properties with 679,000 square feet and one commercial property owned through an unconsolidated joint venture with 62,000 square feet. The results of operations of four apartment communities with 736 units and six commercial properties with 577,000 square feet classified as held for sale at June 30, 2006, have been presented in discontinued operations in the accompanying Consolidated Statements of Income.
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
We allocate our general and administrative expenses between the segments based on the functions of the corporate departments. We allocate other corporate items, including interest income, management fee and other revenue, and minority interests in income of consolidated partnerships and joint ventures that are not directly associated with one of our divisions in the same proportions as general and administrative expenses are allocated. Income tax expense and liabilities are not allocated between the segments. Income tax liabilities totaled $47.8 million at June 30, 2006, and $39.5 million at December 31, 2005.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 7. SEGMENT REPORTING (Continued)
Following are operating statements and balance sheets for our two reporting segments and net operating income for our Investment Division. In our segment operating statements, we do not distinguish between consolidated and unconsolidated properties. We have provided a reconciliation of segment revenue to consolidated revenue below.

	HOMEBUILDING DIVISION
	Operating Statements
	For the Three Months				For the Six Months
	Ended June 30,				Ended June 30,
	2006		2005		2006		2005
Homebuilding sales	$143,105	100%	$133,330	100%	$254,981	100%	$253,376	100%
Cost of homebuilding sales (1)	(119,396)	(83%)	(102,052)	(76%)	(206,827)	(81%)	(186,479)	(74%)

Gross profit on homebuilding sales	23,709	17%	31,278	24%	48,154	19%	66,897	26%

Minority interests in homebuilding sales of consolidated partnerships and joint ventures	(374)	—	(408)	—	(486)	—	(1,216)	—
Outside partners’ interests in homebuilding sales of unconsolidated partnerships and joint ventures	(799)	(1%)	(10,885)	(8%)	(1,530)	(1%)	(21,573)	(8%)
Performance-based compensation related to projects of unconsolidated partnerships and joint ventures	(46)	—	(487)	—	(133)	—	(1,433)	(1%)
Additional costs attributable to profits recognized by the investment division on intercompany sales	(1,746)	(1%)	—	—	(5,825)	(2%)	(519)	—

	20,744	15%	19,498	16%	40,180	16%	42,156	17%

Other income and expenses:
Net income (loss) from rental operations	(899)	(1%)	250	—	(1,318)	—	(477)	—
Mortgage banking net income	236	—	—	—	465	—	—	—
General and administrative expenses	(8,396)	(5%)	(3,349)	(3%)	(13,544)	(5%)	(7,396)	(3%)
Other corporate items	16	—	30	—	49	—	206	—
Prepayment penalty on early retirement of debt in connection with condominium conversion	—	—	—	—	(1,639)	(1%)	—	—
Gain on sale of real estate	—	—	—	—	—	—	2,229	1%

Income before taxes	$11,701	9%	$16,429	13%	$24,193	10%	$36,718	15%

(1)	Cost of homebuilding sales includes marketing and advertising of for-sale communities, salaries and office costs related to personnel directly involved in acquiring, managing, and accounting for for-sale communities, as well as land, construction costs, architectural and engineering fees, and capitalized interest.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 7. SEGMENT REPORTING (Continued)

	HOMEBUILDING DIVISION
	Balance Sheets
	June 30,	December 31,
	2006	2005
Assets
Cash and cash equivalents	$29,564	$36,638
Restricted cash	16,199	18,846
Contracts receivable	27,688	49,745
Homebuilding inventory: (1)
Land and land improvement costs	316,193	259,287
Construction in progress	1,123,821	820,524
Real estate held for investment	74,428	71,022
Investments in partnerships and joint ventures	49,788	79,173
Other assets, net	59,568	56,745

	$1,697,249	$1,391,980

Liabilities and Equity
Accounts payable and other liabilities	$101,171	$82,358
Mortgages and notes payable	950,881	764,403

	1,052,052	846,761

Minority interest	7,353	3,309
Equity	637,844	541,910

	$1,697,249	$1,391,980

(1)	Prior to 2004, the Homebuilding Division recognized profits on properties it transferred to the Investment Division upon completion and stabilization. In 2004, we began to transfer properties between divisions at cost. In 2005, nine properties were transferred from the Investment Division to the Homebuilding Division for conversion and sale as condominium homes. Homebuilding inventory of the Homebuilding Division includes $18.9 million of additional basis as of June 30, 2006 and $24.7 million as of December 31, 2005 related to these profits from transfers prior to 2004.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 7. SEGMENT REPORTING (Continued)

	INVESTMENT DIVISION
	Operating Statements
	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2006		2005		2006		2005
Rental revenue	$22,595	100%	$29,960	100%	$45,294	100%	$63,133	100%
Property operating expenses	(10,702)	(47%)	(15,600)	(52%)	(22,692)	(50%)	(31,961)	(51%)

Net operating income	11,893	53%	14,360	48%	22,602	50%	31,172	49%
Net gain on sale of real estate	2,898		342		13,127		14,293
Distributions from unconsolidated partnerships and joint ventures in excess of investment	—		42		—		58
Minority interests in income of consolidated partnerships and joint ventures	(237)		(363)		(408)		(491)
Elimination of management and other fees paid to Tarragon by unconsolidated partnerships and joint ventures	—		86		—		177
Outside partners’ interests in (income) losses of unconsolidated partnerships and joint ventures	(49)		40		(89)		69
General and administrative expenses	(1,841)		(3,433)		(3,287)		(5,774)
Other corporate items	377		161		847		310
Impairment (losses) recoveries	94		—		(172)		—
Interest expense	(6,108)		(8,892)		(11,539)		(18,838)
Depreciation expense	(3,784)		(4,898)		(7,657)		(10,405)

Income (loss) before taxes	$3,243		$(2,555)		$13,424		$10,571

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 7. SEGMENT REPORTING (Continued)

	INVESTMENT DIVISION
	Balance Sheets
	June 30,	December 31,
	2006	2005
Assets
Cash and cash equivalents	$21,316	$2,406
Restricted cash	10,117	9,796
Real estate held for investment (1)	369,543	373,282
Assets held for sale (1)	56,838	71,100
Other assets, net	18,762	14,427

	$476,576	$471,011

Liabilities and Deficit
Accounts payable and other liabilities	$19,019	$18,914
Liabilities related to assets held for sale	46,482	54,671
Mortgages and notes payable	521,254	483,834
Senior convertible notes	5,750	5,750
Subordinated unsecured notes	125,000	65,000

	717,505	628,169

Minority interest	11,097	11,094
Deficit (2)	(252,026)	(168,252)

	$476,576	$471,011

(1)	Prior to 2004, the Homebuilding Division recognized profits on properties it transferred to the Investment Division upon completion and stabilization. In 2004, we began to transfer properties between divisions at cost. Real estate held for investment includes $28.2 million of additional basis as of June 30, 2006, and $28.9 million as of December 31, 2005 related to these profits from transfers prior to 2004. Assets held for sale include $5.9 million of additional basis as of June 30, 2006 and $7.6 million as of December 31, 2005 related to these profits from transfers prior to 2004.

(2)	The Investment Division’s deficit is the result of distributions to the parent company exceeding accumulated divisional earnings.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 7. SEGMENT REPORTING (Continued)

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2006		2005		2006		2005
Investment division net operating income:
Rental revenue
Same store stabilized apartment communities	$18,989	100%	$17,972	100%	$37,874	100%	$35,988	100%
Apartment communities targeted for condominium conversion in 2005	—	—	3,811	100%	—	—	10,362	100%
Apartment communities acquired during period	1,281	100%	1,063	100%	2,453	100%	1,745	100%
Apartment communities sold during period	326	100%	3,416	100%	793	100%	7,293	100%
Commercial properties	1,999	100%	3,698	100%	4,174	100%	7,745	100%

	22,595	100%	29,960	100%	45,294	100%	63,133	100%
Property operating expenses
Same store stabilized apartment communities	(9,010)	(47%)	(8,913)	(50%)	(18,489)	(49%)	(17,801)	(49%)
Apartment communities targeted for condominium conversion in 2005	—	—	(1,926)	(51%)	—	—	(4,680)	(45%)
Apartment communities acquired during period	(531)	(41%)	(611)	(57%)	(1,286)	(52%)	(847)	(49%)
Apartment communities sold during period	(131)	(40%)	(2,076)	(61%)	(580)	(73%)	(4,530)	(62%)
Commercial properties	(1,030)	(52%)	(2,074)	(56%)	(2,337)	(56%)	(4,103)	(53%)

	(10,702)	(47%)	(15,600)	(52%)	(22,692)	(50%)	(31,961)	(51%)
Net operating income
Same store stabilized apartment communities	9,979	53%	9,059	50%	19,385	51%	18,187	51%
Apartment communities targeted for condominium conversion in 2005	—	—	1,885	49%	—	—	5,682	55%
Apartment communities acquired during period	750	59%	452	43%	1,167	48%	898	51%
Apartment communities sold during period	195	60%	1,340	39%	213	27%	2,763	38%
Commercial properties	969	48%	1,624	44%	1,837	44%	3,642	47%

	$11,893	53%	$14,360	48%	$22,602	50%	$31,172	49%

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 7. SEGMENT REPORTING (Continued)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Reconciliation of divisional revenues to consolidated revenue:
Homebuilding division total revenue	$143,105	$133,330	$254,981	$253,376
Less homebuilding revenue of unconsolidated partnerships and joint ventures	(20,805)	(64,202)	(43,491)	(120,658)
Add management fee and other revenue included in other corporate items	15	30	35	206
Add rental revenues from homebuilding properties presented in net income (loss) from property operations (1)	5,117	3,120	10,791	3,462

Homebuilding division contribution to consolidated revenue	127,432	72,278	222,316	136,386

Investment division rental revenue	22,595	29,960	45,294	63,133
Less investment division rental revenue presented in discontinued operations	(3,178)	(7,870)	(6,637)	(16,396)
Add management fee and other revenue included in other corporate items	261	7	547	12
Less rental revenues of unconsolidated partnerships and joint ventures	(371)	(3,013)	(747)	(6,239)

Investment division contribution to consolidated revenue	19,307	19,084	38,457	40,510

Consolidated total revenue	$146,739	$91,362	$260,773	$176,896

Reconciliation of divisional net income (loss) to consolidated net income:
Homebuilding division income before taxes	$11,701	$16,429	$24,193	$36,718
Add additional costs attributable to profits recognized by investment division on intercompany sales (2)	1,746	—	5,825	519

Homebuilding division contribution to consolidated net income	13,447	16,429	30,018	37,237

Investment division income (loss) before taxes	3,243	(2,555)	13,424	10,571
Add reduction to investment division gain on sale of real estate for profit previously recognized by homebuilding division (3)	—	—	1,511	811
Add depreciation on higher basis resulting from intercompany sales (3)	375	576	756	1,271

Investment division contribution to consolidated net income	3,618	(1,979)	15,691	12,653

Income tax expense	(6,399)	(5,649)	(17,140)	(19,525)

Consolidated net income	$10,666	$8,801	$28,569	$30,365

(1)	Rental revenue generated by properties transferred from the Investment Division to the Homebuilding Division for conversion to condominiums and properties developed by the Homebuilding Division in lease-up.

(2)	Prior to 2004, the Investment Division recognized gains on transfers of properties to the Homebuilding Division for conversion and sale as condominium homes. Beginning in 2004, properties are transferred between divisions at cost.

(3)	Prior to 2004, the Homebuilding Division recognized profits on properties it transferred to the Investment Division upon completion and stabilization. Beginning in 2004, properties are transferred between divisions at cost.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 7. SEGMENT REPORTING (Continued)

	June 30,	December 31,
	2006	2005
Reconciliation of divisional total assets to consolidated total assets:
Homebuilding division total assets	$1,697,249	$1,391,980
Investment division total assets	476,576	471,011

	2,173,825	1,862,991
Less higher basis resulting from intercompany sales (1)	(53,085)	(61,178)
Add goodwill	2,691	2,691

Consolidated total assets	$2,123,431	$1,804,504

(1)	Prior to 2004, both divisions recognized gains on transfers of properties between divisions. Beginning in 2004, properties are transferred between divisions at cost.
NOTE 8. ASSETS HELD FOR SALE
In March 2005, our board of directors approved a plan to divest substantially all of our Investment Division properties. Pursuant to this plan, we sold 20 properties in 2005 and 2006. The remaining Investment Division properties we intend to sell are classified as assets held for sale and their results of operations, along with the results of operations of the 20 properties sold, are presented in discontinued operations.
Assets held for sale and liabilities related to assets held for sale in the accompanying Consolidated Balance Sheets include the following:

	June 30,	December 31,
	2006	2005
Real estate (net of accumulated depreciation of $23,767 in 2006 and $26,853 in 2005)	$48,441	$60,713
Other assets, net	2,473	2,808

	$50,914	$63,521

Accounts payable and other liabilities	$1,548	$2,225
Mortgages and notes payable	44,934	52,446

	$46,482	$54,671

The June 30, 2006, amounts include balances related to four apartment communities and six commercial properties actively marketed for sale. The December 31, 2005, amounts included balances related to five apartment communities and nine commercial properties either under contract of sale or actively marketed for sale at December 31, 2005. During the first six months of 2006, two of the apartment communities and three of the commercial properties were sold.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 8. ASSETS HELD FOR SALE (Continued)
In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” operating results for properties for which we have implemented plans of disposal have been reported in discontinued operations. Discontinued operations for the six months ended June 30, 2006 and 2005 include the operations of 26 properties sold since the beginning of 2004 and 10 properties held for sale which were previously reported in the Investment Division. The results of these operations were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Rental revenue	$3,178	$7,870	$6,637	$16,396
Property operating expenses	(1,734)	(4,529)	(4,133)	(9,133)
Interest expense	(762)	(1,949)	(1,599)	(3,922)
Depreciation expense	—	(52)	—	(213)
Impairment (losses) recoveries	94	—	(172)	—

Income from operations before income taxes	776	1,340	733	3,128
Income tax expense	(291)	(524)	(275)	(1,224)

Income from operations	$485	$816	$458	$1,904

Gain on sale of real estate before income taxes	$2,898	$—	$14,638	$14,762
Income tax expense	(1,087)	—	(5,489)	(5,776)

Gain on sale of real estate	$1,811	$—	$9,149	$8,986

NOTE 9. COMMITMENTS AND CONTINGENCIES
In April 2003, in connection with renovations at Pine Crest Village at Victoria Park, our contractor disturbed asbestos-containing materials. These actions were subsequently investigated by the Environmental Protection Agency and the United States Attorney for the Southern District of Florida for possible violations of federal criminal laws. On April 25, 2006, the United States Attorney filed a criminal information charging Tarragon Management, Inc. (“TMI”) with one felony count for failure to comply with Clean Air Act Work Practice Standards for Asbestos in the United States District Court for the Southern District of Florida. Pursuant to an agreement with the United States Attorney, TMI entered a plea of guilty to such charge on June 19, 2006, and agreed to pay fines and community service payments totaling $1 million for the offense. TMI also agreed to institute an environmental compliance program and was placed on five years probation with the right to seek an early termination after three years of documented compliance with the program. The United States Attorney filed separate but identical charges against the contractor, and one current and one former employee of Tarragon with oversight responsibility for the Pine Crest condominium conversion, each of whom also subsequently entered a plea of guilty to the charges against them. During 2005, we accrued a $1 million loss contingency for this matter. We have incurred legal and other professional fees and costs of relocation of residents in connection with this matter of $762,000 to date. Remediation was completed in March 2004 at a cost of approximately $795,000. Except for the Pine Crest matter, we are not aware of any liability relating to federal, state, and local environmental laws, ordinances, and regulations that would have a material adverse effect on our business, financial position, or results of operations.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 9. COMMITMENTS AND CONTINGENCIES (Continued)
We have received statutory notices from the homeowners’ associations of five of our recently completed condominium conversion projects in Florida claiming construction defects or other deficiencies. The extent of any liability for these claims is unknown at this time.
We are also party to various claims and routine litigation arising in the ordinary course of business. We do not believe that the results of such claims and litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position, or results of operations.
NOTE 10. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting For Uncertain Tax Positions” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 to our financial position and results of operations.
NOTE 11. RESTATEMENT OF PRIOR-PERIOD FINANCIAL STATEMENTS
As discussed in NOTE 1. “BASIS OF PRESENTATION,” after reviewing our previous determination that we should account for our investment in Ansonia Apartments, LP, using the equity method, we have determined that Ansonia should have been consolidated in the first quarter of 2004 when FIN 46R became effective with respect to entities created before December 31, 2003. In order to prepare this report, we have restated previously issued financial statements as of December 31, 2005, for the three and six month periods ended June 30, 2005, and for the three months ended March 31, 2006.
The effects of the restatement are as follows:

	December 31, 2005
	As Previously	As
	Reported	Restated
Consolidated Balance Sheet
Cash and cash equivalents	$38,627	$39,044
Restricted cash	21,830	28,642
Real estate held for investment	122,165	415,448
Other assets, net	65,415	73,863
Total assets	1,495,544	1,804,504
Accounts payable and other liabilities	103,164	110,494
Deferred tax liability	71,793	30,423
Mortgages and notes payable	830,265	1,248,238
Total liabilities	1,130,643	1,514,576
Accumulated deficit	(13,661)	(88,633)
Total stockholder’s equity	350,498	275,525

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 11. RESTATEMENT OF PRIOR-PERIOD FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2005		June 30, 2005
	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated
Consolidated Statements of Income
Rental and other revenue	$86,063	$91,362	$166,351	$176,896
Property operating expenses	8,507	10,966	16,697	21,514
Depreciation expense	2,832	3,691	6,248	7,901
General and administrative expenses	6,778	6,782	13,163	13,170
Equity in income of partnerships and joint ventures	8,239	7,886	16,669	15,956
Minority interests	(509)	(739)	(1,345)	(1,573)
Interest expense	(5,374)	(7,185)	(10,687)	(14,296)
Income tax expense	(5,285)	(5,125)	(12,708)	(12,525)
Income from continuing operations	8,242	7,985	19,774	19,475
Net income	9,058	8,801	30,664	30,365

Earnings per common share
Net income allocable to common stockholders	$.36	$.35	$1.25	$1.24
Earnings per common share assuming dilution
Net income allocable to common stockholders	$.30	$.28	$.99	$.98

	For the Three Months Ended		For the Six Months Ended
	March 31, 2005		June 30, 2005
	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated
Consolidated Statements of Cash Flows
Cash Flows from Operating Activities
Net income	$21,606	$21,564	$30,664	$30,365
Minority interests in income of consolidated partnerships and joint ventures	—	—	1,345	1,573
Depreciation and amortization	5,321	5,793	10,209	12,191
Equity in income of partnerships and joint ventures	(8,430)	(8,070)	(16,669)	(15,956)
Changes in other assets	(11,753)	(11,135)	(19,831)	(19,604)
Changes in other liabilities	12,599	12,622	8,229	7,711
Changes in interest payable	(627)	(629)	1,361	1,338
Net cash used in operating activities	(100,673)	(99,241)	(235,189)	(232,879)

Cash Flows from Investing Activities
Property capital improvements	(1,460)	(1,727)	(2,821)	(3,332)
Distributions from partnerships and joint ventures	21,436	20,555	36,156	35,000
Net cash used in investing activities	(26,936)	(28,085)	(44,375)	(46,042)

Cash Flows from Financing Activities
Principal payments on notes payable	(193,422)	(193,761)	(285,189)	(285,832)
Net cash provided by financing activities	128,948	128,609	282,699	282,056

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 11. RESTATEMENT OF PRIOR-PERIOD FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended
	March 31, 2006
	As Previously	As
	Reported	Restated
Consolidated Statement of Income
Rental and other revenue	$98,866	$114,034
Property operating expenses	5,080	12,351
Depreciation expense	887	3,633
General and administrative expenses	6,581	6,593
Interest expense	(2,850)	(9,471)
Income tax expense	(6,911)	(6,355)
Income from continuing operations	11,517	10,592
Net income	18,828	17,902

Earnings per common share
Net income allocable to common stockholders	$.65	$.62
Earnings per common share assuming dilution
Net income allocable to common stockholders	$.59	$.55

	For the Three Months Ended
	March 31, 2006
	As Previously	As
	Reported	Restated
Consolidated Statement of Cash Flows
Cash Flows from Operating Activities
Net income	$18,828	$17,902
Depreciation and amortization	3,932	3,947
Changes in other assets	10,785	11,929
Changes in other liabilities	381	1,363
Changes in interest payable	(16,579)	(16,575)
Net cash used in operating activities	(173,262)	(172,065)

Cash Flows from Investing Activities
Property capital improvements	(1,641)	(2,715)
Net cash provided by investing activities	2,822	1,748

Cash Flows from Financing Activities
Principal payments on notes payable	(100,755)	(100,906)
Net cash provided by financing activities	167,050	166,899

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 12. NOTES PAYABLE OF ANSONIA APARTMENTS, L.P.
Ansonia Apartments currently has a $410.9 million secured credit facility with GECC secured by first and second liens on 23 of its properties, as well as pledges of equity interests in the property owning entities. The non-recourse mortgage loans under this facility are cross-collateralized and cross-defaulted with each other, and mature in November 2012. Interest accrues on $371 million of this indebtedness at a blended fixed rate of 5.95% payable monthly. The remaining $39.9 million bears interest at a blended floating rate of 6.7% in excess of LIBOR (12.04% as of June 30, 2006), and requires monthly payments of principal and interest computed on a 25-year amortization schedule. Under the terms of these loans, Ansonia is required to maintain a ratio of net operating income of the properties to the outstanding principal balance of the loans (the “Cash on Cash Ratio”) of 6.6% and a ratio of net operating income of the properties to the total debt service required under the loans (“Debt Service Coverage Ratio”) of 1.03:1 during the first year of the loan term (with such ratios increasing annually thereafter), or it will be required to pay GECC 100% of the net cash flow (after payment of property operating expenses, debt service and impounds) from the properties in reduction of the principal balance of the loans until such time as the Cash on Cash Ratio and Debt Service Coverage Ratio are the greater of 7% and 1.05:1, respectively, or the levels required for that particular loan year, for six consecutive months.
In addition to the GECC credit facility, as of June 30, 2006, Ansonia had two non-recourse mortgage loans. One note for $24 million accrues interest at a fixed rate of 5.49%, is payable in monthly installments of principal and interest based on a 30-year amortization schedule, and matures in April 2014. The other note for $2.8 million accrues interest at a fixed rate of 5.52%, is payable in monthly installments of principal and interest based on a 30-year amortization schedule, and matures in July 2009.
At June 30, 2006, scheduled principal payments on Ansonia’s notes payable are due as follows:

Six months ending December 31, 2006	$360
2007	805
2008	852
2009	3,611
2010	960
Thereafter	431,089

$437,677

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
Business Overview
General
We are a homebuilder and real estate developer with over 30 years of experience in the real estate industry. Our large projects in urban areas require long lead times. As a result, there is a significant time period between the commencement of a project and receipt of revenue. Revenue and gross profit from our for-sale communities for the three and six month periods ended June 30, 2006 and 2005, are presented below under the caption “Operating Results of Homebuilding For-Sale Communities.”
For the past several years, we also operated a real estate investment business. We began divesting this business in March 2005. Over the past several years, funds generated by the operation, sale, or refinancing of properties in the investment portfolio financed the growth of our homebuilding and development activities.
In August 2006, the Company concluded, after an extensive review of the relevant accounting literature, that accounting for its investment in Ansonia Apartments, LP (“Ansonia”) should be changed.
Ansonia is a partnership in which Tarragon owns a majority noncontrolling equity interest. Historically, Tarragon has used the equity method to account for its investment in Ansonia. However, as a result of a review of the accounting for the investment in Ansonia, the Company has decided that it should consolidate Ansonia’s operations with its operations in accordance with the Financial Accounting Standards Board’s Interpretation 46R (“FIN 46R”), “Consolidation of Variable Interest Entities.” Accordingly, Tarragon will restate its financial statements and other financial information for the years and for each of the quarters in the years 2005 and 2004 and for the first quarter of 2006.
The effect of the restatement on prior period financial statement included in this report is discussed in NOTE 11. “RESTATEMENT OF PRIOR-PERIOD FINANCIAL STATEMENTS.” Also see NOTE 12. “NOTES PAYABLE OF ANSONIA APARTMENTS, L.P.”
In light of the forthcoming restatement, Tarragon’s stockholders should no longer rely on the Company’s previously filed financial statements for the years and for each of the quarters in the years 2005 and 2004 and the first quarter of 2006. Tarragon intends to file, as promptly as practicable, amendments to its periodic reports that have previously been filed with the Securities and Exchange Commission for the periods beginning January 1, 2004 to reflect the restatements.
Revenue. Our revenue is principally derived from:
•	Homebuilding sales, which represent sales of condominium homes, townhomes, and developed land reported on either the completed contract or percentage-of-completion method of revenue recognition, as appropriate; and

•	Rental revenue from apartment and commercial leases.
Expenses. Our expenses principally consist of:
•	Costs of homebuilding sales, which include, among other costs, land, construction costs, construction supervision, marketing, commissions and other selling costs, capitalized interest (including $2.8 million and $5.2 million for the three and six months ended June 30, 2006, respectively, and $2.5 million and $4.5 million for the three and six months ended June 30, 2005, respectively), developer fees, performance-based compensation to developers, and architectural and engineering fees;

•	Property operating expenses, which are costs associated with operating, leasing, and maintaining rental apartment communities and office and retail properties, including payroll and benefit expenses of site-level employees;

•	Depreciation of rental apartment communities and office and retail properties; and

•	General and administrative expenses, a significant portion of which consists of compensation, benefits and other personnel-related costs of personnel not directly related to development activities.
Other income and expenses. Other income and expenses include:
•	Interest expense related to mortgages and other debt;

•	Equity in income or losses of partnerships and joint ventures, which represents our share of the net income or net loss of unconsolidated partnerships and joint ventures;

•	Gain on sales of real estate, which generally consists of gain from sales of assets in our Investment Division and are typically reported in discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144; and

•	Minority interests in income from consolidated partnerships and joint ventures, which consists of our partners’ share of gross profit from homebuilding sales or net income or net loss resulting from rental operations and the return on a preferred interest in Tarragon Development Company, LLC., and may include losses representing distributions to outside partners from consolidated partnerships in excess of their investments in the partnerships.
Outlook
Until this year, our homebuilding business experienced rapid growth from its inception. We believe our focus on urban and high-density homebuilding designed for non-traditional households will continue to present growth opportunities for us for a number of reasons including:
•	our pipeline of future projects, which we have built up over the last seven years and include a number of large projects in New Jersey, Ft. Lauderdale, Orlando, and Nashville that are expected to produce substantial revenues over the next five or more years;

•	scarcity of urban land for development in established communities and increased restrictions and controls on growth in many areas is channeling a larger share of new construction into areas where high density housing predominates;

•	demographic trends of increased immigration, smaller households, longer active retirements, and later marriages tend to favor demand in urban areas; and

•	smart growth initiatives driven by high fuel costs, environmental considerations, a desire to reduce sprawl and traffic congestion favor high density residential developments.
During the first six months of 2006, we purchased four rental communities with 1,144 apartments for conversion to condominiums and three parcels of land (two of which are held in unconsolidated joint ventures) for development of for-sale communities.
Sales at three recently opened condominium conversion projects on Florida’s west coast, which we believe has been a primarily investor-driven market, have been much slower than anticipated. We have also seen increased competition and modest slowdowns in sales activity in other Florida markets, where we believe the level of sales activity is now more in line with historical norms. Because of the slowdowns in condominium conversion sales, we presently anticipate total 2006 homebuilding sales revenue, including revenue from unconsolidated properties, will be lower than in 2005. We also have reduced our estimates of gross profit for many of our condominium conversion projects based on expected increases in marketing costs and sales incentives as a result of the slowdowns in sales activity. Based on an extensive review of our condominium conversion projects, we have identified five communities which will be operated as rental properties until the market improves.
Pursuant to a strategic plan announced in March 2005, we sold 20 investment properties in 2005 and 2006 and have 10 investment properties classified as held for sale at June 30, 2006. As a result, revenues, expenses, and cash flows from rental operations declined in 2005 and are expected to decline further in 2006. Cash proceeds from this capital redeployment plan have been and will be used to expand our homebuilding operation, reduce debt, and repurchase common stock. Four apartment communities with 736 units and six commercial properties with 577,000 square feet were classified as assets held for sale at June 30,

2006, and their operating results are presented in discontinued operations in the Statements of Income for the three and six months ended June 30, 2006 and 2005.
Factors Affecting Comparability of Results of Operations
Percentage-of-Completion Revenue Recognition. Because the percentage-of-completion method of revenue recognition requires us to recognize revenue from sales of homes prior to the closing of such sales, the timing of revenue generated by projects using the percentage-of-completion method will not be comparable to the timing of revenue generated by projects using the closing method. See “Critical Accounting Policies and Estimates—Revenue Recognition” on page 64 of the Annual Report on Form 10-K for the year ended December 31, 2005.
Results of Operations
Overview
For the three and six months ended June 30, 2006, total consolidated revenue was $146.7 million and $260.8 million, compared to $91.4 million and $176.9 million reported for the corresponding period in 2005. This increase is attributable to the increase in consolidated homebuilding sales, which increased from $69.1 million and $132.7 million in 2005 to $122.3 million and $211.5 million in 2006. We expect homebuilding sales revenue to continue to increase as more communities under development and in our pipeline, especially in the Northeast, begin to generate revenue. See the tables that summarize homebuilding sales and present our active projects, including backlog of homes sold, not closed, and our development pipeline below under the caption “Operating Results of Homebuilding For-Sale Communities” and “Active Projects and Development Pipeline.” Rental revenue increased $2 million, or 8.9%, and $4.7 million, or 10.8%, for the three and six months ended June 30, 2006, compared to the same period of 2005.
Income from continuing operations was $8.4 million and $19 million for the three and six months ended June 30, 2006, compared to $8 million and $19.5 million for the three and six months ended June 30, 2005. Gross profit on consolidated homebuilding sales increased $10.7 million for the second quarter and $18.2 million for the six month period in 2006 compared to the corresponding periods in 2005. Equity in income of partnerships and joint ventures decreased $7 million and $13.9 million for the three and six months ended June 30, 2006, chiefly due to decreases in our share of gross profit on homebuilding sales of unconsolidated joint ventures.
During the three and six months ended June 30, 2006, we recognized gains on sale of real estate of $1.8 million (net of income tax expense of $1.1 million) and $9.1 million (net of income tax expense of $5.5 million), including those presented in discontinued operations in accordance with SFAS No. 144. During the six months ended June 30, 2005, gains on sale, including those presented in discontinued operations, were $11.6 million (net of income tax expense of $5.8 million). See “Sales of Consolidated Properties” below.

Operating Results of Homebuilding For-Sale Communities. The following tables present revenue and gross profit for our for-sale communities.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2006		2005		2006		2005
	Units	Dollars	Units	Dollars	Units	Dollars	Units	Dollars
Revenue recognized on the closing method
Consolidated communities
Condominium and townhome conversions	389	$72,609	182	$39,880	825	$153,044	274	$64,280
Townhome and traditional new developments	80	16,752	56	10,388	89	19,479	138	24,010
Land development	31	1,693	9	435	52	3,235	31	1,562

	500	91,054	247	50,703	966	175,758	443	89,852

Unconsolidated communities
Condominium and townhome conversions	81	20,786	279	52,985	167	42,933	505	95,104

Total revenue recognized on the closing method	581	111,840	526	103,688	1,133	218,691	948	184,956

Revenue recognized on the percentage-of-completion method
Consolidated communities
High- and mid-rise developments (1)	69	31,246	11	18,425	72	35,732	42	42,866
Unconsolidated communities
High- and mid-rise developments (2)	—	19	2	11,217	—	558	25	25,554

Total revenue recognized on the percentage-of-completion method	69	31,265	13	29,642	72	36,290	67	68,420

Total homebuilding sales revenue	650	$143,105	539	$133,330	1,205	$254,981	1,015	$253,376

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Gross profit (loss) on homebuilding sales revenue recognized on the closing method
Consolidated communities
Condominium and townhome conversions	$12,182	$9,853	$36,000	$17,007
Townhome and traditional new developments	3,801	1,587	4,252	4,228
Land development	(318)	20	(182)	20

	15,665	11,460	40,070	21,255
Unconsolidated communities
Condominium and townhome conversions	1,523	14,864	2,975	28,284

Total gross profit on homebuilding sales revenue recognized on the closing method	17,188	26,324	43,045	49,539

Gross profit (loss) on homebuilding sales revenue recognized on the percentage-of-completion method
Consolidated communities
High-and mid-rise developments	6,865	394	5,556	6,195
Unconsolidated communities
High-and mid-rise developments	(344)	4,560	(447)	11,163

Total gross profit on homebuilding sales revenue recognized on the percentage-of-completion method	6,521	4,954	5,109	17,358

Total gross profit on homebuilding sales	$23,709	$31,278	$48,154	$66,897

(1)	As of June 30, 2006, we have three consolidated properties for which we record revenue under the percentage-of-completion method. For two of these properties, we had closed and delivered or had firm contracts on over 90% of the homes for a total of $272.9 million, and construction was 98% complete. We have recorded deferred revenue from these contracts totaling $5.2 million, which will be recognized as completion of the project progresses. For the remaining property, we have 39% of the homes under firm contracts totaling $48.2 million and construction was 46% complete. The first homes for this project are expected to be delivered in April 2007.

(2)	At June 30, 2006, we have two unconsolidated properties for which we recorded revenue under the percentage-of-completion method. For both of these properties, we had closed contracts on all the homes and commercial units totaling $118.4 million and construction was at least 98% complete. We have recorded deferred revenue from these contracts totaling $1.7 million.

The following table presents homebuilding sales revenue for both consolidated and unconsolidated communities by product type.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
High- and mid-rise developments	$31,265	$29,642	$36,290	$68,420
Condominium and townhome conversions	93,395	92,865	195,977	159,384
Townhome and traditional new developments	16,752	10,388	19,479	24,010
Land development	1,693	435	3,235	1,562

Total	$143,105	$133,330	$254,981	$253,376

Gross profit on homebuilding sales is based on estimates of total project sales value and total project costs. When estimates of sales value or project costs are revised, gross profit is adjusted in the period of change so that cumulative project earnings reflect the revised profit estimate. During 2006, our revised estimates of the pace of remaining sales, based on current market conditions, resulted in increases in projected marketing costs and sales incentives and, therefore, lower estimated gross profit margins at most of our projects from those used in 2005. The change in gross profit margins for our condominium conversion projects ranged from an increase of 1.5% to a decrease of 7.8%. The decrease in gross profit margins for our high- and mid-rise developments ranged from 0.4% to 1.8%. These adjustments decreased net income for the three months ended June 30, 2006, by $2.5 million and for the six months ended June 30, 2006, by $7.6 million. Additionally, we recorded a $415,000 impairment loss on a condominium conversion project in the second quarter of 2006 due to an increase in estimated remaining costs. Accordingly, overall margins are expected to improve significantly in future quarters if current sales rates continue.
Operating Results of Consolidated Rental Properties. At June 30, 2006, our consolidated rental properties presented in continuing operations included apartment communities with 7,829 apartments (excluding 736 units in assets held for sale and presented in discontinued operations) and one commercial property with 102,000 square feet (excluding 577,000 square feet in assets held for sale and presented with discontinued operations). The following table summarizes aggregate property level revenue and expenses for our consolidated rental properties presented in continuing operations for the three and six months ended June 30, 2006 and 2005. The revenue and expenses below exclude management fee and other revenue and interest expense on corporate debt.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2006	2005	Change	2006	2005	Change
Rental revenue	$24,163	$22,197	$1,966	$48,701	$43,960	$4,741
Property operating expenses	(11,886)	(10,966)	(920)	(24,237)	(21,514)	(2,723)
Interest expense	(9,789)	(7,563)	(2,226)	(21,695)	(14,814)	(6,881)
Depreciation expense	(3,697)	(3,691)	(6)	(7,330)	(7,901)	571

	$(1,209)	$(23)	$(1,186)	$(4,561)	$(269)	$(4,292)

Equity in Income of Unconsolidated Partnerships and Joint Ventures. The following tables summarize the components of equity in income of unconsolidated partnerships and joint ventures for the three and six months ended June 30, 2006 and 2005:

	For the Three Months Ended June 30,
	2006	2005	Change
Homebuilding operations
Homebuilding sales revenue	$20,805	$64,202	$(43,397)
Costs of homebuilding sales	(19,626)	(44,778)	25,152

Gross profit from homebuilding sales	1,179	19,424	(18,245)

Rental property operations
Rental revenue	191	2,700	(2,509)
Property and other operating expenses	(325)	(1,314)	989
Interest expense	(11)	(1,181)	1,170
Depreciation expense	—	(495)	495
Mortgage banking income	484	—	484
Discontinued operations	142	4	138
Elimination of management and other fees paid to Tarragon	51	86	(35)
Outside partners’ interests in income of joint ventures	(493)	(9,392)	8,899
Overhead costs associated with investments in joint ventures	(253)	(1,501)	1,248
Performance-based compensation related to homebuilding projects of unconsolidated partnerships and joint ventures	(46)	(487)	441
Distributions in excess of investment	—	42	(42)

Equity in income of partnerships and joint ventures	$919	$7,886	$(6,967)

For the second quarter of 2006, the ratio of gross profit from homebuilding sales to homebuilding sales revenue for unconsolidated partnerships and joint ventures was 6% compared to 30% for the second quarter of 2005. In 2006, lower margin condominium conversion projects contributed 57% of the revenue. Additionally, four projects recorded adjustments totaling $1.5 million to reduce cumulative project earnings to reflect revised gross profit estimates. In 2005, 85% of the revenue was contributed by higher margin mid-rise developments and a condominium conversion project.

	For the Six Months Ended June 30,
	2006	2005	Change
Homebuilding operations
Homebuilding sales revenue	$43,491	$120,658	$(77,167)
Costs of homebuilding sales	(40,963)	(81,211)	40,248

Gross profit from homebuilding sales	2,528	39,447	(36,919)

Rental property operations
Rental revenue	289	5,447	(5,158)
Property and other operating expenses	(327)	(2,534)	2,207
Interest expense	(7)	(2,452)	2,445
Depreciation expense	—	(984)	984
Mortgage banking income	949	—	949
Discontinued operations	266	(518)	784
Elimination of management and other fees paid to Tarragon	51	177	(126)
Outside partners’ interests in income of joint ventures	(1,299)	(19,751)	18,452
Overhead costs associated with investments in joint ventures	(253)	(1,501)	1,248
Performance-based compensation related to homebuilding projects of unconsolidated partnerships and joint ventures	(133)	(1,433)	1,300
Distributions in excess of investment	—	58	(58)

Equity in income of partnerships and joint ventures	$2,064	$15,956	$(13,892)

For the six months ended June 30, 2006, the ratio of gross profit from homebuilding sales to homebuilding sales revenue for unconsolidated partnerships and joint ventures was 6% compared to 33% for the corresponding period in 2005. In 2006, 52% of the revenue came from lower margin condominium conversion projects. In addition, five projects recorded adjustments totaling $3.7 million to reflect reductions in the estimated gross profit margins.
General and Administrative Expenses. Corporate general and administrative expenses increased $3.4 million and $3.6 million for the three and six months ended June 30, 2006, compared to the same periods of 2005 primarily due to costs associated with projects that were not pursued for our development pipeline of $2.7 million.
Corporate Interest. The following table illustrates the impact of the major components of corporate interest expense for the three and six months ended June 30, 2006 and 2005.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2006	2005	Change	2006	2005	Change
Subordinated unsecured notes	$2,840	$157	$2,683	$4,725	$157	$4,568
Senior convertible notes	(97)	1,381	(1,478)	265	2,808	(2,543)
Capitalization of interest to the carrying values of development projects	(1,473)	(119)	(1,354)	(2,484)	(119)	(2,365)
Other	725	504	221	1,129	854	275

	$1,995	$1,923	$72	$3,635	$3,700	$(65)

Sales of Consolidated Properties. The following table summarizes sales of consolidated properties during the six months ended June 30, 2006 and 2005. Except for the land sales and the sale of two buildings at Orlando Central Park in 2005, the gains on sale were presented in discontinued operations.

			Net Cash	Gain
Date of Sale	Property	Sale Price	Proceeds	on Sale

2006:
January	Fountainhead Apartments	$16,350	$8,181	$8,125
February	1505 Highway 6 Office Building	4,650	4,282	365
March	Northwest O’Hare Office Park	5,733	2,446	3,250
June	Park 20 West Office Park	3,022	2,933	—
June	Meadowbrook Apartments	4,840	576	2,898

		$34,595	$18,418	$14,638

2005:
January	Woodcreek Garden Apartments	$38,750	$16,009	$14,762
February	Fort Worth, Texas, Land	2,225	624	—
March	Sarasota, Florida, Land	40,000	20,703	2,229
June	Orlando Central Park – Two Bldgs.	1,641	698	342

		$82,616	$38,034	$17,333

Active Projects and Development Pipeline. As presented in the following table, as of June 30, 2006, our backlog of sales was $255 million from our 40 for-sale communities under active development, including both consolidated and unconsolidated projects.

	High- and	Condominium and	Townhome and
	Mid-rise	Townhome	Traditional New	Land
	Developments	Conversions	Developments	Development	Total
Current estimated average gross profit margin	26%	14%	21%	11%	20%
Number of remaining homes or home sites	1,122	3,960	1,127	149	6,358
Backlog: (1)
Number of homes or home sites	99	426	247	131	903
Aggregate contract prices (2)	$71,534	$84,863	$93,235	$4,977	$254,609
Average price per unit	$723	$199	$377	$38	$282
Unsold homes under active development:
Number of homes or home sites	1,023	3,534	880	18	5,455
Estimated remaining sell-out (3)	$671,631	$733,278	$288,126	$5,200	$1,698,235
Total estimated remaining sell-out (4)	$743,165	$818,141	$381,361	$10,177	$1,952,844
Estimated debt on completion (5)	$422,726	$355,819
Ratio of fully funded debt to total estimated remaining sell-out	57%	43%

(1)	Represents homes or home sites sold but not yet closed.

(2)	Of the backlog of sales, we have recognized $26.5 million under the percentage-of-completion method.

(3)	Values in estimated remaining sell-out for some of the active developments include other income of $20.8 million for sales other than the offering prices of homes such as marinas, parking, upgrades and commercial units.

(4)	Tarragon’s weighted average profits interest is 86%.

(5)	Estimated debt on completion is equal to the sum of the June 30, 2006, outstanding and remaining unfunded balances. Estimated debt on completion also includes anticipated financings not yet arranged for certain projects of $208.9 million for high- and mid-rise developments. Townhome and traditional new developments are financed with multi-year revolving credit facilities.
The following table presents the changes in the aggregate contract values in our sales backlog by product-type and aggregate units from March 31, 2006, to June 30, 2006.

	High- and	Condominium	Townhome and
	Mid-rise	and Townhome	Traditional New	Land		Total
	Developments	Conversions	Developments	Development	Total	Units
Backlog as of March 31, 2006	$63,921	$116,102	$100,781	$95,329	$376,133	1,592
Net new orders (1)	24,707	60,648	10,740	300	96,395	379
Closings	(17,094)	(91,887)	(18,318)	(90,616)	(217,915)	(1,068)
Adjustments to prices	—	—	32	(36)	(4)	—

Backlog as of June 30, 2006	$71,534	$84,863	$93,235	$4,977	$254,609	903

(1)	Net new orders include gross new orders of 421 homes with an aggregate contract value of $105.4 million and contract cancellations of 42 homes with an aggregate contract value of $9 million. Our default rate, which is computed as the number of firm contracts cancelled for the period divided by gross new orders for the period, was 10% for the second quarter of 2006 and 16% for the six months ended June 30, 2006. Our cumulative, historical default rate is 2.9%.

The following table presents information about remaining costs and available financing for our active for-sale communities.

	High- and	Condominium and	Townhome and
	Mid-rise	Townhome	Traditional New	Land
	Developments	Conversions	Developments	Development	Total
Projects with revolving debt facilities currently in place:
Costs to complete (1)	$—	$—	$130,367	$—	$130,367
Available financing (2)	$—	$—	$130,367	$—	$130,367

Other projects with financing currently in place:
Costs to complete (1)	$68,288	$21,048	$—	$100	$89,436
Available financing (3)	$64,287	$—	$—	$—	$64,287

Projects without financing currently in place:
Costs to complete (1)	$154,811	$—	$27,091	$—	$181,902
Anticipated financing (4)	$154,811	$—	$27,091	$—	$181,902

(1)	Costs to complete represent estimated construction costs to complete the project. In addition to these costs, we anticipate incurring marketing, advertising, selling commissions and closing costs, and interest.

(2)	All costs to complete are expected to be funded by borrowings under revolving debt facilities, although total available debt as of June 30, 2006, is $61.1 million.

(3)	Total available debt as of June 30, 2006, is $85.2 million.

(4)	We expect to obtain financing for 65% to 85% of total budgeted costs.
In addition to the active for-sale communities described above, we have active rental communities under development or in lease-up with 2,418 units. We also have 5,964 units in 26 communities in our development pipeline. Our development pipeline includes projects either owned or for which we have site control and which may be awaiting zoning and other governmental approvals and final determination of economic feasibility. We anticipate these projects will be completed and sold over the next six years.
The following tables present the changes in the number of units in our active projects and development pipeline between March 31, 2006, and June 30, 2006.

		Rental
	For-Sale	Repositions /
	Communities	Developments	Total
Active projects as of March 31, 2006	7,948	860	8,808
Transfers from development pipeline	609	1,198	1,807
Transfers between active categories	(360)	360	—
Closings	(1,068)	—	(1,068)
Rental properties held for future condominium conversion	(771)	—	(771)

Active projects as of June 30, 2006	6,358	2,418	8,776

Development pipeline as of March 31, 2006	5,544	320	5,864
Transfers to active developments	(877)	(930)	(1,807)
Additions to development pipeline	1,440	610	2,050
Discontinued projects	(958)	—	(958)
Revisions to number of units	44	—	44
Rental properties held for future condominium conversion	771	—	771

Development pipeline as of June 30, 2006	5,964	—	5,964

	Units in Active Projects and
	Development Pipeline at June 30, 2006
	Northeast	Southeast	Total
High- and mid-rise developments	2,208	120	2,328
Mixed-use residential and commercial developments (1)	1,642	761	2,403
Rental communities under development	592	1,826	2,418
Condominium and townhome conversions	179	5,481	5,660
Townhome and traditional new developments	626	1,156	1,782
Land development	—	149	149

Total	5,247	9,493	14,740

(1)	These projects include commercial square footage of 652,000 in the Northeast and 100,000 in the Southeast.
Tarragon has an aggregate weighted-average interest in these active projects and development pipeline of 86%.
In June 2006, we sold a 22% interest in Shefaor Tarragon LLLP, which owns Lincoln Pointe Apartments in Aventura, Florida, to Pinnacle, an entity affiliated with Brian Stolar of Chatham, New Jersey. Simultaneously, the partnership refinanced the debt with an $88.5 million loan, of which $63.1 million was funded at closing. After the prior loan was repaid, net proceeds of $23.6 million were distributed to the selling partners (Tarragon and Shefaor), of which our share was $17.3 million. In July 2006, we sold a 25% interest in the partnership to Yoo, an entity affiliated with Phillipe Starck, for $4.9 million. We received $2.9 million of this amount as a distribution from the partnership. Pinnacle has an option to acquire an additional 35% for $6.9 million, plus a priority return, until September 29, 2006. Additionally, Tarragon and Shefaor have preferred equity, in the form of a mezzanine loan due from the partnership, of $12 million that must be redeemed by the end of 2007. After exercise of the purchase option and redemption of the preferred equity, Tarragon expects to retain an 8% interest in the partnership.
The partnership intends to develop a 460-unit high-rise condominium for which Tarragon and Shefaor have prepared preliminary plans and obtained development approvals. Tarragon and Shefaor acquired this property in August 2004 for $41 million. Pinnacle and Shefaor are general partners of the partnership and make day-to-day operating decisions and will supervise the development. Tarragon has a non-controlling limited partner interest and consent rights to any major decisions, including admission of any new partners. Tarragon expects to recognize profit on this transaction during the remainder of 2006 of between $10.7 million and $20 million (net of minority interests), depending on whether the purchase option is exercised. Additional profit of $5 million would be recognized upon repayment of the mezzanine loan.
This project was reflected in our backlog of homes sold but not closed at March 31, 2006, as a land development project. After the closing of this transaction, this project is no longer included in our active for-sale communities as of June 30, 2006.
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

Although we expect these sources of cash to be sufficient to fund planned uses of cash, expected home sales and investment property sales and borrowings may not be completed as planned.
Mortgages and Other Debt
Senior Convertible Notes. The outstanding principal balance of our convertible notes was $5.75 million at June 30, 2006. The convertible notes bear interest at 8% per annum, payable semi-annually, and mature in September 2009.
Subordinated Unsecured Notes. On June 15, 2005, we issued $40 million of unsecured subordinated notes due June 30, 2035. The notes bear interest, payable quarterly, at a rate of 8.71% through June 30, 2010, and thereafter at a variable rate equal to LIBOR plus 4.4% per annum. The notes are prepayable after June 30, 2010, at par. On September 12, 2005, we issued an additional $25 million of unsecured subordinated notes due October 30, 2035. These notes bear interest, payable quarterly, at a rate of 8.79% through October 30, 2010, and thereafter at a variable rate equal to LIBOR plus 4.4% per annum. The notes are prepayable after October 30, 2010, at par. On March 1, 2006 we issued an additional $60 million of unsecured subordinated notes due March 1, 2036. These notes bear interest at 400 basis points over 30-day LIBOR. The notes are prepayable after April 30, 2011, at par. Payments of interest only are due monthly. As of June 30, 2006, the outstanding principal balance of these three series of unsecured subordinated notes was $125 million.
Unsecured Credit Facilities. We have a $30 million unsecured line of credit with affiliates of William S. Friedman, our Chief Executive Officer and Chairman of our Board of Directors. Advances under the line of credit bear interest at the lower of 100 basis points over the 30-day LIBOR or the lowest rate offered in writing to us for an unsecured loan by an institutional lender. Payments of interest only are due on demand but no more frequently than monthly, with all outstanding principal and interest due at maturity in January 2008. As of June 30, 2006, all of these funds were available to us.
Secured Credit Facilities. We have a fully drawn $3.6 million line of credit with Wachovia Bank. In June 2006, the maturity of this line of credit was extended to December 31, 2006. Payment terms are interest only, payable monthly at a floating rate equal to the 30-day LIBOR plus 175 basis points, with the outstanding principal amount due at maturity. The line of credit is secured by one property.
We have a $25 million line of credit with Bank of America which is now secured by assets of one of our consolidated joint ventures. Advances under the line of credit bear interest at 200 basis points over 30-day LIBOR. Payments of interest only are due monthly, with all outstanding principal and interest due at maturity October 2006. As of June 30, 2006, $25 million was outstanding under this line of credit.
We currently have mortgage loans totaling $79.2 million secured by three properties, under a secured credit facility with General Electric Capital Corporation (“GECC”) that matures in May 2008. The mortgage loans under this non-recourse facility are cross-collateralized and cross-defaulted. Two of these properties with an aggregate balance of $35.5 million bear interest at 173 basis points over 30-day LIBOR, payable monthly. One property has a loan with a balance of $43.7 million that currently bears interest at 190 basis points over 30-day LIBOR and requires monthly payments of principal and interest computed on a 27 1/2-year amortization schedule. We have an option to extend this credit facility for one year, which requires a ratio of net operating income to total debt of 10% or greater and a ratio of net operating income to debt service of 1.25x or greater.
Ansonia Apartments currently has a $410.9 million secured credit facility with GECC secured by first and second liens on 23 of its properties, as well as pledges of equity interests in the property owning entities. The non-recourse mortgage loans under this facility are cross-collateralized and cross-defaulted with each other, and mature in November 2012. Interest accrues on $371 million of this indebtedness at a blended fixed rate of 5.95% payable monthly. The remaining $39.9 million bears interest at a blended floating rate of 6.7% in excess of LIBOR (12.04% as of June 30, 2006), and requires monthly payments of principal and interest computed on a 25-year amortization schedule. Under the terms of these loans, Ansonia is required to maintain a ratio of net operating income of the properties to the outstanding principal balance of the loans (the “Cash on Cash Ratio”) of 6.6% and a ratio of net operating income of the properties to the total debt service required under the loans (“Debt Service Coverage Ratio”) of 1.03:1 during the first year of the loan term (with such ratios increasing annually thereafter), or it will be required to pay GECC 100% of the net cash flow (after payment of property operating expenses, debt service and impounds) from the properties in reduction of the principal balance of the loans until such time as the Cash on Cash Ratio and Debt Service Coverage Ratio are the greater of 7% and 1.05:1, respectively, or the levels required for that particular loan year, for six consecutive months.
Non-recourse Mortgage Debt. In addition to the GECC mortgage facility, as of June 30, 2006, we had an aggregate of $194.4 million of outstanding non-recourse indebtedness secured by 15 rental properties (of which six are classified as held for sale at June 30, 2006) and five homebuilding properties targeted for conversion to condominiums. The agreements governing this mortgage debt generally do not contain restrictive covenants and are not guaranteed by us or any of our subsidiaries or joint ventures. Of these mortgage loans, $129.7 million bear interest at various fixed rates, and $64.7 million bear interest at various floating rates. As of June 30, 2006, the weighted average rate of these mortgage loans was 7.55%.
Recourse Mortgage Debt. The following table summarizes the material terms of our recourse mortgage debt:

					Tarragon’s
	Balance at		Interest Rate at		Interest in
Project	June 30, 2006		June 30, 2006	Maturity Date	Profits

Aventerra Apartments	$7,805		7.33%	Dec-2006	100%
Las Olas River House	25,000		7.48%	Jul-2007	100%
Merritt 8 (1)	900	(2)	4.53%	Jul-2023	100%
Orlando Central Park	3,314		7.33%	Apr-2007	100%

	$37,019

(1)	Property is classified as held for sale at June 30, 2006.

(2)	Represents a guaranty of 5% of the loan amount. The remainder of the loan amount is included in Non-recourse Mortgage Debt above.
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

					Tarragon’s
	Commitment	Balance at	Interest Rate at		Interest in
Project	Amount	June 30, 2006	June 30, 2006	Maturity Date	Profits

1000 Jefferson	$77,000	$33,887	7.08%	Jan-2008	70%
1100 Adams	24,395	21,723	7.13%	Sep-2006	85%
1118 Adams	14,100	14,095	7.33%	Dec-2006	85%
Cason Estates	14,339	13,074	7.13%	Aug-2006	100%
Deerwood Ocala	22,125	13,798	7.08%	Aug-2007	50%
Newbury Village	19,278	19,278	7.08%	Dec-2006	100%
One Hudson Park	63,325	23,882	7.18%	Jun-2007	100%
Villas at Seven Dwarfs Lane	10,104	10,104	7.68%	Apr-2008	100%
Twelve Oaks at Fenwick Plantation	9,360	9,360	7.33%	Dec-2006	100%
Warwick Grove	20,000	10,317	7.53%	Sep-2008	50%

	$274,026	$169,518

Condominium Conversion Loans. We generally obtain loans to finance the cost of acquiring and/or renovating rental properties to condominium homes. Generally, one of our subsidiaries or a joint venture will incur the loan, and we may guarantee the repayment of the loan. In general, we repay outstanding amounts under these loans with proceeds from home sales. The following table summarizes the material terms of our condominium conversion loans. Except as noted, these loans are guaranteed by Tarragon.

						Tarragon’s
	Commitment	Balance at		Interest Rate at		Interest in
Project	Amount	June 30, 2006		June 30, 2006	Maturity Date	Profits

210 Watermark	$34,100	$34,100		7.93%	Nov-2007	100%
Ballantrae	41,300	41,300	(1)	7.93%	Apr-2007	100%
Bermuda Island	45,000	35,458	(5)	7.48%	Dec-2007	100%
Cordoba Beach Park	4,274	4,274		8.03%	May-2007	100%
Gables Floresta	74,400	74,400		7.83%	Jul-2008	100%
Madison at Park West	25,500	25,500	(2)	7.58%	Dec-2006	100%
Mirabella	25,599	25,599	(3)	7.06%	Jul-2007	100%
Mirabella	8,841	8,841	(4)	10.83%	Jul-2007	100%
Monterra at Bonita Springs	42,125	42,125	(5)	7.33%	Oct-2006	100%
Montreux at Deerwood	429	429		7.73%	Jan-2007	100%
Northgate	21,815	21,815	(5)	7.68%	Apr-2008	100%
Oxford Place	13,834	13,834	(5)	8.08%	Aug-2007	100%
Promenade at Reflection Lakes	51,200	51,200	(8)	7.93%	Mar-2007	100%
The Quarter at Ybor City	10,712	10,712		8.03%	May-2007	100%

						Tarragon’s
	Commitment	Balance at		Interest Rate at		Interest in
Project	Amount	June 30, 2006		June 30, 2006	Maturity Date	Profits

Southampton Pointe	3,559	3,559		7.93%	May-2007	100%
The Tradition at Palm Aire	32,000	32,000	(6)	8.28%	Aug-2007	100%
Via Lugano	60,000	60,000	(7)	7.58%	Nov-2006	100%
Vista Grande	42,000	42,000	(5)	8.08%	Aug-2007	100%

	$536,688	$527,146

(1)	Includes $36.3 million of non-recourse debt.

(2)	Includes $23.4 million of non-recourse debt.

(3)	Includes $16.2 million of non-recourse debt.

(4)	Includes $5.6 million of non-recourse debt.

(5)	This loan is non-recourse.

(6)	Includes $24 million of non-recourse debt.

(7)	Includes $55.8 million of non-recourse debt.

(8)	Includes $47.2 million of non-recourse debt.
Acquisition and Development Loans. In connection with our homebuilding projects, we obtain loans to finance the purchase of land and the development of the infrastructure with the intent to subdivide and sell lots to other homebuilders. Generally, one of our subsidiaries or a joint venture will incur the loan, and we will guarantee the repayment of the loan. The following table summarizes the material terms of our acquisition and development loans, all of which we have guaranteed.

						Tarragon’s
	Commitment	Balance at		Interest Rate at		Interest in
Project	Amount	June 30, 2006		June 30, 2006	Maturity Date	Profits

Alexandria Pointe	$1,505	$1,505		8.33%	Jun-2007	40%
Trio	13,500	13,500		7.48%	Oct-2006	100%
Southridge Pointe	60	60	(1)	8.33%	Jun-2006	40%
The Exchange	6,300	6,300		7.58%	Nov-2006	100%
Villas at Seven Dwarfs Lane	10,900	2,003		7.83%	Oct-2007	100%
Warwick Grove	10,190	6,711		7.53%	Sep-2008	50%

	$42,455	$30,079

(1)	This loan was paid off in July 2006.
Land Loans. When we acquire land for future development or sale, we sometimes finance the acquisitions with land loans. Generally, one of our subsidiaries or a joint venture will incur the loan, and we will guarantee the repayment of the loan. The following table summarizes the material terms of our land loans. Except as noted, these loans are guaranteed by Tarragon.

				Tarragon’s
	Balance at	Interest Rate at		Interest in
Project	June 30, 2006	June 30, 2006	Maturity Date	Profits

11 Mount Pleasant	$8,600	7.33%	Nov-2007	100%
100 East Las Olas	4,125	9.25%	Mar-2007	100%
Lauderdale Lakes	11,250	7.43%	Jul-2007	100%
Uptown Village	7,611	7.43%	Sep-2007	100%

	$31,586

Other Recourse Debt. We also have other recourse debt with an aggregate balance of $9.0 million at June 30, 2006.

Sources and Uses of Cash
The following table presents major sources and uses of cash for the three and six months ended June 30, 2006 and 2005.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Sources of cash:
Net proceeds from home sales	$50,112	$8,102	$93,161	$43,228
Net proceeds from the sale of real estate
Investment Division	3,509	698	18,418	17,331
Homebuilding Division	—	—	—	22,368
Net proceeds (payments) related to financings and other borrowings
Investment Division	17,593	271	17,593	32,875
Homebuilding Division	18,474	7,359	18,474	15,131
Lines of credit	14,195	2,174	17,142	17,721
Subordinated unsecured notes	(2,343)	38,752	54,424	38,752
Senior convertible notes	—	—	(230)	(2,466)
Other corporate debt	(264)	(1,738)	(520)	(1,893)
Net cash flow from property operations	9,035	11,175	7,525	14,646
Other:
Proceeds from the exercise of stock options	174	209	426	5,938

Total sources of cash	110,485	67,002	226,413	203,631

Uses of cash:
Purchase of homebuilding inventory or land for development	(24,436)	(22,667)	(72,834)	(46,957)
Development and renovation costs (net of borrowings)	(27,459)	(13,911)	(71,893)	(51,288)
Advances to partnerships and joint ventures for homebuilding activities	(10,183)	(6,191)	(15,267)	(16,251)

Cash used in homebuilding activities	(62,078)	(42,769)	(159,994)	(114,496)

Purchase of Investment Division apartment communities	—	(1,796)	—	(41,463)
Property capital improvements	(500)	(1,361)	(2,140)	(2,821)
Other:
Stock repurchases	(10,149)	(654)	(15,433)	(1,238)
General and administrative expenses paid	(9,270)	(5,949)	(19,092)	(14,717)
Income taxes paid	(6,374)	(8,127)	(8,890)	(8,703)
Dividends to stockholders	(3,028)	(238)	(3,235)	(462)
Distributions to minority partner of consolidated partnership	(3,282)	(160)	(3,847)	(455)
Buyout of minority partners	—	(5,000)	(1,710)	(17,000)
Other	(550)	903	(236)	859

Total uses of cash	(95,231)	(65,151)	(214,577)	(200,496)

Net sources of cash	$15,254	$1,851	$11,836	$3,135

Cash Flows. For the six months ended June 30, 2006, our net cash used in operating activities was $225.7 million compared to $232.9 million for the six months ended June 30, 2005. This decrease in cash used is primarily due to an increase in cash received from home sales.
For the six months ended June 30, 2006, our net cash provided by investing activities was $6.2 million compared to net cash used of $46 million for the same period of 2005. During the first six months of 2005, we acquired two rental apartment communities for $39.7 million, the cash portion of which was $16.1 million. In the first quarter of 2005, we also paid cash of $7 million to a minority partner in connection with the acquisition of his interests in two condominium development projects and one tract of land.
For the six months ended June 30, 2006, our net cash provided by financing activities decreased to $231.4 million from $282.1 million for the six months ended June 30, 2005. The decrease is primarily related to a decrease in borrowings associated with acquisitions of rental properties and homebuilding inventory.
On March 15, 2006, we announced a cash dividend of $.10 per common share payable on May 1, 2006, to stockholders of record on April 10, 2006.
Contractual Commitments. The following table summarizes information regarding contractual commitments.

	Six Months
	Ending
	December 31,
	2006	2007	2008	2009	2010	Thereafter	Total
Scheduled principal payments on debt	$269,586	$473,146	$255,455	$17,127	$33,583	$599,196	$1,648,093
Operating leases	914	1,874	1,866	1,368	1,176	7,200	14,398
Commitments to purchase real estate for homebuilding activities	26,000	—	—	—	—	—	26,000

	296,500	475,020	257,321	18,495	34,759	606,396	1,688,491

Guaranteed debt of unconsolidated partnerships and joint ventures	3,900	45,356	18,887	—	—	—	68,143

	$300,400	$520,376	$276,208	$18,495	$34,759	$606,396	$1,756,634

Of the loans maturing in 2006, $21.7 million may be extended for six months and $146.9 million may be extended for one year. Of the loans maturing in 2007, $71.7 million may be extended for six months, $194.8 million may be extended one year, and $3.3 million may be extended two years. Of the loans maturing in 2008, $33.9 million may be extended for six months and $101 million for one year. We intend to extend or repay these loans primarily through home sales or refinancings. We believe we can arrange such new financing as may be needed to repay maturing loans.
Commitments to purchase real estate for homebuilding activities include the purchase of two tracts of land for the development of mixed-use projects with homes for sale and equestrian facilities which closed in July 2006 for a combined purchase price of $6.3 million. The remaining $19.7 million in commitments relates to three tracts of land for development of condominiums for sale, one rental apartment community and one mid-rise development. We have made a total of $1.1 million in forfeitable deposits which would be lost if we elected not to complete the purchases.

Off-Balance Sheet Arrangements
We have guaranteed two construction loans and three land loans of five unconsolidated joint ventures. Our guarantee on these five loans is limited to the fully funded debt of $107.4 million. At June 30, 2006, there was $68.1 million outstanding, all of which is guaranteed. One land loan, totaling $3.9 million, matures in 2006 and has a six-month extension option. The remaining two land loans, totaling $8.4 million, mature in 2007 and have six-month extension options. A $37 million construction loan matures in 2007 and has a six-month extension option. The remaining construction loan has a balance of $18.9 million, matures in 2008, and has a six-month extension option.
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
Recently Adopted Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payments.” SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes the Accounting Principles Board’s Opinion No. 25, “Accounting for Stock Issued to Employees”(“APB No. 25”). SFAS No. 123 established a fair-value-based method of accounting for share-based payment transactions with employees. However, it permitted companies the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to the financial statements disclosed the proforma effects of implementing the fair-value-based method. SFAS No. 123(R) requires that compensation cost relating to share-based payment transactions be recognized in financial statements. The cost is measured based on the fair value of the equity or liability instruments issued. Effective January 1, 2006, we adopted SFAS No. 123(R). The adoption of SFAS No. 123(R) had no impact on our 2006 consolidated financial statements as all options accounted for under APB No. 25 were fully vested and amortized prior to January 1, 2006.
Recently Issued Accounting Pronouncements
In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting For Uncertain Tax Positions” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 to our financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in interest rates that may adversely affect our financial position, results of operations, and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage this exposure through our regular operating and financing activities.
As of June 30, 2006, we have three interest rate caps with a fair value of $724,000 on $127.6 million of variable rate debt. A 100 basis point (1%) increase in LIBOR on which the rates are based would increase the fair value of the caps and our pre-tax earnings by $1.2 million but would have no impact on our cash flows. A 100 basis point (1%) decrease in LIBOR would decrease the fair value of the caps and our pre-tax earnings by $720,000 but would have no impact on our cash flows.
As of June 30, 2006, we have an interest rate swap agreement with a fair value of $75,000 on $60 million of variable rate debt. We are accounting for this derivative as a hedge, and, therefore, changes in its fair value are recorded to other comprehensive income and do not affect earnings. A 100 basis point (1%) increase in LIBOR would increase the fair value of the swap by $567,000, and a 100 basis point (1%) decrease in LIBOR would decrease the fair value of the swap by $596,000. The impact on cash flows of the changes in fair value of the swap are offset by the impact on cash flows of changes in the variable rate interest on the hedged transaction.
Other than the derivatives discussed above, there have been no material changes to our market risk since December 31, 2005.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures to ensure the information required to be disclosed by the Company, including its consolidated entities, in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed in the reports it files or submits under the Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2006.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In April 2003, in connection with renovations at Pine Crest Village at Victoria Park, our contractor disturbed asbestos-containing materials. These actions were subsequently investigated by the Environmental Protection Agency and the United States Attorney for the Southern District of Florida for possible violations of federal criminal laws. On April 25, 2006, the United States Attorney filed a criminal information charging Tarragon Management, Inc. (“TMI”) with one felony count for failure to comply with Clean Air Act Work Practice Standards for Asbestos in the United States District Court for the Southern District of Florida. Pursuant to an agreement with the United States Attorney, TMI entered a plea of guilty to such charge on June 19, 2006, and agreed to pay fines and community service payments totaling $1 million for the offense. TMI also agreed to institute an environmental compliance program and was placed on five years probation with the right to seek an early termination after three years of documented compliance with the program. The United States Attorney filed separate but identical charges against the contractor, and one current and one former employee of Tarragon with oversight responsibility for the Pine Crest condominium conversion, each of whom also subsequently entered a plea of guilty to the charges against them. During 2005, we accrued a $1 million loss contingency for this matter. We have incurred legal and other professional fees and costs of relocation of residents in connection with this matter of $762,000 to date. Remediation was completed in March 2004 at a cost of approximately $795,000. Except for the Pine Crest matter, we are not aware of any liability relating to federal, state, and local environmental laws, ordinances, and regulations that would have a material adverse effect on our business, financial position, or results of operations.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchase Program. On March 6, 2006, our board of directors authorized the repurchase of up to an additional 1,000,000 shares of our common stock pursuant to our existing share repurchase program. With this additional authority, our board has approved the repurchase of an aggregate of up to 2,500,000 shares under the program implemented in September 2001. The share repurchase program has no expiration date. Through June 30, 2006, we had repurchased 2,310,853 shares of our common stock pursuant to this repurchase program. The following table presents shares repurchased during the three months ended June 30, 2006.

			Total Number of	Maximum Number
			Shares Repurchased	of Shares that May
	Total Number of	Weighted	as Part of Publicly	Yet Be
	Shares	Average Price	Announced	Repurchased
Period	Repurchased	Paid per Share	Program	Under the Program
April 1 thru April 30, 2006	49,073	$19.88	49,073
May 1 thru May 31, 2006	115,804	15.82	115,804
June 1 thru June 30, 2006	543,927	13.49	543,927

Total	708,804	$14.31	708,804	189,147

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our Annual Meeting of Stockholders was held on June 6, 2006, at which proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There were three items submitted to the vote of our stockholders, (i) the election of then directors, (ii) the ratification of the selection of our independent public accounting firm, and (iii) the approval of the Tarragon Corporation Incentive Compensation Plan.
There was no solicitation in opposition to management’s nominees for director listed in the proxy statement, and all of such nominees were elected. With respect to each nominee for election as a director, the following table sets for the number of votes cast FOR or WITHHELD:

	Votes	Votes
Director Nominee	FOR	WITHHELD

Willie K. Davis	24,598,863	83,929
Richard S. Frary	24,587,855	94,937
William S. Friedman	24,600,202	82,590
Lance Liebman	24,615,608	67,184
Robert C. Rohdie	24,606,638	76,154
Robert P. Rothenberg	24,597,682	85,110
Lawrence G. Schafran	24,615,432	67,360
Raymond V. J. Schrag	24,609,234	73,558
Martha Stark	24,622,718	60,074
Carl B. Weisbrod	24,615,018	67,774
The ratification of the selection of Grant Thornton LLP as our independent public accounting firm for the fiscal year ending December 31, 2006 was voted upon at the Annual Meeting. The proposal received 24,555,860 votes cast FOR, 54,199 votes cast AGAINST (or WITHHELD), no broker non-votes, and 72,732 abstentions.
The approval of the Tarragon Corporation Incentive Compensation Plan was voted upon at the Annual Meeting. The proposal received 15,964,492 votes cast FOR, 329,386 votes cast AGAINST (or WITHHELD), 8,289,024 broker non-votes, and 90,590 abstentions.

ITEM 6. EXHIBITS
     (a) Exhibits:
3.1	Articles of Incorporation of Tarragon Realty Investors, Inc. (incorporated by reference to Appendix C to the Proxy Statement/Prospectus filed as part of Registration Statement No. 333-25739 on Form S-4, filed April 24, 1997).

3.2	Certificate of Amendment to the Articles of Incorporation of Tarragon Corporation as filed with and approved by the Secretary of State of Nevada on June 17, 2004 (incorporated by reference to Exhibit 3.10 to Form 8-K filed June 23, 2004).

3.3	Certificate of Designation of Preferences and Relative Participating or Optional or Other Special Rights and Qualification, Limitations or Restrictions thereof of 10% Cumulative Preferred Stock of Tarragon Realty Investors, Inc., as filed with and approved by the Secretary of State of Nevada on May 1, 2000 (incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-31424 on Form S-4, filed March 1, 2000).

3.4	Bylaws of Tarragon Realty Investors, Inc. (incorporated by reference to Appendix D to the Proxy Statement/Prospectus filed as part of Registration Statement No. 333-25739 on Form S-4, filed April 24, 1997).

4.1	Indenture Agreement dated September 16, 2004, between Tarragon Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarterly period ended September 30, 2004).

10.1	Incentive Compensation Plan (incorporated by reference to Appendix 11 to the Company’s 2006 Proxy Statement, filed April 28, 2006).

31.1*	Rule 13a-14(a) certification by William S. Friedman, chief executive officer.

31.2*	Rule 13a-14(a) certification by Erin D. Pickens, executive vice president and chief financial officer.

32*	Section 1350 certifications by William S. Friedman, chief executive officer, and Erin D. Pickens, executive vice president and chief financial officer.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARRAGON CORPORATION
Date: August 24, 2006	By:	/s/William S. Friedman
William S. Friedman
Chief Executive Officer, Director, and Chairman of the Board of Directors

Date: August 24, 2006	By:	/s/Erin D. Pickens
Erin D. Pickens
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 24, 2006	By:	/s/Stephanie D. Buffington
Stephanie D. Buffington
Director of Financial Reporting (Principal Accounting Officer)

TARRAGON CORPORATION
INDEX TO EXHIBITS

EXHIBIT 3.1	Articles of Incorporation of Tarragon Realty Investors, Inc. (incorporated by reference to Appendix C to the Proxy Statement/Prospectus filed as part of Registration Statement No. 333-25739 on Form S-4, filed April 24, 1997).

EXHIBIT 3.2	Certificate of Amendment to the Articles of Incorporation of Tarragon Corporation as filed with and approved by the Secretary of State of Nevada on June 17, 2004 (incorporated by reference to Exhibit 3.10 to Form 8-K filed June 23, 2004).

EXHIBIT 3.3	Certificate of Designation of Preferences and Relative Participating or Optional or Other Special Rights and Qualification, Limitations or Restrictions thereof of 10% Cumulative Preferred Stock of Tarragon Realty Investors, Inc., as filed with and approved by the Secretary of State of Nevada on May 1, 2000 (incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-31424 on Form S-4, filed March 1, 2000).

EXHIBIT 3.4	Bylaws of Tarragon Realty Investors, Inc. (incorporated by reference to Appendix D to the Proxy Statement/Prospectus filed as part of Registration Statement No. 333-25739 on Form S-4, filed April 24, 1997).

EXHIBIT 4.1	Indenture Agreement dated September 16, 2004, between Tarragon Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarterly period ended September 30, 2004).

EXHIBIT 10.1	Incentive Compensation Plan (incorporated by reference to Appendix 11 to the Company’s 2006 Proxy Statement, filed April 28, 2006).

EXHIBIT 31.1*	Rule 13a-14(a) certification by William S. Friedman, chief executive officer.

EXHIBIT 31.2*	Rule 13a-14(a) certification by Erin D. Pickens, executive vice president and chief financial officer.

EXHIBIT 32*	Section 1350 certifications by William S. Friedman, chief executive officer, and Erin D. Pickens, executive vice president and chief financial officer.

*	Filed herewith