Form 10-Q
period 2006-09-30
TARRAGON CORP
filed 2006-11-09
CIK 1038217

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
Commission File Number 0-22999
Tarragon Corporation
(Exact name of registrant as specified in its charter)

Nevada	94-2432628

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

423 West 55th Street, 12th Floor, New York, NY	10019

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (212) 949-5000
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes       ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐            Accelerated filer ☑            Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes       ☑ No

Common Stock, $.01 par value	28,490,203

(Class)	(Outstanding at November 1, 2006)

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
These factors are representative of the risks, uncertainties, and assumptions that could cause actual outcomes and results to differ materially from what is expressed or forecast in forward-looking statements. In addition, these statements could be affected by local, national, and world economic conditions and political events, including the global economic slowdown and fluctuations in interest and currency exchange rates. For additional information see “Risk Factors” beginning on page 13 of our Annual Report on Form 10-K for the year ended December 31, 2005.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TARRAGON CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Thousands)

	September 30,	December 31,
	2006	2005
		Restated
Assets

Cash and cash equivalents	$29,106	$39,044
Restricted cash	31,118	28,642
Contracts receivable	50,040	49,745
Homebuilding inventory:
Land and land improvement costs	186,406	140,793
Construction in progress	378,794	259,470
Condominium conversions	823,127	654,805
Real estate held for investment (net of accumulated depreciation of $92,643 in 2006 and $85,946 in 2005)	410,596	415,448
Investments in and advances to partnerships and joint ventures	60,262	78,080
Assets held for sale	40,984	63,521
Other assets, net	62,949	73,863

	$2,073,382	$1,803,411

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable and other liabilities	$150,697	$109,598
Liabilities related to assets held for sale	35,647	54,671
Deferred tax liability	27,736	27,736
Mortgages and notes payable	1,411,761	1,248,238
Senior convertible notes	5,750	5,750
Subordinated unsecured notes	125,000	65,000

	1,756,591	1,510,993

Commitments and contingencies
Minority interest	10,027	14,403

Stockholders’ equity
Common stock, $.01 par value; authorized shares, 100,000,000; shares issued, 38,508,947 in 2006 and 37,937,860 in 2005	384	379
Special stock, $.01 par value; authorized shares, 17,500,000; no shares outstanding	—	—
Cumulative preferred stock, $.01 par value; authorized shares, 2,500,000; shares outstanding, 1,252,267 in 2006 and 748,833 in 2005; liquidation preference, $15,027 in 2006 and $8,986 in 2005, or $12 per share	13	7
Paid-in capital	408,740	402,531
Accumulated deficit	(54,474)	(86,144)
Accumulated other comprehensive loss	(79)	—
Treasury stock, at cost (10,018,806 shares in 2006 and 9,370,496 shares in 2005)	(47,820)	(38,758)

	306,764	278,015

	$2,073,382	$1,803,411

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in Thousands, except for per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
		Restated		Restated
Revenue
Homebuilding sales	$95,265	$243,433	$306,754	$376,152
Rental and other	23,930	21,860	72,218	65,059

	119,195	265,293	378,972	441,211

Expenses
Costs of homebuilding sales	81,942	193,645	247,806	298,913
Property operations	14,220	10,614	37,890	31,488
Depreciation	5,542	3,524	12,625	11,164
Provision for estimated losses	—	1,628	—	1,628
General and administrative
Corporate	7,524	5,377	21,788	16,026
Property	1,281	1,212	3,847	3,733

	110,509	216,000	323,956	362,952

Other income and expenses
Equity in income of partnerships and joint ventures	13,040	10,633	16,021	26,589
Minority interests in income of consolidated partnerships and joint ventures	(2,656)	(737)	(3,550)	(2,312)
Interest income	124	219	436	518
Interest expense	(15,387)	(13,982)	(32,735)	(27,963)
Gain on sale of real estate	817	50	817	2,620
Loss on disposition of other assets	—	(300)	—	(300)

Income from continuing operations before income taxes	4,624	45,176	36,005	77,411
Income tax expense	(1,780)	(17,014)	(13,500)	(29,534)

Income from continuing operations	2,844	28,162	22,505	47,877
Discontinued operations, net of income taxes ($1.8 million and $7.6 million in the three and nine month periods in 2006 and $13.4 million and $20.4 million in the three and nine month periods in 2005)
Income (loss) from operations	(211)	(286)	120	1,383
Gain on sale of real estate	3,332	22,437	12,481	31,423

Net income	5,965	50,313	35,106	80,683
Dividends on cumulative preferred stock	(195)	(225)	(596)	(674)

Net income allocable to common stockholders	$5,770	$50,088	$34,510	$80,009

Earnings per common share
Income from continuing operations allocable to common stockholders	$.10	$1.06	$.77	$1.90
Discontinued operations	.11	.84	.45	1.32

Net income allocable to common stockholders	$.21	$1.90	$1.22	$3.22

Earnings per common share – assuming dilution
Income from continuing operations allocable to common stockholders	$.09	$1.02	$.71	$1.67
Discontinued operations	.10	.68	.40	1.02

Net income allocable to common stockholders	$.19	$1.70	$1.11	$2.69

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	For the Nine Months
	Ended September 30,
	2006	2005
		Restated
Cash Flows from Operating Activities
Net income	$35,106	$80,683
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income taxes	—	29,137
Loss on disposition of other assets	—	300
Gain on sale of real estate	(20,786)	(53,507)
Minority interests in income of consolidated partnerships and joint ventures	3,550	2,312
Depreciation and amortization of leasing costs	13,566	12,230
Amortization of deferred borrowing costs	9,584	13,514
Provision for estimated losses and impairment charges	894	2,976
Equity in income of partnerships and joint ventures	(16,021)	(26,589)
Other	998	805
Changes in other operating assets and liabilities, net of effects of non-cash investing and financing activities:
Homebuilding inventory	(346,272)	(256,515)
Restricted cash	(2,604)	881
Contracts receivable	40,907	(9,544)
Other assets	7,711	7,521
Accounts payable and other liabilities	28,414	(28,866)

Net cash used in operating activities	(244,953)	(224,662)

Cash Flows from Investing Activities
Cash paid for acquisition of rental apartment communities, net	—	(39,667)
Cash paid for land acquired for development	(10,417)	(467)
Cash received from the sale of real estate	27,907	67,791
Capital improvements to real estate	(7,159)	(5,436)
Construction costs of real estate under development	(4,661)	(39,128)
Earnest money deposits paid, net	(28)	(1,668)
Sale of partnership interests	9,135	—
Distributions from partnerships and joint ventures	20,585	17,582
Advances to partnerships and joint ventures for development costs or for the purchase of land for development	(24,472)	(37,628)
Distributions to minority partners of consolidated partnerships and joint ventures	(10,421)	(1,823)
Buyout of minority partners	(1,710)	(21,850)
Other assets	101	343

Net cash used in investing activities	(1,140)	(61,951)

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (Continued)
(Dollars in Thousands)

	For the Nine Months
	Ended September 30,
	2006	2005
		Restated
Cash Flows from Financing Activities
Proceeds from borrowings	$540,871	$739,825
Principal payments on notes payable	(278,691)	(437,561)
Deferred borrowing costs paid	(7,582)	(3,564)
Premium paid on conversion of convertible notes	—	(4,340)
Stock repurchases	(16,689)	(6,384)
Dividends to stockholders	(3,436)	(687)
Proceeds from the exercise of stock options	761	5,973
Cash overdrafts	937	6,559
Other assets and liabilities	(16)	(202)

Net cash provided by financing activities	236,155	299,619

Net increase (decrease) in cash and cash equivalents	(9,938)	13,006
Cash and cash equivalents, beginning of period	39,044	22,377

Cash and cash equivalents, end of period	$29,106	$35,383

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid, net of capitalized interest	$20,410	$18,780

Income taxes paid	$1,409	$11,692

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Assets acquired and liabilities assumed in connection with the purchase of rental apartment communities:
Real estate	$—	$39,342
Restricted cash	—	172
Other assets	—	555
Accounts payable and other liabilities	—	(402)

Cash paid for acquisition of rental apartment communities, net	$—	$39,667

Assets written off and liabilities released in connection with the sale of real estate:
Real estate	$40,531	$84,077
Other assets	601	3,769
Notes payable	(32,939)	(71,558)
Accounts payable and other liabilities	(1,072)	(1,963)
Minority interest	—	(41)
Gain on sale	20,786	53,507

Cash received from the sale of real estate	$27,907	$67,791

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (Continued)
(Dollars in Thousands)

	For the Nine Months
	Ended September 30,
	2006	2005
		Restated
Effect on assets and liabilities of the consolidation of two homebuilding projects in 2006:
Homebuilding inventory	$70,244	$—
Investments in and advances to partnerships and joint ventures	(27,974)	—
Restricted cash	17	—
Other assets	1,528	—
Notes payable	(33,763)	—
Accounts payable and other liabilities	(3,052)	—
Minority interest	(7,000)	—

	$—	$—

Effect on assets and liabilities of the transfer of one apartment community to an unconsolidated joint venture in 2006:
Homebuilding inventory	$(54,314)	$—
Investments in and advances to partnerships and joint ventures	(9,625)	—
Restricted cash	(838)	—
Other assets	(1,847)	—
Notes payable	65,431	—
Other liabilities	325	—
Minority interest	868	—

	$—	$—

Liabilities that financed the purchase of homebuilding inventory	$197,823	$418,770

Homebuilding inventory transferred to real estate held for investment	$9,632	$—

Real estate held for investment transferred to homebuilding inventory	$5,197	$120,975

Conversion of convertible preferred interest in consolidated joint venture into common and preferred stock	$10,903	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1. BASIS OF PRESENTATION
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, but, in our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of consolidated financial position, consolidated results of operations, and consolidated cash flows at the dates and for the periods presented have been included. Operating results for the nine month period ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2005. Dollar amounts in tables are in thousands, except for per share data.
In August 2006, after management’s review of the relevant accounting literature, the Audit Committee of the Board of Directors of the Company concluded that accounting for the Company’s investment in Ansonia Apartments, LP (“Ansonia”) should be changed.
Ansonia is a partnership in which Tarragon owns a majority noncontrolling equity interest. Historically, Tarragon used the equity method to account for its investment in Ansonia. However, the Audit Committee decided that the Company should consolidate Ansonia in accordance with the Financial Accounting Standards Board’s Interpretation 46R (“FIN 46R”), “Consolidation of Variable Interest Entities.” Accordingly, Tarragon restated its financial statements and other financial information for the years and for each of the quarters in the years 2005 and 2004 and for the first quarter of 2006. As the amendments to these previously issued financial statements have not yet been completed, the financial statements accompanying this report have not been reviewed by the Company's independent registered public accounting firm as required by Rule 10-01(d) of Regulation S-X. The Company expects that its independent registered public accounting firm, Grant Thornton LLP, will complete the required quarterly review following the Company's filing of the restated financial statements in the Form 10-K for the year ended December 31, 2005 and the Form 10-Q for the quarter ended March 31, 2006.
The effect of the restatement on prior period financial statements included in this report is discussed in NOTE 12. “RESTATEMENT OF PRIOR-PERIOD FINANCIAL STATEMENTS.”
Comprehensive Income
Comprehensive income is comprised of net income from our results of operations and changes in the fair value of derivatives. The components of comprehensive income, net of income taxes, are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		Restated		Restated
Net income	$5,965	$50,313	$35,106	$80,683
Changes in fair value of interest rate swap, net of income tax benefit	(125)	—	(79)	—

Comprehensive income	$5,840	$50,313	$35,027	$80,683

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 1. BASIS OF PRESENTATION (Continued)
Change in Accounting Estimate
We use the percentage-of-completion method to recognize revenue on our mid-rise and high-rise condominium developments where construction typically takes eighteen months or longer to complete. One of the criteria for revenue recognition under the percentage-of-completion method is that construction must be beyond a preliminary stage. We believe that most developers use a measure of 25% to 50% of construction costs to conclude construction is beyond a preliminary stage. Prior to 2006, when 50% of estimated construction costs had been incurred, we concluded that construction was beyond a preliminary stage. In 2006, we changed our estimate of when construction was beyond a preliminary stage to when 40% of construction costs have been incurred and the exterior structure, including the roof, of the building has been completed. This change in accounting estimate resulted in commencing revenue recognition for One Hudson Park in June 2006 when 46% of estimated construction costs had been incurred, and after the other requirements of revenue recognition under the percentage-of-completion method had been met. As of September 30, 2006, 60% of estimated construction costs had been incurred for this project. For the nine months ended September 30, 2006, we recognized homebuilding sales revenue of $49.5 million and gross profit of $14.7 million for this project.
NOTE 2. STOCK-BASED AWARDS
In 2002, we adopted the fair value method defined in Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” in accounting for our stock option plans. Previously we applied the Accounting Principles Board’s Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related Interpretations. We elected to apply SFAS No. 123 prospectively for all options granted or modified since the beginning of 2002, as allowed by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Effective January 1, 2006, we adopted SFAS No. 123(R) “Share-Based Payments,” using the modified prospective transition method, which replaces SFAS No. 123. SFAS No. 123(R) requires that compensation cost relating to share-based payment transactions be recognized in financial statements. Because the fair value recognition provisions of SFAS No. 123 and SFAS No. 123(R) were materially consistent under our stock option plans, the adoption of SFAS No. 123(R) did not have a significant impact on our consolidated financial statements.
Stock-based compensation expense recognized under SFAS 123(R) for the three and nine months ended September 30, 2006, was approximately $119,000 and $624,000, respectively, net of income taxes. There was approximately $120,000 and $497,000 of stock-based compensation expense, net of income taxes, recognized during the three and nine months ended September 30, 2005, respectively. As of September 30, 2006, there was approximately $3.5 million of total unrecognized compensation cost related to nonvested share options, which is expected to be amortized over a weighted average life of 2.57 years.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 2. STOCK-BASED AWARDS (Continued)
The following table illustrates the proforma effect on net income and earnings per common share for the three and nine months ended September 30, 2005, as if the fair value based method had been applied to all outstanding and unvested awards.

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2005	2005
Net income allocable to common stockholders, as reported	$50,088	$80,009
Add:
Stock-based employee compensation expense included in reported net income, net of income taxes	120	497
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(120)	(507)

Proforma net income allocable to common stockholders	$50,088	$79,999

Earnings per common share
Net income allocable to common stockholders, as reported and proforma	$1.90	$3.22

Earnings per common share – assuming dilution
Net income allocable to common stockholders, as reported and proforma	$1.70	$2.69

Tarragon has an Independent Director Stock Option Plan (the “Director Plan”), a Share Option and Incentive Plan (the “Incentive Plan”), and an Omnibus Plan. The Director Plan and the Incentive Plan terminated in November 2005, and there will be no future grants under these plans. Under the Omnibus Plan, we have a maximum of two million shares of common stock available for issuance, including an aggregate of one million shares of common stock that are available for issuance of awards other than stock options. The plan authorizes the award of incentive stock options and non-qualified stock options to our employees and directors, as well as restricted or unrestricted stock awards or stock units; dividend equivalent rights; other stock based awards, including stock appreciation rights payable in stock or cash; and performance based and annual incentive awards. As of September 30, 2006, there were 1,231,077 shares of common stock available for grant under the Omnibus Plan. The stock options vest between one and five years from the date of grant and expire between five and ten years thereafter, unless the optionees’ relationship with Tarragon terminates earlier. The stock appreciation rights (“SARs”) have ten-year terms, are limited in appreciation to $15 per share, may be settled only in shares of our common stock, and vest between one and three years from the date of grant.
During the first nine months of 2006, we granted restricted stock awards for 128,167 shares of stock to employees and 3,500 shares of stock to directors under the Omnibus Plan. The director grants were immediately vested but subject to the directors’ agreement not to sell as long as the director remains on our board of directors. The fair value of the 3,500 shares issued to directors was $66,000 on the grant date. The restricted stock awards issued to employees vest in one year, and there are no restrictions on trading upon vesting. The fair value of the 128,167 shares was $2.2 million on the grant dates.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 2. STOCK-BASED AWARDS (Continued)
The following table summarizes stock option and SARs activity:

	For the Nine Months Ended September 30, 2006
	Stock Options		SARs
		Weighted		Weighted
	Number of	Average	Number of	Average
	Options	Exercise Prices	SARs	Exercise Prices
Outstanding at January 1	2,721,767	$4.48	323,796	$13.74
Granted	385,500	18.31	3,100	16.33
Exercised	(196,194)	3.82	(42,999)	11.80
Forfeited	(28,744)	8.21	(350)	17.13

Outstanding at September 30	2,882,329	$6.33	283,547	$14.06

Exercisable at September 30	2,258,382	$4.03	94,117	$15.27

Weighted average grant-date fair value		$7.90		$3.24

A summary of the status of nonvested shares as of September 30, 2006, and changes during the nine months ended September 30, 2006, is presented below:

	For the Nine Months Ended September 30, 2006
	Stock Options		SARs
		Weighted		Weighted
	Number of	Average Grant	Number of	Average Grant
	Options	Date Fair Value	SARs	Date Fair Value
Nonvested at January 1	414,015	$5.08	288,146	$3.12
Granted	371,500	7.89	1,500	3.14
Vested	(138,449)	6.60	(100,216)	3.15
Forfeited	(23,119)	4.37	—	—

Nonvested at September 30	623,947	$7.37	189,430	$3.12

The fair value of each option and stock appreciation right was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Dividend yield	.29%
Expected volatility	30.71%
Risk-free interest rate	4.79%
Expected lives (in years)	7.8
Forfeitures	1.8%

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 2. STOCK-BASED AWARDS (Continued)
The following table summarizes information about the options outstanding at September 30, 2006:

	Outstanding			Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
Range of		Contractual	Average		Average
Exercise Prices	Options	Life	Exercise Price	Options	Exercise Price
$ 2.39 – 3.53	1,524,026	3.85	$3.16	1,523,840	$3.16
4.24 – 5.42	765,928	4.89	4.69	641,363	4.68
7.47 – 8.89	94,125	7.24	8.46	45,375	8.42
9.13 – 18.78	273,250	9.22	15.33	17,138	10.90
20.46 – 25.32	225,000	9.14	21.63	30,666	23.52

$ 2.39 – 25.32	2,882,329	5.16	$6.33	2,258,382	$4.03

The following table summarizes information about the SARs outstanding at September 30, 2006:

	Outstanding			Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
Range of		Contractual	Average		Average
Exercise Prices	SARs	Life	Exercise Price	SARs	Exercise Price
$ 8.47 – 13.16	125,350	8.21	$10.79	24,250	$11.38
16.33 – 19.97	156,997	8.33	16.61	68,667	16.53
21.20 – 23.63	1,200	8.66	22.75	1,200	22.75

$ 8.47 – 23.63	283,547	8.28	$14.06	94,117	$15.27

NOTE 3. VARIABLE INTEREST ENTITIES
We have identified six joint ventures that are variable interest entities (“VIEs”), five of which we are the primary beneficiary. These five entities have been consolidated in accordance with FIN 46R. Their assets and liabilities were recorded at carrying value. The five entities consist of one partnership with 25 investment rental communities with 6,044 apartments, two limited liability companies that are developing rental apartment communities, one with 328 market-rate units and the other with 90 affordable units, and two limited liability companies engaged in homebuilding, one with a 215-unit age-restricted traditional new development and the other with a 217-unit new mid-rise development. The aggregate total assets of the five consolidated VIEs were $434.4 million as of September 30, 2006. Of the total assets, $315.9 million is classified as real estate held for investment, and $101.4 million is classified as homebuilding inventory in the accompanying September 30, 2006, Consolidated Balance Sheet. Gross revenue of these VIEs contributed $14.3 million to homebuilding sales and $46.5 million to rental revenue for the nine months ended September 30, 2006. Of the $522.8 million of debt of these entities at September 30, 2006, $442.5 million is non-recourse to the general assets of Tarragon.
The sixth VIE is not consolidated, as we are no longer the primary beneficiary. It is a limited liability limited partnership that acquired a rental apartment community for conversion to condominium homes for sale. The liabilities of this VIE are non-recourse to the general assets of Tarragon.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 4. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
On April 10, 2006, we entered into an interest rate swap agreement to effectively convert our $60 million variable rate subordinated unsecured notes issued in March 2006 to fixed rate debt in order to minimize the exposure to volatility in interest cost. The interest rate swap agreement is based on a notional amount of $60 million, a fixed rate of 5.377%, a floating rate index of three month LIBOR, and a maturity of April 30, 2011. We have designated and accounted for the interest rate swap as a hedge to reduce exposure to interest rate risk and minimize reported earnings volatility in accordance with SFAS No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities.” As of September 30, 2006, the fair value of the interest rate swap was ($126,000). During the period from inception through September 30, 2006, the interest rate swap agreement was considered an effective hedge, and there were no gains or losses recognized in earnings for hedge ineffectiveness.
In April 2006, we also purchased three interest rate caps, as required by the lenders of $127.6 million of our variable rate debt. On July 6, 2006, we purchased an interest rate cap for $39.9 million of our variable rate debt, as required by the lender. The fair value of the four interest rate caps as of September 30, 2006, was $547,000, and the decrease in fair value of $177,000 from the dates of purchase was recorded as an increase to interest expense in the accompanying Consolidated Statements of Income for the three and nine months ended September 30, 2006.
NOTE 5. MINORITY INTERESTS
In February 2000, Tarragon acquired the interests of Robert C. Rohdie and his affiliates in ten apartment communities. At that time, Mr. Rohdie, Tarragon’s partner in the development of these projects, and his affiliates contributed their equity interests in the apartment communities to Tarragon Development Company, LLC, (“TDC”) in exchange for $10 million of Class A Member Units and Class B Member Units of TDC issued to The Rohdie Family LLC (the “Rohdie LLC”), which the Rohdie LLC had the right to convert into 668,096 shares of common stock and shares of preferred stock with a face value of up to $8 million, plus a special dividend. The managing member of the Rohdie LLC is Robert C. Rohdie, President and Chief Executive Officer of Tarragon Development Corporation, a wholly owned subsidiary of Tarragon. Mr. Rohdie has been a member of Tarragon’s Board of Directors since February 2000.
On September 30, 2006, Tarragon issued 616,667 shares of our 10% cumulative preferred stock, liquidation value $12.00, and 668,096 shares of our common stock, to the Rohdie LLC in connection with the exercise by the Rohdie LLC of its rights to convert its Class A Member Units and Class B Member Units of Tarragon Development Corporation pursuant to the terms of the Limited Liability Company Agreement of TDC.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 6. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES
Investments in and advances to partnerships and joint ventures consisted of the following:

			Carrying Amount
			September 30,	December 31,
	Profits Interest		2006	2005
				Restated
801 Pennsylvania Avenue	50	% (1)	$—	$—
Choice Home Financing, L.L.C.	50%		211	425
Delaney Square, L.L.C.	50%		—	—
Hoboken joint ventures:
900 Monroe Street Development, L.L.C.	63%		4,643	4,134
Block 106 Development, L.L.C.	63%		5,759	11,228
Block 99/102 Development, L.L.C.	70	% (2)	—	13,108
Block 102 Development, L.L.C.	48%		3,033	2,848
Block 103 Development, L.L.C.	55%		2,145	—
Block 112 Development, L.L.C.	63%		11,112	10,918
Block 114 Development, L.L.C.	55%		3,756	—
Block 144 Development, L.L.C.	63%		2,174	4,026
TDC/Ursa Hoboken Sales Center, L.L.C.	48%		1,561	1,455
Thirteenth Street Development, L.L.C.	50%		—	—
Upper Grand Realty, L.L.C.	50%		—	—
Keane Stud, L.L.C.	50%		8,631	—
LOPO, L.P.	50%		10,350	6,251
Merritt Stratford, L.L.C.	50%		302	256
Orchid Grove, L.L.C.	50%		5,953	2,774
Orion Towers Tarragon, L.L.P.	70	% (3)	—	15,662
Park Avenue at Metrowest, Ltd.	50%		—	4,363
Shefaor/Tarragon, LLLP	29	% (4)	—	—
Tarragon Calistoga, L.L.C.	80%		632	632

			$60,262	$78,080

(1)	In September 2006, we sold our interest in 801 Pennsylvania Avenue for $4.1 million.

(2)	This entity was consolidated in the second quarter of 2006 upon the acquisition of the 15% interest of one of our partners.

(3)	Due to a change in control of the partnership, we began consolidating this entity in the first quarter of 2006.

(4)	Due to the sale of a portion of our partnership interest in the third quarter of 2006, this joint venture is no longer consolidated.
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
We guarantee debt of certain unconsolidated joint ventures. We have guaranteed two construction loans and three land loans totaling $65.8 million as of September 30, 2006. We have recorded liabilities totaling $2.1 million in connection with these guarantees.
Below are unaudited summarized financial data for Park Avenue Tarragon individually and combined for our other unconsolidated partnerships and joint ventures that are not individually significant for the three and nine month periods ended September 30, 2006 and 2005.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 6. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES (Continued)

	Park Avenue		All
	Tarragon	Other	Partnerships
Three Months Ended September 30, 2006
Homebuilding sales	$2,199	$7,260	$9,459
Cost of homebuilding sales	(1,843)	(8,364)	(10,207)
Rental revenue	—	128	128
Mortgage banking income	—	273	273
Property and other operating expenses	—	(162)	(162)

Income (loss) from continuing operations	356	(865)	(509)
Discontinued operations
Income from operations (1) (2)	—	4,192	4,192

Net income	356	3,327	3,683
Elimination of interest and management fees paid to Tarragon	—	56	56

Net income before interest and management fees paid to Tarragon	$356	$3,383	$3,739

Equity in income of partnerships and joint ventures:
Tarragon’s share of net income before interest and management fees paid to Tarragon	$106	$3,309	$3,415
Cash distributions in excess of investment	—	9,625 (3)	9,625

Equity in income of partnerships and joint ventures	$106	$12,934	$13,040

Three Months Ended September 30, 2005

Homebuilding sales	$51,966	$13,093	$65,059
Cost of homebuilding sales	(35,928)	(9,675)	(45,603)
Rental revenue	—	2,916	2,916
Mortgage banking income	—	215	215
Property and other operating expenses	—	(1,240)	(1,240)
Interest expense	—	(1,090)	(1,090)
Depreciation expense	—	(500)	(500)

Income from continuing operations	16,038	3,719	19,757
Discontinued operations
Income from operations (1)		46	46

Net income	16,038	3,765	19,803
Elimination of interest and management fees paid to Tarragon	21	114	135

Net income before interest and management fees paid to Tarragon	$16,059	$3,879	$19,938

Equity in income of partnerships and joint ventures:
Tarragon’s share of net income before interest and management fees paid to Tarragon	$8,400	$2,202	$10,602
Cash distributions in excess of investment	—	31	31

Equity in income of partnerships and joint ventures	$8,400	$2,233	$10,633

(1)	Revenue presented in discontinued operations was $272,000 in 2006 and $322,000 in 2005.

(2)	Includes $4.1 million in proceeds received from the sale of our interest in 801 Pennsylvania Avenue.

(3)	Represents distributions received in excess of our investment balance in Shefaor Tarragon LLLP. This partnership is no longer consolidated as of July 2006. Please see discussion below for further information.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 6. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES (Continued)

	Park Avenue		All
	Tarragon	Other	Partnerships
Nine Months Ended September 30, 2006
Homebuilding sales	$22,221	$30,729	$52,950
Cost of homebuilding sales	(17,569)	(31,610)	(49,179)
Rental revenue	—	416	416
Mortgage banking income	—	1,206	1,206
Property and other operating expenses	—	(479)	(479)

Income from continuing operations	4,652	262	4,914
Discontinued operations
Income from operations (1) (2)	—	4,288	4,288

Net income	4,652	4,550	9,202
Elimination of interest and management fees paid to Tarragon	4	104	108

Net income before interest and management fees paid to Tarragon	$4,656	$4,654	$9,310

Equity in income of partnerships and joint ventures:
Tarragon’s share of net income before interest and management fees paid to Tarragon	$2,407	$3,989	$6,396
Cash distributions in excess of investment	—	9,625 (3)	9,625

Equity in income of partnerships and joint ventures	$2,407	$13,614	$16,021

Nine Months Ended September 30, 2005

Homebuilding sales	$97,331	$88,386	$185,717
Cost of homebuilding sales	(66,866)	(59,948)	(126,814)
Rental revenue	—	8,364	8,364
Mortgage banking income	—	215	215
Property and other operating expenses	—	(3,774)	(3,774)
Interest expense	—	(3,542)	(3,542)
Depreciation expense	—	(1,484)	(1,484)

Income from continuing operations	30,465	28,217	58,682
Discontinued operations
Loss from operations (1)	—	(122)	(122)
Loss on sale of real estate	—	(350)	(350)

Net income	30,465	27,745	58,210
Elimination of interest and management fees paid to Tarragon	125	300	425

Net income before interest and management fees paid to Tarragon	$30,590	$28,045	$58,635

Equity in income of partnerships and joint ventures:
Tarragon’s share of net income before interest and management fees paid to Tarragon	$14,784	$11,717	$26,501
Cash distributions in excess of investment	—	88	88

Equity in income of partnerships and joint ventures	$14,784	$11,805	$26,589

(1)	Revenue presented in discontinued operations was $1 million in 2006 and $1.1 million in 2005.

(2)	Includes $4.1 million in proceeds received from the sale of our interest in 801 Pennsylvania Avenue.

(3)	Represents distributions received in excess of our investment balance in Shefaor Tarragon LLLP. This partnership is no longer consolidated as of July 2006. Please see discussion below for further information.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 7. EARNINGS PER COMMON SHARE
Earnings per common share have been computed based on the weighted average number of shares of common stock outstanding for the three and nine month periods ended September 30, 2006 and 2005. Following is a reconciliation of earnings per common share and earnings per common share – assuming dilution.

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income allocable to common stockholders, as reported	$5,770	$50,088	$34,510	$80,009
Add:
Interest expense on convertible notes, net of income taxes	95	4,919	261	6,654

Net income allocable to common stockholders — assuming dilution	$5,865	$55,007	$34,771	$86,663

Weighted average shares of common stock used in computing earnings per share	27,791,467	26,327,685	28,217,373	24,843,710
Convertible preferred interest of minority partner in consolidated joint venture	668,096	668,096	668,096	668,096
Convertible notes	469,771	3,073,048	469,771	4,393,956
Effect of stock options	1,637,537	2,213,453	1,903,998	2,233,276
Effect of stock appreciation rights	18,627	113,160	66,699	117,653

Weighted average shares of common stock used in computing earnings per share – assuming dilution	30,585,498	32,395,442	31,325,937	32,256,691

Earnings per common share
Net income allocable to common stockholders	$.21	$1.90	$1.22	$3.22

Net income allocable to common stockholders - assuming dilution	$.19	$1.70	$1.11	$2.69

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 8. SEGMENT REPORTING
Our business is divided into two reporting segments – homebuilding and the operation of our investment portfolio. Our Homebuilding Division is the main focus of our business in terms of financial and human capital. Our activities in the Homebuilding Division encompass condominium conversions of existing apartment communities, the development of town homes and new mid-rise or high-rise condominiums for sale to residents, land development and sale, and development of new investment properties, primarily apartment communities. Funds generated by the operation, sale, or refinancing of properties in the investment portfolio support our overhead and finance our homebuilding activities. As discussed in NOTE 9. “ASSETS HELD FOR SALE,” in March 2005, our board of directors approved a strategic plan to divest a substantial portion of our Investment Division properties. Pursuant to this plan, we sold 15 properties during 2005 and nine properties during 2006 and have seven properties classified as held for sale at September 30, 2006.
Homebuilding. The following table summarizes our active for-sale communities at September 30, 2006, by product type.

Remaining Homes
or Home Sites

High-and mid-rise developments (1)	1,118
Condominium conversions	3,432
Townhome and traditional new developments	1,036
Land development	140

5,726

(1)	We have recognized revenue from the sale of 115 homes that have not yet been delivered for two projects under the percentage-of-completion method as of September 30, 2006.
Also included in the Homebuilding Division are rental communities in reposition, under development, or in initial lease-up and land held for development or sale. We had nine apartment communities with 2,418 units in lease-up, undergoing reposition, or under development at September 30, 2006. We measure the performance of our Homebuilding Division primarily by gross profit from home sales.
Investment. This division includes properties with stabilized operations. We consider a property stabilized when development or renovation is substantially complete and recurring operating income exceeds operating expenses and debt service. At September 30, 2006, our Investment Division had 7,996 consolidated stabilized apartments and six consolidated commercial properties with 540,000 square feet. The results of operations of two apartment communities with 432 units and five commercial properties with 438,000 square feet classified as held for sale at September 30, 2006, have been presented in discontinued operations in the accompanying Consolidated Statements of Income.
We use net operating income to measure the performance of our Investment Division. Net operating income is defined as rental revenue less property operating expenses. We believe net operating income is an important supplemental measure of operating performance of our investment properties because it provides a measure of the core operations of the properties. Additionally, we believe that net operating income, as defined, is a widely accepted measure of comparative operating performance in the real estate investment community. We believe that income (loss) before taxes is the most directly comparable GAAP measure to net operating income. The operating statements for the Investment Division present reconciliations of Investment Division net operating income to Investment Division income before taxes.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 8. SEGMENT REPORTING (Continued)
We allocate our general and administrative expenses between the segments based on the functions of the corporate departments. We allocate other corporate items, including interest income, management fee and other revenue, and minority interests in income of consolidated partnerships and joint ventures that are not directly associated with one of our divisions in the same proportions as general and administrative expenses are allocated. Income tax expense and liabilities are not allocated between the segments. Income tax liabilities totaled $64.6 million at September 30, 2006, and $36.5 million at December 31, 2005.
Following are operating statements and balance sheets for our two reporting segments and net operating income for our Investment Division. In our segment operating statements, we do not distinguish between consolidated and unconsolidated properties. We have provided a reconciliation of segment revenue to consolidated revenue below.

	HOMEBUILDING DIVISION
	Operating Statements
	For the Three Months				For the Nine Months
	Ended September 30,				Ended September 30,
	2006		2005		2006		2005
Homebuilding sales	$104,724	100%	$308,492	100%	$359,704	100%	$561,869	100%
Cost of homebuilding sales (1)	(92,149)	(88%)	(239,248)	(78%)	(296,985)	(83%)	(425,728)	(76%)

Gross profit on homebuilding sales	12,575	12%	69,244	22%	62,719	17%	136,141	24%

Minority interests in homebuilding sales of consolidated partnerships and joint ventures	(618)	(1%)	(481)	—	(1,104)	—	(1,697)	—
Outside partners’ interests in homebuilding sales of unconsolidated partnerships and joint ventures	(101)	—	(8,205)	(3%)	(1,750)	—	(28,815)	(5%)
Overhead costs associated with investment in joint ventures	(187)	—	(95)	—	(466)	—	(1,196)	—
Performance-based compensation related to projects of unconsolidated partnerships and joint ventures	78	—	(900)	—	(134)	—	(2,304)	—
Additional costs attributable to profits recognized by the investment division on intercompany sales	(903)	(1%)	—	—	(6,728)	(2%)	(519)	—

	10,844	10%	59,563	19%	52,537	15%	101,610	19%

Other income and expenses:
Interest expense	(5,429)	(5%)	(161)	—	(6,023)	(2%)	(654)	—
Net income (loss) from rental operations	(5,041)	(5%)	856	—	(3,717)	(1%)	914	—
Mortgage banking income	137	—	107	—	602	—	107	—
General and administrative expenses	(7,063)	(7%)	(4,318)	(1%)	(20,694)	(6%)	(11,714)	(2%)
Other corporate items	(123)	—	65	—	(75)	—	271	—
Prepayment penalty on early retirement of debt in connection with condominium conversion	—	—	—	—	(1,639)	—	—	—
Distributions from unconsolidated partnerships and joint ventures in excess of investment	9,625	9%	—	—	9,625	3%	—	—
Gain (loss) on sale of real estate	817	1%	(250)	—	817	—	1,979	—

Income before taxes	$3,767	3%	$55,862	18%	$31,433	9%	$92,513	17%

(1)	Cost of homebuilding sales includes marketing and advertising of for-sale communities, salaries and office costs related to personnel directly involved in acquiring, managing, and accounting for for-sale communities, as well as land, construction costs, architectural and engineering fees, and capitalized interest.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 8. SEGMENT REPORTING (Continued)

	HOMEBUILDING DIVISION
	Balance Sheets
	September 30,	December 31,
	2006	2005
		Restated
Assets
Cash and cash equivalents	$26,045	$36,638
Restricted cash	23,663	18,846
Contracts receivable	50,040	49,745
Homebuilding inventory: (1)
Land and land improvement costs	186,406	140,793
Construction in progress	378,794	259,470
Condominium conversions	840,941	679,548
Real estate held for investment	83,687	71,022
Investments in partnerships and joint ventures	60,262	78,080
Other assets, net	42,262	56,745

	$1,692,100	$1,390,887

Liabilities and Equity
Accounts payable and other liabilities	$102,909	$82,358
Mortgages and notes payable	894,045	764,403

	996,954	846,761

Minority interest	10,027	3,309
Equity	685,119	540,817

	$1,692,100	$1,390,887

(1)	Prior to 2004, the Homebuilding Division recognized profits on properties it transferred to the Investment Division upon completion and stabilization. In 2004, we began to transfer properties between divisions at cost. In 2005, nine properties were transferred from the Investment Division to the Homebuilding Division for conversion and sale as condominium homes. Homebuilding inventory of the Homebuilding Division includes $17.8 million of additional basis as of September 30, 2006 and $24.7 million as of December 31, 2005 related to these profits from transfers prior to 2004.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 8. SEGMENT REPORTING (Continued)

	INVESTMENT DIVISION
	Operating Statements
	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2006		2005		2006		2005
			Restated				Restated
Rental revenue	$21,761	100%	$27,789	100%	$67,056	100%	$90,922	100%
Property operating expenses	(10,965)	(50%)	(14,625)	(53%)	(33,660)	(50%)	(46,587)	(51%)

Net operating income	10,796	50%	13,164	47%	33,396	50%	44,335	49%
Net gain on sale of real estate	12,435		32,292		25,391		46,585
Distributions from unconsolidated partnerships and joint ventures in excess of investment	—		28		—		81
Minority interests in income of consolidated partnerships and joint ventures	(2,038)		(144)		(2,446)		(442)
Elimination of management and other fees paid to Tarragon by unconsolidated partnerships and joint ventures	—		90		—		267
Outside partners’ interests in losses of unconsolidated partnerships and joint ventures	40		22		124		97
General and administrative expenses	(1,743)		(2,271)		(4,943)		(8,045)
Other corporate items	757		341		1,603		653
Impairment losses	(722)		(2,976)		(894)		(2,976)
Interest expense	(8,344)		(15,227)		(22,527)		(34,189)
Depreciation expense	(3,623)		(4,808)		(11,310)		(15,213)

Income before taxes	$7,558		$20,511		$18,394		$31,153

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 8. SEGMENT REPORTING (Continued)

	INVESTMENT DIVISION
	Balance Sheets
	September 30,	December 31,
	2006	2005
		Restated
Assets
Cash and cash equivalents	$3,061	$2,406
Restricted cash	7,455	9,796
Real estate held for investment (1)	359,428	373,282
Assets held for sale (1)	45,489	71,100
Other assets, net	17,996	14,427

	$433,429	$471,011

Liabilities and Deficit
Accounts payable and other liabilities	$10,901	$18,914
Liabilities related to assets held for sale	35,647	54,671
Mortgages and notes payable	517,716	483,834
Senior convertible notes	5,750	5,750
Subordinated unsecured notes	125,000	65,000

	695,014	628,169

Minority interest	—	11,094
Deficit (2)	(261,585)	(168,252)

	$433,429	$471,011

(1)	Prior to 2004, the Homebuilding Division recognized profits on properties it transferred to the Investment Division upon completion and stabilization. In 2004, we began to transfer properties between divisions at cost. Real estate held for investment includes $32.5 million of additional basis as of September 30, 2006, and $28.9 million as of December 31, 2005 related to these profits from transfers prior to 2004. Assets held for sale include $4.5 million of additional basis as of September 30, 2006 and $7.6 million as of December 31, 2005 related to these profits from transfers prior to 2004.

(2)	The Investment Division’s deficit is the result of distributions to the parent company exceeding accumulated divisional earnings.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 8. SEGMENT REPORTING (Continued)

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2006		2005		2006		2005
Investment division net operating income:
Rental revenue
Same store stabilized apartment communities	$17,922	100%	$17,040	100%	$53,798	100%	$51,065	100%
Apartment communities targeted for condominium conversion in 2005	—	—	2,589	100%	—	—	12,951	100%
Apartment communities acquired during period	642	100%	3,764	100%	3,433	100%	13,021	100%
Apartment communities sold during period	1,312	100%	1,051	100%	3,765	100%	2,796	100%
Commercial properties	1,885	100%	3,345	100%	6,060	100%	11,089	100%

	21,761	100%	27,789	100%	67,056	100%	90,922	100%

Property operating expenses
Same store stabilized apartment communities	(8,579)	(48%)	(8,316)	(49%)	(25,641)	(48%)	(24,738)	(48%)
Apartment communities targeted for condominium conversion in 2005	—	—	(1,182)	(46%)	—	—	(5,862)	(45%)
Apartment communities acquired during period	(578)	(90%)	(2,683)	(71%)	(2,515)	(73%)	(8,593)	(66%)
Apartment communities sold during period	(711)	(54%)	(669)	(64%)	(2,070)	(55%)	(1,516)	(54%)
Commercial properties	(1,097)	(58%)	(1,775)	(53%)	(3,434)	(57%)	(5,878)	(53%)

	(10,965)	(50%)	(14,625)	(53%)	(33,660)	(50%)	(46,587)	(51%)

Net operating income
Same store stabilized apartment communities	9,343	52%	8,724	51%	28,157	52%	26,327	52%
Apartment communities targeted for condominium conversion in 2005	—	—	1,407	54%	—	—	7,089	55%
Apartment communities acquired during period	64	10%	1,081	29%	918	27%	4,428	34%
Apartment communities sold during period	601	46%	382	36%	1,695	45%	1,280	46%
Commercial properties	788	42%	1,570	47%	2,626	43%	5,211	47%

	$10,796	50%	$13,164	47%	$33,396	50%	$44,335	49%

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 8. SEGMENT REPORTING (Continued)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Reconciliation of divisional revenues to consolidated revenue:
Homebuilding division total revenue	$104,724	$308,492	$359,704	$561,869
Less homebuilding revenue of unconsolidated partnerships and joint ventures	(9,459)	(65,059)	(52,950)	(185,717)
Add rental revenue from homebuilding properties presented in net income (loss) from rental operations (1)	4,904	4,386	15,694	7,849

Homebuilding division contribution to consolidated revenue	100,169	247,819	322,448	384,001

Investment division rental revenue	21,761	27,789	67,056	90,922
Less investment division rental revenue presented in discontinued operations	(2,974)	(7,309)	(10,607)	(24,684)
Add management fee and other revenue included in other corporate items	511	187	1,094	406
Less rental revenue of unconsolidated partnerships and joint ventures	(272)	(3,193)	(1,019)	(9,434)

Investment division contribution to consolidated revenue	19,026	17,474	56,524	57,210

Consolidated total revenue	$119,195	$265,293	$378,972	$441,211

Reconciliation of divisional income before taxes to consolidated net income :
Homebuilding division income before taxes	$3,767	$55,862	$31,433	$92,513
Add additional costs attributable to profits recognized by investment division on intercompany sales (2)	903	—	6,728	519

Homebuilding division contribution to consolidated net income	4,670	55,862	38,161	93,032

Investment division income before taxes	7,558	20,511	18,394	31,153
Add reduction (increase) to investment division gain on sale of real estate for profit (loss) previously recognized by homebuilding division (3)	(2,937)	3,833	(1,426)	4,644
Add depreciation on higher basis resulting from intercompany sales (3)	248	554	1,038	1,822

Investment division contribution to consolidated net income	4,869	24,898	18,006	37,619

Income tax expense	(3,574)	(30,447)	(21,061)	(49,968)

Consolidated net income	$5,965	$50,313	$35,106	$80,683

(1)	Rental revenue generated by properties transferred from the Investment Division to the Homebuilding Division for conversion to condominiums and properties developed by the Homebuilding Division in lease-up.

(2)	Prior to 2004, the Investment Division recognized gains on transfers of properties to the Homebuilding Division for conversion and sale as condominium homes. Beginning in 2004, properties are transferred between divisions at cost.

(3)	Prior to 2004, the Homebuilding Division recognized profits on properties it transferred to the Investment Division upon completion and stabilization. Beginning in 2004, properties are transferred between divisions at cost.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 8. SEGMENT REPORTING (Continued)

	September 30,	December 31,
	2006	2005
		Restated
Reconciliation of divisional total assets to consolidated total assets:
Homebuilding division total assets	$1,692,100	$1,390,887
Investment division total assets	433,429	471,011

	2,125,529	1,861,898
Less higher basis resulting from intercompany sales (1)	(54,838)	(61,178)
Add goodwill	2,691	2,691

Consolidated total assets	$2,073,382	$1,803,411

(1)	Prior to 2004, both divisions recognized gains on transfers of properties between divisions. Beginning in 2004, properties are transferred between divisions at cost.
NOTE 9. ASSETS HELD FOR SALE
In March 2005, our board of directors approved a plan to divest substantially all of our Investment Division properties. Pursuant to this plan, we sold 24 properties in 2005 and 2006. The remaining Investment Division properties we intend to sell are classified as assets held for sale and their results of operations, along with the results of operations of the 24 properties sold, are presented in discontinued operations.
Assets held for sale and liabilities related to assets held for sale in the accompanying Consolidated Balance Sheets include the following:

	September 30,	December 31,
	2006	2005
Real estate (net of accumulated depreciation of $18,437 in 2006 and $26,853 in 2005)	$38,700	$60,713
Other assets, net	2,284	2,808

	$40,984	$63,521

Accounts payable and other liabilities	$1,246	$2,225
Mortgages and notes payable	34,401	52,446

	$35,647	$54,671

The September 30, 2006, amounts include balances related to two apartment communities and five commercial properties actively marketed for sale. The December 31, 2005, amounts included balances related to five apartment communities and nine commercial properties either under contract of sale or actively marketed for sale at December 31, 2005.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 9. ASSETS HELD FOR SALE (Continued)
In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” operating results for properties for which we have implemented plans of disposal have been reported in discontinued operations. Discontinued operations for the nine months ended September 30, 2006 and 2005 include the operations of 24 properties sold since the beginning of 2005 (which were previously reported in the Investment Division) and seven properties held for sale. The results of these operations were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Rental revenue	$2,974	$7,309	$10,607	$24,684
Property operating expenses	(1,843)	(4,555)	(6,543)	(14,330)
Interest expense	(780)	(1,814)	(2,688)	(6,048)
Depreciation expense	(42)	(132)	(290)	(605)
Impairment losses	(723)	(1,348)	(894)	(1,348)

Income (loss) from operations before income taxes	(414)	(540)	192	2,353
Income tax (expense) benefit	203	254	(72)	(970)

Income (loss) from operations	$(211)	$(286)	$120	$1,383

Gain on sale of real estate before income taxes	$5,331	$36,125	$19,969	$50,887
Income tax expense	(1,999)	(13,688)	(7,488)	(19,464)

Gain on sale of real estate	$3,332	$22,437	$12,481	$31,423

NOTE 10. COMMITMENTS AND CONTINGENCIES
In April 2003, in connection with renovations at Pine Crest Village at Victoria Park, our contractor disturbed asbestos-containing materials. These actions were subsequently investigated by the Environmental Protection Agency and the United States Attorney for the Southern District of Florida for possible violations of federal criminal laws. On April 25, 2006, the United States Attorney filed a criminal information charging Tarragon Management, Inc. (“TMI”) with one felony count for failure to comply with Clean Air Act Work Practice Standards for Asbestos in the United States District Court for the Southern District of Florida. Pursuant to an agreement with the United States Attorney, TMI entered a plea of guilty to such charge on June 19, 2006, and agreed to pay fines and community service payments totaling $1 million (accrued during 2005) for the offense. TMI also agreed to institute an environmental compliance program and was placed on five years probation with the right to seek an early termination after three years of documented compliance with the program. The United States Attorney filed separate but identical charges against the contractor, and one current and one former employee of Tarragon with oversight responsibility for the Pine Crest condominium conversion, each of whom also subsequently entered a plea of guilty to the charges against them. We have incurred legal and other professional fees and costs of relocation of residents in connection with this matter of $846,000 through September 30, 2006. Remediation was completed in March 2004 at a cost of approximately $795,000. Except for the Pine Crest matter, we are not aware of any liability relating to federal, state, and local environmental laws, ordinances, and regulations that would have a material adverse effect on our business, financial position, or results of operations.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 10. COMMITMENTS AND CONTINGENCIES (Continued)
We have received statutory notices from the homeowners’ associations of seven of our recently completed condominium conversion projects in Florida claiming construction defects or other deficiencies. The extent of any liability for these claims is unknown at this time.
We are also party to various claims and routine litigation arising in the ordinary course of business. We do not believe that the results of such claims and litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position, or results of operations.
NOTE 11. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting For Uncertain Tax Positions” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 to our financial position and results of operations.
In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” to increase consistency and comparability in fair value measurements. SFAS No. 157 creates a single definition of fair value, emphasized fair value as a market-based measurement, establishes a framework for measuring fair value, and enhances disclosure requirements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS No. 157 to our financial position and results of operations.
Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”) was issued by the SEC in September 2006. SAB 108 was issued to provide consistency among registrants and their methods of quantifying financial statement misstatements.
Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements. These methods are referred to as the “roll-over” and “iron curtain” methods. The roll-over method quantifies the amount by which the current year income statement is misstated. Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts. The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that result from the correction of an error existing in previously issued financial statements. We currently use the roll-over method for quantifying identified financial statement misstatements.
SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related financial statement disclosures. This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods.
SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of this “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.
Based on our assessment, there will not be a material effect on our financial statements of the application of SAB 108 in the preparation of our annual financial statements for the year ending December 31, 2006.
NOTE 12. RESTATEMENT OF PRIOR-PERIOD FINANCIAL STATEMENTS
As discussed in NOTE 1. “BASIS OF PRESENTATION,” the Company has restated its financial statements to consolidate Ansonia. Therefore, financial statements as of December 31, 2005, and for the three and nine month periods ended September 30, 2005, included herein have been restated.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 12. RESTATEMENT OF PRIOR-PERIOD FINANCIAL STATEMENTS (Continued)
The effects of the restatement are as follows:

	December 31, 2005
	As
	Previously	As
	Reported	Restated
Consolidated Balance Sheet
Cash and cash equivalents	$38,627	$39,044
Restricted cash	21,830	28,642
Real estate held for investment	122,165	415,448
Investments in and advances to partnerships and joint ventures	79,173	78,080
Other assets, net	65,415	73,863
Total assets	1,495,544	1,803,411
Accounts payable and other liabilities	103,164	109,598
Deferred tax liability	71,793	27,736
Mortgages and notes payable	830,265	1,248,238
Total liabilities	1,130,643	1,510,993
Accumulated deficit	(13,661)	(86,144)
Total stockholder’s equity	350,498	278,015

	For the Three Months		For the Nine Months Ended
	Ended September 30, 2005		September 30, 2005
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
Consolidated Statements of Income
Rental and other revenue	$16,649	$21,860	$49,239	$65,059
Property operating expenses	8,350	10,614	24,674	31,488
Depreciation expense	2,734	3,524	8,865	11,164
General and administrative expenses	6,570	6,589	19,733	19,759
Equity in income of partnerships and joint ventures	10,819	10,633	27,488	26,589
Minority interests	(652)	(737)	(1,998)	(2,312)
Interest expense	(12,126)	(13,982)	(22,470)	(27,963)
Income tax expense	(17,106)	(17,014)	(29,619)	(29,534)
Income from continuing operations	28,059	28,162	47,817	47,877
Net income	50,454	50,313	81,119	80,683

Earnings per common share
Net income allocable to common stockholders	$1.91	$1.90	$3.24	$3.22
Earnings per common share assuming dilution
Net income allocable to common stockholders	$1.70	$1.70	$2.70	$2.69

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 12. RESTATEMENT OF PRIOR-PERIOD FINANCIAL STATEMENTS (Continued)

	For the Nine Months Ended
	September 30, 2005
	As
	Previously	As
	Reported	Restated
Consolidated Statements of Cash Flows
Cash Flows from Operating Activities
Net income	$81,119	$80,683
Minority interests in income of consolidated partnerships and joint ventures	1,998	2,312
Depreciation and amortization of leasing costs	9,655	12,230
Amortization of deferred borrowing costs	13,393	13,514
Equity in income of partnerships and joint ventures	(27,488)	(26,589)
Changes in other assets	7,821	7,521
Changes in accounts payable and other liabilities	(22,262)	(28,866)
Net cash used in operating activities	(221,231)	(224,662)

Cash Flows from Investing Activities
Capital improvements to real estate	(4,561)	(5,436)
Distributions from partnerships and joint ventures	18,920	17,582
Net cash used in investing activities	(59,738)	(61,951)

Cash Flows from Financing Activities
Principal payments on notes payable	(436,609)	(437,561)
Net cash provided by financing activities	294,013	299,619
NOTE 13. NOTES PAYABLE OF ANSONIA APARTMENTS, LP
Ansonia Apartments currently has a $410.3 million secured credit facility with GECC secured by first and second liens on 23 of its properties, as well as pledges of equity interests in the property owning entities. The non-recourse mortgage loans under this facility are cross-collateralized and cross-defaulted, and mature in November 2012. Interest accrues on $371 million of this indebtedness at a blended fixed rate of 5.95% payable monthly. The remaining $39.3 million bears interest at a blended floating rate of 6.7% in excess of LIBOR (12% as of September 30, 2006), and requires monthly payments of principal and interest computed on a 25-year amortization schedule. Under the terms of these loans, Ansonia is required to maintain a ratio of net operating income of the properties to the outstanding principal balance of the loans (the “Cash on Cash Ratio”) of 6.6% and a ratio of net operating income of the properties to the total debt service required under the loans (“Debt Service Coverage Ratio”) of 1.03:1 during the first year of the loan term (with such ratios increasing annually thereafter), or it will be required to pay GECC 100% of the net cash flow (after payment of property operating expenses, debt service and impounds) from the properties in reduction of the principal balance of the loans until such time as the Cash on Cash Ratio and Debt Service Coverage Ratio are the greater of 7% and 1.05:1, respectively, or the levels required for that particular loan year, for six consecutive months.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 13. NOTES PAYABLE OF ANSONIA APARTMENTS, LP (Continued)
In addition to the GECC credit facility, as of September 30, 2006, Ansonia had two non-recourse mortgage loans. One note for $23.9 million accrues interest at a fixed rate of 5.49%, is payable in monthly installments of principal and interest based on a 30-year amortization schedule, and matures in April 2014. The other note for $2.8 million accrues interest at a fixed rate of 5.52%, is payable in monthly installments of principal and interest based on a 30-year amortization schedule, and matures in July 2009.
At September 30, 2006, scheduled principal payments on Ansonia’s notes payable are due as follows:

Three months ending December 31, 2006	$168
2007	689
2008	730
2009	3,486
2010	831
Thereafter	431,111

$437,015

NOTE 14. SUBSEQUENT EVENT
On October 10, 2006, the Company and six of its wholly owned subsidiaries entered into an agreement with Barclays Capital Real Estate, Inc. (“Barclays”) to modify six loans secured by assets in Florida and South Carolina totaling $215 million, and to extend the maturity of each of the loans for two years. Under the agreement with Barclays, the loans will be cross-collateralized and cross-defaulted, and will be secured by a single amended and restated mortgage instrument encumbering each of the six properties pledged as collateral for the original loans. The pledged properties are Via Lugano, located in Boynton Beach, Florida; Madison at Park West, in Mt. Pleasant, South Carolina; Cobblestone, in Sanford, Florida; Promenade at Reflection Lakes, in Ft. Myers, Florida; Monterra at Bonita Springs, in Bonita Springs, Florida; and The Quarter at Ybor City, in Tampa, Florida. The Company has guaranteed repayment of up to $15.4 million in principal amount of the aggregate indebtedness under the six loans. The indebtedness is otherwise non-recourse.
The Company has had other credit relationships with Barclays, but as of the date of this report, the only outstanding borrowings are the six loans referenced above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Please read this discussion along with the Consolidated Financial Statements and Notes. Dollar amounts in tables are in thousands.
Business Overview
General
We are a homebuilder and real estate developer with over 30 years of experience in the real estate industry. Our large projects in urban areas require long lead times. As a result, there is a significant time period between the commencement of a project and receipt of revenue. Revenue and gross profit from our for-sale communities for the three and nine month periods ended September 30, 2006 and 2005, are presented in the Homebuilding Division discussion below under the caption “Operating Results of Homebuilding For-Sale Communities.”
We also operate a real estate investment business, which we began divesting in March 2005. Over the past several years, funds generated by the operation, sale, or refinancing of properties in the investment portfolio financed the growth of our homebuilding and development activities.
In August 2006, after management’s review of the relevant accounting literature, the Audit Committee of the Board of Directors of the Company concluded that accounting for the Company’s investment in Ansonia Apartments, LP (“Ansonia”) should be changed.
Ansonia is a partnership in which Tarragon owns a majority noncontrolling equity interest. Historically, Tarragon used the equity method to account for its investment in Ansonia. However, the Audit Committee decided the Company should consolidate Ansonia in accordance with the Financial Accounting Standards Board’s Interpretation 46R (“FIN 46R”), “Consolidation of Variable Interest Entities.” Accordingly, Tarragon restated its financial statements and other financial information for the years and for each of the quarters in the years 2005 and 2004 and for the first quarter of 2006.
The effect of the restatement on prior period financial statement included in this report is discussed in NOTE 12. “RESTATEMENT OF PRIOR-PERIOD FINANCIAL STATEMENTS.” Also see NOTE 13. “NOTES PAYABLE OF ANSONIA APARTMENTS, LP” in the Notes to the Consolidated Financial Statements.
In light of the restatement, Tarragon’s stockholders should no longer rely on the Company’s financial statements for the years and for each of the quarters in the years 2005 and 2004 and the first quarter of 2006 initially included in Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006, and the Quarterly Report on Form 10-Q for the period ended March 31, 2006, filed with the SEC on May 10, 2006.
Revenue. Our revenue is principally derived from:
•	Homebuilding sales, which represent sales of condominium homes, townhomes, and developed land reported on either the completed contract or percentage-of-completion method of revenue recognition, as appropriate; and

•	Rental revenue from apartment and commercial leases.

Expenses. Our expenses principally consist of:
•	Costs of homebuilding sales, which include, among other costs, land, construction costs, construction supervision, marketing, commissions and other selling costs, capitalized interest (including $3.9 million and $9.1 million for the three and nine months ended September 30, 2006, respectively, and $6.5 million and $11 million for the three and nine months ended September 30, 2005, respectively), developer fees, performance-based compensation to developers, and architectural and engineering fees;

•	Property operating expenses, which are costs associated with operating, leasing, and maintaining rental apartment communities and office and retail properties, including payroll and benefit expenses of site-level employees;

•	Depreciation of rental apartment communities and office and retail properties; and

•	General and administrative expenses, a significant portion of which consists of compensation, benefits and other personnel-related costs of personnel not directly related to development activities.
Other income and expenses. Other income and expenses include:
•	Interest expense related to mortgages and other debt;

•	Equity in income or losses of partnerships and joint ventures, which represents our share of the net income or net loss of unconsolidated partnerships and joint ventures;

•	Gain on sales of real estate, which generally consists of gain from sales of assets in our Investment Division and are typically reported in discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144; and

•	Minority interests in income from consolidated partnerships and joint ventures, which consists of our partners’ share of gross profit from homebuilding sales or net income or net loss resulting from rental operations and the return on a preferred interest in Tarragon Development Company, LLC., and may include losses representing distributions to outside partners in excess of their investments in the partnerships (the source of such distributions is generally proceeds from sales or financings of properties).
Outlook
Until this year, our homebuilding business experienced rapid growth from its inception. We believe our focus on urban and high-density homebuilding designed for non-traditional households will continue to present growth opportunities for us for a number of reasons including:
•	our pipeline of future projects, which we have built up over the last seven years and include a number of large projects in New Jersey, Ft. Lauderdale, Orlando, and Nashville that are expected to produce substantial revenues over the next five or more years;

•	scarcity of urban land for development in established communities and increased restrictions and controls on growth in many areas is channeling a larger share of new construction into areas where high density housing predominates;

•	demographic trends of increased immigration, smaller households, longer active retirements, and later marriages tend to favor demand in urban areas; and

•	smart growth initiatives driven by high fuel costs, environmental considerations, a desire to reduce sprawl and traffic congestion favor higher density residential developments.
Sales at three recently opened condominium conversion projects on Florida’s west coast, which we believe was a primarily investor-driven market in 2005, have been much slower than anticipated. We have also seen increased competition and modest slowdowns in sales activity in other Florida markets, where we believe the level of sales activity is now more in line with historical norms. Because of the slowdowns in condominium conversion sales, we presently anticipate total 2006 homebuilding sales revenue, including revenue from unconsolidated properties, will be lower than in 2005. We have also increased our estimates of marketing costs and sales incentives for many of our condominium conversion projects, reducing our estimated gross profit margins for these projects, as a result of the slowdowns in sales activity. Based on review of our condominium conversion projects, we have identified five communities which will be operated as rental properties until the market improves.
Pursuant to a strategic plan announced in March 2005, we sold 24 investment properties in 2005 and 2006 and at September 30, 2006 had seven investment properties classified as held for sale. As a result, revenues, expenses, and cash flows from rental operations declined in 2005 and are expected to decline further in 2006. Cash proceeds from this capital redeployment plan have been and will be used to expand our homebuilding operation, reduce debt, and repurchase common stock. Two apartment communities with 432 units and five commercial properties with 438,000 square feet were classified as assets held for sale at September 30, 2006, and their operating results are presented in discontinued operations in the Statements of Income for the three and nine months ended September 30, 2006 and 2005.
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
Segment Results. Segment results for our Homebuilding and Investment Division include revenue generated by both consolidated and unconsolidated entities. Therefore, the revenues reflected in the segment results are not fully comparable with our consolidated results. A reconciliation of segment revenue to consolidated revenue is presented in NOTE 8. “SEGMENT REPORTING” in the accompanying Notes to Consolidated Financial Statements.
Results of Operations
Overview
For the three and nine months ended September 30, 2006, total consolidated revenue was $119.2 million and $379 million, compared to $265.3 million and $441.2 million for the corresponding periods in 2005. This decrease is primarily attributable to lower consolidated homebuilding sales, particularly from condominium conversions, which declined from $243.4 million and $376.2 million in the 2005 periods to $95.3 million and $306.8 million in the 2006 periods.
Rental revenue increased $1.7 million, or 8.1%, for the three months ended September 30, 2006, and $6.5 million, or 10% for the nine months ended September 30, 2006, compared to the respective periods of 2005. These increases are principally due to the consolidation of four properties, previously held in two unconsolidated joint ventures, in November 2005 and higher rents.

We reported income from continuing operations of $2.8 million and $22.5 million for the three and nine months ended September 30, 2006 and $28.2 million and $47.9 million for the corresponding periods in 2005. Gross profit on consolidated homebuilding sales decreased $36.5 million for the third quarter and $18.3 million for the nine month period in 2006 compared to the corresponding periods in 2005. Equity in income of partnerships and joint ventures increased $2.4 million for the three months ended September 30, 2006 and decreased $10.6 million for the nine months ended September 30, 2006. The decrease was chiefly due to decreases in both homebuilding sales revenue and gross profit of unconsolidated joint ventures. For the three and nine months ended September 30, 2006 the percentage of gross profit from consolidated homebuilding sales was 14% and 19.2% compared to 20.5% for both of the same periods in 2005. See further discussion under Homebuilding Division below.
During the three and nine months ended September 30, 2006, we recognized gains on sale of real estate of $4.1 million (net of income tax expense of $2 million) and $13.3 million (net of income tax expense of $7.5 million), including those presented in discontinued operations in accordance with SFAS No. 144. During the three and nine months ended September 30, 2005, gains on sale, including those presented in discontinued operations, were $22.5 million (net of income tax expense of $13.7 million) and $34 million (net of income tax expense of $19.5 million). See “Sales of Consolidated Properties” below.
Operating Results of Consolidated Rental Properties. At September 30, 2006, our consolidated stabilized rental properties presented in continuing operations included apartment communities with 7,564 apartments (excluding 432 units in assets held for sale and presented in discontinued operations) and one commercial property with 102,000 square feet (excluding 438,000 square feet in assets held for sale and presented with discontinued operations).
The following table summarizes aggregate property level revenue and expenses for our consolidated stabilized rental properties, as well as rental properties in lease-up, and properties undergoing conversion to condominiums presented in continuing operations for the three and nine months ended September 30, 2006 and 2005. The revenue and expenses below exclude management fee and other revenue and interest expense on corporate debt.

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2006	2005	Change	2006	2005	Change
Rental revenue	$23,419	$21,672	$1,747	$71,124	$64,653	$6,471
Property operating expenses	(14,220)	(10,614)	(3,606)	(37,890)	(31,488)	(6,402)
Interest expense	(11,850)	(4,638)	(7,212)	(22,856)	(14,811)	(8,045)
Depreciation expense	(5,542)	(3,524)	(2,018)	(12,625)	(11,164)	(1,461)

	$(8,193)	$2,896	$(11,089)	$(2,247)	$7,190	$(9,437)

The following tables illustrate the impact on the change between 2005 and 2006 resulting from properties targeted for conversion to condominium homes for sale, properties consolidated and acquired in 2005, and properties in lease-up on the revenues and expenses of our consolidated rental properties for the three and nine months ended September 30, 2006 and 2005.

	Change For the Three Months Ended September 30, 2006 and 2005
	Condominium	Properties	Properties in	Properties
	Conversions	Consolidated	Lease-up	Acquired	Other		Total
Rental revenue	$(3,201)	$2,759	$1,057	$261	$871	(1)	$1,747
Property operating expenses	(916)	(1,247)	(859)	(17)	(567)		(3,606)
Interest expense	(2,465)	(1,415)	(1,038)	(235)	(2,059	)(2)	(7,212)
Depreciation expense	(543)	(359)	(412)	(65)	(639)		(2,018)

	$(7,125)	$(262)	$(1,252)	$(56)	$(2,394)		$(11,089)

(1)	Other increases in rental revenue represent rent increases, lower vacancies and other rental losses, and higher other rental income for properties held in both years.

(2)	Other increases in interest expense include an increase of $2 million for 22 properties owned by Ansonia that were refinanced in November 2005, increasing debt by $100.7 million.

	Change For the Nine Months Ended September 30, 2006 and 2005
	Condominium	Properties	Properties in	Properties
	Conversions	Consolidated	Lease-up	Acquired	Other		Total
Rental revenue	$(7,959)	$8,668	$2,458	$969	$2,335	(1)	$6,471
Property operating expenses	582	(3,564)	(1,797)	(456)	(1,167)		(6,402)
Interest expense	4,501	(4,168)	(2,633)	(819)	(4,926	)(2)	(8,045)
Depreciation expense	899	(1,069)	(971)	(258)	(62)		(1,461)

	$(1,977)	$(133)	$(2,943)	$(564)	$(3,820)		$(9,437)

(1)	Other increases in rental revenue represent rent increases, lower vacancies and other rental losses, and higher other rental income for properties held in both years.

(2)	Other increases in interest expense include an increase of $5.1 million for 22 properties owned by Ansonia that were refinanced in November 2005, increasing debt by $100.7 million.
Equity in Income of Unconsolidated Partnerships and Joint Ventures. The following tables summarize the components of equity in income of unconsolidated partnerships and joint ventures for the three and nine months ended September 30, 2006 and 2005:

	For the Three Months Ended September 30,
	2006	2005	Change
Homebuilding operations
Homebuilding sales revenue	$9,459	$65,059	$(55,600)
Costs of homebuilding sales	(10,207)	(45,603)	35,396

Gross profit (loss) from homebuilding sales	(748)	19,456	(20,204)

Rental property operations
Rental revenue	128	2,916	(2,788)
Property and other operating expenses	(162)	(1,240)	1,078
Interest expense	—	(1,090)	1,090
Depreciation expense	—	(500)	500
Mortgage banking income	273	215	58
Discontinued operations	4,192 (1)	46	4,146
Elimination of management and other fees paid to Tarragon	56	135	(79)
Outside partners’ interests in income of joint ventures	(214)	(8,341)	8,127
Overhead costs associated with investments in joint ventures	(188)	(95)	(93)

Performance-based compensation related to homebuilding
projects of unconsolidated partnerships and joint ventures	78	(900)	978
Cash distributions in excess of investment	9,625 (2)	31	9,594

Equity in income of partnerships and joint ventures	$13,040	$10,633	$2,407

(1)	Includes $4.1 million in proceeds received from the sale of our interest in 801 Pennsylvania Avenue.

(2)	Represents distributions received in excess of our investment balance in Shefaor/Tarragon LLLP. This partnership is no longer consolidated as of July 2006. Please see discussion below for further information.
For the third quarter of 2006, the percentage of gross profit (loss) from homebuilding sales to homebuilding sales revenue for unconsolidated partnerships and joint ventures was (7.9%) compared to 29.9% for the third quarter of 2005. In 2006, lower margin condominium conversion projects contributed substantially all of the revenue, while in 2005 substantially all of the revenue was contributed by higher margin mid-rise developments and a condominium conversion project. Additionally, four projects recorded adjustments totaling $576,000 to reduce cumulative project earnings to reflect revised gross profit estimates. For further discussion of changes in gross profit percentages, see Homebuilding Division below.

	For the Nine Months Ended September 30,
	2006	2005	Change
Homebuilding operations
Homebuilding sales revenue	$52,950	$185,717	$(132,767)
Costs of homebuilding sales	(49,179)	(126,814)	77,635

Gross profit from homebuilding sales	3,771	58,903	(55,132)

Rental property operations
Rental revenue	416	8,364	(7,948)
Property and other operating expenses	(479)	(3,774)	3,295
Interest expense	—	(3,542)	3,542
Depreciation expense	—	(1,484)	1,484
Mortgage banking income	1,206	215	991
Discontinued operations	4,288 (1)	(472)	4,760
Elimination of management and other fees paid to Tarragon	108	425	(317)
Outside partners’ interests in income of joint ventures	(2,314)	(28,634)	26,320
Overhead costs associated with investments in joint ventures	(466)	(1,196)	730

Performance-based compensation related to homebuilding
projects of unconsolidated partnerships and joint ventures	(134)	(2,304)	2,170
Cash distributions in excess of investment	9,625 (2)	88	9,537

Equity in income of partnerships and joint ventures	$16,021	$26,589	$(10,568)

(1)	Includes $4.1 million in proceeds received from the sale of our interest in 801 Pennsylvania Avenue.

(2)	Represents distributions received in excess of our investment balance in Shefaor/ Tarragon LLLP. This partnership is no longer consolidated as of July 2006. Please see discussion below for further information.
For the nine months ended September 30, 2006, the percentage of gross profit from homebuilding sales to homebuilding sales revenue for unconsolidated partnerships and joint ventures was 7.1% compared to 31.7% for the corresponding period in 2005. In 2006, substantially all of the revenue came from lower margin condominium conversion projects, while in 2005 substantially all of the revenue came from higher margin mid-rise developments. In addition, five projects recorded adjustments totaling $2.4 million to reflect reductions in the estimated gross profit margins. For further discussion of changes in gross profit percentages, see Homebuilding Division below.
General and Administrative Expenses. Corporate general and administrative expenses increased $2.1 million and $5.8 million for the three and nine months ended September 30, 2006, compared to the same periods of 2005 primarily due to costs associated with projects that were not pursued for our development pipeline of $1.5 million and $4.3 million, respectively.
Corporate Interest. The following table illustrates the impact of the major components of corporate interest expense for the three and nine months ended September 30, 2006 and 2005.

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2006	2005	Change	2006	2005	Change
Subordinated unsecured notes	$2,852	$999	$1,853	$7,577	$1,156	$6,421
Senior convertible notes	152	7,967	(7,815)	417	10,775	(10,358)
Capitalization of interest to the carrying values of development projects	(1,124)	(302)	(822)	(3,454)	(421)	(3,033)
Other	757	384	373	1,186	1,238	(52)

	$2,637	$9,048	$(6,411)	$5,726	$12,748	$(7,022)

Sales of Consolidated Properties. The following table summarizes sales of consolidated properties during the nine months ended September 30, 2006 and 2005. Except for the land sales and the sale of two buildings at Orlando Central Park in 2005, the gains on sale were presented in discontinued operations.

			Net Cash	Gain
Date of Sale	Property	Sale Price	Proceeds	on Sale

2006:
January	Fountainhead Apartments	$16,350	$8,181	$8,125
February	1505 Highway 6 Office Building	4,650	4,282	365
March	Northwest O’Hare Office Park	5,733	2,446	3,250
June	Park 20 West Office Park	3,022	2,933	—
June	Meadowbrook Apartments	4,840	576	2,898
July	The Brooks Apartments	4,100	827	1,337
July	Bayfront Apartments	5,575	1,379	2,673
September	Northside Mall	6,400	2,441	1,321
September	Vistas at Lake Worth	13,800	3,275	—
September	Vistas Observatory Land	1,700	1,567	817

		$66,170	$27,907	$20,786

2005:
January	Woodcreek Garden Apartments	$38,750	$16,009	$14,762
February	Fort Worth, Texas, Land	2,225	624	—
March	Sarasota, Florida, Land	40,000	20,703	2,229
June	Orlando Central Park – Two Bldgs.	1,641	698	342
August	Martin’s Landing Apartments	12,750	5,125	6,852
August	Stewart Square	7,950	3,624	5,322
August	Courtyard at the Park Apartments	11,100	5,665	5,989
August	Paramus Container Store	15,000	6,814	7,806
September	Charlotte, North Carolina, Land	76	74	50
September	Morningside Apartments	4,693	1,893	1,932
September	Jackson Square	875	782	—
September	Time Square	1,250	1,161	763
September	Palm Court Apartments	11,150	4,619	7,460

		$147,460	$67,791	$53,507

During the nine months ended September 30, 2006, we recorded impairment charges of $172,000 for Park 20 West Office Park and $722,000 for Vistas at Lake Worth to reduce their carrying values to the net proceeds received from their sales. The net proceeds from the sale of Vistas at Lake Worth were reduced by a prepayment penalty of $741,000 in connection with the early repayment of the mortgage secured by this property.
Homebuilding Division
Operating Results of Homebuilding For-Sale Communities. The following tables present revenue and gross profit for our for-sale communities. As stated previously, results for our segments do not distinguish between revenue of consolidated and unconsolidated projects. Therefore, the following tables include revenue and gross profit for both consolidated and unconsolidated projects.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2006		2005		2006		2005
	Units	Dollars	Units	Dollars	Units	Dollars	Units	Dollars
Revenue recognized on the closing method
Consolidated communities
Condominium conversions	200	$36,102	750	$183,510	1,025	$189,146	1,024	$247,791
Townhome and traditional new developments	91	27,230	145	31,502	180	46,708	283	55,511
Land development	9	428	27	5,669	61	3,663	58	7,231

	300	63,760	922	220,681	1,266	239,517	1,365	310,533

Unconsolidated communities
Condominium conversions	34	8,783	255	55,639	201	51,716	760	150,743

Total revenue recognized on the closing method	334	72,543	1,177	276,320	1,467	291,233	2,125	461,276

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2006		2005		2006		2005
	Units	Dollars	Units	Dollars	Units	Dollars	Units	Dollars
Revenue recognized on the percentage-of-completion method
Consolidated communities
High- and mid-rise developments	50	$31,505	13	$22,752	122	$67,237	55	$65,619
Unconsolidated communities
High- and mid-rise developments	—	676	—	9,420	—	1,234	25	34,974

Total revenue recognized on the percentage-of-completion method	50	32,181	13	32,172	122	68,471	80	100,593

Total homebuilding sales revenue	384	$104,724	1,190	$308,492	1,589	$359,704	2,205	$561,869

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Gross profit (loss) on homebuilding sales revenue recognized on the closing method
Consolidated communities
Condominium conversions	$2,254	$41,767	$38,254	$58,773
Townhome and traditional new developments	4,825	3,408	9,077	7,637
Land development	61	1,518	(122)	1,538

	7,140	46,693	47,209	67,948

Unconsolidated communities
Condominium conversions	(918)	16,559	4,048	44,844
Total gross profit on homebuilding sales revenue recognized on the closing method	6,222	63,252	51,257	112,792

Gross profit (loss) on homebuilding sales revenue recognized on the percentage-of-completion method
Consolidated communities
High-and mid-rise developments	6,183	3,095	11,739	9,291
Unconsolidated communities
High-and mid-rise developments	170	2,897	(277)	14,058

Total gross profit on homebuilding sales revenue recognized on the percentage-of-completion method	6,353	5,992	11,462	23,349

Total gross profit on homebuilding sales	$12,575	$69,244	$62,719	$136,141

The following table presents homebuilding sales revenue for both consolidated and unconsolidated communities by product type.

	For the Three Months		For the Nine Months Ended
	Ended September 30,		September 30,
	2006	2005	2006	2005
High- and mid-rise developments	$32,181	$32,172	$68,471	$100,593
Condominium conversions	44,885	239,149	240,862	398,534
Townhome and traditional new developments	27,230	31,502	46,708	55,511
Land development	428	5,669	3,663	7,231

Total	$104,724	$308,492	$359,704	$561,869

For the three and nine months ended September 30, 2006 the percentage of gross profit from consolidated and unconsolidated homebuilding sales was 12% and 17.4% compared to 22.4% and 24.2% for the same periods in 2005. Gross profit on homebuilding sales is based on estimates of total project sales value and total project costs. When estimates of sales value or project costs are revised, gross profit is adjusted in the period of change so that cumulative project earnings reflect the revised profit estimate. During 2006, our revised estimates of the pace of remaining sales, based on current market conditions, resulted in increases in projected marketing costs and sales incentives and, therefore, lower estimated gross profit margins at most of our projects from those used in 2005. The change in gross profit margins for our condominium conversion projects ranged from an increase of 0.1% to a decrease of 8.7%. The decrease in gross profit margins for our high- and mid-rise developments ranged from 0.2% to 1.7%. These adjustments decreased net income for the three months ended September 30, 2006, by $3.5 million and for the nine months ended September 30, 2006, by $10.4 million. Since June 30, 2006, the estimated average gross profit for our backlog of condominium conversions has decreased 4.4% and for high- and mid-rise developments has decreased 2.4%. Additionally, we recorded a $136,000 impairment loss on a condominium conversion project in the third quarter of 2006 and $556,000 for the nine months ended September 30, 2006 due to an increase in estimated remaining costs.
Active Projects and Development Pipeline. As presented in the following table, as of September 30, 2006, our backlog of sales was $268.4 million from our 41 for-sale communities under active development, including both consolidated and unconsolidated projects.

	High- and		Townhome and
	Mid-rise	Condominium	Traditional New	Land
	Developments	Conversions	Developments	Development	Total
Current estimated average gross profit margin	23.6%	9.6%	21.9%	11.6%	17.6%
Number of remaining homes or home sites	1,118	3,432	1,036	140	5,726
Backlog: (1)
Number of homes or home sites	168	365	184	122	839
Aggregate contract prices (2)	$114,807	$72,250	$76,815	$4,548	$268,420
Average price per unit	$683	$198	$417	$37	$320
Unsold homes under active development:
Number of homes or home sites	950	3,067	852	18	4,887
Estimated remaining sell-out (3)	$622,206	$622,703	$277,878	$5,200	$1,527,987
Total estimated remaining sell-out (4)	$737,013	$694,953	$354,693	$9,748	$1,796,407
Estimated debt on completion (5)	$446,422	$322,735
Ratio of fully funded debt to total estimated remaining sell-out	61%	46%

(1)	Represents homes or home sites sold but not yet closed.

(2)	Of the backlog of sales, we have recognized $54.6 million under the percentage-of-completion method.

(3)	Values in estimated remaining sell-out for some of the active developments include other income of $21.3 million for sales other than the offering prices of homes such as marinas, parking, upgrades and commercial units.

(4)	Tarragon’s weighted average profits interest is 84%.

(5)	Estimated debt on completion is equal to the total financing commitments including amounts outstanding at September 30, 2006. Estimated debt on completion also includes anticipated financings not yet arranged for certain projects of $222.6 million for high- and mid-rise developments. Townhome and traditional new developments are financed with multi-year revolving credit facilities.
The following table presents the changes in the aggregate contract values in our sales backlog by product-type and aggregate units from June 30, 2006, to September 30 2006.

	High- and		Townhome and
	Mid-rise	Condominium	Traditional New	Land		Total
	Developments	Conversions	Developments	Development	Total	Units
Backlog as of June 30, 2006	$71,534	$84,863	$93,235	$4,977	$254,609	903
Net new orders (1)	46,945	32,067	8,696	38	87,746	274
Closings	(3,672)	(44,680)	(25,116)	(406)	(73,874)	(338)
Adjustments to prices	—	—	—	(61)	(61)	—

Backlog as of September 30, 2006	$114,807	$72,250	$76,815	$4,548	$268,420	839

(1)	Net new orders include gross new orders of 530 homes with an aggregate contract value of $155.2 million and contract cancellations of 256 homes with an aggregate contract value of $67.5 million. Our default rate, which is computed as the number of firm contracts cancelled for the period divided by new orders for the period, was 19.5% for the third quarter of 2006 and 18% for the nine months ended September 30, 2006. Our default rate for 2005 was 1.8%.

The following table presents information about remaining costs and available financing for our active for-sale communities.

	High- and		Townhome and
	Mid-rise	Condominium	Traditional New	Land
	Developments	Conversions	Developments	Development	Total
Projects with revolving construction facilities currently in place:
Costs to complete (1)	$—	$—	$209,839	$—	$209,839
Available financing (2)	$—	$—	$209,317	$—	$209,317

Other projects with financing currently in place:
Costs to complete (1)	$54,961	$10,974	$—	$—	$65,935
Available financing (3)	$52,324	$—	$—	$—	$52,324

Projects without financing currently in place:
Costs to complete (1)	$157,590	$9,727	$—	$—	$167,317
Anticipated financing (4)	$157,590	$9,727	$—	$—	$167,317

(1)	Costs to complete represent estimated construction costs to complete the project. In addition to these costs, we anticipate incurring marketing, advertising, selling commissions and closing costs, and interest.

(2)	All costs to complete are expected to be funded by borrowings under revolving construction facilities, although total available debt as of September 30, 2006, is $52.7 million.

(3)	Total available debt as of September 30, 2006, is $75.6 million.

(4)	We expect to arrange financing for 65% to 85% of total budgeted costs.
In addition to the active for-sale communities described above, we have active rental communities under development or in lease-up with 2,418 units. We also have 5,802 units in 26 communities in our development pipeline. Our development pipeline includes projects either owned or for which we have site control and which may be awaiting zoning and other governmental approvals and final determination of economic feasibility. We anticipate these projects will be completed and sold over the next six years.
The following tables present the changes in the number of units in our active projects and development pipeline between and June 30, 2006, and September 30, 2006.

		Rental
	For-Sale	Repositions /
	Communities	Developments	Total
	(Units)	(Units)	(Units)
Active projects as of June 30, 2006	6,358	2,418	8,776
Closings	(338)	—	(338)
Rental property held for future condominium conversion	(294)	—	(294)

Active projects as of September 30, 2006	5,726	2,418	8,144

Development pipeline as of June 30, 2006	5,964	—	5,964
Additions to development pipeline	730	—	730
Discontinued projects	(1,185)	—	(1,185)
Revisions to number of units	(1)	—	(1)
Rental property held for future condominium conversion	294	—	294

Development pipeline as of September 30, 2006	5,802	—	5,802

The following table presents number of units in our active projects and development pipeline by geographic region as of September 30, 2006.

	Units in Active Projects and
	Development Pipeline at September 30, 2006
	Northeast	Southeast	Total
High- and mid-rise developments	2,451	116	2,567
Mixed-use residential and commercial developments (1)	1,784	793	2,577
Rental communities under development	592	1,826	2,418
Condominium conversions	179	4,857	5,036
Townhome and traditional new developments	344	864	1,208
Land development	—	140	140

Total	5,350	8,596	13,946

(1)	These projects include commercial square footage of 359,000 in the Northeast and 254,077 in the Southeast.
Tarragon has an aggregate weighted-average interest in these active projects and development pipeline of 88%.
In June 2006, we sold a 22% interest in Shefaor/Tarragon LLLP, a partnership we consolidated until July 2006 that owns Lincoln Pointe Apartments in Aventura, Florida, to Pinnacle, an entity affiliated with Brian Stolar of Chatham, New Jersey. Simultaneously, the partnership refinanced its debt with an $88.5 million non-recourse loan, of which $63.1 million was funded at closing. After the prior loan was repaid, net proceeds of $23.6 million were distributed to the selling partners (Tarragon and Shefaor), of which our share was $17.3 million. In July 2006, we sold a 25% interest in the partnership to Yoo, an entity affiliated with Phillipe Starck, for $4.9 million. We received $2.9 million of this amount as a distribution from the partnership. In the third quarter of 2006, Tarragon recognized income of $9.6 million representing distributions received from the partnership in excess of its investment.
The partnership intends to develop a 460-unit high-rise condominium for which Tarragon and Shefaor, who acquired this property in August 2004 for $41 million, have prepared preliminary plans and obtained development approvals. Pinnacle and Shefaor are general partners of the partnership and make day-to-day operating decisions and will supervise the development. Tarragon and Shefaor have preferred equity in the partnership in the form of a $12 million mezzanine loan due from the partnership that matures in September 2007 and has one three-month extension option. Tarragon currently holds a 29% non-controlling limited partner interest in the partnership and has consent rights to any major decisions, including admission of any new partners.
Investment Division
As stated previously, results for our segments do not distinguish between revenues of consolidated and unconsolidated properties. Therefore, rental revenue and net operating income (rental revenue less property operating expenses) in the following discussion include both consolidated and unconsolidated rental communities. Rental revenue and net operating income in the following discussion also include operating results of two apartment communities and five commercial properties reported in discontinued operations in our consolidated operating results. You should read the following discussion along with the Investment Division operating statements and summary of Investment Division net operating income in NOTE 8. “SEGMENT REPORTING” in the Notes to Consolidated Financial Statements included in this Form 10-Q. Net operating income is a supplemental non-GAAP financial measure. A reconciliation of Investment Division net operating income to Investment Division income before taxes is presented in the Investment Division operating statements in NOTE 8. “SEGMENT REPORTING” in the Notes to Consolidated Financial Statements.
The Investment Division reported net operating income of $10.8 million and $33.4 million for the three and nine months ended September 30, 2006, and $13.2 million and $44.3 million for the three and nine months ended September 30, 2005. Net operating income as a percentage of rental revenue was 49.6% and 49.8% for the three and nine months ended September 30, 2006, and 47.4% and 48.8% for the corresponding periods in 2005.
The following table presents net operating income for our 34 same store Investment Division apartment communities with 7,486 units (consolidated and unconsolidated, including properties for which operating results have been presented in discontinued operations). These are properties in our Investment Division during all periods presented below.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Same store stabilized apartment communities:
Rental revenue	$17,922	$17,040	$53,798	$51,065
Property operating expenses	(8,579)	(8,316)	(25,641)	(24,738)

Net operating income	$9,343	$8,724	$28,157	$26,327

Net operating income as a percentage of rental revenue	52.1%	51.2%	52.3%	51.6%
Average monthly rental revenue per unit	$798	$759	$798	$758
Net operating income for our 34 same store stabilized apartment communities increased $619,000, or 7.1%, in the third quarter of 2006 compared to the third quarter of 2005 and increased $1.8 million, or 7%, in the nine months ended September 30, 2006, compared to the corresponding period of 2005. This increase was mostly due to 5.2% and 5.4% increases in revenue for the three and nine months ended September 30, 2006.
Investment Division net gains on sale of real estate, including properties owned through unconsolidated partnerships and joint ventures, were $12.4 and $25.4 million for the three and nine months ended September 30, 2006 and $32.3 and $46.6 million for the three and nine months ended September 30, 2005.
Interest expense for the Investment Division decreased by $6.9 million, or 45.2%, and $11.7 million, or 34.1% for the three and nine months ended September 30, 2006, compared to the corresponding periods of 2005. The sale or transfer of properties to the Homebuilding Division resulted in decreases of $1.9 million and $7.6 million for the three and nine months ended September 30, 2006. Additionally, interest expense on corporate debt decreased $7.5 million and $9.7 million for the three and nine months ended September 30, 2006, resulting from an increase in interest expense allocated to the Homebuilding Division and charges incurred related to the conversion of the convertible notes in 2005. For the 34 same store stabilized apartment communities, interest expense increased 45.5% from $6 million to $8.8 million and 34.8% from $17.8 million to $24 million for the three and nine months ended September 30, 2006. These increases were primarily due to increased debt in connection with financings.
Investment Division depreciation expense was $3.6 and $11.3 million for the three and nine months ended September 30, 2006, compared to $4.8 and $15.2 million for the corresponding periods in 2005. These decreases were due to discontinuing depreciation of properties classified as held for sale.
General and administrative expenses of the Investment Division decreased to $1.7 and $4.9 million for the three and nine months ended September 30, 2006, from $2.3 and $8 million for the corresponding periods in 2005. General and administrative expenses were 8% and 7.4% of divisional revenues for the three and nine months ended September 30, 2006 and 8.2% and 8.9% for the corresponding periods in 2005. These decreases are principally due to fees paid in 2005 for investment banking services related to the planned sale of Investment Division properties.

Liquidity and Capital Resources
Liquidity
Our principal sources of cash are home sales, rental operations of investment properties, borrowings, and proceeds from the sale of investment properties. As our homebuilding operation continues to grow, home sales, along with project-related construction loans or general corporate borrowings, will become our primary source of cash. We believe these sources will continue to meet our cash requirements, including debt service, property maintenance and improvements, acquisitions of land for development, development costs for rental apartment and for-sale communities under construction or renovation, projected purchases of existing properties, dividends on preferred stock, and repurchases of common stock under the announced stock repurchase program. Although we expect these sources of cash to be sufficient to fund planned uses of cash, we can make no assurance that the expected home sales and investment property sales and borrowings will be completed as planned. Slowdown in sales activity and declining estimated gross profit margins due to increases in projected marketing costs and sales incentives may affect our ability to continue to meet financial covenants of our debt arrangements.
The Company is now planning to propose to shareholders the pro rata, tax free spin off of its Homebuilding Division as a separate public company and expects to make the necessary regulatory filings before the end of 2006. The transaction, which is subject to final documentation, regulatory filings, receipt of appropriate tax and legal opinions and shareholder approval, is expected to be completed before mid-year 2007. If completed, Tarragon shareholders will receive the same proportionate interest in two separate companies, the homebuilder to be known as Tarragon Corporation, which will have substantially reduced debt and higher book value as a result of the separation from the Investment Division with its high level of fixed rate, non-recourse debt, and the real estate services and property management business, which will also hold the investment properties and associated debt. As a result of the separation, we believe that each company will be in a better position to execute its business and financial strategy.
Mortgages and Other Debt
Senior Convertible Notes. The outstanding principal balance of our convertible notes was $5.75 million at September 30, 2006. The convertible notes bear interest at 8% per annum, payable semi-annually, and mature in September 2009.
Subordinated Unsecured Notes. On June 15, 2005, we issued $40 million of unsecured subordinated notes due June 30, 2035. The notes bear interest, payable quarterly, at a rate of 8.71% through June 30, 2010, and thereafter at a variable rate equal to LIBOR plus 4.4% per annum. The notes are prepayable after June 30, 2010, at par. On September 12, 2005, we issued an additional $25 million of unsecured subordinated notes due October 30, 2035. These notes bear interest, payable quarterly, at a rate of 8.79% through October 30, 2010, and thereafter at a variable rate equal to LIBOR plus 4.4% per annum. The notes are prepayable after October 30, 2010, at par. On March 1, 2006 we issued an additional $60 million of unsecured subordinated notes due March 1, 2036. These notes bear interest at 400 basis points over 30-day LIBOR, with interest payable quarterly. The notes are prepayable after April 30, 2011, at par. As of September 30, 2006, the outstanding principal balance of these three series of unsecured subordinated notes was $125 million.
Unsecured Credit Facilities. We have a $30 million unsecured line of credit with affiliates of William S. Friedman, our Chief Executive Officer and Chairman of our Board of Directors. Advances under the line of credit bear interest at the lower of 100 basis points over the 30-day LIBOR or the lowest rate offered in writing to us for an unsecured loan by an institutional lender. Payments of interest only are due on demand but no more frequently than monthly, with all outstanding principal and interest due at maturity in January 2008. As of September 30, 2006, all of these funds were available to us.
Secured Credit Facilities. We have a $25 million line of credit with Bank of America which is now secured by assets of one of our consolidated joint ventures. Advances under the line of credit bear interest at 200 basis points over 30-day LIBOR. Payments of interest only are due monthly, with all outstanding principal and interest due at maturity November 2006. As of September 30, 2006, $25 million was outstanding under this line of credit.
We currently have mortgage loans totaling $113.7 million secured by four properties, under a secured credit facility with General Electric Capital Corporation (“GECC”) that matures in September 2009. The mortgage loans under this non-recourse facility are cross-collateralized and cross-defaulted. The mortgages on three of these properties with an aggregate balance of $88.6 million bear interest at a fixed rate of 6.06%, payable monthly. One property has a loan with a balance of $25.1 million that bears interest at 173 basis points over 30-day LIBOR, payable monthly.

Ansonia currently has a $410.3 million secured credit facility with GECC secured by first and second liens on 23 of its properties, as well as pledges of equity interests in the property owning entities. The non-recourse mortgage loans under this facility are cross-collateralized and cross-defaulted and mature in November 2012. Interest accrues on $371 million of this indebtedness at a blended fixed rate of 5.95% payable monthly. The remaining $39.3 million bears interest at a blended floating rate of 6.7% in excess of LIBOR (12% as of September 30, 2006) and requires monthly payments of principal and interest computed on a 25-year amortization schedule. Under the terms of these loans, Ansonia is required to maintain a ratio of net operating income of the properties to the outstanding principal balance of the loans (the “Cash on Cash Ratio”) of 6.6% and a ratio of net operating income of the properties to the total debt service required under the loans (“Debt Service Coverage Ratio”) of 1.03:1 during the first year of the loan term (with such ratios increasing annually thereafter), or it will be required to pay GECC 100% of the net cash flow (after payment of property operating expenses, debt service and impounds) from the properties in reduction of the principal balance of the loans until such time as the Cash on Cash Ratio and Debt Service Coverage Ratio are the greater of 7% and 1.05:1, respectively, or the levels required for that particular loan year, for six consecutive months. Ansonia’s Cash on Cash Ratio and Debt Service Coverage Ratio for September 2006 were above the minimum requirements.
Non-recourse Mortgage Debt. In addition to the GECC credit facilities, as of September 30, 2006, we had an aggregate of $89.1 million of outstanding non-recourse indebtedness secured by nine rental properties (of which four are classified as held for sale at September 30, 2006) and four homebuilding properties targeted for conversion to condominiums. The agreements governing this mortgage debt generally do not contain restrictive covenants and are not guaranteed by us or any of our subsidiaries or joint ventures. Of these mortgage loans, $87.5 million bear interest at various fixed rates, and $1.6 million bear interest at various floating rates. As of September 30, 2006, the weighted average interest rate of these mortgage loans was 6.3%.
Recourse Mortgage Debt. The following table summarizes the material terms of our recourse mortgage debt:

					Tarragon’s
	Balance at		Interest Rate at		Interest in
Project	September 30, 2006		September 30, 2006	Maturity Date	Profits
Aventerra Apartments	$7,772		7.32%	Dec-2006	100%
Las Olas River House	23,034		7.47%	Jul-2007	100%
Merritt 8 (1)	900	(2)	4.53%	Jul-2023	100%
Orlando Central Park	3,314		7.32%	Apr-2007	100%

	$35,020

(1)	Property is classified as held for sale at September 30, 2006.

(2)	Represents a guaranty of 5% of the loan amount. The remainder of the loan amount is included in Non-recourse Mortgage Debt above.

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

					Tarragon’s
	Commitment	Balance at	Interest Rate at		Interest in
Project	Amount	September 30, 2006	September 30, 2006	Maturity Date	Profits
1000 Jefferson	$77,000	$36,594	7.07%	Jan-2008	70%
1100 Adams	24,395	23,618	7.12%	Apr-2007	85%
1118 Adams	14,100	14,100	7.32%	Dec-2006	85%
Deerwood Ocala	22,125	16,824	7.07%	Aug-2007	50%
Gateway Apartments	22,950	2,416	7.22%	Jul-2009	100%
Newbury Village	19,278	19,278	7.07%	Dec-2006	100%
One Hudson Park	63,325	31,609	7.17%	Jun-2007	100%
Twelve Oaks at Fenwick Plantation	6,936	6,936	7.32%	Dec-2006	100%
Warwick Grove	10,000	9,257	7.52%	Sep-2008	50%

	$260,109	$160,632

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

						Tarragon’s
	Commitment	Balance at		Interest Rate at		Interest in
Project	Amount	September 30, 2006		September 30, 2006	Maturity Date	Profits
210 Watermark	$34,100	$34,100		7.92%	Nov-2007	100%
Ballantrae	41,300	41,300	(1)(11)	7.92%	Apr-2007	100%
Bermuda Island	36,754	36,754	(5)	7.47%	Dec-2007	100%
Bishops Court	8,682	8,682	(9)	7.97%	Sep-2008	100%
Cordoba Beach Park	1,369	1,369	(12)	8.02%	May-2007	100%
Gables Floresta	74,400	74,400		7.82%	Jul-2008	100%
Madison at Park West	22,627	22,627	(2)(11)	7.57%	Dec-2006	100%
Mirabella	29,948	29,948	(3)(4)	8.02%	Jul-2007	100%
Monterra at Bonita Springs	42,125	42,125	(5)(11)	7.32%	Oct-2006	100%
Montreux at Deerwood	8,187	8,187	(9)	7.97%	Sep-2008	100%
Northgate	21,815	21,815	(10)	7.67%	Apr-2008	100%
Oxford Place	8,384	8,384	(5)	8.07%	Aug-2007	100%
Promenade at Reflection Lakes	51,200	51,200	(8)(11)	7.92%	Mar-2007	100%
The Quarter at Ybor City	7,387	7,387	(11)	8.02%	May-2007	100%
The Tradition at Palm Aire	32,000	32,000	(6)	8.27%	Aug-2007	100%
Via Lugano	54,500	54,500	(7)(11)	7.57%	Nov-2006	100%
Vista Grande	42,000	42,000	(5)	8.07%	Aug-2007	100%

	$516,778	$516,778

(1)	Includes $36.3 million of non-recourse debt.

(2)	Includes $20.5 million of non-recourse debt.

(3)	Includes $17.4 million of non-recourse debt.

(4)	Interest rate is blended rate for two loans.

(5)	This loan is non-recourse.

(6)	Includes $24 million of non-recourse debt.

(7)	Includes $50.2 million of non-recourse debt.

(8)	Includes $47.2 million of non-recourse debt.

(9)	These amounts are allocations of one loan.

(10)	Includes $6.8 million of non-recourse debt.

(11)	In October 2006, we entered into an agreement with the lender of these six loans under which the loans will be cross-collateralized and cross-defaulted and will be secured by a single amended and restated mortgage instrument. Additionally, the maturities of each loan have been extended to November 2008. Tarragon has guaranteed repayment of up to $15 million of the aggregate indebtedness under the six loans, and the indebtedness is otherwise non-recourse.

(12)	This loan was paid in full in October 2006.

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

						Tarragon’s
	Commitment	Balance at		Interest Rate at		Interest in
Project	Amount	September 30, 2006		September 30, 2006	Maturity Date	Profits
Alexandria Pointe	$1,411	$1,411		8.32%	Jun-2007	40%
Stone Crest	5,790	1,951		7.22%	Jul-2008	100%
Trio	13,500	13,500		7.47%	Apr-2007	100%
The Exchange	6,300	6,300	(2)	7.57%	Nov-2006	100%
Villas at Seven Dwarfs Lane	1,097	1,097	(1)	7.82%	Oct-2007	100%
Warwick Grove	3,564	3,564		7.52%	Sep-2008	50%

	$31,662	$27,823

(1)	This loan was repaid in October 2006.

(2)	An extension of this loan is in process.
Land Loans. When we acquire land for future development or sale, we sometimes finance the acquisitions with land loans. Generally, one of our subsidiaries or a joint venture will incur the loan, and we will guarantee the repayment of the loan. The following table summarizes the material terms of our land loans. These loans are guaranteed by Tarragon.

				Tarragon’s
	Balance at	Interest Rate at		Interest in
Project	September 30, 2006	September 30, 2006	Maturity Date	Profits
Coventry Club	$8,600	7.32%	Nov-2007	100%
100 East Las Olas	4,125	9.25%	Mar-2007	100%
Central Square	11,250	7.42%	Jul-2007	100%
Uptown Village	7,611	7.42%	Sep-2007	100%

	$31,586

Other Recourse Debt. We also have other recourse debt with an aggregate balance of $9.5 million at September 30, 2006.

Sources and Uses of Cash
The following table presents major sources and uses of cash for the three and nine months ended September 30, 2006 and 2005.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
		Restated		Restated
Sources of cash:
Net proceeds from home sales	$49,919	$81,730	$143,080	$124,958
Net proceeds from the sale of real estate
Investment Division	7,922	29,757	26,340	47,088
Homebuilding Division	1,567	—	1,567	22,368
Net proceeds (payments) related to financings and other borrowings Investment Division	3,626	12,054	21,219	44,929
Homebuilding Division	243	400,993	18,717	416,124
Lines of credit	(752)	(17,724)	17,132	(3)
Subordinated unsecured notes	—	25,000	58,158	63,752
Other corporate debt	(268)	(244)	(788)	(2,137)
Net cash flow from property operations	(1,846)	(1,773)	5,679	13,737
Other:
Sale of partnership interests	9,135	—	9,135	—
Proceeds from the exercise of stock options	335	35	761	5,973
Earnest money deposits received	—	783	—	783

Total sources of cash	69,881	530,611	301,000	737,572

Uses of cash:
Purchase of homebuilding inventory or land for development	(18,058)	(458,938)	(90,892)	(505,895)
Development and renovation costs, net of borrowings	(48,522)	(22,449)	(120,415)	(73,737)
Advances to partnerships and joint ventures for homebuilding activities	(9,205)	(13,605)	(24,472)	(29,856)

Cash used in homebuilding activities	(75,785)	(494,992)	(235,779)	(609,488)

Purchase of Investment Division apartment communities	—	(655)	—	(42,118)
Capital improvements to real estate	(5,018)	(1,740)	(7,159)	(5,436)
Other:
Stock repurchases	(1,256)	(5,146)	(16,689)	(6,384)
General and administrative expenses paid	(6,557)	(1,271)	(25,649)	(16,015)
Income taxes (paid) refunded	7,481	(2,989)	(1,409)	(11,692)
Dividends to stockholders	(201)	(225)	(3,436)	(687)
Distributions to minority partner of consolidated partnership	(6,574)	(1,368)	(10,421)	(1,823)
Buyout of minority partners	—	(4,850)	(1,710)	(21,850)
Premium paid on convertible notes	—	(4,340)	—	(4,340)
Interest paid on corporate debt	(3,396)	(2,427)	(8,102)	(4,893)
Other	(349)	(699)	(584)	160

Total uses of cash	(91,655)	(520,702)	(310,938)	(724,566)

Net sources (uses) of cash	$(21,774)	$9,909	$(9,938)	$13,006

Cash Flows. For the nine months ended September 30, 2006, our net cash used in operating activities was $245 million compared to $224.7 million for the nine months ended September 30, 2005. This increase in cash used is primarily due to a decrease in cash received from home sales.
For the nine months ended September 30, 2006, our net cash used in investing activities was $1.1 million compared to $62 million for the same period of 2005. During the first nine months of 2005, we acquired two rental apartment communities for $39.7 million, the cash portion of which was $16 million. In the first quarter of 2005, we also paid cash of $7 million to a minority partner in connection with the acquisition of his interests in two condominium development projects and one tract of land. Also in the first quarter of 2005, we paid $5 million to a minority partner in exchange for interests in certain joint venture condominium projects. In the second quarter of 2005, we paid $5 million to a minority partner in exchange for interests in a rental apartment community. In the third quarter of 2005, we paid $4.9 million to minority partners in exchange for interests in two rental apartment communities.
For the nine months ended September 30, 2006, our net cash provided by financing activities decreased to $236.2 million from $299.6 million for the nine months ended September 30, 2005. The decrease is primarily related to a decrease in borrowings associated with acquisitions of rental properties and homebuilding inventory.
On March 15, 2006, we announced a cash dividend of $.10 per common share payable on May 1, 2006, to stockholders of record on April 10, 2006.
Contractual Commitments. The following table summarizes information regarding contractual commitments.

	Three Months
	Ending December 31,
	2006	2007	2008	2009	2010	Thereafter	Total
Scheduled principal payments on debt (1)	$111,752	$312,173	$389,359	$139,335	$33,293	$591,000	$1,576,912
Operating leases	470	1,873	1,864	1,368	1,176	7,199	13,950
Commitments to purchase real estate for homebuilding activities	41,680	—	—	—	—	—	41,680

	153,902	314,046	391,223	140,703	34,469	598,199	1,632,542

Guaranteed debt of unconsolidated partnerships and joint ventures	3,900	39,158	22,787	—	—	—	65,845

	$157,802	$353,204	$414,010	$140,703	$34,469	$598,199	$1,698,387

(1)    Scheduled principal payments reflect an October 2006 agreement with a lender to extend the maturity on six loans to November 2008.
Of the loans maturing in 2006, $19.3 million may be extended for one year. Of the loans maturing in 2007, $8.6 million may be extended for six months, $87.7 million may be extended one year, and $3.3 million may be extended two years. Of the loans maturing in 2008, $36.6 million may be extended for six months and $23.8 million for one year. We intend to extend or repay these loans primarily through home sales or refinancings. We believe we can arrange such new financing as may be needed to repay maturing loans.
Commitments to purchase real estate for homebuilding activities include the purchase of a tract of land for the development of a 288 unit apartment community which closed in October 2006 for a purchase price of $3.2 million. Of the remaining $38.5 million in commitments, $23 million relates to land for two development projects with aggregate deposits of $1.7 million that would be forfeited if we elected not to close the transactions. Additionally, $15.5 million relates to a tract of land and existing warehouse for a mixed use development. This project is subject to certain governmental approvals which must be obtained before the purchase can be consummated. We have made total deposits of $500,000 which are refundable only if governmental approvals are not obtained by November 29, 2006.

Off-Balance Sheet Arrangements
We guarantee debt of certain joint ventures. We have guaranteed two construction loans and three land loans totaling $65.8 million as of September 30, 2006. One land loan, totaling $3.9 million, matures in 2006 and has a six-month extension option. The remaining two land loans, totaling $8.4 million, mature in 2007 and have six-month extension options. A $30.7 million construction loan matures in 2007 and has a six-month extension option. The remaining construction loan has a balance of $22.8 million, matures in 2008, and has a six-month extension option.
Critical Accounting Policies and Estimates
Accounting estimates are an integral part of the preparation of our consolidated financial statements and our financial reporting process and are based on our current judgments. Certain accounting estimates are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting these estimates may differ from our current judgments. The most significant accounting policies affecting our consolidated financial statements are discussed under the caption “Critical Accounting Policies and Estimates” beginning on page 64 of our Annual Report on Form 10-K for the year ended December 31, 2005.
Recently Adopted Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payments.” SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes the Accounting Principles Board’s Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS No. 123 established a fair-value-based method of accounting for share-based payment transactions with employees. However, it permitted companies the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to the financial statements disclosed the proforma effects of implementing the fair-value-based method. SFAS No. 123(R) requires that compensation cost relating to share-based payment transactions be recognized in financial statements. The cost is measured based on the fair value of the equity or liability instruments issued. Effective January 1, 2006, we adopted SFAS No. 123(R). The adoption of SFAS No. 123(R) had no impact on our 2006 consolidated financial statements as all options accounted for under APB No. 25 were fully vested and amortized prior to January 1, 2006.
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
In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” to increase consistency and comparability in fair value measurements. SFAS No. 157 creates a single definition of fair value, emphasized fair value as a market-based measurement, establishes a framework for measuring fair value, and enhances disclosure requirements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS No. 157 to our financial position and results of operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in interest rates that may adversely affect our financial position, results of operations, and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage this exposure through our regular operating and financing activities. Other than the derivatives discussed above, there have been no material changes to our market risk since December 31, 2005. See ITEM 7. “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” on page 66 of our Annual Report on Form 10-K.
As of September 30, 2006, we have four interest rate caps with a fair value of $547,000 on $167.5 million of variable rate debt. A 100 basis point (1%) increase in LIBOR on which the rates are based would increase the fair value of the caps and our pre-tax earnings by $616,000 but would have no impact on our cash flows. A 100 basis point (1%) decrease in LIBOR would decrease the fair value of the caps and our pre-tax earnings by $202,000 but would have no impact on our cash flows.
As of September 30, 2006, we have an interest rate swap agreement with a fair value of ($126,000) on $60 million of variable rate debt. We are accounting for this derivative as a hedge, and, therefore, changes in its fair value are recorded to other comprehensive income (loss) and do not affect earnings. A 100 basis point (1%) increase in LIBOR would increase the fair value of the swap by $575,000, and a 100 basis point (1%) decrease in LIBOR would decrease the fair value of the swap by $603,000. The impact on cash flows of the changes in fair value of the swap are offset by the impact on cash flows of changes in the variable rate interest on the hedged transaction.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures to ensure the information required to be disclosed by the Company, including its consolidated entities, in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed in the reports it files or submits under the Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2006.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On September 30, 2006, Tarragon issued 616,667 shares of 10% cumulative preferred stock, liquidation value $12.00, and 668,096 shares of common stock, to The Rohdie Family LLC (the “Rohdie LLC”) in connection with the exercise by the Rohdie LLC of its rights to convert its Class A Member Units and Class B Member Units of Tarragon Development Company, LLC (“TDC”), pursuant to the terms of the Limited Liability Company Agreement of TDC dated February 2000. The shares of common stock and shares of preferred stock issued to the Rohdie LLC are exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof. The managing member of the Rohdie LLC is Robert C. Rohdie, President and Chief Executive Officer of Tarragon Development Corporation, a wholly owned subsidiary of Tarragon, and a member of Tarragon’s Board of Directors since February 2000.
Share Repurchase Program. On March 6, 2006, our board of directors authorized the repurchase of up to an additional 1,000,000 shares of our common stock pursuant to our existing share repurchase program. With this additional authority, our board has approved the repurchase of an aggregate of up to 2,500,000 shares under the program implemented in September 2001. The share repurchase program has no expiration date. Through September 30, 2006, we had repurchased 2,427,712 shares of our common stock pursuant to this repurchase program. The following table presents shares repurchased during the three months ended September 30, 2006.

			Total Number of	Maximum Number of
	Total Number of	Weighted	Shares Repurchased	Shares that May Yet
	Shares	Average Price	as Part of Publicly	Be Repurchased
Period	Repurchased	Paid per Share	Announced Program	Under the Program
July 1 thru July 31, 2006	—	$—	—
August 1 thru August 31, 2006	53,259	10.47	53,259
September 1 thru September 30, 2006	63,600	10.88	63,600

Total	116,859	$10.69	116,859	72,288

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 6. EXHIBITS
(a) Exhibits:

3.1	Articles of Incorporation of Tarragon Realty Investors, Inc. (incorporated by reference to Appendix C to the Proxy Statement/Prospectus filed as part of Registration Statement No. 333-25739 on Form S-4, filed April 24, 1997).

3.2	Certificate of Amendment to the Articles of Incorporation of Tarragon Corporation as filed with and approved by the Secretary of State of Nevada on June 17, 2004 (incorporated by reference to Exhibit 3.10 to Form 8-K filed June 23, 2004).

3.3	Certificate of Designation of Preferences and Relative Participating or Optional or Other Special Rights and Qualification, Limitations or Restrictions thereof of 10% Cumulative Preferred Stock of Tarragon Realty Investors, Inc., as filed with and approved by the Secretary of State of Nevada on May 1, 2000 (incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-31424 on Form S-4, filed March 1, 2000).

3.4	Bylaws of Tarragon Realty Investors, Inc. (incorporated by reference to Appendix D to the Proxy Statement/Prospectus filed as part of Registration Statement No. 333-25739 on Form S-4, filed April 24, 1997).

10.1	Incentive Compensation Plan (incorporated by reference to Appendix II to the Company’s 2006 Proxy Statement, filed April 28, 2006).

10.2 *	Mortgage Consolidation and Spreader Agreement with Barclays Capital Real Estate, Inc.

10.3 *	Amended and Restated Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Agreement with Barclays Capital Real Estate, Inc.

31.1*	Rule 13a-14(a) certification by William S. Friedman, chief executive officer.

31.2*	Rule 13a-14(a) certification by Erin D. Pickens, executive vice president and chief financial officer.

32.1*	Section 1350 certifications by William S. Friedman, chief executive officer, and Erin D. Pickens, executive vice president and chief financial officer.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARRAGON CORPORATION
Date: November 9, 2006	By:	/s/William S. Friedman
William S. Friedman
Chief Executive Officer, Director, and Chairman of the Board of Directors

Date: November 9, 2006	By:	/s/Erin D. Pickens
Erin D. Pickens
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 9, 2006	By:	/s/Stephanie D. Buffington
Stephanie D. Buffington
Director of Financial Reporting (Principal Accounting Officer)

TARRAGON CORPORATION
INDEX TO EXHIBITS

EXHIBIT 3.1	Articles of Incorporation of Tarragon Realty Investors, Inc. (incorporated by reference to Appendix C to the Proxy Statement/Prospectus filed as part of Registration Statement No. 333-25739 on Form S-4, filed April 24, 1997).

EXHIBIT 3.2	Certificate of Amendment to the Articles of Incorporation of Tarragon Corporation as filed with and approved by the Secretary of State of Nevada on June 17, 2004 (incorporated by reference to Exhibit 3.10 to Form 8-K filed June 23, 2004).

EXHIBIT 3.3	Certificate of Designation of Preferences and Relative Participating or Optional or Other Special Rights and Qualification, Limitations or Restrictions thereof of 10% Cumulative Preferred Stock of Tarragon Realty Investors, Inc., as filed with and approved by the Secretary of State of Nevada on May 1, 2000 (incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-31424 on Form S-4, filed March 1, 2000).

EXHIBIT 3.4	Bylaws of Tarragon Realty Investors, Inc. (incorporated by reference to Appendix D to the Proxy Statement/Prospectus filed as part of Registration Statement No. 333-25739 on Form S-4, filed April 24, 1997).

EXHIBIT 10.1	Incentive Compensation Plan (incorporated by reference to Appendix 11 to the Company’s 2006 Proxy Statement, filed April 28, 2006).

EXHIBIT 10.2 *	Mortgage Consolidation and Spreader Agreement with Barclays Capital Real Estate, Inc.

EXHIBIT 10.3 *	Amended and Restated Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Agreement with Barclays Capital Real Estate, Inc.

EXHIBIT 31.1*	Rule 13a-14(a) certification by William S. Friedman, chief executive officer.

EXHIBIT 31.2*	Rule 13a-14(a) certification by Erin D. Pickens, executive vice president and chief financial officer.

EXHIBIT 32.1*	Section 1350 certifications by William S. Friedman, chief executive officer, and Erin D. Pickens, executive vice president and chief financial officer.

*	Filed herewith