Form 10-K/A
period 2005-12-31
TARRAGON CORP
filed 2006-11-13
CIK 1038217

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
AMENDMENT NO. 1
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
Commission File Number 0-22999
Tarragon Corporation
(Exact name of registrant as specified in its charter)

Nevada	94-2432628

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

423 West 55th Street, 12th Floor, New York, NY	10019

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (212) 949-5000
Securities registered pursuant to Section 12 (b) of the Act:

Title of each class Common Stock, $.01 par value	Name of each exchange on which registered The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12 (g) of the Act:
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
      As of November 1, 2006, there were 28,490,203 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Proxy Statement filed with the Securities and Exchange Commission for Registrant’s 2006 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

EXPLANATORY NOTE
As previously reported on a Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on August 23, 2006, after management’s review of the relevant accounting literature and consultation with the Company’s independent accountants, the Audit Committee of the Board of Directors of the Company concluded that accounting for the Company’s investment in Ansonia Apartments, LP (“Ansonia”) should be changed. This change relates only to the interpretation of existing accounting literature and does not involve new facts or circumstances.
Ansonia is a partnership in which the Company owns a majority noncontrolling equity interest. Historically, the Company used the equity method to account for its investment in Ansonia. However, the Audit Committee decided the Company should consolidate Ansonia in accordance with the Financial Accounting Standards Board’s Interpretation 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). Accordingly, the Company is restating its financial statements and other financial information for the years and for each of the quarters in the years 2005 and 2004 and for the first quarter of 2006.
This amendment (the “Amendment”) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”) is being filed to effect the restatement described above. In accordance with Rule 12b-15, this Amendment sets forth the complete text of each item amended, as well as all other items contained in the 2005 Form 10-K. This amendment amends Items 1, 1A, 2, 6, 7, 7A, 8, and 9A of the 2005 Form 10-K. This Amendment also includes Item 15 to the 2005 Form 10-K to file the certifications required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, and to file as an exhibit the financial statements of one joint venture. Except as noted, this Amendment speaks as of the original filing date and has not been updated to reflect every event occurring subsequent to the original filing date. The following Items have not been amended but have been included with this filing for ease of reference: Items 3, 4, 5, 9, 10, 11, 12, 13 and 14.

Forward-Looking Statements
This Annual Report on Form 10-K/A (Amendment No.1) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements are based on our current expectations, estimates, forecasts, and projections about the industries in which we operate, our beliefs, and assumptions that we have made based on our current knowledge. In addition, other written or oral statements that constitute forward-looking statements may be made by or on behalf of us. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and/or variations of such words and similar expressions are intended to identify our forward-looking statements. These statements are not guarantees of future performance and involve many risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual outcomes and results may be materially different from what is expressed or forecast in our forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.
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

PART I
ITEM 1. BUSINESS
We are a real estate homebuilder and developer with over 30 years of experience in the real estate industry. During 2005, we delivered 3,343 homes with an average price of $263,000 per home. At December 31, 2005, we had 46 residential communities with 8,006 homes or home sites in inventory or under development in six states. On that date, we had a backlog of signed contracts for 1,794 homes valued at more than $427 million. Pursuant to a strategic plan announced in March 2005, we sold 16 investment properties in 2005 and had 14 investment properties classified as held for sale at December 31, 2005. As a result of these transactions, we reduced our consolidated investment real estate holdings to $476.2 million at December 31, 2005 from $588.9 million at December 31, 2004.
Corporate History
We were incorporated in Nevada on April 2, 1997. We are the successor by merger to Vinland Property Trust, a public real estate investment trust formed in 1973, and National Income Realty Trust, a public real estate investment trust that began operations in 1978. We were managed by outside advisors until 1998, when we acquired our then advisor, Tarragon Realty Advisors, Inc. Beginning in 1995, we began to develop new rental apartment communities in Texas and later in Florida, Georgia, Tennessee, South Carolina, Alabama, and Connecticut. In 1998, we started our first conversion of an apartment property to condominiums. In 2000, we acquired the land and commenced the approval process for our first high-rise development, Las Olas River House in downtown Fort Lauderdale, Florida. The following year, we began planning for and acquired the Upper Grand development in Hoboken, New Jersey, which now encompasses 14 blocks and over 2,000 homes completed, under development, or planned. Since 2001, almost all of our capital and efforts have been devoted to expanding our homebuilding activities.
On July 1, 2004, we changed our name to Tarragon Corporation from Tarragon Realty Investors, Inc. This change was intended to reflect our move away from traditional real estate investment and our growing involvement in the development and marketing of urban high-density residential communities.
Business Operations
Our business focus is our homebuilding operation, which develops, renovates, builds, and markets homes in high-density, urban locations and in master-planned communities. We have also operated a second segment, the Investment Division, which owns and operates residential and commercial rental properties, including almost 5,400 rental apartments we developed. During 2005, we sold 16 Investment Division properties and had 14 properties classified as held for sale at December 31, 2005. In the future, we intend to build or acquire additional rental properties only for sale on completion and lease-up, for conversion to condominiums, or in unconsolidated joint ventures in which our partner invests substantially all capital required to consummate the purchase and any planned improvements.
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
Investment Division
In March 2005, our board of directors announced a plan to divest our Investment Division assets. Through December 31, 2005, we had sold 16 properties with 2,583 apartments and 360,000 square feet of commercial space. At December 31, 2005, our Investment Division portfolio included 8,777 apartments in 40 stabilized communities located primarily in Florida, Connecticut, and Texas. Of these properties, five communities with 948 apartments were held for sale at December 31, 2005. Since 1995, we have developed nearly 5,400 new market-rate apartments in 17 communities for our investment portfolio, and 2,231 of these apartments have been targeted for conversion to condominiums for sale and transferred to the Homebuilding Division. Our Investment Division also included commercial and retail properties with a book value of $52.8 million at December 31, 2005, of which three properties with an aggregate book value of $10.7 million and an aggregate sales price of $16.4 million have been sold or are under contract to be sold in 2006.
Funds generated by the operation, sale, or refinancing of our Investment Division portfolio have been used to finance the expansion of our homebuilding operations and, to a much lesser extent, to enhance the value of our investment portfolio through consistent capital improvements.
Acquisitions and Dispositions
During 2003, 2004, and 2005, we purchased three apartment communities for investment. In 2005, we sold 16 investment properties and have 14 investment properties classified as held for sale at December 31, 2005. Please see the discussion under “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Consolidated Results of Operations” for information about sales of properties during the past three years.
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
Eileen Swenson heads the Investment Division. Ms. Swenson, a Certified Property Manager, has been in the northeast multi-family property management industry for over 20 years. The Northeast and Southeast regional leaders, with a combined 40 years of multi-family experience, report to her. They, in turn, have several regional property managers who are responsible for portfolios of six to eight properties each. In addition, we use independent management firms to manage our rental apartment properties located in the southwest where we do not have a sufficient number of communities and/or apartments to warrant a satellite office, and for our commercial properties.

Rental Apartment Joint Ventures
In 1997 and 1998, we acquired 11 properties in Connecticut with partners who had identified and, in some cases, contracted to purchase these properties. Between 2001 and 2005, we formed six joint ventures with parties who controlled sites with desirable locations which resulted in the development of 1,644 rental apartments. We have purchased our partners’ interests in four of these properties. We currently have three rental apartment joint ventures all of which are consolidated, including Ansonia Apartments, L.P., which owns 25 rental properties, located principally in Connecticut and Florida.
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
Other Information
Tarragon’s common stock is traded on the NASDAQ National Market System under the symbol “TARR.” Our principal executive offices are located at 423 West 55th Street, 12th Floor, New York, New York 10019, and our telephone number is 212-949-5000.
We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other information with the SEC. In addition, our directors, executive officers and certain stockholders file reports with the SEC pursuant to Section 16 of the Securities Exchange Act of 1934. These SEC filings are available to the public over the Internet at the SEC’s web site at http://www.sec.gov.
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

ITEM 1A. RISK FACTORS
Risks Related to Tarragon
Risks Related to Our Capital Structure
Our substantial indebtedness and high leverage could adversely affect our financial health and prevent us from fulfilling our obligations.
We have substantial indebtedness and debt service requirements. As of December 31, 2005:
•	our total consolidated indebtedness was $1.4 billion; and

•	our total indebtedness in unconsolidated partnerships and joint ventures was $114 million.
Our high degree of leverage could have important consequences, including the following:
•	a substantial portion of our cash flow from operations is dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available to us for other purposes;

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions, or general corporate or other purposes may be impaired in the future;

•	certain of our borrowings are and will continue to be at variable rates of interest, which will expose us to the risk of increased interest rates; and

•	it may limit our flexibility to adjust to changing economic or market conditions, reduce our ability to withstand competitive pressures and make us more vulnerable to a downturn in general economic conditions.
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
As of December 31, 2005, we had outstanding options to purchase approximately 2.7 million shares of our common stock and share appreciation rights covering an additional 97,152 shares under our equity participation plans to our directors, officers, key employees, and consultants and had approximately 1.7 million shares available for future grant. Additionally, at December 31, 2005, our senior convertible notes were convertible into 469,771 shares of our common stock. The exercise of outstanding options or the future issuance of options (and the exercise of those options) or restricted stock or the conversion of these interests would dilute the beneficial ownership of existing holders of our common stock.

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
Risks Related to Our Homebuilding Business
We are subject to risks associated with construction and development.
Construction and development activities, with respect to both for-sale and rental communities, entail a number of risks, including the following:
•	we may abandon a project after spending funds, and devoting management resources in determining its feasibility or obtaining regulatory clearance;

•	opposition from local community or political groups may oppose development or construction at a particular site resulting in delays or abandonment of a project;

•	we may not be able to obtain, or may be delayed in obtaining, necessary zoning, occupancy, and other required governmental permits and authorizations;

•	we may not be able to obtain sufficient financing on favorable terms, if at all;

•	construction costs may materially exceed our original estimates;

•	we may encounter shortages of lumber or other construction materials, shortages of labor, labor disputes, unforeseen environmental or engineering problems, work stoppages, or natural disasters which could delay construction and result in substantial cost overruns;

•	we may not complete construction and lease up on schedule; and

•	buyers may be unable to close purchases as agreed.

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
As of December 31, 2005, we had approximately $760.2 million of variable rate debt. On that date, our unconsolidated partnerships and joint ventures had an additional $93.4 million of variable rate debt. We may incur additional variable rate indebtedness in the future. Accordingly, increases in interest rates could materially increase our interest expense, which could adversely affect our results of operations and financial condition.
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
Our rental apartment communities at December 31, 2005, included 40 consolidated properties with 8,777 units (including five properties with 948 units classified as held for sale). We also owned ten consolidated commercial properties, all but one of which were classified as held for sale. Information about our rental apartment communities is presented in the table below entitled “Rental Apartment Communities.”
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
TARRAGON CORPORATION
FOR-SALE COMMUNITIES SUMMARIZED BY MARKET
DECEMBER 31, 2005

	Number	Number of
	of	Homes or	Percentage of
Market	Communities	Home Sites	Total
Florida	32	5,865	73%
Texas	1	316	4%
New Jersey	8	1,002	13%
New York	1	196	2%
Tennessee	1	21	—
South Carolina	3	606	8%

	46	8,006	100%

TARRAGON CORPORATION
ACTIVE FOR-SALE COMMUNITIES
DECEMBER 31, 2005

		Ownership	Number of		Construction
		Interest If	Remaining Homes or	Costs to	Financing
Community	Location	Joint Venture	Home Sites(1)	Complete(2)	Available(3)
				(in thousands)
210 Watermark	Bradenton, FL		216	$898	$—
900 Monroe	Hoboken, NJ	63%	125	31,520	—	(7)
1100 Adams	Hoboken, NJ	85%	76	8,514	8,514
5600 Collins	Miami Beach, FL		6	241	123
Alexandria Pointe	Deland, FL	40%	84	—	—
Alta Mar	Ft. Myers, FL		131	517	517
Belle Park	Nashville, TN		21	40	40
Bermuda Island	Naples, FL		360	11,270	9,542
Bishop’s Court at Windsor Parke	Jacksonville, FL		324	883	—
Block 88	Hoboken, NJ	70%	220	51,950	—	(7)
Block 99	Hoboken, NJ	55%	217	46,604	—	(4)
The Bordeaux	Orlando, FL		96	91	—
Central Park at Lee Vista	Orlando, FL		210	12	—
Cordoba Beach Park	Tampa, FL		97	31	—
The Exchange	Ft. Lauderdale, FL		87	20,027	—	(5)
The Grande	Orlando, FL	50%	1	—	—
The Hamptons	Orlando, FL	50%	102	56	—
Knightsbridge at Stoneybrooke	Orlando, FL		396	792	—
Las Olas River House	Ft. Lauderdale, FL		40	2,667	—
Lincoln Pointe	Aventura, FL	70%	460	—	—
Lofts on Post Oak	Houston, TX	50%	316	241	241
Madison at Park West	Charleston, SC		244	888	—
Mirabella	Jacksonville, FL		400	583	309
Monterra at Bonita Springs	Bonita Springs, FL		244	1,830	—
Montreux at Deerwood Lake	Jacksonville, FL		237	25	25
One Hudson Park	Edgewater, NJ		168	46,488	44,206
Orchid Grove	Pompano Beach, FL	50%	481	89,689	89,689	(6)
Oxford Place	Tampa, FL		298	516	—
Trio	Palisades Park, NJ		196	50,943	—	(8)
The Quarter at Ybor City	Ybor City, FL		247	227	—
Southampton Pointe	Mt. Pleasant, SC		146	108	—
Southridge Pointe	Deland, FL	40%	18	—	—
Tradition at Palm Aire	Sarasota, FL		248	4,016	—
Twelve Oaks at Fenwick Plantation	Charleston, SC		216	1,078	—
Venetian Bay Village II & III	Kissimmee, FL	56%	2	18	—
Via Lugano	Boynton Beach, FL		364	1,598	—
The Villas at Seven Dwarfs Lane	Orlando, FL		256	16,241	16,241	(6)
Vista Grande	Tampa, FL		378	1,444	—
Warwick Grove	Warwick NY	50%	196	52,703	52,703	(6)
Waterstreet at Celebration	Celebration, FL		1	31	—
Woods of Lake Helen	Lake Helen, FL	40%	70	—	—
Woods of Southridge	Deland, FL	40%	8	—	—
Yacht Club	Hypoluxo, FL		3	383	—
XII Hundred Grand	Hoboken, NJ	50%	—	656	—
XIII Hundred Grand	Hoboken, NJ	50%	—	118	—

			8,006	$445,937	$222,150

(1)	Number of remaining homes or home sites includes both backlog (homes or home sites sold, but not closed) and unsold homes under active development. XII Hundred Grand and XIII Hundred Grand have no remaining residential units, but three commercial units available at XII Hundred Grand and one at XIII Hundred Grand.

(2)	Costs to complete represent estimated construction costs to complete the project. In addition to these costs, we anticipate incurring marketing, advertising, selling commissions and closing costs, and interest.

(3)	Construction financing available represents funds available from construction loans. For the December 31, 2005, loan balances, please see the table below entitled “Loans Secured by Homebuilding Developments.”

(4)	We closed on a $77 million construction loan for this project in January 2006. In April 2006, we acquired 15% interest of one of our partners, increasing our ownership interest to 70%

(5)	We anticipate closing on a construction loan for this project in December 2006.

(6)	These projects have revolving construction loans.

(7)	We anticipate obtaining a construction loan to fund 85% of the costs of this project.

(8)	We anticipate closing on a construction loan for this project in November 2006.

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
We began construction of Deerwood in the second quarter of 2005, and construction is expected to be complete in December 2006.
We began construction in May 2004, began leasing apartments at Newbury Village in July 2005, and construction was substantially complete at January 2006. Physical occupancy as of December 31, 2005, was 11%.

TARRAGON CORPORATION
RENTAL APARTMENT COMMUNITIES
DECEMBER 31, 2005

					Year Ended December 31,		As of December 31,
					2005	2004	2005	2004	2005
		Ownership
		Interest If		Age	Average	Average	Average	Average	Net
		Joint	Number of	In	Physical	Physical	Monthly	Monthly	Carrying
Community	Location	Venture	Apartments	Years	Occupancy	Occupancy	Rent/Unit(1)	Rent/Unit(1)	Value
Properties Held for Investment
200 Fountain	New Haven, CT	89%	168	40	87.9%	75.7%	$1,033	$1,034	$15,947
278 Main Street (3)	West Haven, CT	89%	99	17	85.3%	—	725	—	6,106
Autumn Ridge	East Haven, CT	89%	116	32	95.0%	92.4%	642	634	1,729
Aventerra Apartment Homes (2)	Dallas, TX		296	31	85.9%	81.0%	603	566	6,116
Club at Danforth	Jacksonville, FL	89%	288	8	95.5%	93.1%	879	842	13,846
Desert Winds	Jacksonville, FL		152	33	99.2%	98.9%	629	617	1,777
Dogwood Hills	Hamden, CT	89%	46	33	96.4%	92.6%	1,064	1,050	2,344
Forest Park	Rocky Hill, CT	89%	161	38	93.8%	92.4%	923	910	8,473
French Villa	Tulsa, OK		100	34	96.3%	94.0%	660	651	2,455
Groton Towers	Groton, CT	89%	114	32	95.0%	93.4%	926	914	4,389
Gull Harbor	New London, CT	89%	65	31	95.3%	96.6%	749	737	1,449
Hamden Centre	Hamden, CT	89%	65	35	95.0%	92.7%	928	911	2,633
Harbour Green	Panama City Beach, FL		200	8	97.5%	97.9%	873	836	9,578
Heather Hill	Temple Hills, MD	89%	459	39	94.4%	95.0%	980	948	10,930
Lakeview	Waterbury, CT	89%	88	17	93.2%	92.6%	814	805	2,727
Liberty Building	New Haven, CT	89%	124	6	96.3%	93.0%	1,069	1,059	7,324
Links at Georgetown	Savannah, GA	89%	360	6	89.1%	93.9%	831	828	20,342
Lofts at the Mills (3)	Manchester, CT	89%	411	16	65.3%	—	792	—	35,071
Mustang Creek	Arlington, TX		120	31	90.5%	94.1%	857	894	3,405
Nutmeg Woods	New London, CT	89%	382	35	92.8%	94.1%	862	850	15,277
Ocean Beach	New London, CT	89%	455	33	92.1%	93.9%	720	709	13,020
Park Dale Gardens	Dallas, TX		224	30	82.1%	91.2%	587	613	1,810
Parkview	Naugatuck, CT	89%	160	34	92.7%	94.7%	977	966	6,072
River City Landing	Jacksonville, FL	89%	352	40	94.7%	92.5%	650	634	11,101
Sagamore Hills	Middletown, CT	89%	212	37	92.5%	94.2%	799	790	7,550
Silver Creek	Jacksonville, FL		152	33	98.7%	99.1%	657	657	1,753
Southern Elms	Tulsa, OK		78	37	91.5%	88.8%	567	573	1,302
Summit on the Lake	Ft. Worth, TX		198	19	92.9%	92.6%	555	567	3,733
Villa Tuscany	Orlando, FL	89%	342	4	96.2%	95.2%	861	814	24,828
Vintage at Legacy	Frisco, TX	89%	320	6	94.0%	92.4%	911	908	24,167
Vintage at Madison Crossing	Huntsville, AL	89%	178	3	95.2%	93.0%	766	753	10,164
Vintage at Plantation Bay	Jacksonville, FL	89%	240	4	94.9%	92.9%	920	907	13,406
Vintage at the Parke	Murfreesboro, TN	89%	278	4	90.4%	93.1%	787	804	15,547
Vistas at Lake Worth	Ft. Worth, TX		265	7	92.4%	92.5%	656	690	13,271
Woodcliff Estates	East Hartford, CT	89%	561	36	95.7%	91.8%	790	779	18,840

Subtotals/Averages			7,829	19	91.6%	92.7%	$799	$790	$338,482

TARRAGON CORPORATION
RENTAL APARTMENT COMMUNITIES
DECEMBER 31, 2005

					Year Ended December 31,		As of December 31,
					2005	2004	2005	2004	2005
		Ownership
		Interest If		Age	Average	Average	Average	Average	Net
		Joint	Number of	In	Physical	Physical	Monthly	Monthly	Carrying
Community	Location	Venture	Apartments	Years	Occupancy	Occupancy	Rent/Unit(1)	Rent/Unit(1)	Value
Properties Held for Sale
Bayfront	Houston, TX		200	34	91.4%	91.9%	$644	$650	$2,477
The Brooks	Addison, TX		104	36	93.7%	93.2%	586	595	2,455
Fountainhead (4)	Kissimmee, FL		184	17	95.2%	93.5%	796	769	7,010
Meadowbrook	Baton Rouge, LA		200	37	93.5%	93.4%	522	519	1,595
Woodcreek	Jacksonville, FL		260	30	93.4%	90.4%	681	660	4,039

Subtotals/Averages			948	27	93.4%	92.3%	652	642	17,576

Totals/Averages – All Rental Apartments			8,777	20	91.8%	91.9%	$783	$777	$356,058

(1)	Average monthly rent is defined as total possible rent (actual rent for leased apartments and asking rent for vacant apartments) for the month of December divided by number of units.

(2)	This property was transferred to the Investment Division from the Homebuilding Division after January 1, 2004. Physical occupancy as of December 31, 2005 was 91.6%.

(3)	Average physical occupancy for the year ended December 31, 2004, and average monthly rent per unit as of December 31, 2004, for the Investment Division Apartments and All Rental Apartments exclude 278 Main Street and Lofts at the Mills Apartment Homes because these properties were acquired in February 2005.

(4)	This property was sold in January 2006.

TARRAGON CORPORATION
LOANS SECURED BY HOMEBUILDING DEVELOPMENTS
DECEMBER 31, 2005
(Dollars in Thousands)

	Balance	Stated Interest			Maturity	Balance Due at
Name of Property	Dec. 31, 2005	Rate (3)			Date	Maturity

Consolidated Rental Apartment Developments
1118 Adams	$14,100	6.39%	(1)		Dec-06	$14,100
1118 Adams	1,424	—	(2)		Sep-26	—
Cason Estates	12,799	6.19%	(1	)(14)	Nov-06	12,799
Deerwood Ocala	2,160	5.50%	(2)		Aug-15	2,160
Deerwood Ocala	4,489	6.14%	(1)		Aug-07	4,489
Newbury Village	16,668	6.14%	(1)		Dec-06	16,668

	51,640	6.02%	(4)			50,216

Consolidated For-Sale Communities
100 East Las Olas	4,125	8.25%	(1)		Mar-07	4,125
1100 Adams	14,918	6.19%	(1)		Apr-07	14,918
210 Watermark	34,100	6.99%	(1)		Nov-07	34,100
5600 Collins	877	7.25%	(1	) (7)	May-06	877
Alexandria Pointe	1,971	7.39%	(1)		Jun-07	1,971
Alta Mar	19,063	6.39%	(1	)(12)	Nov-06	19,063
Belle Park	463	6.59%	(1	)(12)	Sep-07	463
Bermuda Island	35,458	6.54%	(1)		Dec-07	35,458
Bishops Court at Windsor Parke	17,718	7.56%	(2	)(13)	Oct-09	16,713
Carlyle Towers	4,942	6.96%	(2)		Mar-08	4,724
Carlyle Towers – supplemental mortgage	1,707	7.90%	(2)		Jan-11	1,571
Central Park at Lee Vista	5,769	6.12%	(1)		May-08	5,769
Cordoba Beach Park	16,103	7.09%	(1)		May-07	16,103
Creekwood North	4,689	8.02%	(2)		Aug-10	4,400
Creekwood North – supplemental mortgage	1,185	5.62%	(2)		Dec-13	1,033
The Exchange	6,300	6.64%	(1	)(15)	Nov-06	6,300
Knightsbridge at Stoneybrooke	25,817	6.12%	(1)		May-08	25,817
Lauderdale Lakes	11,250	6.49%	(1)		Jul-07	11,250
Lincoln Pointe	40,000	7.34%	(1	)(8)	Jun-06	40,000
Madison at Park West	25,500	6.64%	(1	)(16)	Dec-06	25,500
Mirabella	37,195	6.12%	(1)		Jul-07	37,195
Mirabella	12,846	9.89%	(1)		Jul-07	12,846
Mohegan Hill	1,250	8.00%	(2	) (9)	Nov-07	1,250
Mohegan Hill	5,000	6.00%	(2	) (9)	Sept-06	5,000
Monterra at Bonita Springs	42,125	6.39%	(1	)(16)	Oct-06	42,125
Montreux at Deerwood	11,849	6.79%	(1	)(10)	Jan-07	11,849
One Hudson Park	10,119	6.24%	(1)		Jun-07	10,119
Oxford Place	28,350	7.14%	(1)		Aug-07	28,350
Trio East	4,455	6.54%	(1)		Apr-07	4,455
Trio West	9,045	6.54%	(1)		Apr-07	9,045
Quarter at Ybor City	22,984	7.09%	(1	)(16)	May-07	22,984
Southampton Pointe	10,586	6.99%	(1)		May-07	10,586
Southridge Pointe	609	7.39%	(1	)(10)	Jun-06	609
The Tradition at Palm Aire	32,000	7.34%	(1)		Aug-07	32,000
Twelve Oaks at Fenwick Plantation	9,360	6.39%	(1	) (5)	Dec-06	9,360
Uptown Village	7,611	6.49%	(1)		Sep-07	7,611
Via Lugano	60,000	6.64%	(1	)(16)	Nov-06	60,000
Villas at Seven Dwarfs Lane	7,563	6.74%	(1)		Apr-08	7,563
Villas at Seven Dwarfs Lane	2,003	6.89%	(1)		Oct-07	2,003
Vineyard at Eagle Harbor	17,511	7.61%	(2)		Nov-10	16,301
Vintage at Abacoa	46,853	6.29%	(1)		May-08	46,853
Vista Grande	42,000	7.14%	(1)		Aug-07	42,000
Warwick Grove	9,195	6.59%	(1)		Sep-08	9,195
Warwick Grove	4,461	6.59%	(1)		Sep-08	4,461
Woods of Lake Helen	1,333	8.00%	(1	)(11)	Jan-06	1,333
Woods of Southridge	254	7.39%	(1	)(11)	Jan-06	254

	708,512	6.82%	(4)			705,502

TARRAGON CORPORATION
LOANS SECURED BY HOMEBUILDING DEVELOPMENTS (Continued)
DECEMBER 31, 2005
(Dollars in Thousands)

	Balance	Stated Interest			Maturity	Balance Due at
Name of Property	Dec. 31, 2005	Rate (3)			Date	Maturity

Unconsolidated For-Sale Communities
Block 99	$8,025	6.39%	(1	)(6)	Jan-06	$8,025
900 Monroe	3,900	6.64%	(1)		Oct-07	3,900
Lofts on Post Oak	29,417	6.14%	(1)		Jun-07	29,417
Lofts on Post Oak	29,417	7.84%	(1)		Jun-07	29,417
Orchid Grove	13,148	6.54%	(1)		Apr-08	13,148
Orion Towers	9,503	6.89%	(1	)(7)	Jul-06	9,503
Orion Towers	7,000	8.00%	(2	)(7)	Mar-06	7,000

	100,410	6.93%	(4)			100,410

TOTAL LOANS ON HOMEBUILDING DEVELOPMENTS	$860,562	6.78%	(4)			$856,128

(1)	Variable rate mortgage.

(2)	Fixed rate mortgage.

(3)	For loans with variable interest rates, the rate in effect as of December 31, 2005, is presented.

(4)	Represents weighted average interest rate as of December 31, 2005, computed based upon the December 31, 2005, balances.

(5)	This loan was replaced with a condominium conversion loan in 2006.

(6)	This loan was refinanced in January 2006.

(7)	This loan was repaid in April 2006.

(8)	This loan was refinanced in June 2006.

(9)	This loan was repaid in May 2006.

(10)	This loan was repaid in July 2006.

(11)	This loan was repaid in January 2006.

(12)	This loan was repaid in March 2006.

(13)	This loan was repaid in February 2006.

(14)	This loan was refinanced in September 2006.

(15)	We are currently in discussions with lender to extend the maturity of this loan.

(16)	In October 2006, we entered into an agreement with the lender of these four loans and two additional loans dated in 2006 under which the loans will be cross-collateralized and cross-defaulted and will be secured by a single amended and restated mortgage instrument. Additionally, the maturities of each loan has have been extended two years. Tarragon has guaranteed repayment of up to $15.4 million of the aggregate indebtedness under the six loans, and the indebtedness is otherwise non-recourse.

TARRAGON CORPORATION
MORTGAGE LOANS SECURED BY INVESTMENT PROPERTIES
DECEMBER 31, 2005
(Dollars in Thousands)

	Balance	Stated Interest			Maturity	Balance Due at
Name of Property	Dec. 31, 2005	Rate (3)			Date	Maturity

Consolidated
Apartment Communities Held for Investment
Aventerra Apartment Homes	$7,871	6.39%	(1)		Dec-06	$7,556
Desert Winds/Silver Creek	6,717	5.03%	(2)		Jun-13	5,319
Desert Winds/Silver Creek – supplemental mortgage	979	5.58%	(2)		Oct-14	766
French Villa	1,752	6.82%	(2)		Jan-09	1,648
French Villa – supplemental mortgage	1,177	7.23%	(2)		Mar-11	1,086
Harbour Green	9,821	6.12%	(1)		May-08	9,821
Harbour Green – supplemental mortgage	1,699	6.29%	(1)		May-08	1,583
Mustang Creek	5,610	8.06%	(2)		Jul-10	5,274
Park Dale Gardens	5,304	8.11%	(2)		Jul-10	4,989
Southern Elms	1,587	6.06%	(5)		Apr-07	1,547
Summit on the Lake	4,213	6.35%	(2)		Aug-27	—
Vistas at Lake Worth	8,927	6.61%	(2)		Oct-11	8,092
Mortgages payable to General Electric Capital Corporation (8)	305,000	5.78%	(2)		Nov-12	293,606
Mortgages payable to General Electric Capital Corporation (8)	66,000	6.73%	(2)		Nov-12	63,860
Mortgages payable to General Electric Capital Corporation (8)	20,000	8.89%	(1)		Nov-12	17,929
Gull Harbor	2,848	5.52%	(2)		Jul-09	2,699
Villa Tuscany	24,125	5.49%	(2)		Apr-14	20,875

	473,630	6.12%	(4)			446,650

Apartment Communities Held for Sale
Bayfront	3,847	5.99%	(2	)(9)	Nov-08	3,605
The Brooks	2,934	7.25%	(2	)(9)	Jun-09	2,770
Fountainhead	6,905	8.06%	(2	)(9)	Jul-10	6,491
Meadowbrook	3,354	6.56%	(2	)(9)	Jan-09	3,148
Meadowbrook – supplemental mortgage	603	7.26%	(2	)(9)	Apr-11	556
Woodcreek	6,403	6.79%	(2)		Sep-08	6,057
Woodcreek — supplemental mortgage	1,711	7.90%	(2)		Jan-11	1,578

	25,757	7.12%	(4)			24,205

Commercial properties (6)	30,005	5.29%	(4)			15,074

Unconsolidated
Commercial property (7)	3,850	7.12%	(4)			3,682

TOTAL MORTGAGE LOANS ON INVESTMENT PROPERTIES	$533,242	6.13%	(4)			$489,611

(1)	Variable rate mortgage.

(2)	Fixed rate mortgage.

(3)	For loans with variable interest rates, the rate in effect as of December 31, 2005, is presented.

(4)	Represents weighted average interest rate as of December 31, 2005, computed based upon the December 31, 2005, balances.

(5)	Variable rate mortgage subject to cap.

(6)	Includes mortgages secured by five commercial properties.

(7)	Includes a mortgage secured by one commercial property.

(8)	Non-recourse structured financing secured by first and second lien mortgages on 23 properties owned by Ansonia Apartments, L.P.

(9)	These properties were sold during 2006, and their mortgages were repaid upon closing.

TARRAGON CORPORATION
SUMMARY OF LOANS
DECEMBER 31, 2005
(Dollars in Thousands)

	Balance	Stated Interest	Balance Due at
Name of Property	Dec. 31, 2005	Rate (1) (2)	Maturity

Summary by interest rate type:
Homebuilding Division:
Consolidated
Total variable rate mortgages	$702,566	6.73%	$702,566
Total fixed rate mortgages	57,586	7.14%	53,152

	760,152	6.76%	755,718

Unconsolidated
Total variable rate mortgages	93,410	6.85%	93,410
Total fixed rate mortgages	7,000	8.00%	7,000

	100,410	6.93%	100,410

Investment Division:
Consolidated
Total variable rate mortgages	46,305	7.39%	43,895
Total variable rate mortgages subject to cap	4,397	6.59%	4,310
Total fixed rate mortgages	478,690	5.99%	437,724

	529,392	6.12%	485,929

Unconsolidated
Total fixed rate mortgages	3,850	7.12%	3,682

	3,850	7.12%	3,682

Total all mortgages	$1,393,804	6.53%	$1,345,739

(1)	For loans with variable interest rates, the rate in effect as of December 31, 2005, is presented.

(2)	Represents weighted average interest rate as of December 31, 2005, computed based upon the December 31, 2005, balances.

ITEM 3. LEGAL PROCEEDINGS
In April 2003, in connection with the renovations at Pine Crest Village at Victoria Park, our contractor inadvertently disturbed asbestos-containing materials. These actions have been under investigation by the Environmental Protection Agency, the United States Attorney for the Southern District of Florida, and a federal grand jury for possible violations of federal criminal laws. We are currently engaged in discussions with the United States Attorney concerning a possible resolution of this matter that would involve the imposition of fines and a felony criminal plea. We have accrued a $1 million loss contingency for the estimated fines. In addition, one current and one former employee of Tarragon with oversight responsibility for the Pine Crest condominium conversion have received written notices from the United States Attorney advising them that they are a target of the grand jury’s criminal investigation. We have incurred legal and other professional fees and costs of relocation of residents in connection with this matter of $468,000 to date. Remediation has been completed at a cost of approximately $795,000.
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

			Total Number of	Maximum Number	of
		Weighted	Shares Repurchased	Shares that May Yet
	Total Number of	Average Price	as Part of Publicly	Be Repurchased
Period	Shares Repurchased	Paid per Share	Announced Program	Under the Program
October 1 through October 31, 2005	90,000	$17.86	90,000
November 1 through November 30, 2005	45,600	20.11	45,600
December 1 through December 31, 2005	147,199	20.70	147,199

Total	282,799	$19.70	282,799	1,106,975

ITEM 6. SELECTED FINANCIAL DATA
Please read the following information along with the Consolidated Financial Statements and Notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. Dollar amounts are in thousands, except per share amounts.

	For the Years Ended December 31,
	2005	2004	2003	2002	2001
	Restated	Restated
OPERATING DATA
Homebuilding sales revenue	$504,722	$220,465	$56,279	$26,179	$25,950
Rental and other revenue	91,485	82,869	48,907	47,572	46,465
Total revenue	596,207	303,334	105,186	73,751	72,415

Equity in income of partnerships and joint ventures	29,603	15,193	22,476	16,642	7,719

Net gain on sale of real estate
Presented in income from continuing operations	3,808	378	1,223	1,258	4,994
Presented in discontinued operations, net of income taxes	41,709	10,950	23,118	6,540	—

Income from continuing operations	$45,016	$34,758	$8,487	$712	$5,048
Net income	$88,498	$29,518	$31,194	$5,459	$1,229

Earnings per common share (2)
Income from continuing operations allocable to common stockholders	$1.71	$1.51	$.35	$.01	$.19
Net income allocable to common stockholders	$3.39	$1.27	$1.38	$.21	$.02

Earnings per common share – assuming dilution (2)
Income from continuing operations allocable to common stockholders	$1.58	$1.28	$.31	$.01	$.18
Net income allocable to common stockholders	$2.93	$1.09	$1.20	$.21	$.02

	As of December 31,
	2005	2004	2003	2002	2001
	Restated	Restated
BALANCE SHEET DATA
Homebuilding inventory	$1,055,068	$287,353	$97,234	$31,632	$31,412
Real estate held for investment	415,448	567,493	395,095	427,989	373,501
Real estate held for sale (1)	60,713	21,358	—	7,538	29,232
Investments in and advances to partnerships and joint ventures	78,080	47,707	81,764	29,102	31,297
Cash and cash equivalents	39,044	22,377	21,626	18,023	8,989
Total assets	1,803,411	1,129,977	623,817	540,224	503,770
Notes and interest payable	1,326,481	875,353	471,262	428,926	399,956
Notes and interest payable presented in liabilities related to assets held for sale	52,641	20,529	—	—	—
Stockholders’ equity	278,015	136,493	103,328	73,733	73,118
Book value per common share (2)	$9.42	$5.55	$4.34	$3.02	$2.88

(1)	Real estate held for sale in 2004 was one apartment community. Real estate held for sale in 2005 was five apartment communities and nine commercial properties that are reported in Assets Held for Sale in the accompanying December 31, 2005, Consolidated Balance Sheet.

(2)	Per share data have been restated to give effect to a 10% stock dividend declared in December 2001, three-for-two stock splits in February 2003 and February 2005, and a five-for-four stock split in January 2004.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Please read this discussion along with the Consolidated Financial Statements and Notes found at ITEM 8. “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.” Dollar amounts in tables are in thousands.
Business Overview
General
We are a homebuilder and real estate developer with over 30 years of experience in the real estate industry. We operate two distinct businesses, a homebuilding and real estate development business and a real estate investment business.
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
Ansonia is a partnership in which Tarragon owns a majority noncontrolling equity interest. Historically, Tarragon used the equity method to account for its investment in Ansonia. However, the Audit Committee decided the Company should consolidate Ansonia in accordance with the Financial Accounting Standards Board’s Interpretation 46R (“FIN 46R”), “Consolidation of Variable Interest Entities.” Accordingly, Tarragon is restating its financial statements and other financial information for the years and for each of the quarters in the years 2005 and 2004 and for the first quarter of 2006.
The effect of the restatement on prior period financial statement included in this report is discussed in NOTE 16. “RESTATEMENT OF PRIOR-PERIOD FINANCIAL STATEMENTS” in the Notes to Consolidated Financial Statements.
In light of the restatement, Tarragon’s stockholders should no longer rely on the Company’s financial statements for the years and for each of the quarters in the years 2005 and 2004 and the first quarter of 2006 initially included in the Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006, and the Quarterly Report on Form 10-Q for the period ended March 31, 2006, filed with the SEC on May 10, 2006.

Revenue. Our revenue is principally derived from:
•	Homebuilding sales, which represent sales of condominium homes, townhomes, and developed land reported on either the completed contract or percentage-of-completion method of revenue recognition, as appropriate; and

•	Rental revenue from apartment and commercial leases.
Expenses. Our expenses principally consist of:
•	Costs of homebuilding sales, which include land, construction costs, construction supervision, marketing, commissions and other selling costs, capitalized interest (including $14.8 million in 2005, $7.7 million in 2004 and $1.4 million in 2003), developer fees, and architectural and engineering fees;

•	Property operating expenses, which are costs associated with operating, leasing, and maintaining rental apartment communities and office and retail properties, including payroll and benefit expenses of site-level employees;

•	Depreciation of rental apartment communities and office and retail properties; and

•	General and administrative expenses, a significant portion of which consists of compensation and benefits and other personnel-related costs.
Other income and expenses. Other income and expenses include:
•	Interest expense related to mortgages and other debt;

•	Equity in income or losses of partnerships and joint ventures, which represents our share of the net income or net loss of unconsolidated partnerships and joint ventures and may include income from distributions received from those entities in excess of our share of their income when we have recovered our investment in them (the source of these distributions is generally proceeds from financings of properties);

•	Gain on sales of real estate, which generally consists of gain from sales of properties in our Investment Division and are typically reported in discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144; and

•	Minority interests in income from consolidated partnerships and joint ventures, which consists of our partners’ share of gross profit from homebuilding sales or net income or net loss resulting from rental operations and the return on a preferred interest in Tarragon Development Company, LLC, and may include losses representing distributions to outside partners from consolidated partnerships in excess of their investments in the partnerships (the source of such distributions is generally proceeds from sales or financings of properties).
Outlook
Our Homebuilding Division has experienced rapid growth since its inception. We believe our focus on urban and high density homebuilding will continue to present growth opportunities for us for a number of reasons including:

•	our pipeline of future projects which we have built up over the last seven years include a number of large projects in New Jersey, Ft. Lauderdale, Orlando and Nashville, which are expected to produce substantial revenues over the next five or more years;

•	scarcity of suburban land for development and increased restrictions and controls on growth in many areas, channeling a larger share of new construction into urban and other areas where high density housing predominates;

•	demographic trends of increased immigration, smaller households, and later marriages tend to favor demand in urban areas as opposed to other areas;

•	smart growth initiatives driven by high fuel costs, environmental considerations, a desire to reduce suburban sprawl and increasing traffic congestion favor high density residential developments; and

•	the recent investment performance of residential real estate and the availability and low cost of mortgage financing resulting in greater demand for home ownership rather than renting.
Sales at three recently opened condominium conversion projects on Florida’s west coast, a market that we believe has been a primarily investor-driven market, have been much slower than anticipated. We have also experienced increased competition and modest slowdowns in sales activity in other Florida markets, where we believe the level of sales activity is now more in line with historical norms. Because of the slowdowns in condominium conversion sales, we presently anticipate total 2006 homebuilding sales revenue, including revenue from unconsolidated properties, to be lower than in 2005. During the first half of 2006, we increased our estimates of marketing costs and sales incentives for many of our condominium conversion projects, reducing our estimated gross profit margins for these projects, as a result of the slowdown in sales activity.
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
Pursuant to a strategic plan to redeploy capital from the Investment Division to Homebuilding announced in March 2005, we sold 20 of our Investment Division assets in 2005 and the first half of 2006. As a result, revenues, expenses, and cash flows from rental operations declined in 2005 and are expected to decline further in 2006. Cash proceeds from this capital redeployment plan have been and will be used to expand our homebuilding operation, reduce debt, and repurchase common stock. We categorize our Investment Division properties into three groups: non-core properties, core properties, and properties to be held.
Commercial properties and apartment communities located outside of our core markets or that are otherwise inefficient for us to manage were identified as non-core properties. We sold 16 non-core properties with 2,583 apartments and 360,000 square feet of commercial space in 2005. In connection with these sales, we reduced consolidated debt by $77.2 million, generated net cash proceeds of $64.6 million and recognized gains totaling $67.3 million. See discussion below under “Sales of Consolidated Properties.” We had five apartment communities with 948 units and nine commercial properties with 782,000 square feet classified as assets held for sale as of December 31, 2005, and their operating results are presented in discontinued operations in the Consolidated Statements of Income for the years ended December 31, 2005, 2004, and 2003. Non-core properties also include eight apartment communities with 1,585 units not classified as assets held for sale at December 31, 2005, because we had not yet implemented a plan of disposal, as defined in SFAS No. 144.
Core properties include 25 apartment communities with 6,179 units located in our core markets that we believe have rental growth opportunities and are efficient to manage. In November 2005, we contributed our interests in eleven consolidated properties and three unconsolidated properties to Ansonia in exchange for an increased ownership interest in Ansonia. Simultaneously, Ansonia closed a $391 million non-recourse structured financing secured by first and second lien mortgages on 23 of its properties and pledges of equity interests in the property-owning entities. After transaction costs and repayment of existing debt, this financing generated $71 million of net cash proceeds, of which we received $64 million. We intend to continue to manage and hold an interest in our core properties.
Properties to be held have been identified as those with development or value-added condominium conversion potential or, in the case of Orlando Central Park, because we use one of the buildings for our Orlando regional office. During 2005, nine apartment communities with 2,583 units targeted for condominium conversion were transferred to the Homebuilding Division.
Five of our rental apartment communities located in Florida suffered damage from Hurricane Wilma in October 2005. These five properties are in the Homebuilding Division and undergoing conversion to condominiums. Damage to the properties, primarily consisted of water intrusion or roof damage and damage to landscaping. Total costs to repair or replace this damage was approximately $447,000. Property maintenance staff, working in conjunction with contractors, have now restored the properties to their pre-storm condition.
Factors Affecting Comparability of Results of Operations
Consolidation of Variable Interest Entities. One factor that may affect the comparability of our results is the consolidation of eight joint ventures, including Ansonia, in January 2004 pursuant to FIN 46R. As discussed elsewhere in this Amendment and in NOTE 16. “RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS” in the Notes to Consolidated Financial Statements, we have recently decided to consolidate Ansonia and are restating our financial statements since January 2004 accordingly. Consolidated homebuilding sales revenue for the years ended December 31, 2005 and 2004, included $56.8 million and $51.9 million, respectively, of revenue from One Las Olas. In January 2005, we bought out our partners’ interests in this partnership for $14.8 million. Additionally, rental revenue for the years ended December 31, 2005 and 2004, included $36.8 million and $33 million, respectively, of revenue from the variable interest entities (“VIEs”) with rental operations. During 2005, we purchased the interests of our outside partners in four of these VIEs. See NOTE 2. “MINORITY INTERESTS” in the Notes to the Consolidated Financial Statements.
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
Consolidated Results of Operations
2005 Compared to 2004
Total consolidated revenue in 2005 was $596.2 million, or nearly twice the amount for the prior year. Substantially all the increase was attributable to greater homebuilding sales. We expect homebuilding sales revenue to continue to increase as more communities under development and in our pipeline, especially in the Northeast, begin to generate revenue. See the tables that summarize homebuilding sales and present our active projects, including backlog of homes sold, not closed, and our development pipeline below under the caption “Homebuilding Division.”
Rental revenue increased $8.7 million, or 10.6%, for the year ended December 31, 2005, compared to the same period in 2004. Of this increase, $4.7 million is attributable to two apartment communities acquired in February 2005 and one apartment community acquired in May 2004. An increase of $1 million resulted from the consolidation of four properties in November 2005. Two properties currently in lease-up contributed an increase of $781,000. An increase of $2.1 million was reported by 30 properties held in both years and resulted from rent increases, decreases in other rental losses, and increases in occupancy.
Income from continuing operations increased to $45 million in 2005 compared to $35 million in 2004. Gross profit from consolidated homebuilding sales increased $64.5 million. Equity in income of partnerships and joint ventures increased $14.4 million, resulting from our share of gross profit from homebuilding sales of unconsolidated partnerships and joint ventures. These increases were partially offset by higher income tax expense: $27.7 million in 2005 compared to a tax benefit of $2.2 million in 2004. Also, interest expense increased $27.1 million. Interest expense in 2005 included $17 million representing prepayment penalties and the write-off of deferred borrowing costs in connection with Ansonia’s refinancing of 23 properties in November 2005. Additionally, in 2005, we incurred costs of $9.4 million in connection with the early repayment of a participating loan.
During 2005, we recognized gains on sale of real estate of $45.5 million (net of income taxes of $25.6 million), including those presented in discontinued operations in accordance with SFAS No. 144. In 2004, we recognized $11.3 million in gains on sale of real estate, (net of income taxes of $7 million) including those presented in discontinued operations. See “Sales of Consolidated Properties” below.
Operating Results of Consolidated Rental Properties. At December 31, 2005, our consolidated rental properties presented in continuing operations included rental communities with 7,829 apartments (excluding 948 units in assets held for sale and presented in discontinued operations) and one commercial property with 102,000 square feet (excluding 782,000 square feet in assets held for sale and presented in discontinued operations). The following table summarizes aggregate property level revenue and expenses for our consolidated rental properties presented in continuing operations for the years ended December 31, 2005 and 2004. The revenue and expenses below exclude management fee and other revenue and interest expense on corporate debt.

	For the Years Ended December 31,
	2005	2004	Change
	Restated	Restated
Rental revenue	$91,066	$82,363	$8,703
Property operating expenses	(45,387)	(41,566)	(3,821)
Interest expense	(42,730)	(19,554)	(23,176)
Depreciation expense	(15,145)	(17,727)	2,582

	$(12,196)	$3,516	$(15,712)

The following table illustrates the impact on the change between 2004 and 2005 resulting from properties targeted for conversion to condominium homes for sale and properties acquired on the revenues and expenses of our consolidated rental properties:

	Condominium		Other
	Conversions	Acquired	Changes		Total
		Restated	Restated		Restated
Rental revenue	$(45)	$4,175	$4,573		$8,703
Property operating expenses	412	(2,352)	(1,881)		(3,821)
Interest expense	2,849	(1,508)	(24,517	)(1)	(23,176)
Depreciation expense	2,134	(810)	1,258		2,582

	$5,350	$(495)	$(20,567)		$(15,712)

(1)	Includes $17 million of prepayment penalties and the write-off of deferred borrowing costs in connection with Ansonia’s refinancing of 23 properties in November 2005.

Equity in Income of Unconsolidated Partnerships and Joint Ventures. The following table summarizes the components of equity in income of unconsolidated partnerships and joint ventures for 2005 and 2004:

	For the Years Ended December 31,
	2005	2004	Change
	Restated	Restated
Homebuilding operations
Homebuilding sales revenue	$230,806	$95,031	$135,775
Costs of homebuilding sales	(162,850)	(65,681)	(97,169)

Gross profit from homebuilding sales	67,956	29,350	38,606

Rental property operations
Rental revenue	11,570	15,073	(3,503)
Property and other operating expenses	(5,097)	(6,749)	1,652
Interest expense	(4,553)	(5,341)	788
Depreciation expense	(1,906)	(2,676)	770

Mortgage banking income	916	—	916
Discontinued operations	(613)	1,732	(2,345)
Elimination of management and other fees paid to Tarragon	509	410	99
Outside partners’ interests in income of joint ventures	(35,545)	(15,444)	(20,101)
Overhead costs associated with investments in joint ventures	(1,410)	—	(1,410)
Performance-based compensation related to homebuilding projects of unconsolidated partnerships and joint ventures	(2,662)	—	(2,662)
Distributions in excess of investment	88	—	88
Impairment (loss) recovery	350	(1,162)	1,512

Equity in income of partnerships and joint ventures	$29,603	$15,193	$14,410

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

In addition, our equity in income of unconsolidated partnerships and joint ventures was affected during the periods presented above by the consolidation of one property in September 2004 and four properties in November 2005.
The following table presents the effect of these items on the unconsolidated entities’ property level revenue and expenses for 2005 and 2004:

	Properties
	Consolidated in	Other
	2004 and 2005 (1)	Changes	Total
	Restated	Restated	Restated
Rental revenue	$(3,569)	$66	$(3,503)
Property and other operating expenses	1,649	3	1,652
Interest expense	1,073	(285)	788
Depreciation expense	778	(8)	770

	$(69)	$(224)	$(293)

(1)	Merritt 8 was consolidated in September 2004, and Club at Danforth, Links at Georgetown, and Vineyard at Eagle Harbor were consolidated in November 2005, due to buyout of our partners’ interests. Also in November 2005, Liberty Building was consolidated when we contributed our interests in this property to a consolidated partnership.
Provision for Estimated Losses. We recorded a $1.6 million reserve in the third quarter of 2005 for the full amount of a note receivable in connection with the 2002 sale of English Village Apartments in Memphis, Tennessee, when the borrower, a non-profit affordable housing developer, notified us he would no longer be making payments under the terms of the note.
General and Administrative Expenses. Corporate general and administrative expenses increased $4.5 million, or 27%, for 2005 compared to 2004 primarily due to investment banking advisory fees of $2.4 million in 2005 related to the Investment Division properties disposition strategy and fees of $643,000 related to the conversion of convertible notes to common stock in the third quarter of 2005. In addition, we wrote off $1.4 million in pursuit costs for projects that we abandoned.
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
Cumulative Effect of Change in Accounting Principle. In accordance with the requirements of FIN 46R which we adopted on January 1, 2004, any difference between the assets and liabilities of variable interest entities consolidated is recorded as a cumulative effect of change in accounting principle. In 2004, we recorded a cumulative effect of change in accounting principle of $16.8 million when we consolidated Ansonia. This amount represented the excess of liabilities consolidated over assets consolidated. See NOTE 1. “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in the Notes to Consolidated Financial Statements.

2004 Compared to 2003
For the year ended December 31, 2004, total consolidated revenue was $303.3 million, compared to $105.2 million in 2003. The majority of this increase is attributable to the increase in homebuilding sales. The consolidation of Las Olas River House in January 2004 resulted in a $51.9 million increase in consolidated homebuilding sales revenue in 2004. In 2003, Las Olas River House was unconsolidated and reported $97.6 million in homebuilding sales revenue.
Rental revenue increased $34.4 million, or 72%, for the year ended December 31, 2004, as compared to the same period of 2003. As presented below under “Operating Results of Consolidated Rental Properties,” 15 rental apartment communities consolidated in January 2004 as a result of our adoption of the provisions of FIN 46R contributed $33 million of this increase. Rental apartment communities in lease-up during one or both periods presented contributed $1.9 million to the increase in rental revenue.
Income from continuing operations was $34.8 million for the year ended December 31, 2004, compared to $8.5 million for the year ended December 31, 2003. Gross profit from homebuilding sales increased $35.3 million. Equity in income of partnerships and joint ventures decreased $7.3 million chiefly due to $16.3 million recognized in 2003 as our share of the gross profit on home sales of Las Olas River House which was consolidated in January 2004 as a result of our adoption of the provisions of FIN 46R. This decrease was partially offset by our share of gross profit totaling $12.8 million recognized in 2004 on home sales of XII Hundred Grand and XIII Hundred Grand.
During the year ended December 31, 2004, we recognized gains on sale of real estate totaling $11.3 million (net of income taxes of $7 million) including those presented in discontinued operations in accordance with SFAS No. 144. During 2003, gains on sale, including those presented in discontinued operations, were $24.3 million. During 2004, we also sold our interest in Ninth Street Development, which had development rights for land in Hoboken, New Jersey, for $2.2 million and recognized a gain of $1.7 million. See “Sales of Consolidated Properties.”
Operating Results of Consolidated Rental Properties. At December 31, 2004, our consolidated rental properties included rental communities with 9,060 apartments (excluding 3,399 units sold or in assets held for sale and presented in discontinued operations) and one commercial property with 152,000 square feet (excluding 1.1 million square feet sold or in assets held for sale and presented in discontinued operations). The following tables summarize aggregate property level revenues and expenses for our consolidated rental properties presented in continuing operations for the years ended December 31, 2004 and 2003. The revenue and expenses below exclude management fee and other revenue and interest expense on corporate debt.

	For the Years Ended December 31,
	2004	2003	Change
	Restated
Rental revenue	$82,363	$47,985	$34,378
Property operating expenses	(41,566)	(26,168)	(15,398)
Interest expense	(23,974)	(16,570)	(7,404)
Depreciation expense	(17,727)	(12,065)	(5,662)

	$(904)	$(6,818)	$5,914

The results of operations of our consolidated rental properties were affected during the periods presented above by:
•	the consolidation of 15 apartment communities in January 2004 in connection with the adoption of the provisions of FIN 46R;

•	the acquisition of one apartment community in 2004;

•	the effect of three apartment communities undergoing conversion to condominiums for sale; and

•	the results of operations of properties in lease-up.

The following tables illustrate the effects of these items on the various components of the results of operations of our consolidated rental properties for the years ended December 31, 2004 and 2003:

	Properties
	Consolidated in	Property	Condominium	Properties in	Other
	January 2004 (1)	Acquired	Conversions	Lease-up (2)	Changes	Total

	Restated					Restated
Rental revenue	$32,975	$1,017	$(1,491)	$1,860	$17	$34,378
Property operating expenses	(14,865)	(674)	941	(585)	(215)	(15,398)
Interest expense	(10,970)	(377)	4,117 (3)	(371)	197	(7,404)
Depreciation expense	(6,391)	(210)	—	(235)	1,174 (4)	(5,662)

	$749	$(244)	$3,567	$669	$1,173	$5,914

(1)	Includes 15 apartment communities owned by joint ventures consolidated on January 1, 2004, in connection with the adoption of the provisions of FIN 46R.

(2)	Includes two recently completed properties in lease-up during one or both periods presented.

(3)	This decrease in interest expense is the result of prepayment penalties totaling $3.1 million and $241,000 of deferred financing expenses written off upon the repayment of two mortgages secured by Pine Crest Apartments in the first quarter of 2003. The mortgages were repaid in connection with the closing of a $25 million loan to finance the condominium conversion of this property.

(4)	This decrease in depreciation expense is primarily due to $1.1 million recorded in the second quarter of 2003 upon the reclassification of two properties to real estate held for investment for the period during which they were classified as held for sale.
Equity in Income of Unconsolidated Partnerships and Joint Ventures. The following table summarizes the components of equity in income of unconsolidated partnerships and joint ventures for the years ended December 31, 2004 and 2003:

	For the Years Ended December 31,
	2004	2003	Change
	Restated
Homebuilding operations
Homebuilding sales revenue	$95,031	$97,583	$(2,552)
Costs of homebuilding sales	(65,681)	(77,381)	11,700

Gross profit from homebuilding sales	29,350	20,202	9,148

Rental property operations
Rental revenue	15,073	45,886	(30,813)
Property and other operating expenses	(6,749)	(23,737)	16,988
Interest expense	(5,341)	(17,170)	11,829
Depreciation expense	(2,676)	(8,835)	6,159

Discontinued operations	1,732	(1,477)	3,209
Elimination of management and other fees paid to Tarragon	410	4,325	(3,915)
Outside partners’ interests in income of joint ventures	(15,444)	(5,525)	(9,919)
Distributions in excess of investment	—	9,120	(9,120)
Impairment loss	(1,162)	(313)	(849)

Equity in income of partnerships and joint ventures	$15,193	$22,476	$(7,283)

Homebuilding operations in 2003 consisted of income from Las Olas River House. Due to the application of FIN 46R, Las Olas was consolidated in January 2004. Homebuilding operations for 2004 were reported by The Grande, a condominium conversion project acquired in September 2004 by Delaney Square, LLC, and XII Hundred Grand and XIII Hundred Grand, two of our Hoboken, New Jersey, projects.
Fifteen rental apartment communities held by five variable interest entities were consolidated in 2004 pursuant to FIN 46R. Equity in income of unconsolidated partnerships and joint ventures for 2003 included a loss of

$1.5 million, which included Tarragon’s share of the losses reported by four of these entities during the period recently completed properties owned by these entities were in lease-up. In 2003, rental revenues for these fifteen properties were $30.3 million, and property operating expenses were $16.4 million.
Distributions in excess of investment are primarily related to distributions of financing proceeds of joint ventures in which we have recovered our investment. In these situations, the joint ventures’ debt is non-recourse to Tarragon, and Tarragon has not committed to fund any cash flow deficits of the joint ventures. Income from distributions in excess of investment decreased by $9.1 million for the year ended December 31, 2004 as compared to the same period of 2003. In 2003, Ansonia and Ansonia Liberty, L.L.C., made distributions of proceeds from refinancings totaling $7.6 million. In 2004, Ansonia was consolidated pursuant to FIN 46R, and no other unconsolidated entities distributed financing proceeds.
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
General and Administrative Expenses. Corporate general and administrative expenses increased $3.3 million for 2004 compared to 2003 primarily due to personnel additions and compensation increases relating to expanded homebuilding activities. Please see the discussion below under “Homebuilding Division.” Additionally, we had a $600,000 increase in accounting and consulting fees related to compliance with Rule 404 of the Sarbanes-Oxley Act.
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

			Net Cash	Gain
Date of Sale	Property	Sale Price	Proceeds	on Sale
			(dollars in thousands)
2005:
Jan-05	Woodcreek Garden Apartments	$38,750	$16,009	$14,762
Feb-05	Fort Worth, Texas, Land	2,225	624	—
Mar-05	Sarasota, Florida, Land	40,000	20,703	2,229
Jun-05	Orlando Central Park – Two Bldgs.	1,641	698	342
Aug-05	Courtyard at the Park Apartments	11,100	5,665	5,989
Aug-05	Martin’s Landing Apartments	12,750	5,125	6,852
Aug-05	Paramus 17 North Shopping Center	15,000	6,814	7,806
Aug-05	Stewart Square	7,950	3,624	5,322
Sep-05	Charlotte, North Carolina, Land	76	74	50
Sep-05	Jackson Square Shopping Center	875	782	—
Sep-05	Morningside Apartments	4,693	1,893	1,932
Sep-05	Palm Court Apartments	11,150	4,619	7,460
Sep-05	Times Square	1,250	1,161	763
Oct-05	Somerset Park Apartments	8,250	7,697	—
Nov-05	Acadian Place Apartments	3,101	31	—
Dec-05	The Regents Apartments	15,500	6,094	8,658
Dec-05	Emerson Center – Office and Retail	10,125	2,624	5,812
Dec-05	Mission Trace Apartments	4,800	783	1,970
Dec-05	Orlando Central Park – One Bldg.	2,900	1,633	1,187

		192,136	86,653	71,134

2004:
Mar-04	Forest Ridge Land	850	510	378
Jun-04	Landmark Apartments	4,780	693	2,666
Oct-04	Cross Creek Apartments	3,745	959	2,587
Dec-04	Forest Oaks Apartments	4,005	980	502
Dec-04	Antelope Pines Apartments	28,150	10,647	10,925
Dec-04	Kirklevington Apartments	3,800	917	1,308

		45,330	14,706	18,366

2003:
Jan-03	Prado Bay Apartments	10,315	4,119	5,107
Jan-03	Newport Apartments	10,000	4,106	2,013
Jan-03	Northwest O’Hare Office Bldg.	3,000	2,748	1,223
Feb-03	Briarwest Shopping Center	3,100	1,426	1,098
Mar-03	Holly House Apartments	3,017	1,186	1,005
Jul-03	Diamond Loch Apartments	4,250	652	1,256
Sept-03	Marina Park Apartments	10,300	5,931	6,111
Dec-03	Bay West Apartments	12,650	4,076	6,528

		56,632	24,244	24,341

		$294,098	$125,603	$113,841

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

	For the Years Ended December 31,
	2005		2004		2003
	Units	Dollars	Units	Dollars	Units	Dollars
Revenue recognized on the closing method by community
Consolidated communities
5600 Collins	—	$—	—	$—	21	$6,277
Arlington Park	76	19,330	—	—	—	—
The Bordeaux	103	17,074	—	—	—	—
Central Park at Lee Vista	86	14,925	—	—	—	—
Cordoba Beach Park	69	22,953	—	—	—	—
Georgetown at Celebration	315	75,192	—	—	—	—
Montreux at Deerwood Lake	207	35,254	—	—	—	—
Pine Crest Village I	—	—	17	4,759	122	26,452
Pine Crest Village II	11	2,356	105	25,914	—	—
The Quarter at Ybor City	208	35,923	—	—	—	—
Southampton Pointe	94	18,165	—	—	—	—
Tuscany on the Intracoastal	61	17,245	219	55,269	6	1,213
Venetian Bay Village I	—	—	29	4,196	133	18,702
Venetian Bay Village II & III	206	32,307	72	10,536	—	—
Warwick Grove	19	10,695	—	—	—	—
Waterstreet at Celebration	36	9,271	195	35,677	—	—
Yacht Club on the Intracoastal	377	106,834	—	—	—	—
Land development	93	9,000	126	5,687	42	3,635

	1,961	426,524	763	142,038	324	56,279

Unconsolidated communities
The Grande	260	49,739	103	17,560	—	—
The Hamptons	641	130,440	—	—	—	—
Lofts on Post Oak	35	12,060	—	—	—	—

	936	192,239	103	17,560	—	—

Total revenue recognized on the closing method	2,897	618,763	866	159,598	324	56,279

Revenue recognized on the percentage-of-completion method by community Consolidated communities
Alta Mar (1)	19	21,395	112	26,532	—	—
Las Olas River House (2)	46	56,803	19	51,895	—	—

	65	78,198	131	78,427	—	—

Unconsolidated communities
Las Olas River House (2)	—	—	—	—	186	97,583
XII Hundred Grand (3)	24	31,908	135	38,512	—	—
XIII Hundred Grand (3)	1	6,659	117	38,959	—	—

	25	38,567	252	77,471	186	97,583

Total revenue recognized on the percentage-of-completion method	90	116,765	383	155,898	186	97,583

Total homebuilding sales revenue	2,987	$735,528	1,249	$315,496	510	$153,862

	For the Years Ended December 31,
	2005	2004	2003
Gross profit (loss) on homebuilding sales revenue recognized on the closing method by community
Consolidated communities
5600 Collins	$—	$—	$(1,571)
Arlington Park	4,214	—	—
The Bordeaux	6,539	—	—
Central Park at Lee Vista	7,895	—	—
Cordoba Beach Park	2,961	—	—
Georgetown at Celebration	18,272	—	—
Montreux at Deerwood Lake	6,275	—	—
Pine Crest Village I	—	1,422	9,960
Pine Crest Village II	923	6,919	—
The Quarter at Ybor City	5,317	—	—
Southampton Pointe	3,433	—	—
Tuscany on the Intracoastal	4,511	11,756	218
Venetian Bay Village I	—	538	1,167
Venetian Bay Village II & III	3,296	1,622	—
Warwick Grove	1,508	—	—
Waterstreet at Celebration	2,613	6,422	—
Yacht Club on the Intracoastal	27,243	—	—
Land development	1,609	147	74

	96,609	28,826	9,848

Unconsolidated communities
The Grande	14,060	3,776	—
The Hamptons	38,577	—	—
Lofts on Post Oak	—	—	—

	52,637	3,776	—

Total gross profit on homebuilding sales revenue recognized on the closing method	149,246	32,602	9,848

Gross profit on homebuilding sales revenue recognized on the percentage-of-completion method by community
Consolidated communities
Alta Mar (1)	4,067	8,862	—
Las Olas River House (2)	9,047	7,498	—

	13,114	16,360	—

Unconsolidated communities
Las Olas River House (2)	—	—	20,202
XII Hundred Grand (3)	12,750	14,875	—
XIII Hundred Grand (3)	2,570	10,699	—

	15,320	25,574	20,202

Total gross profit on homebuilding sales revenue recognized on the percentage-of-completion method	28,434	41,934	20,202

Total gross profit on homebuilding sales	$177,680	$74,536	$30,050

(1)	At December 31, 2005, 100% of the homes were under firm contracts totaling $49.1 million, and construction was 98% complete.

(2)	At December 31, 2005, 87% of the homes had either closed or were under firm contracts totaling $210.5 million, and construction was 98% complete. Through December 31, 2005, we closed sales of 247 homes totaling $201.6 million. We have recorded deferred revenue from these closings of $4.1 million which will be recognized as completion of the project progresses. Through December 31, 2003, this was an unconsolidated project. In January 1, 2004, we began reporting Las Olas River House as a consolidated project in connection with the adoption of the provisions of FIN 46R. Gross profit reported in 2004 is before interest on advances from Tarragon, which is eliminated upon consolidation. In January 2005 we acquired the interests of Richard Zipes and his affiliates in this joint venture.

(3)	At XII Hundred Grand, all homes and one commercial unit have closed with contracts totaling $72.1 million, and construction was 98% complete at December 31, 2005. We have recorded deferred revenue from these closings of $1.7 million which will be recognized as completion of the project progresses. At XIII Hundred Grand, all homes and two commercial units have closed with contracts totaling $45.9 million, and construction was 99% complete at December 31, 2005. We have deferred revenue from these closings of $253,000 which will be recognized as completion of the project progresses.

The following table presents homebuilding sales revenue for both consolidated and unconsolidated communities by product type.

	High- and	Condominium	Townhome and
	Mid-rise	and Townhome	Traditional New	Land
For the Years Ended	Developments	Conversions	Developments	Development	Total
December 31, 2005	$116,765	$547,431	$62,332	$9,000	$735,528

December 31, 2004	$155,898	$139,179	$14,732	$5,687	$315,496

December 31, 2003	$97,583	$33,942	$18,702	$3,635	$153,862
Home sales were $735.5 million in 2005, up from $315.5 million in 2004 and $153.9 million in 2003. Home sales recognized under the percentage-of-completion method were $116.8 million in 2005, $155.9 million in 2004, and $97.6 million in 2003. Gross profit net of selling expenses on home sales was 24% in 2005 and 2004 and 20% in 2003. Net of minority interests in consolidated home sales and outside partners’ interests in home sales of unconsolidated projects, we reported income from home sales of $142 million in 2005, $57.1 million in 2004, and $25.8 million in 2003.
Gross profit on homebuilding sales is based on estimates of total project sales value and total project costs. When estimates of sales value or project costs are revised, gross profit is adjusted in the period of change so that cumulative project earnings reflect the revised profit estimate. During 2005, we revised our estimates of sellout value and/or development costs for the following projects, changing their estimated gross profit margins from those used in 2004: The Grande increased 5.0%, and Alta Mar decreased 6.4%.
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
Rental properties in the Homebuilding Division reported aggregate net income from operations of $837,000 in 2005 and net losses from operations of $2 million in 2004 and $6.1 million in 2003. The net income in 2005 is primarily attributable to nine Investment Division properties transferred to the Homebuilding Division for conversion to condominiums. The losses in 2004 and 2003 are due to operating, interest, and depreciation expenses exceeding revenues during lease-up prior to stabilization of recently completed properties. Previously, we transferred rental properties from the Homebuilding Division to the Investment Division once they were stabilized. We presently intend to sell any non-core properties upon or prior to completion and stabilization.
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

						Remaining Homes Under
			Backlog (1)			Active Development
			Number			Number
	Current	Number of	of			of
	Estimated	Remaining	Homes	Aggregate	Average	Homes	Estimated
	Gross Profit	Homes or	or Home	Contract	Price per	or Home	Remaining
	Margin	Home Sites	Sites	Prices	Unit	Sites	Sell-Out (2)
High- and mid-rise developments:
1100 Adams (15)	40%	76	—	$—	$—	76	$45,802
900 Monroe (5), (6)	29%	125	—	—	—	125	67,349
Alta Mar (7)	27%	131	131	49,139	375	—	4,832
Block 88 (4)	39%	220	—	—	—	220	129,902
Block 99 (6), (8)	39%	217	—	—	—	217	123,934
The Exchange	19%	87	—	—	—	87	45,512
Las Olas River House (3)	18%	40	6	12,353	2,059	34	72,609
One Hudson Park	39%	168	60	43,661	728	108	106,694
Trio	13%	196	—	—	—	196	124,622
XII Hundred Grand (6), (9), (10)	39%	—	—	—	—	—	600
XIII Hundred Grand (6), (10), (11)	29%	—	—	200	—	—	—

		1,260	197	105,353	535	1,063	721,856

Condominium and townhome conversions:
210 Watermark	16%	216	—	—	—	216	50,188
5600 Collins Avenue	—	6	3	2,880	960	3	3,950
Bermuda Island	16%	360	—	—	—	360	92,388
Bishops Court at Windsor Parke	50%	324	33	4,883	148	291	44,246
The Bordeaux	38%	96	88	15,484	176	8	1,561
Central Park at Lee Vista	53%	210	186	33,241	179	24	4,546
Cordoba Beach Park	13%	97	37	11,882	321	60	20,835
Georgetown at Celebration	24%	—	—	—	—	—	286
The Grande (6), (10)	26%	1	—	—	—	1	300
The Hamptons (6), (10)	30%	102	44	10,076	229	58	15,565
Knightsbridge at Stoneybrooke	44%	396	—	—	—	396	62,828
Lofts on Post Oak (6), (10)	—	316	31	8,783	283	285	80,690
Madison at Park West	15%	244	—	—	—	244	42,881
Mirabella	11%	400	57	9,435	166	343	66,837
Monterra at Bonita Springs	13%	244	3	842	281	241	72,939
Montreux at Deerwood Lake	18%	237	14	2,418	173	223	39,484
Oxford Place	49%	298	59	9,616	163	239	46,006
The Quarter at Ybor City	15%	247	52	9,813	189	195	42,448
Southampton Pointe	19%	146	12	2,247	187	134	25,032
The Tradition at Palm Aire	9%	248	—	—	—	248	52,805
Twelve Oaks at Fenwick Plantation (12)	39%	216	66	12,366	187	150	28,969
Via Lugano	13%	364	—	—	—	364	95,954
Vista Grande	16%	378	—	—	—	378	79,478
Waterstreet at Celebration	20%	1	—	—	—	1	300
Yacht Club on the Intracoastal	26%	3	3	934	311	—	230

		5,150	688	134,900	196	4,462	970,746

						Remaining Homes Under
			Backlog (1)			Active Development
			Number			Number
	Current	Number of	of			of
	Estimated	Remaining	Homes	Aggregate	Average	Homes	Estimated
	Gross Profit	Homes or	or Home	Contract	Price per	or Home	Remaining
	Margin	Home Sites	Sites	Prices	Unit	Sites	Sell-Out (2)
Townhome and traditional new developments:
Orchid Grove (6), (10)	23%	481	139	$56,908	$409	342	$124,987
Venetian Bay Village III (13)	12%	2	2	400	200	—	—
The Villas at Seven Dwarfs Lane	25%	256	103	19,927	193	153	30,702
Warwick Grove (10)	14%	196	23	12,948	563	173	87,584

		935	267	90,183	338	668	243,273

Land development:
Belle Park	28%	21	2	699	350	19	6,271
Lincoln Pointe (16)	46%	460	460	88,950	193	—	—
Other (14)	—	180	180	7,231	40	—	—

		661	642	96,880	151	19	6,271

		8,006	1,794	$427,316	$238	6,212	$1,942,146

(1)	Homes or home sites sold, but not yet closed, including homes for which revenue has been recognized under the percentage-of-completion method but which have not yet been delivered, as set forth in the following notes.

(2)	Values in estimated remaining sell-out for some of the active developments include other income of $23.7 million for sales other than the offering prices of homes such as marinas, parking, upgrades and commercial units. Other income is presented for the following active developments: 210 Watermark — $450,000; Alta Mar — $4.8 million; Bermuda Island — $1.4 million; Bishops Court at Windsor Parke — $990,000; The Bordeaux — $84,000; Central Park at Lee Vista — $180,000; Georgetown at Celebration — $286,000; Knightsbridge at Stoneybrooke - $636,000; Las Olas River House — $3.4 million; Madison at Park West — $1.3 million; Mirabella - $27,000; Montreux at Deerwood Lake — $677,000; Oxford Place — $1.6 million; Vista Grande - $1.2 million; The Quarter at Ybor City — $585,000; Southampton Pointe — $303,000; Twelve Oaks at Fenwick Plantation — $579,000; Via Lugano — $1 million; Yacht Club on the Intracoastal - $230,000; The Grande — $50,000; The Hamptons — $2.4 million; The Lofts on Post Oak — $760,000.

(3)	In January 2005, we acquired our partners’ interests in this project, as well as in The Metropolitan and 100 East Las Olas, for $14.8 million. We sold The Metropolitan land in March 2005. We have recognized revenue under the percentage-of-completion method of $206 million on sales of 251 homes as of December 31, 2005, for Las Olas River House. We began closing sales at this project in December 2004. Sales that have not yet been delivered are presented as backlog in this table. Of the backlog reported above, we have recognized revenue of $8.8 million on sales of four homes.

(4)	Tarragon’s interest in profits in this project is 70%.

(5)	Tarragon’s interest in profits in this project is 62.5%.

(6)	This project is unconsolidated.

(7)	We have recognized revenue under the percentage-of-completion method of $47.9 million on sales of 131 homes as of December 31, 2005. We expect to begin closing sales at Alta Mar in March 2006.

(8)	Tarragon’s interest in profits in this project is 55%.

(9)	We have recognized revenue under the percentage-of-completion method of $70.4 million on sales of 159 homes and one commercial space as of December 31, 2005. As of December 31, 2005, sales of all 159 homes and one commercial space have been delivered. Estimated remaining sell-out includes $600,000 for three commercial spaces available for sale.

(10)	Tarragon’s interest in profits in this project is 50%.

(11)	We have recognized revenue under the percentage-of-completion method of $45.6 million on sales of 118 homes and two commercial spaces as of December 31, 2005. As of December 31, 2005, sales of all 118 homes and two commercial spaces have been delivered. Aggregate contract prices include $200,000 for one commercial space.

(12)	We acquired our partner’s interest in this property in April 2005 for $1 million.

(13)	Tarragon’s interest in profits in this project is 56%.

(14)	Tarragon’s interest in profits in these projects is 40%.

(15)	Tarragon’s interest in profits in this project is 85%.

(16)	Tarragon’s interest in profits in this project is 58%.

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

Investment Division
As stated previously, results for our segments do not distinguish between revenues of consolidated and unconsolidated properties. Therefore, rental revenue and net operating income (rental revenue less property operating expenses) in the following discussion include both consolidated and unconsolidated rental communities. Rental revenue and net operating income in the following discussion also include operating results of properties sold or held for sale and reported in discontinued operations in our consolidated operating results. You should read the following discussion together with the Investment Division operating statements and summary of Investment Division net operating income in NOTE 14. “SEGMENT REPORTING” in the Notes to Consolidated Financial Statements. Net operating income is a supplemental non-GAAP financial measure. A reconciliation of Investment Division net operating income to Investment Division income (loss) before taxes is presented in the Investment Division operating statements in NOTE 14. “SEGMENT REPORTING” in the Notes to Consolidated Financial Statements.
The Investment Division reported net operating income of $55.3 million in 2005, $66.7 million in 2004, and $59 million in 2003. Net operating income as a percentage of rental revenue was 48.2% in 2005, 49.2% in 2004 and 47.5% in 2003. A decrease of $6.8 million in 2005 resulted from transferring Investment Division rental communities with 2,583 apartments to the Homebuilding Division for conversion to condominium homes for sale.
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

	For the Years Ended December 31,
	2005	2004	2003
Same store stabilized apartment communities:
Rental revenue	$65,632	$63,772	$63,034
Property operating expenses	(32,808)	(31,980)	(33,312)

Net operating income	$32,824	$31,792	$29,722

Net operating income as a percentage of rental revenue	50.0%	49.9%	47.2%
Average monthly rental revenue per unit	$751	$730	$721

Apartment communities stabilized during period:
Rental revenue	$4,580	$4,717	$1,520
Property operating expenses	(1,704)	(1,842)	(706)

Net operating income	$2,876	$2,875	$814

Net operating income for our 34 same store stabilized Investment Division apartment communities with 7,283 units increased $1 million, or 3.3%, in 2005 compared to 2004 and increased $2.1 million, or 7%, in 2004 compared to 2003. The increase in 2005 was mostly due to an increase in rental revenue: 3% in 2005 compared to 2004. Rental revenue increased 1.2% in 2004 compared to 2003. Net operating income as a percentage of rental revenue for these properties was 50% in 2005, 49.9% in 2004 and 47.2% in 2003.
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
General and administrative expenses of the Investment Division increased to $9.9 million in 2005 from $6.6 million in 2004 and $5.4 million in 2003. General and administrative expenses were 8.6% of divisional revenues in 2005, 4.9% in 2004, and 4.4% in 2003. The increase in 2005 is principally due to investment banking advisory fees of $2 million in connection with the Investment Division properties disposition plan.
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
We have a $10 million unsecured line of credit with Bank of America. Advances under the line of credit bear interest at 200 basis points over 30 day LIBOR. Payments of interest only are due monthly, with all outstanding principal and interest due at maturity in November 2006. As of December 31, 2005, $3 million was available to us under this line of credit.
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
We currently have mortgage loans totaling $84.2 million (of which $25 million represents a revolving commitment), secured by a pool of three properties under a secured credit facility with General Electric Capital Corporation (“GECC”) that matures in May 2008. The mortgage loans under this facility are cross-collateralized and cross-defaulted. Under the GECC mortgage facility, we are required to maintain, at all times, a consolidated net worth of not less than $50 million, measured at the end of each quarter, and minimum aggregate unrestricted cash and marketable securities of not less than $10 million in order to be able to incur other debt. Two of these properties with an aggregate balance of $37.3 million bear interest at 173 basis points over 30-day LIBOR, payable monthly. One property has a loan with a balance of $46.9 million that currently bears interest at 190 basis points over the 30-day LIBOR and requires monthly payments of principal and interest computed on a 27 1/2 -year amortization schedule. We have an option to extend this credit facility for one year, which requires a ratio of net operating income to total debt of 10% or greater and a debt service coverage ratio of 1.25 times or greater.
Ansonia currently has a $391 million secured credit facility with GECC secured by first and second liens on 23 of its properties, as well as pledges of equity interests in the property owning entities. The non-recourse mortgage loans under this facility are cross-collateralized and cross-defaulted, and mature in November 2012. Interest accrues on $371 million of this indebtedness at a blended fixed rate of 5.95% payable monthly. The remaining $20 million bears interest at a blended floating rate of 4.5% in excess of LIBOR (8.89% as of December 31, 2005), and requires monthly payments of principal and interest computed on a 25-year amortization schedule. Under the terms of these loans, Ansonia is required to maintain a ratio of net operating income of the properties to the outstanding principal balance of the loans (the “Cash on Cash Ratio”) of 6.6% and a ratio of net operating income of the properties to the total debt service required under the loans (“Debt Service Coverage Ratio”) of 1.03:1 during the first year of the loan term (with such ratios increasing annually thereafter), or it will be required to pay GECC 100% of the net cash flow (after payment of property operating expenses, debt service and impounds) from the properties to reduce the principal balance of the loans until such time as the Cash on Cash Ratio and Debt Service Coverage Ratio are the greater of 7% and 1.05:1, respectively, or the levels required for that particular loan year, for six consecutive months.
Non-recourse Mortgage Debt. In addition to the GECC secured credit facilities, as of December 31, 2005, we had an aggregate of $158.3 million of outstanding non-recourse indebtedness secured by 17 Investment Division assets (of which five are classified as held for sale at December 31, 2005) and five Homebuilding Division properties targeted for conversion to condominiums. The agreements governing this mortgage debt generally do not contain restrictive covenants and are not guaranteed by us or any of our subsidiaries or joint ventures. Of these mortgage loans, $156.7 million bear interest at various fixed rates, and $1.6 million bear interest at various floating rates. As of December 31, 2005, the weighted average rate of these mortgage loans was 6.56%.
Recourse Mortgage Debt. The following table summarizes the material terms of our recourse mortgage debt:

	Balance at		Interest Rate at		Tarragon’s
Project	December 31, 2005		December 31, 2005	Maturity Date	Interest in Profits

Aventerra Apartments	$7,871		6.39%	Dec-2006	100%
Merritt 8	900	(1)(2)	4.53%	Jul-2023	100%
Northwest O’Hare	2,810	(1)(3)	6.89%	Apr-2006	100%
Orlando Central Park	3,314		6.39%	Apr-2007	100%

	$14,895

(1)	Property is classified as held for sale at December 31, 2005.

(2)	Represents a guaranty of 5% of the loan amount. The remainder of the loan amount is included in Non-recourse Mortgage Debt above.

(3)	This loan was repaid in March 2006 upon sale of the property.
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

	Commitment	Balance at		Interest Rate at	Maturity	Tarragon’s
Project	Amount	December 31, 2005		December 31, 2005	Date	Interest in Profits

1100 Adams	$24,395	$14,918		6.19%	Mar-2007	85%
1118 Adams	14,279	14,100		6.39%	Dec-2006	85%
1118 Adams	2,145	1,424	(1)	—	Sep-2026	85%
1118 Adams	2,250	—	(1)	1.00%	Sep-2051	85%
Alta Mar	20,500	19,063	(3)	6.39%	Nov-2006	100%
Belle Park	463	463	(3)	6.59%	Sep-2007	100%
Cason Estates	14,339	12,799	(4)	6.19%	Nov-2006	100%
Deerwood Ocala	22,125	4,489		6.14%	Aug-2007	50%
Newbury Village	21,398	16,668		6.14%	Dec-2006	100%
One Hudson Park	54,325	10,119		6.24%	Jun-2007	100%
Villas at Seven Dwarfs Lane	10,000	7,561		6.74%	Apr-2008	100%
Twelve Oaks at Fenwick Plantation	9,360	9,360	(2)	6.39%	Dec-2006	100%
Warwick Grove	20,000	4,461		6.59%	Sep-2008	50%

	$215,579	$115,425

(1)	1118 Adams is an affordable housing rental development in Hoboken, New Jersey. Both of these loans are with governmental agencies.

(2)	This loan was replaced with a condominium conversion loan in 2006.

(3)	This loan was repaid in March 2006.

(4)	This loan was refinanced in September 2006.

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

						Tarragon’s
	Commitment	Balance at		Interest Rate at		Interest in
Project	Amount	December 31, 2005		December 31, 2005	Maturity Date	Profits

210 Watermark	$34,100	$34,100		6.99%	Nov-2007	100%
5600 Collins	1,000	877	(12)	7.25%	May-2006	100%
Bermuda Island	45,000	35,458	(10)	6.54%	Dec-2007	100%
Central Park at Lee Vista	5,769	5,769	(1)(14)	6.12%	May-2008	100%
Cordoba Beach Park	16,103	16,103	(2)	7.09%	May-2007	100%
The Exchange	6,300	6,300	(16)	6.64%	Nov-2006	100%
Lincoln Pointe	40,000	40,000	(3)(13)	7.34%	Jun 2006	58%
Madison at Park West	25,500	25,500	(4)(17)	6.64%	Dec-2006	100%
Mirabella	37,195	37,195	(5)	6.12%	Jul-2007	100%
Mirabella	12,846	12,846	(6)	9.89%	Jul-2007	100%
Monterra at Bonita Springs	42,125	42,125	(10)(17)	6.39%	Oct-2006	100%
Montreux at Deerwood	11,849	11,849	(15)	6.79%	Jan-2007	100%
Oxford Place	28,350	28,350		7.14%	Aug-2007	100%
The Quarter at Ybor City	22,984	22,984	(7)(17)	7.09%	May-2007	100%
Southampton Pointe	10,586	10,586	(8)	6.99%	May-2007	100%
The Tradition at Palm Aire	32,000	32,000	(11)	7.34%	Aug-2007	100%
Via Lugano	60,000	60,000	(9)(17)	6.64%	Nov-2006	100%
Vista Grande	42,000	42,000	(10)	7.14%	Aug-2007	100%

	$473,707	$464,042

(1)	This loan is cross-collateralized with the GECC secured credit facility loans.

(2)	Includes $11.1 million of non-recourse debt.

(3)	Includes $35 million of non-recourse debt.

(4)	Includes $23.4 million of non-recourse debt.

(5)	Includes $27.8 million of non-recourse debt.

(6)	Includes $9.6 million of non-recourse debt.

(7)	Includes $10.6 million of non-recourse debt.

(8)	Includes $2.6 million of non-recourse debt.

(9)	Includes $55.8 million of non-recourse debt.

(10)	This loan is non-recourse.

(11)	Includes $24 million of non-recourse debt.

(12)	This loan was repaid in April 2006.

(13)	This loan was refinanced in June 2006.

(14)	This loan was repaid in January 2006.

(15)	This loan was repaid in July 2006.

(16)	We are currently in discussions with the lender to extend the maturity date.

(17)	In October 2006, we entered into an agreement with the lender of these four loans and two additional loans dated in 2006 under which the loans will be cross-collateralized and cross-defaulted and will be secured by a single amended and restated mortgage instrument. Additionally, the maturities of each loan has have been extended two years. Tarragon has guaranteed repayment of up to $15.4 million of the aggregate indebtedness under the six loans, and the indebtedness is otherwise non-recourse.
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

						Tarragon’s
	Commitment	Balance at		Interest Rate at		Interest in
Project	Amount	December 31, 2005		December 31, 2005	Maturity Date	Profits

Alexandria Pointe	$1,971	$1,971		7.39%	Jun-2007	40%
Trio	13,500	13,500		6.54%	Apr-2007	100%
Southridge Pointe	609	609	(2)	7.39%	Jun-2006	40%
Villas at Seven Dwarfs Lane	2,003	2,003		6.89%	Oct-2007	100%
Warwick Grove	15,600	9,195		6.59%	Sep-2008	50%
Woods of Lake Helen	1,333	1,333	(1)	8.00%	Jan-2006	40%
Woods at Southridge	254	254	(1)	7.39%	Jan-2006	40%

	$35,270	$28,865

(1)	These loans were repaid in January 2006.

(2)	This loan was repaid in July 2006.

Land Loans. When we acquire land for future development or sale, we sometimes finance the acquisitions with land loans. Generally, one of our subsidiaries or a joint venture will incur the loan, and we will guarantee the repayment of the loan. The following table summarizes the material terms of our land loans. Except as noted, these loans are guaranteed by Tarragon:

					Tarragon’s
	Balance at		Interest Rate at		Interest in
Project	December 31, 2005		December 31, 2005	Maturity Date	Profits

100 East Las Olas	$4,125		8.25%	Mar-2007	100%
Central Square	11,250		6.49%	Jul-2007	100%
Mohegan Hill	1,250	(1)(2)	8.00%	Nov-2007	60%
Mohegan Hill	5,000	(1)(2)	6.00%	Sep-2006	60%
Uptown Village	7,611		6.49%	Sep-2007	100%

	$29,236

(1)	Tarragon has not guaranteed these loans.

(2)	This loan was repaid in May 2006.
Other Recourse Debt. We also have other recourse debt with an aggregate balance of $4.3 million at December 31, 2005.

Sources and Uses of Cash
The following table presents major sources and uses of cash for the past three years.

	For the Years Ended December 31,
	2005	2004	2003
	Restated	Restated
Sources of cash:
Net cash flow from property operations	$5,912	$11,342	$15,087
Net proceeds from the sale of real estate
Homebuilding Division	22,368	510	—
Investment Division	65,167	14,196	24,244
Net proceeds (repayments) related to financings and other borrowings
Homebuilding Division	—	11,300	—
Investment Division	108,758	43,830	45,063
Senior convertible notes	—	58,077	—
Lines of credit	10,490	(2,809)	(3,370)
Subordinated unsecured notes	61,215	—	—
Other corporate debt	(15,389)	—	—
Net proceeds from home sales	160,917	48,013	8,320
Other:
Collections of notes and interest receivable	1,765	829	1,052
Proceeds from the disposition of other assets	—	2,075	—
Proceeds from the exercise of stock options	6,081	5,880	246
Earnest money deposits received	783	—	—

Total sources of cash	428,067	193,243	90,642

Uses of cash:
Purchase of homebuilding inventory or land for development	(194,099)	(47,797)	(16,611)
Development and renovation costs, net of borrowings	(77,326)	(52,126)	(5,142)
Net (advances to) distributions from partnerships and joint ventures for homebuilding activities	11,381	(29,163)	(35,271)

Cash used in homebuilding activities	(260,044)	(129,086)	(57,024)

Purchase of Investment Division apartment communities	(40,853)	(15,526)	—
Property capital improvements	(8,665)	(9,877)	(11,161)
Other:
Common stock repurchases	(11,955)	(2,093)	(4,186)
General and administrative expenses paid	(29,722)	(20,413)	(13,904)
Income taxes paid	(21,987)	(470)	—
Premium paid on conversion of convertible notes	(4,340)	—	—
Dividends to stockholders	(929)	(904)	(791)
Distributions to minority partner of consolidated partnerships	(11,033)	(3,167)	(1,245)
Buyout of minority partners	(21,850)	(11,081)	—
Other	(22)	125	1,272

Total uses of cash	(411,400)	(192,492)	(87,039)

Net sources of cash	$16,667	$751	$3,603

Advances to and distributions from partnerships and joint ventures for homebuilding activities in 2005 included:
•	$23.6 million from Thirteenth Street Development for home sales.

•	$12.8 million from Park Avenue Tarragon for home sales.

•	$11.2 million to Block 106 Development for purchase of land for development.

•	$10.2 million to Block 99/102 Development for purchase of land for development.

•	$8.9 million to Madison Warehouse Development for purchase of land for development.

Advances to partnerships and joint ventures for homebuilding activities in 2004 included:
•	$6 million to Park Avenue Tarragon for purchase of an existing 743-unit apartment community for conversion.

•	$3.9 million to Delaney Square for purchase of an existing 364-unit apartment community for conversion.

•	$2.7 million to Block 99/102 Development to purchase land for future commercial development.
Advances to partnerships and joint ventures for homebuilding activities in 2003 included:
•	$15.5 million to Metropolitan Sarasota to purchase land for development.

•	$8.3 million to One Las Olas for development costs of its 287-unit high-rise, luxury condominium development in Ft. Lauderdale, Florida.

•	$1.8 million to East Las Olas for development costs of its 90-unit mixed-use retail and condominium development in Ft. Lauderdale, Florida.

•	$7.8 million to Thirteenth Street Development for development costs related to its two mid-rise, luxury condominium developments with a total of 277 homes in Hoboken, New Jersey.
Cash Flows
2005 Compared to 2004. For the year ended December 31, 2005, our net cash used in operating activities was $501.1 million compared to $52.4 million for the year ended December 31, 2004. This increase in cash used is principally related to the purchase of homebuilding inventory.
For the year ended December 31, 2005, our net cash used in investing activities was $28.2 million compared to $55 million for the same period of 2004. We acquired two rental apartment communities in 2005 for $39.7 million, the cash portion of which was $16 million. In 2005, we also acquired our partners’ interests in two condominium development projects, one land parcel, and six rental apartment communities for $35 million. In addition, we also paid $10 million in 2004 and $5 million in 2005 to our partners in our Hoboken, New Jersey, projects pursuant to a November 2004 agreement to purchase a portion of their interests in these projects. In 2004, we acquired the interests of minority partners in one office building and two apartment communities for $11.1 million. In 2004, we sold five apartment communities and one land parcel for net proceeds of $14.7 million, while net proceeds from the sale of real estate in 2005 was $86.7 million from the sale of nine apartment communities, three parcels of land, five shopping centers, one office building, and three buildings of a five-building office park. Additionally, costs of developing rental apartment communities increased $34.9 million in 2005 as compared to the same period in 2004, primarily due to the increase in the number of properties being developed.
For the year ended December 31, 2005, our net cash provided by financing activities increased to $546.1 million, from $108.2 million for the year ended December 31, 2004. This increase was due primarily to increased borrowings in connection with our homebuilding activities. Also, Ansonia’s structured financing of 23 properties in November 2005 increased debt by $100.7 million and generated net cash proceeds of $71.2 million. We distributed $6.7 million to our partner in this partnership for its share of the net proceeds. Additionally, we issued $65 million of unsecured subordinated notes and obtained a $10 million line of credit in 2005.
2004 Compared to 2003. For the year ended December 31, 2004, our net cash used in operating activities was $52.4 million compared to net cash provided by operating activities of $8.4 million for the year ended December 31, 2003. This increase in cash used is principally related to the purchase of homebuilding inventory. Additionally, we paid interest of $10 million in connection with the refinancing of the mezzanine loan for Las Olas River House during 2004.

For the year ended December 31, 2004, our net cash used in investing activities was $55 million compared to $23.6 million for the same period of 2003. During 2004, we acquired one rental apartment community for $15.5 million, the cash portion of which was $4.2 million. We paid $10 million to our partners in our Hoboken, New Jersey, projects pursuant to a November 2004 agreement to purchase a portion of their interests in these projects. We also purchased land for development for $4.5 million. Additionally, in 2004, we acquired the interests of minority partners in one office building and two apartment communities for $11.1 million. In 2003, we sold eight investment properties for net proceeds of $24.2 million, while net proceeds from the sale of real estate during 2004 was $14.7 million from the sale of five investment properties and one parcel of land. Advances to partnerships and joint ventures for development costs decreased $4.1 million in 2004 compared to 2003 partly due to the consolidation of our Las Olas River House project in January 2004 in connection with the adoption of FIN 46R.
For the year ended December 31, 2004, our net cash provided by financing activities increased to $108.2 million from $18.9 million for the year ended December 31, 2003. This increase was primarily due to the issuance of $62 million of senior convertible notes during 2004. Proceeds from the debt issuance were used to repay approximately $34.6 million of mortgage debt and $8 million of outstanding balances on lines of credit. In 2004, we also borrowed approximately $228 million in construction loans to fund our homebuilding division projects as compared to $45 million in 2003. In 2004, refinancing mortgages provided $26.1 million compared to $36.2 million in 2003. Additionally, the exercise of stock options during 2004 provided cash proceeds of $5.9 million, an increase of $5.7 million over cash provided by the exercise of stock options in 2003.
Contractual Commitments
     The following table summarizes information regarding contractual commitments.

		2007	2009
	2006	and 2008	and 2010	Thereafter	Total
Scheduled principal payments on debt, (restated)	$311,655	$462,120	$71,954	$525,705	$1,371,434
Operating leases	1,143	2,189	941	1,555	5,828
Firm contracts to purchase real estate for homebuilding activities	124,200	—	—	—	124,200

	436,998	464,309	72,895	527,260	1,501,462

Guaranteed debt of unconsolidated partnerships and joint ventures	17,925	71,982	—	—	89,907

	$454,923	$536,291	$72,895	$527,260	$1,591,369

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
Firm contracts to purchase real estate for homebuilding activities include an $84 million purchase of an apartment community with 311 units for condominium conversion in 2006, of which $74.4 million was financed with a condominium conversion loan. Firm contracts also include contracts to purchase three tracts of land for development totaling $40.2 million. One of the tracts of land was purchased in 2006 for $5.2 million. The other two contracts totaling $35 million were canceled subsequent to December 31, 2005.

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
We have investments in a number of partnerships or joint ventures in which we hold non-controlling interests or our outside partners have significant participating rights, as defined by the FASB’s Emerging Issues Task Force in its 96-16 and 04-5 Consensuses and which we have determined are not variable interest entities, as defined by FIN 46R. We use the equity method to account for investments in partnerships and joint ventures over which we exercise significant influence but do not control and which are not variable interest entities of which we are the primary beneficiary. Under the equity method, our initial investments are increased by our proportionate share of the partnerships’ operating income and additional advances and decreased by our proportionate share of the partnerships’ operating losses and distributions received. Our interest in intercompany transactions is eliminated. We determine our proportionate share of the profits or losses of the partnerships and joint ventures consistent with the allocation of cash distributions in accordance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures.”
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

Recent Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payments.” (“SFAS No. 123(R)”). SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes the Accounting Principles Board’s Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25”). SFAS No. 123 established a fair-value-based method of accounting for share-based payment transactions with employees. However, it permitted companies the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to the financial statements disclosed the proforma effects of implementing the fair-value-based method. SFAS No. 123(R) requires that compensation cost relating to share-based payment transactions be recognized in financial statements. The cost is measured based on the fair value of the equity or liability instruments issued. Pursuant to the SEC’s Final Rule Release dated April 21, 2005, SFAS No. 123(R) is effective as of the first annual reporting period of the first fiscal year beginning on or after June 15, 2005, and applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The effect of initially applying SFAS No. 123(R), if any, is recognized as of the required effective date. The application of SFAS No. 123(R) on January 1, 2006, is not expected to have a material effect on our consolidated financial statements because we applied the fair value method of accounting for stock-based awards in the third quarter of 2002.
In June 2005, the FASB’s Emerging Issues Task Force issued its 04-5 Consensus, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). EITF 04-5 provides guidance for determining whether a single general partner in a group of general partners controls a limited partnership. EITF 04-5 adopts the concept of participating rights of minority partners established in EITF 96-16 in determining whether limited partners have rights that prevent control of a limited partnership by a general partner. This guidance is effective as of June 29, 2005, for all new limited partnerships formed after that date and is effective for all existing limited partnerships for the first reporting period in fiscal years beginning after December 15, 2005. The application of EITF 04-5 to previously existing limited partnerships is not expected to have a material effect on our consolidated financial statements.
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
At December 31, 2005, we had approximately $760.2 million of consolidated variable rate debt. The primary base rate is 30-day LIBOR. Using this amount of debt, a 100 basis point (1%) increase in LIBOR or any other indexes on which the rates are based would reduce our annual pre-tax earnings and cash flows by approximately $7.4 million. A 100 basis point decrease in interest rates would increase our annual pre-tax earnings and cash flows by approximately $7.4 million.
At December 31, 2005, unconsolidated partnerships and joint ventures had approximately $93.4 million of variable rate debt. A 100 basis point increase in the index on which the rates are based would reduce our annual pre-tax earnings and cash flows by $495,000, based on our interests in profits and losses of those entities. A 100 basis point decrease in the index would increase our pre-tax earnings and cash flows by $495,000.

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
Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedules II and III, included in Part IV of Form 10-K/A are presented for purposes of additional analysis and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.
As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation 46-R “Consolidation of Variable Interest Entities” in 2004.
As discussed in Note 16, the Company has restated the 2005 and 2004 consolidated financial statements.
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
/s/ Grant Thornton LLP
Dallas, Texas
March 15, 2006 (except for Note 16 as to which the date is November 9, 2006)

TARRAGON CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	December 31,
	2005	2004
	Restated	Restated
Assets
Homebuilding inventory:
Land and land improvement costs	$259,287	$99,353
Construction in progress	795,781	188,000
Real estate held for investment (net of accumulated depreciation of $85,946 in 2005 and $145,469 in 2004)	415,448	567,493
Contracts receivable	49,745	99,744
Assets held for sale	63,521	21,870
Investments in and advances to partnerships and joint ventures	78,080	47,707
Cash and cash equivalents	39,044	22,377
Restricted cash	28,642	32,120
Other assets, net	73,863	51,313

	$1,803,411	$1,129,977

Liabilities and Stockholders’ Equity
Liabilities
Notes and interest payable:
Loans on homebuilding developments	$760,152	$217,674
Mortgages on real estate	476,942	582,584
Subordinated unsecured notes	65,000	—
Senior convertible notes	5,750	62,000
Other notes payable	11,144	8,400
Accrued interest	7,493	4,695
Liabilities related to assets held for sale	54,671	20,664
Deferred tax liability	27,736	2,957
Other liabilities	102,105	72,750

	1,510,993	971,724

Commitments and contingencies

Minority interest	14,403	21,760

Stockholders’ equity
Common stock, $.01 par value; authorized shares, 100,000,000; shares issued, 37,937,860 in 2005 and 21,179,479 in 2004	379	212
Special stock, $.01 par value; authorized shares, 17,500,000; no shares outstanding	—	—
Cumulative preferred stock, $.01 par value; authorized shares, 2,500,000; shares outstanding, 748,833 in 2005 and 753,333 in 2004; liquidation preference, $8,986 in 2005 and $9,040 in 2004, or $12 per share	7	8
Paid-in capital	402,531	336,846
Accumulated deficit	(86,144)	(173,743)
Treasury stock, at cost (9,370,496 shares in 2005 and 5,856,587 shares in 2004)	(38,758)	(26,830)

	278,015	136,493

	$1,803,411	$1,129,977

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Data)

	For the Years Ended December 31,
	2005	2004	2003
	Restated	Restated
Revenue
Homebuilding sales	$504,722	$220,465	$56,279
Rental and other	91,485	82,869	48,907

	596,207	303,334	105,186

Expenses
Cost of homebuilding sales	394,999	175,279	46,431
Property operations	45,387	41,566	26,168
Depreciation	15,145	17,727	12,065
Provision for estimated losses	1,628	—	—
Impairment charges	—	733	—
General and administrative
Corporate	21,045	16,579	13,234
Property	5,072	4,359	3,692

	483,276	256,243	101,590

Other income and expenses
Equity in income of partnerships and joint ventures	29,603	15,193	22,476
Minority interests in income of consolidated partnerships and joint ventures	(10,071)	(5,976)	(2,590)
Interest income (including $242 in 2005, $332 in 2004, and $678 in 2003 from affiliates)	995	728	1,605
Interest expense (including $49 in 2005, $12 in 2004, and $2 in 2003 to affiliates)	(53,733)	(26,641)	(17,883)
Gain on sale of real estate	3,808	378	1,223
Gain (loss) on disposition of other assets	(300)	2,075	—
Loss on early extinguishment of debt	(9,354)	—	—
Litigation, settlements, and other claims	(1,214)	(250)	60

Income from continuing operations before income taxes	72,665	32,598	8,487
Income tax (expense) benefit	(27,649)	2,160	—

Income from continuing operations	45,016	34,758	8,487
Discontinued operations, net of income taxes ($26.7 million in 2005, $7.4 million in 2004, and none in 2003) Income (loss) from operations	1,773	613	(411)
Gain on sale of real estate	41,709	10,950	23,118
Cumulative effect of change in accounting principle	—	(16,803)	—

Net income	88,498	29,518	31,194
Dividends on cumulative preferred stock	(899)	(904)	(785)

Net income allocable to common stockholders	$87,599	$28,614	$30,409

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Continued)
(Dollars in Thousands, Except Per Share Data)

	For the Years Ended December 31,
	2005	2004	2003
	Restated	Restated
Earnings per common share
Income from continuing operations allocable to common stockholders	$1.71	$1.51	$.35
Discontinued operations	1.68	.51	1.03
Cumulative effect of change in accounting principle	—	(.75)	—

Net income allocable to common stockholders	$3.39	$1.27	$1.38

Earnings per common share – assuming dilution
Income from continuing operations allocable to common stockholders	$1.58	$1.28	$.31
Discontinued operations	1.35	.43	.89
Cumulative effect of change in accounting principle	—	(.62)	—

Net income allocable to common stockholders	$2.93	$1.09	$1.20

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock				Treasury
					Paid-in	Accumulated	Stock	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Amount	Equity
					(dollars in thousands)
Balance, January 1, 2003	560,518	$6	7,896,760	$116	$337,547	$(232,766)	$(31,170)	$73,733
Repurchase of common stock	—	—	(275,443)	—	—	—	(4,151)	(4,151)
Retirement of preferred stock	(3,000)	—	—	—	(35)	—	—	(35)
Retirement of treasury stock	—	—	—	(9)	(8,045)	—	8,054	—
Stock options exercised	—	—	38,644	—	246	—	—	246
Three-for-two common stock split	—	—	3,924,012	58	(58)	—	—	—
Dividends on cumulative preferred stock ($1.20 per share)	—	—	—	—	—	(785)	—	(785)
Compensation expense related to stock options granted	—	—	—	—	268	—	—	268
Purchase of homebuilding inventory	195,815	2	—	—	2,856	—	—	2,858
Net income	—	—		—	—	31,194	—	31,194

Balance, December 31, 2003	753,333	8	11,583,973	165	332,779	(202,357)	(27,267)	103,328
Repurchase of common stock	—	—	(152,094)	—	—	—	(2,093)	(2,093)
Retirement of treasury stock	—	—	—	(4)	(2,526)	—	2,530	—
Stock options exercised	—	—	996,083	10	5,870	—	—	5,880
Income tax benefits for nonqualified stock option exercises	—	—	—	—	331	—	—	331
Five-for-four common stock split	—	—	2,894,930	41	(41)	—	—	—
Dividends on cumulative preferred stock ($1.20 per share)	—	—	—	—	—	(904)	—	(904)
Compensation expense related to stock options granted	—	—	—	—	433	—	—	433
Net income (restated)	—	—	—	—	—	29,518	—	29,518

Balance, December 31, 2004 (restated)	753,333	8	15,322,892	212	336,846	(173,743)	(26,830)	136,493
Repurchase of common stock	—	—	(603,016)	—	—	—	(11,928)	(11,928)
Retirement of preferred stock	(4,500)	(1)	—	—	(56)	—	—	(57)
Stock issued in connection with conversion of convertible debt	—	—	4,595,579	46	56,204	—	—	56,250
Acquisition of interests in partnerships and joint ventures	—	—	85,402	—	1,771	—	—	1,771
Dividends on cumulative preferred stock ($1.20 per share)	—	—	—	—	—	(899)	—	(899)
Stock options exercised	—	—	1,463,159	15	6,066	—	—	6,081
Three-for-two common stock split	—	—	7,703,348	106	(106)	—	—	—
Compensation expense related to stock options granted	—	—	—	—	1,020	—	—	1,020
Income tax benefits for non-qualified stock option exercises	—	—	—	—	786	—	—	786
Net income, (restated)	—	—	—	—	—	88,498	—	88,498

Balance, December 31, 2005 (restated)	748,833	$7	28,567,364	$379	$402,531	$(86,144)	$(38,758)	$278,015

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	For the Years Ended December 31,
	2005	2004	2003
	Restated	Restated
Cash Flows from Operating Activities
Net income	$88,498	$29,518	$31,194
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	24,779	4,812	—
(Gain) loss on disposition of other assets	300	(2,075)	—
Gain on sale of real estate	(71,134)	(18,366)	(24,341)
Litigation, settlements, and other claims	1,214	250	(60)
Cumulative effect of change in accounting principle	—	16,803	—
Minority interests in income of consolidated partnerships and joint ventures	10,071	5,976	2,590
Depreciation and amortization of leasing costs	15,983	25,739	21,439
Amortization of deferred borrowing costs	19,029	3,794	2,239
Provision for estimated losses and impairment charges	3,066	1,133	—
Equity in income of partnerships and joint ventures	(29,603)	(15,193)	(22,476)
Noncash stock-based compensation	1,020	433	268
Deposits on purchases of homebuilding inventory	(12,002)	(5,179)	(1,918)
Changes in other operating assets and other liabilities, net of effects of non-cash investing and financing activities:
Homebuilding inventory	(557,739)	(117,405)	(306)
Contracts receivable	49,999	43,214	—
Restricted cash	7,097	(6,407)	(794)
Other assets	(11,511)	(7,398)	2,617
Other liabilities	(2,407)	8,168	(2,548)
Interest payable	(37,809)	(20,262)	466

Net cash (used in) provided by operating activities	(501,149)	(52,445)	8,370

Cash Flows from Investing Activities
Cash paid for acquisition of rental apartment communities	(39,667)	(15,526)	—
Cash paid for land acquired for development	(467)	(4,535)	(2,156)
Cash received from the sale of real estate	86,653	14,706	24,244
Capital improvements of real estate	(8,665)	(9,877)	(11,161)
Construction costs of real estate under development	(45,980)	(11,118)	(10,233)
Earnest money deposits paid	(1,186)	(1,196)	(87)
Distributions from partnerships and joint ventures	67,593	15,658	12,120
Advances to partnerships and joint ventures for development costs or for the purchase of land for development	(54,465)	(31,193)	(35,271)
Net cash acquired with consolidation of partnerships and joint ventures	170	278	—
The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands)

	For the Years Ended December 31,
	2005	2004	2003
	Restated	Restated
Cash Flows from Investing Activities (continued)
Proceeds from disposition of other assets	$—	$2,075	$—
Distributions to minority partners of consolidated partnerships and joint ventures	(11,033)	(3,167)	(1,245)
Buyout of minority partners	(21,850)	(11,081)	—
Other assets	652	18	152

Net cash used in investing activities	(28,245)	(54,958)	(23,637)

Cash Flows from Financing Activities
Proceeds from borrowings	1,442,704	438,008	230,565
Principal payments on notes payable	(877,523)	(323,673)	(204,765)
Deferred borrowing costs paid	(11,289)	(9,749)	(3,088)
Premium paid on conversion of convertible notes	(4,340)	—	—
Stock repurchases	(11,955)	(2,093)	(4,186)
Dividends to stockholders	(929)	(904)	(791)
Proceeds from the exercise of stock options	6,081	5,880	246
Cash overdrafts	3,628	600	(20)
Other assets and liabilities	(316)	85	909

Net cash provided by financing activities	546,061	108,154	18,870

Net increase in cash and cash equivalents	16,667	751	3,603
Cash and cash equivalents, beginning of year	22,377	21,626	18,023

Cash and cash equivalents, end of year	$39,044	$22,377	$21,626

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid, net of capitalized interest	$45,669	$37,454	$21,851

Income taxes paid	$21,987	$470	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands)

	For the Years Ended December 31,
	2005	2004	2003
	Restated	Restated
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Assets acquired and liabilities assumed in connection with the purchase of rental apartment communities:
Real estate	$39,342	$15,409	$—
Restricted cash	172	114	—
Other assets	555	163	—
Other liabilities	(402)	(160)	—

Cash paid for acquisition of rental apartment communities	$39,667	$15,526	$—

Assets written off and liabilities released in connection with the sale of real estate:
Real estate	$108,172	$24,579	$27,600
Other assets	4,149	648	523
Notes and interest payable	(94,749)	(28,519)	(27,394)
Other liabilities	(2,014)	(368)	(826)
Minority interest	(39)	—	—
Gain on sale	71,134	18,366	24,341

Cash received from the sale of real estate	$86,653	$14,706	$24,244

Effect on assets and liabilities of the consolidation of 15 apartment communities, six homebuilding projects, and one commercial property in 2004, and four apartment communities in 2005:
Real estate	$41,620	$201,650	$—
Homebuilding inventory	17,161	114,921	—
Contracts receivable	—	78,066	—
Investments in and advances to partnerships and joint ventures	425	(72,053)	—
Restricted cash	1,421	18,789	—
Other assets	492	16,889	—
Cash acquired on consolidations	170	278	—
Notes and interest payable	(60,030)	(343,460)	—
Other liabilities	(1,259)	(24,192)	—
Minority interest	—	(7,691)	—
Cumulative effect of change in accounting principle	—	16,803	—

	$—	$—	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands)

	For the Years Ended December 31,
	2005	2004	2003
	Restated	Restated
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES (Continued):

Effect on assets and liabilities of the transfer of one apartment community to an unconsolidated joint venture in 2003:
Real estate	$—	$—	$(16,377)
Investments in and advances to partnerships and joint ventures	—	—	2,549
Restricted cash	—	—	—
Other assets	—	—	(260)
Notes and interest payable	—	—	13,424
Other liabilities	—	—	664

	$—	$—	$—

Purchase of mortgage receivable financed with note payable	$—	$—	$12,826

Liabilities that financed the purchase of homebuilding inventory	$636,381	$77,996	$61,279

Real estate transferred to homebuilding inventory	$174,311	$—	$—

Conversion of convertible debt to common stock	$56,250	$—	$—

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
Ansonia is a partnership in which Tarragon owns a majority noncontrolling equity interest. Historically, Tarragon has used the equity method to account for its investment in Ansonia. However, the Audit Committee decided the Company should consolidate Ansonia in accordance with the Financial Accounting Standards Board’s Interpretation 46R (“FIN 46R”), “Consolidation of Variable Interest Entities.” Accordingly, Tarragon is restating its financial statements and other financial information for the years and for each of the quarters in the years 2005 and 2004 and for the first quarter of 2006.
The effect of the restatement on prior period financial statement included in this report is discussed in NOTE 16. “RESTATEMENT OF PRIOR-PERIOD FINANCIAL STATEMENTS.”
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of consolidation. The Consolidated Financial Statements include the accounts of Tarragon, its subsidiaries, and partnerships and joint ventures (which consist primarily of limited liability companies) it controls. Tarragon is deemed to control partnerships and joint ventures that have no unaffiliated owners and for which Tarragon is designated as the manager and the outside owners are given no participating rights, as defined in the Financial Accounting Standard Board’s (“FASB”) Emerging Issues Task Force 96-16 (“EITF 96-16”) and EITF 04-5 Consensuses. All significant intercompany transactions and balances have been eliminated.
In December 2003, the FASB issued FIN 46R. FIN 46R changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46R requires a variable interest entity (“VIE”) to be consolidated by a company if that company is exposed to a majority of the expected losses from the VIE’s activities, entitled to receive a majority of the entity’s residual returns, or both. Additionally, if the holders of equity at risk as a group do not have controlling financial interest, the entity may be defined as a VIE. Once an entity is determined to be a VIE, the primary beneficiary must consolidate the VIE into its financial statements. We adopted the provisions of FIN 46R on January 1, 2004, and consolidated eight joint ventures with total assets of $390.6 million and total liabilities of $339.9 million. In connection with the consolidation of these VIEs, we recorded a change of $16.8 million as a cumulative effect of change in accounting principle.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
At December 31, 2005, we have consolidated five joint ventures identified as VIEs of which we are the primary beneficiary in accordance with FIN 46R. Their assets and liabilities were recorded at carrying value. The five entities consist of one partnership with 25 investment rental communities with 6,044 apartments, two limited liability companies that are developing rental apartment communities, one with 328 units and the other with 90 units, one limited liability company engaged in homebuilding with a 215-unit age-restricted traditional new development, and one limited liability partnership engaged in land development. The aggregate total assets of these VIEs were $410 million as of December 31, 2005. Of the total assets, $316.4 million is classified as real estate held for investment, and $72.5 million is classified as homebuilding inventory in the accompanying December 31, 2005, Consolidated Balance Sheet. Gross revenue of these VIEs for the year ended December 31, 2005, contributed $10.7 million to homebuilding sales and $24.6 million to rental revenue.
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

Carpet and vinyl flooring	5 years
Appliances and common area upgrades	10 years
Roof replacements	10-15 years
Boiler/HVAC replacements	10-20 years
Plumbing replacements and apartment upgrades	20 years
Building and building improvements	40 years
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
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” operating results for assets sold or held for sale are presented as discontinued operations for current and all prior years presented.

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
Capitalized interest. We capitalize interest on funds used in constructing property from the date of initiation of construction activities through the time the property is ready for leasing or sale. Interest of $42.6 million, $14.2 million, and $1.7 million was capitalized during 2005, 2004, and 2003, respectively. Total interest incurred for 2005, 2004, and 2003 was $96.3 million, $40.8 million, and $19.7 million, respectively.
Cash equivalents. We consider all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.
Restricted cash. Restricted cash is primarily escrow accounts, generally held by the lenders of certain of our mortgage notes payable, for taxes, insurance, and property repairs and replacements and buyer deposits on our for-sale properties held in escrow.
Other assets. Other assets consist primarily of notes and interest receivable, tenant accounts receivable, deferred borrowing costs, prepaid leasing commissions, and earnest money deposits and other pursuit costs related to potential homebuilding projects. Deferred borrowing costs are amortized on the straight-line method (which has approximated the effective interest method) over the related loan terms, and such amortization is included in interest expense. Prepaid leasing commissions are amortized to leasing commission expense, included in property operating expenses, on the straight-line method over the related lease terms.
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
Stock-based awards. Prior to 2002 we applied Accounting Principles Board’s Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for our stock option plans. In 2002, we adopted the fair value method defined in SFAS No. 123, “Accounting for Stock-Based Compensation,” which indicates that the fair value method is the preferable method of accounting. In December 2002, the FASB amended SFAS No. 123 by issuing SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which we adopted upon issuance. We elected to apply the fair value method prospectively for all options granted since the beginning of 2002.
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

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	For the Years Ended December 31,
	2005	2004	2003
	Restated	Restated
Net income allocable to common stockholders, as reported	$87,599	$28,614	$30,409
Add:
Stock-based employee compensation expense included in reported net income, net of income taxes	632	259	268
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(653)	(280)	(465)

Pro forma net income allocable to common stockholders	$87,578	$28,593	$30,212

Earnings per common share Net income allocable to common stockholders, as reported	$3.39	$1.27	$1.38

Net income allocable to common stockholders, pro forma	$3.39	$1.27	$1.37

Earnings per common share – assuming dilution Net income allocable to common stockholders, as reported	$2.93	$1.09	$1.20

Net income allocable to common stockholders, pro forma	$2.93	$1.09	$1.19

Marketing costs. Marketing costs, including advertising, incurred in connection with newly constructed rental apartment communities in lease-up are deferred and amortized to property operating expenses over the lease-up period. Marketing costs incurred in connection with for-sale communities are deferred and recorded as cost of sales when sales revenue is recognized. All other advertising costs are recorded to property operating expenses as incurred. Total advertising costs included in operating expenses were $1.2 million (net of $297,000 included in discontinued operations) in 2005, $1.2 million (net of $492,000 included in discontinued operations) in 2004, and $545,000 (net of $628,000 included in discontinued operations) in 2003.
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
During 2005, we purchased the interests of our outside partners in eight separate entities, which were presented as minority interests. In January 2005, we acquired our partners’ interests in One Las Olas, Ltd., 100 East Las Olas, Ltd., East Las Olas, Ltd., and Metropolitan Sarasota, Ltd. for $14.8 million. In April 2005, we purchased the 30% outside member’s interest in Fenwick Tarragon Apartments, L.L.C. for $1 million. In May 2005, we purchased the 30% outside partners’ interest in Guardian-Jupiter Partners, Ltd., for $5 million. We purchased the 30% outside member’s interest in Summit/Tarragon Murfreesboro, L.L.C. for $1.5 million in September 2005. Lastly, also in September 2005, we purchased the 30% outside member’s interest in Lake Sherwood Partners, L.L.C. for $3.4 million. The excess of the aggregate $11.9 million purchase prices over the carrying amounts of the minority interests was capitalized to the basis of the properties.
NOTE 3. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES
Investments in and advances to partnerships and joint ventures consisted of the following at December 31:

		Carrying Amount
	Profits Interest	2005	2004
		Restated	Restated
801 Pennsylvania Avenue	50%	$—	$30
Ansonia Liberty, L.L.C. (1)	90%	—	10
Choice Home Financing, L.L.C.	50%	425	—
Danforth Apartment Owners, L.L.C. (1), (2)	99%	—	—
Delaney Square, L.L.C.	50%	—	5,778
Hoboken joint ventures:
900 Monroe Street Development, L.L.C.	63%	4,134	1,792
Block 106 Development, L.L.C.	63%	11,228	—
Block 99/102 Development, L.L.C.	55%	15,956	5,622
Block 144 Development, L.L.C.	63%	4,026	282
Block 112 Development, L.L.C.	63%	10,918	1,975
TDC/Ursa Hoboken Sales Center, L.L.C.	48%	1,455	1,140
Thirteenth Street Development, L.L.C.	50%	—	12,749
Upper Grand Realty, L.L.C.	50%	—	345
Larchmont Associates, L.P. (3)	57%	—	2,026
LOPO, L.P.	50%	6,251	—
Merritt Stratford, L.L.C.	50%	256	229
Orchid Grove, L.L.C.	50%	2,774	4,646
Orion Towers Tarragon L.L.P.	70%	15,662	2,100
Park Avenue at Metrowest, Ltd.	50%	4,363	6,119
Tarragon Calistoga, L.L.C.	80%	632	632
Tarragon Savannah I & II, L.L.C. (1), (2)	99%	—	2,232
Vineyard at Eagle Harbor, L.L.C. (2)	99%	—	—

		$78,080	$47,707

(1)	In November 2005, Tarragon contributed its interests in Ansonia Liberty, Danforth Apartment Owners, and Tarragon Savannah I & II to Ansonia Apartments, L.P., a consolidated partnership.

(2)	In November 2005, we acquired the interest of Aetna in these joint ventures. All of these entities are now consolidated.

(3)	This partnership’s sole asset, Arbor Glen Apartments, was sold in January 2005.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 3. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES (Continued)
We exercise significant influence over but hold noncontrolling interests in each of the above partnerships or joint ventures or our outside partners have significant participating rights, as defined in EITF 96-16 and EITF 04-5. Therefore, we account for our investments in these partnerships and joint ventures using the equity method.
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

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 3. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES (Continued)
Below are summarized financial data for Park Avenue Metrowest, LLC (“Park Avenue Tarragon”) individually and combined for our other unconsolidated partnerships and joint ventures that are not individually significant as of and for the periods indicated. Park Avenue Tarragon reported no revenues or expenses prior to 2004.

	Park Avenue		All
	Tarragon	Other	Partnerships
	Restated		Restated
December 31, 2005

Homebuilding inventory	$15,323	$182,310	$197,633
Real estate	—	14,097	14,097
Accumulated depreciation	—	(7,573)	(7,573)
Other assets, net	9,921	16,580	26,501
Notes and interest payable	—	(114,602)	(114,602)
Other liabilities	(5,234)	(16,130)	(21,364)

Partners’ capital	$20,010	$74,682	$94,692

Our proportionate share of partners’ capital	$9,987	$52,616	$62,603
Undistributed cash collected on behalf of partnership	(6,665)	—	(6,665)
Liability established for excess distributions	—	13,274	13,274
Liability established for debt guarantees	—	2,070	2,070
Costs associated with investment in joint ventures	1,041	5,757	6,798

Investments in and advances to partnerships and joint ventures	$4,363	$73,717	$78,080

Year Ended December 31, 2005
Homebuilding sales	$130,440	$100,366	$230,806
Cost of homebuilding sales	(91,863)	(70,987)	(162,850)
Rental revenue	—	11,570	11,570
Mortgage banking income	—	916	916
Property and other operating expenses	—	(5,097)	(5,097)
Interest expense	—	(4,553)	(4,553)
Depreciation expense	—	(1,906)	(1,906)

Income from continuing operations	38,577	30,309	68,886
Discontinued operations
Loss from operations (1)	—	(263)	(263)
Loss on sale of real estate	—	(350)	(350)

Net income	38,577	29,696	68,273
Elimination of interest and management fees paid to Tarragon	132	377	509

Net income before interest and management fees paid to Tarragon	$38,709	$30,073	$68,782

Equity in income of partnerships and joint ventures:
Tarragon’s share of net income before interest and management fees paid to Tarragon	$18,507	$11,008	$29,515
Cash distributions in excess of investment	—	88	88

Equity in income of partnerships and joint ventures	$18,507	$11,096	$29,603

(1)	Revenue presented in discontinued operations was $172,000.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 3. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES (Continued)

	Park Avenue		All
	Tarragon	Other	Partnerships
			Restated
December 31, 2004

Homebuilding inventory	$89,164	$55,624	$144,788
Real estate	—	90,009	90,009
Accumulated depreciation	—	(19,213)	(19,213)
Other assets, net	2,223	90,389	92,612
Notes and interest payable	(79,334)	(145,843)	(225,177)
Other liabilities	(584)	(16,980)	(17,564)

Partners’ capital	$11,469	$53,986	$65,455

Our proportionate share of partners’ capital	$6,005	$29,566	$35,571
Cash distributions in excess of investment	—	2,206	2,206
Liability established for debt guarantees	114	276	390
Advances	—	9,540	9,540

Investments in and advances to partnerships and joint ventures	$6,119	$41,588	$47,707

Year Ended December 31, 2004

Homebuilding sales	$—	$95,031	$95,031
Cost of homebuilding sales	—	(65,681)	(65,681)
Rental revenue	—	15,073	15,073
Property and other operating expenses	—	(6,749)	(6,749)
Interest expense	—	(5,341)	(5,341)
Depreciation expense	—	(2,676)	(2,676)

Income from continuing operations	—	29,657	29,657
Discontinued operations
Loss from operations (1)	—	(872)	(872)
Gain on sale of real estate	—	2,604	2,604

Net income	—	31,389	31,389
Elimination of interest and management fees paid to Tarragon	—	410	410

Net income before interest and management fees paid to Tarragon	$—	$31,799	$31,799

Equity in income of partnerships and joint ventures:
Tarragon’s share of net income before interest and management fees paid to Tarragon	$—	$16,355	$16,355
Impairment loss	—	(1,162)	(1,162)

Equity in income of partnerships and joint ventures	$—	$15,193	$15,193

(1)	Revenue presented in discontinued operations was $1.7 million.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 3. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES (Continued)

All
Partnerships
Year Ended December 31, 2003

Homebuilding sales	$97,583
Cost of homebuilding sales	(77,381)
Rental revenue	45,886
Property and other operating expenses	(23,737)
Interest expense	(17,170)
Depreciation expense	(8,835)

Income from continuing operations	16,346
Discontinued operations
Loss from operations (1)	(1,477)

Net income	14,869
Elimination of interest and management fees paid to Tarragon	4,325

Net income before interest and management fees paid to Tarragon	$19,194

Equity in income of partnerships and joint ventures:
Tarragon’s share of net income before interest and management fees paid to Tarragon	$13,669
Cash distributions in excess of investment	9,120
Impairment loss	(313)

Equity in income of partnerships and joint ventures	$22,476

(1)	Revenue presented in discontinued operations was $1.6 million.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 4. NOTES AND INTEREST PAYABLE
Notes and interest payable consisted of the following at December 31:

	2005		2004
	Estimated		Estimated
	Fair	Book	Fair	Book
	Value	Value	Value	Value

Loans on homebuilding developments	$762,174	$760,152	$217,674	$217,674
Mortgages on real estate, (restated)	487,085	476,942	602,078	582,584
Subordinated unsecured notes	65,000	65,000	—	—
Senior convertible notes	9,687	5,750	62,000	62,000
Other notes payable	11,530	11,144	8,400	8,400
Accrued interest, (restated)	7,493	7,493	4,695	4,695

	$1,342,969	$1,326,481	$894,847	$875,353

Notes payable at December 31, 2005, bear interest at fixed rates from 1% to 8.79% per annum and variable rates currently ranging from 6.06% to 9.89% and mature from 2006 through 2051. The loans are generally nonrecourse, with the exception of construction loans, and are collateralized by deeds of trust on real estate with an aggregate net carrying value of $1.4 billion. Some of our construction loans contain certain financial covenants. We are in compliance with all of the financial covenants as of December 31, 2005.
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
At December 31, 2005, scheduled principal payments on notes payable are due as follows:

Restated
2006	$304,229
2007	330,618
2008	119,694
2009	28,882
2010	27,580
Thereafter	507,985

$1,318,988

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

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

	For the Years Ended December 31,
	2005	2004	2003
Net income, (restated) allocable to common stockholders, as reported	$87,599	$28,614	$30,409
Add:
Interest expense on convertible notes, net of income taxes	6,757	918	—

Net income, (restated) allocable to common stockholders — assuming dilution	$94,356	$29,532	$30,409

Weighted average shares of common stock used in computing earnings per share	25,823,431	22,528,561	21,975,137
Convertible preferred interest of minority partner in consolidated joint venture	668,096	668,096	668,096
Convertible notes	3,404,846	1,313,008	—
Effect of stock appreciation rights	97,152	7,529	—
Effect of stock options	2,202,790	2,530,179	2,743,569

Weighted average shares of common stock used in computing earnings per share – assuming dilution	32,196,315	27,047,373	25,386,802

Earnings per common share
Net income, (restated) allocable to common stockholders	$3.39	$1.27	$1.38

Net income, (restated) allocable to common stockholders — assuming dilution	$2.93	$1.09	$1.20

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

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 8. STOCK-BASED AWARDS (Continued)
The following table summarizes stock appreciation rights (“SARs”) activity:

	For the Years Ended December 31,
	2005		2004
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	SARs	Prices	SARs	Prices
Outstanding at January 1	105,300	$8.75	—	$—
Granted	311,000	15.78	105,300	8.75
Exercised	(88,150)	15.37	—	—
Forfeited	(4,354)	23.07	—	—

Outstanding at December 31	323,796	$13.74	105,300	$8.75

Exercisable at December 31	35,650	$10.28	7,800	$8.65

Weighted average grant-date fair value of SARs granted:
To employees and directors		$3.49		$2.52

These stock appreciation rights have ten-year terms, are limited in appreciation to $15 per share, and may be settled only in shares of our common stock.
The fair value of each option and stock appreciation right is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Years Ended December 31,
	2005	2004	2003
			Granted in
			Connection with
	Granted to	Granted to	Acquisition of	Granted to
	Employees	Employees	Homebuilding	Employees
	and Directors	and Directors	Inventory	and Directors
Dividend yield	—	—	—	—
Expected volatility	21%	22%	22%	22%
Risk-free interest rate	3.64%	4.21%	3.78%	3.90%
Expected lives (in years)	4.62	6.58	8	8
Forfeitures	1.8%	1.8%	—	1.4%
The following table summarizes information about the options outstanding at December 31, 2005:

	Outstanding			Exercisable
		Weighted
Range of		Average	Weighted		Weighted
Exercise		Contractual	Average		Average
Prices	Options	Life	Exercise Price	Options	Exercise Price
$1.63-3.53	1,691,839	4.60	$3.14	1,691,467	$3.14
4.24-5.42	773,803	5.64	4.69	548,747	4.71
7.47-8.89	126,375	7.92	8.41	46,500	8.35
9.13-12.07	68,250	8.27	9.85	21,038	10.60
20.93-25.32	61,500	9.53	24.56	—	—

$1.63-25.32	2,721,767	5.26	$4.48	2,307,752	$3.68

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
Tarragon provides asset and property management services for certain properties owned by partnerships and joint ventures accounted for by the equity method. Tarragon received management fees of $504,000 in 2005, $447,000 in 2004, and $1.7 million in 2003 from these properties and recognized as income $132,000, $66,000, and $414,000 for the portion of the fee allocable to our joint venture partners. The remaining portion of the fees was treated as a return of our investment.
Tarragon’s partners in Ansonia and Tarragon Calistoga, L.L.C. include certain directors and officers of Tarragon.
In 2003, Tarragon recognized as interest income $678,000 on advances to One Las Olas, Ltd., a partnership that we accounted for on the equity method until January 1, 2004. The income recognized was the portion of the interest allocable to our partners. The remainder of the interest, $3.6 million, was treated as a reduction of project costs of Las Olas River House.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 9. RELATED PARTY TRANSACTIONS (Continued)
Tarragon recognized income of $61,000 in 2004 and $291,000 in 2003 in connection with development and construction of one of our homebuilding projects in which outside partners hold an interest. The income represents the portion of a developer’s fee allocable to the outside partners’ interest.
NOTE 10. INCOME TAXES
The provision for income taxes consists of the following:

	For the Years Ended December 31,
	2005	2004	2003 (1)
	Restated	Restated
Current:
Federal	$27,155	$1,260	$—
State	2,421	600	—

	29,576	1,860	—

Deferred:
Federal	22,674	3,412	—
State	2,105	—	—

	24,779	3,412	—

Income tax expense	$54,355	$5,272	$—

(1)	No current or deferred income tax expense was recognized in 2003 due to the application of net operating loss carryforwards.
Income taxes payable consists of the following:

	December 31,
	2005	2004
	Restated	Restated
Current	$8,327	$1,525
Deferred	27,736	2,957

Income taxes payable	$36,063	$4,482

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 10. INCOME TAXES (Continued)
A reconciliation of computed income taxes to actual income taxes follows:

	For the Years Ended December 31,
	2005	2004	2003
	Restated	Restated
Income from continuing operations before taxes	$72,665	$32,598	$8,487
Statutory Federal income tax rate	35%	35%	34%

Income taxes at statutory rate	25,433	11,409	2,886
State income taxes, net of Federal benefit	2,363	989	293
Adjustment to correct deferred tax liabilities	—	2,112	—
Other	(147)	(274)	23
Change in valuation allowance	—	(16,396)	(3,202)

Income tax provision (benefit)	$27,649	$(2,160)	$—

The following table discloses the components of the deferred tax amounts at December 31, 2005 and 2004:

	December 31,
	2005	2004
Deferred tax assets – temporary differences:
Outside basis in partnership assets	$6,298	$2,309
Distributions and losses allocable to outside partners in excess of basis in consolidated partnerships, (restated)	5,806	2,154
Allowance for losses	623	7
Prepaid rent	101	29
Deferred revenue	2,040	237
Accrued benefits	1,899	420
Accrued settlements and other	560	—
Stock-based awards	461	117
Other	5	97

Total deferred tax assets — temporary differences, (restated)	17,793	5,370
Alternative minimum tax credit carryforward	—	1,594
Net operating loss carryforward	—	2,437

Total deferred tax assets, (restated)	17,793	9,401

Deferred tax liabilities — temporary differences:
Distributions from partnerships and joint ventures in excess of basis, (restated)	852	2,570
Investments in partnerships and joint ventures, (restated)	37,523	6,973
Real estate	6,153	2,815
Prepaid insurance	720	—
Straight-line rent	281	—

Total deferred tax liabilities, (restated)	45,529	12,358

Net deferred tax liabilities, (restated)	$(27,736)	$(2,957)

In 2004, our provision for income taxes is net of the reversal of a valuation allowance against net deferred tax assets of $16.4 million. The valuation allowance was reversed during the second quarter of 2004 as it was determined that realization of our deferred tax asset was more likely than not.

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

$29,491

NOTE 12. COMMITMENTS AND CONTINGENCIES
In April 2003, in connection with the renovations at Pine Crest Village at Victoria Park, our contractor inadvertently disturbed asbestos-containing materials. These actions have been under investigation by the Environmental Protection Agency, the United States Attorney for the Southern District of Florida and a federal grand jury for possible violations of federal criminal laws. We are currently engaged in discussions with the United States Attorney concerning a possible resolution of this matter that would involve the imposition of fines and a felony criminal plea. At December 31, 2005, we have accrued a $1 million loss contingency for the estimated fines. This accrual is included in other liabilities in the accompanying Consolidated Balance Sheets. In addition, one current and one former employee of Tarragon with oversight responsibility for the Pine Crest condominium conversion have received written notices from the United States Attorney advising them that they are a target of the grand jury’s criminal investigation. We have incurred legal and other professional fees and costs of relocation of residents in connection with this matter of $468,000 to date. Remediation has been completed at a cost of approximately $795,000.
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

$5,828

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 13. ASSETS HELD FOR SALE
In March 2005, our board of directors approved a plan to divest substantially all of our Investment Division properties. Pursuant to this plan, we sold 15 properties during 2005. The remaining Investment Division properties we intend to sell are classified as assets held for sale as of December 31, 2005, and their results of operations, along with the results of operations of the 15 properties sold, are presented in discontinued operations.
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

	For the Years Ended December 31,
	2005	2004	2003
Rental revenue	$26,431	$38,078	$39,803
Property operating expenses	(15,512)	(20,760)	(23,035)
Interest expense	(6,408)	(8,519)	(8,471)
Depreciation expense	(211)	(7,390)	(8,708)
Impairment charges	(1,438)	(400)	—

Income (loss) from operations before income taxes	2,862	1,009	(411)
Income tax expense	(1,089)	(396)	—

Income (loss) from operations	$1,773	$613	$(411)

Gain on sale of real estate before income taxes	67,326	17,988	23,118
Income tax expense	(25,617)	(7,038)	—

Gain on sale of real estate	$41,709	$10,950	$23,118

In 2005, we recorded a total of $1.4 million in impairment charges to reduce the carrying values of four properties in our Investment Division after entering into contracts for sale, reducing their carrying value to the

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 13. ASSETS HELD FOR SALE (Continued)
sale price less estimated costs of sale. In 2004, we recorded an impairment charge of $400,000 to reduce the carrying value of a shopping center in our Investment Division to its estimated fair value less estimated costs of sale.
NOTE 14. SEGMENT REPORTING
Our business is divided into two principal segments – homebuilding and the operation of our investment portfolio. Our Homebuilding Division is the main focus of our business in terms of financial and human capital. Our activities in the Homebuilding Division encompass condominium conversions of existing apartment communities, the development of town homes and new mid-rise or high-rise condominiums for sale to residents, land development and sale, and development of new rental properties, primarily apartment communities. Funds generated by the operation, sale, or refinancing of properties in the investment portfolio support our overhead and finance our homebuilding activities. As discussed in NOTE 13. “ASSETS HELD FOR SALE,” in March 2005, our board of directors approved a strategic plan to divest a substantial portion of our Investment Division properties. Pursuant to this plan, we sold 15 properties during 2005, and at December 31, 2005, had 14 properties classified as held for sale.
Homebuilding. Our active for-sale communities at December 31, 2005, include the following:

		Remaining Homes
Community	Location	or Home Sites
High-and mid-rise developments:
1100 Adams	Hoboken, NJ	76
900 Monroe (2)	Hoboken, NJ	125
Alta Mar	Ft. Meyers, FL	131	(1)
Block 88	Hoboken, NJ	220
Block 99 (2)	Hoboken, NJ	217
The Exchange	Ft. Lauderdale, FL	87
Las Olas River House	Ft. Lauderdale, FL	40	(1)
One Hudson Park	Edgewater, NJ	168
Trio	Palisades Park, NJ	196
XII Hundred Grand (2), (3) ,	Hoboken, NJ	—	(1)
XIII Hundred Grand (2) , (3)	Hoboken, NJ	—	(1)
		1,260

Condominium and townhome conversions:
210 Watermark	Bradenton, FL	216
5600 Collins Avenue	Miami Beach, FL	6
Bermuda Island	Naples, FL	360
Bishops Court at Windsor Parke	Jacksonville, FL	324
The Bordeaux	Orlando, FL	96
Central Park at Lee Vista	Orlando, FL	210
Georgetown at Celebration (3)	Celebration, FL	—
Cordoba Beach Park	Tampa, FL	97
The Grande (2)	Orlando, FL	1
The Hamptons (2)	Orlando, FL	102
Knightsbridge at Stoneybrooke	Orlando, FL	396
Lofts on Post Oak (2)	Houston, TX	316
Madison at Park West	Charleston, SC	244
Mirabella	Jacksonville, FL	400
Monterra at Bonita Springs	Bonita Springs, FL	244
Montreux at Deerwood Lake	Jacksonville, FL	237
Oxford Place	Tampa, FL	298

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
Investment. This division includes properties with stabilized operations. We consider a property stabilized when development or renovation is substantially complete and recurring operating income exceeds operating expenses and debt service. At December 31, 2005, our Investment Division had 8,777 consolidated stabilized apartments. It also had consolidated commercial properties with 884,000 square feet and one commercial property owned through an unconsolidated joint venture with 62,000 square feet. The results of operations of five consolidated apartment communities with 948 units and nine consolidated commercial properties with 782,000 square feet that are held for sale have been presented in discontinued operations in the accompanying Consolidated Statements of Income.

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
We allocate our general and administrative expenses between the segments based on the functions of the corporate departments. We allocate other corporate items, including interest income, management fee and other revenue, and minority interests in income of consolidated partnerships and joint ventures, that are not directly associated with one of our divisions in the same proportions as general and administrative expenses are allocated. Income tax expense and liabilities are not allocated between the divisions. Income tax liabilities totaled $36.1 million at December 31, 2005, and $4.5 million at December 31, 2004.

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

	HOMEBUILDING DIVISION
	Operating Statements
	For the Years Ended December 31,
	2005		2004		2003
Homebuilding sales	$735,528	100%	$315,496	100%	$298,571	100%
Cost of homebuilding sales (1)	(557,848)	(76%)	(240,960)	(76%)	(246,309)	(82%)

Gross profit on homebuilding sales	177,680	24%	74,536	24%	52,262	18%

Minority interests in homebuilding sales of consolidated partnerships and joint ventures	(2,093)	—	(2,822)	(1%)	(409)	—
Outside partners’ interests in homebuilding sales of unconsolidated partnerships and joint ventures	(33,627)	(5%)	(14,664)	(5%)	(3,887)	(1%)
Outside partners’ interest in intercompany sales of unconsolidated partnerships and joint ventures	—	—	—	—	(3,988)	(1%)
Overhead costs associated with investment in joint ventures	(1,410)	—	—	—	—	—
Performance-based compensation related to projects of unconsolidated partnerships and joint ventures	(2,662)	—	—	—	—	—
Additional costs attributable to profits recognized by the investment division on intercompany sales	(2,363)	—	(6,701)	(2%)	(5,640)	(2%)

	135,525	19%	50,349	16%	38,338	14%

Other income and expenses:
Net income (loss) from rental operations	837	—	(2,027)	(1%)	(6,069)	(2%)
Mortgage banking income	457	—	—	—	—	—
General and administrative expenses	(16,229)	(2%)	(14,341)	(5%)	(11,500)	(4%)
Other corporate items	550	—	1,289	—	1,896	1%
Prepayment penalty on early retirement of debt in connection with condominium conversion	—	—	—	—	(3,117)	(1%)
Impairment charges	—	—	(733)	—	(313)	—
Gain on sale of real estate or disposition of other assets	1,979	—	2,048	1%	—	—
Provision for loss contingency	(1,000)	—	—	—	—	—

Income before taxes	$122,119	17%	$36,585	11%	$19,235	8%

(1)	Cost of homebuilding sales includes marketing and advertising of for-sale communities, salaries and office costs related to personnel directly involved in acquiring, managing, and accounting for for-sale communities, as well as land, construction costs, architectural and engineering fees, and capitalized interest.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 14. SEGMENT REPORTING (Continued)

	HOMEBUILDING DIVISION
	Balance Sheets
	December 31,
	2005	2004
Assets
Homebuilding inventory (1)	$1,079,811	$287,873
Real estate held for investment	71,022	42,446
Contracts receivable	49,745	99,744
Investments in partnerships and joint ventures	78,080	44,217
Cash and cash equivalents	36,638	20,136
Restricted cash	18,846	23,757
Other assets	56,745	29,600

	$1,390,887	$547,773

Liabilities and Equity
Notes and interest payable	$768,345	$237,358
Other liabilities	78,416	55,997

	846,761	293,355

Minority interest	3,309	11,259
Equity	540,817	243,159

	$1,390,887	$547,773

(1)	Prior to 2004, the Homebuilding Division recognized profits on properties it transferred to the Investment Division upon completion and stabilization. In 2004, we began to transfer properties between divisions at cost. In 2005, nine properties were transferred from the Investment Division to the Homebuilding Division for conversion and sale as condominium homes. Homebuilding inventory of the Homebuilding Division includes $24.7 million of additional basis as of December 31, 2005 and $519,000 as of December 31, 2004 related to these profits from transfers prior to 2004.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 14. SEGMENT REPORTING (Continued)

	INVESTMENT DIVISION
	Operating Statements
	For the Years Ended December 31,
	2005		2004		2003
	Restated		Restated
Rental revenue	$114,827	100%	$135,605	100%	$124,174	100%
Property operating expenses	(59,492)	(52%)	(68,908)	(51%)	(65,185)	(52%)

Net operating income	55,335	48%	66,697	49%	58,989	48%
Net gain on sale of real estate	63,971		20,592		21,384
Distributions from unconsolidated partnerships and joint ventures in excess of investment	88		—		9,120
Minority interests in income of consolidated partnerships and joint ventures	(7,685)		(3,005)		(1,770)
Elimination of management and other fees paid to Tarragon by unconsolidated partnerships and joint ventures	310		410		1,525
Outside partners’ interests in (income) losses of unconsolidated partnerships and joint ventures	(1,723)		(443)		614
General and administrative expenses (including investment banking advisory fees of $2,375 for the year ended December 31, 2005)	(9,888)		(6,596)		(5,426)
Other corporate items	865		324		693
Impairment charges	(3,066)		(1,812)		—
Loss on early extinguishment of debt	(9,354)		—		—
Litigation settlement	(214)		—		—
Cumulative effect of change in accounting principle	—		(16,803)		—
Interest expense (including $7,153 of interest and premium associated with the conversion of convertible debt and includes $16,954 of prepayment penalties and the write-off of deferred borrowing costs in connection with Ansonia’s November 2005 refinance of 23 properties for the year ended December 31, 2005)	(57,889)		(39,763)		(36,422)
Depreciation expense	(18,877)		(31,074)		(29,884)

Income (loss) before taxes	$11,873		$(11,473)		$18,823

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 14. SEGMENT REPORTING (Continued)

	INVESTMENT DIVISION
	Balance Sheets
	December 31,
	2005	2004
	Restated	Restated
Assets
Real estate held for investment (1)	$373,282	$597,744
Assets held for sale (1)	71,100	21,870
Investments in partnerships and joint ventures	—	4,301
Cash and cash equivalents	2,406	2,241
Restricted cash	9,796	8,363
Other assets	14,427	19,023

	$471,011	$653,542

Liabilities and Deficit
Notes and interest payable	$555,955	$637,996
Liabilities related to assets held for sale	54,671	15,225
Other liabilities	17,543	20,664

	628,169	673,885

Minority interest	11,094	14,489
Deficit (2)	(168,252)	(34,832)

	$471,011	$653,542

(1)	Prior to 2004, the Homebuilding Division recognized profits on properties it transferred to the Investment Division upon completion and stabilization. In 2004, we began to transfer properties between divisions at cost. Real estate held for investment includes $28.9 million of additional basis as of December 31, 2005, and $72.8 million as of December 31, 2004 related to these profits from transfers prior to 2004. Assets held for sale include $7.6 million of additional basis as of December 31, 2005 related to these profits from transfers prior to 2004.

(2)	The Investment Division’s deficit is the result of distributions to the parent company exceeding accumulated divisional earnings.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 14. SEGMENT REPORTING (Continued)

	For the Years Ended December 31,
	2005		2004		2003
	Restated		Restated
Investment division net operating income:
Rental revenue
Same store stabilized apartment communities	$65,632	100%	$63,772	100%	$63,034	100%
Apartment communities stabilized during period	4,580	100%	4,717	100%	1,520	100%
Apartment communities targeted for condominium conversion in 2005	14,726	100%	26,907	100%	21,449	100%
Apartment communities acquired during period	5,697	100%	1,017	100%	—	—
Apartment communities targeted for reposition in 2003	1,602	100%	1,153	100%	1,282	100%
Apartment communities sold during period	8,502	100%	22,280	100%	22,555	100%
Commercial properties	14,088	100%	15,759	100%	14,334	100%

	114,827	100%	135,605	100%	124,174	100%

Property operating expenses
Same store stabilized apartment communities	(32,808)	(50%)	(31,980)	(50%)	(33,312)	(53%)
Apartment communities stabilized during period	(1,704)	(37%)	(1,842)	(39%)	(706)	(46%)
Apartment communities targeted for condominium conversion in 2005	(7,076)	(48%)	(12,385)	(46%)	(10,412)	(49%)
Apartment communities acquired during period	(3,385)	(59%)	(674)	(66%)	—	—
Apartment communities targeted for reposition in 2003	(1,176)	(73%)	(1,020)	(88%)	(1,113)	(87%)
Apartment communities sold during period	(5,830)	(69%)	(13,006)	(58%)	(12,906)	(57%)
Commercial properties	(7,513)	(53%)	(8,001)	(51%)	(6,736)	(47%)

	(59,492)	(52%)	(68,908)	(51%)	(65,185)	(52%)
Net operating income
Same store stabilized apartment communities	32,824	50%	31,792	50%	29,722	47%
Apartment communities stabilized during period	2,876	63%	2,875	61%	814	54%
Apartment communities targeted for condominium conversion in 2005	7,650	52%	14,522	54%	11,037	51%
Apartment communities acquired during period	2,312	41%	343	34%	—	—
Apartment communities targeted for reposition in 2003	426	27%	133	12%	169	13%
Apartment communities sold during period	2,672	31%	9,274	42%	9,649	43%
Commercial properties	6,575	47%	7,758	49%	7,598	53%

	$55,335	48%	$66,697	49%	$58,989	48%

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 14. SEGMENT REPORTING (Continued)

	For the Years Ended December 31,
	2005	2004	2003
	Restated	Restated
Reconciliation of divisional revenues to consolidated revenue:
Homebuilding division total revenue	$735,528	$315,496	$298,571
Less homebuilding revenue from intercompany sales	—	—	(144,709)
Less homebuilding sales revenue of unconsolidated partnerships and joint ventures	(230,806)	(95,031)	(97,583)
Add management fee and other revenue included in other corporate items	278	633	724
Add rental revenue from homebuilding properties presented in net income (loss) from rental operations (1)	13,810	1,625	11,149
Less rental revenue of unconsolidated partnerships and joint ventures	—	(6)	(4,626)

Homebuilding division contribution to consolidated revenue	518,810	222,717	63,526

Investment division rental revenue	114,827	135,605	124,174
Less investment division rental revenue presented in discontinued operations	(26,431)	(38,078)	(39,803)
Add management fee and other revenue included in other corporate items	141	(127)	197
Less rental revenue of unconsolidated partnerships and joint ventures	(11,140)	(16,783)	(42,908)

Investment division contribution to consolidated revenue	77,397	80,617	41,660

Consolidated total revenue	$596,207	$303,334	$105,186

Reconciliation of divisional income (loss) before taxes to consolidated net income:
Homebuilding division income before taxes	$122,119	$36,585	$19,235
Less homebuilding division profit from intercompany sales	—	—	(18,225)
Add additional costs attributable to profits recognized by investment division on intercompany sales (2)	2,363	6,701	5,640
Add depreciation on higher basis resulting from intercompany sales	—	30	104

Homebuilding division contribution to consolidated net income	124,482	43,316	6,754

Investment division income (loss) before taxes	11,873	(11,473)	18,823
Less investment division gain on intercompany sales	—	—	(2,885)
Add reduction to investment division gain on sale of real estate for profit previously recognized by homebuilding division (3)	4,885	—	5,844
Add depreciation on higher basis resulting from intercompany sales (3)	1,616	2,949	2,658

Investment division contribution to consolidated net income	18,374	(8,524)	24,440

Income tax expense	(54,358)	(5,274)	—

Consolidated net income	$88,498	$29,518	$31,194

(1)	Rental revenue generated by properties transferred from the Investment Division to the Homebuilding Division for conversion to condominiums and properties developed by the Homebuilding Division in lease-up.

(2)	Prior to 2004, the Investment Division recognized gains on transfers of properties to the Homebuilding Division for conversion and sale as condominium homes. Beginning in 2004, properties are transferred between divisions at cost.

(3)	Prior to 2004, the Homebuilding Division recognized profits on properties it transferred to the Investment Division upon completion and stabilization. Beginning in 2004, properties are transferred between divisions at cost.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 14. SEGMENT REPORTING (Continued)

	December 31,
	2005	2004
	Restated	Restated
Reconciliation of divisional total assets to consolidated total assets:
Homebuilding division total assets	$1,390,887	$547,773
Investment division total assets	471,011	653,542

	1,861,898	1,201,315
Less higher basis resulting from intercompany sales (1)	(61,178)	(74,029)
Add goodwill	2,691	2,691

Consolidated total assets	$1,803,411	$1,129,977

(1)	Prior to 2004, both divisions recognized gains on transfers of properties between divisions. Beginning in 2004, properties are transferred between divisions at cost.
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

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2005	Restated	Restated	Restated	Restated
Revenue	$85,991	$91,812	$266,211	$152,193
Expenses	(69,431)	(78,975)	(216,771)	(118,099)
Other income and expenses:
Equity in income of partnerships and joint ventures	8,071	7,885	10,633	3,014
Minority interests in income of consolidated partnerships and joint ventures	(836)	(738)	(737)	(7,760)
Interest income	142	157	219	477
Interest expense	(7,236)	(7,310)	(14,263)	(24,924)
Gain on sale of real estate	2,229	342	50	1,187
Loss on disposition of other assets	—	—	(300)	—
Loss on early extinguishment of debt	—	—	—	(9,354)
Litigation, settlements, and other claims	—	—	—	(1,214)

Income (loss) from continuing operations before income taxes	18,930	13,173	45,042	(4,480)
Income tax (expense) benefit	(7,323)	(5,008)	(17,017)	1,699

Income (loss) from continuing operations	11,607	8,165	28,025	(2,781)
Discontinued operations, net of income taxes
Income (loss) from operations	972	636	(152)	317
Gain on sale of real estate	8,986	—	22,437	10,286

Net income	21,565	8,801	50,310	7,822
Dividends on cumulative preferred stock	(224)	(225)	(225)	(225)

Net income allocable to common stockholders	$21,341	$8,576	$50,085	$7,597

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 15. QUARTERLY RESULTS OF OPERATIONS (Continued)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	Restated	Restated	Restated	Restated
2005
Earnings per common share
Income (loss) from continuing operations allocable to common stockholders	$.48	$.32	$1.05	$(.11)
Discontinued operations	.42	.03	.85	.37

Net income allocable to common stockholders	$.90	$.35	$1.90	$.26

Earnings per common share – assuming dilution
Income (loss) from continuing operations allocable to common stockholders	$.39	$.27	$1.01	$(.09)
Discontinued operations	.31	.02	.69	.33
Net income allocable to common stockholders	$.70	$.29	$1.70	$.24

2004

Revenue	$56,537	$62,756	$77,486	$106,555
Expenses	(49,297)	(51,986)	(64,231)	(90,729)
Other income and expenses:
Equity in income (loss) of partnerships and joint ventures	(103)	(22)	(259)	15,577
Minority interests in (income) loss of consolidated partnerships and joint ventures	(1,680)	(3,586)	(778)	68
Interest income	326	87	164	151
Interest expense	(5,954)	(6,166)	(6,492)	(8,029)
Gain on sale of real estate	378	—	—	—
Gain on disposition of other assets	377	1,698	—	—
Litigation, settlements, and other claims	—	—	—	(250)

Income from continuing operations before income taxes	584	2,781	5,890	23,343
Income tax (expense) benefit	—	14,559	(2,383)	(10,016)

Income from continuing operations	584	17,340	3,507	13,327
Discontinued operations, net of income taxes Income from operations	392	118	46	57
Gain on sale of real estate	—	2,666	—	8,284
Cumulative effect of change in accounting principle, net of income taxes	(16,803)	—	—	—

Net income (loss)	(15,827)	20,124	3,553	21,668
Dividends on cumulative preferred stock	(226)	(226)	(226)	(226)

Net income (loss) allocable to common stockholders	$(16,053)	$19,898	$3,327	$21,442

Earnings per common share
Income from continuing operations allocable to common stockholders	$.02	$.76	$.15	$.57
Discontinued operations	.02	.12	—	.36
Cumulative effect of change in accounting principle	(.78)	—	—	—

Net income (loss) allocable to common stockholders	$(.74)	$.88	$.15	$.93

Earnings per common share – assuming dilution
Income from continuing operations allocable to common stockholders	$.01	$.66	$.13	$.46
Discontinued operations	.02	.11	—	.27
Cumulative effect of change in accounting principle	(.67)	—	—	—

Net income (loss) allocable to common stockholders	$(.64)	$.77	$.13	$.73

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. RESTATEMENT OF PRIOR-PERIOD FINANCIAL STATEMENTS
In August 2006, after management’s review of the relevant accounting literature, the Audit Committee of the Board of Directors of the Company concluded that accounting for the Company’s investment in Ansonia Apartments, LP (“Ansonia”) should be changed.
Ansonia is a partnership in which Tarragon owns a majority noncontrolling equity interest. Historically, Tarragon has used the equity method to account for its investment in Ansonia. However, the Audit Committee decided the Company should consolidate Ansonia in accordance with the Financial Accounting Standards Board’s Interpretation 46R (“FIN 46R”), “Consolidation of Variable Interest Entities.” Accordingly, Tarragon is restating its financial statements and other financial information for the years and for each of the quarters in the years 2005 and 2004 and for the first quarter of 2006.
Additionally, the Company has also recorded adjustments to its consolidated financial statements as of and for the year ended December 31, 2005, relating to immaterial items not previously recorded that comprise $677,000 of the decrease in net income for the year ended December 31, 2005 and $1.1 million of the decrease in total assets as of December 31, 2005.
Al changes reflected in this footnote have been reflected throughout this consolidated financial statement as restated. The difference between the reported amounts below represent the adjustments relating to the restatement. The effects of the restatement are as follows:

	December 31, 2004		December 31, 2005
	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated
Consolidated Balance Sheets
Real estate held for investment	$489,215	$567,493	$122,165	$415,448
Investments in and advances to partnerships and joint ventures	48,074	47,707	79,173	78,080
Cash and cash equivalents	22,066	22,377	38,627	39,044
Restricted cash	30,210	32,120	21,830	28,642
Other assets, net	49,759	51,313	65,415	73,863
Total assets	1,048,291	1,129,977	1,495,544	1,803,411
Mortgages on real estate	478,135	582,584	58,969	476,942
Accrued interest	4,038	4,695	5,312	7,493
Deferred tax liability	12,720	2,957	71,793	27,736
Other liabilities	71,217	72,750	97,852	102,105
Total liabilities	874,848	971,724	1,130,643	1,510,993
Accumulated deficit	(158,553)	(173,743)	(13,661)	(86,144)
Total stockholder’s equity	151,683	136,493	350,498	278,015

	For the Year Ended		For the Year Ended
	December 31, 2004		December 31, 2005
	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated
Consolidated Statement of Income
Rental and other revenue	$62,399	$82,869	$67,212	$91,485
Property operating expenses	32,301	41,566	33,904	45,387
Depreciation expense	14,307	17,727	11,033	15,145
General and administrative expenses	20,766	20,938	26,087	26,117
Equity in income of partnerships and joint ventures	21,530	15,193	97,295	29,603
Minority interests	(3,818)	(5,976)	(2,564)	(10,071)
Interest expense	(19,373)	(26,641)	(27,801)	(53,733)
Income tax (expense) benefit	(7,400)	2,160	(62,839)	(27,649)
Income from continuing operations	33,348	34,758	102,309	45,016
Cumulative effect of change in accounting principle	—	(16,803)	—	—
Net income	44,708	29,518	145,791	88,498

Earnings per common share
Net income allocable to common stockholders	$1.94	$1.27	$5.61	$3.39

Earnings per common share assuming dilution
Net income allocable to common stockholders	$1.65	$1.09	$4.71	$2.93

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. RESTATEMENT OF PRIOR-PERIOD FINANCIAL STATEMENTS (Continued)

	For the Year Ended		For the Year Ended
	December 31, 2004		December 31, 2005
	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated
Consolidated Statements of Cash Flows
Cash Flows from Operating Activities
Net income	$44,708	$29,518	$145,791	$88,498
Deferred income taxes	14,575	4,812	59,073	24,779
Cumulative effect of change in accounting principle	—	16,803	—	—
Minority interests in income of consolidated partnerships and joint ventures	3,818	5,976	2,564	10,071
Depreciation and amortization of leasing costs	22,390	25,739	11,871	15,983
Amortization of deferred borrowing costs	3,595	3,794	16,628	19,029
Equity in income of partnerships and joint ventures	(21,530)	(15,193)	(97,295)	(29,603)
Changes in restricted cash	(6,214)	(6,407)	8,252	(7,097)
Changes in other assets	(7,754)	(7,398)	(11,544)	(11,511)
Changes in other liabilities	9,015	8,168	1,136	(2,407)
Changes in interest payable	(20,288)	(20,262)	(38,349)	(37,809)
Net cash used in operating activities	(55,750)	(52,445)	(487,149)	(501,149)

Cash Flows from Investing Activities
Capital improvements of real estate	(8,412)	(9,877)	(6,711)	(8,665)
Distributions from partnerships and joint ventures	16,735	15,658	88,864	67,593
Advances to partnerships and joint ventures for development costs or for the purchase of land for development	(27,063)	(31,193)	(3,749)	(54,465)
Net cash acquired with consolidation of partnerships and joint ventures	225	278	50	170
Distributions to minority partners of consolidated partnerships and joint ventures	(1,010)	(3,167)	(3,526)	(11,033)
Net cash (used in) provided by investing activities	(46,182)	(54,958)	53,488	(28,245)

Cash Flows from Financing Activities
Proceeds from borrowings	429,652	438,008	1,051,704	1,442,704
Principal payments on notes payable	(320,746)	(323,673)	(585,997)	(877,523)
Deferred borrowing costs paid	(9,502)	(9,749)	(4,026)	(11,289)
Net cash provided by financing activities	102,372	108,154	450,222	546,061

SCHEDULE II
TARRAGON CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2005
(dollars in thousands)

		Charged
	Beginning	(credited)			Ending
	Balance	to earnings	Deductions		Balance
Valuation allowance against deferred tax asset
Year ended December 31, 2003	$10,075	$(253)	$—		$9,822
Year ended December 31, 2004 (restated)	9,822	6,574	(16,396	)(1)	—
Year ended December 31, 2005	—	—	—		—

Valuation allowance against note receivable
Year ended December 31, 2003	$—	$—	$—		$—
Year ended December 31, 2004	—	—	—		—
Year ended December 31, 2005	—	1,628	—		1,628

(1)	Utilization of carryforwards

SCHEDULE III
TARRAGON CORPORATION
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2005
(Dollars in Thousands)
Restated

				Costs (1)
				Capitalized	Gross Carrying Amounts						Life on Which
		Initial Cost to Company		Subsequent	at End of Year						Depreciation in Latest
			Buildings and	To Acquisition		Buildings and		Accumulated	Date of	Date	Statement of Income
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Construction	Acquired	Is Computed
Properties Held For Investment
Apartments
200 Fountain New Haven, CT	$12,360	$3,081	$12,323	$1,142	$3,082	$13,464	$16,546	$599	1965	May-04	3 - 40 years
278 Main Street West Haven, CT	4,913	1,154	4,615	450	1,150	5,069	6,219	113	1988	Feb-05	3 - 40 years
Autumn Ridge East Haven, CT	5,524	397	1,589	355	400	1,941	2,341	612	1973	Dec-97	3 - 40 years
1118 Adams (2) Hoboken, NJ	15,524	3,828	1,022	18,247	3,828	19,269	23,097	—	—	Mar-04	—
Aventerra Dallas, TX	7,871	876	3,506	4,077	876	7,583	8,459	2,343	1974	Nov-98	3 - 40 years
Cason Estates Murfreesboro, TN	12,799	2,155	1	17,364	2,145	17,375	19,520	168	2005	Oct-03	3 - 40 years
Club at Danforth Jacksonville, FL	25,274	3,000	—	14,682	2,351	15,331	17,682	3,836	1997	Sept-07	3 - 40 years
Desert Winds (3) Jacksonville, FL	7,696	354	1,399	1,392	354	2,791	3,145	1,368	1972	June-98	3 - 40 years
Dogwood Hills Hamden, CT	4,267	504	2,016	362	505	2,377	2,882	538	1972	Nov-99	3 - 40 years
Forest Park Rocky Hill, CT	11,593	1,670	6,680	1,254	1,719	7,885	9,604	1,131	1967	Oct-01	3 - 40 years
French Villa Tulsa, OK	2,929	447	1,786	923	447	2,709	3,156	701	1971	Nov-98	3 - 40 years
Groton Towers Groton, CT	8,804	968	3,871	845	969	4,715	5,684	1,295	1975	Aug-98	3 - 40 years
Gull Harbor New London, CT	2,848	295	1,182	236	327	1,386	1,713	264	1974	Nov-99	3 - 40 years
Hamden Centre Hamden, CT	4,866	592	2,366	167	595	2,530	3,125	492	1970	Nov-99	3 - 40 years
Harbour Green Panama City, FL	11,520	718	10,460	815	718	11,275	11,993	2,655	1997	Feb-00	3 - 40 years
Heather Hill Temple Hills, MD	35,175	643	14,562	9,822	766	24,261	25,027	14,096	1966	May-86	3 - 40 years
Lakeview Waterbury, CT	5,195	622	2,490	255	629	2,738	3,367	640	1990	Apr-98	3 - 40 years
Liberty Building New Haven, CT	12,532	1,540	6,160	593	1,540	6,753	8,293	969	1999	Jan-01	3 - 40 years
Links at Georgetown Savannah, GA	28,197	1,750	—	23,378	2,108	23,020	25,128	4,786	1999	Dec-97	3 - 40 years
Lofts at the Mills Manchester, CT	29,758	6,715	26,859	2,136	6,670	29,040	35,710	639	1989	Feb-05	3 - 40 years
Mustang Creek Arlington, TX	5,610	718	2,872	2,673	720	5,543	6,263	2,857	1974	May-95	3 - 40 years
Newbury Village Meriden, CT	16,668	4,371	171	22,828	4,371	22,999	27,370	75	2005	Apr-04	3-40 years

SCHEDULE III
TARRAGON CORPORATION
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2005
(Dollars in Thousands)
Restated

				Costs (1)
				Capitalized	Gross Carrying Amounts						Life on Which
		Initial Cost to Company		Subsequent	at End of Year						Depreciation in Latest
			Buildings and	To Acquisition		Buildings and		Accumulated	Date of	Date	Statement of Income
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Construction	Acquired	Is Computed
Properties Held For Investment (Continued)
Apartments (Continued)
Nutmeg Woods New London, CT	$26,614	$3,104	$12,416	$3,998	$3,108	$16,410	$19,518	$4,241	1970	Aug-98	3 - 40 years
Ocean Beach New London, CT	22,819	2,557	10,227	2,990	2,628	13,146	15,774	2,754	1972	Nov-99	3 - 40 years
Park Dale Gardens Dallas, TX	5,304	354	1,416	2,209	531	3,448	3,979	2,168	1975	Dec-91	3 - 40 years
Parkview Naugatuck, CT	11,820	1,122	4,489	2,361	1,128	6,844	7,972	1,900	1970	Jul-98	3 - 40 years
River City Landing Jacksonville, FL	18,181	1,237	5,602	9,313	1,237	14,915	16,152	5,050	1965	Jun-96	3 - 40 years
Sagamore Hills Middletown, CT	11,200	1,385	5,540	2,979	1,384	8,520	9,904	2,354	1967	Jul-98	3 - 40 years
Silver Creek (3) Jacksonville, FL	—	301	1,206	1,270	322	2,455	2,777	1,023	1972	Jun-98	3 - 40 years
Southern Elms Tulsa, OK	1,587	304	1,216	312	304	1,528	1,832	530	1968	Nov-98	3 - 40 years
Summit on the Lake Fort Worth, TX	4,213	895	3,582	1,239	907	4,809	5,716	1,983	1986	Mar-94	3 - 40 years
Villa Tuscany Orlando, FL	24,125	2,740	20,394	4,026	2,740	24,420	27,160	2,332	2001	Jan-04	3 - 40 years
Vintage at Legacy Frisco, TX	24,348	4,545	—	24,645	2,685	26,505	29,190	5,023	1999	May-98	3 - 40 years
Vintage at Madison Crossing Huntsville, AL	12,253	522	245	10,794	622	10,939	11,561	1,397	2002	Feb-00	3 - 40 years
Vintage at Plantation Bay Jacksonville, FL	21,700	2,231	64	13,270	2,231	13,334	15,565	2,160	2001	Jun-00	3 - 40 years
Vintage at the Parke Murfreesboro, TN	17,368	1,051	14,843	1,537	1,051	16,380	17,431	1,884	2001	Jan-04	3 - 40 years
Vistas at Lake Worth Fort Worth, TX	8,927	752	92	16,571	752	16,663	17,415	4,145	1998	Dec-94	3 - 40 years
Woodcliff Estates East Hartford, CT	36,239	3,441	13,765	7,082	3,437	20,851	24,288	5,448	1970	Aug-98	3 - 40 years

Office Buildings
Orlando Central Park Orlando, FL	3,314	1,888	7,605	(1,934)	1,294	6,265	7,559	1,376	1966	May-99	3 - 40 years
Uptown Village (2)(4) Fort Lauderdale, FL	7,611	468	—	25	468	25	493	—	—	Apr-05	—

Land
Vistas Observatory Fort Worth, TX	—	707	—	78	785	—	785	—	—	Apr-98	—

SCHEDULE III
TARRAGON CORPORATION
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2005
(Dollars in Thousands)
Restated

				Costs (1)
				Capitalized	Gross Carrying Amounts						Life on Which
		Initial Cost to Company		Subsequent	at End of Year						Depreciation in Latest
			Buildings and	To Acquisition		Buildings and		Accumulated	Date of	Date	Statement of Income
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Construction	Acquired	Is Computed
Properties Held For Sale (5)
Apartments
Bayfront Houston, TX	$3,847	$457	$2,052	$3,043	$457	$5,095	$5,552	$3,075	1971	Feb-87	3 - 40 years
The Brooks Addison, TX	2,933	558	2,230	318	548	2,558	3,106	651	1969	Nov-98	3 - 40 years
Fountainhead (6) Kissimmee, FL	6,904	1,572	6,291	1,184	1,572	7,475	9,047	2,038	1988	Jun-97	3 - 40 years
Meadowbrook Baton Rouge, LA	3,957	306	1,230	887	306	2,117	2,423	827	1968	Oct-95	3 - 40 years
Woodcreek Jacksonville, FL	8,114	472	4,977	3,417	451	8,415	8,866	4,827	1975	Nov-86	3 - 40 years

Office Buildings
1505 Highway 6 (6) Houston, TX	—	720	2,877	1,065	720	3,942	4,662	985	1983	Oct-98	3 - 40 years
Merritt 8 Stratford, CT	18,700	4,167	19,020	564	4,167	19,584	23,751	2,728	1989	Sep-04	3 - 40 years
Northwest O’Hare (6) Des Plaines, IL	2,810	1,990	7,965	(4,613)	566	4,776	5,342	3,101	1972	Apr-86	3 - 40 years
Park 20 West Tallahassee, FL	—	688	2,754	247	688	3,001	3,689	696	1972	Nov-98	3 - 40 years

Shopping Centers
Lakeview Mall Manitowoc, WI	—	513	2,050	225	341	2,447	2,788	1,788	1968	Apr-87	3 - 40 years
Mariner Plaza Panama City, FL	1,581	295	1,180	1,107	295	2,287	2,582	671	1968	Aug-97	3 - 40 years
Midway Mills Crossing Carrollton, TX	—	588	2,365	2,034	1,227	3,760	4,987	1,984	1986	Oct-91	3 - 40 years
Northside Center Gainesville, FL	3,600	1,591	3,712	1,131	1,611	4,823	6,434	1,603	1977	Dec-91	3 - 40 years
University Center Waco, TX	—	578	2,430	1,330	525	3,813	4,338	1,879	1959	Jul-91	3 - 40 years

	$581,992	$80,497	$269,765	$238,700	$77,358	$511,604	$588,962	$112,798

(1)	Includes property improvements, impairment charges, and amounts written off in connection with sales of portions of certain properties.

(2)	Property was under construction at December 31, 2005.

(3)	Mortgage is collateralized by both Desert Winds and Silver Creek.

(4)	Mortgage is collateralized by both this property and the for-sale portion of Uptown Village.

(5)	We cease recording depreciation on properties once they are transferred to held for sale. During 2005, Fountainhead, Bayfront and The Brooks were transferred into held for sale.

(6)	This property was sold in the first quarter of 2006.

SCHEDULE III
(Continued)
TARRAGON CORPORATION
REAL ESTATE AND ACCUMULATED DEPRECIATION

	2005	2004	2003
	(dollars in thousands)
	Restated	Restated
Reconciliation of real estate

Balance at January 1	$737,576	$505,912	$539,001

Additions
Acquisitions or consolidation of joint ventures	90,898	241,437	2,156
Capital improvements	24,188	11,192	12,252
Development costs	45,980	11,120	9,910
Deductions
Sales or deconsolidation of joint ventures	(107,651)	(30,952)	(57,407)
Transfers to homebuilding inventory	(200,283)	—	—
Impairment charges	(1,749)	(1,133)	—

Balance at December 31	$588,959	$737,576	$505,912

Reconciliation of accumulated depreciation

Balance at January 1	$148,725	$110,817	$103,474

Additions
Depreciation expense	15,357	25,117	20,773
Consolidation of joint ventures	9,468	19,836	—
Deductions
Sales or deconsolidation of joint ventures	(34,782)	(7,045)	(13,430)
Transfers to homebuilding inventory	(25,970)	—	—

Balance at December 31	$112,798	$148,725	$110,817

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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
Management’s Consideration of the Restatement of the 2005 Consolidated Financial Statements
After reviewing its previous determination that the Company should account for its investment in Ansonia using the equity method, the Audit Committee decided that the Company should have consolidated Ansonia in the first quarter of 2004 when FIN 46R became effective with respect to entities created before December 31, 2003. Accordingly, we restated our consolidated financial statements as of and for the years ended December 31, 2005 and 2004.
Management has concluded that this restatement (see NOTE 16. RESTATEMENT OF PRIOR-PERIOD FINANCIAL STATEMENTS in the Notes to Consolidated Financial Statements) has no effect on management’s assessment of internal control over financial reporting and that no change to the conclusions reached in management’s assessment is required. The restatement resulted from differences in the interpretation of existing accounting rules in the application of FIN 46R and was not the result of ineffectively designed or operating controls. Accordingly, management has concluded that the misstatement due to treating Ansonia as an unconsolidated partnership does not represent a control deficiency.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and
Stockholders of Tarragon Corporation
We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting,” that Tarragon Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tarragon Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005, and our report dated March 15, 2006 (except for Note 16 as to which the date is November 9, 2006) expressed an unqualified opinion on those financial statements.
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 with respect to the fees and services of Grant Thornton, LLP, our independent registered public accounting firm, is incorporated by reference to the information included under the caption “Report of the Audit Committee of the Board of Directors–Independent Auditors Fees” in our Proxy Statement for the 2006 Annual Meeting of Shareholders.

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
3. Exhibits
The following documents are filed as Exhibits to this report:

Exhibit
Number	Description
3.1	Articles of Incorporation of Tarragon Realty Investors, Inc. (incorporated by reference to Appendix C to the Proxy Statement/Prospectus filed as part of Registration Statement No. 333-25739 on Form S-4, filed April 24, 1997).

3.2	Certificate of Amendment to the Articles of Incorporation of Tarragon Corporation as filed with and approved by the Secretary of State of Nevada on June 17, 2004 (incorporated by reference to Exhibit 3.10 to Form 8-K filed June 23, 2004).

3.3	Certificate of Designation of Preferences and Relative Participating or Optional or Other Special Rights and Qualification, Limitations or Restrictions thereof of 10% Cumulative Preferred Stock of Tarragon Realty Investors, Inc., as filed with and approved by the Secretary

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES (Continued)

Exhibit
Number	Description
of State of Nevada on May 1, 2000 (incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-31424 on Form S-4, filed March 1, 2000).
3.4	Bylaws of Tarragon Realty Investors, Inc. (incorporated by reference to Appendix D to the Proxy Statement/Prospectus filed as part of Registration Statement No. 333-25739 on Form S-4, filed April 24, 1997).

4.1	Indenture Agreement dated September 16, 2004, between Tarragon Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarterly period ended September 30, 2004).

10.1	Limited Liability Company Agreement of Tarragon Development LLC, dated February 7, 2000, between Tarragon Realty Investors, Inc., and The Rohdie Family LLC (incorporated by reference to Exhibit 10.1 to Form 10-K for the fiscal year ended December 31, 1999).

10.2	Amended and Restated Independent Director Share Option and Incentive Plan, as adopted July 21, 1995 and amended July 24, 1997 and November 24, 1998 (incorporated by reference to Exhibit 4.2 to Registration Statement No. 333-36582 on Form S-8 filed May 9, 2000).

10.3	Amended and Restated Share Option and Incentive Plan, as adopted July 21, 1995 and amended July 25, 1997, November 24, 1998 and May 1, 2000 (incorporated by reference to Exhibit 4.2 to Registration Statement No. 333-36576 on Form S-8 filed May 9, 2000).

10.4	Tarragon Corporation Amended and Restated Omnibus Plan, effective as of December 6, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 9, 2006).

10.5	Form of Stock Appreciation Rights Agreement under the Tarragon Corporation Amended and Restated Omnibus Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 2005).

10.6	Form of Incentive Stock Option Agreement under the Tarragon Corporation Amended and Restated Omnibus Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarterly period ended September 30, 2005).

10.7	Form of Director Stock Option Agreement under the Tarragon Corporation Amended and Restated Omnibus Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed on January 9, 2006).

10.8	Form of Restricted Stock Agreement under the Tarragon Corporation Amended and Restated Omnibus Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 17, 2006).

10.9	Limited Partnership Agreement of Ansonia Apartments, L.P., dated November 25, 1997 (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 6, 2005).

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES (Continued)

Exhibit
Number	Description
10.10	Letter Agreement amending Limited Partnership Agreement of Ansonia Apartments, L.P., dated July 15, 2001 (incorporated by reference to Exhibit 10.2 to Form 8-K filed December 6, 2005).

10.11	Amendment to Limited Partnership Agreement of Ansonia Apartments, L.P., dated as of February 1, 2002 (incorporated by reference to Exhibit 10.3 to Form 8-K filed December 6, 2005).

10.12	Amendment to Limited Partnership Agreement of Ansonia Apartments, L.P., dated as of November 30, 2005 (incorporated by reference to Exhibit 10.4 to Form 8-K filed December 6, 2005).

10.13	Letter Agreement dated March 6, 2006 between the Company and Beachwold (incorporated by reference to Exhibit 10.2 to Form 8-K filed March 10, 2006).

10.14	Promissory Note in the original principal amount of $30,000,000, executed by the Company for the benefit of Beachwold (incorporated by reference to Exhibit 10.3 to Form 8-K filed March 10, 2006).

10.15	Form of Restricted Stock Agreement between the Company and Non-Employee Directors (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 10, 2006).

10.16*	Loan Agreement between The Entities Identified as Borrowers Party Hereto, The Lenders Party Hereto and General Electric Capital Corporation as of November 30, 2005.

10.17*	First Amendment to Loan Agreement and Omnibus Amendment and Reaffirmation of Loan Documents with General Electric Capital Corporation.

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed March 16, 2006).

23.1*	Consent of Grant Thornton LLP

31.1*	Rule 13a-14(a) certification by William S. Friedman, chief executive officer.

31.2*	Rule 13a-14(a) certification by Erin D. Pickens, executive vice president and chief financial officer.

32*	Section 1350 certifications by William S. Friedman, chief executive officer, and Erin D. Pickens, executive vice president and chief financial officer.

99.1*	Consolidated Financial Statements of Park Avenue Metrowest LLC.

*	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
TARRAGON CORPORATION

Dated: November 13, 2006	By:	/s/ Erin D. Pickens
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

TARRAGON CORPORATION
INDEX TO EXHIBITS
(Continued)

Exhibit
Number	Description
10.7	Form of Director Stock Option Agreement under the Tarragon Corporation Amended and Restated Omnibus Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed on January 9, 2006).

10.8	Form of Restricted Stock Agreement under the Tarragon Corporation Amended and Restated Omnibus Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 17, 2006).

10.9	Limited Partnership Agreement of Ansonia Apartments, L.P., dated November 25, 1997 (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 6, 2005).

10.10	Letter Agreement amending Limited Partnership Agreement of Ansonia Apartments, L.P., dated July 15, 2001 (incorporated by reference to Exhibit 10.2 to Form 8-K filed December 6, 2005).

10.11	Amendment to Limited Partnership Agreement of Ansonia Apartments, L.P., dated as of February 1, 2002 (incorporated by reference to Exhibit 10.3 to Form 8-K filed December 6, 2005).

10.12	Amendment to Limited Partnership Agreement of Ansonia Apartments, L.P., dated as of November 30, 2005 (incorporated by reference to Exhibit 10.4 to Form 8-K filed December 6, 2005).

10.13	Letter Agreement dated March 6, 2006 between the Company and Beachwold (incorporated by reference to Exhibit 10.2 to Form 8-K filed March 10, 2006).

10.14	Promissory Note in the original principal amount of $30,000,000, executed by the Company for the benefit of Beachwold (incorporated by reference to Exhibit 10.3 to Form 8-K filed March 10, 2006).

10.15	Form of Restricted Stock Agreement between the Company and Non-Employee Directors (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 10, 2006).

10.16*	Loan Agreement between The Entities Identified as Borrowers Party Hereto, The Lenders Party Hereto and General Electric Capital Corporation as of November 30, 2005.

10.17*	First Amendment to Loan Agreement and Omnibus Amendment and Reaffirmation of Loan Documents with General Electric Capital Corporation.

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed March 16, 2006).

23.1*	Consent of Grant Thornton LLP

31.1*	Rule 13a-14(a) certification by William S. Friedman, chief executive officer.

31.2*	Rule 13a-14(a) certification by Erin D. Pickens, executive vice president and chief financial officer.

32*	Section 1350 certifications by William S. Friedman, chief executive officer, and Erin D. Pickens, executive vice president and chief financial officer.

99.1*	Consolidated Financial Statements of Park Avenue Metrowest LLC.

*	Filed herewith

120