Form 10-Q/A
period 2006-03-31
TARRAGON CORP
filed 2006-11-13
CIK 1038217

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

EXPLANATORY NOTE
As previously reported on a Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on August 23, 2006, after management’s review of the relevant accounting literature and consultation with the Company’s independent accountants, the Audit Committee of the Board of Directors of the concluded that accounting for the Company’s investment in Ansonia Apartments, LP (“Ansonia”) should be changed. This change relates only to the interpretation of existing accounting literature and does not involve new facts or circumstances.
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
This amendment (the “Amendment”) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (“March 2006 Form 10-Q”) is being filed to effect the restatement described above. In accordance with Rule 12b-15, this Amendment sets forth the complete text of each item amended. This Amendment amends Items 1 and 2 of Part 1 to the March 2006 Form 10-Q. The Amendment also includes Item 6 of Part II to the March 2006 Form 10-Q to file the certifications required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Except as noted, this Amendment speaks as of the original filing date and has not been updated to reflect events occurring subsequent to the original filing date.

Forward-Looking Statements
This Quarterly Report on Form 10-Q/A (Amendment No. 1) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements are based on our current expectations, estimates, forecasts, and projections about the industries in which we operate, our beliefs, and assumptions that we have made based on our current knowledge. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify our forward-looking statements. These statements are not guarantees of future performance and involve many risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual outcomes and results may be materially different from what is expressed or forecast in our forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.
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

For additional information see “Risk Factors” beginning on page 14 of our Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2005.
[This space intentionally left blank]

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TARRAGON CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Thousands)

	March 31,	December 31,
	2006	2005
	Restated	Restated
Assets
Cash and cash equivalents	$35,626	$39,044
Restricted cash	23,974	28,642
Contracts receivable	9,506	49,745
Homebuilding inventory:
Land and land improvement costs	314,989	259,287
Construction in progress	1,012,070	795,781
Real estate held for investment (net of accumulated depreciation of $90,368 in 2006 and $87,005 in 2005)	415,466	415,448
Investments in and advances to partnerships and joint ventures	62,201	78,080
Assets held for sale	55,141	63,521
Other assets, net	69,688	73,863

	$1,998,661	$1,803,411

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable and other liabilities	$115,137	$109,598
Liabilities related to assets held for sale	50,430	54,671
Deferred tax liability	27,736	27,736
Mortgages and notes payable	1,364,045	1,248,238
Senior convertible notes	5,750	5,750
Subordinated unsecured notes	125,000	65,000

	1,688,098	1,510,993
Commitments and contingencies
Minority interest	21,121	14,403

Stockholders’ equity
Common stock, $.01 par value; authorized shares, 100,000,000; shares issued, 37,775,530 in 2006 and 37,937,860 in 2005	377	379
Special stock, $.01 par value; authorized shares, 17,500,000; no shares outstanding	—	—
Cumulative preferred stock, $.01 par value; authorized shares, 2,500,000; shares outstanding, 649,168 in 2006 and 748,833 in 2005; liquidation preference, $7,790 in 2006 and $8,986 in 2005, or $12 per share	7	7
Paid-in capital	397,516	402,531
Accumulated deficit	(70,037)	(86,144)
Treasury stock, at cost (9,343,143 shares in 2006 and 9,370,496 shares in 2005)	(38,421)	(38,758)

	289,442	278,015

	$1,998,661	$1,803,411

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in Thousands, Except Per Share Data)

	For the Three Months
	Ended March 31,
	2006	2005
	Restated	Restated
Revenue
Homebuilding sales	$89,190	$63,590
Rental and other	24,844	21,944

	114,034	85,534

Expenses
Costs of homebuilding sales	66,095	47,994
Property operations	12,351	10,548
Depreciation	3,633	4,210
General and administrative
Corporate	5,296	5,097
Property	1,297	1,293

	88,672	69,142

Other income and expenses
Equity in income of partnerships and joint ventures	2,061	8,070
Minority interests in income of consolidated partnerships and joint ventures	(283)	(836)
Interest income	193	142
Interest expense	(9,471)	(7,110)
Gain on sale of real estate	—	2,229

Income from continuing operations before income taxes	17,862	18,887
Income tax expense	(6,699)	(7,399)

Income from continuing operations	11,163	11,488
Discontinued operations, net of income taxes ($4.4 million in 2006 and $6.5 million in 2005)
Income (loss) from operations	(27)	1,090
Gain on sale of real estate	7,338	8,986

Net income	18,474	21,564
Dividends on cumulative preferred stock	(207)	(224)

Net income allocable to common stockholders	$18,267	$21,340

Earnings per common share
Income from continuing operations allocable to common stockholders	$.38	$.48
Discontinued operations	.26	.42

Net income allocable to common stockholders	$.64	$.90

Earnings per common share – assuming dilution
Income from continuing operations allocable to common stockholders	$.35	$.39
Discontinued operations	.23	.31

Net income allocable to common stockholders	$.58	$.70

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	For the Three Months
	Ended March 31,
	2006	2005
	Restated	Restated
Cash Flows from Operating Activities
Net income	$18,474	$21,564
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income taxes	—	123
Gain on sale of real estate	(11,740)	(16,991)
Minority interests in income of consolidated partnerships and joint ventures	283	836
Depreciation and amortization of leasing costs	3,778	4,533
Amortization of deferred borrowing costs	3,168	1,624
Provision for estimated losses and impairment charges	266	—
Equity in income of partnerships and joint ventures	(2,061)	(8,070)
Noncash stock-based compensation	355	446
Changes in other operating assets and liabilities, net of effects of non-cash investing and financing activities:
Homebuilding inventory	(222,905)	(136,849)
Restricted cash	6,154	(5,907)
Contracts receivable	44,277	33,049
Other assets	9,879	(4,087)
Accounts payable and other liabilities	(19,209)	11,800

Net cash used in operating activities	(169,281)	(97,929)

Cash Flows from Investing Activities
Cash paid for acquisition of rental apartment communities	—	(39,667)
Cash received from the sale of real estate	14,909	37,336
Capital improvements to real estate	(2,715)	(1,727)
Construction costs of real estate under development	(3,195)	(11,450)
Distributions from partnerships and joint ventures	14,640	20,279
Advances to partnerships and joint ventures for development costs or for the purchase of land for development	(19,679)	(20,555)
Distributions to minority partners of consolidated partnerships and joint ventures	(565)	(295)
Buyout of minority partners	(1,710)	(12,000)
Other assets	63	(6)

Net cash provided by (used in) investing activities	1,748	(28,085)

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (Continued)
(Dollars in Thousands)

	For the Three Months
	Ended March 31,
	2006	2005
	Restated	Restated
Cash Flows from Financing Activities
Proceeds from borrowings	$272,595	$317,487
Principal payments on notes payable	(100,906)	(193,761)
Deferred borrowing costs paid	(1,997)	(1,352)
Stock repurchases	(5,284)	(584)
Dividends to stockholders	(207)	(224)
Proceeds from the exercise of stock options	252	5,729
Cash overdrafts	(787)	40
Other assets and liabilities	449	(38)

Net cash provided by financing activities	164,115	127,297

Net increase (decrease) in cash and cash equivalents	(3,418)	1,283
Cash and cash equivalents, beginning of period	39,044	22,378

Cash and cash equivalents, end of period	$35,626	$23,661

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid, net of capitalized interest	$3,960	$1,872

Income taxes paid	$2,516	$763

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Assets acquired and liabilities assumed in connection with the purchase of rental apartment communities:
Real estate	$—	$39,342
Restricted cash	—	172
Other assets	—	555
Accounts payable and other liabilities	—	(402)

Cash paid for acquisition of rental apartment communities, net	$—	$39,667

Assets written off and liabilities released in connection with the sale of real estate:
Real estate	$13,026	$58,802
Other assets	348	2,787
Notes payable	(9,689)	(40,861)
Accounts payable and other liabilities	(516)	(344)
Minority interest	—	(39)
Gain on sale	11,740	16,991

Cash received from the sale of real estate	$14,909	$37,336

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (Continued)
(Dollars in Thousands)

	For the Three Months
	Ended March 31,
	2006	2005
	Restated	Restated
Effect on assets and liabilities of the consolidation of one homebuilding project in 2006:
Homebuilding inventory	$41,976	$—
Investments in and advances to partnerships and joint ventures	(24,012)	—
Other assets	474	—
Notes payable	(9,605)	—
Accounts payable and other liabilities	(1,833)	—
Minority interest	(7,000)	—

	$—	$—

Liabilities that financed the purchase of homebuilding inventory	$167,212	$152,795

Homebuilding inventory transferred to real estate	$5,071	$—

Cash dividends declared on common stock	$2,839	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1. BASIS OF PRESENTATION
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, but, in our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of consolidated financial position, consolidated results of operations, and consolidated cash flows at the dates and for the periods presented have been included. Operating results for the three month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2005. Dollar amounts in tables are in thousands, except for per share data.
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
The effect of the restatement on prior period financial statements included in this report is discussed in NOTE 9. “RESTATEMENT OF PRIOR-PERIOD FINANCIAL STATEMENTS.” Also see NOTE 10. “NOTES PAYABLE OF ANSONIA APARTMENTS, LP.”
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
Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was approximately $222,000, net of income taxes. There was approximately $210,000, net of income taxes, of stock-based compensation expense recognized during the three months ended March 31, 2005. As of March 31, 2006, there was approximately $3.3 million of unrecognized compensation cost related to nonvested share options, which is expected to be amortized over a weighted average life of 3.46 years.
The following table illustrates the proforma effect on net income and earnings per common share for the three months ended March 31, 2005 as if the fair value based method had been applied to all outstanding and unvested awards.

For The Three
Months Ended
March 31, 2005
Net income allocable to common stockholders, as reported	$21,340
Add:
Stock-based employee compensation expense included in reported net income, net of income taxes	210
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(216)

Proforma net income allocable to common stockholders	$21,334

Earnings per common share
Net income allocable to common stockholders, proforma	$.90

Earnings per common share – assuming dilution
Net income allocable to common stockholders, proforma	$.70

Tarragon has an Independent Director Stock Option Plan (the “Director Plan”), a Share Option and Incentive Plan (the “Incentive Plan”), and an Omnibus Plan. The Director Plan and the Incentive Plan terminated in November 2005, and there will be no future grants under these plans. Under the Omnibus Plan, we have a maximum of two million shares of common stock available for issuance, including an aggregate of one million shares of common stock that are available for issuance of awards other than stock options. The plan authorizes the award of incentive stock options and non-qualified stock options to our employees and directors, as well as restricted or unrestricted stock awards or stock units; dividend equivalent rights; other stock based awards, including stock appreciation rights payable in stock or cash; and performance based and annual incentive awards. As of March 31, 2006, there were 1,479,450 shares of common stock available for grant under the Omnibus Plan. The stock options vest between one and five years from the date of grant and expire between five and ten years thereafter, unless the optionees’ relationship with Tarragon terminates earlier. The stock appreciation rights (“SARs”) have ten-year terms, are limited in appreciation to $15 per share, may be settled only in shares of our common stock, and vest between one and three years from the date of grant.
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
The following table summarizes stock option and SARs activity:

	For the Three Months Ended March 31, 2006
	Stock Options		SARs
		Weighted		Weighted
	Number of	Average	Number of	Average
	Options	Exercise Prices	SARs	Exercise Prices
Outstanding at January 1	2,721,767	$4.48	323,796	$13.74
Granted	240,500	19.98	2,300	19.50
Exercised	(30,228)	6.91	(42,999)	11.80
Forfeited	(25,875)	8.21	(250)	14.53

Outstanding at March 31	2,906,164	5.69	282,847	14.07

Exercisable at March 31	2,400,020	$3.79	90,750	$15.17

Weighted average grant-date fair value		$8.60		$3.53

A summary of the status of nonvested shares as of March 31, 2006, and changes during the three months ended March 31, 2006 is presented below:

	For the Three Months Ended March 31, 2006
	Stock Options		SARs
		Weighted		Weighted
	Number of	Average Grant	Number of	Average Grant
	Options	Date Fair Value	SARs	Date Fair Value
Nonvested at January 1	414,015	$5.08	288,146	$3.12
Granted	226,500	8.73	1,500	3.28
Vested	(114,121)	5.94	(97,549)	3.14
Forfeited	(20,250)	4.36	—	—

Nonvested at March 31	506,144	$7.14	192,097	$3.13

The fair value of each option and stock appreciation right is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Dividend yield	—
Expected volatility	30.58%
Risk-free interest rate	4.64%
Expected lives (in years)	7.69
Forfeitures	1.8%

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 2. STOCK-BASED AWARDS (Continued)
The following table summarizes information about the options outstanding at March 31, 2006:

	Outstanding			Exercisable
		Weighted
Range of		Average	Weighted		Weighted
Exercise		Contractual	Average		Average
Prices	Options	Life	Exercise Price	Options	Exercise Price
$ 1.63-3.53	1,688,998	4.36	$3.14	1,688,626	$3.14
4.24-5.42	767,166	5.39	4.69	641,981	4.68
7.47-8.89	96,750	7.74	8.47	40,875	8.40
9.13-12.07	53,250	8.08	9.95	16,538	10.96
18.78-25.32	300,000	9.72	20.92	12,000	21.38

$ 1.63-25.32	2,906,164	5.37	$5.69	2,400,020	$3.79

The following table summarizes information about the SARs outstanding at March 31,2006:

	Outstanding			Exercisable
		Weighted
Range of		Average	Weighted		Weighted
Exercise		Contractual	Average		Average
Prices	SARs	Life	Exercise Price	SARs	Exercise Price
$ 8.47-12.11	124,550	8.70	$10.78	23,450	$11.32
16.33-19.97	156,997	8.83	16.61	66,000	16.39
21.20-23.63	1,300	9.15	22.82	1,300	22.82

$ 8.47-23.63	282,847	8.77	$14.07	90,750	$15.17

NOTE 3. VARIABLE INTEREST ENTITIES
We have identified five joint ventures that qualify as variable interest entities (“VIEs”) and of which we are the primary beneficiary. These five entities have been consolidated in accordance with FIN 46R. Their assets and liabilities were recorded at carrying value. The five entities consist of one partnership with 25 investment rental communities with 6,044 apartments, two limited liability companies that are developing rental apartment communities, one with 328 units and the other with 90 units, one limited liability company engaged in homebuilding with a 215-unit age-restricted traditional new development, and one limited liability partnership engaged in land development. The aggregate total assets of these VIEs were $425.6 million as of March 31, 2006. Of the total assets, $316.6 million is classified as real estate held for investment and $83.6 million is classified as homebuilding inventory in the accompanying March 31, 2006, Consolidated Balance Sheet. Gross revenue of these VIEs for the three months ended March 31, 2006, contributed $1.6 million to homebuilding sales and $15.2 million to rental revenue. Of the $501.3 million of the debt of these entities, $456.4 million is non-recourse to the general assets of Tarragon.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 4. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES
Investments in and advances to partnerships and joint ventures consisted of the following:

			Carrying Amount
			March 31,	December 31,
	Profits Interest		2006	2005
801 Pennsylvania Avenue	50%		$—	$—
Choice Home Financing, L.L.C	50%		304	425
Delaney Square, L.L.C	50%		—	—
Hoboken joint ventures:
900 Monroe Street Development, L.L.C.	63%		4,309	4,134
Block 106 Development, L.L.C	63%		11,324	11,228
Block 99/102 Development, L.L.C	55	% (1)	8,205	15,956
Block 144 Development, L.L.C	63%		4,082	4,026
Block 112 Development, L.L.C.	63%		11,034	10,918
TDC/Ursa Hoboken Sales Center, L.L.C.	48%		1,458	1,455
Thirteenth Street Development, L.L.C.	50%		—	—
Upper Grand Realty, L.L.C	50%		—	—
Keane Stud, L.L.C	50%		5,621	—
LOPO, L.P.	50%		8,967	6,251
Merritt Stratford, L.L.C	50%		278	256
Orchid Grove, L.L.C	50%		4,017	2,774
Orion Towers Tarragon L.L.P.	70	% (2)	—	15,662
Park Avenue at Metrowest, Ltd.	50%		1,971	4,363
Tarragon Calistoga, L.L.C	80%		631	632

			$62,201	$78,080

(1)	In January 2006, Tarragon received $5.6 million, reducing its investment in Block 99/102 Development, L.L.C., when this entity closed a construction loan. In April 2006, we acquired the 15% interest of one of our partners, increasing our interest in profits to 70%.

(2)	Due to a change in control of the partnership, we consolidated this entity during the first quarter of 2006.
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
We have guaranteed three construction loans and one land loan of four unconsolidated joint ventures as of March 31, 2006. Our guarantee of these four loans is limited to the fully funded debt of $209.3 million. At March 31, 2006, there was $91.3 million outstanding, all of which is guaranteed. We have recorded liabilities totaling $2 million in connection with three of these guarantees. The fair value of the other guarantee is not significant.
Below are unaudited summarized financial data for Park Avenue Tarragon individually and combined for our other unconsolidated partnerships and joint ventures that are not individually significant, for the three month periods ended March 31, 2006 and 2005.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 4. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES (Continued)
Three Months Ended March 31, 2006

	Park Avenue		All
	Tarragon	Other	Partnerships
Homebuilding sales	$11,131	$11,555	$22,686
Cost of homebuilding sales	(8,891)	(10,457)	(19,348)
Rental revenue	—	377	377
Mortgage banking income	—	460	460
Property and other operating expenses	—	(35)	(35)
Interest expense	—	(61)	(61)
Depreciation expense	—	(51)	(51)

Net income	$2,240	$1,788	$4,028

Equity in income of partnerships and joint ventures:
Tarragon’s share of net income	$1,274	$787	$2,061

Equity in income of partnerships and joint ventures	$1,274	$787	$2,061

Three Months Ended March 31, 2005

	Park Avenue		All
	Tarragon	Other	Partnerships
Homebuilding sales	$1,830	$54,625	$56,455
Cost of homebuilding sales	(1,411)	(35,021)	(36,432)
Rental revenue	—	3,054	3,054
Property and other operating expenses	—	(1,365)	(1,365)
Interest expense	—	(1,342)	(1,342)
Depreciation expense	—	(489)	(489)

Income from continuing operations	419	19,462	19,881
Discontinued operations
Loss from operations (1)	—	(263)	(263)
Loss on sale of real estate	—	(350)	(350)

Net income	419	18,849	19,268
Elimination of interest and management fees paid to Tarragon	—	92	92

Net income before interest and management fees paid to Tarragon	$419	$18,941	$19,360

Equity in income of partnerships and joint ventures:
Tarragon’s share of net income before interest and management fees paid to Tarragon	$177	$7,878	$8,055
Cash distributions in excess of investment	—	15	15

Equity in income of partnerships and joint ventures	$177	$7,893	$8,070

(1)	Revenue presented in discontinued operations was $172,000.

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

	For the Three Months
	Ended March 31,
	2006	2005
Net income allocable to common stockholders, as reported	$18,267	$21,340
Add:
Interest expense on convertible notes, net of income taxes	227	869

Net income allocable to common stockholders — assuming dilution	$18,494	$22,209

Weighted average of common shares used in computing earnings per share	28,602,823	23,786,274
Convertible preferred interest of minority partner in consolidated joint venture	668,096	668,096
Convertible notes	469,771	5,065,356
Effect of stock options	2,128,001	2,222,604
Effect of stock appreciation rights	82,916	96,392

Weighted average of common shares used in computing earnings per share – assuming dilution	31,951,607	31,838,722

Earnings per common share
Net income allocable to common stockholders	$.64	$.90

Net income allocable to common stockholders — assuming dilution	$.58	$.70

NOTE 6. SEGMENT REPORTING
Our business is divided into two reporting segments – homebuilding and the operation of our investment portfolio. Our Homebuilding Division is the main focus of our business in terms of financial and human capital. Our activities in the Homebuilding Division encompass condominium conversions of existing apartment communities, the development of town homes and new mid-rise or high-rise condominiums for sale to residents, land development and sale, and development of new investment properties, primarily apartment communities. Funds generated by the operation, sale, or refinancing of properties in the investment portfolio support our overhead and finance our homebuilding activities. As discussed in NOTE 7. “ASSETS HELD FOR SALE,” in March 2005, our board of directors approved a strategic plan to divest a substantial portion of our Investment Division properties. Pursuant to this plan, we sold 15 properties during 2005 and three properties during the first quarter of 2006 and at March 31, 2006 had 12 properties classified as held for sale.

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
Investment. This division includes properties with stabilized operations. We consider a property stabilized when development or renovation is substantially complete and recurring operating income exceeds operating expenses and debt service. At March 31, 2006, our Investment Division had 8,765 consolidated stabilized apartments. It also had one consolidated commercial property with 102,000 square feet and one commercial property owned through an unconsolidated joint venture with 62,000 square feet. The results of operations of five apartment communities with 936 units and seven commercial properties with 646,000 square feet classified as held for sale at March 31, 2006, have been presented in discontinued operations in the accompanying Consolidated Statements of Income.
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
We allocate our general and administrative expenses between the segments based on the functions of the corporate departments. We allocate other corporate items, including interest income, management fee and other revenue, and minority interests in income of consolidated partnerships and joint ventures that are not directly associated with one of our divisions in the same proportions as general and administrative expenses are allocated. Income tax expense and liabilities are not allocated between the divisions. Income tax liabilities totaled $44.2 million at March 31, 2006, and $36.1 million at December 31, 2005.

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

	HOMEBUILDING DIVISION
	Operating Statements
	For the Three Months Ended March 31,
	2006		2005
	Restated
Homebuilding sales	$111,876	100%	$120,045	100%
Cost of homebuilding sales (1)	(85,443)	(76%)	(84,427)	(70%)

Gross profit on homebuilding sales	26,433	24%	35,618	30%

Minority interests in homebuilding sales of consolidated partnerships and joint ventures	(112)	—	(807)	(1%)
Outside partners’ interests in homebuilding sales of unconsolidated partnerships and joint ventures	(1,737)	(2%)	(10,641)	(9%)
Performance-based compensation related to projects of unconsolidated partnerships and joint ventures	(155)	—	(759)	(1%)
Additional costs attributable to profits recognized by the investment division on intercompany sales	(4,079)	(4%)	(519)	—

	20,350	18%	22,892	19%

Other income and expenses:
Net loss from rental operations	(554)	—	(1,085)	(1%)
Mortgage banking income	229	—	—	—
General and administrative expenses	(5,148)	(5%)	(4,416)	(4%)
Other corporate items	33	—	175	—
Prepayment penalty on early retirement of debt in connection with condominium conversion	(1,639)	(1%)	—	—
Gain on sale of real estate or disposition of other assets	—	—	2,229	2%

Income before taxes	$13,271	12%	$19,795	16%

(1)	Cost of homebuilding sales includes marketing and advertising of for-sale communities, salaries and office costs related to personnel directly involved in acquiring, managing, and accounting for for-sale communities, as well as land, construction costs, architectural and engineering fees, and capitalized interest.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 6. SEGMENT REPORTING (Continued)

	HOMEBUILDING DIVISION
	Balance Sheets
	March 31,	December 31,
	2006	2005
		Restated
Assets
Cash and cash equivalents	$32,926	$36,638
Restricted cash	14,816	18,846
Contracts receivable	9,506	49,745
Homebuilding inventory: (1)
Land and land improvement costs	315,003	259,287
Construction in progress	1,032,720	820,524
Real estate held for investment	73,073	71,022
Investments in partnerships and joint ventures, restated	62,201	78,080
Other assets, net	51,394	56,745

	$1,591,639	$1,390,887

Liabilities and Equity
Accounts payable and other liabilities	$81,638	$82,358
Mortgages and notes payable	877,455	764,403

	959,093	846,761

Minority interest	10,021	3,309
Equity, restated	622,525	540,817

	$1,591,639	$1,390,887

(1)	Prior to 2004, the Homebuilding Division recognized profits on properties it transferred to the Investment Division upon completion and stabilization. In 2004, we began to transfer properties between divisions at cost. In 2005, nine properties were transferred from the Investment Division to the Homebuilding Division for conversion and sale as condominium homes. Homebuilding inventory of the Homebuilding Division includes $20.7 million of additional basis as of March 31, 2006 and $24.7 million as of December 31, 2005 related to these profits from transfers prior to 2004.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 6. SEGMENT REPORTING (Continued)

	INVESTMENT DIVISION
	Operating Statements
	For the Three Months Ended March 31,
	2006		2005
	Restated		Restated
Rental revenue	$22,699	100%	$33,174	100%
Property operating expenses	(11,991)	(53%)	(16,360)	(49%)

Net operating income	10,708	47%	16,814	51%
Net gain on sale of real estate	10,229		13,951
Distributions from unconsolidated partnerships and joint ventures in excess of investment	—		15
Minority interests in income of consolidated partnerships and joint ventures	(36)		(128)
Elimination of management and other fees paid to Tarragon by unconsolidated partnerships and joint ventures	—		92
Outside partners’ interests in (income) losses of unconsolidated partnerships and joint ventures	(39)		26
General and administrative expenses	(1,445)		(1,974)
Other corporate items	468		148
Impairment charges	(266)		—
Interest expense	(5,431)		(9,823)
Depreciation expense	(3,873)		(5,507)

Income before taxes	$10,315		$13,614

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 6. SEGMENT REPORTING (Continued)

	INVESTMENT DIVISION
	Balance Sheets
	March 31,	December 31,
	2006	2005
	Restated	Restated
Assets
Cash and cash equivalents	$2,701	$2,406
Restricted cash	9,158	9,796
Real estate held for investment (1)	370,941	373,282
Assets held for sale (1)	61,132	71,100
Other assets, net	15,604	14,427

	$459,536	$471,011

Liabilities and Deficit
Accounts payable and other liabilities	$16,211	$18,914
Liabilities related to assets held for sale	50,430	54,671
Mortgages and notes payable	486,591	483,834
Senior convertible notes	5,750	5,750
Subordinated unsecured notes	125,000	65,000

	683,982	628,169

Minority interest	11,100	11,094
Deficit (2)	(235,546)	(168,252)

	$459,536	$471,011

(1)	Prior to 2004, the Homebuilding Division recognized profits on properties it transferred to the Investment Division upon completion and stabilization. In 2004, we began to transfer properties between divisions at cost. Real estate held for investment includes $28.5 million of additional basis as of March 31, 2006, and $28.9 million as of December 31, 2005 related to these profits from transfers prior to 2004. Assets held for sale include $6 million of additional basis as of March 31, 2006 and $7.6 million as of December 31, 2005 related to these profits from transfers prior to 2004.

(2)	The Investment Division’s deficit is the result of distributions to the parent company exceeding accumulated divisional earnings.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 6. SEGMENT REPORTING (Continued)

	For the Three Months Ended March 31,
	2006		2005
	Restated		Restated
Investment division net operating income:
Rental revenue
Same store stabilized apartment communities	$19,207	100%	$18,309	100%
Apartment communities targeted for condominium conversion in 2005	—	—	6,551	100%
Apartment communities acquired during period	1,173	100%	682	100%
Apartment communities sold during period	144	100%	3,585	100%
Commercial properties	2,175	100%	4,047	100%

	22,699	100%	33,174	100%

Property operating expenses
Same store stabilized apartment communities	(9,712)	(51%)	(9,091)	(50%)
Apartment communities targeted for condominium conversion in 2005	—	—	(2,754)	(42%)
Apartment communities acquired during period	(754)	(64%)	(236)	(35%)
Apartment communities sold during period	(219)	(152%)	(2,251)	(63%)
Commercial properties	(1,306)	(60%)	(2,028)	(50%)

	(11,991)	(53%)	(16,360)	(49%)

Net operating income (loss)
Same store stabilized apartment communities	9,495	49%	9,218	50%
Apartment communities targeted for condominium conversion	—	—	3,797	58%
Apartment communities acquired during period	419	36%	446	65%
Apartment communities sold during period	(75)	(52%)	1,334	37%
Commercial properties	869	40%	2,019	50%

	$10,708	47%	$16,814	51%

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 6. SEGMENT REPORTING (Continued)

	For the Three Months Ended
	March 31,
	2006	2005
	Restated	Restated
Reconciliation of divisional revenues to consolidated revenue:
Homebuilding division total revenue	$111,876	$120,045
Less homebuilding revenue of unconsolidated partnerships and joint ventures	(22,686)	(56,455)
Add management fee and other revenue included in other corporate items	20	174
Add rental revenues from homebuilding properties presented in net income from property operations (1)	5,674	341

Homebuilding division contribution to consolidated revenue	94,884	64,105

Investment division rental revenue	22,699	33,174
Less investment division rental revenue presented in discontinued operations	(3,459)	(8,526)
Add management fee and other revenue included in other corporate items	287	7
Less rental revenues of unconsolidated partnerships and joint ventures	(377)	(3,226)

Investment division contribution to consolidated revenue	19,150	21,429

Consolidated total revenue	$114,034	$85,534

Reconciliation of divisional income before taxes to consolidated net income:
Homebuilding division income before taxes	$13,271	$19,795
Add additional costs attributable to profits recognized by investment division on intercompany sales (2)	4,079	519

Homebuilding division contribution to consolidated net income	17,350	20,314

Investment division income before taxes	10,315	13,614
Add reduction to investment division gain on sale of real estate for profit previously recognized by homebuilding division (3)	1,511	811
Add depreciation on higher basis resulting from intercompany sales (3)	384	700

Investment division contribution to consolidated net income	12,210	15,125

Income tax expense	(11,086)	(13,875)

Consolidated net income	$18,474	$21,564

(1)	Rental revenue generated by properties transferred from the Investment Division to the Homebuilding Division for conversion to condominiums and properties developed by the Homebuilding Division in lease-up.

(2)	Prior to 2004, the Investment Division recognized gains on transfers of properties to the Homebuilding Division for conversion and sale as condominium homes. Beginning in 2004, properties are transferred between divisions at cost.

(3)	Prior to 2004, the Homebuilding Division recognized profits on properties it transferred to the Investment Division upon completion and stabilization. Beginning in 2004, properties are transferred between divisions at cost.

	March 31,	December 31,
	2006	2005
	Restated	Restated
Reconciliation of divisional total assets to consolidated total assets:
Homebuilding division total assets	$1,591,639	$1,390,887
Investment division total assets	459,536	471,011

	2,051,175	1,861,898
Less higher basis resulting from intercompany sales (1)	(55,205)	(61,178)
Add goodwill	2,691	2,691

Consolidated total assets	$1,998,661	$1,803,411

(1)	Prior to 2004, both divisions recognized gains on transfers of properties between divisions. Beginning in 2004, properties are transferred between divisions at cost.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 7. ASSETS HELD FOR SALE
In March 2005, our board of directors approved a plan to divest substantially all of our Investment Division properties. Pursuant to this plan, we sold 18 properties in 2005 and 2006. The remaining Investment Division properties we intend to sell are classified as assets held for sale as of March 31, 2006, and their results of operations, along with the results of operations of the 18 properties sold, are presented in discontinued operations.
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
In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” operating results for properties for which we have implemented plans of disposal have been reported in discontinued operations. Discontinued operations for the three months ended March 31, 2006 and 2005 include the operations of 18 properties sold since the beginning of 2004 and 12 properties held for sale as of March 31, 2006, which were previously reported in the Investment Division. The results of these operations were as follows:

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
NOTE 9. RESTATEMENT OF PRIOR-PERIOD FINANCIAL STATEMENTS
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
All changes reflected in this footnote have been reflected throughout this consolidated financial statement, as restated. The difference between the reported amounts below represent the adjustments relating to the restatement. The effects of the restatement are as follows:

	December 31, 2005		March 31, 2006
	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated
Consolidated Balance Sheets
Cash and cash equivalents	$38,627	$39,044	$35,237	$35,626
Restricted cash	21,830	28,642	17,369	23,974
Real estate held for investment	122,165	415,448	123,856	415,466
Investments in and advances to partnerships and joint ventures	79,173	78,080	61,285	62,201
Other assets, net	65,415	73,863	61,038	69,688
Total assets	1,495,544	1,803,411	1,690,491	1,998,661
Accounts payable and other liabilities	103,164	109,598	108,575	115,137
Deferred tax liability	71,793	27,736	71,793	27,736
Mortgages and notes payable	830,265	1,248,238	946,223	1,364,045
Total liabilities	1,130,643	1,510,993	1,307,771	1,688,098
Retained earnings (accumulated deficit)	(13,661)	(86,144)	2,120	(70,037)
Total stockholder’s equity	350,498	278,015	361,599	289,442

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 9. RESTATEMENT OF PRIOR-PERIOD FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended		For the Three Months Ended
	March 31, 2005		March 31, 2006
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
Consolidated Statement of Income
Rental and other revenue	$16,697	$21,944	$9,676	$24,844
Property operating expenses	8,190	10,548	5,080	12,351
Depreciation expense	3,415	4,210	887	3,633
General and administrative expenses	6,385	6,390	6,581	6,593
Equity in income of partnerships and joint ventures	8,430	8,070	1,145	2,061
Interest expense	(5,313)	(7,110)	(2,850)	(9,471)
Income tax expense	(7,425)	(7,399)	(6,911)	(6,699)
Income from continuing operations	11,530	11,488	11,517	11,163
Net income	21,606	21,564	18,828	18,474

Earnings per common share
Net income allocable to common stockholders	$.90	$.90	$.65	$.64

Earnings per common share assuming dilution
Net income allocable to common stockholders	$.70	$.70	$.59	$.58

	For the Three Months Ended		For the Three Months Ended
	March 31, 2005		March 31, 2006
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
Consolidated Statements of Cash Flows
Cash Flows from Operating Activities
Net income	$21,606	21,564	$18,828	$18,474
Depreciation and amortization of leasing costs	3,783	4,533	1,032	3,778
Amortization of deferred borrowing costs	1,583	1,624	2,900	3,168
Equity in income of partnerships and joint ventures	(8,430)	(8,070)	(1,145)	(2,061)
Changes in restricted cash	(6,679)	(5,907)	6,070	6,154
Changes in other assets	(3,722)	(4,087)	6,712	9,879
Changes in accounts payable and other liabilities	11,972	11,800	(16,198)	(19,209)
Net cash used in operating activities	(99,321)	(97,929)	(171,272)	(169,281)

Cash Flows from Investing Activities
Capital improvements to real estate	(1,460)	(1,727)	(1,641)	(2,715)
Distributions from partnerships and joint ventures	21,436	20,279	14,640	14,640
Net cash (used in) provided by investing activities	(26,936)	(28,085)	2,822	1,748

Cash Flows from Financing Activities Principal payments on notes payable	(193,422)	(193,761)	(100,755)	(100,906)
Net cash provided by financing activities	127,596	127,297	165,060	164,115

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 10. NOTES PAYABLE OF ANSONIA APARTMENTS, LP
Ansonia currently has a $390.9 million secured credit facility with GECC secured by first and second liens on 23 of its properties, as well as pledges of equity interests in the property owning entities. The non-recourse mortgage loans under this facility are cross-collateralized and cross-defaulted, and mature in November 2012. Interest accrues on $371 million of this indebtedness at a blended fixed rate of 5.95% payable monthly. The remaining $19.9 million bears interest at a blended floating rate of 4.5% in excess of LIBOR (9.33% as of March 31, 2006), and requires monthly payments of principal and interest computed on a 25-year amortization schedule. Under the terms of these loans, Ansonia is required to maintain a ratio of net operating income of the properties to the outstanding principal balance of the loans (the “Cash on Cash Ratio”) of 6.6% and a ratio of net operating income of the properties to the total debt service required under the loans (“Debt Service Coverage Ratio”) of 1.03:1 during the first year of the loan term (with such ratios increasing annually thereafter), or it will be required to pay GECC 100% of the net cash flow (after payment of property operating expenses, debt service and impounds) from the properties to reduce the principal balance of the loans until such time as the Cash on Cash Ratio and Debt Service Coverage Ratio are the greater of 7% and 1.05:1, respectively, or the levels required for that particular loan year, for six consecutive months.
In addition to the GECC credit facility, as of March 31, 2006, Ansonia had two non-recourse mortgage loans. One note for $24 million accrues interest at a fixed rate of 5.49%, is payable in monthly installments of principal and interest based on a 30-year amortization schedule, and matures in April 2014. The other note for $2.8 million accrues interest at a fixed rate of 5.52%, is payable in monthly installments of principal and interest based on a 30-year amortization schedule, and matures in July 2009.
At March 31, 2006, scheduled principal payments on Ansonia’s notes payable are due as follows:

Nine months ending December 31, 2006	$420
2007	612
2008	647
2009	3,380
2010	706
Thereafter	412,057

$417,822

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Please read this discussion along with the Consolidated Financial Statements and Notes. Dollar amounts in tables are in thousands.
Business Overview
General
We are a homebuilder and real estate developer with over 30 years of experience in the real estate industry. Our large projects in urban areas require long lead times. As a result, there is a significant time period between the commencement of a project and receipt of revenue. Revenue and gross profit from our for-sale communities for the three-month periods ended March 31, 2006 and 2005, are presented in the Homebuilding Division discussion below under the caption “Operating Results of For-Sale Communities.”
We also operate a real estate investment business. We began divesting this business in March 2005. Over the past several years, funds generated by the operation, sale, or refinancing of properties in the investment portfolio financed the growth of our homebuilding and development activities.
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
The effect of the restatement on prior period financial statement included in this report is discussed in NOTE 9. “RESTATEMENT OF PRIOR-PERIOD FINANCIAL STATEMENTS” in the Notes to Consolidated Financial Statements. Also see NOTE 10. “NOTES PAYABLE OF ANSONIA APARTMENTS, LP” in the Notes to Consolidated Financial Statements.
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
Outlook
Until this year, our homebuilding business has experienced rapid growth since its inception. We believe our focus on urban and high-density homebuilding will continue to present growth opportunities for us for a number of reasons including:
•	our pipeline of future projects, which we have built up over the last seven years and include a number of large projects in New Jersey, Ft. Lauderdale, Orlando, and Nashville that are expected to produce substantial revenues over the next five or more years;

•	scarcity of suburban land for development and increased restrictions and controls on growth in many areas, channeling a larger share of new construction into urban and other areas where high density housing predominates;

•	demographic trends of increased immigration, smaller households, and later marriages tend to favor demand in urban areas as opposed to other areas; and

•	smart growth initiatives driven by high fuel costs, environmental considerations, a desire to reduce suburban sprawl and increasing traffic congestion favor high density residential developments.
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
Pursuant to a strategic plan announced in March 2005, we sold 18 investment properties in 2005 and the first quarter of 2006 and at March 31, 2006 had 12 investment properties classified as held for sale. As a result, revenues, expenses, and cash flows from rental operations declined in 2005 and are expected to decline further in 2006. Cash proceeds from this capital redeployment plan have been and will be used to expand our homebuilding operation, reduce debt, and repurchase common stock. Five apartment communities with 936 units and seven commercial properties with 646,000 square feet were classified as assets held for sale at March 31, 2006, and their operating results are presented in discontinued operations in the Statements of Income for the three months ended March 31, 2006 and 2005.
Factors Affecting Comparability of Results of Operations
Percentage-of-Completion Revenue Recognition. Because the percentage-of-completion method of revenue recognition requires us to recognize revenue from sales of homes prior to the closing of such sales, the timing of revenue generated by projects using the percentage-of-completion method will not be comparable to the timing of revenue generated by projects using the closing method. See “Critical Accounting Policies and Estimates—Revenue Recognition” on page 65 of the Annual Report on Form 10-K/A (Amendment No.1) for the year ended December 31, 2005.
Segment Results. Segment results for our Homebuilding and Investment Divisions include revenue generated by both consolidated and unconsolidated entities. Therefore, the revenues reflected in the segment results are not fully comparable with our consolidated results. A reconciliation of segment revenue to consolidated revenue is presented in NOTE 6. “SEGMENT REPORTING” in the accompanying Notes to Consolidated Financial Statements.
Results of Operations
Overview
For the three months ended March 31, 2006, total consolidated revenue was $114 million, compared to $85.5 million reported for the corresponding period in 2005. This increase is attributable to the increase in consolidated homebuilding sales, which increased from $63.6 million in 2005 to $89.2 million in 2006. We expect homebuilding sales revenue to continue to increase as more communities under development and in our pipeline, especially in the Northeast, begin to generate revenue. See the tables that summarize homebuilding sales and present our active projects, including backlog of homes sold, not closed, and our development pipeline below under the caption “Operating Results of For-Sale Communities” and “Active Projects and Development Pipeline.”

Rental revenue increased $2.8 million, or 12.8%, for the three months ended March 31, 2006, compared to the same period of 2005. The increase was primarily due to the consolidation of four properties in 2005.
Income from continuing operations was $11.2 million for the three months ended March 31, 2006, compared to $11.5 million for the three months ended March 31, 2005. Equity in income of partnerships and joint ventures decreased $6 million chiefly due to a decrease in gross profit from homebuilding sales in unconsolidated partnerships and joint ventures as projects owned by these entities neared completion and close out. This was offset by an increase of $7.5 million in gross profit from consolidated homebuilding sales.
During the three months ended March 31, 2006, we recognized gains on sale of real estate of $7.3 million (net of income tax expense of $4.4 million), including those presented in discontinued operations in accordance with SFAS No. 144. During the corresponding period of 2005, gains on sale, including those presented in discontinued operations, were $11.2 million (net of income tax expense of $5.8 million). See “Sales of Consolidated Properties” below.
Operating Results of Consolidated Rental Properties. At March 31, 2006, our consolidated rental properties presented in continuing operations included apartment communities with 7,829 apartments (excluding 936 units in assets held for sale and presented in discontinued operations) and one commercial property with 102,000 square feet (excluding 646,000 square feet in assets held for sale and presented with discontinued operations).
The following table summarizes aggregate property level revenue and expenses for our consolidated rental properties presented in continuing operations for the three months ended March 31, 2006 and 2005. The revenue and expenses below exclude management fee and other revenue and interest expense on corporate debt.

	For the Three Months Ended March 31,
	2006	2005	Change
Rental revenue	$24,538	$21,762	$2,776
Property operating expenses	(12,351)	(10,548)	(1,803)
Interest expense	(6,820)	(5,332)	(1,488)
Depreciation expense	(3,633)	(4,210)	577

	$1,734	$1,672	$62

The following table illustrates the impact on the change between 2005 and 2006 resulting from properties targeted for conversion to condominium homes for sale, properties consolidated and acquired in 2005, and properties in lease-up on the revenues and expenses of our consolidated rental properties for the three months ended March 31, 2006 and 2005.

	Condominium	Properties	Properties in	Properties
	Conversions	Consolidated	Lease-up	Acquired	Other		Total
Rental revenue	$(1,067)	$2,093	$575	$490	$685		$2,776
Property operating expenses	340	(811)	(450)	(554)	(328)		(1,803)
Interest expense	1,942	(1,051)	(734)	(373)	(1,272	)(1)	(1,488)
Depreciation expense	1,040	(358)	(234)	(135)	264		577

	$2,255	$(127)	$(843)	$(572)	$(651)		$62

(1)	Other increases in interest expense include an increase of $1.2 million for 20 properties owned by Ansonia that were refinanced in November 2005, increasing debt by $100.7 million.

Equity in Income of Unconsolidated Partnerships and Joint Ventures. The following table summarizes the components of equity in income of unconsolidated partnerships and joint ventures for the three months ended March 31, 2006 and 2005:

	For the Three Months Ended March 31,
	2006	2005	Change
Homebuilding operations
Homebuilding sales revenue	$22,686	$56,455	$(33,769)
Costs of homebuilding sales	(19,348)	(36,432)	17,084

Gross profit from homebuilding sales	3,338	20,023	(16,685)

Rental property operations
Rental revenue	377	3,054	(2,677)
Property and other operating expenses	(35)	(1,365)	1,330
Interest expense	(61)	(1,342)	1,281
Depreciation expense	(51)	(489)	438
Mortgage banking income	460	—	460
Discontinued operations	—	(613)	613
Elimination of management and other fees paid to Tarragon	—	92	(92)
Outside partners’ interests in income of joint ventures	(1,686)	(10,973)	9,287
Overhead costs assocated with investments in joint ventures	(126)	—	(126)

Performance-based compensation related to homebuilding projects of unconsolidated partnerships and joint ventures	(155)	(759)	604
Cash distributions in excess of investment	—	15	(15)
Impairment recovery	—	427	(427)

Equity in income of partnerships and joint ventures	$2,061	$8,070	$(6,009)

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

Homebuilding Division
Operating Results of For-Sale Communities. The following table presents revenue and gross profit for each of our for-sale communities. As stated previously, results for our segments do not distinguish between revenue of consolidated and unconsolidated projects. Therefore, the following tables include revenue and gross profit for both consolidated and unconsolidated projects.

	For the Three Months Ended March 31,
	2006		2005
	Units	Dollars	Units	Dollars
Revenue recognized on the closing method by community
Consolidated communities
Arlington Park	—	$—	23	$4,939
Bishops Court at Windsor Park	39	5,594	—	—
The Bordeaux	74	13,189	—	—
Central Park at Lee Vista	162	29,458	—	—
Cordoba Beach Park	18	6,048	—	—
Georgetown at Celebration	—	14	—	—
Montreux at Deerwood Lake	36	6,250	—	—
Oxford Place	49	8,077	—	—
Pine Crest Village II	—	—	11	2,356
The Quarter at Ybor City	35	6,941	—	—
Southampton Pointe	20	3,893	—	—
Tuscany on the Intracoastal	—	—	55	15,620
Venetian Bay Village II & III	2	397	59	8,682
Villas at Seven Dwarfs Lane	4	705	—	—
Warwick Grove	3	1,625	—	—
Waterstreet at Celebration	—	—	25	6,424
Yacht Club on the Intracoastal	3	970	—	—
Land development	21	1,543	22	1,128

	466	84,704	195	39,149

Unconsolidated communities
The Grande	1	250	216	40,289
The Hamptons	49	11,131	10	1,830
Lofts on Post Oak	36	10,767	—	—

	86	22,148	226	42,119

Total revenue recognized on the closing method	552	106,852	421	81,268

Revenue recognized on the percentage-of-completion method by community
Consolidated communities
Alta Mar (1)	—	(980)	16	7,816

Las Olas River House (2)	3	5,466	15	16,625

	3	4,486	31	24,441

Unconsolidated communities
XII Hundred Grand (3)	—	541	23	10,062
XIII Hundred Grand (3)	—	(3)	—	4,274

	—	538	23	14,336

Total revenue recognized on the percentage-of-completion method	3	5,024	54	38,777

Total homebuilding sales revenue	555	$111,876	475	$120,045

	For the Three Months Ended March 31,
	2006	2005
Gross profit (loss) on homebuilding sales revenue recognized on the closing method by community
Consolidated communities
Arlington Park	$—	$1,264
Bishops Court at Windsor Park	2,444	—
The Bordeaux	4,658	—
Central Park at Lee Vista	14,518	—
Cordoba Beach Park	84	—
Georgetown at Celebration	(297)	—
Montreux at Deerwood Lake	(1,087)	—
Oxford Place	3,683	—
Pine Crest Village II	—	964
The Quarter at Ybor City	(302)	—
Southampton Pointe	(455)	—
Tuscany on the Intracoastal	—	3,813
Venetian Bay Village II & III	53	1,376
Villas at Seven Dwarfs Lane	170	—
Warwick Grove	229	—
Waterstreet at Celebration	—	2,377
Yacht Club on the Intracoastal	571	—
Land development	135	—

	24,404	9,794

Unconsolidated communities
The Grande	134	13,001
The Hamptons	2,240	419
Lofts on Post Oak	1,069	—

	3,443	13,420

Total gross profit on homebuilding sales revenue recognized on the closing method	27,847	23,214

Gross profit (loss) on homebuilding sales revenue recognized on the percentage-of-completion method by community
Consolidated communities
Alta Mar (1)	(552)	2,430
Las Olas River House (2)	(757)	3,371

	(1,309)	5,801

Unconsolidated communities
XII Hundred Grand (3)	15	4,692
XIII Hundred Grand (3)	(120)	1,911

	(105)	6,603

Total gross profit (loss) on homebuilding sales revenue recognized on the percentage-of-completion method	(1,414)	12,404

Total gross profit on homebuilding sales	$26,433	$35,618

(1)	At March 31, 2006, 100% of the homes had either closed or were under firm contracts totaling $49.1 million, and construction was 96% complete. Through March 31, 2006, we closed sales of 105 homes totaling $39.2 million. We have recorded deferred revenue from these closings of $1.7 million which will be recognized as completion of the project progresses.

(2)	At March 31, 2006, 89% of the homes had either closed or were under firm contracts totaling $216.6 million, and construction was 98% complete. Through March 31, 2006, we closed sales of 253 homes totaling $212.2 million. We have recorded deferred revenue from these closings of $4.8 million which will be recognized as completion of the project progresses.

(3)	At XII Hundred Grand, all homes and three commercial units have closed with contracts totaling $72.5 million, and construction was 98% complete at March 31, 2006. We have recorded deferred revenue from these closings of $1.5 million which will be recognized as completion of the project progresses. At XIII Hundred Grand, all homes and two commercial units have closed with contracts totaling $45.9 million, and construction was 99% complete at March 31, 2006. We have deferred revenue from these closings of $256,000 which will be recognized as completion of the project progresses.

The following table presents homebuilding sales revenue for both consolidated and unconsolidated communities by product type.

	High- and	Condominium	Townhome and
	Mid-rise	and Townhome	Traditional New	Land
For the Three Months Ended	Developments	Conversions	Developments	Development	Total
March 31, 2006	$5,024	$102,583	$2,726	$1,543	$111,876
March 31, 2005	$38,777	$66,519	$13,621	$1,128	$120,045
Gross profit on homebuilding sales is based on estimates of total project sales value and total project costs. When estimates of sales value or project costs are revised, gross profit is adjusted in the period of change so that cumulative project earnings reflect the revised profit estimate. During 2006, our revised estimates of the pace of remaining sales, based on current market conditions, resulted in increases in projected marketing costs and sales incentives and, therefore, lower estimated gross profit margins at some of our projects. We revised our estimates of sellout value and/or development costs for the following projects, changing their estimated gross profit margins from those used in 2005: Lofts on Post Oak increased 4.7%; Southampton Pointe decreased 5.4%; Montreaux at Deerwood Lake decreased 5.3%; The Quarter at Ybor City decreased 3.1%; Central Park at Lee Vista decreased 2.4%; The Hamptons decreased 1%; and Las Olas River House decreased 1%. These adjustments decreased net income for the first quarter of 2006 by $5.1 million. Accordingly, overall margins are expected to improve significantly in future quarters if current sales rates continue.
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

	High- and	Condominium	Townhome and
	Mid-rise	and Townhome	Traditional New	Land		Total
	Developments	Conversions	Developments	Development	Total	Units
Backlog as of December 31, 2005	$105,353	$134,900	$90,183	$96,880	$427,316	1,794
Net new orders (1)	8,584	83,277	13,326	—	105,187	461
Closings	(49,930)	(102,110)	(2,725)	(1,543)	(156,308)	(663)
Adjustments to prices	(86)	35	(3)	(8)	(62)	—

Backlog as of March 31, 2006	$63,921	$116,102	$100,781	$95,329	$376,133	1,592

(1)	Net new orders include gross new orders of 580 homes with an aggregate contract value of $128.2 million and contract cancellations of 119 homes with an aggregate contract value of $23 million. The cancellations relate predominantly to 2005 sales at condominium conversion projects to investors who defaulted under their contracts and did not close their sales as scheduled in the first quarter of 2006. As investor-driven sales have largely disappeared, we believe this first quarter experience is not representative of our buyer default rates going forward. The default rate for 2006 sales to date is 2.1%.
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
Investment Division
As stated previously, results for our segments do not distinguish between revenues of consolidated and unconsolidated properties. Therefore, rental revenue and net operating income (rental revenue less property operating expenses) in the following discussion include both consolidated and unconsolidated rental communities. Rental revenue and net operating income in the following discussion also include operating results of five apartment communities and seven commercial properties reported in discontinued operations in our consolidated operating results. You should read the following discussion along with the Investment Division operating statements and summary of Investment Division net operating income in NOTE 6. “SEGMENT REPORTING” in the Notes to Consolidated Financial Statements included in this Form 10-Q/A. Net operating income is a supplemental non-GAAP financial measure. A reconciliation of Investment Division net operating income to Investment Division income before tax is presented in the Investment Division operating statements in NOTE 6. “SEGMENT REPORTING” in the Notes to Consolidated Financial Statements.
The Investment Division reported net operating income of $10.7 million for the three months ended March 31, 2006, and $16.8 million for the three months ended March 31, 2005. Net operating income as a percentage of rental revenue was 47.2% for the three months ended March 31, 2006, and 50.7% for the corresponding period in 2005.
The following table presents net operating income for our 38 same store Investment Division apartment communities with 8,255 units (consolidated and unconsolidated, including properties for which operating results have been presented in discontinued operations). These are properties in our Investment Division during both periods presented below.

	For the Three Months
	Ended March 31,
	2006	2005
Same store stabilized apartment communities:
Rental revenue	$19,207	$18,309
Property operating expenses	(9,712)	(9,091)

Net operating income	$9,495	$9,218

Net operating income as a percentage of rental revenue	49.4%	50.3%
Average monthly rental revenue per unit	$776	$739
Net operating income for our 38 same store stabilized apartment communities increased $277,000, or 3%, in the first quarter of 2006 compared to the corresponding period in 2005. This increase was mostly due to a 4.9% increase in revenue. Net operating income as a percentage of rental revenue for these properties was 49.4% for the three months ended March 31, 2006, and 50.3% for the three months ended March 31, 2005.
Investment Division net gains on sale of real estate, including properties owned through unconsolidated partnerships and joint ventures, were $10.2 million for the three months ended March 31, 2006 and $14 million for the three months ended March 31, 2005.
Interest expense for the Investment Division decreased by $4.4 million, or 44.7%, for the three months ended March 31, 2006, compared to the corresponding period of 2005. For the 38 same store stabilized apartment communities, interest expense increased 26% from $6.2 million to $7.8 million due to increased debt in connection with financings.
Investment Division depreciation expense was $3.9 million for the three months ended March 31, 2006, compared to $5.5 million for the corresponding period in 2005. This decrease was due to discontinuing depreciation of properties classified as held for sale.
General and administrative expenses of the Investment Division decreased to $1.4 million for the three months ended March 31, 2006, from $2 million for the corresponding period in 2005. General and administrative expenses were 6.4% and 6% of divisional revenues for these periods. The decrease is principally due to fees paid in 2005 for investment banking services related to the planned sale of Investment Division properties.
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
Ansonia currently has a $390.9 million secured credit facility with GECC secured by first and second liens on 23 of its properties, as well as pledges of equity interests in the property owning entities. The non-recourse mortgage loans under this facility are cross-collateralized and cross-defaulted, and mature in November 2012. Interest accrues on $371 million of this indebtedness at a blended fixed rate of 5.95% payable monthly. The remaining $19.9 million bears interest at a blended floating rate of 4.5% in excess of LIBOR (9.33% as of

March 31, 2006), and requires monthly payments of principal and interest computed on a 25-year amortization schedule. Under the terms of these loans, Ansonia is required to maintain a ratio of net operating income of the properties to the outstanding principal balance of the loans (the “Cash on Cash Ratio”) of 6.6% and a ratio of net operating income of the properties to the total debt service required under the loans (“Debt Service Coverage Ratio”) of 1.03:1 during the first year of the loan term (with such ratios increasing annually thereafter), or it will be required to pay GECC 100% of the net cash flow (after payment of property operating expenses, debt service and impounds) from the properties to reduce the principal balance of the loans until such time as the Cash on Cash Ratio and Debt Service Coverage Ratio are the greater of 7% and 1.05:1, respectively, or the levels required for that particular loan year, for six consecutive months.
Non-recourse Mortgage Debt. In addition to the GECC secured credit facilities, as of March 31, 2006, we had an aggregate of $133.0 million of outstanding non-recourse indebtedness secured by 19 rental properties (of which nine are classified as held for sale at March 31, 2006) and four homebuilding projects properties targeted for conversion to condominiums. The agreements governing this mortgage debt generally do not contain restrictive covenants and are not guaranteed by us or any of our subsidiaries or joint ventures. Of these mortgage loans, $131.5 million bear interest at various fixed rates, and $1.6 million bear interest at various floating rates. As of March 31, 2006, the weighted average rate of these mortgage loans was 6.35%.
Recourse Mortgage Debt. The following table summarizes the material terms of our recourse mortgage debt:

					Tarragon’s
	Balance at		Interest Rate at		Interest in
Project	March 31, 2006		March 31, 2006	Maturity Date	Profits

Aventerra Apartments	$7,838		6.83%	Dec-2006	100%
Merritt 8	900	(1)(2)	4.53%	Jul-2023	100%
Orlando Central Park	3,314		6.83%	Apr-2007	100%

	$12,052

(1)	Property is classified as held for sale at March 31, 2006.

(2)	Represents a guaranty of 5% of the loan amount. The remainder of the loan amount is included in Non-recourse Mortgage Debt above.
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

						Tarragon’s
	Commitment	Balance at		Interest Rate at		Interest in
Project	Amount	March 31, 2006		March 31, 2006	Maturity Date	Profits

1100 Adams	$24,395	$17,204		6.63%	Apr-2007	85%
1118 Adams	15,357	15,357		6.83%	Dec-2006	85%
1118 Adams	2,145	1,424	(1)	—	Sep-2026	85%
1118 Adams	2,250	—	(1)	1.00%	Sep-2051	85%
Cason Estates	14,339	13,002	(2)	6.63%	Nov-2006	100%
Deerwood Ocala	22,125	9,485		6.58%	Aug-2007	50%
Newbury Village	21,398	19,081		6.58%	Dec-2006	100%
One Hudson Park	54,325	15,303		6.68%	Jun-2007	100%
Villas at Seven Dwarfs Lane	14,607	12,604		7.18%	Apr-2008	100%
Twelve Oaks at Fenwick Plantation	9,360	9,360		6.83%	Dec-2006	100%
Warwick Grove	20,000	7,534		7.03%	Sep-2008	50%

	$200,301	$120,354

(1)	1118 Adams is an affordable housing rental development in Hoboken, New Jersey. Both of these loans are with governmental agencies and are non-recourse to Tarragon.

(2)	The loan was refinanced in September 2006.

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

						Tarragon’s
	Commitment	Balance at		Interest Rate at		Interest in
Project	Amount	March 31, 2006		March 31, 2006	Maturity Date	Profits

210 Watermark	$34,100	$34,100		7.43%	Nov-2007	100%
5600 Collins	1,000	882	(9)	7.75%	May-2006	100%
Ballantrae	41,300	41,300	(10)(15)	7.43%	Apr-2007	100%
Bermuda Island	45,000	35,458	(7)	6.98%	Dec-2007	100%
Cordoba Beach Park	9,971	9,971	(1)	7.53%	May-2007	100%
Gables Floresta	74,400	74,400		7.33%	Jul-2008	100%
The Exchange	6,300	6,300	(14)	7.08%	Nov-2006	100%
Lincoln Pointe	40,000	40,000	(2)(13)	7.78%	Jun 2006	58%
Madison at Park West	25,500	25,500	(3)(15)	7.08%	Dec-2006	100%
Mirabella	50,041	50,041	(4)(5)	7.53%	Jul-2007	100%
Monterra at Bonita Springs	42,125	42,125	(7)(15)	6.83%	Oct-2006	100%
Montreux at Deerwood	49,700	6,191		7.23%	Jan-2007	100%
Oxford Place	20,875	20,875	(7)	7.58%	Aug-2007	100%
Promenade at Reflection Lakes	51,200	51,200	(12)(15)	7.43%	Mar-2007	100%
The Quarter at Ybor City	16,546	16,546	(6)(15)	7.53%	May-2007	100%
Southampton Pointe	8,000	6,976		7.43%	May-2007	100%
The Tradition at Palm Aire	32,000	32,000	(8)	7.78%	Aug-2007	100%
Via Lugano	60,000	60,000	(11)(15)	7.08%	Nov-2006	100%
Vista Grande	42,000	42,000	(7)	7.58%	Aug-2007	100%

	$650,058	$595,865

(1)	Includes $5.0 million of non-recourse debt.

(2)	Includes $35 million of non-recourse debt.

(3)	Includes $23.4 million of non-recourse debt.

(4)	Includes $37.4 million of non-recourse debt.

(5)	Interest rate is blended rate for two loans.

(6)	Includes $4.2 million of non-recourse debt.

(7)	This loan is non-recourse.

(8)	Includes $24 million of non-recourse debt.

(9)	This loan was repaid in April 2006.

(10)	Includes $36.3 million of non-recourse debt.

(11)	Includes $55.8 million of non-recourse debt.

(12)	Includes $47.2 million of non-recourse debt.

(13)	This loan was refinanced in June 2006.

(14)	An extension for this loan is in process.

(15)	In October 2006, we entered into an agreement with the lender of these six loans under which the loans will be cross-collateralized and cross-defaulted and will be secured by a single amended and restated mortgage instrument. Additionally, the maturities of each loan have been extended two years. Tarragon has guaranteed repayment of up to $15.4 million of the aggregate indebtedness under the six loans, and the indebtedness is otherwise non-recourse.
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

						Tarragon’s
	Commitment	Balance at		Interest Rate at		Interest in
Project	Amount	March 31, 2006		March 31, 2006	Maturity Date	Profits

Alexandria Pointe	$1,971	$1,785		7.83%	Jun-2007	40%
Trio	13,500	13,500		6.98%	Apr-2007	100%
Southridge Pointe	409	409	(1)	7.83%	Jun-2006	40%
Villas at Seven Dwarfs Lane	2,003	2,003		7.33%	Oct-2007	100%
Warwick Grove	11,838	7,532		7.03%	Sep-2008	50%

	$29,721	$25,229

(1)	This loan was repaid in July 2006.

Land Loans. When we acquire land for future development or sale, we sometimes finance the acquisitions with land loans. Generally, one of our subsidiaries or a joint venture will incur the loan, and we will guarantee the repayment of the loan. The following table summarizes the material terms of our land loans. Except as noted, these loans are guaranteed by Tarragon:

					Tarragon’s
	Balance at		Interest Rate at		Interest in
Project	March 31, 2006		March 31, 2006	Maturity Date	Profits

100 East Las Olas	$4,125		8.75%	Mar-2007	100%
Central Square	11,250		6.93%	Jul-2007	100%
Mohegan Hill	1,250	(1)(3)	8.00%	Nov-2007	60%
Mohegan Hill	5,000	(1)(3)	6.00%	Sep-2006	60%
Orion	9,604	(2)(4)	7.33%	Jul-2006	70%
Uptown Village	7,611		6.93%	Sep-2007	100%

	$38,840

(1)	Tarragon has not guaranteed these loans.

(2)	Includes $3.6 million of non-recourse debt.

(3)	This loan was repaid in May 2006.

(4)	This loan was repaid in April 2006.
Other Recourse Debt. We also have other recourse debt with an aggregate balance of $4 million at March 31, 2006.

Sources and Uses of Cash
The following table presents major sources and uses of cash for the three months ended March 31, 2006 and 2005.

	For the Three Months
	Ended March 31,
	2006	2005
Sources of cash:
Net proceeds from home sales	$43,049	$35,181
Net proceeds from the sale of real estate
Investment Division	14,909	16,633
Homebuilding Division	—	22,368
Net proceeds related to financings and other borrowings
Investment Division	—	32,604
Lines of credit	2,947	15,392
Subordinated unsecured notes	56,767	—
Other corporate debt	(486)	—
Net cash flow from property operations	(791)	949
Other:
Proceeds from the exercise of stock options	252	5,729

Total sources of cash	116,647	128,856

Uses of cash:
Purchase of homebuilding inventory or land for development	(48,398)	(24,290)
Development and renovation cost, net of borrowing	(44,434)	(37,377)
Advances to partnerships and joint ventures for homebuilding activities	(5,084)	(2,288)

Cash used in homebuilding activities	(97,916)	(63,955)

Purchase of Investment Division apartment communities	—	(39,667)
Capital improvements to real estate	(2,715)	(1,460)
Other:
Stock repurchases	(5,284)	(584)
General and administrative expenses paid	(9,835)	(8,581)
Income taxes paid	(2,516)	(763)
Dividends to stockholders	(207)	(224)
Distributions to minority partner of consolidated partnership	(565)	(295)
Buyout of minority partners	(1,710)	(12,000)
Other	683	(44)

Total uses of cash	(120,065)	(127,573)

Net sources (uses) of cash	$(3,418)	$1,283

Cash Flows. For the three months ended March 31, 2006, our net cash used in operating activities was $169.3 million compared to $97.9 million for the three months ended March 31, 2005. This increase is principally related to the purchase of homebuilding inventory.
For the three months ended March 31, 2006, our net cash provided by investing activities was $1.7 million compared to net cash used of $28.1 million for the same period of 2005. In the first quarter of 2006, we paid $1.7 million to a minority partner in exchange for interests in certain joint venture condominium projects. During the first three months of 2005, we acquired two rental apartment communities for $39.7 million, the cash portion of which was $16 million. In the first quarter of 2005, we also acquired the interest of a minority partner in two condominium development projects and one land parcel for $7 million. In the first quarter of

2005, we paid $5 million to a minority partner in exchange for interests in certain joint venture condominium projects.
For the three months ended March 31, 2006, our net cash provided by financing activities increased to $164.1 million from $127.3 million for the three months ended March 31, 2005. This increase was primarily due to issuance of subordinated unsecured notes in March 2006.
On March 15, 2006, we announced a cash dividend of $.10 per common share payable on May 1, 2006, to stockholders of record on April 10, 2006.
Contractual Commitments. The following table summarizes information regarding contractual commitments.

	Nine Months
	Ending December
	31, 2006	2007	2008	2009	2010	Thereafter	Total
Scheduled principal payments on debt	$305,757	$404,244	$200,120	$20,053	$33,339	$580,725	$1,544,238
Operating leases	896	1,215	1,207	709	444	1,582	6,053
Commitments to purchase real estate for homebuilding activities	165,150	—	—	—	—	—	165,150

	471,803	405,459	201,327	20,762	33,783	582,307	1,715,441

Guaranteed debt of unconsolidated partnerships and joint ventures	3,900	48,402	38,995	—	—	—	91,297

	$475,703	$453,861	$240,322	$20,762	$33,783	$582,307	$1,806,738

Of the loans maturing in 2006, $32.6 million may be extended for six months and $199.7 million may be extended for one year. Of the loans maturing in 2007, $211.2 million may be extended one year and $3.3 million may be extended two years. Of the loans maturing in 2008, $79.2 million may be extended for one year. We intend to extend or repay these loans primarily through home sales or refinancings. We believe we can arrange such new financing as may be needed to repay maturing loans.
Commitments to purchase real estate for homebuilding activities include the purchase of a 179-unit rental apartment community for conversion to condominiums for $30 million, of which $21.8 million was financed with a mortgage subsequent to March 31, 2006. Purchase commitments also include a contract to acquire a golf course and hotel for a condominium development at a price of $65 million, and contracts to purchase four tracts of land for development of three mixed-use projects with condominiums or homes for sale and equestrian facilities, or marina facilities and one rental apartment community. The aggregate purchase price of the four land contracts was $135.2 million. Subsequent to March 31, 2006, the contract for the golf course and hotel and two of the tracts of land were canceled, and the remaining two tracts of land were purchased for $6.4 million.
Off-Balance Sheet Arrangements
We have guaranteed three construction loans and one land loan of four unconsolidated joint ventures. Our guarantee on these four loans is limited to the fully funded debt of 209.3 million. At March 31, 2006, there was $91.3 million outstanding, all of which is guaranteed. The land loan, totaling $3.9 million, matures in 2006, and has a six-month extension option. A $48.4 million construction loan matures in 2007 and has a six-month extension option. The remaining two construction loans totaling $39 million, both mature in 2008 and have six-month extension options.

Critical Accounting Policies and Estimates
Accounting estimates are an integral part of the preparation of our consolidated financial statements and our financial reporting process and are based on our current judgments. Certain accounting estimates are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting these estimates may differ from our current judgments. The most significant accounting policies affecting our consolidated financial statements are discussed under the caption “Critical Accounting Policies and Estimates” beginning on page 65 of our Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2005.
Recently Adopted Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payments” (“SFAS No. 123(R)”). SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes the Accounting Principles Board’s Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS No. 123 established a fair-value-based method of accounting for share-based payment transactions with employees. However, it permitted companies the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to the financial statements disclosed the proforma effects of implementing the fair-value-based method. SFAS No. 123(R) requires that compensation cost relating to share-based payment transactions be recognized in financial statements. The cost is measured based on the fair value of the equity or liability instruments issued. Effective January 1, 2006, we adopted SFAS No. 123(R). The adoption of SFAS No. 123(R) had no impact on our 2006 consolidated financial statements as all options accounted for under APB No. 25 were fully vested and amortized prior to January 1, 2006.

PART II. OTHER INFORMATION
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