Form 10-Q/A
period 2006-09-30
TARRAGON CORP
filed 2006-11-15
CIK 1038217

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

Explanatory Note
Tarragon Corporation is amending its Quarterly Report on Form 10-Q (the “Report”) for the quarterly period ended September 30, 2006 filed with the Securities and Exchange Commission on November 9, 2006. This amendment is being made to amend Item 1 of Part I to the Report solely to include the Review Report of our Independent Registered Accountants to our consolidated balance sheet as of September 30, 2006 and the related statements of income and cash flows for the three and nine-month periods ended September 30, 2006 and September 30, 2005. We are also filing Exhibit 15.1, our Independent Registered Accountants Review Report addressed to the U.S. Securities and Exchange Commission dated November 10, 2006. In accordance with Rule 12b-15, this amendment to the Report includes, as Exhibits 31.1, 31.2 and 32.1, the certifications required under Rule 13a-14.

ITEM 1. FINANCIAL STATEMENTS
ITEM 6. EXHIBITS
SIGNATURES
INDEX TO EXHIBITS
Letter re Unaudited Interim Financial Information
Rule 13a-14(a) Certification of CEO
Rule 13a-14(a) Certification of CFO
Section 1350 Certification of CEO and CFO

ITEM 1. FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
Board of Directors and
Stockholders of Tarragon Corporation
We have reviewed the accompanying consolidated balance sheet of Tarragon Corporation and subsidiaries (the “Company”) as of September 30, 2006, and the related statements of income and cash flows for the three and nine-month periods ended September 30, 2006 and September 30, 2005. These interim financial statements are the responsibility of the Company’s management.
We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 15, 2006 (except for Note 16 as to which the date is November 9, 2006), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ GRANT THORNTON LLP
Dallas, Texas
November 10, 2006

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

ITEM 6. EXHIBITS
(a) Exhibits:

3.1	Articles of Incorporation of Tarragon Realty Investors, Inc. (incorporated by reference to Appendix C to the Proxy Statement/Prospectus filed as part of Registration Statement No. 333-25739 on Form S-4, filed April 24, 1997).

3.2	Certificate of Amendment to the Articles of Incorporation of Tarragon Corporation as filed with and approved by the Secretary of State of Nevada on June 17, 2004 (incorporated by reference to Exhibit 3.10 to Form 8-K filed June 23, 2004).

3.3	Certificate of Designation of Preferences and Relative Participating or Optional or Other Special Rights and Qualification, Limitations or Restrictions thereof of 10% Cumulative Preferred Stock of Tarragon Realty Investors, Inc., as filed with and approved by the Secretary of State of Nevada on May 1, 2000 (incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-31424 on Form S-4, filed March 1, 2000).

3.4	Bylaws of Tarragon Realty Investors, Inc. (incorporated by reference to Appendix D to the Proxy Statement/Prospectus filed as part of Registration Statement No. 333-25739 on Form S-4, filed April 24, 1997).

10.1	Incentive Compensation Plan (incorporated by reference to Appendix II to the Company’s 2006 Proxy Statement, filed April 28, 2006).

10.2	Mortgage Consolidation and Spreader Agreement with Barclays Capital Real Estate, Inc. (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarterly period ended September 30, 2006).

10.3	Amended and Restated Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Agreement with Barclays Capital Real Estate, Inc. (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarterly period ended September 30, 2006).

15.1*	Letter re Unaudited Interim Financial Information.

31.1*	Rule 13a-14(a) certification by William S. Friedman, chief executive officer.

31.2*	Rule 13a-14(a) certification by Erin D. Pickens, executive vice president and chief financial officer.

32.1*	Section 1350 certifications by William S. Friedman, chief executive officer, and Erin D. Pickens, executive vice president and chief financial officer.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARRAGON CORPORATION

Date: November 15, 2006	By:	/s/Erin D. Pickens
Erin D. Pickens
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

TARRAGON CORPORATION
INDEX TO EXHIBITS

EXHIBIT 3.1	Articles of Incorporation of Tarragon Realty Investors, Inc. (incorporated by reference to Appendix C to the Proxy Statement/Prospectus filed as part of Registration Statement No. 333-25739 on Form S-4, filed April 24, 1997).

EXHIBIT 3.2	Certificate of Amendment to the Articles of Incorporation of Tarragon Corporation as filed with and approved by the Secretary of State of Nevada on June 17, 2004 (incorporated by reference to Exhibit 3.10 to Form 8-K filed June 23, 2004).

EXHIBIT 3.3	Certificate of Designation of Preferences and Relative Participating or Optional or Other Special Rights and Qualification, Limitations or Restrictions thereof of 10% Cumulative Preferred Stock of Tarragon Realty Investors, Inc., as filed with and approved by the Secretary of State of Nevada on May 1, 2000 (incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-31424 on Form S-4, filed March 1, 2000).

EXHIBIT 3.4	Bylaws of Tarragon Realty Investors, Inc. (incorporated by reference to Appendix D to the Proxy Statement/Prospectus filed as part of Registration Statement No. 333-25739 on Form S-4, filed April 24, 1997).

EXHIBIT 10.1	Incentive Compensation Plan (incorporated by reference to Appendix 11 to the Company’s 2006 Proxy Statement, filed April 28, 2006).

EXHIBIT 10.2	Mortgage Consolidation and Spreader Agreement with Barclays Capital Real Estate, Inc. (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarterly period ended September 30, 2006).

EXHIBIT 10.3	Amended and Restated Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Agreement with Barclays Capital Real Estate, Inc. (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarterly period ended September 30, 2006).

EXHIBIT 15.1*	Letter re Unaudited Interim Financial Information.

EXHIBIT 31.1*	Rule 13a-14(a) certification by William S. Friedman, chief executive officer.

EXHIBIT 31.2*	Rule 13a-14(a) certification by Erin D. Pickens, executive vice president and chief financial officer.

EXHIBIT 32.1*	Section 1350 certifications by William S. Friedman, chief executive officer, and Erin D. Pickens, executive vice president and chief financial officer.

*	Filed herewith