Form 10-K
period 2006-12-31
TARRAGON CORP
filed 2007-04-02
CIK 1038217

\

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended      December 31, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
     The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the price of the last trade as reported by the National Association of Securities Dealers Automated Quotation System as of June 30, 2006 (the last business day of registrant’s most recently completed second fiscal quarter) was an aggregate value of $202,982,506 based upon a total of 14,655,777 shares held as of June 30, 2006, by persons believed to be non-affiliates of the Registrant. The basis of this calculation does not constitute a determination by the Registrant that any persons or entities are affiliates of the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended.
     As of March 27, 2007, there were 28,686,614 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements are based on our current expectations, estimates, forecasts, and projections about the industries in which we operate, our beliefs, and assumptions that we have made based on our current knowledge. In addition, other written or oral statements that constitute forward-looking statements may be made by or on behalf of us. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and/or variations of such words and similar expressions are intended to identify our forward-looking statements. These statements are not guarantees of future performance and involve many risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual outcomes and results may be materially different from what is expressed or forecast in our forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission (the “SEC”), we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.
The risks, uncertainties, and assumptions that are involved in our forward-looking statements include:
•	our substantial indebtedness and high leverage which could adversely affect our financial health and prevent us from fulfilling our debt service obligations;

•	our ability to generate sufficient cash flow to meet our debt service obligations;

•	the effects of fluctuating interest rates, and the pricing and availability of construction and mortgage financing;

•	an increase in competition for home purchasers and tenants or a decrease in demand by home purchasers and tenants;

•	our ability to identify and secure additional apartment properties and sites that meet our criteria for future acquisition or development;

•	construction delays or cost overruns, either of which may increase project development costs;

•	our ability to obtain zoning, occupancy, and other required governmental permits and authorizations;

•	opposition from local community or political groups with respect to development or construction at a particular site;

•	the adoption, on the national, state, or local level, of more restrictive laws and governmental regulations, including more restrictive zoning, land use, or environmental regulations and increased real estate taxes;

•	our ability to sell our older, under-performing properties when necessary for cash flow purposes;

•	general industry, economic, and market conditions particularly with regard to apartment property occupancy, rental growth rates, prevailing rental rates, and competition in the markets where our rental properties are concentrated; and

•	our ability to properly implement and achieve the goals of the proposed spin-off.

These factors are representative of the risks, uncertainties, and assumptions that could cause actual outcomes and results to differ materially from what is expressed or forecast in our forward-looking statements. In addition, these statements could be affected by local, national, and world economic conditions and political events, including global economic slowdowns and fluctuations in interest and currency exchange rates. For additional information regarding factors that may affect our actual financial condition and results of operations, see the information under the caption “Risks Related to Tarragon” in ITEM 1A. “RISK FACTORS.”

PART I
Unless otherwise stated or the context otherwise requires, “we,” “our,” “ours” and “us” refers to Tarragon Corporation (“Tarragon”) and its combined businesses on or prior to the date of the proposed spin-off described in “Item 1 – Business,” below, ”Tarragon Homes” refers to the entity named “Tarragon Homes Corporation,” whose shares will be distributed to Tarragon stockholders in the proposed spin-off, and its business following the proposed spin-off, and “Sage” refers to “Sage Residential, Inc.,” which will be our name following the proposed spin-off, and our business following the proposed spin-off.
ITEM 1. BUSINESS
We are a homebuilder and real estate developer with over 30 years of experience in the real estate industry. During 2006, we delivered 2,105 homes with an average price of $230,000 per home. At December 31, 2006, we had:
•	35 residential for-sale communities with 4,560 homes or home sites in inventory or under development in six states;

•	a backlog of signed contracts for 717 homes valued at more than $244 million;

•	six rental communities with 1,775 units under development or reposition; and

•	22 communities with 4,682 units in our development pipeline.
Also at December 31, 2006, we owned and operated over 14,600 apartments in 12 states, including more than 11,000 in our rental communities and over 3,300 in our condominium conversion communities.
On February 9, 2007, we filed a preliminary proxy statement related to the proposed pro rata, tax-free spin-off of our homebuilding and real estate development business (the “Homebuilding Business”). The proposed spin-off is subject to a number of conditions, including, among others, the completion of final documentation, the receipt of regulatory approvals and the receipt of an opinion from our tax counsel that, for U.S. federal income tax purposes, the spin-off will be tax-free to us and our stockholders under Section 355 and 361 of the Internal Revenue Code. We expect to complete the spin-off by mid-year 2007.
If the spin-off is consummated, we will distribute to each holder of our common stock one share of common stock of Tarragon Homes, which will be a new publicly traded company that will operate the Homebuilding Business. We will continue to operate the real estate services business (the “Real Estate Services Business”) following the proposed spin-off. We believe that the spin-off will provide both us and Tarragon Homes with direct and differentiated access to the capital markets, allow each company to grow through acquisitions appropriate to its business and provide each company with the opportunity to align management incentives with the performance of its business.
Corporate History
We were incorporated in Nevada in 1997. We are the successor by merger to Vinland Property Trust, a public real estate investment trust formed in 1973, and National Income Realty Trust, a public real estate investment trust that began operations in 1978. Beginning in 1995, we began to develop new rental apartment communities in Texas and later in Florida, Georgia, Tennessee, South Carolina, Alabama, and Connecticut. In 1998, we began our first conversion of an apartment property to condominiums, and two years later, acquired the land for our first high-rise residential development in Fort Lauderdale, Florida. From 2001 through 2006, we devoted significant capital and efforts to expanding our homebuilding activities.

Business Operations
We operate two distinct businesses, a homebuilding and real estate development business and a real estate services business. Our Homebuilding Business focuses on developing, renovating, building and marketing homes in high-density, urban locations and in master-planned communities. Our Real Estate Services Business provides asset and property management, leasing and renovation services to residential and commercial properties, including 11,248 rental apartments located in Alabama, Connecticut, Florida, New Jersey, Texas, Michigan, Rhode Island, Tennessee, Maryland, South Carolina, Oklahoma and Georgia, together with 3,378 apartment units in condominium conversion projects that we own and 1,086 apartment units owned by other parties. In the future, we intend to expand our new condominium management business and provide mortgage and brokerage services to condominium owners and buyers.
Financial information about these two segments can be found in NOTE 14. “SEGMENT REPORTING” in the Notes to Consolidated Financial Statements found at ITEM 8. “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”
Homebuilding Business
Our Homebuilding Business concentrates on the following distinct product types.
High- and Mid-Rise Condominiums. These large, multi-year high- and mid-rise projects are designed for luxury and urban living. Development, construction, and sale of homes in these types of projects typically have taken two to five years. We believe our ability to obtain sites and development approvals in areas of proven desirability with water views or coveted downtown locations and our ability to design homes with appeal to specific targeted markets are keys to success in developing high- and mid-rise condominiums.
Townhomes, Traditional New Developments and Low-Rise Condominiums. Projects in this category target several highly defined market segments, including first-time, move-up, retirement, empty-nester and affluent second home buyers. Active adult communities featuring spacious homes with distinctive designs that are located in affluent, suburban communities will continue to be a part of this product type. These properties may attract the growing number of couples seeking a carefree housing choice near where they presently live. They may also produce positive local tax revenues and are often welcomed by municipalities that otherwise oppose high-density residential developments.
Development of Low- and Mid-Rise Rental Apartment Communities. We also build luxury and affordable rental properties to sell on completion and lease-up. These developments are sometimes part of larger development projects and, in the case of affordable or subsidized projects, our ability and willingness to undertake them may be instrumental in obtaining approval for related market-rate, for sale developments.
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
Conversion of Existing Rental Apartment Communities to Condominiums. We acquire rental apartment communities in order to sell the individual apartments as condominiums. Where appropriate, we renovate the homes and add amenities to make them more attractive to homebuyers. Prices of homes in condominium conversion projects in Florida, Texas and South Carolina may range from $110,000 to $600,000, depending largely on size, location and view. A majority of these homes are targeted at first-time homebuyers and priced considerably below nearby townhomes and single-family residences under construction.

Strategy
Focus on High-density, Urban Markets. In February 2007, our developments at 1100 Adams and 1118 Adams in Hoboken, New Jersey, received a Best American Building Award from the National Association of Homebuilders as the best smart growth development of 2006. We believe that urban homebuilding will continue to present attractive opportunities due to a number of factors. First, scarcity of suburban land for development in established communities and increased restrictions and controls on growth and suburban sprawl in many areas are channeling a larger share of new construction into urban areas. Second, demographic changes such as increased immigration, smaller households, longer active retirements, later marriages, and more childless couples tend to increase demand for homes in the urban areas in which we have historically operated and in which we intend to continue to operate. Many young people in such areas as Hoboken, New Jersey, who might previously have rented, are prospects for home ownership because of the availability of relatively low cost mortgage financing and the recent performance of residential real estate. At the same time, low interest rates, rising rents and continued high demand for rental apartments on the part of tenants and investors provides a viable alternative exit strategy.
We believe we have several competitive advantages in the urban markets in which we operate. Urban development requires close cooperation with municipalities and community groups throughout the often complex approval process. Our senior management is familiar with the greater complexity of doing business in these markets and is personally involved in these large urban developments from the outset, which we believe increases our effectiveness in dealing with sellers and governmental decision makers. Our homebuilding activities grew out of the experience of our executives in commercial and residential development, real estate finance and property management. The expertise and industry contacts developed through these activities is particularly relevant to the development of high-density, urban residential communities, which often requires a complex blend of design construction, financial, political and marketing skills. Moreover, the direct involvement of our senior executives permit us to act promptly, which we believe is often a factor in closing a purchase. Our experienced planners and architects and our ability to fund the extensive environmental, traffic, fiscal impact and other studies required are important advantages in obtaining opportunities for urban development.
In Hoboken, New Jersey, for example, the city council sought to include affordable housing in the northwest Hoboken redevelopment zone. This was one factor that led to our official designation, along with our partners, as developer of a major portion of the northwest Hoboken redevelopment zone. Increasingly, most large projects in urban areas involve a combination of uses and tenancies. The experience of our management in owning and developing retail and office properties as well as both for sale and rental housing is valuable in evaluating opportunities to develop mixed-use projects and gives more credibility to our proposals.
Site Selection, Design, and Construction of New Developments. We acquire land for development subject to or after receiving zoning and other approvals to reduce development-related risk and preserve capital. Prior to closing the purchase, we will take our design through the approval process, or we will assist the owner in the process. In markets where the supply of land and housing is constrained, such as Hoboken or Edgewater, New Jersey, our primary focus is to obtain sites at a cost that makes development economically feasible. Sites in such locations often require environmental remediation, demolition and removal of hazardous wastes, which we typically require the seller to accomplish to our satisfaction prior to closing.
Our land purchase agreements are typically subject to a number of conditions including, but not limited to, our ability to obtain necessary governmental approvals. If all governmental approvals are not obtained prior to a pre-determined contractual deadline, we may extend the deadline or cancel the contract and our initial deposit will be returned to us. In addition, we retain the right to cancel any of our agreements and forfeit our deposit. In such instances, we generally are not able to recover any pre-development costs.

For high- and mid-rise buildings, we generally retain a contractor during the early stages of design to assist in value engineering and estimation of construction costs alongside our own construction personnel. We generally retain bonded general contractors under fixed-price contracts and assign full-time, on-site project supervisors to monitor construction progress and quality.
Target Marketing and Sale Strategy. Our urban projects are usually targeted at highly defined market segments, such as first-time, move-up, retirement, empty-nester, and affluent second-home buyers. For example, our Warwick, New York, community is designed for and marketed to adults, age 55 or older, presently residing within 15 miles of Warwick. Our completed condominiums in Hoboken, New Jersey, are marketed to young professionals primarily under age 30. We expect that future urban projects will continue to be targeted toward specific markets in keeping with the more varied lifestyles often associated with the urban areas in which our homebuilding activities are concentrated.
We use a variety of techniques to sell our homes. We employ marketing professionals who supervise and coordinate the design and development of multimedia marketing plans for each of our communities. We typically attract a significant number of our homebuyers through the use of property-specific web sites that offer detailed information about our communities.
We normally begin sales after we start but before completion of construction. Home purchase contracts require a deposit of 3% to 20% of the purchase price. After the expiration of any statutory rescission period, the deposit becomes non-refundable. However, purchasers generally have no obligation beyond the deposit in the event of a default in their obligation to purchase the home.
Financing. We finance our Homebuilding Business through acquisition, development or construction loans, and corporate borrowings with the required equity investment coming principally from internally generated funds. We are usually required to guaranty payment on these loans. Mortgage financing proceeds and proceeds from the sale of properties generated by our rental real estate portfolio have historically also been significant sources of funding for our homebuilding activities. However, proceeds from home sales are expected to be the principal source of funding in the future.
Joint Ventures. We often undertake homebuilding projects in partnership with third parties when our partner has either site control or a particular expertise in the proposed project, or both.
Our partners in our homebuilding projects in Hoboken, New Jersey, were selected because of their local market expertise and control of a number of attractive sites in a market with significant barriers to entry and limited sites available for development. We presently have joint ventures developing one mid-rise condominium, three mid-rise rentals and one high-rise condominium with a total of 750 units under development in Hoboken . In 2005, we completed two mid-rise developments in Hoboken, and delivered all 277 units. In December 2006, we also completed construction of a 76-unit, mid-rise condominium project in which all of the units have also been sold.
Homebuilding Business Management
The Homebuilding Business is currently managed by William S. Friedman, chairman of the board, Robert P. Rothenberg, president and chief operating officer, and Robert C. Rohdie, president of Tarragon Development Corporation, who have collectively over 90 years of experience in the residential development business. The Homebuilding Business is divided into two regions – the Northeast and the Southeast, and each region has a team of developers, engineers and architects, project managers, attorneys and marketing professionals.

Following the proposed spin-off, Mr. Rothenberg will lead the Homebuilding Business management team as chief executive officer.
Real Estate Services Business
Property Management. We manage our apartment communities with a focus on adding value. We have implemented programs to optimize revenue generated by the properties under our management, including daily value pricing and lease inventory management, as well as programs to enhance ancillary income from cable television, telephone and high-speed internet services, laundry facilities, and vending machines. We assign a high priority to the development and maintenance of our budget and cost-control systems and procedures and have an integrated accounting, financial and operational management information system, connecting our regional offices and management sites with our corporate headquarters. We also provide property management services to our Homebuilding Business’ rental properties that are under conversion to condominiums and new developments that are under construction and in the initial lease-up stage.
Condominium Management. During 2006, we created a new management division to manage condominium apartment properties on behalf of condominium or homeowner associations and, in addition, to provide leasing maintenance and accounting services to investor-owners of individual condominium apartment units. We intend to expand the number of condominium homeowner associations under management and provide ancillary services, such as real estate and insurance brokerage, to owners of individual condominium units. We currently manage 11 condominium associations comprised of 3,385 apartments.
Acquisition and Renovation of Apartment Properties. We intend to acquire older apartment properties to renovate, reposition, stabilize and sell. We will capitalize on our experience in supervising apartment renovations and repositioning through selective and opportunistic acquisitions of older or underperforming apartment properties in markets where we presently operate. We may acquire these properties directly or in joint ventures. At December 31, 2006, we owned interests in 27 rental apartment communities, located principally in Connecticut and Florida, held in joint ventures and owned 21 properties directly.
Complementary Financial Services. In 2005, we formed a joint venture, Choice Home Financing, LLC, with Wells Fargo Ventures, LLC to conduct a residential mortgage lending business. Our residential mortgage lending services will be marketed to tenants and owners in condominium communities we manage, as well as unrelated borrowers. The mortgage lending services are intended to attract quality tenants by offering them preferential pricing. We expect revenues from these activities to consist primarily of origination and premium fee income.
Capital Redeployment Program. In 2005, we divested many of our non-core commercial properties and apartment communities to generate capital to employ in expanding the homebuilding business, to reduce debt, repurchase stock and to take advantage of favorable prices for rental real estate properties. Please see the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information about sales of properties during the past three years.

Funds generated by the operation, sale, or refinancing of our rental real estate portfolio have primarily been used to finance the expansion of our homebuilding operations and, to a lesser extent, to enhance the value of our investment portfolio through consistent capital improvements.
Following the proposed spin-off, Mr. Friedman will head the Real Estate Services Business as Chief Executive Officer.
Real Estate Services Management
Eileen Swenson heads the Real Estate Services Business. Ms. Swenson, a certified property manager, has been in the northeast multi-family property management industry for over 20 years. The Northeast and Southeast regional leaders, with a combined 40 years of multi-family experience, report to her. They, in turn, have several regional property managers who are each responsible for portfolios of six to eight properties. In addition, we use independent management firms to manage our rental apartment properties located in the Southwest, and for our commercial properties.
Following the proposed spin-off, Mr. Friedman will head the Real Estate Services Business as chief executive officer.
Competition
The homebuilding and real estate development industries are highly competitive. We compete against numerous public and private homebuilders, developers and others where our communities are located. Therefore, we may be competing for investment opportunities, financing, available land, and potential buyers with entities that may possess greater financial, marketing, or other resources.
Management of rental and condominium properties is highly fragmented among individuals, partnerships and public and private entities, including those that manage and operate properties owned by others and those that manage and operate properties that they themselves own. No single company or person dominates the market for such opportunities and, although we may compete against large sophisticated owners and operators for opportunities and prospective residents, owners and operators of any size can provide effective competition for potential tenants. We compete for tenants in our markets primarily on the basis of property location, amenities offered, rent charged, services provided and the design and condition of improvements. Other forms of multifamily residential communities, and “for sale” housing, also provide housing alternatives to potential residents of our apartment communities.
While there are many management companies that manage more properties than us, we believe that, if the spin-off is completed, we will be one of very few public companies that focus on residential property management and that fact will be advantageous in expanding our management business, especially in attracting business from institutional and not-for-profit owners of apartment communities. Our management believes that there is and will continue to be a strong demand for rental housing in the markets where we will seek additional business and that opportunities will continue to be available.
Compliance with Environmental Regulations
We are subject to various federal, state, and local laws, ordinances, rules and regulations concerning protection of public health and the environment. These laws may impose liability on property owners or operators for the costs of removal or remediation of hazardous or toxic substances on real property, without regard to whether the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances. The presence of, or the failure to properly remediate, these substances may adversely affect the value of a property, as well as our ability to lease-up or sell the property or individual condominium units or apartments, or to borrow funds using that property as collateral. Environmental claims are generally not covered by our insurance programs.
The particular environmental laws that apply to a specific homebuilding site vary according to the site’s location, its environmental condition and the present and former uses of the site, as well as adjoining properties. Environmental laws and conditions may result in delays, may cause us to incur substantial compliance and other costs and can prohibit or severely restrict homebuilding activity in environmentally sensitive regions or areas, which could negatively affect our results of operations.
The laws, ordinances, rules and regulations governing the removal, encapsulation and disturbance of asbestos containing materials (“ACMs”) may impose liability on owners or operators for the release of ACMs when such materials are disturbed in connection with the renovation or demolition of existing buildings or apartment communities. We have operations and maintenance plans in place to maintain and monitor ACMs in those apartment communities where ACMs are present.

In April 2003, in connection with renovations at Pine Crest Village at Victoria Park, our contractor disturbed asbestos-containing materials. These actions were subsequently investigated by the Environmental Protection Agency and the United States Attorney for the Southern District of Florida for possible violations of federal criminal laws. On April 25, 2006, the United States Attorney filed a criminal information charging Tarragon Management, Inc. (“TMI”), a wholly owned subsidiary of Tarragon, with one felony count for failure to comply with Clean Air Act Work Practice Standards for Asbestos in the United States District Court for the Southern District of Florida. Pursuant to an agreement with the United States Attorney, TMI entered a plea of guilty to such charge on June 19, 2006 and agreed to pay fines and community service payments totaling $1 million (accrued during 2005) for the offense. TMI also agreed to institute an environmental compliance program and was placed on five years probation with the right to seek an early termination after three years of documented compliance with the program. The United States Attorney filed separate but identical charges against the contractor, and one current and one former employee of Tarragon with oversight responsibility for the Pine Crest condominium conversion, each of whom also subsequently entered a plea of guilty to the charges against them.
TMI has established a comprehensive environmental compliance program, under the supervision of the court and the EPA, which is and will continue to be applicable to all properties under its management.
In recent years there has been a widely-publicized proliferation of mold-related claims by tenants, employees, and other building occupants against the owners of those buildings. When we identify any measurable presence of mold, whether or not a claim is made, we undertake remediation we believe to be appropriate for the circumstances encountered. There is little in the way of government standards, insurance industry specifications, or otherwise generally accepted guidelines dealing with mold propagation. Although considerable research into mold toxicity and exposure levels is underway, there are currently no definitive standards available to property owners and managers against which to evaluate risk and design remediation practices.
Policy With Respect to Certain Activities
We may offer debt or shares of our common or preferred stock to the public to raise capital for general corporate purposes, including, without limitation, repayment of debt or acquisition of additional properties or lines of service business, or in private transactions in exchange for property or real estate services businesses. In 2004, we issued $62 million of senior convertibles notes. In 2005, we issued $65 million of subordinated unsecured notes and in March 2006, we issued an additional $60 million of subordinated unsecured notes. See NOTE 4. “MORTGAGES AND NOTES PAYABLE” in the Notes to Consolidated Financial Statements for more information on the senior convertible notes and subordinated unsecured notes.
We may invest in interests in other persons and securities of other issuers engaged in real estate related activities. Although we do not currently have any plans to invest in the securities of other issuers for the purpose of exercising control, we may in the future acquire all or substantially all of the securities or assets of other entities if that investment would be consistent with our growth strategy. We do not intend to underwrite securities of other issuers. We do not expect that our investment activity will require us to register as an “investment company” under the Investment Company Act of 1940, and we would divest securities before any such registration would be required.
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
Employees
As of December 31, 2006, we employed 625 people of whom 602 were full-time and 23 were part-time employees. This includes 361 site-level property employees and 264 corporate staff. We do not have any union employees. We believe we have a good relationship with our employees. All of our site-level property employees and 150 of our corporate staff are devoted to the Real Estate Services Business. Our Homebuilding Business employs 114 people.
Other Information
Our common stock is traded on The NASDAQ Global Select Market under the symbol “TARR.” Our principal executive offices are located at 423 West 55th Street, 12th Floor, New York, New York 10019, and our telephone number is 212-949-5000.
We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other information with the SEC. In addition, our directors, executive officers and certain stockholders file reports with the SEC pursuant to Section 16 of the Securities Exchange Act of 1934. Information regarding these filings are made available, free of charge, on our website at www.tarragoncorp.com. These SEC filings are also available to the public over the Internet at the SEC’s web site at http://www.sec.gov.
You may also read and copy any document we file at the SEC’s public reference room at 100 F. Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the SEC’s public reference room in Washington, D.C. by calling the SEC at 1-800-SEC-0330. In addition, we have posted the charters for our Audit Committee, Executive Compensation Committee, Corporate Governance and Nominating Committee, as well as our Code of Business Conduct and Ethics on our website under the heading “Governance Documents” under “Investor Relations.” These charters and the code are not incorporated in this report by reference. We will also provide a copy of these documents free of charge to stockholders upon written request to our secretary at 3100 Monticello Avenue, Suite 200, Dallas, Texas, 75205. Tarragon issues annual reports containing audited financial statements to its common stockholders.

ITEM 1A. RISK FACTORS
You should consider carefully all of the information set forth in this Annual Report on Form 10-K and, in particular, the risk factors described below. The risk factors have been separated into five groups:
•	risks that relate to our capital stock and the securities markets generally;

•	risks that relate to our businesses generally;

•	risks that relate to the Homebuilding Business;

•	risks that relate to the Real Estate Services Business; and

•	risks related to the proposed spin-off.
If any of the events described below were to occur, our business and results of operations could be materially and adversely affected. In any such case, the price of our common stock could decline, and you could lose all or part of your investment in us. Past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.
Risks Related to Our Capital Stock and the Securities Markets Generally
The market price of our common stock may be highly volatile.
A variety of factors may have a significant impact on the market price of our common stock, including:
•	our financial condition, results of operations and prospects;

•	the publication of earnings estimates or other research reports and speculation in the press or investment community;

•	changes in our industry and competitors;

•	any future issuances of our common stock, which may include primary offerings for cash, issuances in connection with business acquisitions and the grant or exercise of stock options from time to time;

•	general market and economic conditions; and

•	realization of any of the risks described in these risk factors.
In addition, The NASDAQ Global Select Market can experience significant price and volume fluctuations that can be unrelated or disproportionate to the operating performance of the companies listed on The NASDAQ Global Select Market. Broad market and industry factors may negatively affect the market price of our common stock regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.
Shares of common stock eligible for public sale could adversely affect the market price our common stock.
The market price of our common stock could decline as a result of sales or other issuances of a large number of shares in the market or market perception that these transactions could occur, including sales or distributions of shares by one or more of our large or controlling stockholders. Based on holdings of Tarragon common stock as of January 15, 2007, Mr. and Mrs. William S. Friedman and their family partnership and our other directors and executive officers beneficially own 52.4 % of the outstanding shares of our common stock.

We have a substantial number of stock options, stock appreciation rights, grants of restricted stock, and notes convertible into our common stock and may have the ability to grant a substantial number of stock options in the future under currently effective or proposed incentive plans.
As of January 15, 2007, under our existing equity plans, various persons, including our directors and executive officers, held (1) options to purchase 2,773,829 shares of our common stock, of which 450,831 options were unvested, (2) outstanding stock appreciation rights covering an additional 280,832 shares of our common stock, of which 133,425 rights were unvested, and (3) outstanding unvested restricted stock grants of 213,563 shares of our common stock. Additionally, our senior convertible notes are convertible into 469,771 shares of our common stock. The exercise of outstanding options or stock appreciation rights, the future issuance of restricted stock, options or stock appreciation rights (or the exercise of these options or stock appreciation rights), or the conversion of the convertible notes would dilute the ownership of the holders of our common stock.
Our governing documents contain anti-takeover provisions that may make it more difficult for a third party to acquire control of us.
Our articles of incorporation contain provisions designed to discourage attempts to acquire control of the company by merger, tender offer, proxy contest or removal of incumbent management without the approval of our board of directors. As a result, a transaction that otherwise might appear to be in the best interests of our stockholders could be discouraged, delayed or prevented altogether, and our stockholders may be deprived of an opportunity to receive a premium for their shares over prevailing market prices. The provisions contained in our articles of incorporation include:
•	the requirement of a supermajority vote to make, adopt, alter, amend, change or repeal our bylaws or certain key provisions of the articles of incorporation that embody, among other things, the aforementioned anti-takeover provisions;

•	the requirement of a supermajority vote for the removal of a director from our board of directors and certain extraordinary transactions; and

•	the inability of stockholders to call a meeting of stockholders.
As of January 15, 2007, our directors and executive officers beneficially owned approximately 52.4% of our outstanding common stock. In the light of these shareholdings, these anti-takeover provisions could help entrench our board of directors and may effectively give our management the power to block any attempted change in control, a power that they presently have by virtue of their shareholdings in Tarragon.
Risks Related to Our Businesses Generally
Our substantial indebtedness and high leverage could materially and adversely affect our financial health and prevent us from fulfilling our obligations.
We have substantial indebtedness and debt service requirements. As of December 31, 2006:
•	our total consolidated indebtedness was $1.5 billion; and

•	our total indebtedness in unconsolidated partnerships and joint ventures was $144.3 million.
Our high degree of leverage could have important consequences, including the following:
•	a substantial portion of our cash flow from operations is dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available to us for other purposes;

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate or other purposes may be impaired in the future;

•	certain of our borrowings are and will continue to be at variable rates of interest, which expose us to the risk of increased interest rates; and

•	it may limit our flexibility to adjust to changing economic or market conditions, reduce our ability to withstand competitive pressures and make us more vulnerable to a downturn in general economic conditions.
Our secured credit facilities and the other agreements governing our indebtedness limit, but do not prohibit, us or our subsidiaries from incurring significant additional indebtedness in the future. Therefore, these risks may increase if we incur additional indebtedness.
We may not be able to generate sufficient cash flow to fulfill our debt service obligations.
Our ability to make scheduled payments of principal or interest on our indebtedness depends on our future performance, which, to a certain extent, is subject to general economic conditions, financial, competitive, legislative, regulatory, political, business and other factors. We believe that cash generated by our businesses will be sufficient to enable us to make our debt payments as they become due. However, if we do not generate sufficient cash flow or future borrowings are not available in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs, we may not be able to fulfill our debt service obligations.
The restrictive covenants associated with our outstanding indebtedness may limit our ability to operate.
Our existing indebtedness contains various covenants that may limit or restrict the incurrence of additional indebtedness, the creation of liens, mergers, consolidations, dispositions of assets, dividends, redemptions of capital stock, changes in our business or accounting practices, transactions with affiliates and certain other transactions or business activities. In addition, a number of our debt agreements contain covenants that require us to maintain financial ratios. If we fail to comply with these covenants, we may be in default, and existing indebtedness could be accelerated and become immediately due and payable.
Our net income may fluctuate.
Our revenue may fluctuate as a result of the timing of the completion of projects and unit closings, seasonality of housing demand, the timing and seasonality of construction activity, the condition of the real estate market and the economy in general, material and labor costs and the availability and cost of mortgage financing.
Increases in interest rates could materially increase our interest expense or could reduce our revenues.
As of December 31, 2006, we had approximately $879.5 million of variable rate debt. On that date, our unconsolidated partnerships and joint ventures had an additional $137.7 million of variable rate debt. We may incur additional variable rate indebtedness in the future. Accordingly, increases in interest rates could materially increase our interest expense, which could materially and adversely affect our business, financial condition, and results of operations.
In addition, many purchasers of our condominiums obtain mortgage loans to finance a substantial portion of the purchase price. In general, housing demand is adversely affected by increases in interest rates, housing costs and unemployment and by decreases in the availability of mortgage financing. This general tendency is intensified by the fact that prospective buyers of our homes may be required to sell a home prior to purchasing one of our homes, and buyers for those homes will often require mortgage financing. In addition, there have been discussions of possible changes in the federal income tax laws that would remove or limit the deduction for home mortgage interest. Because of the long-term nature of most development projects and condominium conversions, it may be difficult for us to adjust our business strategy quickly to compensate for changes in effective mortgage interest rates or tax laws. If effective mortgage interest rates increase, or there is an adverse change in the tax laws, and the ability or willingness of prospective buyers to finance home purchases is adversely affected, our results of operations may also be adversely affected.
The regional concentration of our assets may increase the effects of adverse trends in those markets.
A substantial number of our assets are located in the Northeast, Florida, Tennessee and Texas. Deterioration in economic conditions in any of these specific markets, including business layoffs and downsizing, industry slowdowns, relocations or closings of businesses, geopolitical factors, changing demographics or oversupply of or reduced demand for real estate, may impair:
•	our sales prices at homebuilding projects in those markets;

•	occupancy levels and rental rates in our rental real estate portfolio;

•	our ability to attract new tenants and to collect rent from existing tenants;

•	revenues from our property management and condominium services businesses; and

•	our results of operations and cash flows.
Our success depends on key executive officers and personnel.
Our success depends on the efforts and abilities of our executive officers and other key employees, many of whom have significant experience in developing residential and commercial properties. In particular, we depend on the services of William S. Friedman, our chairman of the board of directors and chief executive officer, and Robert P. Rothenberg, a director and our president and chief executive officer. The loss of the services of either of these executives or other key personnel, for any reason, could have a material adverse effect upon our business, financial condition and results of operations.
Fluctuations in real estate values may require us to write down the book value of our real estate assets.
Under GAAP, we are required to assess the impairment of our long-lived assets and our homebuilding inventory whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment review include significant underperformance relative to minimum future results of operations, significant change in the manner of use of the asset, significant technological or industry changes or changes in the strategy for our overall business. When we determine that the carrying value of certain long-lived assets is impaired, an impairment loss equal to the excess of the carrying value of the asset over its estimated fair value is recognized. These impairment charges would be recorded as operating losses. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Any material write-downs of assets could materially and adversely affect our financial condition and earnings.
Our principal stockholders effectively control corporate actions, and their interests may differ from yours.
William S. Friedman, our chairman of the board and chief executive officer, his spouse, Lucy N. Friedman, and their family partnership, beneficially own 43.2% of our outstanding common stock. Accordingly, Mr. and Mrs. Friedman are effectively in a position to elect the members of our board of directors and have substantial influence over our management and affairs. In addition, they effectively have veto power over a broad range of corporate actions requiring more than a simple majority vote presently contained in our articles of incorporation, including, without limitation, mergers, business combinations, change-in-control transactions, substantial asset sales and other similar and extraordinary corporate transactions that can affect the value of our common stock.

Our businesses are subject to all of the risks that affect real estate businesses generally.
General factors that may materially and adversely affect us include:
•	a decline in the economic conditions in one or more of our primary markets;

•	an increase in competition for, or a decrease in demand by, homebuyers and tenants in our primary markets;

•	an increase in interest rates;

•	the adoption on the local, state or national level of more restrictive laws and governmental regulations, including more restrictive zoning, land use or environmental regulations and increased real estate taxes;

•	increased restrictions on the availability of credit;

•	possible losses from fire, flood, hurricane or other catastrophe; and

•	terrorist activities or other acts of violence or war in the United States, the continuation or escalation of world geopolitical tensions or the occurrence of such activities or acts that may impact our properties or the general economy.
Property ownership through partnerships and joint ventures generally limits control of those investments and entails other risks.
We hold properties in a number of consolidated and unconsolidated partnerships and joint ventures in which outside partners may have significant decision-making authority and voting rights. Partnerships and joint ventures involve risks not otherwise present when such properties are held wholly and directly by us. Our partners might become bankrupt or might have or develop different interests or goals, or might take action contrary to our instructions, requests, policies or investment objectives. Another risk of ownership through a partnership investment is the possibility of an impasse on decisions, such as a sale or refinancing, or disputes with partners over the appropriate pricing and timing of any sale or refinancing. In addition, joint venture and partnership agreements typically contain provisions restricting the ability of partners to transfer interests in the joint venture or partnership and may contain “buy-sell” provisions, which, under certain circumstances, permit a partner to initiate an offer to buy the other partner’s interests or to sell its interests to the other partner, at the other partner’s option. Buy-sell provisions may result in us buying or selling interests in a project at a different time or at a different valuation than we otherwise would have chosen, and we may not have sufficient available funds to make a purchase pursuant to these provisions. There is no limitation under our organizational documents or loan agreements as to the amount of funds that may be invested in partnerships or joint ventures.
Increased insurance costs and reduced insurance coverage may affect our results of operations and increase our potential exposure to liability.
In recent years, the cost of insurance has risen, deductibles and retentions have increased and the availability of insurance has diminished. In addition, there are some risks of loss for we may be unable to purchase insurance coverage. For example, losses associated with landslides, earthquakes and other geologic events may not be economically insurable, and other losses, such as those arising from terrorism or from the presence of mold in rental properties or for-sale homes, may not be economically insurable. Significant increases in our cost of insurance coverage, significant limitations on coverage or a material uninsured loss could materially and adversely affect our businesses, financial condition and results of operations.

We have in the past, and will continue to, engage in transactions with related parties, which may cause a conflict of interest and negatively affect our business.
We have in the past, and will continue to, engage in transactions with related parties. These related-party transactions include ongoing financial arrangements with several members of our board and senior management, including a $30 million unsecured loan extended to us by affiliates of Mr. and Mrs. Friedman which was approved by our board of directors. We believe that these related-party transactions are advantageous to us and in our best interest. However, there may be instances when the interests of these related parties are inconsistent with or adverse to our interests and our stockholders, and as a result, these transactions may cause a conflict of interest. Any conflict of interest, or appearance of a conflict of interest, could negatively affect investor interest in us and therefore our business, financial condition and results of operations.
Risks Related to the Homebuilding Business
Our Homebuilding Business is subject to risks associated with construction and development.
Construction and development activities entail a number of risks, including the following:
•	we may abandon a project after spending funds and devoting management resources in determining its feasibility or obtaining regulatory clearance, and these costs cannot be recovered;

•	local community or political groups may oppose development or construction at a particular site resulting in delays or abandonment of a project;

•	we may not be able to obtain, or may be delayed in obtaining, necessary zoning, occupancy or other required governmental permits and authorizations;

•	we may not be able to obtain sufficient financing on favorable terms, if at all;

•	construction costs may materially exceed our original estimates;

•	We may encounter shortages of lumber or other construction materials, shortages of labor, labor disputes, unforeseen environmental or engineering problems, work stoppages or natural disasters, which could delay construction and result in substantial cost overruns;

•	We may not complete construction on schedule; and

•	buyers may be unable to close purchases as agreed.
The occurrence of any one or more of these events could result in lower than expected returns or cash flows from communities under development, and we could lose some or all of our investment in those properties, which could materially and adversely affect our growth, business and results of operations.
The homebuilding industry is highly competitive.
Homebuilders compete for, among other things, desirable properties, financing, raw materials, skilled labor and purchasers. We compete both with large homebuilding companies, some of which have greater financial, marketing and sales resources than we do, and with smaller local developers and builders. We also compete with individual resales of existing homes and with available rental housing. We compete with all of these homebuilders primarily on the basis of location, price, design, quality, service and reputation. The consolidation of homebuilding companies may increase the financial, marketing and sales resources of our competitors such that they are able to compete more effectively against us. In addition, there may be new entrants in the markets in which we currently conduct business.

Future cash flows from our Homebuilding Business may be lower than expected.
We use the percentage-of-completion method of revenue recognition to report revenue and profit from high- and mid-rise residential projects. Under this method of accounting, we may recognize revenue from sales of homes before those sales have closed. Due to various contingencies, including delayed construction, cost overruns or buyer defaults, it is possible that we may receive less cash than the amount of revenue already recognized or the cash may be received at a later date than we expected, which could affect out profitability and ability to pay our debts.
Governmental laws and regulations may increase our expenses, limit the number of homes that we can build or delay completion of our projects.
The Homebuilding Business is subject to numerous local, state, federal and other statutes, ordinances, rules and regulations concerning zoning, development, building design, construction and similar matters that impose restrictive zoning and density requirements in order to limit the number of homes that can eventually be built within the boundaries of a particular area. Projects that are not entitled may be subjected to periodic delays, changes in use, less intensive development or elimination of development in certain specific areas due to government regulations. We may also be subject to delays or may be precluded entirely from developing in certain communities due to building moratoriums or “slow-growth” or “no-growth” initiatives that could be implemented in the future in the states in which we operate. Local and state governments also have broad discretion regarding the imposition of development fees for projects in their jurisdiction. Projects for which we have received land use and development entitlements or approvals may still require a variety of other governmental approvals and permits during the development process and can also be impacted adversely by unforeseen health, safety and welfare issues, which can further delay these projects or prevent their development. As a result, our sales could decline and our costs could increase, which could negatively affect our Homebuilding Business’ results of operations.
Our sales activities may expose us to risks generally associated with homebuilding.
The Homebuilding Business’ entails risks in addition to those associated with development and construction activities, including:
•	market conditions in our target markets may change due to competitive, economic, demographic or other factors, most of which are outside of our control, that may affect demand for homes;

•	we may not be able to achieve desired sales levels at out homebuilding projects;

•	we may be exposed to additional credit risk with respect to the individuals to whom we sells homes;

•	customers may be dissatisfied with the homes we build, which may result in remediation costs or warranty expenses;

•	we may be left with unsold inventory, which may result in additional losses due to write downs in inventory, additional costs associated with carrying inventory or sales of units for a significantly lower price than projected; and

•	the long lead-time of homebuilding projects may result in delayed revenue recognition and difficulty in predicting whether there will be sufficient demand for our homes.

We may acquire additional rental properties for conversion to condominiums, which could expose us to additional risks.
Acquisitions of rental properties for conversion to condominiums involve several risks, including:
•	acquired properties may not perform as well as we expected or ever become profitable;

•	necessary improvements to acquired properties may ultimately cost significantly more than we had estimated;

•	unsold inventory may result in additional write downs, additional costs associated with carrying inventory, costs and inefficiencies associated with conversion of unsold inventory into rental units or sales of units for a significantly lower price than projected;

•	the costs of evaluating properties that are not acquired cannot be recovered;

•	condominium conversions require substantial legal and other costs, which may not be recovered; and

•	liabilities to condominium purchasers for warranty claims and latent defects may result in claims in excess of estimates and available insurance.
If one or more property acquisitions are unsuccessful due to these or other reasons, it may have a material adverse effect on the Homebuilding Business and its results of operations.
We may expand our homebuilding operations to new markets.
We may make investments outside of our existing markets if appropriate opportunities arise. Impediments to success in new markets include:
•	an inability to evaluate accurately local market conditions and local demand trends;

•	an inability to obtain land for development or appropriate acquisition opportunities;

•	an inability to hire and retain key local personnel; and

•	a lack of familiarity with local and regional regulatory processes and governmental authorities.
Failed projects resulting from expanding into new markets may have a material adverse effect on the Homebuilding Business and its results of operations. Historical experience in existing markets does not ensure that we will be able to operate successfully in new markets.
Our Homebuilding Business may require significant additional financing that may not be available on commercially favorable terms, if at all.
Our Homebuilding Business depends primarily on debt financing to fund growth opportunities that may be available to us. In addition, we rely in part on cash flows from operations or equity financings to meet additional funding requirements. We use a substantial portion of this financing for:
•	new construction and development;

•	property acquisitions; and

•	working capital.
We cannot predict whether additional sources of financing will be available in the future or the cost of this financing. Our access to debt or equity financing depends on lenders’ willingness to lend and on conditions in the capital markets, and we may not be able to secure additional sources of financing on commercially reasonable terms, if at all. A failure to obtain needed additional financing could have a material adverse effect on management’s ability to grow the Homebuilding Business and its results of operations and may force it to curtail its development activities or dispose of properties.
Our Homebuilding Business is subject to environmental laws and regulations, and our properties may have environmental or other contamination.
Our Homebuilding Business is subject to various federal, state and local laws, ordinances, rules and regulations concerning protection of public health and the environment. These laws may impose liability on property owners for the costs of removal or remediation of hazardous or toxic substances on real property, without regard to whether the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. The presence of, or the failure to properly remediate, such substances may materially and adversely affect the value of a property, as well as our ability to sell the property or individual condominium units, or to borrow funds using that property as collateral. Environmental claims will generally not be covered by our insurance programs.
The particular environmental laws that apply to any given homebuilding site vary according to the site’s location, its environmental condition and the present and former uses of the site, as well as adjoining properties. Environmental laws and conditions may result in delays, may cause us to incur substantial compliance and other costs and can prohibit or severely restrict homebuilding activity in environmentally sensitive regions or areas, which could materially and adversely affect our Homebuilding Business’ results of operations.
Risks Related to the Real Estate Services Business
Our Real Estate Services Business may require significant additional financing that may not be available on commercially favorable terms, if at all.
Our Real Estate Services Business depends primarily on non-recourse debt financing to fund growth opportunities that may be available to us. In addition, we may rely in part on cash flows from operations or equity financings to meet additional funding requirements. We intend to use a substantial portion of this financing for business acquisitions and working capital. We cannot predict whether additional sources of financing will be available in the future or the cost of this financing. Our access to debt or equity financing depends on lenders’ willingness to lend and on conditions in the capital markets, and we may not be able to secure additional sources of financing on commercially reasonable terms, if at all. A failure to obtain needed additional financing could have a material adverse effect on our ability to grow the Real Estate Services Business and its results of operations and may force us to dispose of properties.
Our Real Estate Services Business’ growth strategy is dependent on our ability to identify, acquire and integrate suitable acquisition candidates into the Real Estate Services Business.
Our Real Estate Services Business’ ability to execute our growth strategy for the Real Estate Services Business depends in part on our ability to identify and acquire suitable acquisition candidates. There can be no assurance that we will finalize and close any transactions or be able to identify suitable acquisition candidates or, if such candidates are identified, to negotiate their acquisition at prices or on favorable terms and conditions. Our failure to implement this acquisition strategy successfully could limit the potential growth of our Real Estate Services Business.
We compete for acquisition candidates with other entities, some of which have greater financial resources. Increased competition for acquisition candidates may result in fewer acquisition opportunities being available to us, as well as less attractive acquisition terms, including increased purchase prices. These circumstances may increase acquisition costs to levels that are beyond our financial capability or pricing parameters, and could materially and adversely affect our business, financial condition and results of operations.

We may not be able to sell our apartment communities at the desired time or price.
Because of the lack of liquidity of real estate investments generally, our ability to respond to changing circumstances may be impaired. Real estate assets generally cannot be sold quickly. We cannot predict whether there will be a market for our real estate assets, or whether we will be able to sell them at a price equal to our estimates of their value or at a price that will allow us to fully recoup our investment. We may not be able to realize the full potential value of our real estate assets, and in some cases we will incur costs related to the early pay-off of the debt secured by such assets.
Our Real Estate Services Business is subject to environmental laws and regulations, and our properties may have environmental or other contamination.
Our Real Estate Services Business is subject to various federal, state and local laws, ordinances, rules and regulations concerning protection of public health and the environment. These laws may impose liability on property owners or operators for the costs of removal or remediation of hazardous or toxic substances on real property, without regard to whether the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances. The presence of, or the failure to properly remediate, such substances may materially and adversely affect the value of a property, as well as our ability to sell the property, lease apartments or borrow funds using that property as collateral. Environmental claims are generally not covered by our insurance programs.
The laws, ordinances, rules and regulations governing the removal, encapsulation and disturbance of asbestos containing materials, or ACMs, may impose liability on owners or operators for the release of ACMs when such materials are disturbed in connection with the renovation of an existing building or apartment community. The Real Estate Services Business has programs in place to maintain and monitor ACMs in the properties where ACMs are present. However, in 2006, pursuant to an agreement with the United States Attorney for the Southern District of Florida, Tarragon Management, Inc., or TMI, entered into a plea of guilty with respect to one felony count for failure to comply with the Clean Air Act Work Practice Standards for Asbestos in connection with the renovation of an apartment community undergoing conversion to condominiums. TMI agreed to pay a $1 million fine and received a five-year probation period. It also agreed to institute a comprehensive environmental compliance program, under the supervision of the court and the EPA.
In recent years, there has been a widely publicized proliferation of mold-related claims by tenants, employees and other building occupants. When we identify any measurable presence of mold, whether or not a claim is made, we undertake remediation we believe to be appropriate for the circumstances encountered. There is little in the way of government standards, insurance industry specifications or other generally accepted guidelines dealing with mold propagation. Although considerable research into mold toxicity and exposure levels is underway, there are currently no definitive standards available to property owners against which to evaluate risk and design remediation practices.
Risks Related to the Proposed Spin-off
The proposed spin-off of our Homebuilding Business is subject to inherent risks, which may affect our results of operations or financial condition.
The proposed spin-off of our Homebuilding Business, as described under “Item 1 — Business”, is subject to inherent risks, including:
•	the diversion of the attention of management and other key personnel;

•	the proposed spin-off may not be consummated;

•	significant transaction costs;

•	changes in our credit rating may occur as a result of the proposed spin-off; and

•	the results of operations of our business may change.
There can be no assurance that the proposed spin-off of our Homebuilding Business will achieve our goals of providing both the Homebuilding Business and Real Estate Services Business with direct and differentiated access to financing and the capital markets, allowing each business to grow through acquisitions appropriate to its business and prospects and providing each business with the opportunity to align management incentives with the performance of its business. Additionally, there can be no assurance that the proposed spin-off will be beneficial to the business or financial condition of either the Homebuilding Business or the Real Estate Services Business. Even if the proposed spin-off is beneficial, we may fail to properly implement the proposed spin-off, which may adversely affect the financial condition and results of operations of each business. In connection with the proposed spin-off, we may also incur special charges, such as inventory, goodwill and intangible asset impairments, workforce reduction costs or pension and equity-award costs.
If the proposed spin-off is consummated, it will be difficult to accurately forecast our future revenues and other results of operations based on our historical financial statements, which could result in lower prices for our common stock following the proposed spin-off.
If the proposed spin-off is consummated, we will operate the Real Estate Services Business, while Tarragon Homes Corporation currently our subsidiary, will operate the Homebuilding Business as a separate publicly traded company. We have historically been able to rely on the results of operations, assets and cash flows of the Homebuilding Business. Because the historical financial information contained in this annual report does not reflect changes that are expected to occur as a result of the proposed spin-off and contains assumptions about our expenses that may change in the future, this financial information with respect to the Real Estate Services Business does not necessarily reflect the financial condition and results of operations that would have been achieved had we only operated the Real Estate Services Business during the periods presented and are not necessarily indicative of what our future financial condition and results of operations will be following the proposed spin-off. This will make it difficult or impossible for analysts or investors to accurately forecast our future revenues and other results of operations, which could result in lower prices for our common stock following the proposed spin-off.
If the proposed spin-off is consummated, we may not enjoy all of the benefits of scale that we currently enjoy with our businesses held in one corporate structure.
Currently, our businesses share benefits of scope and scale in costs, human capital, vendor relationships and customer relationships. While we expect to enter into agreements with Tarragon Homes that will govern a number of our commercial and other relationships following the proposed spin-off, those arrangements will not fully capture the benefits that we currently enjoy as a result of common ownership of our businesses. If the proposed spin-off is consummated, the loss of these benefits as a consequence of the proposed spin-off could materially and adversely affect our business, financial condition and results of operations following the proposed spin-off.
There are tax risks relating to the proposed spin-off, which could harm our financial condition, results of operations and cash flows and cause our stockholders to incur tax liabilities.
We intend to obtain an opinion from our tax counsel that, for U.S. federal income tax purposes, the proposed spin-off will be tax-free to us and our stockholders under Sections 361 and 355 of the Internal Revenue Code.

The opinion will be based on certain representations that have been made by us. The opinion may not be relied upon if those representations are incorrect or incomplete in any material respect.
If the proposed spin-off does not qualify as a tax-free spin-off, then, in general, we would be subject to a federal corporate tax, the amount of which would be substantial. This corporate tax would be based on the excess, if any, of the fair market value of the Tarragon Homes common stock at the time of the proposed spin-off over our tax basis in the Tarragon Homes common stock. This tax, if incurred, could harm our financial condition, results of operations and cash flows.
In addition, if the proposed spin-off fails to qualify for tax-free treatment for the stockholders, each stockholder who receives Tarragon Homes common stock in the proposed spin-off would generally be treated as receiving a taxable distribution in an amount equal to the fair market value of the Tarragon Homes common stock received. That distribution would be taxable as a dividend to the extent of our current and accumulated earnings and profits.
Even if the proposed spin-off otherwise qualifies for tax-free treatment under Sections 361 and 355 of the Code, the proposed spin-off may become taxable to us under Section 355(e) of the Code if 50% or more of Tarragon Homes stock or our stock then-outstanding, measured by vote or value, is acquired, directly or indirectly, as part of a plan or series of related transactions that includes the proposed spin-off. For this purpose, acquisitions (including acquisitions that are neither planned nor accepted or recommended by the management of the company whose stock is acquired) of Tarragon Homes stock or our stock within two years preceding or following the proposed spin-off are presumed to be part of that plan or series, although we may be able to rebut that presumption. If an acquisition of Tarragon Homes stock or our stock triggers the application of Section 355(e) of the Code, we would recognize taxable gain to the extent that the fair market value of Tarragon Homes stock at the time of the proposed spin-off exceeded Tarragon’s U.S. tax basis in that stock.
We may be liable for all or a portion of these taxes. First, in connection with the proposed spin-off, we will enter into a tax matters agreement with Tarragon Homes. This agreement will generally allocate between the companies the taxes and liabilities relating to a failure of the proposed spin-off to be tax-free. Second, aside from the tax matters agreement, under U.S. federal income tax laws, we and Tarragon Homes would be severally liable for our U.S. federal income taxes resulting from the proposed spin-off being taxable. This means that even if Tarragon Homes indemnifies us for a part of the tax liability, we may still be held liable for the whole amount if Tarragon Homes fails to fund its share of the entire tax liability.
If the proposed spin-off is consummated, we will continue to rely on the performance of our Homebuilding Business under various agreements between us and Tarragon Homes.
If the proposed spin-off is consummated, we will enter into various agreements, including a distribution agreement, a tax matters agreement, an employee matters agreement and a transition services agreement, with Tarragon Homes. The distribution agreement will set forth the allocation of assets, liabilities, rights and obligations to us following the proposed spin-off and will include indemnification obligations relating to this allocation. In addition, pursuant to the tax matters agreement, we will assume certain income tax liabilities and related responsibilities will be allocated between, and indemnification obligations will be assumed by, each of us and Tarragon Homes. The transition services agreement and employee matters agreement will address the provision of services by us to Tarragon Homes and by Tarragon Homes to us following the proposed spin-off. We will rely on Tarragon Homes to satisfy its performance and payment obligations under these agreements. Certain of the liabilities to be assumed or indemnified by Tarragon Homes will be our legal or contractual liabilities. If Tarragon Homes were to breach or be unable to satisfy its material obligations under these agreements, including a failure to satisfy its indemnification obligations, we could suffer operational difficulties or significant losses.

If the proposed spin-off is consummated, Tarragon Homes may not be able to satisfy its indemnification obligations related to the proposed spin-off, or we may be required to indemnify Tarragon Homes, either of which could result in us incurring additional costs and could materially and adversely affect our financial condition, results of operations and cash flows.
The distribution agreement and other agreements related to the proposed spin-off that will be entered into between us and Tarragon Homes will allocate responsibility between us and Tarragon Homes for various debts, liabilities and obligations. The distribution agreement will provide that Tarragon Homes will indemnify us for the liabilities assumed by Tarragon Homes under these agreements (including specified liabilities related to the Homebuilding Business that will be our contingent liabilities by virtue of the structure of the proposed spin-off), and we will indemnify Tarragon Homes for the liabilities of the Real Estate Services Business. However, the availability of any indemnities will depend upon the future financial strength of Tarragon Homes. We cannot determine whether we would have to indemnify Tarragon Homes for any substantial obligations after the proposed spin-off. In addition, no assurance can be given that Tarragon Homes will be in a financial position to fund its indemnity obligations. If we are required to indemnify Tarragon Homes or are forced to pay costs that otherwise should have been covered by the indemnity obligation of Tarragon Homes, our financial condition, results of operations and cash flows could be materially and adversely affected.
If the proposed spin-off is consummated, certain members of our management and our directors and our stockholders may face actual or potential conflicts of interest.
If the proposed spin-off is consummated, certain members of our management and our directors will own both our common stock and Tarragon Homes common stock and will be directors of both us and Tarragon Homes. This ownership overlap and these common directors could create, or appear to create, potential conflicts of interest when our and Tarragon Homes’ management and directors face decisions that could have different implications for us and Tarragon Homes. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between us and Tarragon Homes regarding the terms of the agreements governing the proposed spin-off and the relationship between us and Tarragon Homes following the proposed spin-off. These agreements include, among others, the distribution agreement, the tax matters agreement, the employee matters agreement, the transition services agreement and any commercial agreements between the parties or their affiliates. Potential conflicts of interest could also arise if we and Tarragon Homes enter into any commercial arrangements with each other in the future.
If the proposed spin-off is consummated, we will be a smaller, less diversified company than we currently are.
If consummated, the proposed spin-off will separate our businesses into two separate businesses. We will retain and operate only the Real Estate Services Business. As a result, we will be a smaller, less diversified company than we currently are with a narrower business focus than we currently have. We will have a more limited business and may be more vulnerable to changing market conditions, which could materially and adversely affect our business, financial condition and results of operations.
If the proposed spin-off is consummated, the market price of our common stock may experience fluctuations and volatility following the proposed spin-off.
Because of the significant changes that will take place as a result of the proposed spin-off, the trading market for our common stock following the proposed spin-off may be significantly different from that of our common stock currently. For example, the market may view us as a “new” company following the proposed spin-off. We currently do not have significant securities analyst coverage, and we may not attract any securities analyst coverage following the proposed spin-off. We cannot predict the prices at which our common stock will trade following the proposed spin-off. Until an orderly trading market for our common stock develops following the proposed spin-off, the price of our common stock may fluctuate significantly. There can be no assurance that an orderly trading market will develop for our common stock following the proposed spin-off.
If the proposed spin-off is consummated, there may be substantial changes in our stockholder base, which may cause the price of our common stock to fluctuate following the proposed spin-off.
Investors holding our common stock may hold our common stock because of a decision to invest in a company that operates in multiple markets within the real estate industry. If the proposed spin-off is consummated, shares of our common stock will represent an investment in a smaller company with its business concentrated in the Real Estate Services Business. These changes may not match some holders’ investment strategies or meet minimum criteria for inclusion in stock market indices, which could cause investors to sell their shares of our common stock. Excessive selling pressure could cause the market price of our common stock to decrease following the proposed spin-off.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
At December 31, 2006, we had 29 consolidated and six unconsolidated active for-sale communities, including 11 high- or mid-rise condominium developments, four townhome or traditional new developments, 16 condominium conversions, and four land developments. Information about our active for-sale communities is presented in the table below entitled “Active For-Sale Communities.” At December 31, 2006, we also had 4,682 units in 22 communities in our development pipeline.
Our rental apartment communities at December 31, 2006, included 47 consolidated properties with 10,888 units (including one property with 172 units classified as held for sale and two properties with 508 units classified as homebuilding inventory and held by our Homebuilding Business for sale). We also owned six consolidated commercial properties, all but two of which were classified as held for sale Information about our rental apartment communities is presented in the table below entitled “Rental Apartment Communities.” We also had six rental communities with 1,775 apartments under development or reposition. Information about our rental developments is presented in the table below entitled “Rental Apartment Communities Under Development or Reposition.”
Tarragon, or the consolidated or unconsolidated subsidiaries, partnerships, or joint ventures that own the properties, generally have fee simple title to these properties. Most of these properties are pledged to secure debt. These mortgages are presented in the tables below entitled “Loans Secured by Homebuilding Developments” and “Mortgage Loans Secured by Rental Apartment Communities.” We believe our properties are adequately covered by liability and casualty insurance, consistent with industry standards.
TARRAGON CORPORATION
HOMEBUILDING BUSINESS
ACTIVE PROJECTS AND DEVELOPMENT PIPELINE
DECEMBER 31, 2006

	Units in Active Projects and
	Development Pipeline at December 31, 2006
	Northeast	Southeast	Total
High- and mid-rise developments	2,176	113	2,289
Mixed-use residential and commercial developments (1)	1,784	793	2,577
Rental communities in lease-up under development or reposition (2)	539	1,236	1,775
Townhome and traditional new developments	330	823	1,153
Condominium conversions	—	3,096	3,096
Land development	—	127	127

Total	4,829	6,188	11,017

(1)	These projects include commercial square footage of 509,500 in the Northeast and 104,077 in the Southeast.

(2)	Includes three properties with 930 units under development held by our Real Estate Services Business. Following the proposed spin-off, Sage will engage Tarragon Homes to complete construction of these properties for a fee.

TARRAGON CORPORATION
ACTIVE FOR-SALE COMMUNITIES
DECEMBER 31, 2006

		Ownership	Number of
		Interest If	Remaining Homes or	Costs to	Net Carrying
Community	Location	Joint Venture	Home Sites (1)	Complete (2)	Value
				(in thousands)
High- and Mid-rise Developments
900 Monroe	Hoboken, NJ	63%	125	$31,394	$7,563	(4)
1100 Adams	Hoboken, NJ	85%	44	20	9,594
Alta Mar	Fort Myers, FL		1	857	4,565
Block 88	Hoboken, NJ	70%	220	51,700	20,462	(4)
The Exchange	Fort Lauderdale, FL		87	13,334	22,611	(5)
Las Olas River House	Fort Lauderdale, FL		25	1,934	45,298
One Hudson Park	Edgewater, NJ		168	16,629	24,713	(3)
Trio East	Palisades Park, NJ		56	20,045	10,652	(4)
Trio West	Palisades Park, NJ		140	19,897	53,861	(3)
XII Hundred Grand	Hoboken, NJ	50%	—	170	487
XIII Hundred Grand	Hoboken, NJ	50%	—	13	—

			866	155,993	199,806

Townhome and Traditional New Developments
Orchid Grove	Pompano Beach, FL	50%	481	66,108	49,560	(6)
Stone Crest	Murfreesboro, TN		281	25,708	4,882	(3)
The Villas at Seven Dwarfs Lane	Orlando, FL		61	5	8,925
Warwick Grove	Warwick NY	50%	158	45,055	18,707	(6)

			981	136,876	82,074

Condominium Conversions (7)
5600 Collins	Miami Beach, FL		3	—	2,507
Bishop’s Court at Windsor Parke	Jacksonville, FL		110	1,000	6,659
Cobblestone at Eagle Harbor	Orange Park, FL		328	2,635	19,881
Cordoba Beach Park	Tampa, FL		32	346	8,120
The Hamptons	Orlando, FL	50%	—	—	387
Knightsbridge at Stoneybrooke	Orlando, FL		396	6,731	33,034	(5)
Lofts on Post Oak	Houston, TX	50%	185	287	41,880
Madison at Park West	Charleston, SC		201	577	26,168
Mirabella	Jacksonville, FL		226	626	34,494
Montreux at Deerwood Lake	Jacksonville, FL		105	420	12,695
Oxford Place	Tampa, FL		139	1,125	10,741
The Quarter at Ybor City	Ybor City, FL		117	1,171	18,014
Southampton Pointe	Mount Pleasant, SC		57	513	7,833
Tradition at Palm Aire	Sarasota, FL		209	1,250	34,374
Twelve Oaks at Fenwick Plantation	Charleston, SC		173	447	16,913
Via Lugano	Boynton Beach, FL		305	4,206	68,958

			2,586	21,334	342,658

Land Development
Alexandria Pointe	Deland, FL	40%	60	—	2,129
Belle Park	Nashville, TN		17	—	3,821
Southridge Pointe	Deland, FL	40%	4	—	207
Woods of Lake Helen	Lake Helen, FL	40%	46	—	1,470

			127	—	7,627

			4,560	$314,203	$632,165

(1)	Number of remaining homes or home sites includes both backlog (homes or home sites sold, but not closed) and unsold homes under active development.

(2)	Costs to complete represent estimated construction costs to complete the project. In addition to these costs, we anticipate incurring marketing, advertising, selling commissions and closing costs, and interest.

(3)	This project has financing in place that is expected to fund costs to complete. For the December 31, 2006, loan balances, please see the table below entitled “Loans Secured by Homebuilding Developments.”

(4)	We anticipate obtaining a commitment for financing for this project prior to commencing construction.

(5)	We anticipate obtaining financing for this project in 2007.

(6)	This project has a revolving construction loan that is expected to finance costs to complete.

(7)	Costs to complete for condominium conversions represent unit upgrades that will be incurred upon sale of the units.

TARRAGON CORPORATION
RENTAL APARTMENT COMMUNITIES UNDER DEVELOPMENT OR REPOSITION
DECEMBER 31, 2006

	Tarragon’s				Anticipated
	Interest in		Number of	Budgeted	Construction
Community	Profits	Location	Apartments	Cost	Financing
				(in thousands)
1000 Jefferson (1)	70%	Hoboken, NJ	217	$80,908	$77,000
Aldridge Apartments (2), (3)	100%	Murfreesboro, TN	320	30,561	22,950
Bentley Grove (2)	100%	Manchester, CT	322	59,380	47,000
Bermuda Island (1)	100%	Naples, FL	360	67,465	38,640
Kennesaw Farms (2), (4)	100%	Gallatin, TN	288	29,202	22,000
River Oaks (1)	70%	Houston, TX	268	37,828	32,154

Total			1,775	$305,344	$239,744

(1)	These projects are held by our Homebuilding Business

(2)	These projects are held by our Real Estate Services Business. Following the proposed spin-off, Sage will engage Tarragon Homes to complete construction of these properties for a fee.

(3)	Construction began in the fourth quarter of 2006 and is expected to be completed in late 2007.

(4)	Construction began in the fourth quarter of 2006.
Our development program includes the construction or reposition of the for-sale communities and the rental communities presented above. Costs in excess of construction and other financing have been or will be paid for with internally generated funds.

TARRAGON CORPORATION
RENTAL APARTMENT COMMUNITIES
DECEMBER 31, 2006

					Year Ended December 31,		As of December 31,
					2006	2005	2006	2005	2006
		Ownership							Net
		Interest If		Age	Average	Average	Average	Average	Carrying
		Joint	Number of	In	Physical	Physical	Monthly	Monthly	Value
Community	Location	Venture	Apartments	Years	Occupancy	Occupancy	Rent/Unit(1)	Rent/Unit(1)	(in thousands)

Same store apartment communities
200 Fountain	New Haven, CT	89%	158	41	95.6%	87.9%	$1,135	$1,099	$15,085
278 Main Street	West Haven, CT	89%	99	18	97.0%	85.3%	860	725	6,136
Autumn Ridge	East Haven, CT	89%	116	33	95.7%	95.0%	650	642	1,705
Aventerra Apartment Homes	Dallas, TX		296	32	93.9%	85.9%	515	549	5,797
Carlyle Towers (2)	Southfield, MI		172	36	93.6%	90.8%	921	952	5,157
Club at Danforth	Jacksonville, FL	89%	288	9	92.7%	95.5%	918	879	13,468
Desert Winds	Jacksonville, FL		152	34	98.4%	99.0%	649	629	1,775
Dogwood Hills	Hamden, CT	89%	46	34	89.1%	96.4%	1,109	1,064	2,240
Forest Park	Rocky Hill, CT	89%	161	39	93.2%	93.8%	944	923	8,254
French Villa	Tulsa, OK		100	35	93.0%	96.3%	670	660	2,496
Groton Towers	Groton, CT	89%	114	33	97.4%	95.0%	925	926	4,252
Gull Harbor	New London, CT	89%	65	32	95.4%	95.3%	758	749	1,411
Hamden Centre	Hamden, CT	89%	65	36	96.9%	95.0%	977	928	2,580
Harbour Green	Panama City Beach, FL		200	9	91.5%	97.5%	934	873	9,096
Heather Hill	Temple Hills, MD	89%	459	40	87.2%	94.4%	1,033	980	10,476
Lakeview	Waterbury, CT	89%	88	18	89.8%	93.2%	834	814	2,693
Liberty Building	New Haven, CT	89%	124	7	97.6%	96.3%	1,101	1,069	7,096
Links at Georgetown	Savannah, GA	89%	360	7	90.6%	89.1%	880	831	19,748
Lofts at the Mills	Manchester, CT	89%	411	17	87.6%	65.3%	945	792	35,948
Mustang Creek	Arlington, TX		120	32	90.8%	90.5%	857	857	3,233
Nutmeg Woods	New London, CT	89%	382	36	91.1%	92.8%	859	862	14,924
Ocean Beach	New London, CT	89%	455	34	94.3%	92.1%	715	720	12,778
Park Dale Gardens	Dallas, TX		224	31	97.3%	82.1%	539	587	1,900
Parkview	Naugatuck, CT	89%	160	35	91.9%	92.7%	975	977	5,867
River City Landing	Jacksonville, FL	89%	352	41	92.6%	94.7%	700	650	11,621
Sagamore Hills	Middletown, CT	89%	212	38	94.3%	92.5%	812	799	7,428
Silver Creek	Jacksonville, FL		152	34	98.4%	99.0%	685	657	1,750
Southern Elms	Tulsa, OK		78	38	98.7%	91.5%	579	567	1,246
Summit on the Lake	Fort Worth, TX		198	20	93.4%	92.9%	555	555	3,626
Villa Tuscany	Orlando, FL	89%	342	5	95.6%	96.2%	960	861	24,104
Vintage at Abacoa	Jupiter, FL		390	4	96.2%	93.0%	1,315	1,241	44,094
Vintage at Legacy	Frisco, TX	89%	320	7	93.1%	94.0%	947	911	23,523

TARRAGON CORPORATION
RENTAL APARTMENT COMMUNITIES
DECEMBER 31, 2006

					Year Ended December 31,		As of December 31,
					2006	2005	2006	2005	2006
		Ownership							Net
		Interest If		Age	Average	Average	Average	Average	Carrying
		Joint	Number of	In	Physical	Physical	Monthly	Monthly	Value
Community	Location	Venture	Apartments	Years	Occupancy	Occupancy	Rent/Unit(1)	Rent/Unit(1)	(in thousands)

Same store apartment communities (continued)
Vintage at Madison Crossing	Huntsville, AL	89%	178	4	95.5%	95.2%	$784	$754	$9,913
Vintage at the Parke	Murfreesboro, TN	89%	278	5	92.1%	90.4%	759	787	15,071
Vintage at Plantation Bay	Jacksonville, FL	89%	240	5	95.0%	94.9%	962	920	13,226
Woodcreek, FL	Jacksonville, FL		260	31	92.3%	93.4%	713	681	3,449
Woodcliff Estates	East Hartford, CT	89%	561	37	96.1%	95.7%	832	790	18,295

Subtotals/Averages			8,376	19	93.4%	91.7%	856	822	371,462

Apartment communities in lease-up during one or both periods
1118 Adams (3)	Hoboken, NJ		90	—	94.4%	—	687	—	26,001
Cason Estates	Murfreesboro, TN		262	2	90.1%	—	897	—	19,366
Creekwood North (4)	Altamonte Springs, FL		180	33	46.7%	96.7%	779	689	2,690
Deerwood Ocala (5)	Ocala, FL	50%	328	—	35.1%	—	564	—	27,692
Newbury Village (5) (6)	Meriden, CT		180	—	90.0%	—	1,304	—	27,781

Subtotals/Averages			1,040	1	65.6%	96.7%	824	689	103,530

Apartment communities acquired during period (7)
Gables Floresta	Jupiter, FL		311	3	53.7%	—	1,358	—	86,398
Monterra at Bonita Springs	Bonita Springs, FL		244	1	81.6%	—	1,117	1,028	61,078
Northgate Apartments	Middletown, RI		179	36	88.8%	—	1,009	—	30,137
Promenade at Reflection Lake	Fort Meyers, FL		360	6	91.4%	—	976	—	65,296
Vista Grande	Tampa, FL		378	5	38.1%	13.3%	1,127	1,133	66,631

Subtotals/Averages			1,472	15	46.7%	13.3%	1,123	1,092	309,540

Totals/Averages — All Rental Apartments			10,888	17	84.4%	81.6%	$889	$846	$784,532

(1)	Average monthly rent is defined as total possible rent (actual rent for leased apartments and asking rent for vacant apartments) for the month of December divided by number of units.

(2)	This property was classified as held for sale at December 31, 2006.

(3)	Tarragon owns 85% of the managing member, which owns .01% of the property-owning entity.

(4)	During 2006, leasing was discontinued at this property in connection with a redevelopment plan. Upon the decision to cancel the redevelopment plans, lease-up of the property resumed in late 2006.

(5)	These properties are held by our Homebuilding Business.

(6)	This property was sold in January 2007.

(7)	These properties were acquired in 2005 or 2006 by the Homebuilding Business and transferred to the Real Estate Services Business in the fourth quarter of 2006 upon the decision that these properties will be held and operated as rental communities.

TARRAGON CORPORATION
LOANS SECURED BY HOMEBUILDING DEVELOPMENTS
DECEMBER 31, 2006
(Dollars in Thousands)

	Balance	Stated Interest		Maturity	Balance Due at
	Dec. 31, 2006	Rate (3)		Date	Maturity

Consolidated For-Sale Communities:
Construction in Progress — Rentals
1000 Jefferson	$48,404	7.07	%(1)	Jan 08(8)	$48,404
Aldridge	7,340	7.22	%(1)	Jul-09(10)	7,340
Bermuda Island	38,640	7.47	%(1)	Dec-07(9)	38,640
Deerwood Ocala	2,161	5.50	%(2)(11)	Aug-15	2,161
Deerwood Ocala	19,685	7.07	%(1)	Aug-07(9)	19,685
Newbury Village	19,289	7.07	%(1) (5)	Dec-06	19,289

	135,519	7.17	%(4)		135,519

Condominium Conversions
210 Watermark	27,750	7.92	%(1)	Nov-07(9)	24,944
Ballantrae	39,476	8.32	%(1)	Nov-08	39,476
Bishops Court at Windsor Parke	5,447	7.97	%(1)	Sep-08	5,447
Cobblestone at Eagle Harbor	17,296	7.61	%(2)	Nov-10	16,301
Knightsbridge at Stoneybrooke	23,998	7.05	%(1)	Sep-09	23,998
Madison at Park West	15,860	8.32	%(1)	Nov-08	15,860
Mirabella	23,362	8.02	%(1)	Jul-07	23,362
Montreux at Deerwood	6,433	7.97	%(1)	Sep-08	6,433
Oxford Place	4,394	8.07	%(1)	Aug-07	4,394
The Tradition at Palm Aire	22,813	8.27	%(1)	Aug-07	22,813
Via Lugano	40,308	8.32	%(1)	Nov-08	40,308

	227,137	8.02	%(4)		223,336

Land for Development
100 East Las Olas	4,125	9.25	%(1) (6)	Apr-07	4,125
Coventry Club	8,600	7.32	%(1)	Nov-07(8)	8,600
Central Square	11,250	7.42	%(1)	Jul-07	11,250
Uptown Village	7,611	7.42	%(1)	Sep-07	7,611

	31,586	7.63	%(4)		31,586

Residential Construction in Progress
1100 Adams	13,481	7.12	%(1)	May-07	13,481
Alexandria Pointe	1,225	8.32	%(1)	Jun-07	1,225
The Exchange	6,300	7.57	%(1) (7)	May-07	6,300
Las Olas Riverhouse	18,742	7.47	%(1)	Jul-07	18,742
Stone Crest	2,470	7.22	%(1)	Jul-08(9)	2,470
One Hudson Park	53,061	7.82	%(1)	Jan-08(8)	53,061
Trio East	3,600	7.47	%(1)	Oct-07	3,600
Trio West	20,197	8.32	%(1)	Jan-09(8)	20,197
Warwick Grove	7,137	7.52	%(1)	Sep-08	7,137
Warwick Grove	3,372	7.52	%(1)	Sep-08	3,372

	129,585	7.72	%(4)		129,585

TARRAGON CORPORATION
LOANS SECURED BY HOMEBUILDING DEVELOPMENTS (Continued)
DECEMBER 31, 2006
(Dollars in Thousands)

	Balance	Stated Interest		Maturity	Balance Due
	Dec. 31, 2006	Rate (3)		Date	at Maturity

Unconsolidated For-Sale Communities:
900 Monroe	$3,900	7.57	%(1)	Oct-07	$3,900
Block 106/111	6,000	7.32	%(1)	Dec-07(8)	6,000
Block 144	2,400	7.32	%(1)	Dec-07(8)	2,400
Lincoln Pointe	67,931	10.32	%(1)(12)	Oct-07(8)	67,931
Lofts on Post Oak	11,162	7.07	%(1)	Jun-07(8)	11,162
Lofts on Post Oak	11,162	8.77	%(1)	Jun-07(8)	11,162
Orchid Grove	35,190	7.47	%(1)	Apr-08(8)	35,190

	137,745	8.94	%(4)		137,745

TOTAL LOANS ON HOMEBUILDING DEVELOPMENTS	$661,572	7.96	%(4)		$657,771

(1)	Variable rate mortgage.

(2)	Fixed rate mortgage.

(3)	For loans with variable interest rates, the rate in effect as of December 31, 2006, is presented.

(4)	Represents weighted average interest rate as of December 31, 2006, computed based upon the December 31, 2006, balances.

(5)	Loan was paid in full upon closing of sale in January 2007.

(6)	We are currently in negotiations to refinance this loan.

(7)	We are currently in negotiations for construction financing for this property.

(8)	Loan has a six-month extension option.

(9)	Loan has a one year extension option.

(10)	Loan has a two year extension option.

(11)	This is a loan payable to our partner in this project and is prepayable.

(12)	During 2006, we sold a portion of our interest in this project and recovered our investment, retaining a 29% interest. This loan is non-recourse.

TARRAGON CORPORATION
MORTGAGE LOANS SECURED BY RENTAL APARTMENT COMMUNITIES
DECEMBER 31, 2006
(Dollars in Thousands)

	Balance	Stated Interest		Maturity	Balance Due
	Dec. 31, 2006	Rate (3)		Date	at Maturity
1118 Adams	$3,615	5.67	%(2)	Jan-25	$2,170
1118 Adams	2,145	—	(9)	Sep-26	2,145
1118 Adams	1,347	—	(9)	Mar-26	1,347
1118 Adams	990	1.00	%(2)	Sep-51	990
Aventerra Apartment Homes	7,739	7.32	%(1) (5)	Mar-07	7,739
Carlyle Towers (7)	4,846	6.9	6%(2) (10)	Mar-08	4,724
Carlyle Towers — supplemental mortgage (7)	1,684	7.90	%(2) (10)	Jan-11	1,571
Cason Estates	19,407	6.06	%(2)	Sep-09	19,407
Creekwood North	4,635	8.02	%(2)	Aug-10	4,431
Creekwood North — supplemental mortgage	1,169	5.62	%(2)	Dec-13	1,033
Desert Winds/Silver Creek	6,558	5.03	%(2)	Jun-13	5,319
Desert Winds/Silver Creek — supplemental mortgage	959	5.58	%(2)	Oct-14	766
French Villa	1,720	6.82	%(2)	Jan-09	1,648
French Villa — supplemental mortgage	1,162	7.23	%(2)	Mar-11	1,086
Gables Floresta	74,400	7.82	%(1)	Jul-08	74,400
Harbour Green	17,627	6.06	%(2)	Sep-09	17,627
Monterra at Bonita Springs	40,265	8.32	%(1)	Nov-08	40,265
Mustang Creek	5,546	8.06	%(2)	Jul-10	5,274
Northgate	21,819	7.82	%(1)	Apr-08	13,819
Park Dale Gardens	5,243	8.11	%(2)	Jul-10	4,989
Promenade at Reflection Lakes	48,939	8.32	%(1)	Nov-08	48,939
Southern Elms	1,559	6.99	%(1)	Apr-07	1,549
Summit on the Lake	6,000	5.61	%(2)	Nov-16	6,000
Vintage at Abacoa	50,968	6.06	%(2)	Sep-09	50,968
Vista Grande	42,000	8.07	%(1)	Aug-07	42,000
Woodcreek, FL	14,600	5.44	%(2)	Dec-16	14,600
Gull Harbor	2,808	5.52	%(2)	Jul-09	2,699
Villa Tuscany	23,804	5.49	%(2)	Apr-14	20,875
Mortgages payable to General Electric Capital Corporation (6)	369,958	5.95	%(2) (4)	Nov-12	369,958
Mortgages payable to General Electric Capital Corporation (6)	39,208	12.01	%(1) (4)	Nov-12	36,833

	822,720	6.83	%(4)		805,171

Commercial (8)	$26,047	5.35	%(4)(10)(11)		$11,727

TOTAL MORTGAGE LOANS ON RENTAL REAL ESTATE PROPERTIES	$848,767	6.79	%(4)		$816,898

(1)	Variable rate mortgage.

(2)	Fixed rate mortgage.

(3)	For loans with variable interest rates, the rate in effect as of December 31, 2006, is presented.

(4)	Represents weighted average interest rate as of December 31, 2006, computed based upon the December 31, 2006, balances.

(5)	This loan was refinanced in February 2007 with a fixed rate mortgage.

(6)	Non-recourse financing secured by first and second lien mortgages on 23 properties owned by Ansonia Apartments, L.P.

(7)	Denotes a held for sale property.

(8)	Includes mortgages secured by three commercial properties. One property with an $18.1 million mortgage is classified as held for sale.

(9)	These are non-interest bearing loans with government agencies which will become grants upon maturity as long as 1118 Adams meets certain conditions.

(10)	Carlyle Towers and Merritt 8 are classified as held for sale properties, and accordingly their note balances are included in “Liabilities related to assets held for sale” in the accompanying Consolidated Balance Sheet.

(11)	Of the $26 million outstanding at December 31, 2006, $3.3 million bears interest at a variable rate and the remaining $22.7 million bears interest at fixed rates.

TARRAGON CORPORATION
SUMMARY OF LOANS
DECEMBER 31, 2006
(Dollars in Thousands)

	Balance	Stated Interest	Balance Due at
Name of Property	Dec. 31, 2006	Rate (1) (2)	Maturity
Summary by interest rate type:
Homebuilding Developments:
Consolidated
Total variable rate mortgages	$504,370	7.72%	$501,564
Total fixed rate mortgages	19,457	7.38%	18,462

	523,827	7.70%	520,026

Unconsolidated
Total variable rate mortgages	137,745	8.94%	137,745
Total fixed rate mortgages	—	—	—

	137,745	8.94%	137,745

Rental Apartment Communities:
Consolidated
Total variable rate mortgages	279,243	8.58%	268,858
Total fixed rate mortgages	569,524	5.91%	548,040

	848,767	6.79%	816,898

Total all mortgages	$1,510,339	7.30%	$1,474,669

Consolidated debt from above	$1,372,594
Consolidated corporate debt	170,550

Total consolidated debt	$1,543,144

(1)	For loans with variable interest rates, the rate in effect as of December 31, 2006, is presented.

(2)	Represents weighted average interest rate as of December 31, 2006, computed based upon the December 31, 2006, balances.

ITEM 3. LEGAL PROCEEDINGS
We are a party to various claims and routine litigation arising in the ordinary course of business.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER
               PURCHASE OF EQUITY SECURITIES
Our common stock is listed on The NASDAQ Global Select Market under the symbol “TARR.” The following table sets forth the high and low sales prices of Tarragon common stock reported by The NASDAQ Global Select Market for the periods indicated. The prices have been adjusted to give effect to a three-for-two stock split effective February 10, 2005.

	2006		2005
	High	Low	High	Low
First quarter	$21.80	$17.80	$24.99	$11.90
Second quarter	19.97	12.50	25.40	17.35
Third quarter	14.45	8.81	29.00	17.41
Fourth quarter	12.89	9.00	22.00	17.46
According to the transfer agent’s records, at March 23, 2007, our common stock was held by approximately 2,044 recordholders.
On May 1, 2006, we paid a cash dividend of $0.10 per common share payable to stockholders of record on April 10, 2006. Our board of directors presently intends to consider the payment of a cash dividend on an annual basis. Any future determination to pay cash dividends on our common stock will be at the discretion of our board of directors and will be dependent on our earnings, financial condition, operation results and other factors that our board of directors deem relevant.
Securities Authorized for Issuance Under Equity Compensation Plans
We have three stock-based equity compensation plans that have been approved by our stockholders. See NOTE 8. “STOCK-BASED AWARDS” in the Notes to our Consolidated Financial Statements in ITEM 8. “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” for descriptions of the plans, the number of shares of common stock to be issued upon the exercise of outstanding stock options and stock appreciation rights, the weighted-average exercise price of outstanding stock options and stock appreciation rights, and the number of shares of common stock remaining for future issuance under the plans. We have no equity compensation plans adopted without the approval of our stockholders.
Unregistered Sales of Equity Securities and Use of Proceeds
On September 30, 2006, Tarragon issued 616,667 shares of 10% cumulative preferred stock, liquidation value $12.00, and 668,096 shares of common stock, to The Rohdie Family LLC (the “Rohdie LLC”) in connection with the exercise by the Rohdie LLC of its rights to convert its Class A Member Units and Class B Member Units of Tarragon Development Company, LLC (“TDC”), pursuant to the terms of an agreement entered into in 2000. The shares of common stock and shares of preferred stock issued to the Rohdie LLC are exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof. The managing member of the Rohdie LLC is Robert C. Rohdie, President and Chief Executive Officer of Tarragon Development Corporation, a wholly owned subsidiary of Tarragon, and a member of Tarragon’s Board of Directors since February 2000.

Purchases of Equity Securities
On March 6, 2006, our board of directors authorized the repurchase of up to an additional 1,000,000 shares of our common stock pursuant to our existing share repurchase program. With this additional authority, our board has approved the repurchase of an aggregate of up to 2,500,000 shares under the program implemented in September 2001. The share repurchase program has no expiration date. Through December 31, 2006, we had repurchased 2,427,712 shares of our common stock and had 72,288 shares remaining that could be repurchased pursuant to this repurchase program. We made no repurchases of shares of our common stock during the three months ended December 31, 2006.

ITEM 6. SELECTED FINANCIAL DATA
Please read the following information along with the Consolidated Financial Statements and Notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. Dollar amounts are in thousands, except per share amounts.

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
OPERATING DATA
Homebuilding sales revenue	$444,276	$504,722	$220,465	$56,279	$26,179
Rental and other revenue	100,608	90,377	81,779	47,774	45,999
Total revenue	544,884	595,099	302,244	104,053	72,178

Equity in income of partnerships and joint ventures	17,166	29,603	15,193	22,476	16,642

Net gain on sale of real estate
Presented in income from continuing operations	1,148	3,808	378	1,223	1,258
Presented in discontinued operations, net of income taxes	12,331	41,709	10,950	23,118	6,540

Income (loss) from continuing operations	$(1,037)	$45,818	$35,490	$9,692	$1,387
Net income	$11,153	$88,498	$29,518	$31,194	$5,459

Earnings per common share — basic (1)
Income (loss) from continuing operations allocable to common stockholders	$(.07)	$1.74	$1.54	$.34	$.03
Net income allocable to common stockholders	$.36	$3.39	$1.27	$1.39	$.21

Earnings per common share – assuming dilution (1)
Income (loss) from continuing operations allocable to common stockholders	$(.07)	$1.60	$1.31	$.35	$.03
Net income allocable to common stockholders	$.36	$2.93	$1.09	$1.20	$.19

	As of December 31,
	2006	2005	2004	2003	2002
BALANCE SHEET DATA
Homebuilding inventory	$1,030,623	$1,074,281	$297,148	$99,457	$32,402
Rental real estate	731,477	415,448	567,493	395,095	427,989
Rental real estate held for sale	32,698	60,713	21,358	—	7,538
Investments in and advances to partnerships and joint ventures	61,523	78,080	47,707	81,764	29,102
Cash and cash equivalents	23,476	39,044	22,377	21,626	18,023
Total assets	2,022,761	1,803,411	1,129,977	623,817	540,524
Mortgages and notes payable	1,387,731	1,248,238	875,353	471,262	428,926
Senior convertible notes	5,750	5,750	62,000	—	—
Subordinated unsecured notes	125,000	65,000	—	—	—
Notes payable presented in liabilities related to assets held for sale	24,663	52,446	20,479	—	—
Stockholders’ equity	279,514	278,015	136,493	103,328	73,733
Book value per common share (1)	$9.21	$9.42	$5.55	$4.34	$3.02

(1)	Per share data have been restated to give effect to three-for-two stock splits in February 2003 and February 2005, and a five-for-four stock split in January 2004.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Please read this discussion along with the audited Consolidated Financial Statements and accompanying Notes found at ITEM 8. “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.” Dollar amounts in tables are in thousands.
Business Overview
General
We are a homebuilder and real estate developer with over 30 years of experience in the real estate industry. We operate two distinct businesses, a homebuilding and real estate development business and a real estate services business.
Homebuilding Business. Our large development projects in urban areas require long lead times. As a result, there is a significant time period between the commencement of these projects and recognition of revenue. Revenue from homebuilding sales increased dramatically in 2005 as we completed buildings in some of these projects and, more importantly, rapidly expanded our condominium conversion activities. Because of a slowdown in condominium conversion sales in 2006, homebuilding sales revenue was lower in 2006 than in 2005. We measure the performance of the Homebuilding Business primarily by gross profit on homebuilding sales. Revenue and gross profit from our for-sale communities for the past three years are presented below under the caption “Homebuilding Business.”
Real Estate Services Business. Over the past several years, funds generated by the management, operation, sale, and refinancing of properties in the rental real estate portfolio have financed the growth of our homebuilding and development activities. We measure the performance of the Real Estate Services Business primarily by net operating income, which is defined as rental revenue less property operating expenses of both consolidated and unconsolidated stabilized rental apartment communities and commercial properties. Net operating income of our rental real estate portfolio is presented below under the caption “Real Estate Services Business.”
Revenue. Our revenue is principally derived from:
•	Homebuilding sales, which represent sales of condominium homes, townhomes, and developed land reported on either the completed contract or percentage-of-completion method of revenue recognition, as appropriate;

•	Rental revenue from apartment and commercial leases; and

•	Management fee revenue for providing property management services to residential rental and condominium communities and commercial properties.
Expenses. Our expenses principally consist of:
•	Costs of homebuilding sales, which include land, construction costs, construction supervision, marketing, commissions and other selling costs, property taxes, insurance, interest, developer fees, and architectural and engineering fees;

•	Property operating expenses, which are costs associated with operating, leasing, and maintaining rental apartment communities and commercial properties, including payroll and benefit expenses of site-level employees;

•	Depreciation of rental apartment communities and commercial properties; and

•	General and administrative expenses, a significant portion of which consists of compensation and benefits and other personnel-related costs of personnel not directly related to development activities.
Other income and expenses. Other income and expenses include:
•	Interest expense related to mortgages and other debt;

•	Equity in income or losses of partnerships and joint ventures, which represents our share of the net income or net loss of unconsolidated partnerships and joint ventures and may include income from distributions received from those entities in excess of our share of their income when we have recorded investment in them (the source of these distributions generally proceeds from financing of properties);

•	Gain on sales of real estate, which generally consists of gain from sales of properties in our rental real estate portfolio and is typically reported in discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144; and

•	Minority interests in income from consolidated partnerships and joint ventures, which consists of our partners’ share of gross profit from homebuilding sales or net income or net loss resulting from rental operations and the return on a preferred interest in Tarragon Development Company, LLC, and may include losses representing distributions to outside partners from consolidated partnerships in excess of their investments in the partnerships (the source of such distributions is generally proceeds from sales or financings of properties).
On February 9, 2007, we filed a preliminary proxy statement related to the proposed pro rata, tax-free spin-off of the Homebuilding Business. The proposed spin-off is subject to a number of conditions, including, among others, the completion of final documentation, the receipt of regulatory approvals and the receipt of an opinion from our tax counsel that, for U.S. federal income tax purposes, the spin-off will be tax-free to us and our stockholders under Section 355 and 361 of the Internal Revenue Code. We expect to complete the spin-off by mid-year 2007.
If the spin-off is consummated, we will distribute to each holder of our common stock one share of common stock of Tarragon Homes Corporation, which will be a new publicly traded company that will operate the Homebuilding Business. We will continue to operate Real Estate Services Business following the proposed spin-off. We believe that the spin-off will provide both us and Tarragon Homes with direct and differentiated access to the capital markets, allow each company to grow through acquisitions appropriate to its business and provide each company with the opportunity to align management incentives with the performance of its business.
Following the proposed spin-off, Tarragon will not report revenue from homebuilding sales or costs of homebuilding sales. Additionally, as of December 31, 2006, substantially all unconsolidated partnerships and joint ventures are associated with the Homebuilding Business. Accordingly, following the proposed spin-off, equity in income or loss of unconsolidated partnerships and joint ventures is expected to decline significantly.

Outlook
We believe that urban and high-density homebuilding for non traditional households will continue to present growth opportunities for us for a number of reasons including:
•	our pipeline of future projects that we have been building up over the last seven years include a number of large projects in New Jersey, Connecticut, Florida and Tennessee, which are expected to produce substantial revenues over the next five or more years;

•	scarcity of urban land for development in established communities and increased restrictions and controls on growth in many areas is channeling a larger share of new construction into areas where high- density housing predominates;

•	demographic trends of increased immigration, smaller households, longer active retirements, later marriages, and more childless couples tend to favor demand in urban areas; and

•	smart growth initiatives driven by high fuel costs, environmental considerations, a desire to reduce sprawl and traffic congestion favor high density residential developments.
Our homebuilding business experienced rapid growth from inception through 2005. Sales at condominium conversion projects on Florida’s west coast, which we believe was primarily an investor-driven market in 2005, were much slower in 2006. We have also seen increased competition and a slowdown in sales activity in other Florida markets. Because of the slowdowns in condominium conversion sales, total 2006 homebuilding sales revenue, including revenue from unconsolidated properties, was lower than in 2005. We have also increased our anticipated marketing costs and sales incentives for our condominium conversion projects, reducing our expected gross profit margins for these projects. We recorded impairment charges totaling $21.2 million in the fourth quarter of 2006 to write down the carrying values of five of our active condominium conversion projects and two tracts of land. We also recorded additional cost of sales of $23.6 million during 2006 resulting from market driven margin reductions, reflecting price reductions, slower absorption, and increased marketing costs on unsold units. In addition, in 2006, we wrote off $10.7 million of pursuit costs on development projects that did not go forward.
We are currently operating seven communities purchased in 2005 or 2006 for conversion to condominium as rental properties. Five of these properties were transferred to the rental real estate portfolio of the Real Estate Services Business during the fourth quarter of 2006 and will be held by Tarragon following the proposed spin-off. The other two properties will be held by the Homebuilding Business, and we plan to resume conversion activities when market conditions improve.
We executed a promotional sales effort in the southeast in the fourth quarter of 2006, which resulted in a 64% increase in net new orders compared to the third quarter of 2006. We expect to continue this promotional program during 2007.
Pursuant to a strategic plan announced in March 2005 and to, among other things, take advantage of favorable prices for rental real estate properties, we sold 24 commercial properties and apartment communities in 2005 and 2006. As a result, revenue, expenses and cash flows from rental operations declined in 2005 and 2006. Cash proceeds from this capital redeployment plan have been used to expand our homebuilding business, reduce debt and repurchase common stock. In 2005 and 2006, we sold commercial properties with 705,000 square feet of space and rental communities with 3,032 apartments. In connection with these sales, we reduced consolidated debt by $104 million, generated net cash proceeds of $89.3 million and recognized pre-tax gains totaling $87.3 million. See discussion below under “Sales of Consolidated Properties.” At December 31, 2006, we had one apartment community with 172 units and four commercial properties with 383,000 square feet classified as held for sale. Additionally, in 2005, we reclassified seven rental real estate properties with 2,057 apartments to our Homebuilding Business for conversion to condominiums.

In November 2005, we contributed our interests in eleven consolidated properties and three unconsolidated properties to Ansonia, a consolidated partnership, in exchange for an increased ownership interest in Ansonia. Simultaneously, Ansonia closed a $391 million non-recourse financing secured by first and second lien mortgages on 23 of its 25 properties and pledges of equity interests in the property-owning entities. After transaction costs and repayment of existing debt, this financing generated $70 million of net cash proceeds, of which we received $64 million, representing our share of the net proceeds from Ansonia. In June 2006, Ansonia closed an additional $20 million financing, generating $18.7 million of net proceeds. Tarragon’s share of the net proceeds was $17.7 million. Following the proposed spin-off, Tarragon intends to continue to operate 48 rental communities with 11,310 apartments, including Ansonia’s 25 properties with 6,034 units and three properties with 930 apartments currently under development.
Factors Affecting Comparability of Results of Operations
Segment Results. Segment results for our Homebuilding Business and Real Estate Services Business include revenue generated by both consolidated entities and unconsolidated entities. Therefore, the revenues reflected in the segment results are not fully comparable with our consolidated results. Reconciliations of segment revenue to consolidated revenue are presented in NOTE 14. “SEGMENT REPORTING” in the accompanying Notes to Consolidated Financial Statements.
Revenue Recognition. Because the percentage-of-completion method of revenue recognition requires us to recognize revenue from sales of homes prior to the closing of such sales, the timing of revenue generated by projects using the percentage-of-completion method will not be comparable to the timing of revenue generated by projects using the closing method. Additionally, the timing of meeting the requirements to begin recognizing revenue under the percentage of completion method can result in larger amounts of revenue being recognized in the first quarter of revenue recognition than in later quarters. Under the closing method of revenue recognition because minimal sales thresholds must be met before we can commence closings, the first quarter after closings begin may also have larger amounts of revenue than later quarters for these projects. See “Critical Accounting Policies and Estimates—Revenue Recognition.”
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
Consolidated Results of Operations
2006 Compared to 2005
Total consolidated revenue in 2006 was $544.9 million for the year ended December 31, 2006 and $595.1 million for the corresponding period in 2005. Homebuilding sales revenue declined $60.4 million principally due to a slowdown in sales activities at our condominium conversion projects for which consolidated revenue declined $89.1 million. Revenue from consolidated high- and mid-rise developments increased $31.5 million in 2006 as two projects commenced revenue recognition under the percentage of completion method in 2006. There were no high- and mid-rise developments that commenced revenue recognition in 2005. See further discussion of homebuilding sales and gross profit, below under the caption “Homebuilding Business.”
As discussed above under the caption “Factors Affecting Comparability of Results of Operations,” the timing of meeting the requirements to begin recognizing revenue under the percentage of completion method and the timing of meeting minimum sales thresholds to begin closings can result in larger amounts of revenue being recognized in the first quarter of revenue recognition than in later quarters. Consolidated homebuilding sales revenue in 2006 was $89.2 million in the first quarter, $122.3 million in the second quarter, $95.3 million in the third quarter, and $137.5 million in the fourth quarter. We commenced recognizing revenue under the percentage of completion method in the second quarter for One Hudson Park, a high-rise development in Edgewater, New Jersey. Revenue for this project in the second quarter was $22.2 million. Revenue from condominium conversion sales was $80.4 million in the first quarter, $72.6 million in the second quarter, $36.1 million in the third quarter, and $76.9 million in the fourth quarter. The slowdown in sales activity during 2006 accounts for the decline in closings in the third quarter. The increase in the fourth quarter is attributable to our promotional marketing program in the fourth quarter, which we anticipate continuing in 2007.
Rental and other revenue increased $10.2 million, or 11.3%, for the year ended December 31, 2006, compared to the same period in 2005. Of this increase, $3.3 million is attributable to two apartment communities acquired in 2006 and three apartment communities acquired in 2005. An increase of $10.3 million resulted from the consolidation of four properties in November 2005. Five properties currently in lease-up contributed an increase of $3.1 million. An increase of $3.5 million was reported by 32 properties held in both years and resulted from rent increases, decreases in other rental losses, and increases in occupancy. These increases were partially offset by a decrease of $10 million attributable to six properties currently being converted to condominium homes for sale.
Loss from continuing operations was $1 million in 2006 compared to income from continuing operations of $45.8 million in 2005. Gross profit from consolidated homebuilding sales decreased $62 million mostly due to a $67.9 million decrease in gross profit from consolidated condominium conversion sales. Approximately one-third of this decrease resulted from the decrease in revenue from condominium conversion sales, and $19 million of the decrease represents impairment charges recorded for condominium conversion projects. The remainder of the decrease relates to a decline in the expected margin from this product type from 24% in 2005 to 11.7% currently. See further discussion of homebuilding sales and gross profit below under the caption “Homebuilding Business.” Equity in income of partnerships and joint ventures decreased $12.4 million as several of our homebuilding projects owned by unconsolidated joint ventures have reached or are approaching closeout. See further discussion of homebuilding sales and gross profit below under the captions “Equity in Income of Unconsolidated Partnerships and Joint Ventures.” Corporate general and administrative expenses increased $12.3 million, or 58.3%, and included write-off of pursuit costs of development projects that did not go forward totaling $10.7 million in 2006 compared to $1.8 million in 2005. Interest expense increased $19.5 million. See discussion below under the caption “Operating Results of Consolidated Rental Properties.” Loss on extinguishment of debt was $30.6 million lower in 2006. In 2005, loss on extinguishment of debt included $17 million representing prepayment penalties and the write-off of deferred borrowing costs and $9.4 million related to repayment of a participating loan in connection with Ansonia’s refinancing of 23 properties in November 2005, and $7.2 million of interest and premium associated with the conversion of $56.25 million of senior convertible notes. Also, income tax expense was $326,000 in 2006 compared to $28.1 million in 2005.
During 2006, we recognized gains on sale of real estate of $13.5 million, including those presented in discontinued operations (net of income taxes of $7.6 million) in accordance with SFAS No. 144. In 2005, we recognized $45.5 million in gains on sale of real estate including those presented in discontinued operations. (net of income taxes of $25.6 million),See “Sales of Consolidated Properties” below.
Operating Results of Consolidated Rental Properties. At December 31, 2006, our consolidated rental properties presented in continuing operations included rental communities with 9,519 apartments (excluding 172 units in assets held for sale and presented in discontinued operations) and two commercial properties with 156,000 square feet (excluding 383,000 square feet in assets held for sale and presented in discontinued operations). The following table summarizes aggregate property level revenue and expenses for our consolidated rental properties presented in continuing operations for the years ended December 31, 2006 and 2005. The revenue and expenses below exclude management fee and other revenue, property taxes, insurance, interest, and other carrying costs associated with development projects, and interest expense on corporate debt.

	For the Years Ended December 31,
	2006	2005	Change
Rental revenue	$99,290	$89,958	$9,332
Property operating expenses	(47,990)	(43,918)	(4,072)
Interest expense	(44,237)	(31,016)	(13,221)
Depreciation expense	(18,268)	(14,622)	(3,646)

	$(11,205)	$402	$(11,607)

The following table illustrates the impact on the change between 2006 and 2005 resulting from properties targeted for conversion to condominium homes for sale and properties acquired on the revenues and expenses of our consolidated rental properties:

			Lease-up and
	Condominium	Consolidated	Under
	Conversions (1)	Properties	Construction	Acquisitions	Other		Total
Rental revenue	$(10,045)	$10,269	$3,104	$3,324	$2,680		$9,332
Property operating expenses	3,230	(4,334)	(2,266)	(650)	(52)		(4,072)
Interest expense	5,123	(5,018)	(3,102)	(4,052)	(6,172	)(2)	(13,221)
Depreciation expense	1,226	(1,306)	(1,304)	(1,134)	(1,128	)(3)	(3,646)

	$(466)	$(389)	$(3,568)	$(2,512)	$(4,672)		$(11,607)

(1)	Residual rental operations from properties in our owned portfolio.

(2)	Increase primarily due to refinancings, including Ansonia’s refinancing of 23 properties in November 2005, which increased by $145.2 million.

(3)	Depreciation recorded on two properties reclassed from assets held for sale, including for the periods during which these were held for sale.
Equity in Income of Unconsolidated Partnerships and Joint Ventures. The following table summarizes the components of equity in income of unconsolidated partnerships and joint ventures for 2006 and 2005:

	For the Years Ended December 31,
	2006	2005	Change
Homebuilding operations
Homebuilding sales revenue	$63,909	$230,806	$(166,897)
Cost of homebuilding sales (including interest of $3.4 million in 2006, and $6.7 million in 2005; and development salaries, marketing, and selling costs of $1.5 million in 2006, and $2.4 million in 2005)	(58,754)	(162,849)	104,095

Gross profit from homebuilding sales	5,155	67,957	(62,802)

Rental property operations
Rental revenue	—	11,570	(11,570)
Property and other operating expenses	—	(5,097)	5,097
Interest expense	—	(4,553)	4,553
Depreciation expense	—	(1,906)	1,906

Mortgage banking income	1,722	916	806
Discontinued operations	4,316	(613)	4,929
Elimination of management and other fees paid to Tarragon	193	509	(316)
Outside partners’ interests in income of joint ventures	(2,968)	(35,546)	32,578
Overhead costs associated with investments in joint ventures	(600)	(1,410)	810
Performance-based compensation related to homebuilding projects of unconsolidated partnerships and joint ventures	(209)	(2,662)	2,453
Distributions in excess of investment	9,625	88	9,537
Impairment recovery	—	350	(350)
Other	(68)	—	(68)

Equity in income of partnerships and joint ventures	$17,166	$29,603	$(12,437)

Homebuilding sales revenue of unconsolidated joint ventures decreased $166.9 million in 2006 compared to 2005 primarily due to a decrease in revenue from condominium conversion sales of $130.2 million. Revenue from sales of high- and mid-rise developments was also lower by $36.7 million. These decreases are attributable to four unconsolidated projects, The Grand, The Hamptons, XII Hundred Grand, and XIII Hundred Grand, reaching or approaching closeout. The fifth unconsolidated project reporting revenue in 2006 and 2005 is Lofts at Post Oak.
Gross profit on unconsolidated homebuilding sales revenue declined $62.8 million in 2006. Of this amount, $47.9 million was related to condominium conversions, and $14.9 million was related to high- and mid-rise developments. Approximately $35 million of the decrease for condominium conversions and all of the decrease for high- and mid-rise developments was the result of lower revenue in 2006. The remaining decrease for condominium conversions was due to a decline in the expected margin for this product type from 27% in 2005 to 11.7% currently. See discussion of homebuilding sales and gross profit below under the caption “Homebuilding Business.”

Discontinued operations include the income from operations and gain on sale of 801 Pennsylvania Avenue in 2006 and the loss from operations and sale of Arbor Glen, the sole property of Larchmont Associates in 2005. In the fourth quarter of 2004, we recorded a $1.2 million impairment charge to write down the carrying value of our investment in Larchmont to our share of the estimated net sale proceeds. In 2005, we recovered $350,000 of this impairment loss upon the closing of the sale.
When we compute equity in income of partnerships and joint ventures, we eliminate intercompany items, including management fees the joint ventures pay us and interest on advances we have made to joint ventures.
The decrease in outside partners’ share of income of joint ventures is primarily attributable to the reduction of gross profit from homebuilding sales due to projects owned by unconsolidated joint ventures reaching or approaching closeout.
Distributions in excess of investment in 2006 resulted from the sale of interests in Shefaor/Tarragon LLLP, which became an unconsolidated partnership in July 2006. See discussion below under “Homebuilding Business.”
In addition, our equity in income of unconsolidated partnerships and joint ventures was affected during the periods presented above by the consolidation of four rental properties in November 2005.
The following table presents the effect of these items on the unconsolidated entities’ property level revenue and expenses related to rental operations for 2006 and 2005:

	Properties
	Consolidated in	Other
	2005 and 2006 (1)	Changes	Total
Rental revenue	$(10,287)	$(1,283)	$(11,570)
Property and other operating expenses	4,518	579	5,097
Interest expense	3,975	578	4,553
Depreciation expense	1,700	206	1,906

	$(94)	$80	$(14)

(1)	Club at Danforth, Links at Georgetown, and Vineyard at Eagle Harbor were consolidated in November 2005, due to the purchase of our partners’ interests. Also in November 2005, Liberty Building was consolidated when we contributed our interests in this property to a consolidated partnership.
Provision for Estimated Losses. We recorded a $1.6 million reserve in 2005 for the full amount of a note receivable in connection with the 2002 sale of English Village Apartments in Memphis, Tennessee, when the borrower, a non-profit affordable housing developer, notified us he could no longer make note payments.

Other Interest. Interest capitalized in excess of interest on development project financing increased from $11.3 million in 2005 to $17.7 million in 2006. This increase was related to the increase in homebuilding inventory representing active development projects. We issued $40 million of subordinated unsecured notes in June 2005, $25 million in September 2005, and $60 million in March 2006, for a total of $125 million outstanding at December 31, 2006. Interest expense on subordinated unsecured notes increased from $2.6 million in 2005 to $10.5 million in 2006. Interest expense of substantially complete development projects or development projects on hold increased to $7.1 million in 2006 from $185,000 in the corresponding period.
2005 Compared to 2004
Total consolidated revenue in 2005 was $595.1 million, or nearly twice the amount for the prior year. Substantially all the increase was attributable to greater homebuilding sales. Consolidated homebuilding sales revenue increased $284.3 million in 2005 compared to 2004. Of this increase, $233.6 million was attributable to condominium conversions, for which sales were strong in 2005. The remainder of the increase was related to high- and mid-rise developments. See discussion of the homebuilding sales and gross profit below under the caption “Homebuilding Business.”
As discussed above under the caption “Factors Affecting Comparability of Results of Operations,” the timing of meeting the requirements to begin recognizing revenue under the percentage of completion method and the timing of meeting minimum sales thresholds to begin closings can result in larger amounts of revenue being recognized in the first quarter of revenue recognition than in later quarters. Consolidated homebuilding sales revenue in 2005 was $63.6 million in the first quarter, $69.1 million in the second quarter, $243.4 million in the third quarter, and $128.6 million in the fourth quarter. Revenue in the third quarter included $103.9 million from one condominium conversion project that began closings in June 2005 and closed sales of 366 of its 380 homes during the third quarter. Revenue from condominium conversion sales was $107.4 million in the fourth quarter compared to $183.5 million in the third quarter and $39.9 million in the second quarter.
Rental and other revenue increased $8.6 million, or 10.5%, for the year ended December 31, 2005, compared to the same period in 2004. Of this increase, $4.7 million is attributable to two apartment communities acquired in February 2005 and one apartment community acquired in May 2004. An increase of $987,000 resulted from the consolidation of four properties in November 2005. Two properties in lease-up contributed an increase of $781,000. Eight properties targeted for conversion to condominium homes for sale contributed an increase of $1.4 million. An increase of $691,000 was reported by 35 properties held in both years and resulted from rent increases, decreases in other rental losses, and increases in occupancy.
Income from continuing operations increased to $45.8 million in 2005 from $35.5 million in 2004. Gross profit from consolidated homebuilding sales increased $64.5 million. Substantially all of this increase came from condominium conversions and is due to the increase in sales revenue from this product type. Equity in income of partnerships and joint ventures increased $14.4 million, resulting from our share of gross profit from homebuilding sales of unconsolidated partnerships and joint ventures. See discussion of homebuilding sales and gross profit from unconsolidated projects below under the caption “Equity in Income of Unconsolidated Partnerships and Joint Ventures.” These increases were partially offset by higher income tax expense: $28.1 million in 2005 compared to a tax benefit of $1.7 million in 2004. Also, interest expense increased $1.9 million. See discussion of the $6.9 million increase associated with rental properties below under the caption “Operating Results of Consolidated Rental Properties.” See discussion of the $2.2 million increase associated with corporate debt below under the caption “Corporate Interest.” Loss on extinguishment of debt increased $34.6 million and in 2005 included $17 million representing prepayment penalties and the write-off of deferred borrowing costs in connection with Ansonia’s refinancing of 23 properties in November 2005. Additionally, in 2005, we incurred $9.4 million in connection with the repayment of a participating loan, and $7.2 million of interest and premium associated with the conversion of $56.25 million of senior convertible notes.
During 2005, we recognized gains on sale of real estate of $45.5 million, including those presented in discontinued operations (net of income taxes of $25.6 million) in accordance with SFAS No. 144. In 2004, we recognized $11.3 million in gains on sale of real estate, including those presented in discontinued operations (net of income taxes of $7 million). See “Sales of Consolidated Properties” below.
Operating Results of Consolidated Rental Properties. At December 31, 2005, our consolidated rental properties presented in continuing operations included rental communities with 7,652 apartments (excluding 1,125 units in assets held for sale and presented in discontinued operations) and two commercial properties with 156,000 square feet (excluding 728,000 square feet in assets held for sale and presented in discontinued operations). The following table summarizes aggregate property level revenue and expenses for our consolidated rental properties presented in continuing operations for the years ended December 31, 2005 and 2004. The revenue and expenses below exclude management fee and other revenue and interest expense on corporate debt.

	For the Years Ended December 31,
	2005	2004	Change
Rental revenue	$89,958	$81,274	$8,684
Property operating expenses	(43,918)	(40,069)	(3,849)
Interest expense	(31,016)	(24,150)	(6,866)
Depreciation expense	(14,622)	(17,246)	2,624

	$402	$(191)	$593

The following table illustrates the impact on the change between 2004 and 2005 resulting from properties targeted for conversion to condominium homes for sale and properties acquired on the revenues and expenses of our consolidated rental properties:

	Condominium		Properties in	Consolidated
	Conversions	Acquired	Lease-up	Properties	Other		Total
Rental revenue	$1,545	$4,680	$781	$987	$691		$8,684
Property operating expenses	(295)	(2,707)	(445)	(426)	24		(3,849)
Interest expense	(1,623)	(1,766)	183	(487)	(3,173	)(1)	(6,866)
Depreciation expense	2,666	(931)	(243)	(123)	1,255		2,624

	$2,293	$(724)	$276	$(49)	$(1,203)		$593

(1)	Increase primarily due to Ansonia’s refinancing of 23 properties in November 2005, which increased debt by $100.7 million.

Equity in Income of Unconsolidated Partnerships and Joint Ventures. The following table summarizes the components of equity in income of unconsolidated partnerships and joint ventures for 2005 and 2004:

	For the Years Ended December 31,
	2005	2004	Change
Homebuilding operations
Homebuilding sales revenue	$230,806	$95,031	$135,775
Cost of homebuilding sales (including interest of $6.7 million in 2005, and $3.2 million in 2004; and development salaries, marketing, and selling costs of $2.4 million in 2005, and $700,000 in 2004)	(162,849)	(65,681)	(97,168)

Gross profit from homebuilding sales	67,957	29,350	38,607

Rental property operations
Rental revenue	11,570	15,073	(3,503)
Property and other operating expenses	(5,097)	(6,749)	1,652
Interest expense	(4,553)	(5,341)	788
Depreciation expense	(1,906)	(2,676)	770

Mortgage banking income	916	—	916
Discontinued operations	(613)	1,732	(2,345)
Elimination of management and other fees paid to Tarragon	509	410	99
Outside partners’ interests in income of joint ventures	(35,546)	(15,444)	(20,102)
Overhead costs associated with investments in joint ventures	(1,410)	—	(1,410)
Performance-based compensation related to homebuilding projects of unconsolidated partnerships and joint ventures	(2,662)	—	(2,662)
Distributions in excess of investment	88	—	88
Impairment (loss) recovery	350	(1,162)	1,512

Equity in income of partnerships and joint ventures	$29,603	$15,193	$14,410

Homebuilding sales revenue for unconsolidated joint ventures increased $135.8 million in 2005 compared to 2004. Condominium conversions accounted for a $174.7 million increase, and high- and mid-rise developments reported a decrease of $38.9 million. Condominium conversion sales in 2005 included the bulk of the activity for The Grande and The Hamptons, which are now closed out. Sales for high- and mid-rise developments in both years were from XII Hundred Grand and XIII Hundred Grand, our first two projects in Hoboken, New Jersey, which commenced revenue recognition in December 2004. These projects are approaching closeout. The increase in gross profit from $29.4 million in 2004 to $68 million is primarily due to the increase in homebuilding revenue. See the table below in “Homebuilding Business” for revenue and gross profit reported by unconsolidated projects.
Discontinued operations include the operations and gain or loss on sale of Prospect Park, the only property of the Sacramento Nine joint venture, which was sold in December 2004, and Arbor Glen, the sole property of Larchmont Associates, which was sold in January 2005. In the fourth quarter of 2004, we recorded a $1.2 million impairment charge to write down the carrying value of our investment in Larchmont, which included $1.3 million of advances made during 2004, to our share of the estimated net sale proceeds. In 2005, we recovered $350,000 of this amount upon the closing of the sale.
The increase in outside partners’ share of income of joint ventures is primarily attributable to our partners’ share of the gross profit reported by unconsolidated joint ventures.

In addition, our equity in income of unconsolidated partnerships and joint ventures was affected during the periods presented above by the consolidation of one rental property in September 2004 and four rental properties in November 2005. The following table presents the effect of these items on the unconsolidated entities’ property level revenue and expenses related to rental operations for 2005 and 2004:

	Properties
	Consolidated in	Other
	2004 and 2005 (1)	Changes	Total
Rental revenue	$(3,569)	$66	$(3,503)
Property and other operating expenses	1,649	3	1,652
Interest expense	1,073	(285)	788
Depreciation expense	778	(8)	770

	$(69)	$(224)	$(293)

(1)	Merritt 8 was consolidated in September 2004, and Club at Danforth, Links at Georgetown, and Vineyard at Eagle Harbor were consolidated in November 2005, due to the purchase of our partners’ interests. Also in November 2005, Liberty Building was consolidated when we contributed our interests in this property to a consolidated partnership.
General and Administrative Expenses. Corporate general and administrative expenses increased $4.5 million, or 27%, for 2005 compared to 2004 primarily due to investment banking advisory fees of $2.4 million in 2005 related to the capital redeployment plan and fees of $643,000 related to the conversion of convertible notes to common stock in the third quarter of 2005. In addition, in 2005 we wrote off $1.8 million in pursuit costs for development projects that did not go forward.
Property general and administrative expenses increased by $713,000, or 16.4%, for 2005 compared to 2004, primarily due to property management personnel additions and compensation increases. Our property management team oversees the rental apartment communities, including the initial lease-up of newly constructed rental apartment communities, and provides property management services to rental apartment communities under conversion to condominiums.
Corporate Interest. Interest capitalized in excess of interest on development project financing increased from $855,000 in 2004 to $11.3 million in 2005. This increase was related to the increase in homebuilding inventory representing active development projects. Partially offsetting this was an increase in corporate interest of $5 million. Approximately half of this increase came from interest on subordinated unsecured notes and the balance came from interest on senior convertible notes. We issued subordinated unsecured notes of $40 million in June 2005 and $25 million in September 2005. We issued $62 million of senior convertible notes in September and November 2004, and, in July and August 2005, $56.25 million of these notes were converted into 4.6 million shares of our common stock.
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

Sales of Consolidated Properties
The following table summarizes sales of consolidated properties during the last three years. Except for land sales, the sale of portions of 200 Fountain in 2006, and the sale of three buildings at Orlando Central Park in 2005, the gains on sale were presented in discontinued operations.

				Net Cash	Gain
Date of Sale		Property	Sale Price	Proceeds	on Sale
			(dollars in thousands)
2006:
	Jan-06	Fountainhead Apartments	$16,350	$8,181	$8,125
	Feb-06	1505 Highway 6 Office Building	4,650	4,282	365
	Mar-06	Northwest O’Hare Office Park	5,733	2,446	3,250
	Jun-06	Park 20 West Office Park	3,022	2,933	—
	Jun-06	Meadowbrook Apartments	4,840	576	2,898
	Jul-06	The Brooks Apartments	4,100	827	1,337
	Jul-06	Bayfront Apartments	5,575	1,379	2,673
	Sep-06	Northside Mall	6,400	2,441	1,321
	Sep-06	Vistas at Lake Worth	13,800	3,275	—
	Sep-06	Vistas Observatory Land	1,700	1,567	817
	Oct-06	240 Fountain Drive (1)	225	—	92
	Oct-06	250 Fountain Drive (1)	305	—	102
	Nov-06	1267 Forest Road (1)	200	—	28
	Nov-06	1269 Forest Road (1)	204	—	46
	Nov-06	1275 Forest Road (1)	236	—	62

			67,340	27,907	21,116

2005:
	Jan-05	Woodcreek Garden Apartments	38,750	16,009	14,762
	Feb-05	Fort Worth, Texas, Land	2,225	624	—
	Mar-05	Sarasota, Florida, Land	40,000	20,703	2,229
	Jun-05	Orlando Central Park – Two Bldgs.	1,641	698	342
	Aug-05	Courtyard at the Park Apartments	11,100	5,665	5,989
	Aug-05	Martin’s Landing Apartments	12,750	5,125	6,852
	Aug-05	Paramus 17 North Shopping Center	15,000	6,814	7,806
	Aug-05	Stewart Square	7,950	3,624	5,322
	Sep-05	Charlotte, North Carolina, Land	76	74	50
	Sep-05	Jackson Square Shopping Center	875	782	—
	Sep-05	Morningside Apartments	4,693	1,893	1,932
	Sep-05	Palm Court Apartments	11,150	4,619	7,460
	Sep-05	Times Square	1,250	1,161	763
	Oct-05	Somerset Park Apartments	8,250	7,697	—
	Nov-05	Acadian Place Apartments	3,101	31	—
	Dec-05	The Regents Apartments	15,500	6,094	8,658
	Dec-05	Emerson Center – Office and Retail	10,125	2,624	5,812
	Dec-05	Mission Trace Apartments	4,800	783	1,970
	Dec-05	Orlando Central Park – One Bldg.	2,900	1,633	1,187

			192,136	86,653	71,134

2004:
	Mar-04	Forest Ridge Land	850	510	378
	Jun-04	Landmark Apartments	4,780	693	2,666
	Oct-04	Cross Creek Apartments	3,745	959	2,587
	Dec-04	Forest Oaks Apartments	4,005	980	502
	Dec-04	Antelope Pines Apartments	28,150	10,647	10,925
	Dec-04	Kirklevington Apartments	3,800	917	1,308

			45,330	14,706	18,366

			$304,806	$129,266	$110,616

(1)	These sales represent land parcels with a total of 10 rental units that were part of 200 Fountain. All proceeds from these sales were used to reduce the outstanding mortgage debt on the property.

During 2004, 2005 and 2006, we recorded the following impairment losses to reduce the carrying values of properties to their estimated fair values less costs to sell. In December 2004, we recorded an impairment loss of $733,000 for land in Fort Worth, Texas. In the third and fourth quarters of 2005, we recorded impairment losses of $308,000 for Jackson Square Shopping Center, $557,000 for Somerset Park Apartments, $189,000 for Park 20 Office Park, and $384,000 for Acadian Place Apartments. In the second quarter of 2006, we recorded an additional impairment loss of $172,000 for Park 20 Office Park. In the third quarter of 2006, we recorded an impairment loss for Vistas at Lake Worth of $722,000, which resulted from a prepayment penalty of $741,000 in connection with repaying the mortgage on the property. As presented above, all of these properties were sold in 2005 and 2006.
Homebuilding Business
Revenue and Gross Profit from Homebuilding Sales. As stated previously, results for our segments do not distinguish between revenues of consolidated and unconsolidated properties. Therefore, revenue and gross profit or loss from homebuilding sales presented below includes both consolidated and unconsolidated for-sale communities. As stated previously, cost of sales includes, among other costs, development salaries, marketing, and selling costs.

	For the Years Ended December 31,
	2006		2005		2004
	Units	Dollars	Units	Dollars	Units	Dollars
Revenue recognized on the closing method
Consolidated communities
Condominium conversions	1,459	$266,050	1,567	$355,191	536	$121,619
Townhome and traditional new developments	235	64,137	301	62,332	101	14,732
Land development	74	4,392	93	9,001	126	5,687

	1,768	334,579	1,961	426,524	763	142,038

Unconsolidated communities
Condominium conversions	234	62,039	936	192,239	103	17,560

Total revenue recognized on the closing method	2,002	396,618	2,897	618,763	866	159,598

Revenue recognized on the percentage-of-completion method (1)
Consolidated communities
High- and mid-rise developments	182	109,697	65	78,198	131	78,427
Unconsolidated communities
High- and mid-rise developments	—	1,870	25	38,567	252	77,471

Total revenue recognized on the percentage-of-completion method	182	111,567	90	116,765	383	155,898

Total homebuilding sales revenue	2,184	$508,185	2,987	$735,528	1,249	$315,496

(1)	Number of units represents units sold for which revenue recognition began during the year. Revenue includes revenue on units sold in the current year as well as additional revenue from units sold in prior years as construction progresses and additional revenue is recognized.

	For the Years Ended December 31,
	2006	2005	2004
Gross profit on homebuilding sales revenue recognized on the closing method
Consolidated communities
Condominium conversions	$18,114	$85,982	$26,519
Townhome and traditional new developments	10,474	9,018	2,161
Land development	569	1,609	146

	29,157	96,609	28,826
Unconsolidated communities
Condominium conversions	4,770	52,637	3,776

Total gross profit on homebuilding sales revenue recognized on the closing method	33,927	149,246	32,602

Gross profit (loss) on homebuilding sales revenue recognized on the percentage-of-completion method
Consolidated communities
High-and mid-rise developments	18,612	13,114	16,360
Unconsolidated communities
High-and mid-rise developments	385	15,320	25,574

Total gross profit on homebuilding sales revenue recognized on the percentage-of-completion method	18,997	28,434	41,934

Total gross profit on homebuilding sales	$52,924	$177,680	$74,536

The following table presents homebuilding sales revenue for both consolidated and unconsolidated communities by product type.

	For the Years Ended December 31,
	2006	2005	2004
High- and mid-rise developments	$111,567	$116,765	$155,898
Townhome and traditional new developments	64,137	62,332	14,732
Condominium conversions	328,089	547,430	139,179
Land development	4,392	9,001	5,687

Total	$508,185	$735,528	$315,496

Total homebuilding sales revenue decreased $227.3 million, or 30.9%, to $508.2 million in 2006 compared to 2005. This overall decline in revenue is primarily attributable to a $219.3 million, or 40%, decrease in revenue from condominium conversions. As stated previously, we saw a slowdown in sales at our condominium conversion projects in 2006. In the fourth quarter of 2006, our promotional marketing program generated sales of 185 units at our condominium conversion projects, and we plan to continue this program in 2007. We anticipate sales volume in 2007 to be similar to that of 2006 for our existing product types, but we expect to have revenue in 2007 from a new product type: rental developments.
Total homebuilding sales revenue increased $420 million, or 133.1% in 2005 compared to 2004 chiefly due to a $408.3 million increase in revenue from condominium conversions, where sales were strong in 2005. Revenue from townhomes and traditional new developments increased $47.6 million in 2005 as three new projects began closings. Revenue from high- and mid-rise developments declined $39.1 million in 2005 compared to 2004. Revenue for these projects is recognized using the percentage of completion method. Three projects commenced revenue recognition in 2004, while no projects commenced revenue recognition in 2005.
Gross profit from home sales was $52.9 million in 2006, down $124.8 million, or 70.2%, from $177.7 million in 2005. This decrease is principally the result of a $115.7 million decline in gross profit from condominium conversion sales. Approximately $50 million of the decrease is due to the decline in revenue from this product type. Gross profit from condominium conversion sales reflects $19 million of impairments recorded as cost of sales in 2006. The remainder of the decrease relates to a decline in the expected margin for condominium conversions from 25% in 2005 to 11.7% currently. Additionally, gross profit from high- and mid-rise development sales fell $9.4 million in 2006 as the expected margin for this product type fell from 24% in 2005 to 18.8% currently. Gross profit from home sales rose $103.1 million, or 138.4%, in 2005 mainly because of the 133.1% increase in revenue from home sales.
For the year ended December 31, 2006, gross profit as a percentage of consolidated and unconsolidated homebuilding sales revenue was 10.4% compared to 24.2% in 2005 and 23.6% in 2004. Gross profit on homebuilding sales is based on estimates of total project sales value and total project costs. When estimates of sales value or project costs are revised, gross profit is adjusted in the period of change so that cumulative project earnings reflect the revised profit estimate. During 2006, our revised estimates of the pace of remaining sales, based on current market conditions, resulted in price reductions and increases in projected marketing costs and sales incentives and, therefore, lower expected gross profit margins at most of our projects from those used in 2005 and 2004. Margin reductions resulted in additional cost of sales and lower gross profit of $23.6 million during 2006 and $2 million in 2005.

Active Projects and Development Pipeline. As presented in the following table, as of December 31, 2006, our backlog of sales was $244 million from our 35 for-sale communities under active development, including both consolidated and unconsolidated projects.

	High- and	Townhome and
	Mid-rise	Traditional New	Condominium	Land
	Developments	Developments	Conversions	Development	Total
Current expected average gross profit margin(1)	18.8%	19.3%	11.7%	18.7%	16.3%
Number of remaining homes or home sites	866	981	2,586	127	4,560
Backlog: (2)
Number of homes or home sites	180	184	243	110	717
Aggregate contract prices (3)	$119,922	$75,348	$44,290	$4,413	$243,973
Average price per unit	$666	$409	$182	$40	$340
Unsold homes under active development:
Number of homes or home sites	686	797	2,343	17	3,843
Estimated remaining sell-out of unsold homes or home sites (4)	$472,708	$269,137	$471,065	$6,726	$1,219,636
Total estimated remaining sell-out (5)	$592,630	$344,485	$515,355	$11,139	$1,463,609

Estimated debt on completion (6)	$363,594		$158,237
Ratio of fully funded debt to total estimated remaining sell-out	61%		31%

(1)	Expected gross profit margins reflect all project costs, including development salaries marketing and selling costs.

(2)	Represents homes or home sites sold but not yet closed.

(3)	Of the backlog of sales, we have recognized revenue of $74.8 million under the percentage-of-completion method.

(4)	Values in estimated remaining sell-out include other income of $20 million for sales other than the offering prices of homes such as marinas, parking, upgrades and commercial units.

(5)	Tarragon’s weighted average profits interest is 83%.

(6)	Estimated debt on completion is equal to the total financing commitments including amounts outstanding at December 31, 2006. Estimated debt on completion also includes anticipated financings not yet arranged for certain projects of $169.8 million for high- and mid-rise developments. Townhome and traditional new developments are financed with multi-year revolving credit facilities.
The following table presents the changes in the aggregate contract values in our sales backlog by product-type and aggregate units from September 30, 2006, to December 31, 2006.

	High- and	Townhome and
	Mid-rise	Traditional New	Condominium	Land		Total
	Developments	Developments	Conversions	Development	Total	Units
Backlog as of September 30, 2006	$114,808	$76,815	$72,250	$4,548	$268,421	839
Net new orders (1)	26,837	16,472	57,991	300	101,600	448
Closings	(21,723)	(17,949)	(85,951)	(753)	(126,376)	(570)
Adjustments to prices	—	10	—	318	328	—

Backlog as of December 31, 2006	$119,922	$75,348	$44,290	$4,413	$243,973	717

(1)	Net new orders include gross new orders of 757 homes with an aggregate contract value of $165 million and contract cancellations of 309 homes with an aggregate contract value of $63 million. Our default rate, which is computed as the number of firm contracts cancelled for the period divided by new orders for the period, was 9.9% for the fourth quarter of 2006 and 15.8% for the year ended December 31, 2006. The default rate for 2005 was 1.8%. The default rate for condominium conversions was 2.1% in 2005, 18.6% for 2006, and 11.8% for the fourth quarter of 2006. The default rate for high- and mid-rise developments was 1.9% in 2005, 2.4% for 2006, and 2.1% for the fourth quarter of 2006.

The following table presents total estimated remaining sell-out, debt, the ratio of debt to total estimated remaining sell-out, and backlog as of December 31, 2006, for our completed condominium inventory.

	December 31, 2006
			Debt/Total
	Total Estimated		Estimated
	Remaining		Remaining
Projects	Sell-out	Debt	Sell-out	Backlog
Bishops Court	$16,952	$5,447	32%	$1,663
Cobblestone at Eagle Harbor	51,106	17,296	34%	12,121
Cordoba Beach	9,810	—	—	8,169
Hamptons	521	—	—	245
Knightsbridge at Stoneybrooke	72,203	23,998	33%	—
Lofts on Post Oak	51,947	22,324	43%	5,268
Las Olas River House	60,306	18,742	31%	—
Madison at Park West	33,519	15,860	47%	405
Mirabella	41,984	23,362	56%	2,577
Montreux	16,965	6,433	38%	3,274
Oxford Place	24,282	4,394	18%	1,547
Quarter at Ybor City	23,755	—	—	714
Southampton Pointe	10,185	—	—	402
Tradition at Palm Aire	41,636	22,813	55%	1,338
Twelve Oaks at Fenwick	33,811	—	—	1,801
Via Lugano	83,819	40,308	48%	4,766

	$572,801	$200,977	35%	$44,290

The following table presents information about remaining costs and available financing for our active for-sale communities.

	High- and	Townhome and
	Mid-rise	Traditional New	Condominium	Land
	Developments	Developments	Conversions	Development	Total
Projects with revolving construction facilities currently in place:
Costs to complete (1)	$—	$136,877	$—	$	$136,877
Available financing (2)	$—	$136,877	$—	$	$136,877

Other projects with financing currently in place:
Costs to complete (1)	$39,520	$	$14,603	$	$54,123
Available financing (3)	$36,526	$	$—	$	$36,526

Projects without construction financing currently in place:
Costs to complete (1)	$116,472	$	$6,731	$	$123,203
Anticipated financing (4)	$116,472	$	$4,000	$	$120,472

(1)	Costs to complete represent estimated construction costs to complete the project. In addition to these costs, we anticipate incurring marketing, advertising, selling commissions and closing costs, and interest. Costs to complete for condominium conversions represent unit upgrades that will be incurred upon sale of the units.

(2)	All costs to complete are expected to be funded by borrowings under revolving construction facilities, although total available debt as of December 31, 2006, is $31.4 million.

(3)	Total available debt as of December 31, 2006, is $64.7 million.

(4)	We expect to arrange financing for 65% to 85% of total budgeted costs.
In addition to the active for-sale communities described above, we have active rental communities under development or reposition with 1,775 units. We also have 4,682 units in 22 communities in our development pipeline. Our development pipeline includes projects either owned or for which we have site control and which may be awaiting zoning and other governmental approvals and final determination of economic feasibility. We anticipate these projects will be completed and sold over the next six years.

The following tables present the changes in the number of units in our active projects and development pipeline between September 30, 2006, and December 31, 2006.

	Changes in Units in Active Projects and Development Pipeline
	September 30, 2006, to December 31, 2006
		Mixed-use	Townhome
	High- and	Residential and	and Traditional			Rental
	Mid-rise	Commercial	New	Condominium	Land	Repositions /
	Developments	Developments	Developments	Conversions	Development	Developments	Total
Active projects as of September 30, 2006	1,118	—	1,036	3,432	140	2,418	8,144
Closings	(35)	—	(55)	(467)	(13)	—	(570)
Reclassified as rental development	(217)	—	—	—	—	217	—
Properties completed and operating as rentals	—	—	—	—	—	(860)	(860)
Discontinued projects	—	—	—	(379)	—	—	(379)

Active projects as of December 31, 2006	866	—	981	2,586	127	1,775	6,335

Development pipeline as of September 30, 2006	1,449	2,577	172	1,604	—	—	5,802
Additions to development pipeline	46	—	—	—	—	—	46
Discontinued projects	(72)	—	—	(1,094)	—	—	(1,166)

Development pipeline as of December 31, 2006	1,423	2,577	172	510	—	—	4,682

The following table presents number of units in our active projects and development pipeline by geographic region as of December 31, 2006.

	Units in Active Projects and
	Development Pipeline at December 31, 2006
	Northeast	Southeast	Total
High- and mid-rise developments	2,176	113	2,289
Mixed-use residential and commercial developments (1)	1,784	793	2,577
Rental communities in lease-up or under development or reposition	539	1,236	1,775
Townhome and traditional new developments	330	823	1,153
Condominium conversions	—	3,096	3,096
Land development	—	127	127

Total	4,829	6,188	11,017

(1)	These projects include commercial square footage of 509,500 in the Northeast and 104,077 in the Southeast.
Tarragon has an aggregate weighted-average interest in these active projects and development pipeline of 87%.
In June 2006, we sold a 22% interest in Shefaor/Tarragon LLLP, a partnership we consolidated until July 2006 that owns Lincoln Pointe Apartments in Aventura, Florida, to Pinnacle, an entity affiliated with Brian Stolar of Chatham, New Jersey. Simultaneously, the partnership refinanced its debt with an $88.5 million non-recourse loan, of which $63.1 million was funded at closing. After the prior loan was repaid, net proceeds of $23.6 million were distributed to the selling partners (Tarragon and Shefaor), of which our share was $17.3 million. In July 2006, Yoo, an entity affiliated with Phillipe Starck, acquired a 25% interest in the partnership for $4.9 million. We received $2.9 million of this amount as a distribution from the partnership. In the third quarter of 2006, Tarragon recognized income of $9.6 million representing distributions received from the partnership in excess of its investment.

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
Real Estate Services Business
As stated previously, results for our segments do not distinguish between revenues of consolidated and unconsolidated properties. Therefore, rental revenue and net operating income (rental revenue less property operating expenses) in the following discussion include both consolidated and unconsolidated rental communities. Rental revenue and net operating income in the following discussion also include operating results of properties sold or held for sale and reported in discontinued operations in our consolidated operating results. You should read the following discussion together with the operating statements and summary of net operating income in NOTE 14. “SEGMENT REPORTING” in the Notes to Consolidated Financial Statements. Net operating income is a supplemental non-GAAP financial measure. A reconciliation of net operating income to income (loss) before taxes for the Real Estate Services Business is presented in the operating statements in NOTE 14. “SEGMENT REPORTING” in the Notes to Consolidated Financial Statements.
The Real Estate Services Business reported net operating income of $47.4 million in 2006, $55.3 million in 2005, and $66.7 million in 2004. Net operating income as a percentage of rental revenue was 51.4% in 2006, 48.2% in 2005 and 49.2% in 2004. Decreases in net operating income of $4.3 million in 2006 and $6.3 million in 2005 were the result of property sales (see discussion below). A decrease of $6.8 million in 2005 resulted from transferring rental communities with 2,583 apartments to the Homebuilding Business for conversion to condominium homes for sale.
The following table presents net operating income for our 31 same store stabilized rental apartment communities with 6,850 units (consolidated and unconsolidated, including properties held for sale for which operating results have been presented in discontinued operations) owned for all three years presented below.

	For the Years Ended December 31,
	2006	2005	2004
Same store stabilized apartment communities:
Rental revenue	$66,097	$63,370	$61,890
Property operating expenses	(30,554)	(29,970)	(29,238)

Net operating income	$35,543	$33,400	$32,652

Net operating income as a percentage of rental revenue	53.8%	52.7%	52.8%
Average monthly rental revenue per unit	$804	$771	$753

Apartment communities stabilized during period:
Rental revenue	$1,746	$1,602	$1,153
Property operating expenses	(1,067)	(1,176)	(1,020)

Net operating income	$679	$426	$133

Net operating income for our 31 same store stabilized apartment communities held for three years, with 6,850 units increased $2.1 million, or 6.4%, in 2006 compared to 2005 and increased $748,000, or 2.3%, in 2005 compared to 2004. The increase in 2006 was mostly due to a 4.3% increase in rental revenue. Rental revenue increased 2.4% in 2005 compared to 2004.
Same store stabilized apartment communities held in both 2006 and 2005 included 33 properties with 7,304 units. These properties reported a 7.4% increase in net operating income in 2006 compared to 2005. Rental revenue for these properties increased 4.6% in 2006 compared to 2005.
Gains on sale of real estate, including properties owned through unconsolidated partnerships and joint ventures, were $25.8 million in 2006, $64 million in 2005, and $20.6 million in 2004. We sold five apartment communities and five commercial properties in 2006, ten apartment communities and six commercial properties in 2005, and five apartment communities and one commercial property in 2004. The Real Estate Services Business gains on sale of real estate have been increased by $1.4 million in 2006 and reduced by $4.9 million in 2005 for lower or higher costs resulting from intercompany profit or loss recognized previously by the Homebuilding Business upon the transfer of stabilized rental properties to the Real Estate Services Business. Since January 2004, we transfer properties between segments at cost.
Interest expense decreased slightly to $33.5 million in 2006 from $33.7 million in 2005. The 31 same store stabilized apartment communities reported a $7.2 million, or 33.7%, increase. Interest expense decreased by $5.9 million, or 14.9%, in 2005 compared to 2004. For the 31 same store stabilized apartment communities, interest expense increased from $18.7 million to $21.4 million in 2005 compared to 2004.
Depreciation expense was $17.8 million in 2006, $18.9 million in 2005, and $31.1 million in 2004. In 2005, a decrease of $11.8 million was related to ceasing depreciation upon the reclassification of properties to held for sale and on properties transferred to the Homebuilding Business for conversion to condominiums for sale.
General and administrative expenses of the Real Estate Services Business decreased to $6.8 million in 2006 from $9.9 million in 2005 and from $6.6 million in 2004. General and administrative expenses were 7.4% of divisional revenues in 2006, 8.6% in 2005, and 4.9% in 2004. The higher amount in 2005 is principally due to investment banking advisory fees of $2 million in connection with the capital redeployment plan.
Liquidity and Capital Resources
Liquidity
Historically, our principal sources of cash have been home sales, rental operations, borrowings and proceeds from the sale of rental real estate. As the homebuilding business expanded, home sales, along with project-related construction loans or proceeds from general corporate borrowings, became more significant sources of cash. Following the proposed spin-off, home sales and proceeds of construction loans will no longer be a source of cash for Sage. Instead, proceeds from rental operations, sales of real estate, fees for management services, and mortgage borrowings are expected to be the primary sources of cash. We believe, but can make no assurances, that these sources will continue to meet our cash requirements, including debt service, property maintenance and improvements and dividends on preferred stock, and will fund the growth of our Real Estate Services Business through acquisitions of other real estate management and services companies.
Following the proposed spin-off, Tarragon Homes’ principal sources of cash are expected to be home sales and borrowings. We believe that Tarragon Homes will have greater access to financing than our Homebuilding Business has currently, and will likely be able to enter into borrowing arrangements that offer both more flexible repayment schedules and lower cost of borrowing than can be obtained currently. We believe these sources will meet its cash requirements, including debt service, acquisitions of land for development, and development costs for for-sale communities under construction or renovation. Although we expect these sources of cash to be sufficient to fund planned uses of cash, we can make no assurance that Tarragon Homes’ expected home sales and borrowings will be completed as planned.
Slowdowns in sales activity and declining estimated gross profit margins due to increases in projected marketing costs and sales incentives have affected our ability to meet financial covenants contained in our existing debt arrangements associated with our Homebuilding Business. The outstanding property-level debt associated with the Real Estate Services Business on the consolidated balance sheet with the Homebuilding Business has limited the amount of debt we may borrow for use in the Homebuilding Business and made it more difficult for us to meet financial covenants contained in those debt agreements. At December 31, 2006, we were in compliance with the financial covenants under our debt agreements, or we had secured waivers of non-compliance. However, following the proposed spin-off, the Real Estate Services Business and its associated debt will not appear on the Tarragon Homes balance sheet, and Tarragon Homes is expected to have greater financial flexibility and an improved ability to meet existing financial covenants.
Mortgages and Other Debt
Senior Convertible Notes. The outstanding principal balance of our convertible notes was $5.8 million at December 31, 2006. The convertible notes bear interest at 8% per annum, payable semi-annually, and mature in September 2009. The outstanding convertible notes are convertible into 81.6993 shares of our common stock per $1,000 in principal amount of notes at the current conversion price of $12.24 per share.

Unsecured Subordinated Notes. On June 15, 2005, we issued $40 million of unsecured subordinated notes due June 30, 2035. The notes bear interest, payable quarterly, at 8.71% through June 30, 2010, and afterwards at a variable rate equal to LIBOR plus 4.4% per annum. The notes are prepayable after June 30, 2010, at par. On September 12, 2005, we issued an additional $25 million of unsecured subordinated notes due October 30, 2035. These notes bear interest, payable quarterly, at 8.79% through October 30, 2010, and afterwards at a variable rate equal to LIBOR plus 4.4% per annum. The notes are prepayable after October 30, 2010, at par. On March 1, 2006, we issued an additional $60 million of unsecured subordinated notes due March 1, 2036. These notes bear interest at 400 basis points over 30-day LIBOR, with interest payable quarterly (9.32% at December 31, 2006). The notes are prepayable after April 30, 2011, at par. As of December 31, 2006, the outstanding principal balance of these three series of unsecured subordinated notes was $125 million.
Unsecured Credit Facilities. At December 31, 2006, we had a $30 million unsecured line of credit with affiliates of William S. Friedman, our chief executive officer and chairman of our Board of Directors. Advances under this loan bear interest at the lower of 100 basis points over the 30-day LIBOR or the lowest rate offered in writing to us for an unsecured loan by an institutional lender (6.32% at December 31, 2006). Payments of interest only are due on demand but no more frequently than monthly, with all outstanding principal and interest due at maturity in January 2008. As of December 31, 2006, the outstanding balance under this line of credit was $10.4 million. In March 2007, the line of credit was increased to $40 million.
Secured Credit Facilities. We have a $25 million revolving line of credit with Bank of America secured by assets of one of our consolidated joint ventures. Advances under the loan bear interest at 200 basis points over 30-day LIBOR (7.32% at December 31, 2006). Payments of interest only are due monthly, with all outstanding principal and interest due in April 2007. As of December 31, 2006, $25 million was outstanding under this loan.
We currently have mortgage loans totaling $112.0 million under a secured credit facility with General Electric Capital Corporation (“GECC”) that matures in September 2009. The mortgage loans under this non-recourse facility are cross-collateralized and cross-defaulted. The mortgages on three loans with an aggregate balance of $88 million bear interest at a fixed rate of 6.06%, payable monthly. One loan of $24 million bears interest at 173 basis points over the 30-day LIBOR payable monthly (7.05% at December 31, 2006).
Ansonia has a $409.2 million secured credit facility with GECC secured by first and second liens on 23 of its properties, as well as pledges of equity interests in the property owning entities. The non-recourse mortgage loans under this facility are cross-collateralized and cross-defaulted, and mature in November 2012. Interest accrues on $370 million of this indebtedness at a blended fixed rate of 5.95% payable monthly. The remaining $39.2 million bears interest at a blended floating rate of 6.7% in excess of LIBOR (12% as of December 31, 2006), and requires monthly payments of principal and interest computed on a 25-year amortization schedule. Under this facility, Ansonia is required to maintain minimum ratios of net operating income of the properties to the outstanding principal balance of the loans (the “Cash on Cash Ratio”) and net operating income of the properties to the total debt service required under the loans (“Debt Service Coverage Ratio”), or it will be required to pay GECC 100% of the net cash flow (after payment of property operating expenses, debt service and impounds) from the properties to reduce the principal balance of the loans until such time as the Cash on Cash Ratio and Debt Service Coverage Ratio are the greater of 7% and 1.05:1, respectively, or the levels required for that particular loan year, for six consecutive months. As of December 31, 2006, the minimum required Cash on Cash Ratio was 7.1%, and the minimum required Debt Service Coverage Ratio was 1.05:1. The minimum required ratios increase annually.
Non-recourse Mortgage Debt. In addition to the GECC secured credit facilities, as of December 31, 2006, we had an aggregate of $156.4 million of outstanding non-recourse indebtedness secured by 15 rental apartment communities (of which one is classified as held for sale at December 31, 2006),one commercial property, and one condominium conversion property. The agreements governing this mortgage debt generally do not contain restrictive covenants and are not guaranteed by us or any of our subsidiaries or joint ventures. Of these mortgage loans, $112.9 million bear interest at various fixed rates, and $43.6 million bear interest at various floating rates. As of December 31, 2006, the weighted average rate of these mortgage loans was 6.67%.
Recourse Mortgage Debt. The following table summarizes the material terms of our recourse mortgage debt:

	Recourse		Non-Recourse			Tarragon’s
	Balance at		Balance at	Interest Rate at		Interest in
Project	December 31, 2006		December 31, 2006	December 31, 2006	Maturity Date	Profits

Aventerra Apartments	$7,739	(1)	$—	7.32%	Mar-2007	100%
Gables Floresta	74,400		—	7.82%	Jul-2008	100%
Las Olas River House	18,742		—	7.47%	Jul-2007	100%
Merritt 8	900	(2)	17,233	4.53%	Jul-2023	100%
Monterra at Bonita Springs	2,920		37,345	8.32%	Nov-2008	100%
Northgate	6,815		15,000	7.82%	Apr-2008	100%
Orlando Central Park	3,314		—	7.32%	Apr-2007	100%
Promenade at Reflection Lakes	3,534		45,405	8.32%	Nov-2008	100%

	$118,364		$114,983

(1)	This loan was refinanced in 2007 with a fixed rate mortgage due in 2017.

(2)	Property is classified as held for sale at December 31, 2006.
Construction Loans. In connection with our various homebuilding projects, we obtain loans to finance the cost of construction. Generally, one of our subsidiaries or a joint venture will incur the construction loan, and we will guarantee the repayment of the construction loan and/or grant a completion guarantee with respect to the project. In general, we repay outstanding amounts under construction loans on for-sale communities with proceeds from home sales. We refinance construction loans on rental communities with long-term mortgage financing upon the completion and stabilization of the properties. The following table summarizes the material terms of our construction loans, all of which we have guaranteed:

	Commitment	Balance at		Interest Rate at	Maturity	Tarragon’s
Project	Amount	December 31, 2006		December 31, 2006	Date	Interest in Profits

1000 Jefferson	$77,000	$48,404		7.07%	Jan-2008	70%
1100 Adams	13,481	13,481	(1)	7.12%	May-2007	85%
Aldridge	22,950	7,340		7.22%	Jul-2009	100%
Deerwood Ocala	22,125	19,685		7.07%	Aug-2007	50%
Newbury Village	19,289	19,289	(2)	7.07%	Dec-2006	100%
One Hudson Park	88,000	53,061	(1)	7.82%	Jan-2008	100%
Trio West	50,000	20,197		8.32%	Jan-2009	100%
Warwick Grove	3,372	3,372		7.52%	Sep-2008	50%

	$296,217	$184,829

(1)	Sales backlog exceeds loan balance at December 31, 2006.

(2)	This property was sold and its loan repaid in January 2007.

Condominium Conversion Loans. We generally obtain loans to finance the cost of acquiring and/or renovating rental properties to condominium homes. Generally, one of our subsidiaries or a joint venture will incur the loan, and we will guarantee the repayment of the loan. The following table summarizes the material terms of our condominium conversion loans. Please see table that presents the ratio of debt to total estimated remaining sell-out as of December 31, 2006, for our completed condominium inventory on page 55.

		Recourse	Non-Recourse			Tarragon’s
	Commitment	Balance at	Balance at	Interest Rate at	Maturity	Interest in
Project	Amount	December 31, 2006	December 31, 2006	December 31, 2006	Date	Profits

210 Watermark	$27,750	$27,750	$—	7.92%	Nov-2007	100%
Ballantrae	39,476	2,920	36,556	8.32%	Nov-2008	100%
Bermuda Island	41,458	—	38,640	7.47%	Dec-2007	100%
Bishops Court at Windsor Parke	5,447	5,447	—	7.97%	Sep-2008	100%
Madison at Park West	15,860	1,690	14,170	8.32%	Nov-2008	100%
Mirabella	23,362	12,587	10,775	8.02%	Jul-2007	100%
Montreux at Deerwood	6,433	6,433	—	7.97%	Sep-2008	100%
Oxford Place	4,394	—	4,394	8.07%	Aug-2007	100%
The Tradition at Palm Aire	22,813	8,000	14,813	8.27%	Aug-2007	100%
Via Lugano	40,308	3,842	36,466	8.32%	Nov-2008	100%

	$227,301	$68,669	$155,814

Acquisition and Development Loans. In connection with some of our homebuilding projects, we obtain loans to finance the purchase and the development of the infrastructure of land. Generally, one of our subsidiaries or a joint venture will incur the loan, and we will guarantee the repayment of the loan. The following table summarizes the material terms of our acquisition and development loans, all of which we have guaranteed:

					Tarragon’s
	Commitment	Balance at	Interest Rate at		Interest in
Project	Amount	December 31, 2006	December 31, 2006	Maturity Date	Profits

Alexandria Pointe	$1,225	$1,225	8.32%	Jun-2007	40%
The Exchange	6,300	6,300	7.57%	May-2007	100%
Stone Crest	5,790	2,470	7.22%	Jul-2008	100%
Trio East	3,600	3,600	7.47%	Oct-2007	100%
Warwick Grove	7,137	7,137	7.52%	Sep-2008	50%

	$24,052	$20,732

Land Loans. When we acquire land for future development or sale, we sometimes finance the acquisitions with land loans. Generally, one of our subsidiaries or a joint venture will incur the loan, and we will guarantee the repayment of the loan. The following table summarizes the material terms of our land loans, all of which we have guaranteed:

					Tarragon’s
	Balance at		Interest Rate at		Interest in
Project	December 31, 2006		December 31, 2006	Maturity Date	Profits

100 East Las Olas	$4,125	(1)	9.25%	Apr-2007	100%
Central Square	11,250	(2)	7.42%	Jul-2007	100%
Coventry Club	8,600	(2)	7.32%	Nov-2007	100%
Uptown Village	7,611	(3)	7.42%	Sep-2007	100%

	$31,586

(1)	We are currently in negotiations to refinance this loan.

(2)	We are currently in negotiations for construction financing for this property.

(3)	We are currently in negotiations to extend this loan.
Other Debt. We also have other debt with an aggregate balance of $4.4 million at December 31, 2006.

Sources and Uses of Cash
The following table presents major sources and uses of cash for the past three years.

	For the Years Ended December 31,
	2006	2005	2004
Sources of cash:
Net proceeds from home sales	$111,467	$175,316	$50,686
Net cash flow from rental operations	34,338	13,900	12,829
Net proceeds from the sale of real estate
Homebuilding Business	—	22,368	510
Real Estate Services Business	32,223	65,167	14,639
Net proceeds (repayments) related to financings and other borrowings
Homebuilding Business	34,992	—	11,300
Real Estate Services Business	39,963	80,260	41,673
Senior convertible notes	—	—	58,077
Lines of credit	25,844	10,490	(2,809)
Subordinated unsecured notes	48,750	61,215	—
Other corporate debt	(5,261)	(10,788)	—
Other:
Collections of notes and interest receivable	899	1,670	829
Proceeds from the disposition of other assets	—	—	2,075
Proceeds from the exercise of stock options	905	6,081	5,880
Earnest money deposits received	—	783	—

Total sources of cash	324,120	426,462	195,689

Uses of cash:
Purchase of homebuilding inventory or land for development	(79,497)	(183,874)	(47,843)
Development and renovation costs, net of borrowings	(182,928)	(76,693)	(52,026)
Net (advances to) distributions from partnerships and joint ventures for homebuilding activities	(11,297)	(26,721)	(24,495)

Cash used in homebuilding activities	(273,722)	(287,288)	(124,364)

Purchase of operating apartment communities	—	(16,131)	(15,526)
Property capital improvements	(1,812)	(8,665)	(9,877)
Other:
Common Stock repurchases	(16,708)	(11,955)	(2,093)
General and administrative expenses paid	(31,855)	(29,722)	(20,413)
Income taxes (paid) refunded	5,742	(22,773)	(470)
Premium paid on conversion of convertible notes	—	(4,340)	—
Dividends to stockholders	(3,810)	(929)	(904)
Preferred return on convertible preferred interest	(770)	(624)	(422)
Purchase of partnership interests	—	(21,850)	(21,081)
Interest paid on corporate debt	(11,714))	(6,186)	(136)
Cash paid for leasehold improvements	(3,818)	—	—
Other	(1,221)	668	348

Total uses of cash	(339,688)	(409,795)	(194,938)

Net sources (uses) of cash	$(15,568)	$16,667	$751

Cash Flows
2006 Compared to 2005.
Operating Activities: For the year ended December 31, 2006, our net cash used in operating activities was $213.4 million compared to $453.9 million for the year ended December 31, 2005. This decrease in cash used in operating activities is principally related to a decrease in purchases of homebuilding inventory. In 2005, we purchased 14 rental properties for conversion to condominiums for an aggregate cost of $700 million. In 2006, we purchased four rental properties for conversion to condominiums for an aggregate cost of $232.2 million. We have decided not to convert three of the properties purchased in 2006 and two of the properties purchased in 2005 and have transferred them to our rental real estate portfolio.
Partially offsetting this decrease in cash used was a decrease in proceeds from closings of home sales, including distributions of earnings from unconsolidated joint ventures, in 2006 of $201.5 million. As stated previously, revenue from condominium conversions sales declined significantly in 2006 as we experienced a slowdown in sales and an increase in competition. We executed net new orders for 1,562 units for all product-types in 2006 compared to 3,899 units in 2005. We also closed fewer sales in 2006: 2,639 units compared to 3,343 in 2005. We reduced the number of units in our active for-sale communities from 8,006 at December 31, 2005, to 4,560 at December 31, 2006. This decrease is partly attributable to transferring projects with 378 units to our rental real estate portfolio (as stated above), transferring a 216-unit project to our development pipeline, and transferring a 360-unit project to our rental developments and repositions group to begin capital improvements while deferring sales activity.
We expect purchases of homebuilding inventory and home sales in 2007 to be consistent with those reported in 2006 except that we expect to have revenue from rental developments, a product-type that had not generated revenue through December 31, 2006. We expect continued net cash used in operations because we intend to continue to invest proceeds from home sales in new projects and because we generally finance our projects with debt.
Investing Activities. For the year ended December 31, 2006, our net cash used in investing activities was $7.3 million compared to $55.7 million in 2005. In 2005, we paid $16.9 million to purchase our partners’ interests in two condominium development projects, one land parcel, and four rental apartment communities. We also paid $5 million to our partners in our Hoboken, New Jersey, projects in 2005 pursuant to a November 2004 agreement to purchase a portion of their interests in these projects.
Contributions to unconsolidated partnerships and joint ventures were $22.1 million lower in 2006 than in 2005 due to a decrease in the purchase of homebuilding inventory. Additionally, construction and acquisition costs of real estate under development decreased $31.3 million in 2006 compared to 2005, primarily due to the decrease in the number of properties under development. We expect these costs to be higher in 2007 because we currently have five rental apartment communities with 1,415 units under development.
In 2005, we acquired two rental apartment communities for $39.7 million and had no purchases of rental real estate in 2006. In 2006, in connection with our capital redeployment program, we sold five apartment communities, four commercial properties and five land parcels for net proceeds of $27.9 million, while net proceeds from the sale of real estate in 2005 were $86.7 million from the sale of nine apartment communities, three parcels of land, five shopping centers, one office building, and three buildings of a five-building office park. Although the capital redeployment program is substantially complete, we expect proceeds from the sale of real estate to continue to be an important source of cash in the future.
Financing Activities. For the year ended December 31, 2006, our net cash provided by financing activities decreased to $205.1 million, from $526.3 million for the year ended December 31, 2005. This decrease was due primarily to a decrease in borrowings associated with the acquisition of homebuilding inventory. In 2006, we borrowed $188.7 million in connection with the purchase of properties for conversion to condominiums. In 2005, we borrowed $596.8 million to finance the purchase of properties for conversion to condominiums. Also, Ansonia’s financing of 23 properties in November 2005 increased debt by $100.7 million and generated net cash proceeds of $71.2 million. We distributed $6.7 million to our partner in this partnership for its share of the net proceeds. Additionally, we issued $65 million of subordinated unsecured notes and obtained a $10 million line of credit in 2005. In 2006, financings increased mortgage debt by $44.5 million, and we issued another $60 million of subordinated unsecured notes. 2006 financings included a $19.5 million financing by Ansonia, which generated net proceeds of $18.7 million, of which $1.9 million was distributed to our partner. In 2006, we borrowed $20.1 million and made repayments of $9.7 million under the line of credit from affiliates of William S. Friedman. Borrowings of $1 million under this line of credit in 2005 were fully repaid by December 31, 2005. Borrowings are expected to continue to be an important source of cash in the future.
We received net construction loan borrowings of $51.5 million for development costs of our high- and mid-rise development projects during 2006. We received construction loan borrowings of $46.7 million for development costs of our rental developments during 2006. We made repayments on condominium conversion loans of $180.9 million during 2006. During 2005, we made net repayments of $71 million on construction loans for our high- and mid-rise development projects. This was primarily related to Las Olas River House for which proceeds from closings paid off $96.6 million of debt. In 2006, we made repayments of $244.6 million on condominium conversion loans. Proceeds from home sales were used to reduce debt by $250.2 million in 2006 and $386.2 million in 2005.
In 2006, we received contributions of $9.1 million from partners who purchased a portion of our interest in Shefaor/Tarragon LLLP, a consolidated partnership until July 2006, and we made distributions of $8.3 million to Shefaor, our original partner in this partnership, as their share of the proceeds from a refinancing of the property and the contributions from the purchasing partners. We also received a contribution of $12.3 million from our partner in 1118 Adams, a consolidated joint venture. The cash contributed by our partner was used to repay the joint venture’s construction loan.
We spent $16.7 million in 2006 to repurchase 1 million shares of our common stock pursuant to our announced stock repurchase plan and 100,000 shares of our preferred stock. In 2005, we spent $12 million to repurchase 600,000 shares of our common stock and 4,500 shares of preferred stock. Under the existing stock repurchase plan, we have authority to repurchase an additional 72,000 shares.

2005 Compared to 2004.
Operating Activities. For the year ended December 31, 2005, our net cash used in operating activities was $453.9 million compared to $110.9 million for the year ended December 31, 2004. This increase in cash used is principally related to the purchase of homebuilding inventory. As stated previously, in 2005, we purchased 14 rental properties for conversion to condominiums for an aggregate cost of $700 million. We purchased three properties for conversion to condominiums for $81.9 million in 2004.
Partially offsetting this increase in cash used was an increase in proceeds from closings of home sales, including distributions of earnings from unconsolidated joint ventures, in 2005 of $374.6 million. As stated previously, revenue from condominium conversions sales increased significantly in 2005. We executed net new orders for 3,899 units of all product-types in 2005 compared to 1,404 in 2004. We closed sales of 3,343 units in 2005 compared to 942 in 2004. The number of units in our active for-sale communities grew from 4,352 at December 31, 2004, to 8,006 at December 31, 2005.
Investing Activities. For the year ended December 31, 2005, our net cash used in investing activities was $55.7 million compared to $70.6 million for the same period of 2004. We acquired two rental apartment communities in 2005 for $39.7 million and one apartment community in 2004 for $15.5 million. Net proceeds from the sale of real estate in 2005 were $86.7 million, while, in 2004, we sold five apartment communities and one land parcel for net proceeds of $14.7 million.
Contributions to unconsolidated partnerships and joint ventures were $23.3 million higher in 2005 than in 2004 due to an increase in the purchase of homebuilding inventory. Additionally, construction and acquisition costs of real estate under development increased $30.1 million in 2005 compared to 2004, primarily due to the increase in the number of properties under development. Distributions of capital from partnerships and joint ventures increased from $5.6 million in 2004 to $29.5 million in 2005. This increase was the result of increases in proceeds from borrowings and home sales of unconsolidated partnerships and joint ventures.
In 2005, we paid $16.9 million to purchase our partners’ interests in eight joint ventures. We also paid $5 million in 2005 and $10 million in 2004 to our partners in our Hoboken, New Jersey, projects pursuant to a November 2004 agreement to purchase a portion of their interests in these projects. In 2004, we also acquired the interests of minority partners in one office building and two apartment communities for $11.1 million.
Financing Activities. For the year ended December 31, 2005, our net cash provided by financing activities increased to $526.3 million, from $182.3 million for the year ended December 31, 2004. This increase was primarily due to increased borrowings in connection with the acquisition of homebuilding inventory, Ansonia’s November 2005 financing, and the issuance of $65 million of unsecured subordinated notes in 2005 as discussed above. In 2004, we borrowed $70 million to finance the acquisition of properties for conversion to condominiums. We also borrowed $9.3 million under the line of credit from affiliates of Mr. Friedman and fully repaid these borrowings during 2004. Proceeds from home sales in 2004 were used to reduce debt by $148.2 million. We repurchased 152,000 shares of our common stock for $2.1 million in 2004 pursuant to our stock repurchase program.

Contractual Commitments
The following table summarizes information regarding contractual commitments.

		2008	2010
	2007	and 2009	and 2011	Thereafter	Total
Scheduled principal payments on debt:
Loans with extension options (1)	$39,663	$131,472	$—	$—	$171,135
Loans expected to be repaid in 2007 upon sale of the property (2)	78,340	6,068	2,287	17,742	104,437
Completed condominium inventory (3)	69,544	92,565	16,544	—	178,653
Loans for which we are currently negotiating extensions	57,336	—	—	—	57,336
Loans related to properties for which we are currently negotiating construction financing	17,550	—	—	—	17,550
Loan for for-sale community with sales backlog exceeding loan balance	13,481	—	—	—	13,481
Loans refinanced in 2007 (4)	7,739	—	—	—	7,739
Remaining loans
Mortgages and note payable	35,081	343,335	18,258	465,389	862,063
Senior convertible notes	—	5,750	—	—	5,750
Subordinated unsecured notes	—	—	—	125,000	125,000

	318,734	579,190	37,089	608,131	1,543,144

Scheduled interest payments on debt (6)	103,563	125,905	86,333	374,528	690,329
Operating leases	2,241	3,600	2,395	6,173	14,409
Firm contracts to purchase real estate for homebuilding activities	55,240	—	—	—	55,240

	479,778	708,695	125,817	988,832	2,303,122

Guaranteed debt of unconsolidated partnerships and joint ventures:
Loans with extension options (5)	12,300	35,190	—	—	47,490
Completed condominium inventory (3),(5)	22,324	—	—	—	22,324

	34,624	35,190	—	—	69,814

	$514,402	$743,885	$125,817	$988,832	$2,372,936

(1)	Of the loans maturing in 2007, $8.6 million may be extended six months, $27.8 million may be extended one year, and $3.3 million may be extended two years. Of the loans maturing in 2008, $101.5 million may be extended six months and $2.5 million may be extended one year. Of the loans maturing in 2009, $7.3 million may be extended for two years, and $20.2 million may be extended six months.

(2)	Of the loans maturing in 2007, $19.3 million was repaid in January upon the sale of Newbury Village, and $58.3 million may be extended for one year.

(3)	Please see table that presents total estimated remaining sell-out, debt, the ratio of debt to total estimated remaining sell-out, and backlog for our completed condominium inventory as of December 31, 2006, on page 55. A $17.3 million mortgage maturing in 2010 was refinanced with a condominium conversion loan due in August 2008 that may be extended six months.

(4)	This loan was refinanced in February 2007 with a mortgage due March 2017 with a one-year option to extend.

(5)	See discussion below under the caption “Off-Balance Sheet Arrangements.”

(6)	Interest is computed based upon the outstanding balances as of December 31, 2006 and for all future periods until the loans mature even though they may be repaid before the maturity date. For loans with variable rate, interest is calculated based on the interest rate in effect at December 31, 2006.
We intend to extend or repay these loans primarily through refinancings and home sales. We believe we can arrange such new financing as may be needed to repay maturing loans.
Firm contracts to purchase real estate for homebuilding activities include a $14.7 million purchase of land and an existing warehouse where we plan to develop a 120-unit condominium and retail development. Firm contracts also include contracts to purchase 16 sites that are part of an assemblage in Montville and Uncassville, Connecticut, for our planned Mohegan Hill project for a total of $40.5 million.

Off-Balance Sheet Arrangements
We often undertake homebuilding projects in partnership with third parties when our partner has either site control or a particular expertise in the proposed project, or both. We sometimes guarantee loans for our joint ventures.
We have guaranteed one construction loan, one condominium conversion loan, and three land loans of five unconsolidated joint ventures. At December 31, 2006, the aggregate outstanding balance of these loans was $69.8 million, and the aggregate fully funded amount was $92.7 million. The three land loans mature in 2007. The $22.3 million condominium conversion loan matures in 2007, and the $35.2 million construction loan matures in 2008. Except for a $3.9 million land loan, all of these loans may be extended for six months.
Common Stock Repurchase Program
Our board of directors has authorized a common stock repurchase program. On March 6, 2006, our board of directors authorized the repurchase of up to an additional 1,000,000 shares of our common stock. Subject to our other cash requirements, we intend to continue to repurchase shares of our common stock when we believe that the repurchase of shares would be accretive to earnings per share. We repurchased 1,034,687 shares of our common stock in open market and negotiated transactions in 2006 at a cost of $15.5 million. We repurchased 603,016 shares at a cost of $11.9 million in 2005 and 152,094 shares at a cost of $2.1 million in 2004. As of December 31, 2006, Tarragon had authority to repurchase an additional 72,288 shares of its common stock under the existing stock repurchase program.
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
Asset Impairment. GAAP requires a property held for sale to be measured at the lower of its carrying amount or fair value less costs to sell. In instances where a property’s estimated fair value less costs to sell is less than its carrying value at the time of evaluation, we recognize a loss and write down the property’s carrying value to its estimated fair value less costs to sell. Prior to sale, we would recognize a gain for any subsequent increases in estimated fair value less costs to sell, but not in excess of the cumulative loss previously recognized. Our review of properties held for sale generally includes consideration of the current sales velocity of the property and its impact on holding costs and sales incentives, discussions with the project manager, and a review of the surrounding area. We may make adjustments to estimated fair values based on future reviews.
We also evaluate our properties under development or rental real estate for impairment whenever events or changes in circumstances indicate that a property’s carrying value may not be recoverable. For rental real estate this evaluation generally consists of reviewing the property’s cash flow and current and projected market conditions, as well as changes in general and local economic conditions. Key assumptions in this evaluation of impairment include the projected future capitalization rate and length of time the property will be held for investment. The first has a material impact on the future sale price, and the second impacts the expected cumulative undiscounted cash flow, as the longer the holding period, the more likely the carrying value will be recovered. Our assumptions are based on current capitalization rates and our best estimate of the probability-weighted investment holding period. A change in either one of these assumptions could result in a different conclusion concerning impairment and related charges. For properties under development, this evaluation generally consists of reviewing the property’s estimated remaining revenue and costs and current and projected market conditions, as well as changes in general and local economic conditions. Key assumptions in this evaluation of impairment include, on a property by property basis, the estimated remaining sellout value of unsold inventory, the absorption rate and the interest rate on variable rate debt. The estimated future sellout is based on current market conditions and existing pricing. Our anticipated absorption rate takes into consideration the current pricing and recent, historical trends. Construction loan interest assumes the current variable interest rate in effect and gives no weight to future rate increases or decreases. We have used assumptions based on the most recent and reliable information available to us both in the field and in the industry as a whole. Any change to these assumptions could significantly impact the expected gross margin of the project and, to the extent such change has a negative impact, result in a different determination as to its impairment. If we conclude that a property has been impaired, we recognize an impairment loss and write down the property’s carrying value to estimated fair value.
Investments in Joint Ventures Accounted for Using the Equity Method. FIN 46R clarifies the application of Accounting Research Bulletin 51, “Consolidated Financial Statements,” for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or in which equity investors do not have the characteristics of a controlling financial interest, or “variable interest entities.” Variable interest entities within the scope of FIN 46R are required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. We applied the provisions of FIN 46R to our existing joint ventures in the first quarter of 2004. Substantial judgment is required in the determination of which entities are variable interest entities and who is the primary beneficiary.
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
Revenue Recognition. We have generally recognized revenue from homebuilding sales at the time of closing under the completed contract method. The related profit is recognized when collectibility of the sale price is reasonably assured and the earnings process is substantially complete. When a sale does not meet the requirements for income recognition, profit is deferred until such requirements are met. For high- and mid-rise condominium developments, where construction typically takes eighteen months or more, the percentage-of-completion method is employed. Under this method, once construction is beyond a preliminary stage, a substantial percentage of homes are under firm contracts, buyers are committed to the extent of being unable to require refunds except for non-delivery of the home, the sale prices are deemed collectible, and remaining costs and revenues can be reasonably estimated, revenue is recorded as a portion of the value of non-cancelable sale contracts. The percentage of completion is calculated based upon the percentage of construction costs incurred in relation to total estimated construction costs. Any amounts due under sale contracts, to the extent recognized as revenue, are recorded as contracts receivable.
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

Warranties. We provide warranties on workmanship and structural integrity in accordance with statutory requirements, which vary by state. Warranty reserves have been established by charging cost of sales and recording a warranty liability. The amounts charged are estimated by management to be adequate to cover expected warranty-related costs under all unexpired warranty obligation periods. Our warranty cost accruals are based upon historical warranty experience taking into consideration the types and locations of the projects. Actual future warranty costs could differ from our currently estimated amounts.
Recently Adopted Accounting Pronouncements
In September 2006, the SEC issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued to provide consistency in quantifying financial misstatements.
The methods most commonly used in practice to accumulate and quantify misstatements are referred to as the “rollover” and “iron curtain” methods. The rollover method quantifies a misstatement based on the amount of the error originating in the current year income statement. This method can result in the accumulation of errors on the balance sheet that may not have been material to an individual income statement but may lead to misstatement of one or more balance sheet accounts. The iron curtain method quantifies a misstatement based on the amount of the error in the balance sheet at the end of the current year. This method can result in disregarding the effects of errors in the current year income statement that result from the correction of an error existing in previously issued financial statements. We previously used the rollover method for quantifying financial statement misstatements.
The method established by SAB 108 to quantify misstatements is the “dual approach,” which requires quantification of financial statement misstatements under both the rollover and iron curtain methods.
SAB 108 is effective for the year ended December 31, 2006. As allowed by SAB 108, the cumulative effect of the initial application of SAB 108 has been reported in the carrying amounts of assets and liabilities as of January 1, 2006, with the offsetting balance to retained earnings. Upon adoption, we recorded a decrease of $2.8 million, net of income taxes of $1.7 million, to retained earnings to correct errors arising in 2005. The error corrections included a decrease in homebuilding inventory of $1.5 million and a decrease of $196,000 to investments in and advances to partnerships and joint ventures to record the normal year end adjustments to gross profit on homebuilding projects, a decrease of $84,000 to rental real estate to record an impairment loss, a decrease of $88,000 to other assets to reduce rent receivable for move-out of a commercial tenant, a decrease of $10,000 to other assets to record amortization of deferred borrowing costs, an increase of $2.6 million to accounts payable and other liabilities to record unrecorded liabilities related to property and general and administrative operating expenses identified in our normal year end closing process, and a decrease to income taxes payable of $1.7 million for the related tax effect of these corrections. These adjustments were the result of our year end accounting processes, which result in closing of the books prior to the determination of some immaterial liabilities and the immaterial revision to certain estimates. Additionally, we identified an adjustment for income taxes relating to a transaction occurring in 2005. The adjustment to income taxes was not recorded because we did not initially identify all of the tax characteristics of the transaction. This resulted in an increase in income taxes payable and a decrease in retained earnings for $1.3 million. All of these adjustments were considered immaterial under our previous method of determining materiality.
Accounting Pronouncements Not Yet Adopted
In July 2006, the FASB issued Interpretation No. 48 “Accounting For Uncertain Tax Positions,” or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 on our financial condition and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”), to increase consistency and comparability in fair value measurements. SFAS No. 157 creates a single definition of fair value, emphasized fair value as a market-based measurement, establishes a framework for measuring fair value, and enhances disclosure requirements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS No. 157 on our financial position and results of operations.
In November 2006, the FASB ratified EITF Issue No. 06-8, “Applicability of a Buyer’s Continuing Investment Under FASB Statement No. 66 for Sales of Condominiums” (EITF 06-8). EITF 06-8 provides guidance in assessing the collectibility of the sales price, which is required to recognize profit under the percentage-of-completion method pursuant to SFAS No. 66. EITF 06-8 states that an entity should evaluate the adequacy of the buyer’s initial and continuing investment in reaching its conclusion that the sales price is collectible. The continuing investment criterion in paragraph 12 of SFAS No. 66 would be met by requiring the buyer to either (1) make additional payments during the construction term at least equal to the level annual payments that would be required to fund principal and interest payments on a hypothetical mortgage for the remaining purchase price of the property or (2) increase the initial investment by an equivalent aggregate amount. If the test for initial and continuing investment is not met, the deposit method should be applied and profit recognized only once the aggregate deposit meets the required investment test for the duration of the construction period. EITF 06-8 will be effective for the first annual reporting period beginning after March 15, 2007, and early adoption is permitted. Accounting for sales of condominiums not consistent with EITF 06-8 would require a cumulative effect adjustment to retained earnings in the period of adoption. Although we have not yet assessed the impact on our financial position, results of operations and cash flows, we believe we may be required, in some cases, to collect additional deposits from the buyer in order to recognize revenue under the percentage of completion method. If, in these cases, we were not able to meet the requirements of EITF 06-8, we would be required to delay revenue recognition until the aggregate investment tests described in SFAS No. 66 and EITF 06-8 have been met.
Estimated Fair Value of Equity of Real Estate Services Business
We also measure our performance by the estimated fair value of equity of our Real Estate Services Business, as presented in the following table.

December 31,
2006
Estimated fair values of rental real estate (1)	$1,119,921
Carrying values of rental real estate	(845,238)
Minority interests in estimated fair value equity	(29,405)
Deficit of Real Estate Services Business	(38,749)

Estimated fair value equity of Real Estate Services Business	$206,529

(1)	Estimated fair values were based on Broker’s Opinions of Value received from Marcus & Millichap, a national real estate investment brokerage company, for most properties. One property was valued based on a contract of sale dated February 2007. Two properties under development or in initial lease-up were valued using the historical cost basis net carrying values.
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
At December 31, 2006, we had approximately $879.5 million of consolidated variable rate debt. The primary base rate is 30-day LIBOR. Using this amount of debt, a 100 basis point (1%) increase in LIBOR or any other indexes on which the rates are based would reduce our annual pre-tax earnings and cash flows by approximately $8.8 million. A 100 basis point decrease in interest rates would increase our annual pre-tax earnings and cash flows by approximately $8.8 million.

At December 31, 2006, unconsolidated partnerships and joint ventures had approximately $137.7 million of variable rate debt. A 100 basis point increase in the index on which the rates are based would reduce our annual pre-tax earnings and cash flows by $666,000, based on our interests in profits and losses of those entities. A 100 basis point decrease in the index would increase our pre-tax earnings by $666,000.
As of December 31, 2006, we had two interest rate caps with a fair value of $22,000 on $251 million of variable rate debt. A 100-basis-point (1%) increase in LIBOR on which the rates are based would increase the fair value of the caps and our pre-tax earnings by $446,000 but would have no impact on our cash flows. A 100-basis-point (1%) decrease in LIBOR would decrease the fair value of the caps and our pre-tax earnings by $21,000 but would have no impact on our cash flows.
As of December 31, 2006, we had an interest rate swap agreement with a fair value of $(433,000) on $60 million of variable rate debt. We are accounting for this derivative as a hedge, and therefore, changes in its fair value are recorded to other comprehensive income (loss) and do not affect earnings. A 100-basis-point (1%) increase in LIBOR would increase the fair value of the swap agreement by $897,000, and a 100-basis-point (1%) decrease in LIBOR would decrease the fair value of the swap agreement by $278,000. The impact on cash flows of the changes in fair value of the swap agreement are offset by the impact on cash flows of changes in the variable rate interest on the hedged transaction.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
All other schedules are omitted because they are not required or are not applicable or because the information required is included in the Consolidated Financial Statements or Notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Tarragon Corporation
We have audited the accompanying consolidated balance sheets of Tarragon Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tarragon Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the consolidated financial statements, the Company recorded a cumulative effect adjustment as of January 1, 2006, in connection with the adoption of SEC Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. Also, as discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation 46-R “Consolidation of Variable Interest Entities” in 2004.
As discussed in Note 18, the accompanying statements of cash flows for 2004 and 2005 have been restated.
Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II and III are presented for purposes of additional analysis and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Tarragon Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 2, 2007, expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an adverse opinion on the effective operation of internal control over financial reporting.
/s/ GRANT THORNTON LLP
Dallas, Texas
April 2, 2007

TARRAGON CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	December 31,
	2006	2005
Assets

Cash and cash equivalents	$23,476	$39,044
Restricted cash	23,597	28,642
Contracts receivable	69,048	49,745
Homebuilding inventory:
Land for development	129,975	136,512
Residential construction in progress	231,894	191,264
Condominium conversions	397,299	710,165
Construction in progress — rentals	257,866	17,127
Contract deposits	13,589	19,213
Rental real estate (net of accumulated depreciation of $110,520 in 2006 and $85,946 in 2005)	731,477	415,448
Investments in and advances to partnerships and joint ventures	61,523	78,080
Assets held for sale	34,531	63,521
Other assets, net	48,486	54,650

	$2,022,761	$1,803,411

Liabilities and Stockholders’ Equity

Liabilities
Accounts payable and other liabilities:
Trade accounts payable	$21,387	$10,953
Other accounts payable and liabilities	121,126	98,645
Liabilities related to assets held for sale	25,588	54,671
Deferred tax liability	34,576	27,736
Mortgages and notes payable:
Land for development	31,586	69,236
Residential construction in progress	129,585	91,751
Condominium conversions	227,137	547,524
Construction in progress — rentals	135,519	6,649
Rental real estate	824,104	521,935
Other notes payable (including $10.4 million in 2006 due to affiliates)	39,800	11,143
Senior convertible notes	5,750	5,750
Subordinated unsecured notes	125,000	65,000

	1,721,158	1,510,993
Commitments and contingencies
Minority interest	22,089	14,403

Stockholders’ equity
Common stock, $.01 par value; authorized shares, 100,000,000; shares issued, 38,715,663 in 2006 and 37,937,860 in 2005	385	379
Special stock, $.01 par value; authorized shares, 17,500,000; no shares issued	—	—
Cumulative preferred stock, $.01 par value; authorized shares, 2,500,000; shares issued and outstanding, 1,265,835 in 2006 and 748,833 in 2005; liquidation preference, $15,190 in 2006 and $8,986 in 2005, or $12 per share	13	7
Paid-in capital	407,260	402,531
Accumulated deficit	(80,059)	(86,144)
Accumulated other comprehensive loss	(266)	—
Treasury stock, at cost (10,018,806 shares in 2006 and 9,370,496 shares in 2005)	(47,819)	(38,758)

	279,514	278,015

	$2,022,761	$1,803,411

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Data)

	For the Years Ended December 31,
	2006	2005	2004
Revenue
Homebuilding sales	$444,276	$504,722	$220,465
Rental and other (including $225 in 2006, $10 in 2005, and $14 in 2004 from affiliates)	100,608	90,377	81,779

	544,884	595,099	302,244

Expenses
Cost of homebuilding sales (including interest of $24.2 million in 2006, $20 million in 2005, and $8.7 million in 2004; impairment charges of $19 million in 2006, none in 2005 and 2004; and development salaries, marketing, and selling costs of $23.4 million in 2006, $22.4 million in 2005, and $13.8 million in 2004)	396,507	394,999	175,279
Property operations	52,280	43,913	40,165
Depreciation	18,268	14,622	17,246
Provision for estimated losses	—	1,628	—
Impairment charges	2,721	—	733
General and administrative
Corporate	33,320	21,045	16,579
Property	5,269	5,072	4,359

	508,365	481,279	254,361

Other income and expenses
Equity in income of partnerships and joint ventures	17,166	29,603	15,193
Minority interests in income of consolidated partnerships and joint ventures	(4,748)	(10,071)	(5,976)
Interest income (including $250 in 2006, $242 in 2005, and $332 in 2004 from affiliates)	854	995	728
Interest expense (including $602 in 2006, $49 in 2005, and $12 in 2004 to affiliates)	(47,432)	(27,910)	(26,017)
Gain on sale of real estate	1,148	3,808	378
Gain (loss) on disposition of other assets	—	(300)	2,075
Loss on extinguishment of debt	(4,218)	(34,771)	(213)
Litigation, settlements, and other claims	—	(1,214)	(250)

Income (loss) from continuing operations before income taxes	(711)	73,960	33,801
Income tax (expense) benefit	(326)	(28,142)	1,689

Income (loss) from continuing operations	(1,037)	45,818	35,490
Discontinued operations, net of income taxes ($7.6 million in 2006, $26.2 million in 2005, and $7 million in 2004)
Income (loss) from operations	(141)	971	(119)
Gain on sale of real estate	12,331	41,709	10,950
Cumulative effect of change in accounting principle	—	—	(16,803)

Net income	11,153	88,498	29,518
Dividends on cumulative preferred stock	(971)	(899)	(904)

Net income allocable to common stockholders	$10,182	$87,599	$28,614

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Continued)
(Dollars in Thousands, Except Per Share Data)

	For the Years Ended December 31,
	2006	2005	2004
Earnings per common share — basic
Income (loss) from continuing operations allocable to common stockholders	$(.07)	$1.74	$1.54
Discontinued operations	.43	1.65	.48
Cumulative effect of change in accounting principle	—	—	(.75)

Net income allocable to common stockholders	$.36	$3.39	$1.27

Earnings per common share — assuming dilution
Income (loss) from continuing operations allocable to common stockholders	$(.07)	$1.60	$1.31
Discontinued operations	.43	1.33	.40
Cumulative effect of change in accounting principle	—	—	(.62)

Net income allocable to common stockholders	$.36	$2.93	$1.09

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in Thousands)

							Accumulated
							Other	Treasury
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stock	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Amount	Equity
Balance, January 1, 2004	753,333	$8	11,583,973	$165	$332,779	$(202,357)	$—	$(27,267)	$103,328
Repurchase of common stock	—	—	(152,094)	—	—	—	—	(2,093)	(2,093)
Retirement of treasury stock	—	—	—	(4)	(2,526)	—	—	2,530	—
Stock options exercised	—	—	996,083	10	5,870	—	—	—	5,880
Income tax benefits for nonqualified stock option exercises	—	—	—	—	331	—	—	—	331
Five-for-four common stock split	—	—	2,894,930	41	(41)	—	—	—	—
Dividends on cumulative preferred stock ($1.20 per share)	—	—	—	—	—	(904)	—	—	(904)
Compensation expense related to stock options granted	—	—	—	—	433	—	—	—	433
Net income	—	—	—	—	—	29,518	—	—	29,518

Balance, December 31, 2004	753,333	8	15,322,892	212	336,846	(173,743)	—	(26,830)	136,493
Repurchase of common stock	—	—	(603,016)	—	—	—	—	(11,928)	(11,928)
Retirement of preferred stock	(4,500)	(1)	—	—	(56)	—	—	—	(57)
Stock issued in connection with conversion of convertible debt	—	—	4,595,579	46	56,204	—	—	—	56,250
Acquisition of interests in partnerships and joint ventures	—	—	85,402	—	1,771	—	—	—	1,771
Dividends on cumulative preferred stock ($1.20 per share)	—	—	—	—	—	(899)	—	—	(899)
Stock options exercised	—	—	1,463,159	15	6,066	—	—	—	6,081
Three-for-two common stock split	—	—	7,703,348	106	(106)	—	—	—	—
Compensation expense related to stock options granted	—	—	—	—	1,020	—	—	—	1,020
Income tax benefits for non-qualified stock option exercises	—	—	—	—	786	—	—	—	786
Net income	—	—	—	—	—	88,498	—	—	88,498

Balance, December 31, 2005	748,833	7	28,567,364	379	402,531	(86,144)	—	(38,758)	278,015
Cumulative effect for change in accounting principle	—	—	—	—	—	(4,097)	—	—	(4,097)

Balance, December 31, 2005, as adjusted	748,883	7	28,567,364	379	402,531	(90,241)	—	(38,758)	273,918
Repurchase of common stock	—	—	(1,034,687)	—	—	—	—	(15,512)	(15,512)
Retirement of preferred stock	(99,665)	(1)	—	—	(1,195)	—	—	—	(1,196)
Retirement of common stock	—	—	(55,402)	(4)	(6,447)	—	—	6,451	—
Stock options exercised	—	—	263,165	3	902	—	—	—	905
Conversion of convertible preferred interest in consolidated joint venture	616,667	7	668,096	7	10,889	—	—	—	10,903
Cash dividend paid on common stock ($.10 per share)	—	—	—	—	(2,839)	—	—	—	(2,839)
Dividends on cumulative preferred stock ($1.20 per share)	—	—	—	—	—	(971)	—	—	(971)
Compensation expense related to stock options granted	—	—	—	—	1,575	—	—	—	1,575
Income tax benefits from non-qualified stock option exercises	—	—	—	—	163	—	—	—	163
Restricted stock grants	—	—	288,321	—	1,681	—	—	—	1,681
Change in value of derivative, net of tax	—	—	—	—	—	—	(266)	—	(266)
Net income	—	—	—	—	—	11,153	—	—	11,153

Balance, December 31, 2006	1,265,835	$13	28,696,857	$385	$407,260	$(80,059)	$(266)	$(47,819)	$279,514

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	For the Years Ended December 31,
	2006	2005	2004
		Restated	Restated
Cash Flows from Operating Activities
Net income	$11,153	$88,498	$29,518
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income taxes	6,840	24,779	4,812
(Gain) loss on disposition of other assets	—	300	(2,075)
Gain on sale of real estate	(21,116)	(71,134)	(18,366)
Litigation, settlements, and other claims	—	1,214	250
Cumulative effect of change in accounting principle	—	—	16,803
Minority interests in income of consolidated partnerships and joint ventures	4,748	10,071	5,976
Depreciation and amortization of leasing costs	20,008	15,983	25,739
Amortization of deferred borrowing costs	13,479	18,899	3,794
Provision for estimated losses and impairment charges	3,531	3,066	1,133
Equity in income of partnerships and joint ventures	(17,166)	(29,603)	(15,193)
Distributions of earnings from partnerships and joint ventures	7,904	38,128	10,082
Stock-based compensation expense	1,575	1,020	433
Changes in operating assets and liabilities, net of effects of non-cash investing and financing activities:
Homebuilding inventory	(169,175)	(558,599)	(122,182)
Contracts receivable	(19,303)	49,999	(21,677)
Restricted cash	6,170	4,518	(6,757)
Other assets	11,919	(13,320)	(3,945)
Accounts payable and other liabilities	(73,933)	(37,752)	(19,260)

Net cash used in operating activities	(213,366)	(453,933)	(110,915)

Cash Flows from Investing Activities
Cash paid for acquisition of rental apartment communities	—	(39,667)	(15,526)
Cash received from the sale of real estate	27,907	86,653	14,706
Capital improvements of real estate	(1,812)	(8,665)	(9,877)
Construction and acquisition costs of real estate under development	(15,127)	(46,447)	(15,553)
Earnest money deposits paid	(67)	(1,186)	(149)
Distributions of capital from partnerships and joint ventures	20,159	29,465	5,576
Advances and contributions to partnerships and joint ventures	(32,325)	(54,465)	(31,193)
Net cash effect of consolidation of partnerships and joint ventures	—	170	278
Cash paid for leasehold improvements	(3,818)	—	—
Deposits to reserve for replacements	1,042	1,261	1,754
Disbursements from reserves for replacements	(2,988)	(1,577)	(1,669)
The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands)

	For the Years Ended December 31,
	2006	2005	2004
		Restated	Restated
Cash Flows from Investing Activities (continued)
Proceeds from disposition of other assets	$—	$—	$2,075
Purchase of partnership interest	—	(21,850)	(21,081)
Other	(234)	652	18

Net cash used in investing activities	(7,263)	(55,656)	(70,641)

Cash Flows from Financing Activities
Proceeds from borrowings	972,400	1,442,704	515,360
Principal payments on notes payable	(754,326)	(877,523)	(323,673)
Advances from affiliates	20,110	1,010	9,305
Repayments of advances to affiliates	(9,729)	(1,010)	(9,305)
Distributions to minority partners of consolidated partnerships and joint ventures	(12,289)	(10,122)	(3,167)
Contributions from minority partners of consolidated partnerships and joint ventures	21,454	—	—
Premium paid on conversion of convertible notes	—	(4,340)	—
Deferred borrowing costs paid	(12,264)	(22,074)	(10,027)
Stock repurchases	(16,708)	(11,955)	(2,093)
Dividends to stockholders	(3,810)	(929)	(904)
Proceeds from the exercise of stock options	905	6,081	5,880
Excess tax benefits from stock-based compensation	163	786	331
Change in cash overdrafts	(845)	3,628	600

Net cash provided by financing activities	205,061	526,256	182,307

Net increase (decrease) in cash and cash equivalents	(15,568)	16,667	751
Cash and cash equivalents, beginning of year	39,044	22,377	21,626

Cash and cash equivalents, end of year	$23,476	$39,044	$22,377

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid, net of capitalized interest	$34,028	$47,231	$37,454

Income taxes paid (refunded)	$(5,742)	$21,987	$470

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands)

	For the Years Ended December 31,
	2006	2005	2004
		Restated	Restated
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Assets acquired and liabilities assumed in connection with the purchase of rental apartment communities:
Real estate	$—	$39,342	$15,409
Restricted cash	—	172	114
Other assets	—	555	163
Accounts payable and other liabilities	—	(402)	(160)

Cash paid for acquisition of rental apartment communities	$—	$39,667	$15,526

Assets written off and liabilities released in connection with the sale of real estate:
Real estate	$41,264	$108,172	$24,579
Other assets	605	4,149	648
Notes payable	(33,818)	(94,438)	(28,417)
Accounts payable and other liabilities	(1,260)	(2,325)	(470)
Minority interest	—	(39)	—
Gain on sale	21,116	71,134	18,366

Cash received from the sale of real estate	$27,907	$86,653	$14,706

Effect on assets and liabilities of the consolidation of 15 apartment communities, six homebuilding projects, and one commercial property in 2004, four apartment communities in 2005, and two homebuilding projects in 2006:

Real estate	$—	$41,620	$201,650
Homebuilding inventory	70,244	17,161	114,921
Contracts receivable	—	—	78,066
Investments in and advances to (distributions from) partnerships and joint ventures	(27,974)	425	(72,053)
Restricted cash	17	1,421	18,789
Other assets	1,528	492	16,889
Cash acquired on consolidations	—	170	278
Notes payable	(33,763)	(59,680)	(334,721)
Accounts payable and other liabilities	(3,052)	(1,609)	(32,931)
Minority interest	(7,000)	—	(7,691)
Cumulative effect of change in accounting principle	—	—	16,803

	$—	$—	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands)

	For the Years Ended December 31,
	2006	2005	2004
		Restated	Restated
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES (Continued):

Effect on assets and liabilities of the transfer of one apartment community to an unconsolidated joint venture in 2006:
Homebuilding inventory	(54,314)	—	—
Investments in and advances to partnerships and joint ventures	(9,625)	—	—
Restricted cash	(838)	—	—
Other assets	(1,847)	—	—
Notes payable	65,431	—	—
Other liabilities	325	—	—
Minority interest	868	—	—

	$—	$—	$—

Conversion of convertible debt to common stock	$—	$56,250	$—

Real estate transferred to homebuilding inventory	$171,263	$174,311	$—

Homebuilding inventory transferred to real estate held for investment	$162,661	$—	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The accompanying Consolidated Financial Statements of Tarragon Corporation, a homebuilder and real estate developer, its subsidiaries, and consolidated partnerships and joint ventures have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), the most significant of which are described in NOTE 1. “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.” The Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements. The data presented in the Notes to Consolidated Financial Statements are as of December 31 of each year and for the years then ended unless otherwise indicated. Dollar amounts in tables are in thousands, except per share amounts.
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of consolidation. The Consolidated Financial Statements include the accounts of Tarragon, its subsidiaries, and partnerships and joint ventures (which consist primarily of limited liability companies) it controls. Tarragon is deemed to control partnerships and joint ventures that have no unaffiliated owners and for which Tarragon is designated as the manager and the outside owners are given no participating rights, as defined in the Financial Accounting Standard Board’s (“FASB”) Emerging Issues Task Force 96-16 Consensus, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights” (“EITF 96-16”) and EITF 04-5 Consensus, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” All significant intercompany transactions and balances have been eliminated in consolidation.
In December 2003, the FASB issued Interpretation 46-R (“FIN 46R”), “Consolidations of Variable Interest Entities,” an interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements.” FIN 46R changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46R requires a variable interest entity (“VIE”) to be consolidated by a company if that company is exposed to a majority of the expected losses from the VIE’s activities, entitled to receive a majority of the entity’s residual returns, or both. An entity is a VIE if its equity investment at risk is not sufficient to permit it to finance its activities without additional subordinated financial support, if the equity investors do not have controlling financial interest or the equity investors have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. Once an entity is determined to be a VIE, the primary beneficiary must consolidate the VIE into its financial statements. We applied the provisions of FIN 46R to previously existing entities on January 1, 2004.
At December 31, 2006, we have identified seven joint ventures as VIEs, six of which we are the primary beneficiary. These six entities have been consolidated in accordance with FIN 46R. Their assets and liabilities were recorded at carrying value. The six entities consist of one partnership with 25 rental communities with 6,034 apartments, two limited liability companies with rental apartment communities in lease-up, one with 328 units and the other with 90 units, and three limited liability companies engaged in homebuilding, one with a 215-unit age-restricted traditional new development, one with a mixed use condominium and retail project and the other with a 217-unit rental development. The aggregate total assets of the six consolidated VIEs were $436.4 million as of December 31, 2006. Of the total assets, $313.8 million, net of accumulated depreciation of $75.8 million, is classified as rental real estate, and $106.2 million is classified as homebuilding inventory in the accompanying December 31, 2006, Consolidated Balance Sheet. Gross revenue of these VIEs for the year ended December 31, 2006, contributed $21.9 million to homebuilding sales and $62.3 million to rental and other revenue. Of the $525.1 million of debt of these entities at December 31, 2006, $446 million is non-recourse to the general assets of Tarragon.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
The seventh VIE is not consolidated, as we are no longer the primary beneficiary. It is a limited liability limited partnership that acquired a rental apartment community for conversion to condominium homes for sale. The liabilities of this VIE are non-recourse to the general assets of Tarragon.
At December 31, 2005, the aggregate total assets of our VIEs were $410 million. Of the total assets, $316.4 million, net of accumulated depreciation of $64.6 million, was classified as real estate held for investment, and $72.5 million was classified as homebuilding inventory in the accompanying December 31, 2005, Consolidated Balance Sheet. Gross revenue of VIEs for the year ended December 31, 2005, contributed $10.7 million to homebuilding sales and $24.6 million to rental and other revenue.
Use of estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis, the Company reviews its estimates and assumptions. The Company’s estimates were based on its historical experience and various other assumptions that the Company believes to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions.
Reclassification. Homebuilding inventory on the Consolidated Balance Sheet as of December 31, 2005 reflects the reclassification of $19.2 million of contract deposits which had previously been presented in other assets. Loss on extinguishment of debt on the Consolidated Income Statement for the years ended December 31, 2005 and 2004 reflects the reclassification of $34.8 million and $213,000, respectively, of prepayment penalties and write-offs of deferred borrowing costs which had previously been presented in interest expense.
Real estate and depreciation. Rental real estate is carried at cost unless an impairment is determined to exist. We periodically evaluate whether events or changes in circumstances indicate that the carrying value of any of our rental real estate may not be recoverable. This evaluation generally consists of a review of the property’s cash flow and current and projected market conditions, as well as any changes in general and local economic conditions. If an impairment loss exists based on the results of this review, the asset’s carrying value is written down to estimated fair value with a charge against current earnings. See discussion of impairments recorded in 2006, 2005, and 2004 in NOTE 13. “ASSETS HELD FOR SALE”. We capitalize improvements and major rehabilitation projects that increase the value of the respective property and have useful lives greater than one year except for individual expenditures less than $10,000 that are not part of a planned renovation project. Depreciation is provided against rental real estate by the straight-line method over the estimated useful lives of the assets, as summarized in the following table.

Carpet and vinyl flooring	5 years
Appliances and common area upgrades	10 years
Roof replacements	10-15 years
Boiler/HVAC replacements	10-20 years
Plumbing replacements and apartment upgrades	20 years
Building and building improvements	40 years
Properties for which we have implemented a plan of disposal are reclassified to assets held for sale. We cease depreciating these properties in the month following their reclassification to held for sale. These properties remain classified as held for sale until sold or until we discontinue our plan of disposal. We resume depreciating properties reclassified from held for sale in the month of their reclassification, and depreciation expense is adjusted to record depreciation for the time during which the properties were classified as held for sale. Real estate held for sale is carried at the lower of cost or estimated fair value less estimated costs to sell.
We begin depreciating properties transferred from homebuilding inventory to rental real estate in the month of transfer.

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
Homebuilding inventory. Homebuilding inventory consists of land for development, residential construction in progress, condominium conversions, and construction in progress — rental. Land for development includes costs of land acquired and any additional improvement costs to ready land for use. Residential construction in progress includes development costs of new construction of condominiums, townhomes, high- and mid-rise developments intended for sale. Condominium conversions include the acquisition and development costs of condominium conversions in various stages of construction. Construction in progress – rentals include development costs of new construction of rental apartment communities. Homebuilding inventory, including capitalized interest and real estate taxes, is carried at the lower of cost or fair value determined by evaluation of individual projects. Whenever events or circumstances indicate that the carrying value of homebuilding inventory may not be recoverable, the related assets are written down to their estimated fair value less selling costs. In 2006, we recorded impairment charges totaling $21.2 million to write down the carrying values of five of our active condominium conversion projects and two tracts of land. There were no impairment charges recorded in 2005 and 2004. Contract deposits represent deposits made in connection with executing contracts to purchase homebuilding projects.
Warranties. We provide warranties on workmanship and structural integrity in accordance with statutory requirements, which vary by state. Warranty reserves have been established by charging cost of sales and recording a warranty liability. The amounts charged are estimated by management to be adequate to cover expected warranty-related costs under all unexpired warranty obligation periods. Our warranty cost accruals are based upon historical warranty experience taking into consideration the types and locations of the projects.
The following table presents the activity in our warranty liability account included in accounts payable and other liabilities.

	As of December 31,
	2006	2005
Warranty liability at beginning of year	$2,664	$—
Warranty costs accrued and incurred	1,917	2,664
Warranty costs paid	(581)	—

Warranty liability at end of year	$4,000	$2,664

Capitalized interest. We capitalize interest on funds used in constructing property from the date of initiation of construction activities through the time the property is ready for leasing or sale.
The following table is a summary of interest expense, net:

	For the Years Ended December 31,
	2006	2005	2004
Total interest incurred	$113,287	$62,552	$37,320
Debt issued cost amortization	11,334	7,963	2,890
Interest capitalized	(77,189)	(42,605)	(14,193)

Interest expense, net	$47,432	$27,910	$26,017

Previously capitalized interest included in cost of sales	$24,170	$20,017	$8,717

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Cash and cash equivalents. We consider all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.
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
Goodwill. Goodwill was recorded in connection with the acquisitions of Tarragon Realty Advisors and Accord Properties Associates and, until December 31, 2001, was amortized on the straight-line method. In accordance with SFAS No.142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized but rather carried on the balance sheet as a permanent asset and is subject to at least annual assessment for impairment by applying a fair-value-based test. The balance of goodwill was $2.7 million as of December 31, 2006 and 2005. As of December 31, 2006 and 2005, there were no material identifiable intangible assets, other than goodwill.
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
For the criteria that construction must be beyond a preliminary stage, we believe that most developers use a measure of 25% to 50% of construction costs to conclude construction is beyond a preliminary stage. Prior to 2006, when 50% of estimated construction costs had been incurred, we concluded that construction was beyond a preliminary stage. In 2006, we changed our estimate of when construction was beyond a preliminary stage to when 40% of construction costs have been incurred and the exterior structure, including the roof, of the building has been completed. This change in accounting estimate resulted in commencing revenue recognition for One Hudson Park in June 2006 when 46% of estimated construction costs had been incurred, and after the other requirements of revenue recognition under the percentage-of-completion method had been met. The effect of this change in accounting estimate was to increase income from continuing operations and net income in the second quarter of 2006 by $4.1 million, or $0.14 per share and $0.13 per fully diluted share, and to decrease income from continuing operations and net income in the third quarter of 2006 by the same amount.
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
Earnings per common share. Earnings per share of common stock is computed based upon the weighted average number of shares outstanding during each year. All share and per share data have been restated to give effect to the three-for-two stock split on February 10, 2005 and the five-for-four stock split on January 15, 2004. See NOTE 7. “EARNINGS PER COMMON SHARE.”
Fair value of financial instruments. Financial instruments consist primarily of cash and cash equivalents, accounts receivable, contracts receivable, accounts payable and contract retainage, customer deposits, mortgages and notes payable, senior convertible notes and subordinated unsecured notes. For financial instruments other than senior convertible notes and other fixed rate debt, the carrying amounts approximate their fair value because of their short maturity and in some cases because they bear interest at market rates. The estimated fair value of all of our debt was $1.5 billion and $1.4 billion at December 31, 2006 and 2005, respectively.
Stock-based awards. In 2002, we adopted the fair value method defined in SFAS No. 123, “Accounting for Stock-Based Compensation,” in accounting for our stock option plans. Previously we applied the Accounting Principles Board’s Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related Interpretations. We elected to apply SFAS No. 123 prospectively for all options granted or modified since the beginning of 2002, as allowed by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Effective January 1, 2006, we adopted SFAS No. 123(R) “Share-Based Payments,” which

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
replaces SFAS No. 123, using the modified prospective transition method. SFAS No. 123(R) requires that compensation cost relating to share-based payment transactions be recognized in financial statements. Because the fair value recognition provisions of SFAS No. 123 and SFAS No. 123(R) were materially consistent under our stock option plans, the adoption of SFAS No. 123(R) did not have a significant impact on our consolidated financial statements.
The following table illustrates the proforma effect on net income and earnings per common share for the years ended December 31, 2005 and 2004 as if the fair value based method had been applied to all outstanding and unvested awards in each period. For more information about our stock option plans, see NOTE 8. “STOCK-BASED AWARDS.”

	For the Years Ended December 31,
	2005	2004
Net income allocable to common stockholders, as reported	$87,599	$28,614
Add:
Stock-based employee compensation expense included in reported net income, net of income taxes	632	259
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(653)	(280)

Pro forma net income allocable to common stockholders	$87,578	$28,593

Earnings per common share — basic
Net income allocable to common stockholders, as reported and pro forma	$3.39	$1.27

Earnings per common share – assuming dilution
Net income allocable to common stockholders, as reported and pro forma	$2.93	$1.09

The effect on income from continuing operations and cash flows from operations was $21,000 for both of the years ended December 31, 2005 and 2004.
Marketing costs. Marketing costs, including advertising, incurred in connection with newly constructed rental apartment communities in lease-up are deferred and amortized to property operating expenses over the lease-up period. Marketing costs incurred in connection with for-sale communities are deferred and recorded as cost of sales when revenue is recognized. All other advertising costs are recorded to property operating expenses as incurred. Total advertising costs included in property operating expenses were $1.4 million (net of $79,000 included in discontinued operations) in 2006, $1.2 million (net of $297,000 included in discontinued operations) in 2005, and $1.2 million (net of $492,000 included in discontinued operations) in 2004.
Concentrations of credit risks. We maintain cash equivalents in accounts with financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation. We monitor the financial stability of the depository institutions regularly.
Geographic concentration risks. Approximately 89% of our total revenues are generated from our operations in Florida and the Northeast, with our other markets comprising the remaining revenues. Consequently, any

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
significant economic downturn in the Florida and Northeast markets could potentially have an effect on our business, results of operations and financial condition.
Employee benefit plan. We have a defined contribution plan covering substantially all of our employees. Our contributions are 401(k) matches determined based on 100% of the first 3% and 50% of the next 2% of the employee’s salary deferrals. Total plan expense was $586,000 in 2006, $505,000 in 2005, and $382,000 in 2004 and is included in corporate and property general and administrative expenses in the accompanying Consolidated Statements of Income.
Income taxes. Deferred income taxes are provided for temporary differences between amounts recorded in the Consolidated Financial Statements and tax bases of assets and liabilities using current tax rates. Deferred tax assets, including the benefit of net operating loss carryforwards, are evaluated based on whether they are more likely than not to be realized and are reduced by a valuation allowance if deemed necessary.
Comprehensive income. Comprehensive income is comprised of net income from our results of operations and changes in the fair value of derivatives. The components of comprehensive income, net of income taxes, are as follows:

	For the Years Ended December 31,
	2006	2005	2004
Net income	$11,153	$88,498	$29,518
Changes in fair value of derivative, net of income tax benefit	(266)	—	—

Comprehensive income	$10,887	$88,498	$29,518

Derivative instruments and hedging activities. Fundamental to our approach to risk management is the desire to minimize exposure to volatility in interest cost of its variable rate debt, which can impact our earnings and cash flows. On April 10, 2006, we entered into an interest rate swap agreement with a counterparty that is a major financial institution. This agreement effectively fixes the variable rate cash flow on our $60 million subordinated unsecured notes issued March 1, 2006, for 5 years, which minimizes exposure to volatility in interest costs. See NOTE 4. ”MORTGAGES AND NOTES PAYABLE”. The interest rate swap agreement is based on a notional amount of $60 million, a fixed rate of 5.377%, a floating rate index of three month LIBOR and a maturity of April 30, 2011.
We designated and accounted for the interest rate swap as a cash flow hedge in accordance with SFAS No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities.” The effective portion of the gain or loss on a derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The fair value of the interest rate swap agreement was estimated based upon quoted market rates of similar financial instruments and is valued at $(433,000) as of December 31, 2006.
The net change in fair value of $(433,000) is included in other comprehensive income, net of taxes $(266,000), and the related liability is included in other liabilities. Amounts to be received or paid as a result of the swap agreement are recognized as adjustments to interest incurred on the related debt instrument. During the period from inception through December 31, 2006, the interest rate swap agreement was considered an effective hedge and there were no gains or losses recognized in earnings for the hedge ineffectiveness.
New Accounting Pronouncement. In September 2006, the SEC issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued to provide consistency in quantifying financial misstatements.
The methods most commonly used in practice to accumulate and quantify misstatements are referred to as the “rollover” and “iron curtain” methods. The rollover method quantifies a misstatement based on the amount of the error originating in the current year income statement. This method can result in the accumulation of errors on the balance sheet that may not have been material to an individual income statement but may lead to misstatement of one or more balance sheet accounts. The iron curtain method quantifies a misstatement based on the amount of the error in the balance sheet at the end of the current year. This method can result in disregarding the effects of errors in the current year income statement that result from the correction of an error existing in previously issued financial statements. We previously used the rollover method for quantifying financial statement misstatements.
The method established by SAB 108 to quantify misstatements is the “dual approach,” which requires quantification of financial statement misstatements under both the rollover and iron curtain methods.
SAB 108 is effective for the year ended December 31, 2006. As allowed by SAB 108, the cumulative effect of the initial application of SAB 108 has been reported in the carrying amounts of assets and liabilities as of January 1, 2006, with the offsetting balance to retained earnings. Upon adoption, we recorded a decrease of $2.8 million, net of income taxes of $1.7 million, to retained earnings to correct errors arising in 2005. The error corrections included a decrease in homebuilding inventory of $1.5 million and a decrease of $196,000 to investments in and advances to partnerships and joint ventures to record the normal year end adjustments to gross profit on homebuilding projects, a decrease of $84,000 to rental real estate to record an impairment loss, a decrease of $88,000 to other assets to reduce rent receivable for move-out of a commercial tenant, a decrease of $10,000 to other assets to record amortization of deferred borrowing costs, an increase of $2.6 million to accounts payable and other liabilities to record unrecorded liabilities related to property and general and administrative operating expenses identified in our normal year end closing process, and a decrease to income taxes payable of $1.7 million for the related tax effect of these corrections. These adjustments were the result of our year end accounting processes, which result in closing of the books prior to the determination of some immaterial liabilities and the immaterial revision to certain estimates. Additionally, we identified an adjustment for income taxes relating to a transaction occurring in 2005. The adjustment to income taxes was not recorded because we did not initially identify all of the tax characteristics of the transaction. This resulted in an increase in income taxes payable and a decrease in retained earnings for $1.3 million. All of these adjustments were considered immaterial under our previous method of determining materiality.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 2. MINORITY INTERESTS
In February 2000, Tarragon acquired the interests of Robert C. Rohdie and his affiliates in ten apartment communities. Mr. Rohdie, our partner in the development of these projects, contributed his equity interests to Tarragon Development Company, LLC, (“TDC”), an operating entity we formed, in exchange for a preferred interest in TDC of $10 million. Mr. Rohdie joined Tarragon as the president and chief executive officer of Tarragon Development Corporation, a wholly owned subsidiary of Tarragon, and became a member of our board of directors in February 2000.
Mr. Rohdie’s preferred interest in TDC earned a guaranteed return until September 30, 2006, when he converted his preferred interest into 668,096 shares of our common stock and 616,667 shares of our 10% cumulative preferred stock in accordance with the terms of the operating agreement of TDC. Mr. Rohdie received distributions of $770,366, $623,556 and $421,889 in 2006, 2005 and 2004, respectively, in payment of his guaranteed return.
During 2006, we purchased the interests of our outside partners in two separate consolidated entities. In January 2006, we acquired the 15% outside member’s interest in Adams Street Development, L.L.C. for $1.7 million. In April 2006, we purchased the 15% interests of the outside member in Block 99/102 Development, L.L.C. for $5 million.
During 2005, we purchased the interests of our outside partners in eight consolidated separate entities. In January 2005, we acquired our partners’ interests in One Las Olas, Ltd., 100 East Las Olas, Ltd., East Las Olas, Ltd., and Metropolitan Sarasota, Ltd. for $14.8 million. In April 2005, we purchased the 30% outside member’s interest in Fenwick Tarragon Apartments, L.L.C. for $1 million. In May 2005, we purchased the 30% outside partners’ interest in Guardian-Jupiter Partners, Ltd., for $5 million. We purchased the 30% outside member’s interest in Summit/Tarragon Murfreesboro, L.L.C. for $1.5 million in September 2005. Lastly, also in September 2005, we purchased the 30% outside member’s interest in Lake Sherwood Partners, L.L.C. for $3.4 million. The excess of the aggregate $11.9 million purchase prices over the carrying amounts of the minority interests was capitalized to the basis of the properties.
In July 2004, we purchased the preferred interests of our outside partner in Antelope Pines Estates, L.P., and Woodcreek Garden Apartments, L.P. for $9.5 million. We sold Antelope Pines in December 2004 and Woodcreek Garden in January 2005. In accordance with SFAS No. 144, the operating results of these properties, along with the gains on sale, have been presented in discontinued operations for all periods presented in the accompanying Consolidated Statements of Income. See NOTE 13. “ASSETS HELD FOR SALE.”

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 3. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES
Investments in and advances to partnerships and joint ventures consisted of the following at December 31:

			Carrying Amount
	Profits Interest		2006	2005
801 Pennsylvania Avenue	50	% (1)	$—	$—
Choice Home Financing, L.L.C	50%		333	425
Delaney Square, L.L.C	50%		—	—
Hoboken joint ventures:
900 Monroe Street Development, L.L.C.	63%		4,261	4,134
Block 106 Development, L.L.C	63%		5,972	11,228
Block 99/102 Development, L.L.C	70	% (2)	—	13,108
Block 102 Development, L.L.C	48%		3,069	2,848
Block 103 Development, L.L.C	55%		2,160	—
Block 112 Development, L.L.C	63%		11,134	10,918
Block 114 Development, L.L.C	55%		3,767	—
Block 144 Development, L.L.C	63%		2,273	4,026
TDC/Ursa Hoboken Sales Center, L.L.C.	48%		1,570	1,455
Thirteenth Street Development, L.L.C.	50%		—	—
Upper Grand Realty, L.L.C	50%		—	—
Keane Stud, L.L.C	50%		7,795	—
LOPO, L.P.	50%		11,953	6,251
Merritt Stratford, L.L.C	50%		325	256
Orchid Grove, L.L.C	50%		6,279	2,774
Orion Towers Tarragon, L.L.P.	70	% (3)	—	15,662
Park Avenue at Metrowest, Ltd.	50%		—	4,363
Shefaor/Tarragon, LLLP	29	% (4)	—	—
Tarragon Calistoga, L.L.C	80%		632	632

			$61,523	$78,080

(1)	In September 2006, we sold our interest in 801 Pennsylvania Avenue for $4.1 million.

(2)	This entity was consolidated in the second quarter of 2006 upon the acquisition of the 15% interest of one of our partners.

(3)	Due to a change in control of the partnership, we began consolidating this entity in the first quarter of 2006.

(4)	Due to a restructuring of the ownership in 2006, we no longer control this joint venture and ceased consolidating it in July 2006.
We account for our investments in these partnerships and joint ventures using the equity method when we hold noncontrolling interests or our outside partners have significant participating rights, as defined in EITF 96-16 and EITF 04-5, or we are not the primary beneficiary as defined under FIN 46R.
Loan Guarantees for Unconsolidated Partnerships and Joint Ventures. We have guaranteed one construction loan, one condominium conversion loan, and three land loans of five unconsolidated joint ventures as of December 31, 2006 and 2005. The aggregate fully funded amount of these five loans is $92.7 million. At December 31, 2006, we guaranteed the aggregate outstanding balance of $69.8 million. At December 31, 2005, we guaranteed $89.9 million of the $93.4 million outstanding on that date. At December 31, 2006 and 2005, we have recorded liabilities totaling $2.1 million, which are presented in other liabilities in the accompanying Consolidated Balance Sheet, in connection with these guarantees.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 3. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES (Continued)
Below are summarized financial data for Park Avenue Metrowest, LLC (“Park Avenue Tarragon”) individually and combined for our other unconsolidated partnerships and joint ventures, as listed above, that are not individually significant as of and for the periods indicated.

	Park Avenue		All
	Tarragon	Other	Partnerships
December 31, 2006
Homebuilding inventory	$387	$197,784	$198,171
Real estate under development	—	3,712	3,712
Other assets, net	652	12,717	13,369
Notes payable (3)	—	(147,788)	(147,788)
Other liabilities	(945)	(13,498)	(14,443)

Partners’ capital	$94	$52,927	$53,021

Our proportionate share of partners’ capital (deficit)	$(3,945)	$43,531	$39,586
Cash distributions in excess of investment	—	9,625	9,625
Liability established for excess distributions	3,806	1,628	5,434
Liability established for debt guarantees	—	2,058	2,058
Loan to partnership	—	3,342	3,342
Costs associated with investment in joint ventures	139	1,339	1,478

Investments in and advances to partnerships and joint ventures	$—	$61,523	$61,523

Year Ended December 31, 2006
Homebuilding sales	$23,743	$40,166	$63,909
Cost of homebuilding sales	(19,053)	(39,701)	(58,754)
Mortgage banking income	—	1,722	1,722
Depreciation expense	—	(68)	(68)

Income from continuing operations	4,690	2,119	6,809
Discontinued operations (1)	—	4,316	4,316

Net income	4,690	6,435	11,125
Elimination of interest and management fees paid to Tarragon	4	189	193

Net income before interest and management fees paid to Tarragon	$4,694	$6,624	$11,318

Equity in income of partnerships and joint ventures:
Tarragon’s share of net income before interest and management fees paid to Tarragon	$2,545	$4,996	$7,541
Cash distributions in excess of investment	—	9,625 (2)	9,625

Equity in income of partnerships and joint ventures	$2,545	$14,621	$17,166

(1)	Includes $4.1 million in proceeds received from the sale of our interest in 801 Pennsylvania Avenue.

(2)	Represents distributions received in excess of our investment balance in Shefaor/Tarragon, LLLP. This partnership is no longer consolidated as of July 2006.

(3)	Includes $3.5 million note payable to us from one of our joint ventures.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 3. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES (Continued)

	Park Avenue		All
	Tarragon	Other	Partnerships
December 31, 2005
Homebuilding inventory	$15,323	$182,310	$197,633
Rental real estate	—	14,097	14,097
Accumulated depreciation	—	(7,573)	(7,573)
Other assets, net	9,921	16,580	26,501
Notes payable	—	(114,092)	(114,092)
Other liabilities	(5,234)	(16,640)	(21,874)

Partners’ capital	$20,010	$74,682	$94,692

Our proportionate share of partners’ capital	$9,987	$52,616	$62,603
Undistributed cash collected on behalf of partnership	(6,665)	—	(6,665)
Liability established for excess distributions	—	13,274	13,274
Liability established for debt guarantees	—	2,070	2,070
Costs associated with investment in joint ventures	1,041	5,757	6,798

Investments in and advances to partnerships and joint ventures	$4,363	$73,717	$78,080

Year Ended December 31, 2005
Homebuilding sales	$130,440	$100,366	$230,806
Cost of homebuilding sales	(91,863)	(70,986)	(162,849)
Rental revenue	—	11,570	11,570
Mortgage banking income	—	916	916
Property and other operating expenses	—	(5,097)	(5,097)
Interest expense	—	(4,553)	(4,553)
Depreciation expense	—	(1,906)	(1,906)

Income from continuing operations	38,577	30,310	68,887
Discontinued operations
Loss from operations (1)	—	(263)	(263)
Loss on sale of real estate	—	(350)	(350)

Net income	38,577	29,697	68,274
Elimination of interest and management fees paid to Tarragon	132	377	509

Net income before interest and management fees paid to Tarragon	$38,709	$30,074	$68,783

Equity in income of partnerships and joint ventures:
Tarragon’s share of net income before interest and management fees paid to Tarragon	$18,507	$11,008	$29,515
Cash distributions in excess of investment	—	88	88

Equity in income of partnerships and joint ventures	$18,507	$11,096	$29,603

(1)	Revenue presented in discontinued operations was $172,000.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 3. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES (Continued)

All Partnerships
Year Ended December 31, 2004

Homebuilding sales	$95,031
Cost of homebuilding sales	(65,681)
Rental revenue	15,073
Property and other operating expenses	(6,749)
Interest expense	(5,341)
Depreciation expense	(2,676)

Income from continuing operations	29,657
Discontinued operations
Loss from operations (1)	(872)
Gain on sale of real estate	2,604

Net income	31,389
Elimination of interest and management fees paid to Tarragon	410

Net income before interest and management fees paid to Tarragon	$31,799

Equity in income of partnerships and joint ventures:

Tarragon’s share of net income before interest and management fees paid to Tarragon	$16,355
Impairment loss	(1,162)

Equity in income of partnerships and joint ventures	$15,193

(1)	Revenue presented in discontinued operations was $1.7 million.
NOTE 4. MORTGAGES AND NOTES PAYABLE
Mortgages and notes payable consisted of the following at December 31:

	2006	2005
Land for development	$31,586	$69,236
Residential construction in progress	129,585	91,751
Condominium conversions	227,137	547,524
Construction in progress — rentals	135,519	6,649
Rental real estate	824,104	521,935
Other notes payable	39,800	11,143
Senior convertible notes	5,750	5,750
Subordinated unsecured notes	125,000	65,000
Mortgages and notes payable presented in liabilities related to assets held for sale	24,663	52,446

	$1,543,144	$1,371,434

Mortgages and notes payable at December 31, 2006, bear interest at fixed rates from 1% to 12% per annum and variable rates currently ranging from 6.3% to 14.2% and mature from 2007 through 2051. The loans are generally nonrecourse, with the exception of construction loans, and are collateralized by deeds of trust on real estate with an aggregate net carrying value of $1.2 billion. Some of our construction loans contain certain financial covenants. At December 31, 2006, we were in compliance with the financial covenants under our debt agreements, or we had secured waivers of non-compliance.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 4. MORTGAGES AND NOTES PAYABLE (Continued)
On June 15, 2005, we issued $40 million of subordinated unsecured notes due June 30, 2035. The notes bear interest, payable quarterly, at 8.71% through June 30, 2010, and afterwards at a variable rate equal to LIBOR plus 4.4% per annum. The notes are prepayable after June 30, 2010 at par. On September 12, 2005, we issued an additional $25 million of subordinated unsecured notes due October 30, 2035. The notes bear interest, payable quarterly, at 8.79% through October 30, 2010, and afterwards at a variable rate equal to LIBOR plus 4.4% per annum. The notes are prepayable after October 30, 2010 at par. On March 1, 2006, we issued an additional $60 million of unsecured subordinated notes due March 1, 2036. These notes bear interest at 400 basis points over 30-day LIBOR, with interest payable quarterly (9.32% at December 31, 2006). These notes are prepayable after April 30, 2011, at par. In April 2006, we entered into an interest rate swap agreement to effectively convert the variable rate on this $60 million to fixed-rate debt. See further discussion in NOTE 1. “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES”. As of December 31, 2006, the outstanding principal balance of these three series of unsecured subordinated notes was $125 million. These notes contain a debt service coverage ratio requirement and a minimum net worth requirement. We are in compliance with both of these financial covenants as of December 31, 2006.
In 2004, we completed the sale of $62 million principal amount of 8% Senior Convertible Notes Due 2009 (the “Notes”). The Notes are general, senior, unsecured obligations of Tarragon, bear interest at 8% per annum and are convertible into our common stock at a conversion rate of 81.6993 shares per $1,000 in principal amount of Notes (equal to a conversion price of $12.24 per share of our common stock), subject to adjustment in certain instances. During 2005, we converted $56.25 million of the Notes into 4.6 million shares of common stock. In connection with this conversion, we paid a premium of $4.3 million and wrote off $2.9 million of deferred financing expenses. The outstanding balance of remaining senior convertible notes is $5.8 million at December 31, 2006.
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
Other notes payable as of December 31, 2006 consist of $4.4 million of unsecured loans and $25 million outstanding under a bank line of credit secured by mortgages on one of our consolidated joint venture properties. Advances under the line of credit bear interest at 200 basis points over 30- day LIBOR (7.32% at December 31, 2006). Payments of interest only are due monthly, with all outstanding principal and interest due in April 2007. We obtained a waiver of non-compliance with the financial covenant contained in this loan as of December 31, 2006, through the maturity date from the lender. As of December 31, 2006, we also have a $10.4 million outstanding balance on our $30 million unsecured line of credit with affiliates of Mr. Friedman. For the terms of the line of credit with affiliates of Mr. Friedman, see NOTE 9. “RELATED PARTY TRANSACTIONS.”

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 4. MORTGAGES AND NOTES PAYABLE (Continued)
At December 31, 2006, scheduled principal payments on mortgages and notes payable are due as follows:

2007	$318,734
2008	422,569
2009	156,621
2010	33,202
2011	3,887
Thereafter	608,131

$1,543,144

NOTE 5. COMMON STOCK REPURCHASE PROGRAM
The board of directors has authorized a common stock repurchase program. In 2006, 2005, and 2004, Tarragon repurchased an aggregate of 1,789,797 shares of its common stock in open market and negotiated transactions at a cost of $29.5 million. Our cumulative cost of common stock repurchases is $50 million. As of December 31, 2006, Tarragon had authorization to repurchase an additional 72,288 common shares.
NOTE 6. 10% CUMULATIVE PREFERRED STOCK
Our outstanding 10% cumulative preferred stock pays a fixed dividend of $1.20 per year, payable quarterly, and has a liquidation value of $12 per share. We may redeem our preferred stock at any time after June 30, 2003 at the liquidation value plus a premium of $0.50 per share, which declines by $0.10 per share each year thereafter. No mandatory redemption or “sinking fund” is required. We issued 616,667 shares of 10% cumulative preferred stock in September 2006 in connection with the conversion of a convertible preferred interest in a consolidated joint venture. See NOTE 2. “MINORITY INTERESTS.”

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. EARNINGS PER COMMON SHARE
Earnings per common share have been computed based on the weighted average number of shares of common stock outstanding. Following is a reconciliation of earnings per common share — basic and earnings per common share – assuming dilution. The information has been restated to give effect to the three-for-two stock split in February 2005 and the five-for-four stock split in January 2004.

	For the Years Ended December 31,
	2006	2005	2004
Net income allocable to common stockholders, as reported	$10,182	$87,599	$28,614
Add:
Interest expense on convertible notes, net of income taxes	—	6,757	918

Net income allocable to common stockholders— assuming dilution	$10,182	$94,356	$29,532

Weighted average shares of common stock used in computing earnings per share	28,295,534	25,823,431	22,528,561
Convertible preferred interest of minority partner in consolidated joint venture	—	668,096	668,096
Convertible notes	—	3,404,846	1,313,008
Effect of stock appreciation rights	—	97,152	7,529
Effect of stock options	—	2,202,790	2,530,179

Weighted average shares of common stock used in computing earnings per share – assuming dilution	28,295,534	32,196,315	27,047,373

Earnings per common share
Net income allocable to common stockholders — basic	$.36	$3.39	$1.27

Net income allocable to common stockholders— assuming dilution	$.36	$2.93	$1.09

The convertible preferred interest of minority partner in consolidated joint venture represents the preferred interest of Mr. Rohdie in a joint venture we consolidate. Mr. Rohdie converted this interest into common and preferred stock of Tarragon in September 2006. See NOTE 2. “MINORITY INTERESTS.” For the year ended December 31, 2006, the weighted average effect of his interest was convertible into 501,072 shares. However, their effect is not reflected in weighted average shares of common stock outstanding – assuming dilution because their effect is antidilutive due to a loss from continuing operations allocable to common stockholders.
On a weighted average basis, options to purchase 1,819,473 shares of common stock at a price of $5.94 were outstanding during 2006. However, their effect is not reflected in weighted average shares of common stock outstanding – assuming dilution because their effect is antidilutive due to a loss from continuing operations allocable to common stockholders.
On a weighted average basis, 60,783 stock appreciation rights were outstanding during 2006, but were not reflected in the computation of weighted average shares of common stock outstanding – assuming dilution because their effect was antidilutive due to a loss from continuing operations allocable to common stockholders.
In 2006, our senior convertible notes were convertible into 469,771 shares of our common stock. However, their effect is not reflected in weighted average shares of common stock outstanding – assuming dilution because their effect is antidilutive due to a loss from continuing operations allocable to common stockholders.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. EARNINGS PER COMMON SHARE (Continued)
On a weighted average basis, options to purchase 2,858,468 shares of common stock at a price of $5.94 in 2006, 2,760,180 shares of common stock at a price of $4.25 in 2005, and 4,435,494 shares of common stock at a price of $4.07 in 2004 were outstanding. During 2006, the effect of 231,199 stock options with exercise prices above the market price of our common stock is not reflected because their effect is anti-dilutive. During 2005, the effect of 16,146 stock options with exercise prices above the market price of our common stock is not reflected because their effect is anti-dilutive. During 2004, the exercise prices of all options were less than the average market price of our common stock.
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
On June 14, 2004, our stockholders approved the adoption of an Omnibus Plan for employee and director options and stock-based awards. Under this Plan, we have a maximum of two million shares of common stock available for issuance, including an aggregate of one million shares of common stock that are available for issuance of awards other than stock options. The Plan authorizes the award of incentive stock options and non-qualified stock options to our employees and directors, as well as restricted or unrestricted stock awards or stock units; dividend equivalent rights; other stock based awards, including stock appreciation rights payable in stock or cash; and performance based and annual incentive awards. As of December 31, 2006, there were 1,191,293 shares of common stock available for grant under the Omnibus Plan.
Stock-based compensation expense recognized under SFAS 123(R), “Share-Based Payments,” for the years ended December 31, 2006, 2005,and 2004 was approximately $973,000, $632,000 and $263,000, respectively, net of income taxes. As of December 31, 2006, there was approximately $2.4 million of total unrecognized compensation cost related to nonvested share options, which are expected to be amortized over the weighted average life of 2.56 years.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 8. STOCK-BASED AWARDS (Continued)
The following table summarizes stock option activity:

	For the Years Ended December 31,
	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Prices	Options	Prices	Options	Prices
Outstanding at January 1	2,721,767	$4.48	4,150,959	$4.06	5,533,843	$3.93
Granted	385,500	18.40	70,125	22.96	128,619	8.46
Exercised	(246,194)	3.67	(1,457,349)	3.81	(1,494,121)	3.93
Forfeited	(144,494)	9.93	(41,968)	7.27	(17,382)	7.58

Outstanding at December 31	2,716,579	$5.91	2,721,767	$4.48	4,150,959	$4.06

Exercisable at December 31	2,220,119	$4.06	2,307,752	$3.68	3,489,946	$3.73

Weighted average grant-date fair value of options granted		$7.90		$6.30		$2.96

The following table summarizes SARS activity:

	For the Years Ended December 31,
	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	SARs	Prices	SARs	Prices	SARs	Prices
Outstanding at January 1	323,796	$13.74	105,300	$8.75	—	$—
Granted	4,000	14.13	311,000	15.78	105,300	8.75
Exercised	(43,149)	11.79	(88,150)	15.37	—	—
Forfeited	(2,370)	14.57	(4,354)	23.07	—	—

Outstanding at December 31	282,277	$14.05	323,796	$13.74	105,300	$8.75

Exercisable at December 31	123,427	$14.06	35,650	$10.28	7,800	$8.65

Weighted average grant-date fair value of SARs granted		$3.00		$3.49		$2.52

The aggregate intrinsic value as of December 31, 2006 of vested options was $29.5 million and $27,500 for vested SARS.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 8. STOCK-BASED AWARDS (Continued)
A summary of the status of nonvested stock options as of December 31, 2006, 2005 and 2004 is presented below:

	For the Years Ended December 31,
	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Options	Fair Value	Options	Fair Value	Options	Fair Value
Nonvested at January 1	414,015	$5.08	661,013	$4.80	742,773	$4.67
Granted	371,500	7.92	52,123	6.64	108,929	5.21
Vested	(152,687)	6.64	(260,906)	4.91	(169,414)	4.77
Forfeited	(136,368)	7.19	(38,215)	4.95	(21,275)	5.90

Nonvested at December 31	496,460	$7.29	414,015	$5.08	661,013	$4.80

A summary of the status of nonvested stock appreciation rights (“SARS”) as of December 31, 2006, 2005 and 2004 is presented below:

	For the Years Ended December 31,
	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	SARS	Fair Value	SARS	Fair Value	SARS	Fair Value
Nonvested at January 1	288,146	$3.12	97,500	$3.30	—	$—
Granted	1,500	3.14	228,301	3.09	97,500	3.30
Vested	(129,716)	3.14	(37,500)	3.12	—	—
Forfeited	(1,080)	2.80	(155)	2.80	—	—

Nonvested at December 31	158,850	$3.12	288,146	$3.12	97,500	$3.30

The fair value of each option and SAR is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Years Ended December 31,
	2006	2005	2004
Dividend yield	.29%	—	—
Expected volatility	31%	21%	22%
Risk-free interest rate	4.79%	3.64%	4.21%
Expected lives (in years)	7.79	4.62	6.58
Forfeitures	1.8%	1.8%	1.8%

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 8. STOCK-BASED AWARDS (Continued)
The following table summarizes information about the options outstanding at December 31, 2006:

	Outstanding			Exercisable
		Weighted			Weighted
Range of		Average	Weighted		Average	Weighted
Exercise		Contractual	Average		Contractual	Average
Prices	Options	Life	Exercise Price	Options	Life	Exercise Price
$2.39-3.53	1,474,026	3.60	$3.16	1,473,840	3.60	$3.16
4.24-5.42	765,928	4.64	4.69	641,363	4.48	4.68
7.47-8.89	90,375	6.99	8.45	58,875	7.00	8.44
9.13-18.78	173,250	8.76	13.95	18,075	7.67	10.81
20.46-25.32	213,000	8.89	21.68	27,966	8.73	23.44

$2.39-25.32	2,716,579	4.75	$5.91	2,220,119	4.04	$4.06

The following table summarizes information about the SARs outstanding at December 31, 2006:

	Outstanding			Exercisable
		Weighted			Weighted
Range of		Average	Weighted		Average	Weighted
Exercise		Contractual	Average		Contractual	Average
Prices	SARs	Life	Exercise Price	SARs	Life	Exercise Price
$8.47-13.16	124,480	7.97	$10.78	51,960	7.99	$10.49
16.33-19.97	156,897	8.07	16.61	70,567	8.08	16.57
21.20-23.63	900	8.45	22.59	900	8.45	22.59

$8.47-23.63	282,277	8.03	$14.05	123,427	8.04	$14.06

In 2006, we granted restricted stock awards for 284,821 shares of stock to employees and 3,500 shares of stock to directors under the Omnibus plan. The director grants were immediately vested but subject to the directors’ agreement not to sell as long as the director remains on our board of directors. The fair value of the 3,500 shares issued to directors was $66,000 on the grant date. The restricted stock awards issued to employees vest in one year, and there are no restrictions on trading upon vesting. The fair value of the 284,821 shares was $4 million on the grant dates. In January 2007, we granted options to purchase 14,000 shares of stock to employees and 3,500 shares of stock to directors under the Omnibus Plan, all of which were immediately exercisable.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 9. RELATED PARTY TRANSACTIONS
With the approval of our board of directors, affiliates of William S. Friedman and his wife, Lucy N. Friedman made a $30 million unsecured line of credit available to us in 2006. This unsecured loan replaced a two year $20 million revolving line of credit that Mr. and Mrs. Friedman made available to us in 2005 and 2004. Advances under this line of credit bear interest at LIBOR plus 1% per annum or the lowest rate at which credit is offered to us by an institutional lender (6.32% at December 31, 2006). Payments of interest only are due on demand but no more frequently than monthly, with all outstanding principal and interest due at maturity in January 2008. As of December 31, 2006, the outstanding amount under this loan was $10.4 million. We incurred interest on these lines of credit of $602,000 in 2006, $49,000 in 2005, and $12,000 in 2004. In March 2007, the line of credit was increased to $40 million.
In 2003, as an accommodation to us, Mr. and Mrs. Friedman and their affiliates pledged approximately 1.2 million shares of Tarragon common stock as partial security for a line of credit with a bank. The line of credit was repaid in full in January 2006 and the pledged stock held as collateral was subsequently released.
We received property and asset management fees totaling $69,000 in 2006, $10,000 in 2005 and $14,000 in 2004 and loan origination fees of $156,000 in 2006 from real estate partnerships controlled by Mr. Friedman.
We provide asset and property management services for certain properties owned by partnerships and joint ventures. We received management fees of $193,000 in 2006, $504,000 in 2005, and $447,000 in 2004 from properties accounted for by the equity method and recognized as income $78,000, $132,000, and $66,000 for the portion of the fee allocable to our joint venture partners. The remaining portion of the fees was treated as a return of our investment. From our consolidated joint ventures, we received management fees of $1.9 million in 2006, $1.6 million in 2005, and $1.4 million in 2004, all of which were eliminated in consolidation.
In 2006, Robert C. Rohdie, president and chief executive officer of TDC, converted his preferred interest in TDC into 668,096 shares of our common stock and 616,667 shares of our 10% cumulative preferred stock. See NOTE 2. “MINORITY INTERESTS”.
Our partners in Ansonia Apartments, LP and Tarragon Calistoga, L.L.C. include certain directors and officers of Tarragon.
We recognized income of $61,000 in 2004 in connection with development and construction of one of our homebuilding projects in which outside partners hold an interest. The income represents the portion of a developer’s fee allocable to the outside partners’ interest.
We received interest income of $447,000 in 2006, $431,000 in 2005, and $300,000 in 2004 from a $5 million revolving loan to one of our unconsolidated joint ventures. Of the interest received, we recognized $247,000 in 2006, $242,000 in 2005 and $100,000 in 2004 for the portion of interest allocable to our joint venture partner. Interest accrues monthly at a rate of 20% and matures in June 2007. As of December 31, 2006, the outstanding balance is $3.4 million.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 10. INCOME TAXES
The provision for income taxes related to continuing operations consists of the following:

	For the Years Ended December 31,
	2006	2005	2004
Current:
Federal	$(7,557)	$11,078	$749
State	(1,000)	836	356

	(8,557)	11,914	1,105

Deferred:
Federal	7,854	14,849	(2,739)
State	1,029	1,379	(55)

	8,883	16,228	(2,794)

Income tax expense	$326	$28,142	$(1,689)

A reconciliation of income taxes computed for continuing operations to actual income tax expense (benefit) follows:

	For the Years Ended December 31,
	2006	2005	2004
Income (loss) from continuing operations before taxes	$(711)	$73,960	$33,801
Statutory Federal income tax rate	35%	35%	35%

Income taxes at statutory rate	(249)	25,886	11,830
State income taxes, net of Federal benefit	(23)	2,363	989
Adjustment to correct deferred tax liabilities	—	—	2,112
Change in valuation allowance	560	—	(16,396)
Other	38	(107)	(224)

Income tax provision (benefit) from continuing operations	$326	$28,142	$(1,689)

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 10. INCOME TAXES (Continued)
The following table discloses the components of the deferred tax amounts at December 31, 2006 and 2005:

	December 31,
	2006	2005
Deferred tax assets — temporary differences:
Outside basis in partnership assets	$6,806	$6,298
Minority interests	6,929	5,806
Allowance for losses	623	623
Prepaid rent	—	101
Deferred revenue	2,436	2,040
Accrued benefits	1,732	1,899
Warranty reserves	1,530	—
Accrued settlements	1,033	560
Stock-based awards	1,024	461
Other	10	5

Total deferred tax assets — temporary differences	22,123	17,793

Net operating loss carryforward	18,636	—
Alternative minimum tax credit carryforward	3,232	—
Less: valuation allowance	(560)	—

Total deferred tax assets	43,431	17,793

Deferred tax liabilities — temporary differences:
Distributions from partnerships and joint ventures in excess of basis	1,044	852
Homebuilding inventory	38,315	—
Investments in partnerships and joint ventures	28,635	37,523
Real estate	4,022	6,153
Remediation costs	3,901	—
Prepaid insurance	1,811	720
Straight-line rent	140	281
Prepaid rent	139	—

Total deferred tax liabilities	78,007	45,529

Net deferred tax liabilities	$(34,576)	$(27,736)

At December 31, 2005, we had Federal net operating loss carryforwards (NOLs) of approximately $50.1 million expiring in 2026. In 2006, we established a valuation allowance of $560,000 against a deferred tax asset for NOLs that have limitations on their use.
NOTE 11. RENTALS UNDER OPERATING LEASES
Tarragon’s rental operations include the leasing of office buildings and shopping centers subject to leases with terms greater than one year. The leases thereon expire at various dates through 2014. The following is a schedule of future minimum rentals to be received on non-cancelable operating leases as of December 31, 2006:

2007	$4,639
2008	3,951
2009	3,506
2010	2,910
2011	1,973
Thereafter	728

$17,707

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 12. COMMITMENTS AND CONTINGENCIES
In April 2003, in connection with renovations at Pine Crest Village at Victoria Park, our contractor disturbed asbestos-containing materials. These actions were subsequently investigated by the Environmental Protection Agency and the United States Attorney for the Southern District of Florida for possible violations of federal criminal laws. On April 25, 2006, the United States Attorney filed a criminal information charging Tarragon Management, Inc. (“TMI”) with one felony count for failure to comply with Clean Air Act Work Practice Standards for Asbestos in the United States District Court for the Southern District of Florida. Pursuant to an agreement with the United States Attorney, TMI entered a plea of guilty to such charge on June 19, 2006, and agreed to pay fines and community service payments totaling $1 million for the offense. TMI also agreed to institute an environmental compliance program and was placed on five years probation with the right to seek an early termination after three years of documented compliance with the program. The United States Attorney filed separate but identical charges against the contractor, and one current and one former employee of Tarragon with oversight responsibility for the Pine Crest condominium conversion, each of whom also subsequently entered a plea of guilty to the charges against them. We have incurred legal and other professional fees and costs of relocation of residents in connection with this matter of $872,000 to date.
In December 2004, we were notified by our general liability insurer that it was withdrawing coverage for Orlando Central Park Tarragon, LLC, one of our subsidiaries, in connection with a negligence action pending in state court in Florida for personal injuries and damages allegedly suffered by the plaintiff as a result of the use by the outside property management company of an insecticide at the property. We are unable to estimate the amount of any loss that might result from this matter at this time.
We have received statutory notices from the homeowners’ associations of five of our recently completed projects in Florida claiming construction defects. We are unable to estimate the amount of any loss that might result from these claims at this time.
We have contract disputes with general contractors of two of our recently completed projects. Both of these matters are currently in arbitration, in accordance with the terms of the respective contracts. We are unable to estimate the amount of any loss that may result from these matters at this time.
We were notified by the homeowners’ association of one of our recently completed condominium conversion projects of discrepancies in the size and configuration of certain of the units from that described in the property’s declaration of condominium. We are currently assessing the extent of the discrepancies and the action needed to correct the declaration of condominium. We are unable to determine the extent of any loss that might result from this matter at this time.
We are also party to various other claims and routine litigation arising in the ordinary course of business.
Firm contracts to purchase real estate for homebuilding activities include a $14.7 million purchase of land and an existing warehouse where we plan to develop a 120-unit condominium and retail development. Firm contracts also include contracts to purchase 16 sites that are part of an assemblage in Montville and Uncassville, Connecticut, for our planned Mohegan Hill project for a total of $40.5 million.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 12. COMMITMENTS AND CONTINGENCIES (Continued)
The following is a schedule of future minimum lease payments due on leases for equipment and office space occupied by us that expire at various dates through 2016.

Office Space and
Equipment
2007	$2,241
2008	2,072
2009	1,528
2010	1,320
2011	1,075
Thereafter	6,173

$14,409

NOTE 13. ASSETS HELD FOR SALE
Pursuant to a strategic plan announced in March 2005, we sold 24 commercial properties and apartment communities in 2005 and 2006. The remaining rental real estate properties we intend to sell are classified as assets held for sale as of December 31, 2006, and their results of operations, along with the results of operations of the properties sold, are presented in discontinued operations. During 2006, we reclassified one apartment community with a net carrying value of $3.5 million and one commercial property with a net carrying value of $1.6 million from assets held for sale to rental real estate because we decided not to sell them. Results of operations for these two properties are presented in continuing operations for all periods presented.
Assets held for sale and liabilities related to assets held for sale in the accompanying Consolidated Balance Sheets include the following:

	December 31,
	2006	2005
Rental real estate (net of accumulated depreciation of $12,940 in 2006 and $26,853 in 2005)	$32,698	$60,713
Other assets, net	1,833	2,808

	$34,531	$63,521

Mortgages and notes payable	$24,663	$52,446
Other liabilities	925	2,225

	$25,588	$54,671

The December 31, 2006, amounts include balances related to one apartment community and four commercial properties we either have under contract of sale or are actively marketing for sale. The December 31, 2005, amounts include balances related to five apartment communities and nine commercial properties.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 13. ASSETS HELD FOR SALE (Continued)
In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” operating results for properties sold or for which we have implemented plans of disposal have been reported in discontinued operations. Discontinued operations for the years ended December 31, 2006, 2005, and 2004, include the operations of properties sold since the beginning of 2004 and five properties held for sale as of December 31, 2006, which were previously reported in the Real Estate Services Business. The results of these operations were as follows:

	For the Years Ended December 31,
	2006	2005	2004
Rental revenue	$9,889	$27,540	$39,168
Property operating expenses	(6,528)	(16,986)	(22,162)
Interest expense	(2,491)	(6,813)	(8,930)
Depreciation expense	(289)	(735)	(7,871)
Impairment charges	(810)	(1,438)	(400)

Income (loss) from operations before income taxes	(229)	1,568	(195)
Income tax (expense) benefit	88	(597)	76

Income (loss) from operations	$(141)	$971	$(119)

Gain on sale of real estate before income taxes	19,969	67,326	17,988
Income tax expense	(7,638)	(25,617)	(7,038)

Gain on sale of real estate	$12,331	$41,709	$10,950

In 2006, we recorded an impairment charge of $810,000 to reduce the carrying values of two properties in our rental real estate portfolio to their estimated fair value less estimated costs of sale. In 2005, we recorded a total of $1.4 million in impairment charges after entering into contracts for sale for four properties, reducing their carrying values to the sale price less estimated costs of sale. In 2004, we recorded an impairment charge of $400,000 to reduce the carrying value of a shopping center to its estimated fair value less estimated costs of sale.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 14. SEGMENT REPORTING
Our business is divided into two principal segments – Homebuilding and Real Estate Services. Our activities in Homebuilding encompass the development of new mid-rise or high-rise condominiums and town homes for sale to residents, condominium conversions of existing apartment communities, land development and sale, and development of new rental properties, primarily apartment communities.
Homebuilding. We measure the performance of Homebuilding primarily by gross profit from home sales. Our active for-sale communities at December 31, 2006, include the following:

Remaining Homes
Community	or Home Sites

High-and mid-rise developments (1)	866
Townhome and traditional new developments	981
Condominium and townhome conversions	2,586
Land development	127

4,560

(1)	We have recognized revenue from the sale of 140 homes that have not yet been delivered for two projects under the percentage of completion method as of December 31, 2006.
Also included in Homebuilding at December 31, 2006, are one rental community with 360 apartments in reposition, five rental communities with 1,415 apartments under development, and two recently completed apartment communities with 508 units in lease-up. Three of the properties under development with 930 apartments are held by the Real Estate Services Business. Following the proposed spin-off as discussed in NOTE 16. “SUBSEQUENT EVENT”, the Real Estate Services Business will engage the Homebuilding Business to complete construction of these properties for a free.
Real Estate Services. This segment includes rental properties under development, in lease-up, and with stabilized operations. We consider a property stabilized when development or renovation is substantially complete and recurring operating income exceeds operating expenses and debt service. At December 31, 2006, we owned 8,376 consolidated stabilized apartments. We also had consolidated commercial properties with 539,000 square feet of space. The results of operations of one consolidated apartment community with 172 units and four consolidated commercial properties with 383,000 square feet that are held for sale have been presented in discontinued operations in the accompanying Consolidated Statements of Income. We also had five rental properties with 1,472 apartments acquired during 2005 or 2006 for conversion to condominiums. We have canceled our plan to convert these properties, and they were transferred to our Real Estate Services rental portfolio in the fourth quarter of 2006. We also had three rental properties with 532 apartments in lease-up during 2006 that were transferred from Homebuilding in the fourth quarter of 2006.
We use net operating income to measure the performance of our Real Estate Services segment. Net operating income is defined as rental revenue less property operating expenses. We believe net operating income is an important supplemental measure of operating performance of our real estate services properties because it provides a measure of the core operations of the properties. Additionally, we believe that net operating income, as defined, is a widely accepted measure of comparative operating performance in the real estate community.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 14. SEGMENT REPORTING (Continued)
We believe that income (loss) before taxes is the most directly comparable GAAP measure to net operating income. The operating statements for Real Estate Services present reconciliations of net operating income to income (loss) before taxes.
We allocate our general and administrative expenses between the segments based on the functions of the corporate departments. We allocate other corporate items, including interest income, management fee and other revenue, and minority interests in income of consolidated partnerships and joint ventures, that are not directly associated with one of our segments in the same proportions as general and administrative expenses are allocated. Income tax expense and liabilities are not allocated between the segments. Net income tax liabilities totaled $49.1 million at December 31, 2006, and $36.1 million at December 31, 2005.
Following are operating statements and balance sheets for our two segments and net operating income for Real Estate Services. In our segment operating statements, we do not distinguish between consolidated and unconsolidated properties. We have provided a reconciliation of segment revenue to consolidated revenue below.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 14. SEGMENT REPORTING (Continued)

	HOMEBUILDING
	Operating Statements
	For the Years Ended December 31,
	2006		2005		2004
Homebuilding sales	$508,185	100%	$735,528	100%	$315,496	100%
Cost of homebuilding sales (1)	(455,261)	(90%)	(557,848)	(76%)	(240,960)	(76%)

Gross profit on homebuilding sales	52,924	10%	177,680	24%	74,536	24%

Minority interests in homebuilding sales of consolidated partnerships and joint ventures	(2,302)	—	(2,093)	—	(2,822)	(1%)
Outside partners’ interests in homebuilding sales of unconsolidated partnerships and joint ventures	(2,138)	—	(33,627)	(5%)	(14,664)	(5%)
Overhead costs associated with investment in joint ventures	(600)	—	(1,410)	—	—	—
Performance-based compensation related to projects of unconsolidated partnerships and joint ventures	(209)	—	(2,662)	—	—	—
Additional costs attributable to profits recognized previously on intercompany sales	(9,350)	(2%)	(2,363)	—	(6,701)	(2%)

	38,325	8%	135,525	19%	50,349	16%

Other income and expenses:
Interest expense	$(9,946)	(2%)	$(714)	—	$(384)	—
Net income (loss) from rental operations	(5,632)	(1%)	2,750	—	(1,468)	—
Mortgage banking income	864	—	457	—	—	—
General and administrative expenses (including the write-off of pursuit costs of development projects that did not go forward of $10,694 in 2006, $1,808 in 2005, and $448 in 2004)	(31,777)	(6%)	(16,229)	(2%)	(14,341)	(5%)
Other corporate items	250	—	550	—	1,289	—
Impairment charges	(2,721)	(1%)	—	—	(733)	—
Distributions from unconsolidated partnerships and joint ventures in excess of investment	9,625	2%	—	—	—	—
Loss on extinguishment of debt	(2,855)	(1%)	(1,199)	—	(175)	—
Gain on sale of real estate or disposition of other assets	817	—	1,979	—	2,048	1%

Income before taxes	(3,050)	(1%)	123,119	17%	36,585	12%

Add additional costs attributable to profits recognized previously on intercompany sales (2)	9,350	2%	2,363	—	6,701	2%
Add depreciation on higher basis resulting from intercompany sales (2)	—	—	—	—	30	—

Homebuilding contribution to consolidated net income	$6,300	1%	$125,482	17%	$43,316	14%

(1)	Cost of homebuilding sales includes marketing and advertising of for-sale communities, salaries and office costs related to personnel directly involved in acquiring, managing, and accounting for for-sale communities, as well as land, construction costs, architectural and engineering fees, and capitalized interest. Cost of sales in 2006 included impairment charges of $21.7 million and the effect of market driven margin reductions totaling $23.6 million. Cost of sales in 2005 included the effect of margin reductions totaling $2 million.

(2)	Prior to 2004, each segment recognized profits (or losses) on transfers of properties to the other segment based on the excess of estimated fair value over cost. Beginning in 2004, properties are transferred between segments at cost.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 14. SEGMENT REPORTING (Continued)

	HOMEBUILDING
	Balance Sheets
	December 31,
	2006	2005
Assets
Homebuilding inventory (1)
Land for development	$129,975	$136,512
Residential construction in progress	231,894	191,264
Condominium conversion	409,046	734,908
Construction in progress — rental	221,545	17,127
Contract deposits	13,390	19,213
Rental real estate	—	71,022
Contracts receivable	69,048	49,745
Investments in partnerships and joint ventures	60,559	78,080
Cash and cash equivalents	21,468	36,638
Restricted cash	13,594	18,846
Other assets	28,045	36,345

	$1,198,564	$1,389,700

Liabilities and Equity
Accounts payable and other liabilities	$75,144	$71,669
Trade payables	15,903	10,689
Mortgages and notes payable:
Land for development	31,586	69,236
Residential construction in progress	129,585	91,751
Condominium conversion	227,137	547,524
Construction in progress — rental	128,179	6,649
Unsecured lines of credit and notes	29,419	4,253
Rental real estate	—	44,990
Senior convertible notes	5,750	—
Subordinated unsecured notes	125,000	—

	767,703	846,761

Minority interest	9,771	3,309
Equity	421,090	539,630

	$1,198,564	$1,389,700

(1)	Prior to 2004, each segment recognized profits (or losses) on properties transferred to the other segment based on the excess of estimated fair value over cost. In 2004, we began to transfer properties between segments at cost. In 2005, nine properties were transferred from the Real Estate Services to Homebuilding for conversion and sale as condominium homes. Homebuilding inventory includes $11.7 million of additional basis as of December 31, 2006 and $24.7 million as of December 31, 2005 related to profits from transfers prior to 2004.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 14. SEGMENT REPORTING (Continued)

	REAL ESTATE SERVICES
	Operating Statements
	For the Years Ended December 31,
	2006		2005		2004
Rental revenue	$92,269	100%	$114,827	100%	$135,605	100%
Property operating expenses	(44,858)	(49%)	(59,492)	(52%)	(68,908)	(51%)

Net operating income	47,411	51%	55,335	48%	66,697	49%
Net gain on sale of real estate	25,750		63,971		20,592
Distributions from unconsolidated partnerships and joint ventures in excess of investment	—		88		—
Minority interests in income of consolidated partnerships and joint ventures	(2,446)		(7,685)		(3,005)
Elimination of management and other fees paid to Tarragon by unconsolidated partnerships and joint ventures	—		310		410
Outside partners’ interests in (income) losses of unconsolidated partnerships and joint ventures	161		(1,723)		(443)
General and administrative expenses (including investment banking advisory fees of $2,375 in 2005)	(6,812)		(9,888)		(6,596)
Other corporate items	1,902		865		324
Impairment charges	(810)		(3,066)		(1,812)
Loss on extinguishment of debt (including $7,153 of interest and premium associated with the conversion of convertible debt and $16,954 of prepayment penalties and the write-off of deferred borrowing costs in connection with Ansonia’s November 2005 refinance of 23 properties in 2005)	(1,363)		(33,574)		(189)
Litigation settlement	—		(1,214)		—
Cumulative effect of change in accounting principle	—		—		(16,803)
Interest expense	(33,528)		(33,669)		(39,574)
Depreciation expense	(17,832)		(18,877)		(31,074)

Income (loss) before taxes	12,433		10,873		(11,473)

Add gain recognized previously on intercompany sales (1)	(1,426)		4,885		—
Add depreciation on higher basis resulting from intercompany sales (1)	1,723		1,616		2,949

Real Estate Services contribution to consolidated net income	$12,730		$17,374		$(8,524)

(1)	Prior to 2004, each segment recognized profits (or losses) on transfers of properties to the other segment based on the excess of estimated fair value over cost. Beginning in 2004, properties are transferred between segments at cost.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 14. SEGMENT REPORTING (Continued)

	REAL ESTATE SERVICES
	Balance Sheets
	December 31,
	2006	2005
Assets
Rental real estate (1)	$770,438	$373,282
Construction in progress — rental	36,321	—
Assets held for sale (1)	40,313	71,100
Investments in partnerships and joint ventures	964	—
Cash and cash equivalents	2,008	2,406
Restricted cash	10,003	9,796
Contract deposits	199	—
Other assets	16,506	15,614

	$876,752	$472,198

Liabilities and Deficit
Accounts payable and other liabilities	$30,213	$18,669
Trade payables	5,484	245
Mortgages and notes payable:
Rental real estate held	824,104	476,944
Construction in progress — rental	7,340	—
Unsecured lines of credit and notes	10,381	6,890
Senior convertible notes	—	5,750
Subordinated unsecured notes	—	65,000
Liabilities related to assets held for sale	25,588	54,671

	903,110	628,169

Minority interest	12,318	11,094
Deficit (2)	(38,676)	(167,065)

	$876,752	$472,198

(1)	Prior to 2004, each segment recognized profits (or losses) on properties transferred to the other segment based on the excess of estimated fair value over cost. In 2004, we began to transfer properties between segments at cost. Rental real estate includes $39 million of additional basis as of December 31, 2006, and $28.9 million as of December 31, 2005 related to these profits from transfers prior to 2004. Assets held for sale include $5.8 million of additional basis as of December 31, 2006 related to profits from transfers prior to 2004.

(2)	Real Estate Service’s deficit is the result of distributions to the parent exceeding accumulated divisional earnings.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 14. SEGMENT REPORTING (Continued)

	REAL ESTATE SERVICES
	Net Operating Income
	For the Years Ended December 31,
	2006		2005		2004
Rental revenue
Same store stabilized apartment communities	$66,097	100%	$63,370	100%	$61,890	100%
Apartment communities stabilized or in lease-up during period	2,499	100%	1,602	100%	1,153	100%
Apartment communities targeted for condominium conversion in 2005	3,614	100%	14,726	100%	26,907	100%
Apartment communities acquired during period	9,200	100%	5,697	100%	1,017	100%
Apartment communities sold during period	3,320	100%	15,344	100%	28,879	100%
Commercial properties	7,539	100%	14,088	100%	15,759	100%

	92,269	100%	114,827	100%	135,605	100%
Property operating expenses
Same store stabilized apartment communities	(30,554)	(46%)	(29,970)	(47%)	(29,238)	(47%)
Apartment communities stabilized or in lease-up during period	(1,501)	(60%)	(1,176)	(73%)	(1,020)	(88%)
Apartment communities targeted for condominium conversion in 2005	(2,061)	(57%)	(7,076)	(48%)	(12,385)	(46%)
Apartment communities acquired during period	(4,040)	(44%)	(3,385)	(59%)	(674)	(66%)
Apartment communities sold during period	(2,606)	(78%)	(10,372)	(68%)	(17,590)	(61%)
Commercial properties	(4,096)	(55%)	(7,513)	(53%)	(8,001)	(51%)

	(44,858)	(49%)	(59,492)	(52%)	(68,908)	(51%)
Net operating income
Same store stabilized apartment communities	35,543	54%	33,400	53%	32,652	53%
Apartment communities stabilized or in lease-up during period	998	40%	426	27%	133	12%
Apartment communities targeted for condominium conversion in 2005	1,553	43%	7,650	52%	14,522	54%
Apartment communities acquired during period	5,160	56%	2,312	41%	343	34%
Apartment communities sold during period	714	22%	4,972	32%	11,289	39%
Commercial properties	3,443	45%	6,575	47%	7,758	49%

	$47,411	51%	$55,335	48%	$66,697	49%

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 14. SEGMENT REPORTING (Continued)

	For the Years Ended December 31,
	2006	2005	2004
Reconciliation of segment revenues to consolidated revenue:
Homebuilding total revenue	$508,185	$735,528	$315,496
Less homebuilding sales revenue of unconsolidated partnerships and joint ventures	(63,909)	(230,806)	(95,031)
Add rental revenue from homebuilding properties presented in net income (loss) from rental operations (1)	17,949	13,810	1,619

Homebuilding contribution to consolidated revenue	462,225	518,532	222,084

Real Estate Services rental revenue	92,269	114,827	135,605
Less Real Estate Services rental revenue presented in discontinued operations	(9,889)	(27,540)	(39,168)
Add management fee and other revenue included in other corporate items	1,299	420	506
Less rental revenue of unconsolidated partnerships and joint ventures	(1,020)	(11,140)	(16,783)

Real Estate Services contribution to consolidated revenue	82,659	76,567	80,160

Consolidated total revenue	$544,884	$595,099	$302,244

Reconciliation of segment income (loss) before taxes to consolidated net income:
Homebuilding contribution to consolidated net income	$6,300	$125,482	$43,316

Real Estate Services contribution to consolidated net income	12,730	17,374	(8,524)

	19,030	142,856	34,792
Income tax expense	(7,877)	(54,358)	(5,274)

Consolidated net income	$11,153	$88,498	$29,518

(1)	Rental revenue generated by properties transferred from Real Estate Services to Homebuilding for conversion to condominiums and properties developed by Homebuilding in lease-up.

	December 31,
	2006	2005
Reconciliation of segment total assets to consolidated total assets:
Homebuilding total assets	$1,198,564	$1,389,700
Real estate services total assets	876,752	472,198

	2,075,316	1,861,898
Less higher basis resulting from intercompany sales (1)	(56,490)	(61,178)
Add income taxes recoverable	1,244	—
Add goodwill	2,691	2,691

Consolidated total assets	$2,022,761	$1,803,411

(1)	Prior to 2004, both segments recognized gains on transfers of properties between segments. Beginning in 2004, properties are transferred between segments at cost.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 15. QUARTERLY RESULTS OF OPERATIONS
The following is a tabulation of the quarterly results of operations for the years ended December 31, 2006 and 2005 (unaudited). The quarterly results of operations have been restated to present the operating results of 24 properties sold in 2006 and 2005 and five properties held for sale at December 31, 2006, in discontinued operations in accordance with SFAS No. 144.

	First	Second	Third	Fourth
2006	Quarter	Quarter	Quarter	Quarter
Revenue	$114,206	$146,931	$119,915	$163,832
Expenses	(88,513)	(125,454)	(110,801)	(183,597)
Other income and expenses:
Equity in income of partnerships and joint ventures	2,061	920	13,040	1,145
Minority interests in income of consolidated partnerships and joint ventures	(283)	(611)	(2,656)	(1,198)
Interest income	193	119	124	418
Interest expense	(7,689)	(7,626)	(15,760)	(16,357)
Gain on sale of real estate	—	—	817	331
Loss on extinguishment of debt	(1,807)	(583)	197	(2,025)

Income (loss) from continuing operations before income taxes	18,168	13,696	4,876	(37,451)
Income tax (expense) benefit	(6,698)	(5,022)	(1,782)	13,176

Income (loss) from continuing operations	11,470	8,674	3,094	(24,275)
Discontinued operations, net of income taxes
Income (loss) from operations	(333)	179	(463)	476
Gain on sale of real estate	7,338	1,811	3,332	(150)

Net income (loss)	18,475	10,664	5,963	(23,949)
Dividends on cumulative preferred stock	(207)	(195)	(195)	(374)

Net income (loss) allocable to common stockholders	$18,268	$10,469	$5,768	$(24,323)

	First	Second	Third	Fourth
2006	Quarter	Quarter	Quarter	Quarter
Earnings per common share — basic
Income (loss) from continuing operations allocable to common stockholders	$.40	$.30	$.11	$(.86)
Discontinued operations	.24	.07	.10	.01

Net income (loss) allocable to common stockholders	$.64	$.37	$.21	$(.85)

Earnings per common share — assuming dilution
Income (loss) from continuing operations allocable to common stockholders	$.36	$.27	$.10	$(.86)
Discontinued operations	.22	.06	.09	.01

Net income (loss) allocable to common stockholders	$.58	$.33	$.19	$(.85)

During the fourth quarter of 2006, we recorded impairment charges of $18.4 million (recorded as cost of sales) on five of our active homebuilding projects and $2.7 million on two tracts of land. Additionally, during the fourth quarter, we recorded $11.8 million of additional cost of sales as a result of margin reductions on five of our current projects. We also wrote off pursuit costs of $5.7 million on development projects that did not go forward in the fourth quarter of 2006.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 15. QUARTERLY RESULTS OF OPERATIONS (Continued)

	First	Second	Third	Fourth
2005	Quarter	Quarter	Quarter	Quarter
Revenue	$85,719	$91,506	$265,947	$151,927
Expenses	(68,922)	(78,507)	(216,271)	(117,579)
Other income and expenses:
Equity in income of partnerships and joint ventures	8,071	7,885	10,633	3,014
Minority interests in income of consolidated partnerships and joint ventures	(836)	(738)	(737)	(7,760)
Interest income	142	157	219	477
Interest expense	(7,025)	(7,207)	(12,961)	(717)
Gain on sale of real estate	2,229	342	50	1,187
Loss on disposition of other assets	—	—	(300)	—
Loss on extinguishment of debt	(111)	—	(1,201)	(33,459)
Litigation, settlements, and other claims	—	—	—	(1,214)

Income (loss) from continuing operations before income taxes	19,267	13,438	45,379	(4,124)
Income tax (expense) benefit	(7,323)	(5,008)	(17,017)	1,206

Income (loss) from continuing operations	11,944	8,430	28,362	(2,918)
Discontinued operations, net of income taxes
Income (loss) from operations	635	371	(489)	454
Gain on sale of real estate	8,986	—	22,437	10,286

Net income	21,565	8,801	50,310	7,822
Dividends on cumulative preferred stock	(224)	(225)	(225)	(225)

Net income allocable to common stockholders	$21,341	$8,576	$50,085	$7,597

Earnings per common share — basic
Income (loss) from continuing operations allocable to common stockholders	$.50	$.33	$1.07	$(.11)
Discontinued operations	.40	.02	.83	.37

Net income allocable to common stockholders	$.90	$.35	$1.90	$.26

Earnings per common share — assuming dilution
Income (loss) from continuing operations allocable to common stockholders	$.40	$.28	$1.02	$(.11)
Discontinued operations	.30	.01	.68	.37

Net income allocable to common stockholders	$.70	$.29	$1.70	$.26

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. SUBSEQUENT EVENT
On February 9, 2007, we filed a preliminary proxy statement related to the proposed pro rata, tax-free spin-off of our homebuilding and real estate development business. The proposed spin-off is subject to a number of conditions, including, among others, the completion of final documentation, the receipt of regulatory approvals and the receipt of an opinion from our tax counsel that, for U.S. federal income tax purposes, the spin-off will be tax-free to us and our stockholders under Section 355 and 361 of the Internal Revenue Code. We expect to complete the spin-off by mid-year 2007.
If the spin-off is consummated, we will distribute to each holder of our common stock one share of common stock of Tarragon Homes Corporation, which will be a new publicly traded company that will operate the homebuilding business. We will continue to operate the real estate services business following the proposed spin-off.
NOTE 17. ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED
In July 2006, the FASB issued Interpretation No. 48 “Accounting For Uncertain Tax Positions,” or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 on our financial condition and results of operations.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”), to increase consistency and comparability in fair value measurements. SFAS No. 157 creates a single definition of fair value, emphasized fair value as a market-based measurement, establishes a framework for measuring fair value, and enhances disclosure requirements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS No. 157 on our financial position and results of operations.
In November 2006, the FASB ratified EITF Issue No. 06-8, “Applicability of a Buyer’s Continuing Investment Under FASB Statement No. 66 for Sales of Condominiums” (EITF 06-8). EITF 06-8 provides guidance in assessing the collectibility of the sales price, which is required to recognize profit under the percentage-of-completion method pursuant to SFAS No. 66. EITF 06-8 states that an entity should evaluate the adequacy of the buyer’s initial and continuing investment in reaching its conclusion that the sales price is collectible. The continuing investment criterion in paragraph 12 of SFAS No. 66 would be met by requiring the buyer to either (1) make additional payments during the construction term at least equal to the level annual payments that would be required to fund principal and interest payments on a hypothetical mortgage for the remaining purchase price of the property or (2) increase the initial investment by an equivalent aggregate amount. If the test for initial and continuing investment is not met, the deposit method should be applied and profit recognized only once the aggregate deposit meets the required investment test for the duration of the construction period. EITF 06-8 will be effective for the first annual reporting period beginning after March 15, 2007, and early adoption is permitted. Accounting for sales of condominiums not consistent with EITF 06-8 would require a cumulative effect adjustment to retained earnings in the period of adoption. Although we have not yet assessed the impact on our financial position, results of operations and cash flows, we believe we may be required, in some cases, to collect additional deposits from the buyer in order to recognize revenue under the percentage of completion method. If in these cases, we were not able to meet the requirements of EITF 06-8, we would be required to delay revenue recognition until the aggregate investment tests described in SFAS No. 66 and EITF 06-8 have been met.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 18. RESTATEMENT OF PRIOR-PERIOD FINANCIAL STATEMENTS
Subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2005, we determined that our consolidated statements of cash flows for the years ended December 31, 2005 and 2004 should be restated to reclassify certain items among operating, investing and financing activities as shown below. The restatement does not affect the net change in cash for either of the years ended December 31, 2005 and 2004 and has no impact on our consolidated balance sheets, consolidated statements of income and related earnings per share amounts or consolidated statements of stockholders’ equity.

	For the Year Ended		For the Year Ended
	December 31, 2005		December 31, 2004
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
Consolidated Statements of Cash Flows
Cash Flows from Operating Activities
Amortization of deferred borrowing costs	$19,029	$18,899	$3,794	$3,794
Distributions of earnings of unconsolidated partnerships and joint ventures	—	38,128	—	10,082
Change in homebuilding inventory	(569,741)	(558,599)	(122,584)	(122,182)
Change in contracts receivable	49,999	49,999	43,214	(21,677)
Change in restricted cash	7,097	4,518	(6,407)	(6,757)
Change in other assets	(11,511)	(13,320)	(7,398)	(3,945)
Change in accounts payable and other liabilities	(40,216)	(37,752)	(12,094)	(19,260)
Net cash used in operating activities	(501,149)	(453,933)	(52,445)	(110,915)

Cash Flows from Investing Activities
Distributions from partnerships and joint ventures	67,593	—	15,568	—
Distributions of capital from partnerships and joint ventures	—	29,465	—	5,576
Distributions to minority partners of consolidated partnerships and joint ventures	(11,033)	—	(3,167)	—
Deposits to reserves for replacements	—	1,261	—	1,754
Disbursements from reserves for replacements	—	(1,577)	—	(1,669)
Purchase of partnership interest	(21,850)	(21,850)	(11,081)	(21,081)
Net cash used in investing activities	(28,245)	(55,656)	(54,958)	(70,641)

Cash Flows from Financing Activities
Proceeds from borrowings	1,442,704	1,442,704	438,008	515,360
Advances from affiliates	—	1,010	—	9,305
Repayments of advances to affiliates	—	(1,010)	—	(9,305)
Distributions to minority partners of consolidated partnerships and joint ventures	—	(10,122)	—	(3,167)
Deferred borrowing costs paid	(11,289)	(22,074)	(9,749)	(10,027)
Other assets and liabilities	(316)	—	85	—
Net cash provided by financing activities	546,061	526,256	108,154	182,307

SCHEDULE II
TARRAGON CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2006
(dollars in thousands)

		Charged
	Beginning	(credited)			Ending
	Balance	to earnings	Deductions		Balance
Valuation allowance against deferred tax asset
Year ended December 31, 2004	$9,822	$6,574	$(16,396	)(1)	$—
Year ended December 31, 2005	—	—	—		—
Year ended December 31, 2006	—	560	—		560

Valuation allowance against note receivable
Year ended December 31, 2004	$—	$—	$—		$—
Year ended December 31, 2005	—	1,628	—		1,628
Year ended December 31, 2006	1,628	—	—		1,628

(1)	Utilization of carryforwards

SCHEDULE III
TARRAGON CORPORATION
RENTAL REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2006
(Dollars in Thousands)

				Costs (1)
				Capitalized	Gross Carrying Amounts						Life on Which
		Initial Cost to Company		Subsequent	at End of Year						Depreciation in Latest
			Buildings and	To Acquisition		Buildings and		Accumulated	Date of	Date	Statement of Income
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Construction	Acquired	Is Computed
Rental Real Estate Apartments
200 Fountain New Haven, CT	$11,898	$3,081	$12,323	$639	$2,923	$13,120	$16,043	$958	1965	May-04	3 - 40 years
278 Main Street West Haven, CT	5,139	1,154	4,615	646	1,150	5,265	6,415	279	1988	Feb-05	3 - 40 years
Autumn Ridge East Haven, CT	5,781	397	1,589	390	400	1,976	2,376	671	1973	Dec-97	3 - 40 years
1118 Adams Hoboken, NJ	8,097	3,828	1,022	21,477	4,144	22,183	26,327	326	2005	Mar-04	3 - 40 years
Aventerra Dallas, TX	7,739	876	3,506	4,242	876	7,748	8,624	2,827	1974	Nov-98	3 - 40 years
Cason Estates Murfreesboro, TN	19,407	2,155	1	17,851	2,145	17,862	20,007	641	2005	Oct-03	3 - 40 years
Club at Danforth Jacksonville, FL	26,526	3,000	—	14,817	2,351	15,466	17,817	4,349	1997	Sep-97	3 - 40 years
Creekwood North Altamonte Springs, FL	5,804	532	2,127	2,781	532	4,908	5,440	2,750	1973	Nov-92	3 - 40 years
Desert Winds (2) Jacksonville, FL	7,517	354	1,399	1,528	354	2,927	3,281	1,506	1972	June-98	3 - 40 years
Dogwood Hills Hamden, CT	4,461	504	2,016	373	505	2,388	2,893	653	1972	Nov-99	3 - 40 years
Forest Park Rocky Hill, CT	12,156	1,670	6,680	1,358	1,719	7,989	9,708	1,454	1967	Oct-01	3 - 40 years
French Villa Tulsa, OK	2,882	447	1,786	1,064	447	2,850	3,297	801	1971	Nov-98	3 - 40 years
Gables Floresta Jupiter, FL	74,400	16,801	67,203	2,394	16,801	69,597	86,398	—	2003	Jan-06	—
Groton Towers Groton, CT	9,226	968	3,871	873	969	4,743	5,712	1,460	1975	Aug-98	3 - 40 years
Gull Harbor New London, CT	2,808	295	1,182	236	327	1,386	1,713	302	1974	Nov-99	3 - 40 years
Hamden Centre Hamden, CT	5,090	592	2,366	196	595	2,559	3,154	574	1970	Nov-99	3 - 40 years
Harbour Green Panama City, FL	17,627	718	10,460	917	718	11,377	12,095	2,999	1997	Feb-00	3 - 40 years
Heather Hill Temple Hills, MD	36,926	643	14,562	10,123	766	24,562	25,328	14,852	1966	May-86	3 - 40 years
Lakeview Waterbury, CT	5,435	622	2,490	304	629	2,787	3,416	723	1990	Apr-98	3 - 40 years
Liberty Building New Haven, CT	13,141	1,540	6,160	593	1,540	6,753	8,293	1,197	1999	Jan-01	3 - 40 years

SCHEDULE III
TARRAGON CORPORATION
RENTAL REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2006
(Dollars in Thousands)

				Costs (1)
				Capitalized	Gross Carrying Amounts						Life on Which
		Initial Cost to Company		Subsequent	at End of Year						Depreciation in Latest
			Buildings and	To Acquisition		Buildings and		Accumulated	Date of	Date	Statement of Income
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Construction	Acquired	Is Computed
Rental Real Estate (Continued)
Apartments (Continued)
Links at Georgetown Savannah, GA	$29,596	$1,750	$—	$23,472	$2,108	$23,114	$25,222	$5,474	1999	Dec-97	3 - 40 years
Lofts at the Mills Manchester, CT	31,236	6,715	26,859	3,913	6,700	30,787	37,487	1,539	1989	Feb-05	3 - 40 years
Monterra at Bonita Springs Bonita Springs, FL	40,265	11,156	44,625	5,621	11,156	50,246	61,402	324	1999	Sep-05	3 - 40 years
Mustang Creek Arlington, TX	5,546	718	2,872	2,831	720	5,701	6,421	3,188	1974	May-95	3 - 40 years
Northgate Apartments Middletown, RI	21,819	5,983	23,931	380	5,983	24,311	30,294	157	1973	Apr-06	3 - 40 years
Nutmeg Woods New London, CT	27,934	3,104	12,416	4,337	3,108	16,749	19,857	4,933	1970	Aug-98	3 - 40 years
Ocean Beach New London, CT	23,947	2,557	10,227	3,259	2,628	13,415	16,043	3,265	1972	Nov-99	3 - 40 years
Park Dale Gardens Dallas, TX	5,243	354	1,416	2,448	531	3,687	4,218	2,318	1975	Dec-91	3 - 40 years
Parkview Naugatuck, CT	12,394	1,122	4,489	2,430	1,128	6,913	8,041	2,174	1970	Jul-98	3 - 40 years
Promenade at Reflection Lakes Fort Myers, FL	48,939	12,863	51,450	1,321	12,863	52,771	65,634	338	2002	Feb-06	3 - 40 years
River City Landing Jacksonville, FL	19,075	1,237	5,602	10,532	1,237	16,134	17,371	5,750	1965	Jun-96	3 - 40 years
Sagamore Hills Middletown, CT	11,742	1,385	5,540	3,251	1,384	8,792	10,176	2,748	1967	Jul-98	3 - 40 years
Silver Creek (2) Jacksonville, FL	—	301	1,206	1,383	322	2,568	2,890	1,140	1972	Jun-98	3 - 40 years
Southern Elms Tulsa, OK	1,559	304	1,216	314	304	1,530	1,834	588	1968	Nov-98	3 - 40 years
Summit on the Lake Fort Worth, TX	6,000	895	3,582	1,308	907	4,878	5,785	2,159	1986	Mar-94	3 - 40 years
Villa Tuscany Orlando, FL	23,804	2,740	20,394	4,172	2,740	24,566	27,306	3,202	2001	Jan-04	3 - 40 years
Vintage at Abacoa Jupiter, FL	50,968	7,887	35,226	5,831	7,887	41,057	48,944	4,850	2003	Jan-04	3 - 40 years
Vintage at Legacy Frisco, TX	25,554	4,545	—	24,719	2,685	26,579	29,264	5,741	1999	May-98	3 - 40 years
Vintage at Madison Crossing Huntsville, AL	12,848	522	245	10,882	622	11,027	11,649	1,736	2002	Feb-00	3 - 40 years
Vintage at Plantation Bay Jacksonville, FL	22,772	2,231	64	13,537	2,231	13,601	15,832	2,606	2001	Jun-00	3 - 40 years
Vintage at the Parke Murfreesboro, TN	18,222	1,051	14,843	1,575	1,051	16,418	17,469	2,398	2001	Jan-04	3 - 40 years
Vista Grande Tampa, FL	42,000	11,728	46,914	7,989	11,728	54,903	66,631	—	2001	Oct-05	—

SCHEDULE III
TARRAGON CORPORATION
RENTAL REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2006
(Dollars in Thousands)

				Costs (1)
				Capitalized	Gross Carrying Amounts						Life on Which
		Initial Cost to Company		Subsequent	at End of Year						Depreciation in Latest
			Buildings and	To Acquisition		Buildings and		Accumulated	Date of	Date	Statement of Income
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Construction	Acquired	Is Computed
Rental Real Estate Held (Continued)
Apartments (Continued)
Woodcliff Estates East Hartford, CT	$38,043	$3,441	$13,765	$7,486	$3,437	$21,255	$24,692	$6,397	1970	Aug-98	3 - 40 years
Woodcreek Jacksonville, FL	14,600	472	4,977	3,560	451	8,558	9,009	5,560	1975	Nov-86	3 - 40 years

Office Buildings
Orlando Central Park Orlando, FL	3,314	1,888	7,605	(1,885)	1,294	6,314	7,608	1,592	1966	May-99	3 - 40 years

Shopping Centers
Mariner Plaza Panama City, FL	4,600	295	1,180	1,106	295	2,286	2,581	1,020	1968	Aug-97	3 - 40 years

Rental Real Estate Held For Sale Apartments

Carlyle Towers Southfield, MI	6,530	559	5,939	3,220	559	9,159	9,718	4,561	1970	Nov-88	3 - 40 years

Office Buildings
Merritt 8 Stratford, CT	18,133	4,167	19,020	645	4,167	19,665	23,832	2,728	1989	Sep-04	3 - 40 years

Shopping Centers
Lakeview Mall Manitowoc, WI	—	513	2,050	158	274	2,447	2,721	1,788	1968	Apr-87	3 - 40 years
Midway Mills Crossing Carrollton, TX	—	588	2,365	2,075	1,227	3,801	5,028	1,984	1986	Oct-91	3 - 40 years
University Center Waco, TX	—	578	2,430	1,330	525	3,813	4,338	1,879	1959	Jul-91	3 - 40 years

	$848,743	$133,826	$517,806	$236,002	$132,143	$755,491	$887,634	$123,459

(1)	Includes property improvements, impairment charges, and amounts written off in connection with sales of portions of certain properties.

(2)	Mortgage is collateralized by both Desert Winds and Silver Creek.

SCHEDULE III
(Continued)
TARRAGON CORPORATION
RENTAL REAL ESTATE AND ACCUMULATED DEPRECIATION

	2006	2005	2004
	(dollars in thousands)
Reconciliation of real estate

Balance at January 1	$588,960	$737,576	$505,912

Additions
Acquisitions or consolidation of joint ventures	10,418	90,898	241,437
Capital improvements	2,688	24,187	11,192
Development costs	11,278	45,981	11,120
Deductions
Sales or deconsolidation of joint ventures	(58,740)	(107,653)	(30,952)
Transfers from (to) homebuilding inventory	333,924	(200,283)	—
Impairment charges	(894)	(1,746)	(1,133)

Balance at December 31	$887,634	$588,960	$737,576

Reconciliation of accumulated depreciation

Balance at January 1	$112,799	$148,726	$110,817

Additions
Depreciation expense	18,557	15,357	25,117
Consolidation of joint ventures	—	9,468	19,836
Deductions
Sales or deconsolidation of joint ventures	(17,472)	(34,781)	(7,044)
Transfers from (to) homebuilding inventory	9,575	(25,971)	—

Balance at December 31	$123,459	$112,799	$148,726

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures to ensure the information required to be disclosed by the Company, including its consolidated entities, in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed in the reports it files or submits under the Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were ineffective as of December 31, 2006. This conclusion was based on the identification of a control deficiency in our internal control over financial reporting that constitutes a material weakness as discussed below in management’s report on internal control over financial reporting.
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In connection with our evaluation and testing activities outlined above, management identified a control deficiency in its internal control over financial reporting as of December 31, 2006, which constitutes a “material weakness” within the meaning of the Public Company Accounting Oversight Board Auditing Standard No. 2.
As a result of our growth and the increased complexity of our business and of accounting principles, we have determined that we do not have sufficient accounting resources to support our financial reporting requirements. This deficiency resulted in the errors requiring the restatement of our consolidated statements of cash flows for the years ended December 31, 2005 and 2004, as discussed in NOTE 18. “RESTATEMENT OF PRIOR-PERIOD FINANCIAL STATEMENTS” in the Notes to Consolidated Financial Statements. Management is currently assessing our need for additional accounting resources in terms of the number and experience of additional staff and training of existing staff.
As a result of the material weaknesses described above, management has concluded that our internal control over financial reporting was not effective at December 31, 2006.
Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by Grant Thornton, LLP, an independent registered public accounting firm, as stated in their report which is included herein.
ITEM 9B. OTHER INFORMATION.
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Tarragon Corporation
We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting,” that Tarragon Corporation and subsidiaries (the “Company”) did not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As set forth below, at December 31, 2006, there were control deficiencies that, taken together, result in a material weakness in controls over financial reporting. This material weakness has been identified and included in management’s assessment.
The Company’s financial and accounting organization was not adequate to support its financial reporting requirements. The financial and accounting organization is too dependent on a few key personnel. There is not a sufficient complement of personnel with an appropriate level of accounting experience and training in the application of generally accepted accounting principles consistent with the level and complexity of the Company’s operations. This control deficiency contributed to the errors requiring the restatement of the Company’s statements of cash flows for the years 2004 and 2005.
The aforementioned material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated April 2, 2007, which expressed an unqualified opinion in those financial statements.
In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by COSO.
/s/ Grant Thornton LLP
Dallas, Texas
April 2, 2007

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table sets forth the name, age and position of each person currently serving as a director or executive officer of Tarragon. All of our executive officers are serving at the discretion of our board of directors. No family relationships exist among any of our directors or executive officers.

Name	Title	Age
William S. Friedman	Chairman and Chief Executive Officer	63

Robert P. Rothenberg	President, Chief Operating Officer and Director	48

Robert C. Rohdie	President and Chief Executive Officer of Tarragon Development Corporation and Director	66

Kathryn Mansfield	Executive Vice President, Secretary and General Counsel	46

Todd C. Minor	Executive Vice President and Treasurer	48

Erin D. Pickens	Executive Vice President and Chief Financial Officer	45

Charles D. Rubenstein	Executive Vice President and Chief Real Estate Counsel	48

Willie K. Davis	Director	75

Richard S. Frary	Director	59

Lance Liebman	Director	65

Lawrence G. Schafran	Director	68

Martha E. Stark	Director	46

Raymond V.J. Schrag	Director	61

Carl B. Weisbrod	Director	62
Information about each person serving as a Tarragon director or executive officer is set forth below. Our board of directors consists of ten members, a majority of whom are independent under the standards discussed below. Each director will hold office, in accordance with Tarragon’s articles of incorporation and bylaws, until our next annual meeting of stockholders and until his or her successor is duly elected and qualified.
William S. Friedman has served as Tarragon’s chief executive officer and director since April 1997 and has served as chairman of Tarragon’s board of directors since December 2000. He previously served as Tarragon’s president from April 1997 through June 2004 and served as a trustee (from March 1988), chief executive officer (from December 1993), president (from December 1988), acting chief financial officer (from May 1990 to February 1991), treasurer (from August to September 1989) and acting principal financial and accounting officer (from December 1988 to August 1989) of Tarragon’s predecessors, Vinland Property Trust (until July 1997) and National Income Realty Trust (until November 1998). Mr. Friedman currently serves on the board of trustees of Brandeis University.

Robert P. Rothenberg has served as Tarragon’s chief operating officer and director since September 2000 and as Tarragon’s president since June 2004. Mr. Rothenberg has been the managing member of APA Management L.L.C., a real estate investment and management company, since 1994. He has also been a managing member of Ansonia L.L.C., which is Tarragon’s limited partner in Ansonia Apartments, L.P., since 1997. Mr. Rothenberg graduated from the Harvard Business School with a Masters of Business Administration in June 1984.
Robert C. Rohdie has served on Tarragon’s board of directors since February 2000. He also served as president and chief executive officer of Tarragon Development Corporation, a wholly owned subsidiary of Tarragon, from February 2000 through the date of his resignation, effective March 31, 2007. Since 1988, Mr. Rohdie has also served as president of Rohdhouse Investments, Inc., his wholly owned real estate development company, which acted as Tarragon’s joint venture partner in new construction and development projects from 1997 through 2000. Mr. Rohdie has been an attorney at law since 1965.
Kathryn Mansfield has served as Tarragon’s executive vice president since December 1998, secretary since May 1998 and general counsel since June 2004. She previously served as vice president of Tarragon and its predecessor, National Income Realty Trust (from May 1998 to December 1998). Ms. Mansfield has been an attorney at law since 1984.
Todd C. Minor has served as Tarragon’s executive vice president since November 2001 and as treasurer of Tarragon and its predecessors, Vinland Property Trust and National Income Realty Trust, since December 1996. He also served as senior vice president (from March 1994 to December 1998) and vice president (from April 1991 to July 1993) of Tarragon and its predecessors. Mr. Minor has a Masters of Business Administration in Real Estate Analysis and is a Certified Treasury Professional.
Erin D. Pickens has served as Tarragon’s executive vice president and chief financial officer since December 1998. She previously served as vice president and chief accounting officer (from September 1996 to November 1998) and accounting manager (from June 1995 to August 1996) for Tarragon and its predecessors, Vinland Property Trust and National Income Realty Trust. Ms. Pickens has been a certified public accountant since 1990.
Charles D. Rubenstein has served as executive vice president of Tarragon since December 1998. He also served as general counsel of Tarragon from September 1998 to June 2004. He served as senior vice president for Tarragon and its predecessor, National Income Realty Trust, from September 1998 to December 1998. Mr. Rubenstein has been an attorney at law since 1984.
Willie K. Davis has served on Tarragon’s board of directors since April 1997. He also served on the boards of trustees of Tarragon’s predecessors, Vinland Property Trust (from October 1988 to July 1997) and National Income Realty Trust (from October 1988 to March 1995). He served as president (from 1971 to 1985) and chairman and 50% stockholder (from 1985 to 2000) of Mid-South Financial Corporation, the holding company for Mid-South Mortgage Company and Gibbs Mortgage Company, as well as president (from 1978 to 1995) and chairman and sole stockholder (from 1995 to 1999) of FMS, Inc., a property management and real estate development firm. He was a director of Southtrust Bank of Middle Tennessee from 1987 to 2005.
Richard S. Frary has served on Tarragon’s board of directors since April 2004. Mr. Frary is also a member of Ansonia Apartments L.L.C., Tarragon’s limited partner in Ansonia Apartments, L.P. Mr. Frary is the founder and president of Tallwood Associates, Inc., a private investment firm based in New York City (since 1990). He is also a director of Lexington Corporate Properties Trust, a publicly traded real estate investment trust. A graduate of the Johns Hopkins University, where he serves as a trustee and vice chairman of the board, Mr. Frary holds a Masters of Business Administration from Harvard Business School and is a certified public accountant.
Lance Liebman has served on Tarragon’s board of directors since December 1998. He also served on the board of trustees of Tarragon’s predecessor, National Income Realty Trust (from March 1994 to November 1998). Professor Liebman is the William S. Beinecke Professor of Law at Columbia Law School and the director of the Parker School of Foreign and Comparative Law. He also serves as director of the American Law Institute. He was the Dean of Columbia Law School (from 1991 to 1996), and served as Assistant Professor, Professor and Associate Dean of Harvard Law School (from 1970 to 1991). He is a director of the Greater New York Insurance Co. (both mutual and stock companies) (since 1991), a director of Brookfield Financial Properties, Inc. (since 1996) and a director of Brookfield Asset Management (since 2005). He has been an attorney at law since 1968.
Lawrence G. Schafran has served on Tarragon’s board of directors since December 1998. He also served on the board of trustees of Tarragon’s predecessor, National Income Realty Trust ( from March 1995 to November 1998). Mr. Schafran is a managing partner of Providence Capital Partners, LLC (since March 2005) and a managing director of Providence Capital, Inc. (since July 2003). He served as chairman of the board of directors (from January 1996 to January 2003) and co-chief executive officer (from January 2000 to January 2003) of Delta-Omega Technologies, Inc., a specialty chemical company based in Broussard, Louisiana. He also served as a director, chairman, interim chief executive officer and co-liquidating trustee (from December 1999 to September 2003) of the Banyan Strategic Realty Trust, a NASDAQ-traded equity REIT, and as a director of WorldSpace, Inc. (from April 2000 to July 2005). He is a director of PubliCARD, Inc. (since 1986), Sulph Co. Inc. since December 2006, and Remote MDx, Inc., Electro Energy, Inc. and National Patent Development Corp. since November 2006.
Martha E. Stark has served on Tarragon’s board of directors since December 2005. She has served as finance commissioner for the City of New York since February 2002. She was a portfolio manager for the Edna McConnell Clark Foundation, a non-profit foundation, from 2000 to February 2002. She has been an attorney at law since 1986.
Raymond V.J. Schrag has served on Tarragon’s board of directors since December 1998. He also served on the boards of trustees of Tarragon’s predecessors, Vinland Property Trust (from October 1988 to May 1995) and National Income Realty Trust (from October 1988 to November 1998). Mr. Schrag has been an attorney in private practice in New York City since 1973.
Carl B. Weisbrod has served on Tarragon’s board of directors since December 1998. He also served as chairman of Tarragon’s board of directors from December 1998 to December 2000. He was chairman of the board of trustees of Tarragon’s predecessor, National Income Realty Trust (from February 1994 to November 1998), and a member of the board of trustees of Tarragon’s predecessor, Vinland Property Trust (from February 1994 to May 1995). Mr. Weisbrod is the president of Trinity Real Estate (since July 2005). He previously served as the president of Alliance for Downtown New York, Inc. (from January 1995 to July 2005). He is a trustee of the Ford Foundation (since 1996).
Code of Ethics
We have adopted a code of conduct that applies to all directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. You can find our code of conduct on our website by going to our website address at http://www.tarragoncorp.com and clicking on the link for “Investor Relations,” followed by “Governance Documents” to the link entitled “Code of Business Conduct and Ethics.” We will post on our website any amendments to the code of conduct, as well as any waivers that are required to be disclosed by the rules of the SEC or The NASDAQ Global Select Market on our website.
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
You can also obtain a printed copy of the materials referred to above by contacting us at the following address:
Tarragon Corporation
Attn: Investor Relations
423 W. 55th Street
New York, New York 10019-4460
Telephone: 212-949-5000
The Audit Committee of our board of directors is an “audit committee” for purposes of Section 3(a)(58) of the Securities Exchange Act of 1934. The Audit Committee is

composed of four independent directors and currently consists of Lawrence G. Schafran (Chairman), Raymond V.J. Schrag, Willie K. Davis and Martha E. Stark. The Board of Directors has determined that each of the members of the Audit Committee is independent, as that term is defined under the NASDAQ Marketplace Rules relating to audit committees, and meets the experience requirements of the NASDAQ Marketplace Rules, as well as the requirements of the Securities Exchange Act of 1934. In addition, the Board has determined that Mr. Schafran and Ms. Stark qualify as “audit committee financial experts” under the federal securities laws, and as defined in the NASDAQ Marketplace Rules.
The Corporate Governance and Nominating Committee of our board of directors is composed of three independent directors, and currently consists of Raymond V.J. Schrag (Chairman), Lawrence G. Schafran and Willie K. Davis. The Corporate Governance and Nominating Committee has adopted a written policy titled “Selection of Nominees for the Board – Policy and Submission Procedures for Stockholder Recommended Director Candidates,” which is posted on our website at www.tarragoncorp.com and is also available to stockholders upon written request to our corporate secretary. There have been no material changes to this policy or the procedures by which security holders may recommend nominees to our board of directors.
Section 16 Beneficial Ownership Reporting Requirements
Section 16(a) of the Exchange Act requires that our directors, executive officers, and persons beneficially owning ten percent or more of our common stock file initial reports of ownership of the common stock and reports of any changes in that ownership to the SEC. Specific due dates for these reports have been established, and we are required to report any failure to file by these dates during fiscal 2006.
To our knowledge, based solely upon the written representations of our incumbent directors, executive officers, and ten percent stockholders and copies of the reports that they have filed with the SEC, these filing requirements were satisfied during 2006.
ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Policies and Objectives of Compensation Programs
Our compensation philosophy is based on the principle that compensation should, to the extent possible, reflect our financial performance and the individual’s performance and contribution to our success, and should provide long- and short-term employment incentives.
Our policy has been to provide all employees with a total compensation package that includes a competitive salary, an incentive bonus based upon individual performance, competitive benefits and an efficient, worker-friendly workplace environment. In addition, most employees have been eligible to receive qualified incentive stock options or stock appreciation rights under Tarragon’s equity compensation plans, which were established to reward and motivate employees by aligning their interests with those of our stockholders and providing the employees with an opportunity to acquire a proprietary interest in Tarragon.
Our executive compensation policies are based upon the following tenets, which are intended to support Tarragon’s mission to maximize stockholder value:
•	Total compensation programs should strengthen the relationship between pay and performance by emphasizing variable, at-risk compensation that depends upon Tarragon’s achievements and the individual’s performance goals.

•	Compensation should generally increase with position and responsibility. Total compensation is higher for individuals with greater responsibility and greater ability to influence the company’s results. Likewise, as position and responsibility increase, a greater portion of the executive’s total compensation should be contingent on the achievement of performance objectives.

•	Management should focus on the long-term interests of stockholders. Accordingly, a portion of executive compensation must be long-term, at-risk pay in the form of restricted stock, stock options or stock appreciation rights. Equity-based compensation should be higher for persons with higher levels of responsibility, with a greater percentage of their compensation dependent on long-term stock appreciation.

•	We have to maintain our ability to attract, retain and encourage the development of qualified, capable executives. Total compensation opportunities generally should be competitive with the opportunities offered by organizations of comparable size within the real estate industry. For the positions that are not limited to or directly comparable with the real estate industry, we must reference broader general industry information for similar-sized organizations.
We do not utilize benchmarking to establish compensation levels. However, market information regarding pay practices at other companies is compiled and considered in assessing the reasonableness of compensation, and ensuring that compensation levels remain competitive in the marketplace.
Internal pay equity is also a factor we consider in establishing compensation levels for our executive officers. Although we do not have a policy regarding the ratio of total compensation of the chief executive officer to that of our other executive officers, compensation levels are reviewed and compared to ensure that appropriate equity exists.
We seek to maximize the deductibility for tax purposes of all elements of compensation. Section 162(m) of the Internal Revenue Code generally disallows a tax deduction for non-qualifying compensation in excess of $1 million paid to any of the company’s named executive officers in any fiscal year. We manage our compensation programs in light of applicable tax provisions, including 162(m), and may revise compensation plans from time to time to maximize deductibility. However, the executive compensation committee of the board of directors has the right to approve compensation that does not qualify for deduction when and if it deems it to be in the best interests of Tarragon to do so.
We have not adopted equity or other security ownership requirements for our executive officers, but management is strongly encouraged to align its interests with those of our stockholders. Management beneficially owns approximately 51.6% of the outstanding shares of Tarragon common stock as of January 15, 2007.
Executive Compensation Committee Processes and Procedures
The executive compensation committee operates under a written charter adopted by the board of directors. In 2006, this committee consisted of Messrs. Weisbrod (Chairman), Schafran, Schrag and Liebman. Each committee member qualifies as an independent director under the NASDAQ rules.
The primary responsibilities of the committee are to oversee our compensation policies and practices, approve the compensation of our chief executive officer and other senior executive officers of Tarragon, administer our option and incentive plans and authorize option and other stock- or cash-based grants under those plans. The committee has met as often as necessary to perform its duties and responsibilities. It held three meetings in 2006 and has held one meeting to date in 2007. In addition, when appropriate, the committee acts by written consent, and the committee acted by written consent three times in 2006. The committee typically meets with our chief executive officer and president, as well as the general counsel and secretary, and when appropriate, the chief financial officer. The committee generally receives and reviews an agenda and related information prepared by management in advance of each meeting.
Compensation decisions are generally made and approved in December and January of each year. Management plays a significant role in the compensation process. Management conducts annual employee performance evaluations in the fourth quarter and then recommends to the committee salary levels, bonuses and option or other incentive awards for the company’s senior executive officers. In addition, management prepares and provides a compilation of publicly available compensation information for other companies in Tarragon’s peer group, and the proposed compensation levels of the chief executive officer and other senior executives are compared against this information. In 2006, the chief executive officer worked closely with the committee to provide background information, relevant performance assessments and individual performance highlights and recommendations for 2007 salary levels and 2006 annual bonuses for Tarragon’s senior executives, as well as restricted stock grants for officers and employees of Tarragon, all of which were approved by the committee in furtherance of our compensation policies and objectives.

Elements of Executive Compensation
Our executive compensation includes three key elements: (1) base salary, (2) annual short-term incentive awards paid in cash or restricted stock and (3) long-term incentive awards in the form of stock options or stock appreciation rights payable in stock.
     Base Salary
Executive salaries are set at levels designed to allow us to attract, inspire and retain the highly qualified real estate professionals essential to our continued success. Tarragon’s executive officers are paid salaries in line with their experience and responsibilities, and 2007 salary increases were based upon the executive’s past performance, current level of contribution and future potential, taking into account competitive market compensation paid by other companies for similar positions.
The total increase in base salaries for calendar year 2007 for Tarragon’s top three executive officers was 66.5% over 2006. This marked the first increase in base salary for these executives since January 1, 2004 and reflects, among other things, the substantial increase in the scope, scale and complexity of our operations over that period and the committee’s assessment that Tarragon had historically underpaid these executives. In addition, the committee considered the performance of Tarragon over the prior three-year period, rather than limiting its consideration to 2006, and individual contributions to the success of the company over that time period. Total 2007 increases in base salaries for Tarragon’s remaining executive officers averaged 6% over 2006.
     Annual Bonus and Restricted Stock
Short-term incentive awards are based on each executive officer’s measure of success in attaining both individual and company performance goals and are designed to provide motivation for executive performance that results in improved financial results and condition over both the short and long term. In 2006, annual bonuses were paid in cash or a combination of cash and restricted stock. All restricted stock awards were issued under the Tarragon Corporation Amended and Restated Omnibus Plan, or Tarragon Omnibus Plan. These awards will vest 13 months from the date of grant, unless vesting sooner in accordance with their terms, and were valued at the fair market value of the stock on the date of the grant, without discount.
The total of annual bonuses paid by Tarragon in 2006 was $4.8 million less than the prior year, reflecting the company’s weaker performance in 2006 as compared to 2005. In view of his substantial stockholdings, Mr. Friedman declined any bonus in 2006. The total of discretionary bonuses paid to the remaining executive officers in 2006 increased by only $15,000, or 0.8% over 2005. Messrs. Rohdie and Rothenberg received discretionary bonuses equal to 185% of their 2006 base salary, reflecting the committee’s belief that the most senior executives should have the greatest percentage of their total compensation in performance-based pay. Excluding Messrs. Friedman, Rohdie and Rothenberg, individual performance-based pay represented on average 36.4% of the total compensation paid to Tarragon’s executive officers in 2006.

The committee considered individual performance criteria for each of the executive officers, internal pay equity, historical compensation and an analysis of compensation practices at a group of Tarragon’s peers in the homebuilding industry, to set the level of discretionary bonus for each executive. The committee also considered the fact that the most senior executives had not earned a bonus under Tarragon’s long-term incentive compensation plan for 2006, as Tarragon did not meet the performance goals set by the committee, despite admirable individual performances and extensive hard work in a down market. The decision to pay up to 50% of discretionary bonuses in restricted stock was based on a review of the total mix of each executive’s compensation package, past equity awards, stated individual preferences, and the availability of restricted stock for such awards. In the prior year, only those individuals receiving bonuses in excess of $500,000 received 20% of their bonus compensation in the form of restricted stock awards.
The following table sets forth the actual dollar amounts of 2006 bonuses paid to the named executive officers in the form of restricted stock awards, and the numbers of shares of restricted stock issued to each. All awards were based on the closing stock price of Tarragon common stock on December 19, 2006, the date the committee approved the restricted stock awards, which was $11.95 per share.

	Dollar Amount of	Number of Shares
	Bonus Paid in	of Restricted
Name	Restricted Stock	Stock Issued
William S. Friedman	—	—
Robert C. Rohdie	—	—
Robert P. Rothenberg	$119,500	10,000
Erin D. Pickens	$45,000	3,766
Charles D. Rubenstein	$92,500	7,741
     Development Incentive Compensation Program
In December 2004, our board of directors adopted a Development Incentive Compensation Program, or Development Plan, that established a three-tier bonus pool equal to 8% of the estimated net pre-tax profits earned or to be earned by Tarragon on all development projects. Senior development executives were eligible for a bonus, payable in cash or equity awards, tied directly to the success and profitability of the specific projects under each executive’s supervision and control. In addition, all development executives, members of those executives’ development teams and divisional personnel were eligible for bonuses based on the estimated net, pre-tax profit of all development projects undertaken by the company. The Development Plan was specifically designed to maximize the profitability of each development executive’s projects by providing an opportunity for such executive to benefit directly from the success of those projects. The Development Plan was also designed to foster cooperation and team spirit among all development personnel, by allowing all personnel to share in the profitability of the development projects undertaken by Tarragon as a whole. In addition, the committee expected the Development Plan to provide a reference point for the incentive compensation of the chief executive officer and other Tarragon named executive officers, although the committee retained the right to determine actual bonus and equity awards paid to them annually.
In 2006, bonus awards to certain development executives were adjusted to account for lower than projected profitability on certain projects. However, these decisions were made on a case-by-case basis, and Tarragon does not have a general policy regarding the adjustment or recovery of an award if the performance objective on which it is based is restated or otherwise adjusted in a manner that would have significantly reduced the size of the original award.
     Long-Term Incentive Compensation
Tarragon has also given long-term incentive awards in the form of stock option grants or stock appreciation rights to its executive officers. We believe that stock options and stock appreciation rights focus executives on preserving and increasing stockholder value, while the vesting period encourages executive retention. The timing and number of shares of Tarragon common stock covered by these awards have generally been based on various subjective factors, primarily relating to the position and level of responsibilities of the individual executive and his or her expected future contributions, the number of options currently held by such executive and the size of awards granted to such executive officer in prior years.
Stock Options. Tarragon has used stock options to align the interests of management with stockholders. Typically, these awards have a 10-year term, vesting 20% per year, and are issued at the closing market price of Tarragon common stock on the date of grant. The committee approved stock option awards in amounts ranging from 2,000 to 30,000 shares to many of our executive officers in January 2006, in connection with 2005 performance reviews. The committee did not grant any additional option awards as part of 2006 compensation.
Stock Appreciation Rights. Tarragon also has issued stock appreciation rights as long-term incentive awards. Tarragon’s stock appreciation rights awards are typically for a 10-year term, are immediately vested or vest within 3 years, and are issued at the closing market price of Tarragon common stock on the date of grant. They are payable only in Tarragon common stock. No stock appreciation rights were granted to our executives in 2006.
Performance-Based Compensation Awards. In June 2006, we adopted, with the approval of our stockholders, the Tarragon Corporation 2006 Incentive Compensation Plan, or Incentive Plan, designed to comply with the performance-based compensation exemption requirements of Section 162(m) of the Code. The executive compensation committee established performance goals and incentives for 2006 for three of our named executive officers, William S. Friedman, Robert Rothenberg and Robert Rohdie, in accordance with the Incentive Plan. The performance goals established by the committee included a set increase in homebuilding sales revenue or the same level increase in income from continuing operations, in each case measured against the same one-year period in the prior year. If either or both goals were met or exceeded, each of the executives would have been eligible for a bonus of up to 1% of consolidated net income as reported by Tarragon in our consolidated statements of income for 2006. Neither goal was met in 2006, due primarily to a change in market conditions for condominiums and lower than expected sales in our South Florida condominium conversion projects. As a result, none of the executives received any compensation under this plan for 2006.
The committee considered the impact of Section 162(m) when making 2006 compensation decisions and limited all discretionary bonuses to Tarragon’s named executive officers so as not to exceed the $1 million cap.
In January 2007, the committee determined that Mr. Rothenberg was the only eligible participant in the Incentive Plan for 2007. Upon consideration of Tarragon’s strategic goals and plans for 2007, including the proposed spin-off of the Homebuilding Business, the committee further determined that a quarterly measurement period was more appropriate than an annual measurement period under the circumstances. Accordingly, the committee adopted a measurement period of January 1, 2007 through March 31, 2007. The performance goals established by the committee for Mr. Rothenberg during that measurement period included homebuilding sales revenue for both consolidated and unconsolidated projects as reported in homebuilding division operating statements for the first quarter of 2007 of greater than the average of the four quarters of 2006, or earnings before interest, taxes, depreciation and amortization (EBITDA) for the first quarter of 2007 of greater than the average of the four quarters of 2006. In the event either or both of these goals are met or exceeded, Mr. Rothenberg will be eligible for a cash bonus of up to $500,000.
Severance and Change-in-Control Arrangements
None of our named executive officers have any arrangements that provide for the payment of severance payments, nor are they entitled to payment of any benefits upon a change in control of Tarragon, except that Tarragon’s equity plans provide that upon a change in control, all unvested stock options and stock appreciation rights vest and become immediately exercisable and all restrictions on restricted stock awards lapse. Under our equity plans, our named executive officers are entitled to the same benefits available to Tarragon employees generally.

Compensation Committee Report
We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion, we have recommended to the board of directors that the Compensation Discussion and Analysis be included in this annual report.
Executive Compensation Committee

Lance Liebman	Lawrence G. Schafran
Raymond V.J. Schrag	Carl B. Weisbrod
Summary Compensation Table
The following table provides information concerning the total compensation paid in 2006 to the persons who currently serve as our principal executive officer, principal financial officer and three other most highly compensated executive officers, or Tarragon’s named executive officers.

Name and Principal				Stock	Option	All Other
Position at Tarragon	Year	Salary	Bonus	Awards (1)	Awards (2)	Compensation (3)	Total
William S. Friedman Chairman and Chief Executive Officer	2006	$350,000	$—	$145,480	$32,097	$9,160	$536,737

Robert P. Rothenberg President and Chief Operating Officer	2006	$350,000	$530,500	$228,443	$107,881	$29,805 (4)	$1,246,629

Robert C. Rohdie President & Chief Executive Officer – Tarragon Development Corporation	2006	$350,000	$650,000	$223,068	$173,080	$9,160	$1,405,308

Erin D. Pickens Executive Vice President and Chief Financial Officer	2006	$225,000	$85,000	$2,024	$29,288	$9,160	$350,472

Charles D. Rubenstein Executive Vice President and Chief Real Estate Counsel	2006	$360,000	$92,500	$4,160	$32,364	$9,160	$498,184

(1)	The amounts in this column reflect the compensation expense recognized for 2006 financial statement reporting purposes related to stock awards granted in accordance with FAS 123R. Compensation expense is calculated based on the grant date fair value of the stock award based on the closing sale price on the date of grant.

(2)	The amounts in this column reflect the compensation expense recognized for 2006 financial statement reporting purposes related to stock options and stock appreciation rights granted in accordance with FAS 123R. Compensation expense is calculated based on the grant date fair value of the option awards, which is calculated with the Black-Scholes option valuation model using the following range of assumptions:

options are assumed to be exercised in 3 to 8 years;

expected volatility ranges from 18.24% to 30.1%;

risk free rate of return ranges from 3.57% to 5.25%; and

forfeitures range from 1.75% to 3%.

(3)	With the exception of Mr. Rothenberg, these amounts consist solely of (a) 401(k) plan matching contributions and (b) life insurance premiums paid by Tarragon.

(4)	Includes provision of an automobile, a business travel life insurance policy and use of an apartment as a second home.
Grants of Plan-Based Awards
The following table provides information concerning each grant of stock options and stock appreciation rights, if any, awarded during 2006 to each person who currently serves as a named executive officer.

			All	All Other
			Other	Option
			Stock	Awards:			Grant
		Estimated Future	Awards:	Number		Closing	Date Fair
		Payouts Under	Number	of	Exercise	Market	Value of
		Non-Equity	of	Securities	or Base	Price	Stock and
		Incentive Plan	Shares	Under-	Price of	on Date	Option
		Awards (1)	of Stock	lying	Option	of	Awards
Name	Grant Date	Maximum	or Units	Options	Awards	Grant	(2)
William S. Friedman	01/11/2006		7,331	—	$—	$20.46	$149,992
Robert P. Rothenberg	01/11/2006		—	30,000	$20.46	$20.46	$273,617
	01/11/2006		11,241	—	$—	$20.46	$230,000
	12/19/2006		10,000	—	$—	$11.95	$119,500
Robert C. Rohdie	01/11/2006		—	30,000	$20.46	$20.46	$273,617
	01/11/2006		11,241	—	$—	$20.46	$230,000
Erin D. Pickens	12/19/2006		3,766	—	$—	$11.95	$45,004
Charles D. Rubenstein	01/11/2006		—	10,000	$20.46	$20.46	$91,206
	12/19/2006		7,741	—	$—	$11.95	$92,500

(1)	Tarragon established performance goals for Messrs. Friedman, Rothenberg and Rohdie under the 2006 Plan; however, no awards were earned in 2006. Had the performance goals been met, each of these executive officers would have been eligible to receive a bonus of up to 1% of Tarragon’s consolidated net income as reported in its consolidated statements of income for 2006.

(2)	The grant date fair value of the option awards was calculated with the Black-Scholes option valuation model using the following assumptions:
•	options are assumed to be exercised in eight years;

•	expected volatility is 30.1%;

•	the risk free rate of return is 4.55%; and

•	forfeitures of 1.8% are assumed.

Outstanding Equity Awards at Fiscal Year-End
The following table provides information concerning unexercised stock options, unvested restricted stock and equity incentive plan awards, if any, for each person who currently serve as named executive officers.

	Option Awards				Stock Awards
							Market
	Number of	Number of			Number of		Value of
	Securities	Securities			Shares or		Shares or
	Underlying	Underlying			Units of		Units of
	Unexercised	Unexercised	Option	Option	Stock That		Stock That
	Options	Options	Exercise	Expiration	Have Not		Have Not
Name	Exercisable (1)	Unexercisable (1)	Price (2)	Date	Vested		Vested
William S. Friedman * ‡	15,000	15,000	$16.33	01/20/2015	7,331	(3)	$150,000
Robert P. Rothenberg * †	816,750	—	$3.16	09/25/2010	11,241	(3)	$230,000
	49,500	12,375	$4.26	01/31/2012	10,000	(4)	$119,500
	—	30,000	$20.46	01/11/2016	—		$—
	15,000	15,000	$16.33	01/20/2015	—		$—
Robert C. Rohdie *	198,000	49,500	$4.26	01/31/2012	11,241	(3)	$230,000
	—	30,000	$20.46	01/11/2016	—		$—
	15,000	15,000	$16.33	01/20/2015	—		$—
Erin D. Pickens * ‡	17,016	—	$3.17	12/15/2008	3,766	(4)	$45,000
	5,063	3,375	$5.42	12/31/2012	—		$—
	5,625	3,750	$8.34	12/19/2013	—		$—
	7,500	7,500	$9.71	12/03/2014	—		$—
	1,500	1,500	$16.33	01/20/2015	—		$—
Charles D. Rubenstein * †	51,047	—	$3.53	09/08/2008	7,741	(4)	$92,500
	17,016	—	$3.36	12/20/2010	—		$—
	8,438	5,625	$5.42	12/31/2012	—		$—
	3,375	2,250	$8.34	12/19/2013	—		$—
	2,500	2,500	$16.33	01/20/2015	—		$—
	—	10,000	$20.46	01/11/2016	—		$—

(1)	The following table shows vesting dates and schedules for unexercised option awards for each of our named executive officers:

	Number of Securities
	Underlying	Number of Securities	Vesting
	Unexercised	Underlying Unexercised	Commencement
Name	Options Exercisable	Options Unexercisable	Date	Vesting Schedule
William S. Friedman	15,000	15,000	01/20/2005	1/3 vested on grant, 1/3 per year for next 2 years
Robert P. Rothenberg	816,750	—	09/25/2000	1/3 vested on grant, 1/3 per year for next 2 years
	49,500	12,375	01/31/2002	20% per year over 5 years
	—	30,000	01/11/2006	20% per year over 5 years
	15,000	15,000	01/20/2005	1/3 vested on grant, 1/3 per year for next 2 years
Robert C. Rohdie	198,000	49,500	01/31/2002	20% per year over 5 years
	—	30,000	01/11/2006	20% per year over 5 years
	15,000	15,000	01/20/2005	1/3 vested on grant, 1/3 per year for next 2 years
Erin D. Pickens	17,016	—	12/15/1998	20% per year over 5 years
	5,063	3,375	01/01/2003	20% per year over 5 years
	5,625	3,750	12/19/2003	20% per year over 5 years
	7,500	7,500	12/03/2004	1/3 per year over 3 years
	1,500	1,500	01/20/2005	1/3 vested on grant, 1/3 per year for next 2 years
Charles D. Rubenstein	51,047	—	09/08/1998	20% per year over 5 years
	17,016	—	12/20/2000	20% per year over 5 years
	8,438	5,625	01/01/2003	20% per year over 5 years
	3,375	2,250	12/19/2003	20% per year over 5 years
	2,500	2,500	01/20/2005	1/3 vested on grant, 1/3 per year for next 2 years
	—	10,000	01/11/2006	20% per year over 5 years

(2)	The exercise price for options granted through November 2005 is the average of the high bid price and low ask price over the five trading days prior to the date of grant. The exercise price for options granted after November 2005 and the base price for all stock appreciation rights are the closing price of Tarragon common stock on the date of grant.

(3)	Awards vest one year from the date of grant.

(4)	Awards vest 13 months from the date of grant.
Options Exercised and Stock Vested
The following table provides information concerning each exercise of stock options, stock appreciation rights and similar instruments during the last completed fiscal year for each person who currently serve as named executive officers.

Option Awards
Number of
Shares
	Acquired on	Value Realized on
Name	Exercise	Exercise
William S. Friedman	—	—
Robert P. Rothenberg	—	—
Robert C. Rohdie	—	—
Erin D. Pickens	3,637	$74,995
Charles D. Rubenstein	—	—

Director Compensation
For 2006, each of our non-employee directors received annual compensation of $20,000 for his or her service on our board of directors, plus $2,000 for each board committee on which he or she served, $1,000 for each committee that he or she chaired and reimbursement of expenses. Directors who also serve as officers have not received any additional compensation for their services as director.
In March 2006, our board of directors approved an award of 500 shares of restricted Tarragon common stock to each non-employee director then serving on the board of directors, pursuant to the terms of the Tarragon Omnibus Plan. In December 2006, our board approved an award of 500 shares to each non-employee director serving on the board January 1, 2007, payable on the first business day of 2007. These shares were immediately vested, but cannot be sold until such time that the director ceases to serve on our board of directors.
In December 2005, the executive compensation committee recommended, and our board of directors approved, a standing award of options for 2,000 shares of Tarragon common stock to each non-employee director serving on the board on January 1 of each fiscal year, payable on the first business day of each fiscal year under the Tarragon Omnibus Plan. In January 2006 and 2007, each of our incumbent non-employee directors received options to purchase 2,000 shares of Tarragon common stock.
The following table reflects information concerning the total compensation paid to the persons who currently serve on Tarragon’s board of directors. Messrs. Friedman, Rothenberg and Rohdie are employees of Tarragon and did not receive any compensation for their service as directors.

	Fees Earned or Paid	Stock	Option
Name	in Cash	Awards (1)(2)	Awards (3)(4)	Total
Willie K. Davis	$24,000	$9,440	$12,686	$46,126
Richard S. Frary	$20,000	$9,440	$12,686	$42,126
Lance Liebman	$22,000	$9,440	$12,686	$44,126
Lawrence G. Schafran	$27,000	$9,440	$12,686	$49,126
Raymond V.J. Schrag	$27,000	$9,440	$12,686	$49,126
Carl B. Weisbrod	$23,000	$9,440	$12,686	$45,126
Martha E. Stark	$22,000	$9,440	$12,686	$44,126

(1)	The amounts in this column reflect the compensation expense recognized for 2006 financial statement reporting purposes related to stock awards granted in accordance with FAS 123R. The grant date fair value of each stock award is equal to the closing sale price on the date of grant. The closing sale price for each stock award was $18.88.

(2)	As of December 31, 2006, the total number of outstanding options held by each director is as follows: Mr. Davis, 2,000; Mr. Frary, 5,000; Mr. Liebman, 47,686; Mr. Schafran, 0; Mr. Schrag, 2000; Mr. Weisbrod, 47,686; and Ms. Stark, 2000.

(3)	The amounts in this column reflect the compensation expense recognized for 2006 financial statement reporting purposes related to stock options in accordance with FAS 123R. Compensation expense is calculated based on the grant date fair value of the stock options, which is calculated with the Black-Scholes option valuation model using the following assumptions:

options are assumed to be exercised in three years;

(4)	As of December 31, 2006, each director held a total of 500 shares of restricted stock.

expected volatility is 37.14%;
risk free rate of return is 4.34%; and
forfeitures are assumed to be 1.8%.
Because each of the stock options in the table above were immediately vested, the grant date fair value is equal to the compensation expense recognized by Tarragon.
Compensation Committee Interlocks and Insider Participation
     The Executive Compensation Committee currently consists of Lance Liebman, Carl B. Weisbrod, Raymond V.J. Schrag and Lawrence G. Schafran, who are all independent members of our Board of Directors. None of the members of the committee are current or former employees of Tarragon or any of our subsidiaries.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
                  STOCKHOLDER MATTERS
The following table sets forth information concerning the holdings of (1) each person known to Tarragon to be the beneficial owner of more than five percent of Tarragon common stock, (2) each director and named executive officer of Tarragon, and (3) all of Tarragon’s directors and executive officers as a group. This information was furnished to us by the respective director, officer or stockholder. Except as otherwise noted below, the information presented is based on such persons’ ownership of Tarragon common stock and Tarragon 10% cumulative preferred stock as of January 15, 2007. As of January 15, 2007, there were 28,707,107 shares of Tarragon common stock and 1,252,267 shares of Tarragon 10% cumulative preferred stock outstanding. Unless otherwise indicated, the persons listed below have sole voting and investment power with respect to their shares of Tarragon common stock, except to the extent the applicable law gives spouses shared authority.

						Tarragon 10% Cumulative
	Tarragon Common Stock					Preferred Stock
	Amount of		Nature of		Approximate	Amount of	Approximate
	Beneficial		Beneficial	Total Beneficial	Percent of	Beneficial	Percent of
Name of Beneficial Owner	Ownership		Ownership	Ownership	Class (1)	Ownership	Class
Lucy N. Friedman (2)	5,899,077	(3)	Direct	12,307,857	42.9%	1,000	#
	6,408,780	(4)	Indirect
	0		Vested

William S. Friedman (2)	4,018,271	(5)	Direct	12,478,014	43.2%	—	—
	8,289,586	(6)	Indirect
	170,157		Vested

Willie K. Davis	45,879	(7)	Direct	49,879	#	—	—
	0		Indirect
	4,000		Vested

Richard S. Frary	76,442	(7)	Direct	83,442	#	—	—
	0		Indirect
	7,000		Vested

						Tarragon 10% Cumulative
	Tarragon Common Stock					Preferred Stock
	Amount of		Nature of		Approximate	Amount of	Approximate
	Beneficial		Beneficial	Total Beneficial	Percent of	Beneficial	Percent of
Name of Beneficial Owner	Ownership		Ownership	Ownership	Class (1)	Ownership	Class
Lance Liebman	35,224	(7)	Direct	84,910	#	—	—
	0		Indirect
	49,686		Vested

Erin D. Pickens	39,499	(8)	Direct	76,640	#	—	—
	0		Indirect
	30,547	(9)	Vested

Robert C. Rohdie	203,937	(10)	Direct	1,127,742	3.9%	616,667	49.2%
	670,305	(11)	Indirect
	253,500		Vested

Robert P. Rothenberg	58,825	(12)	Direct	1,147,638	3.9%	8,333	#
	0		Indirect
	1,088,813		Vested

Charles D. Rubenstein	8,312	(13)	Direct	98,063	#	—	—
	0		Indirect
	84,688		Vested

Lawrence G. Schafran	88,504	(7)(14)	Direct	90,504	#	—	—
	0		Indirect
	2,000		Vested

Raymond V.J. Schrag	217,275	(7)	Direct	278,786	1.0%	—	—
	57,511	(15)	Indirect
	4,000		Vested

Martha E. Stark	1,000	(7)	Direct	5,000	#	—	—
	0		Indirect
	4,000		Vested

Carl B. Weisbrod	34,966	(7)(16)	Direct	84,652	#	—	—
	0		Indirect
	49,686		Vested

All Directors and Executive Officers of Tarragon as a group (14 individuals)				15,781,789	51.6%	633,334	50.6%

#	Less than 1%.

(1)	Percentages are based upon 28,707,107 shares of Tarragon common stock and 1,252,267 shares of Tarragon 10% cumulative preferred stock outstanding at January 15, 2007.

(2)	Mr. and Mrs. Friedman’s address is 423 W. 55th Street, 12th Floor, New York, New York 10019.

(3)	Includes 5,831,015 shares of Tarragon common stock that are pledged in standard margin account arrangements.

(4)	Includes 4,018,271 shares of Tarragon common stock owned by Mrs. Friedman’s spouse, William S. Friedman, Tarragon’s chief executive officer and chairman of Tarragon’s board of directors. Also includes 2,390,509 shares of Tarragon common stock owned by Beachwold Partners, L.P., of which Mr. Friedman is the general partner and Mrs. Friedman and their four children are the limited partners, all of which are pledged in standard margin account arrangements.

(5)	Includes 3,850,456 shares of Tarragon common stock that are pledged in standard margin account arrangements.

(6)	Includes 5,899,077 shares of Tarragon common stock owned by Mrs. Friedman. Also includes 2,390,509 shares of Tarragon common stock owned by Beachwold Partners, L.P., all of which are pledged in standard margin account arrangements.

(7)	Includes 1,000 shares of Tarragon restricted stock. Holders of restricted stock have sole voting power, but not investment power.

(8)	Includes 3,766 shares of Tarragon restricted stock. Holders of restricted stock have sole voting power, but not investment power.

(9)	Includes 7,500 vested stock appreciation rights, which if exercised would be settled with 1,156 shares of Tarragon common stock.

(10)	Includes 195,294 shares of Tarragon common stock pledged as partial collateral for a line of credit with a bank.

(11)	Includes 668,096 shares of Tarragon common stock owned by The Rohdie Family LLC, of which Mr. Rohdie is the managing member, and 2,209 shares of Tarragon common stock owned by his spouse, Barbara Rohdie.

(12)	Includes 10,000 shares of Tarragon restricted stock. Holders of restricted stock have sole voting power, but not investment power.

(13)	Includes 7,741 shares of Tarragon restricted stock. Holders of restricted stock have sole voting power, but not investment power.

(14)	Includes 87,504 shares of Tarragon common stock pledged in standard margin account arrangements.

(15)	Includes 17,014 shares of Tarragon common stock owned by Mr. Schrag’s wife, Jean Schrag, and 40,497 shares of Tarragon common stock held by Mr. Schrag as trustee, in which he or his wife has a remainder interest. Mr. and Mrs. Schrag disclaim beneficial ownership of these shares, except to the extent of their pecuniary interest therein. It does not include 46,916 shares of Tarragon common stock held by Mr. Schrag as executor for the estate of Jane P. Norman, the deceased parent of Lucy N. Friedman. Mr. Schrag disclaims beneficial ownership of such shares.

(16)	Includes 21,066 shares of Tarragon common stock pledged in a standard margin account arrangement.
Equity Compensation Plan Information
As of January 15, 2007, the Tarragon Omnibus Plan, Tarragon’s Amended and Restated Share Option and Incentive Plan, or the Share Incentive Plan, and Tarragon’s Amended and Restated Independent Director Share Option Plan, or the Director Plan, were the only compensation plans under which our securities were authorized for issuance. These plans were approved by our stockholders. The following table provides information as of January 15, 2007.

Number of shares of
	Number of shares of		common stock
	common stock to be	Weighted-average	remaining available for
	issued upon exercise of	exercise price of	future issuance under
	outstanding options,	outstanding options,	equity compensation
Plan Category	warrants and rights	warrants and rights	plans
Equity compensation plans approved by stockholders	3,054,661	$6.58	1,182,098 (1)

Equity compensation plans not approved by stockholders	—	$—	—

(1)	All of these shares are available for issuance under the Tarragon Omnibus Plan, as both the Share Incentive Plan and the Director Plan expired in November 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Policies and Procedures for Approval of Related Persons Transactions
Tarragon has a policy of discouraging transactions with related persons except in exceptional circumstances. Prior to consideration, our board of directors requires full disclosure of all material facts concerning the relationship and financial interest of the relevant individuals involved in the transaction. The board then determines whether the transaction is fair to Tarragon. If the board makes this determination, the transaction must be approved by a majority of the independent directors entitled to vote on the matter. Tarragon’s articles of incorporation provide that we will not, directly or indirectly, contract or engage in any transaction with any director, officer or employee of Tarragon or any of their affiliates or associates (as such terms are defined in Rule 12b-2 under the Exchange Act) unless (1) all material facts as to the relationships between or financial interests of the relevant individuals or entities in and to the contract or transaction are disclosed to or are known by the board of directors or the appropriate board committee and (2) the board of directors or the appropriate committee determines that such contract or transaction is fair to Tarragon and simultaneously authorizes or ratifies such contract or transaction by the affirmative vote of a majority of the independent directors entitled to vote on that contract or transaction. All of the transactions reported in the following paragraphs were approved by our board of directors in accordance with these policies and procedures, and we believe that the terms of these transactions were at least as advantageous to Tarragon as those we could have obtained from unrelated third parties.
Transactions with Related Persons
     Rohdie Preferred Interest
In February 2000, Tarragon entered into an agreement to acquire the interests of Robert C. Rohdie and his affiliates in ten apartment communities. Mr. Rohdie, Tarragon’s partner in the development of these projects, contributed his equity interests to Tarragon Development Company, LLC, or TDC, an operating entity we formed, in exchange for a preferred interest in TDC of $10 million. Mr. Rohdie joined Tarragon as the president and chief executive officer of Tarragon Development Corporation, our wholly owned subsidiary, and became a member of our board of directors in February 2000.
Mr. Rohdie’s preferred interest in TDC earned a guaranteed return until September 30, 2006, when he converted his preferred interest into 668,096 shares of our common stock and 616,667 shares of our 10% cumulative preferred stock in accordance with the terms of the operating agreement of TDC. Mr. Rohdie received distributions of $770,366, $623,556 and $421,889 in 2006 (through the date of the conversion), 2005 and 2004, respectively, in payment of his guaranteed return.

     Ansonia Relationships
In 1997, Tarragon formed Ansonia Apartments, L.P. with Ansonia L.L.C., a New York limited liability company. Richard S. Frary, Robert Rothenberg and Eileen Swenson are members of Ansonia L.L.C., which is the limited partner of Ansonia. TDC is the general partner of Ansonia. Mr. Rothenberg and Ms. Swenson became officers of Tarragon and Mr. Rothenberg was appointed to our board of directors in September 2000. Mr. Frary joined our board of directors in April 2004. Our investment in Ansonia was fully recovered in 2002 from distributions to the partners of cash proceeds from property sales, mortgage refinancings, supplemental mortgages and property operations.
In November 2000, Tarragon formed Ansonia Liberty L.L.C., a Connecticut limited liability company, for the purpose of acquiring a 124-unit apartment community known as the “Liberty Building” located in New Haven, Connecticut. In October 2001, Mr. Frary acquired a 10% member interest in Ansonia Liberty L.L.C. Our investment in Ansonia Liberty L.L.C. was fully recovered in 2002 from distributions to the members of cash proceeds from refinancing of the mortgage secured by the property. In 2004, we received cash distributions of $158,408 from Ansonia Liberty L.L.C. Mr. Frary also received $30,273 in cash distributions from Ansonia Liberty L.L.C. in 2005 and $24,601 in 2004.
In November 2005, Tarragon contributed its interests in 14 apartment properties, including the Liberty Building, to Ansonia in exchange for an increased ownership interest in Ansonia, and Mr. Frary contributed his interest in Ansonia Liberty L.L.C. in exchange for an individual ownership interest in Ansonia. Simultaneously, Ansonia closed a $391 million non-recourse financing secured by first and second lien mortgages on 23 of its 25 properties and pledges of equity interests in the related property-owning entities. In 2005, Tarragon received $64.4 million in cash distributions from Ansonia, including $64 million representing our share of the net proceeds from this financing transaction. In 2004, we received cash distributions of $4,854,462 from Ansonia in connection with refinancings and supplemental mortgages on four of its properties.
In June 2006, Ansonia received an additional $20 million in loan proceeds under the financing of its portfolio. Tarragon received $15,814,890 in cash distributions representing our share of the net proceeds from this transaction. Mr. Rothenberg, Mr. Frary and Ms. Swenson received cash distributions from Ansonia in 2006, 2005 and 2004 in the amounts provided in the following table.

Name	2006	2005	2004
Richard S. Frary	$333,768	$1,395,785	$340,672
Robert P. Rothenberg	$677,961	$2,802,594	$814,439
Eileen Swenson	$121,051	$500,404	$115,506
Tarragon received property management fees of $1,840,455 in 2006, $1,142,087 in 2005 and $1,025,968 in 2004 from properties owned by Ansonia.

     Tarragon Calistoga Relationships
In November 1999, Tarragon formed Tarragon Calistoga L.L.C., a Nevada limited liability company, or Calistoga, with Mr. Frary. Tarragon has an 80% managing member interest in Calistoga, and Mr. Frary holds the remaining 20% member interest. Calistoga owns (1) a 5% member interest in Calistoga Ranch Owners LLC, a California limited liability company, which owns a property development in Napa Valley, California, and (2) a 25% member interest in CR Tarragon Palm Springs L.L.C., a California limited liability company, which owns a Palm Springs, California resort development. In June 2001, Mr. Frary received $133,290 in distributions from Calistoga, of which $100,000 was a return of his initial investment contribution, and Tarragon received $533,158. Mr. Frary has since made additional net contributions to Calistoga of approximately $222,111.
     Friedman Relationships
With the approval of our board of directors, affiliates of William S. Friedman and his spouse, Lucy N. Friedman, made a $30 million unsecured revolving line of credit available to Tarragon in 2006. This unsecured loan replaced a two-year, $20 million revolving line of credit that Mr. and Mrs. Friedman made available to Tarragon in 2004 and 2005. Advances under this line of credit bear interest at LIBOR plus 1% per annum or the lowest rate at which credit is offered to Tarragon by any third party. The following table shows the largest aggregate principal amount of indebtedness under the loan and the principal and interest paid on that indebtedness in 2006, 2005 and 2004.

	2006	2005	2004
Largest aggregate principal amount of indebtedness	$30,703,145	$12,488,107	$3,978,880
Principal paid	$78,994,235	$14,750,000	$12,264,995
Interest paid	$291,948	$58,978	$5,764
As of December 31, 2006, the outstanding amount under this loan was $10,380,976. In March 2007, the line of credit was increased to $40 million.
In 2003, as an accommodation to Tarragon, Mr. and Mrs. Friedman and their affiliates pledged approximately 1.2 million shares of Tarragon common stock as partial security for a line of credit with a bank. The line of credit was repaid in full in January 2006 and the pledged stock held as collateral was subsequently released.
Tarragon received property and asset management fees totaling $75,468 in 2006, $9,777 in 2005 and $13,526 in 2004 and loan origination fees of $155,750 in 2006 from real estate partnerships controlled by Mr. Friedman.
Director Independence
Pursuant to the NASDAQ Marketplace Rules, or the NASDAQ rules, an “independent director” is a person other than an officer or employee of the parent or its subsidiaries or any other individual having a relationship, which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ rules specify the criteria by which the independence of our directors should be determined. The applicable standards of the NASDAQ rules and SEC rules and regulations impose additional independence requirements on members of the audit committee. An audit committee member may not accept, directly or indirectly, any consulting, advisory or other compensatory fee from the company or any of its subsidiaries or be an “affiliated person” of the company or its subsidiaries.
In accordance with applicable standards under the NASDAQ rules and the SEC rules and regulations, our board of directors undertook its annual review of the independence of its directors and considered whether there were any transactions or relationships between each director or any member of their immediate family and Tarragon and its subsidiaries and affiliates that would interfere with their independent judgment. As a result of this most recent review, our board of directors determined that Messrs. Davis, Liebman, Schafran, Schrag and Weisbrod and Ms. Stark are “independent directors” within the meaning of the NASDAQ rules. The board of directors also determined that each of the members of our audit committee is independent within the meaning of the NASDAQ rules and SEC rules and regulations relating to audit committees, and meets the experience requirements of the NASDAQ rules and the SEC rules and regulations, and that Mr. Schafran and Ms. Stark qualify as “audit committee financial experts” under the NASDAQ rules and the SEC rules and regulations.
In making these determinations, our board was not aware of and did not consider any transactions, relationships or arrangements not disclosed under the caption “Certain Relationships and Related Transactions” above.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The aggregate fees billed by Grant Thornton LLP for professional services rendered during the fiscal years ended December 31, 2006 and 2005 are set forth in the following table.

Fees	2006	2005
Audit Fees	$1,085,562	$585,576
Audit-Related Fees	$66,056	$74,043
Tax Fees	$14,893	$204,206
All Other Fees	$—	$—
Audit Fees
Fees for audit services included the annual audit of our financial statements and management’s assessment of the effectiveness of internal control over financial reporting, as well as the review of our quarterly reports on Form 10-Q, registration statements filed with the SEC, other SEC filings and consents.
Audit-Related Fees
Audit-related services included accounting consultation regarding the application of accounting principles generally accepted in the United States of America to proposed transactions.
Tax Fees
Tax services included tax compliance services, tax accounting consultation, tax advice and planning.
The Audit Committee has adopted a Pre-Approval Policy for Audit and Non-Audit Services, which describes generally the audit, audit-related, tax and other permitted services that have been pre-approved by the Committee, as well as those services that require specific pre-approval by the Committee. The list of pre-approved services will be reviewed and approved annually. The Audit Committee may delegate its pre-approval authority to either the chairperson or another member of the Committee, provided that the services requiring pre-approval do not exceed $25,000 in value. The Audit Committee approved or pre-approved all of the services described above.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Report:
1. Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm — Grant Thornton LLP
Consolidated Balance Sheets — December 31, 2006 and 2005
Consolidated Statements of Income — Years Ended December 31, 2006, 2005, and 2004
Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2006, 2005, and 2004
Consolidated Statements of Cash Flows — Years Ended December 31, 2006, 2005, and 2004
Notes to Consolidated Financial Statements
2. Financial Statement Schedules
Schedule II — Valuation and Qualifying Accounts
Schedule III — Real Estate and Accumulated Depreciation
All other schedules are omitted because they are not applicable or because the required information is shown in the Consolidated Financial Statements or the notes thereto.
3. Exhibits
The following documents are filed as Exhibits to this report:

Exhibit
Number	Description

3.1	Articles of Incorporation of Tarragon Realty Investors, Inc. (incorporated by reference to Appendix C to the Proxy Statement/Prospectus filed as part of Registration Statement No. 333-25739 on Form S-4, filed April 24, 1997).

3.2	Certificate of Amendment to the Articles of Incorporation of Tarragon Corporation as filed with and approved by the Secretary of State of Nevada on June 17, 2004 (incorporated by reference to Exhibit 3.10 to Form 8-K filed June 23, 2004).

3.3	Certificate of Designation of Preferences and Relative Participating or Optional or Other Special Rights and Qualification, Limitations or Restrictions thereof of 10% Cumulative Preferred Stock of Tarragon Realty Investors, Inc., as filed with and approved by the Secretary

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES (Continued)

Exhibit
Number	Description

of State of Nevada on May 1, 2000 (incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-31424 on Form S-4, filed March 1, 2000).

3.4	Bylaws of Tarragon Realty Investors, Inc. (incorporated by reference to Appendix D to the Proxy Statement/Prospectus filed as part of Registration Statement No. 333-25739 on Form S-4, filed April 24, 1997).

4.1	Indenture Agreement dated September 16, 2004, between Tarragon Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarterly period ended September 30, 2004).

10.1	Limited Liability Company Agreement of Tarragon Development LLC, dated February 7, 2000, between Tarragon Realty Investors, Inc., and The Rohdie Family LLC (incorporated by reference to Exhibit 10.1 to Form 10-K for the fiscal year ended December 31, 1999).

10.2	Amended and Restated Independent Director Share Option and Incentive Plan, as adopted July 21, 1995 and amended July 24, 1997 and November 24, 1998 (incorporated by reference to Exhibit 4.2 to Registration Statement No. 333-36582 on Form S-8 filed May 9, 2000).

10.3	Amended and Restated Share Option and Incentive Plan, as adopted July 21, 1995 and amended July 25, 1997, November 24, 1998 and May 1, 2000 (incorporated by reference to Exhibit 4.2 to Registration Statement No. 333-36576 on Form S-8 filed May 9, 2000).

10.4	Tarragon Corporation Amended and Restated Omnibus Plan, effective as of December 6, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 9, 2006).

10.5	Form of Stock Appreciation Rights Agreement under the Tarragon Corporation Amended and Restated Omnibus Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 2005).

10.6	Form of Incentive Stock Option Agreement under the Tarragon Corporation Amended and Restated Omnibus Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarterly period ended September 30, 2005).

10.7	Form of Director Stock Option Agreement under the Tarragon Corporation Amended and Restated Omnibus Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed on January 9, 2006).

10.8	Form of Restricted Stock Agreement under the Tarragon Corporation Amended and Restated Omnibus Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 17, 2006).

10.9	Limited Partnership Agreement of Ansonia Apartments, L.P., dated November 25, 1997 (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 6, 2005).

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES (Continued)

Exhibit
Number	Description

10.10	Letter Agreement amending Limited Partnership Agreement of Ansonia Apartments, L.P., dated July 15, 2001 (incorporated by reference to Exhibit 10.2 to Form 8-K filed December 6, 2005).

10.11	Amendment to Limited Partnership Agreement of Ansonia Apartments, L.P., dated as of February 1, 2002 (incorporated by reference to Exhibit 10.3 to Form 8-K filed December 6, 2005).

10.12	Amendment to Limited Partnership Agreement of Ansonia Apartments, L.P., dated as of November 30, 2005 (incorporated by reference to Exhibit 10.4 to Form 8-K filed December 6, 2005).

10.13	Letter Agreement dated March 6, 2006 between the Company and Beachwold (incorporated by reference to Exhibit 10.2 to Form 8-K filed March 10, 2006).

10.14	Promissory Note in the original principal amount of $30,000,000, executed by the Company for the benefit of Beachwold (incorporated by reference to Exhibit 10.3 to Form 8-K filed March 10, 2006).

10.15	Form of Restricted Stock Agreement between the Company and Non-Employee Directors (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 10, 2006).

10.16	Loan Agreement between The Entities Identified as Borrowers Party Hereto, The Lenders Party Hereto and General Electric Capital Corporation as of November 30, 2005 (incorporated by reference to Exhibit 10.16 to form 10-K for the year ended December 31, 2005).

10.17	First Amendment to Loan Agreement and Omnibus Amendment and Reaffirmation of Loan Documents with General Electric Capital Corporation (incorporated by reference to Exhibit 10.17 to form 10-K for the year ended December 31, 2005).

10.18	Incentive Compensation Plan (incorporated by reference to Appendix II to the Company’s 2006 Proxy Statement, filed April 28, 2006).

10.19	Mortgage Consolidation and Spreader Agreement with Barclays Capital Real Estate, Inc. (incorporated by reference to Exhibit 10.2 to form 10-Q for the quarterly period ended September 30, 2006).

10.20	Amended and Restated Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Agreement with Barclays Capital Real Estate, Inc. (incorporated by reference to Exhibit 10.3 to form 10-Q for the quarterly period ended September 30, 2006).

21.1 *	Subsidiaries of the Registrant.

23.1 *	Consent of Grant Thornton LLP

31.1 *	Rule 13a-14(a) certification by William S. Friedman, chief executive officer.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES (Continued)

Exhibit
Number	Description

31.2 *	Rule 13a-14(a) certification by Erin D. Pickens, executive vice president and chief financial officer.

32.1 *	Section 1350 certifications by William S. Friedman, chief executive officer, and Erin D. Pickens, executive vice president and chief financial officer.

*	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
TARRAGON CORPORATION

Dated: April 2, 2007	By:	/s/ William S. Friedman
William S. Friedman, Chief Executive Officer,
Director, and Chairman of the Board

Signature	Capacities In Which Signed	Date

/s/ William S. Friedman William S. Friedman	Chief Executive Officer, Director, and Chairman of the Board (Principal Executive Officer)	April 2, 2007

/s/ Robert P. Rothenberg Robert P. Rothenberg	President and Director	April 2, 2007

/s/ Erin D. Pickens Erin D. Pickens	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 2, 2007

/s/ Stephanie D. Buffington	Director of Financial Reporting	April 2, 2007
Stephanie D. Buffington	(Principal Accounting Officer)

/s/ Willie K. Davis Willie K. Davis	Director	April 2, 2007

/s/ Richard S. Frary Richard S. Frary	Director	April 2, 2007

/s/Lance Liebman Lance Liebman	Director	March 12, 2007

/s/ Robert C. Rohdie Robert C. Rohdie	Director	April 2, 2007

/s/ Lawrence G. Schafran Lawrence G. Schafran	Director	April 2, 2007

/s/ Raymond V.J. Schrag Raymond V. J. Schrag	Director	April 2, 2007

/s/ Martha E. Stark Martha E. Stark	Director	April 2, 2007

/s/ Carl B. Weisbrod Carl B. Weisbrod	Director	April 2, 2007

TARRAGON CORPORATION
INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Articles of Incorporation of Tarragon Realty Investors, Inc. (incorporated by reference to Appendix C to the Proxy Statement/Prospectus filed as part of Registration Statement No. 333-25739 on Form S-4, filed April 24, 1997).
3.2	Certificate of Amendment to the Articles of Incorporation of Tarragon Corporation as filed with and approved by the Secretary of State of Nevada on June 17, 2004 (incorporated by reference to Exhibit 3.10 to Form 8-K filed June 23, 2004).

3.3	Certificate of Designation of Preferences and Relative Participating or Optional or Other Special Rights and Qualification, Limitations or Restrictions thereof of 10% Cumulative Preferred Stock of Tarragon Realty Investors, Inc., as filed with and approved by the Secretary of State of Nevada on May 1, 2000 (incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-31424 on Form S-4, filed March 1, 2000).

3.4	Bylaws of Tarragon Realty Investors, Inc. (incorporated by reference to Appendix D to the Proxy Statement/Prospectus filed as part of Registration Statement No. 333-25739 on Form S-4, filed April 24, 1997).

4.1	Indenture Agreement dated September 16, 2004, between Tarragon Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarterly period ended September 30, 2004).

10.1	Limited Liability Company Agreement of Tarragon Development LLC, dated February 7, 2000, between Tarragon Realty Investors, Inc., and The Rohdie Family LLC (incorporated by reference to Exhibit 10.1 to Form 10-K for the fiscal year ended December 31, 1999).

10.2	Amended and Restated Independent Director Share Option and Incentive Plan, as adopted July 21, 1995 and amended July 24, 1997 and November 24, 1998 (incorporated by reference to Exhibit 4.2 to Registration Statement No. 333-36582 on Form S-8 filed May 9, 2000).

10.3	Amended and Restated Share Option and Incentive Plan, as adopted July 21, 1995 and amended July 25, 1997, November 24, 1998 and May 1, 2000 (incorporated by reference to Exhibit 4.2 to Registration Statement No. 333-36576 on Form S-8 filed May 9, 2000).

10.4	Tarragon Corporation Amended and Restated Omnibus Plan, effective as of December 6, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 9, 2006).

10.5	Form of Stock Appreciation Rights Agreement under the Tarragon Corporation Amended and Restated Omnibus Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 2005).

10.6	Form of Incentive Stock Option Agreement under the Tarragon Corporation Amended and Restated Omnibus Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarterly period ended September 30, 2005).

TARRAGON CORPORATION
INDEX TO EXHIBITS
(Continued)

Exhibit
Number	Description

10.7	Form of Director Stock Option Agreement under the Tarragon Corporation Amended and Restated Omnibus Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed on January 9, 2006).
10.8	Form of Restricted Stock Agreement under the Tarragon Corporation Amended and Restated Omnibus Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 17, 2006).

10.9	Limited Partnership Agreement of Ansonia Apartments, L.P., dated November 25, 1997 (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 6, 2005).

10.10	Letter Agreement amending Limited Partnership Agreement of Ansonia Apartments, L.P., dated July 15, 2001 (incorporated by reference to Exhibit 10.2 to Form 8-K filed December 6, 2005).

10.11	Amendment to Limited Partnership Agreement of Ansonia Apartments, L.P., dated as of February 1, 2002 (incorporated by reference to Exhibit 10.3 to Form 8-K filed December 6, 2005).

10.12	Amendment to Limited Partnership Agreement of Ansonia Apartments, L.P., dated as of November 30, 2005 (incorporated by reference to Exhibit 10.4 to Form 8-K filed December 6, 2005).

10.13	Letter Agreement dated March 6, 2006 between the Company and Beachwold (incorporated by reference to Exhibit 10.2 to Form 8-K filed March 10, 2006).

10.14	Promissory Note in the original principal amount of $30,000,000, executed by the Company for the benefit of Beachwold (incorporated by reference to Exhibit 10.3 to Form 8-K filed March 10, 2006).

10.15	Form of Restricted Stock Agreement between the Company and Non-Employee Directors (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 10, 2006).

10.16	Loan Agreement between The Entities Identified as Borrowers Party Hereto, The Lenders Party Hereto and General Electric Capital Corporation as of November 30, 2005 (incorporated by reference to Exhibit 10.16 to form 10-K for the year ended December 31, 2005).

10.17	First Amendment to Loan Agreement and Omnibus Amendment and Reaffirmation of Loan Documents with General Electric Capital Corporation (incorporated by reference to Exhibit 10.17 to form 10-K for the year ended December 31, 2005).

10.18	Incentive Compensation Plan (incorporated by reference to Appendix II to the Company’s 2006 Proxy Statement, filed April 28, 2006)

10.19	Mortgage Consolidation and Spreader Agreement with Barclays Capital Real Estate, Inc. (incorporated by reference to Exhibit 10.2 to form 10-Q for the quarterly period ended September 30, 2006).

TARRAGON CORPORATION
INDEX TO EXHIBITS
(Continued)

Exhibit
Number	Description

10.20	Amended and Restated Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Agreement with Barclays Capital Real Estate, Inc. (incorporated by reference to Exhibit 10.3 to form 10-Q for the quarterly period ended September 30, 2006).

21.1 *	Subsidiaries of the Registrant.

23.1 *	Consent of Grant Thornton LLP

31.1 *	Rule 13a-14(a) certification by William S. Friedman, chief executive officer.

31.2 *	Rule 13a-14(a) certification by Erin D. Pickens, executive vice president and chief financial officer.

32.1 *	Section 1350 certifications by William S. Friedman, chief executive officer, and Erin D. Pickens, executive vice president and chief financial officer.

*	Filed herewith