Form 10-Q
period 2007-03-31
TARRAGON CORP
filed 2007-05-11
CIK 1038217

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐            Accelerated filer ☑           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Common Stock, $.01 par value	28,686,614

(Class)	(Outstanding at May 1, 2007)

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
The risks, uncertainties, and assumptions that are involved in our forward-looking statements include:
•	our substantial indebtedness and high leverage which could adversely affect our financial health and prevent us from fulfilling our debt service obligations;

•	our ability to generate sufficient cash flow to meet our debt service obligations;

•	the effects of fluctuating interest rates, and the pricing and availability of construction and mortgage financing;

•	an increase in competition for home purchasers and tenants or a decrease in demand by home purchasers and tenants;

•	our ability to implement and achieve the goals of the proposed spin-off of our homebuilding business;

•	our ability to identify and secure additional apartment properties and sites that meet our criteria for future acquisition or development;

•	construction delays or cost overruns, either of which may increase project development costs;

•	our ability to obtain zoning, occupancy, and other required governmental permits and authorizations;

•	opposition from local community or political groups with respect to development or construction at a particular site;

•	the adoption, on the national, state, or local level, of more restrictive laws and governmental regulations, including more restrictive zoning, land use, or environmental regulations and increased real estate taxes;

•	our ability to sell our older, under-performing properties when necessary for cash flow purposes; and

•	general industry, economic, and market conditions particularly with regard to apartment property occupancy, rental growth rates, prevailing rental rates, and competition in the markets where our rental properties are concentrated.
These factors are representative of the risks, uncertainties, and assumptions that could cause actual outcomes and results to differ materially from what is expressed or forecast in forward-looking statements. In addition, these statements could be affected by local, national, and world economic conditions and political events, including the global economic slowdowns and fluctuations in interest and currency exchange rates. For additional information see the information regarding factors that may affect our actual financial condition and results of operations, under the caption “ITEM 1A. RISK FACTORS” beginning on page 13 of our Annual Report on Form 10-K for the year ended December 31, 2006.
[This space intentionally left blank]

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TARRAGON CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Thousands)

	March 31,	December 31,
	2007	2006
Assets
Cash and cash equivalents	$20,563	$23,476
Restricted cash	23,764	23,597
Contracts receivable	82,531	69,048
Homebuilding inventory:
Land for development	136,289	129,975
Residential construction in progress	233,272	231,894
Condominium conversions	334,247	397,299
Construction in progress — rentals	248,865	257,866
Contract deposits	16,446	13,589
Rental real estate (net of accumulated depreciation of $115,975 in 2007 and $110,520 in 2006)	727,257	731,477
Investments in and advances to partnerships and joint ventures	65,663	61,523
Assets held for sale	69,345	34,531
Other assets, net	48,055	48,486

	$2,006,297	$2,022,761

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable and other liabilities:
Trade accounts payable	$19,162	$21,387
Other accounts payable and liabilities	108,911	121,126
Liabilities related to assets held for sale	50,315	25,588
Deferred tax liability	34,576	34,576
Mortgages and notes payable:
Land for development	31,590	31,586
Residential construction in progress	137,031	129,585
Condominium conversions	184,973	227,137
Construction in progress — rentals	141,218	135,519
Rental real estate	822,634	824,104
Other notes payable (including $20.8 million in 2007 and $10.4 million in 2006 due to affiliates)	49,224	39,800
Senior convertible notes	5,750	5,750
Subordinated unsecured notes	125,000	125,000

	1,710,384	1,721,158

Commitments and contingencies
Minority interest	21,857	22,089
Stockholders’ equity
Common stock, $.01 par value; authorized shares, 100,000,000; shares issued, 38,705,420 in 2007 and 38,715,663 in 2006	385	385
Special stock, $.01 par value; authorized shares, 17,500,000; no shares issued	—	—
Cumulative preferred stock, $.01 par value; authorized shares, 2,500,000; shares issued and outstanding, 1,265,835 in 2007 and 2006; liquidation preference, $15,190 in 2007 and 2006, or $12 per share	13	13
Paid-in capital	407,883	407,260
Accumulated deficit	(87,117)	(80,059)
Accumulated other comprehensive income (loss)	711	(266)
Treasury stock, at cost (10,018,806 shares in 2007 and 2006)	(47,819)	(47,819)

	274,056	279,514

	$2,006,297	$2,022,761

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in Thousands, Except Per Share Data)

	For the Three Months
	Ended March 31,
	2007	2006
Revenue
Homebuilding sales	$123,825	$89,190
Rental and other (including $39 in 2007 and $7 in 2006 from affiliates)	26,570	25,016

	150,395	114,206

Expenses
Costs of homebuilding sales (including interest of $6.2 million in 2007 and $3 million in 2006; impairment charges of $4.4 million in 2007 and none in 2006; and development salaries, marketing, and selling costs of $5.7 million in 2007 and $3.3 million in 2006)	116,282	66,095
Property operations	13,209	12,315
Depreciation	5,456	3,510
General and administrative
Corporate	5,533	5,296
Property	1,574	1,297

	142,054	88,513

Other income and expenses
Equity in income of partnerships and joint ventures	291	2,061
Minority interests in income of consolidated partnerships and joint ventures	(668)	(283)
Interest income (including $90 in 2007 from affiliates)	180	193
Interest expense (including $293 in 2007 and $27 in 2006 to affiliates)	(16,772)	(7,689)
Gain on sale of real estate	398	—
Loss on extinguishment of debt	(1,422)	(1,808)

Income (loss) from continuing operations before income taxes	(9,652)	18,167
Income tax (expense) benefit	5,232	(6,813)

Income (loss) from continuing operations	(4,420)	11,354
Discontinued operations, net of income taxes of ($109,000) in 2007 and $4.3 million in 2006
Income (loss) from operations	175	(218)
Gain on sale of real estate	—	7,338

Net income (loss)	(4,245)	18,474
Dividends on cumulative preferred stock	(376)	(207)

Net income (loss) allocable to common stockholders	$(4,621)	$18,267

Earnings per common share – basic
Income (loss) from continuing operations allocable to common stockholders	$(.17)	$.39
Discontinued operations	.01	.25

Net income (loss) allocable to common stockholders	$(.16)	$.64

Earnings per common share – assuming dilution
Income (loss) from continuing operations allocable to common stockholders	$(.17)	$.36
Discontinued operations	.01	.22

Net income (loss) allocable to common stockholders	$(.16)	$.58

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	For the Three Months
	Ended March 31,
	2007	2006
		Restated
Cash Flows from Operating Activities
Net income (loss)	$(4,245)	$18,474
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of real estate	(398)	(11,740)
Minority interests in income of consolidated partnerships and joint ventures	668	283
Depreciation and amortization of leasing costs	6,116	3,778
Amortization of deferred borrowing costs	689	843
Provision for estimated losses and impairment charges	—	266
Equity in income of partnerships and joint ventures	(291)	(2,061)
Distributions of earnings from partnerships and joint ventures	269	1,548
Stock-based compensation expense	414	355
Changes in other operating assets and liabilities, net of effects of non-cash investing and financing activities:
Homebuilding inventory	37,508	(214,797)
Contracts receivable	(13,483)	40,240
Restricted cash	(3,316)	4,601
Other assets	(1,119)	9,612
Accounts payable and other liabilities	(22,845)	(16,597)

Net cash used in operating activities	(33)	(165,195)

Cash Flows from Investing Activities
Cash received from the sale of real estate	659	14,909
Capital improvements of real estate	(1,596)	(2,715)
Construction and acquisition costs of real estate under development	—	(3,195)
Distributions of capital from partnerships and joint ventures	—	11,277
Advances and contributions to partnerships and joint ventures	(4,118)	(17,864)
Deposits to reserve for replacements	(234)	(310)
Disbursements from reserves for replacements	148	253
Purchase of partnership interest	—	(1,710)
Other	100	63

Net cash (used in) provided by investing activities	(5,041)	708

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (Continued)
(Dollars in Thousands)

	For the Three Months
	Ended March 31,
	2007	2006
		Restated
Cash Flows from Financing Activities
Proceeds from borrowings	$86,599	$262,866
Principal payments on notes payable	(95,756)	(91,177)
Advances from affiliates	19,796	9,729
Repayments of advances from affiliates	(9,339)	(9,729)
Distributions to minority partners of consolidated partnerships and joint ventures	(900)	(565)
Deferred borrowing costs paid	(1,205)	(4,560)
Stock repurchases	—	(5,284)
Dividends to stockholders	(376)	(207)
Proceeds from the exercise of stock options	46	252
Change in cash overdrafts	3,296	(787)
Excess tax benefits from stock-based compensation	—	25
Other	—	506

Net cash provided by financing activities	2,161	161,069

Net decrease in cash and cash equivalents	(2,913)	(3,418)
Cash and cash equivalents, beginning of period	23,476	39,044

Cash and cash equivalents, end of period	$20,563	$35,626

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid, net of capitalized interest	$16,393	$6,285

Income taxes paid	$702	$2,516

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Assets written off and liabilities released in connection with the sale of real estate:
Real estate	$264	$13,026
Other assets	—	348
Notes payable	—	(9,689)
Accounts payable and other liabilities	(3)	(516)
Gain on sale	398	11,740

Cash received from the sale of real estate	$659	$14,909

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (Continued)
(Dollars in Thousands)

	For the Three Months
	Ended March 31,
	2007	2006
		Restated
Effect on assets and liabilities of the consolidation of one homebuilding project in 2006:
Homebuilding inventory	$—	$41,976
Investments in and advances to partnerships and joint ventures	—	(24,012)
Other assets	—	474
Notes payable	—	(9,605)
Accounts payable and other liabilities	—	(1,833)
Minority interest	—	(7,000)

	$—	$—

Homebuilding inventory transferred to real estate	$34,453	$5,071

Cash dividends declared on common stock	$—	$2,839

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1. BASIS OF PRESENTATION
The accompanying Consolidated Financial Statements of Tarragon Corporation, a homebuilder and real estate developer, its subsidiaries, and consolidated partnerships and joint ventures have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, but, in our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of consolidated financial position, consolidated results of operations, and consolidated cash flows at the dates and for the periods presented have been included. Operating results for the three month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2006. Dollar amounts in tables are in thousands, except for per share data.
Warranties. We provide warranties on workmanship and structural integrity in accordance with statutory requirements, which vary by state. Warranty reserves have been established by charging cost of sales and recording a warranty liability. The amounts charged are estimated by management to be adequate to cover expected warranty-related costs for all unexpired warranty obligation periods. Our warranty cost accruals are based upon historical warranty experience taking into consideration the types and locations of the projects.
The following table presents the activity in our warranty liability account included in accounts payable and other liabilities.

	For the Three Months
	Ended March 31,
	2007	2006
Warranty liability at beginning of period	$4,000	$2,664
Warranty costs accrued	317	560
Warranty costs paid	(180)	(574)

Warranty liability at end of period	$4,137	$2,650

Capitalized interest. We capitalize interest on funds used in constructing property from the date of initiating of construction activities through the time the property is ready for leasing or sale. Interest of $11.8 million and $19.7 million was capitalized for the quarters ended March 31, 2007 and 2006, respectively.
Income tax expense. Income tax (expense) benefit for the first quarter ended March 31, 2007, includes the reversal of $1.5 million of certain tax reserves that management believes are no longer required.
Comprehensive income. Comprehensive income is comprised of net income (loss) from our results of operations and changes in the fair value of derivatives accounted for as cash flow hedges. The components of comprehensive income, net of income taxes, are as follows:

	For the Three Months
	Ended March 31,
	2007	2006
Net income (loss)	$(4,245)	$18,474
Changes in fair value of derivative, net of income tax expense	977	—

Comprehensive income (loss)	$(3,268)	$18,474

Information about Major Customers. Revenue for the first quarter of 2007 includes the sale of a rental development for $30.3 million, which represents more than 10% of the consolidated revenue for the first quarter of 2007 reported by the Homebuilding Business.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 2. STOCK-BASED AWARDS
Stock-based compensation expense recognized under Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payments,” for the three months ended March 31, 2007 and 2006 was approximately $256,000 and $222,000, respectively, net of income taxes of $158,000 and $134,000, respectively. As of March 31, 2007, there was approximately $2.2 million of total unrecognized compensation cost related to nonvested share options, which is expected to be amortized over the weighted average life of 2.31 years. The weighted average life would be reduced by any future terminations.
During the three months ended March 31, 2007, we granted restricted stock awards for 3,500 shares of common stock and options to purchase 14,000 shares of common stock to directors under the Omnibus Plan, all of which were immediately exercisable. The restricted stock awards are subject to each director’s agreement not to sell the restricted stock for as long as the director remains on our board of directors. The fair value of the 3,500 shares was $41,000 on the grant date. The fair value of the options was $17,000 on the grant date.
During the three months ended March 31, 2006, we granted restricted stock awards for 81,086 shares of common stock to employees and 3,500 shares of common stock to directors. The director grants were immediately vested, subject to each director’s agreement not to sell the restricted stock for as long as the director remains on our board of directors. The fair value of the 3,500 shares issued to directors was $66,000 on the grant date. The restricted stock awards issued to employees had one year vesting periods, and there were no restrictions on trading upon vesting. The fair value of the 81,086 shares was $1.7 million on the grant dates.
NOTE 3. VARIABLE INTEREST ENTITIES
At March 31, 2007, we have identified seven joint ventures as variable interest entities (“VIEs”), six of which we are the primary beneficiary. These six entities have been consolidated in accordance with the Financial Accounting Standards Board’s (“FASB”) Interpretation (“FIN”) 46(R) “Consolidation of Variable Interest Entities.” The six entities consist of one partnership with 25 rental communities with 6,032 apartments, two limited liability companies with rental apartment communities in lease-up, one with 328 units and the other with 90 units, and three limited liability companies engaged in homebuilding, one with a 215-unit age-restricted traditional new development, one with a mixed use condominium and retail project and the other with a 217-unit rental development. The aggregate total assets of the six consolidated VIEs were $439 million as of March 31, 2007. Of the total assets, $311.6 million, net of accumulated depreciation of $78.5 million, is classified as rental real estate and $112.6 million is classified as homebuilding inventory in the accompanying March 31, 2007, Consolidated Balance Sheet. Of the $534.4 million of the debt of these entities at March 31, 2007, $447.3 million is non-recourse to the general assets of Tarragon.
We have identified one VIE that is not consolidated, as we are not the primary beneficiary. It is a limited liability limited partnership that acquired a rental apartment community for conversion to condominium homes for sale. The liabilities of this VIE are non-recourse to the general assets of Tarragon. We are a limited partner and have no exposure to loss in connection with this entity because we have recovered our investment.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 4. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES
Investments in and advances to partnerships and joint ventures consisted of the following:

		Carrying Amount
	Profits Interest	March 31, 2007	December 31, 2006
Choice Home Financing, L.L.C.	50%	$209	$333
Delaney Square, L.L.C.	50%	—	—
Hoboken joint ventures:
900 Monroe Street Development, L.L.C.	63%	4,655	4,261
Block 106 Development, L.L.C.	63%	6,158	5,972
Block 102 Development, L.L.C.	48%	3,084	3,069
Block 103 Development, L.L.C.	55%	3,702	2,160
Block 112 Development, L.L.C.	63%	11,172	11,134
Block 114 Development, L.L.C.	55%	3,863	3,767
Block 144 Development, L.L.C.	63%	2,345	2,273
TDC/Ursa Hoboken Sales Center, L.L.C.	48%	1,584	1,570
Thirteenth Street Development, L.L.C.	50%	—	—
Upper Grand Realty, L.L.C.	50%	—	—
Keane Stud, L.L.C.	50%	8,143	7,795
LOPO, L.P.	50%	12,858	11,953
Merritt Stratford, L.L.C.	50%	325	325
Orchid Grove, L.L.C.	50%	6,933	6,279
Park Avenue at Metrowest, Ltd.	50%	—	—
Shefaor/Tarragon, LLLP	29%	—	—
Tarragon Calistoga, L.L.C.	80%	632	632

		$65,663	$61,523

We account for our investments in these partnerships and joint ventures using the equity method when we hold noncontrolling interests or our outside partners have significant participating rights, as defined in FASB’s Emerging Issues Task Force’s (“EITF”) 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights” and EIFF 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” or we are not the primary beneficiary as defined under FIN 46R.
Loan guarantees for Unconsolidated Partnerships and Joint Ventures. We have guaranteed payment of one construction loan, one condominium conversion loan, and three land loans of five unconsolidated joint ventures as of March 31, 2007. The aggregate fully funded amount of these five loans is $86.6 million. At March 31, 2007, we guaranteed the aggregate outstanding balance of $71.2 million. Of this amount, $28.5 million matures in 2007 and $42.7 million matures in 2008. We have recorded liabilities totaling $2.1 million, which are presented in other liabilities in the accompanying Consolidated Balance Sheets, in connection with these guarantees.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 4. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES (Continued)
Below are unaudited summarized financial data for Park Avenue at Metrowest, Ltd. (“Park Avenue Tarragon”) individually and combined for our other unconsolidated partnerships and joint ventures that are not individually significant, for the three month periods ended March 31, 2007 and 2006.

	Park Avenue		All
	Tarragon	Other	Partnerships
Three Months Ended March 31, 2007

Homebuilding sales	$245	$6,456	$6,701
Cost of homebuilding sales (including interest of $444,000 in 2007 and $1 million in 2006; and development salaries, marketing and selling costs of $198,000 in 2007 and $808,000 in 2006)	(238)	(6,072)	(6,310)
Mortgage banking income	—	268	268
Other	—	(16)	(16)

Net income	7	636	643
Elimination of management fees paid to Tarragon	—	85	85

Net income before management fees paid to Tarragon	$7	$721	$728

Equity in income of partnerships and joint ventures	$12	$279	$291

Three Months Ended March 31, 2006

Homebuilding sales	$11,131	$11,555	$22,686
Cost of homebuilding sales	(8,891)	(10,457)	(19,348)
Mortgage banking income	—	460	460
Other	—	105	105

Income from continuing operations	2,240	1,663	3,903
Discontinued operations (1)	—	125	125

Net income	2,240	1,788	4,028
Elimination of management fees paid to Tarragon	2	10	12

Net income before management fees paid to Tarragon	$2,242	$1,798	$4,040

Equity in income of partnerships and joint ventures	$1,274	$787	$2,061

(1)	Revenue presented in discontinued operations was $377,000.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 5. NOTES PAYABLE AND COVENANTS
Subordinated Unsecured Notes. On June 15, 2005, we issued $40 million of unsecured subordinated notes due June 30, 2035. The notes bear interest, payable quarterly, at a rate of 8.71% through June 30, 2010, and afterwards at a variable rate equal to LIBOR plus 4.4% per annum (8.71% at March 31, 2007). The notes are prepayable after June 30, 2010, at par. On September 12, 2005, we issued an additional $25 million of unsecured subordinated notes due October 30, 2035. These notes bear interest, payable quarterly, at a rate of 8.79% through October 30, 2010, and afterwards at a variable rate equal to LIBOR plus 4.4% per annum (8.79% at March 31, 2007). The notes are prepayable after October 30, 2010, at par. On March 1, 2006 we issued an additional $60 million of unsecured subordinated notes due April 30, 2036. These notes bear interest at 400 basis points over 30-day LIBOR with interest payable quarterly (9.32 % at March 31, 2007). The notes are prepayable after April 30, 2011, at par. As of March 31, 2007, the outstanding principal balance of these three series of unsecured subordinated notes was $125 million.
As of March 31, 2007, we were not in compliance with a debt service coverage ratio covenant contained in the indentures for the subordinated unsecured notes. We have requested and expect to obtain a waiver of non-compliance with this covenant. We have also initiated discussions with representatives of the holders of these notes to allow the substitution of Tarragon Homes Corporation (“Tarragon Homes”) as the borrower under these notes upon completion of the proposed spin-off (see further discussion at NOTE 13. PROPOSED SPIN-OFF OF HOMEBUILDING BUSINESS) and to modify the existing financial covenants. We anticipate, but can provide no assurances, that we will be able to reach an agreement with the holders of these notes to permit Tarragon Homes to be substituted as the borrower and to modify the covenants applicable to Tarragon Homes. If we are unable to reach an agreement with the noteholders, under the terms of the indentures, the indenture trustee or the holders of not less than 25% of the outstanding notes of any series (after 30 days prior notice), could give us a notice of default and accelerate payment of these subordinated, unsecured notes. The acceleration of our obligations under these notes would have material adverse effect on our liquidity and financial position.
Unsecured Credit Facilities. At March 31, 2007, we had a $40 million unsecured line of credit with affiliates of William S. Friedman, our chief executive officer and chairman of our Board of Directors. This line of credit was increased to $40 million from $30 million in March 2007. Advances under this loan bear interest at the lower of 100 basis points over the 30-day LIBOR or the lowest rate offered in writing to us for an unsecured loan by an institutional lender (6.32% at March 31, 2007). Payments of interest only are due on demand but no more frequently than monthly, with all outstanding principal and interest due at maturity in January 2008. As of March 31, 2007, the outstanding balance under this line of credit was $20.8 million.
Secured Credit Facilities. We have a $25 million revolving line of credit with Bank of America secured by assets of one of our consolidated joint ventures. Advances under the loan bear interest at 200 basis points over 30-day LIBOR (7.32 % at March 31, 2007).
Payments of interest only are due monthly, with all outstanding principal and interest due in May 2007. As of March 31, 2007, $25 million was outstanding under this loan. We are currently in negotiations with this lender to extend the maturity, provide additional collateral, and modify the financial covenants contained in this debt agreement in connection with the proposed spin-off of Tarragon Homes. As of March 31, 2007 we had obtained a waiver of non-compliance. We can provide no assurances that the bank will agree to enter into a modification to the terms of this credit facility, which could have a material impact on our liquidity.
NOTE 6. EARNINGS PER COMMON SHARE
Earnings per common share have been computed based on the weighted average number of shares of common stock outstanding for the three month periods ended March 31, 2007 and 2006. Following is a reconciliation of earnings per common share-basic and earnings per common share – assuming dilution.

	For the Three Months
	Ended March 31,
	2007	2006
Net income (loss) allocable to common stockholders, as reported	$(4,621)	$18,267
Add:
Interest expense on convertible notes, net of income taxes	—	227

Net income (loss) allocable to common stockholders - assuming dilution	$(4,621)	$18,494

Weighted average of common shares used in computing earnings per share	28,052,908	28,602,823
Convertible preferred interest of minority partner in consolidated joint venture	—	668,096
Convertible notes	—	469,771
Effect of stock options	—	2,128,001
Effect of stock appreciation rights	—	82,916

Weighted average of common shares used in computing earnings per share – assuming dilution	28,052,908	31,951,607

Earnings per common share
Net income (loss) allocable to common stockholders — basic	$(.16)	$.64

Net income (loss) allocable to common stockholders - assuming dilution	$(.16)	$.58

On a weighted average basis, options to purchase 1,326,266 shares of common stock at a price of $4.45 were outstanding during 2007. However, their effect is not reflected in weighted average shares of common stock outstanding – assuming dilution in the 2007 period because their effect is antidilutive due to a loss from continuing operations allocable to common stockholders.
On a weighted average basis, 14,232 stock appreciation rights were outstanding during 2007, but were not reflected in the computation of weighted average shares of common stock outstanding – assuming dilution in the 2007 period because their effect was antidilutive due to a loss from continuing operations allocable to common stockholders.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 6. EARNINGS PER COMMON SHARE (Continued)
As of March 31, 2007, we had $5.8 million of senior convertible notes which are convertible into 472,172 shares of our common stock. However, their effect is not reflected in weighted average shares of common stock outstanding – assuming dilution in the 2007 period because their effect is antidilutive due to a loss from continuing operations allocable to common stockholders.
NOTE 7. SEGMENT REPORTING
Our business is divided into two principal segments – Homebuilding and Real Estate Services. Our activities in Homebuilding encompass the development of new mid-rise or high-rise condominiums and town homes for sale to residents, condominium conversions of existing apartment communities, land development and sale, and development of new rental properties, primarily apartment communities.
Homebuilding. We measure the performance of Homebuilding primarily by gross profit from home sales. Our active for-sale communities at March 31, 2007, include the following:

Remaining Homes
Community	or Home Sites

High-and mid-rise developments (1)	829
Townhome and traditional new developments	946
Condominium and townhome conversions	1,925
Land development	111

3,811

(1)	As of March 31, 2007, we have recognized revenue under the percentage of completion method from the sale of 135 homes in three projects that have not yet been delivered.
Also included in Homebuilding at March 31, 2007, are two rental communities with 818 apartments in reposition, five rental communities with 1,415 apartments under development, and a recently completed apartment community with 328 units in lease-up. Three of the properties under development with 930 apartments are held by the Real Estate Services Business. Following the proposed spin-off, the Real Estate Services Business will engage the Homebuilding Business to complete construction of these properties for a fee.
Real Estate Services. This segment includes rental properties under development, in lease-up, and with stabilized operations. We consider a property stabilized when development or renovation is substantially complete and recurring operating income exceeds operating expenses and debt service. At March 31, 2007, we owned 8,336 consolidated stabilized apartments. We also had consolidated commercial properties with 539,000 square feet of space. The results of operations of one consolidated apartment community with 172 units and four consolidated commercial properties with 383,000 square feet that are held for sale have been presented in discontinued operations in the accompanying Consolidated Statements of Income. We also had seven rental properties with 2,042 apartments which were targeted for conversion to condominium homes for sale in 2005 and 2006. We have decided not to convert these properties to condominiums, and they were transferred to our Real Estate Services rental portfolio in the fourth quarter of 2006. In the first quarter of 2007, we decided not to convert one additional property with 396 apartments to condominiums and transferred it to our Real Estate Services portfolio.
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
We believe that net income (loss) is the most directly comparable GAAP measure to net operating income. The operating statements for Real Estate Services present reconciliations of net operating income to net income (loss).
We allocate our general and administrative expenses between the segments based on the functions of the corporate departments. We allocate other corporate items, including interest income, management fees and other revenue, and minority interests in income of consolidated partnerships and joint ventures, that are not directly associated with one of our segments in the same proportions as general and administrative expenses are allocated.
Prior to January 1, 2004, we transferred properties between segments at their estimated fair values. Depreciation and cost of sales was reported in the segment results on these basis amounts, which differed from the basis amounts for GAAP purposes. On January 1, 2007, we eliminated these differences in basis amounts in the segment balance sheets and operating statements. We have conformed the prior year balance sheets and operating statements to the 2007 presentation.
Following are operating statements and balance sheets for our two segments and net operating income for Real Estate Services. In our segment operating statements, we do not distinguish between consolidated and unconsolidated properties. We have provided a reconciliation of segment revenue to consolidated revenue below.

	HOMEBUILDING
	Operating Statements
	For the Three Months Ended March 31,
	2007		2006
Homebuilding sales	$130,526	100%	$111,876	100%
Cost of homebuilding sales (1)	(122,592)	(94%)	(85,443)	(76%)

Gross profit on homebuilding sales	7,934	6%	26,433	24%

Minority interests in homebuilding sales of consolidated partnerships and joint ventures	(668)	(1%)	(112)	—
Outside partners’ interests in homebuilding sales of unconsolidated partnerships and joint ventures	(225)	—	(1,737)	(2%)
Overhead costs associated with investment in joint venture	(64)	—	—	—
Performance-based compensation related to projects of unconsolidated partnerships and joint ventures	(14)	—	(155)	—

	6,963	5%	24,429	22%

Other income and expenses:
Interest expense	(1,478)	(1%)	(706)	(1%)
Net income (loss) from rental operations	(792)	—	454	—
Mortgage banking income	—	—	229	—
General and administrative expenses	(5,236)	(4%)	(5,146)	(4%)
Other corporate items	117	—	33	—
Loss on extinguishment of debt	(1,414)	(1%)	(1,808)	(1%)

Income (loss) before taxes	(1,840)	(1%)	17,485	16%
Income tax (expense) benefit	704	—	(6,557)	(6%)

Net income (loss)	$(1,136)	(1%)	$10,928	10%

(1)	Cost of homebuilding sales includes marketing and advertising of for-sale communities, development salaries, as well as land, construction costs, architectural and engineering fees, and capitalized interest.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 7. SEGMENT REPORTING (Continued)

	HOMEBUILDING
	Balance Sheets
	March 31,	December 31,
	2007	2006
Assets
Homebuilding inventory
Land for development	$136,289	$129,975
Residential construction in progress	233,272	231,894
Condominium conversion	334,247	397,299
Construction in progress – rental	205,893	221,545
Contract deposits	16,305	13,390
Contracts receivable	82,531	69,048
Investments in partnerships and joint ventures	64,823	60,559
Cash and cash equivalents	18,558	21,468
Restricted cash	13,375	13,594
Other assets	25,073	28,045

	$1,130,366	$1,186,817

Liabilities and Equity
Accounts payable and other liabilities	$62,104	$75,144
Trade accounts payables	15,802	15,903
Deferred tax liability	33,055	33,055
Mortgages and notes payable:
Land for development	31,590	31,586
Residential construction in progress	137,031	129,585
Condominium conversion	184,973	227,137
Construction in progress – rental	126,604	128,179
Unsecured lines of credit and notes	28,386	29,419
Senior convertible notes	—	5,750
Subordinated unsecured notes	125,000	125,000

	744,545	800,758

Minority interest	9,539	9,771
Equity	376,282	376,288

	$1,130,366	$1,186,817

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 7. SEGMENT REPORTING (Continued)

	REAL ESTATE SERVICES
	Operating Statements
	For the Three Months Ended March 31,
	2007		2006
Rental revenue	$26,595	100%	$22,699	100%
Property operating expenses	(12,817)	(48%)	(11,991)	(53%)

Net operating income	13,778	52%	10,708	47%
Net gain on sale of real estate	398		11,740
Minority interests in income of consolidated partnerships and joint ventures	—		(171)
Outside partners’ interests in income of unconsolidated partnerships and joint ventures	—		(79)
Mortgage banking income	135		—
General and administrative expenses	(1,871)		(1,445)
Loss on extinguishment of debt	(8)		—
Other corporate items	214		468
Impairment charges	—		(266)
Interest expense	(14,719)		(5,431)
Depreciation expense	(5,456)		(3,449)

Income (loss) before taxes	(7,529)		12,075
Income tax (expense) benefit	4,420		(4,529)

Net income (loss)	$(3,109)		$7,546

	REAL ESTATE SERVICES
	Balance Sheets
	March 31, 2007	December 31, 2006
Assets
Rental real estate	$727,257	$731,477
Construction in progress — rental	42,972	36,321
Assets held for sale	69,345	34,531
Investments in partnerships and joint ventures	840	964
Cash and cash equivalents	2,005	2,008
Restricted cash	10,389	10,003
Contract deposits	141	199
Other assets	22,982	20,441

	$875,931	$835,944

Liabilities and Deficit
Accounts payable and other liabilities	$46,807	$45,982
Trade accounts payables	3,360	5,484
Deferred tax liability	1,521	1,521
Mortgages and notes payable:
Rental real estate held	822,634	824,104
Construction in progress – rental	14,614	7,340
Unsecured lines of credit and notes	20,838	10,381
Senior convertible notes	5,750	—
Liabilities related to assets held for sale	50,315	25,588

	965,839	920,400

Minority interest	12,318	12,318
Deficit (1)	(102,226)	(96,774)

	$875,931	$835,944

(1)	Real Estate Services’ deficit is the result of distributions to the parent exceeding accumulated divisional earnings.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 7. SEGMENT REPORTING (Continued)

	REAL ESTATE SERVICES
	Net Operating Income
	For the Three Months Ended March 31,
	2007		2006
Rental revenue
Same store stabilized apartment communities	$19,081	100%	$19,063	100%
Apartment communities no longer targeted for conversion to condominium homes for sale	5,174	100%	—	—
Apartment communities sold during period	36	100%	1,460	100%
Apartment communities in lease-up/under construction	829	100%	—	—
Commercial properties	1,475	100%	2,176	100%

	26,595	100%	22,699	100%

Property operating expenses
Same store stabilized apartment communities	(8,791)	(46%)	(9,539)	(50%)
Apartment communities no longer targeted for conversion to condominium homes for sale	(2,903)	(56%)	—	—
Apartment communities sold during period	—	—	(1,145)	(78%)
Apartment communities in lease-up/under construction	(338)	(41%)	—	—
Commercial properties	(785)	(53%)	(1,307)	(60%)

	(12,817)	(48%)	(11,991)	(53%)

Net operating income
Same store stabilized apartment communities	10,290	54%	9,524	50%
Apartment communities no longer targeted for conversion to condominium homes for sale	2,271	44%	—	—
Apartment communities sold during period	36	100%	315	22%
Apartment communities in lease-up/under construction	491	59%	—	—
Commercial properties	690	47%	869	40%

	$13,778	52%	$10,708	47%

	For the Three Months Ended
	March 31,
	2007	2006
Reconciliation of segment revenues to consolidated revenue:
Homebuilding total revenue	$130,526	$111,876
Less homebuilding sales revenue of unconsolidated partnerships and joint ventures	(6,701)	(22,686)
Add management fee and other revenue included in other corporate items	28	20
Add rental revenues from homebuilding properties presented in net income from property operations (1)	1,304	5,674

Homebuilding contribution to consolidated revenue	125,157	94,884

Real Estate Services rental revenue	26,595	22,699
Less Real Estate Services rental revenue presented in discontinued operations	(1,480)	(3,287)
Add management fee and other revenue included in other corporate items	123	287
Less rental revenues of unconsolidated partnerships and joint ventures	—	(377)

Real Estate Services contribution to consolidated revenue	25,238	19,322

Consolidated total revenue	$150,395	$114,206

(1)	Rental revenue generated by properties transferred from Real Estates Services to Homebuilding for conversion to condominiums and properties developed by Homebuilding in lease-up.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 7. SEGMENT REPORTING (Continued)

	For the Three Months Ended
	March 31,
	2007	2006
Reconciliation of segment net income (loss) to consolidated net income:
Homebuilding net income (loss)	$(1,136)	$10,928
Real Estate Services net income (loss)	(3,109)	7,546

Consolidated net income (loss)	$(4,245)	$18,474

	March 31,	December 31,
	2007	2006
Reconciliation of segment total assets to consolidated total assets:
Homebuilding total assets	$1,130,366	$1,186,817
Real Estate Services total assets	875,931	835,944

Consolidated total assets	$2,006,297	$2,022,761

NOTE 8. ASSETS HELD FOR SALE
Pursuant to a strategic plan announced in March 2005, we sold 24 commercial properties and apartment communities in 2005 and 2006. The remaining rental real estate properties we intend to sell are classified as assets held for sale as of March 31, 2007, and their results of operations, along with the results of operations of the properties sold, are presented in discontinued operations.
Assets held for sale and liabilities related to assets held for sale in the accompanying Consolidated Balance Sheets include the following:

	March 31,	December 31,
	2007	2006
Real estate (net of accumulated depreciation of $12,940 in 2007 and 2006)	$67,246	$32,698
Other assets, net	2,099	1,833

	$69,345	$34,531

Mortgages and notes payable	$48,527	$24,663
Accounts payable and other liabilities	1,788	925

	$50,315	$25,588

The March 31, 2007, amounts include balances related to two apartment communities and four commercial properties we either have under contract of sale or are actively marketing for sale. The December 31, 2006, amounts include balances related to one apartment community and four commercial properties.
In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) operating results for properties sold or for which we have implemented plans of disposal have been reported in discontinued operations. Discontinued operations for the three months ended March 31, 2007 and 2006 include the operations of properties sold since the beginning of 2006 and six properties held for sale as of

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 8. ASSETS HELD FOR SALE (Continued)
March 31, 2007, which were previously reported in the Real Estate Services Business. The results of these operations were as follows:

	For the Three Months Ended
	March 31,
	2007	2006
Rental revenue	$1,480	$3,287
Property operating expenses	(937)	(2,435)
Interest expense	(259)	(812)
Depreciation expense	—	(123)
Impairment charges	—	(266)

Income (loss) from operations before income taxes	284	(349)
Income tax (expense) benefit	(109)	131

Income (loss) from operations	$175	$(218)

Gain on sale of real estate before income taxes	$—	$11,740
Income tax expense	—	(4,402)

Gain on sale of real estate	$—	$7,338

NOTE 9. COMMITMENTS AND CONTINGENCIES
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
We have contract disputes with general contractors of two of our recently completed projects. Both of these matters are currently in arbitration, in accordance with the terms of the respective contracts. We have entered into a compromise and agreement, subject to approvals, on one of these matters to pay $1.4 million, which includes a previously accrued $300,000 retainage balance, to settle the dispute. We have accrued the balance of the proposed settlement payment as of March 31, 2007. On the other matter, we do not believe the amount of any loss will exceed the retainage under the contract.
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
We believe we may have exposure for taxes other than income taxes. We believe the range of potential deficiency, including interest and penalties, is between $500,000 and $1.2 million.
We are also party to various other claims and routine litigation arising in the ordinary course of business.
Firm contracts to purchase real estate for homebuilding activities include a $14.7 million purchase of land (closed in May 2007) and an existing warehouse where we plan to develop a 120-unit condominium and retail

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 9. COMMITMENTS AND CONTINGENCIES (Continued)
development. Firm contracts also include contracts to purchase two tracts of land for development of condominiums in Connecticut and New Jersey for $17.4 million and six sites that are part of an assemblage in Montville and Uncassville, Connecticut, for our planned Mohegan Hill project for a total of $4.7 million (one of which closed in May 2007 for $400,000).
NOTE 10. ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES
On January 1, 2007, we adopted the provisions of the FASB’s Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is more than 50% likely to be realized upon ultimate settlement.
As a result of the implementation of FIN 48, we recognized an increase of $57,000 in the liability for unrecognized tax benefits, which was accounted for as a cumulative effect adjustment to accumulated deficit. The balance of unrecognized tax benefits at December 31, 2006, was $1.3 million. The $1.4 million of unrecognized tax benefits at March 31, 2007, if recognized, would impact the effective tax rate.
Interest costs and penalties related to income taxes are classified as interest expense and general and administrative expenses, respectively, in our Consolidated Financial Statements. Upon the adoption of FIN 48, we recorded $467,000 (net of income taxes of $289,000) in interest and $1.9 million in penalties which were accounted for as cumulative effect adjustments to accumulated deficit. At March 31, 2007, the accrual for interest was $965,000 and the accrual for penalties was $1.9 million.
We are subject to taxation in the United States and various state and local jurisdictions. Our tax years for 2003 through the current period are subject to examination by the tax authorities. Currently, an estimate of the range of the reasonably possible change in unrecognized tax benefits in the next twelve months cannot be made.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 11. RESTATEMENT OF PRIOR-PERIOD FINANCIAL STATEMENTS
Subsequent to the issuance of our interim consolidated financial statements for the three months ended March 31, 2006, we determined that our consolidated statements of cash flows for the three months ended March 31, 2006 should be restated to reclassify certain items among operating, investing and financing activities as shown below. The restatement does not affect the net change in cash for the three months ended March 31, 2006 and has no impact on our consolidated balance sheets, consolidated statements of income and related earning per share amounts or consolidated statements of stockholders’ equity.

	For the Three Months Ended
	March 31, 2006
	As Previously
	Reported	As Restated
Consolidated Statements of Cash Flows
Cash Flows from Operating Activities
Amortization of deferred borrowing costs	$3,168	$843
Distributions of earnings of unconsolidated partnerships and joint ventures	—	1,548
Change in homebuilding inventory	(222,905)	(214,797)
Change in restricted cash	6,154	4,601
Change in contracts receivable	44,277	40,240
Change in other assets	9,879	9,612
Change in accounts payable and other liabilities	(19,209)	(16,597)
Net cash used in operating activities	(169,281)	(165,195)

Cash Flows from Investing Activities
Distributions from partnerships and joint ventures	$14,640	$—
Distributions of capital from partnerships and joint ventures	—	11,277
Distributions to minority partners of consolidated partnerships and joint ventures	(565)	—
Advances and contributions to partnerships and joint ventures	(19,679)	(17,864)
Deposits to reserves for replacements	—	(310)
Disbursements from reserves for replacements	—	253
Net cash provided by investing activities	1,748	708

Cash Flows from Financing Activities
Proceeds from borrowings	$272,595	$262,866
Principal payments on notes payable	(100,906)	(91,177)
Advances from affiliates	—	9,729
Repayments of advances to affiliates	—	(9,729)
Distributions to minority partners of consolidated partnerships and joint ventures	—	(565)
Deferred borrowing costs paid	(1,997)	(4,560)
Other assets and liabilities	449	506
Net cash provided by financing activities	164,115	161,069
NOTE 12. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure financial assets and liabilities, with certain exceptions, at fair value at specified election dates. A business entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We have not determined the impact, if any, SFAS No. 159 will have on our financial statements.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 13. PROPOSED SPIN-OFF OF HOMEBUILDING BUSINESS
We have filed a preliminary proxy statement related to the proposed pro rata, tax-free spin-off of the Homebuilding Business. The proposed spin-off is subject to a number of conditions, including, among others, the completion of final documentation, the receipt of regulatory approvals and the receipt of an opinion from our tax counsel that, for U.S. federal income tax purposes, the spin-off will be tax-free to us and our stockholders under Section 355 and 361 of the Internal Revenue Code. We currently expect to complete the spin-off in the third quarter of 2007.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Please read this discussion along with the Consolidated Financial Statements and Notes included in this report. Dollar amounts in tables are in thousands.
Business Overview
General
We are a homebuilder and real estate developer with over 30 years of experience in the real estate industry. We operate two distinct businesses, a homebuilding and real estate development business and a real estate services business.
Homebuilding Business. Our large development projects in urban areas require long lead times. As a result, there is a significant time period between the commencement of these projects and recognition of revenue. We measure the performance of the Homebuilding Business primarily by gross profit on homebuilding sales. Revenue and gross profit from our for-sale communities for the three months ended March 31, 2007 and March 31, 2006 are presented below under the caption “Homebuilding Business.”
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
Revenue. Our revenue is principally derived from:
•	Homebuilding sales, which represent sales of condominium homes, townhomes, rental developments and developed land reported on either the completed contract or percentage-of-completion method of revenue recognition, as appropriate;

•	Rental revenue from apartment and commercial leases; and

•	Management fee revenue for providing property management services to residential rental and condominium communities and commercial properties.
Expenses. Our expenses principally consist of:
•	Costs of homebuilding sales, which include land, construction costs, development salaries, construction supervision, marketing, commissions and other selling costs, property taxes, insurance, interest, developer fees, and architectural and engineering fees;

•	Property operating expenses, which are costs associated with operating, leasing, and maintaining rental apartment communities and commercial properties, including payroll and benefit expenses of site-level employees;

•	Depreciation of rental apartment communities and commercial properties; and

•	General and administrative expenses, a significant portion of which consists of compensation and benefits and other personnel-related costs of personnel not directly related to development activities.
Other income and expenses. Other income and expenses include:
•	Interest expense related to mortgages and other debt;

•	Equity in income or losses of partnerships and joint ventures, which represents our share of the net income or net loss of unconsolidated partnerships and joint ventures and may include income from distributions received from those entities in excess of our share of their income when we have recovered our investment in them (the source of these distributions is generally proceeds from financings);

•	Gain on sales of real estate, which generally consists of gain from sales of properties in our rental real estate portfolio and is typically reported in discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144; and

•	Minority interests in income from consolidated partnerships and joint ventures, which consists of our partners’ share of gross profit from homebuilding sales or net income or net loss resulting from rental operations and the return on a preferred interest in Tarragon Development Company, LLC, and may include losses representing distributions to outside partners from consolidated partnerships in excess of their investments in the partnerships (the source of such distributions is generally proceeds from sales or financings of properties).
Proposed Spin-off of Homebuilding Business. We have filed a preliminary proxy statement related to the proposed pro rata, tax-free spin-off of the Homebuilding Business. The proposed spin-off is subject to a number of conditions, including, among others, the completion of final documentation, the receipt of regulatory approvals and the receipt of an opinion from our tax counsel that, for U.S. federal income tax purposes, the spin-off will be tax-free to us and our stockholders under Section 355 and 361 of the Internal Revenue Code. We currently expect to complete the spin-off in the third quarter of 2007.
If the spin-off is consummated, we will distribute to each holder of our common stock one share of common stock of Tarragon Homes Corporation (“Tarragon Homes”), which will be a new publicly traded company that will operate the Homebuilding Business. We will continue to operate the Real Estate Services Business following the proposed spin-off. We believe that the spin-off will provide both us and Tarragon Homes with direct and differentiated access to the capital markets, allow each company to grow through acquisitions appropriate to its business and provide each company with the opportunity to align management incentives with the performance of its business.
Following the proposed spin-off, Tarragon will not report revenue from homebuilding sales or costs of homebuilding sales. Additionally, as of March 31, 2007, substantially all unconsolidated partnerships and joint ventures are associated with the Homebuilding Business. Accordingly, following the proposed spin-off, equity in income or loss of unconsolidated partnerships and joint ventures is expected to decline significantly.
Outlook
Homebuilding Business. We believe that urban and high-density homebuilding for non traditional households will continue to present growth opportunities for us for a number of reasons including:
•	our pipeline of future projects includes a number of large projects in New Jersey, Connecticut, Florida and Tennessee, which are expected to produce substantial revenues over the next five or more years;

•	scarcity of urban land for development in established communities and increased restrictions and controls on growth in many areas is channeling a larger share of new construction into areas where high-density housing predominates;

•	demographic trends of increased immigration, smaller households, longer active retirements, later marriages, and more childless couples tend to favor demand in urban areas; and

•	smart growth initiatives driven by high fuel costs, environmental considerations, a desire to reduce sprawl and traffic congestion favor high density residential developments.
Real Estate Services Business. In addition to providing asset and property management, leasing and renovation services to residential and commercial properties, including 11,462 rental apartments that we own, the Real Estate Services Business intends to expand its business of managing condominium apartment properties on behalf of condominium or homeowner associations and, in addition, providing leasing, maintenance and accounting services to investor-owners of individual condominium apartment units. The Real Estate Services Business also intends to acquire older apartment properties to renovate, reposition, stabilize and sell.
Industry Conditions. Recent industry conditions affecting the homebuilding industry generally, and the Florida market specifically, have adversely impacted the Company's results of operations and financial condition. As described below under “— Liquidity and Capital Resources,” our recent financial performance has caused us to not meet financial covenants under certain of our debt agreements.

Factors Affecting Comparability of Results of Operations
Segment Results. Segment results for our Homebuilding Business and Real Estate Services Business include revenue generated by both consolidated entities and unconsolidated entities. Therefore, the revenues reflected in the segment results are not fully comparable with our consolidated results. Reconciliations of segment revenue to consolidated revenue are presented in NOTE 7. “SEGMENT REPORTING” in the accompanying Notes to Consolidated Financial Statements.
Revenue Recognition. Because the percentage-of-completion method of revenue recognition requires us to recognize revenue from sales of homes prior to the closing of such sales, the timing of revenue generated by projects using the percentage-of-completion method will not be comparable to the timing of revenue generated by projects using the closing method. Additionally, the timing of meeting the requirements to begin recognizing revenue under the percentage of completion method can result in larger amounts of revenue being recognized in the first quarter of revenue recognition than in later quarters. Under the closing method of revenue recognition because minimal sales thresholds must be met before we can commence closings, the first quarter after closings begin may also have larger amounts of revenue than later quarters for these projects. See “Critical Accounting Policies and Estimates—Revenue Recognition” on page 66 of the Annual Report on Form 10-K for the year ended December 31, 2006.
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
Results of Operations
Overview
For the three months ended March 31, 2007, total consolidated revenue was $150.4 million, compared to $114.2 million reported for the corresponding period in 2006. Homebuilding sales revenue increased $34.6 million, with the increase largely attributable to revenue from the sale of a 180-unit rental development for $30.3 million during the first quarter of 2007. Revenue increases in our townhome and traditional new development sales of $8.4 million and in our high- and mid-rise developments of $34.4 million were partially offset by a decline in revenue from our condominium conversion projects of $37.5 million. See further discussion of homebuilding sales and gross profit below under the caption “Homebuilding Business.”
Rental and other revenue increased $1.6 million, or 6.2%, for the three months ended March 31, 2007, compared to the same period of 2006. The increase was primarily due to an increase of $2.8 million for properties we have decided not to convert to condominium homes for sale but, instead, to operate as rental properties and an increase of $370,000 from two properties currently in lease-up. This was partially offset by a decrease of $1.6 million related to six properties that were undergoing conversion to condominiums in one or both three month periods.
Loss from continuing operations was $4.4 million for the three months ended March 31, 2007, compared to income of $11.4 million for the three months ended March 31, 2006. Gross profit from consolidated homebuilding sales decreased $15.6 million, largely as a result of decreases in gross profit from our consolidated condominium conversion sales of $24.9 million that were partially offset with increases in gross profit of $7.9 million from our high- and mid-rise development sales and $1.1 million from the sale of a rental development. Approximately $11.1 million of the decrease in gross profit for consolidated condominium conversions is attributable to a decline in sales, $9.4 million is the result of a decline in estimated profit margins and $3.3 million is the result of impairment charges recorded in the first quarter of 2007 on these projects. Expected profit margins for this product type have declined from 11.7% at December 31, 2006 to 8.1% at March 31, 2007. We also recorded an impairment of $1.1 million on a mid-rise condominium development. See further discussion of homebuilding sales and gross profit below under the caption “Homebuilding Business.” Equity in income of partnerships and joint ventures decreased $1.8 million chiefly due to a decrease in gross profit from homebuilding sales in unconsolidated partnerships and joint ventures as projects owned by these entities neared completion and close out. Interest expense increased $9.1 million to $16.8 million in the first quarter of 2007 from $7.7 million in the first quarter of 2006. This increase was chiefly due to our decision not to convert, or to postpone conversion of, seven apartment communities. Partially offsetting these items was an $11.5 million decrease in income tax expense. Of this decrease, $1.5 million was the result of the reversal of certain tax reserves that management believes are no longer required.
During the three months ended March 31, 2007, we recognized gains on sale of real estate of $398,000. During the corresponding period of 2006, gains on sale, including those presented in discontinued operations (net of income tax expense of $4.4 million), were $7.3 million. See “Sales of Consolidated Properties” below.
Operating Results of Consolidated Rental Properties. At March 31, 2007, our consolidated rental properties presented in continuing operations included apartment communities with 10,602 apartments (excluding 172 units in assets held for sale and presented in discontinued operations) and two commercial properties with 156,000 square feet (excluding 383,000 square feet in assets held for sale and presented with discontinued operations).
The following table summarizes aggregate property level revenue and expenses for our consolidated rental properties presented in continuing operations for the three months ended March 31, 2007 and 2006. The revenue and expenses below exclude management fee and other revenue, property taxes, insurance, interest, and other carrying costs associated with development projects, and interest expense on corporate debt.

	For the Three Months Ended March 31,
	2007	2006	Change
Rental revenue	$26,335	$24,599	$1,736
Property operating expenses	(12,785)	(12,029)	(756)
Interest expense	(14,541)	(8,775)	(5,766)
Depreciation expense	(5,456)	(3,381)	(2,075)

	$(6,447)	$414	$(6,861)

The following table illustrates the change between 2007 and 2006 resulting from properties targeted for conversion to condominium homes for sale and properties acquired on the revenues and expenses of our consolidated rental properties for the three months ended March 31, 2007 and 2006.

		Lease-up and	Cancelled
	Condominium	Under	Condominium
	Conversions (1)	Construction	Conversions (2)	Other	Total
Rental revenue	$(1,561)	$370	$2,797	$130	$1,736
Property operating expenses	784	(102)	(2,173)	735	(756)
Interest expense	827	(246)	(5,390)	(957)	(5,766)
Depreciation expense	—	(146)	(1,951)	22	(2,075)

	$50	$(124)	$(6,717)	$(70)	$(6,861)

(1)	Residual rental operations from properties in our owned portfolio.

(2)	Eight properties with 2,438 units we have decided not to convert to condominium homes for sale.
Equity in Income of Unconsolidated Partnerships and Joint Ventures. The following table summarizes the components of equity in income of unconsolidated partnerships and joint ventures for the three months ended March 31, 2007 and 2006:

	For the Three Months Ended March 31,
	2007	2006	Change
Homebuilding operations
Homebuilding sales revenue	$6,701	$22,686	$(15,985)
Costs of homebuilding sales	(6,310)	(19,348)	13,038

Gross profit from homebuilding sales	391	3,338	(2,947)

Rental property operations
Mortgage banking income	268	460	(192)
Discontinued operations	—	125	(125)
Elimination of management and other fees paid to Tarragon	85	12	73
Outside partners’ interests in income of joint ventures	(359)	(1,698)	1,339
Overhead costs associated with investments in joint ventures	(64)	(126)	62
Performance-based compensation related to homebuilding projects of unconsolidated partnerships and joint ventures	(14)	(155)	141
Other	(16)	105	(121)

Equity in income of partnerships and joint ventures	$291	$2,061	$(1,770)

Homebuilding sales revenue of unconsolidated joint ventures decreased $16 million in the first three months of 2007 compared to 2006 primarily due to a decrease in revenue from condominium conversion sales of $15.7 million. Revenue from sales of high- and mid-rise developments was also lower by $260,000. These decreases are attributable to four unconsolidated projects, including The Grande, The Hamptons, XII Hundred Grand, and XIII Hundred Grand, that are approaching close-out. The fifth unconsolidated project reporting revenue in 2007 and 2006 is Lofts at Post Oak.
Gross profit on unconsolidated homebuilding sales revenue declined $2.9 million in the first three months of 2007 compared to the first three months of 2006. Of this amount, a $3.4 million decline was related to condominium conversions, offset by an increase of $415,000 related to high- and mid-rise developments. Discontinued operations include the income from operations of 801 Pennsylvania Avenue which was sold in September 2006. See discussion of homebuilding sales and gross profit under the caption “Homebuilding Business.”

Other Interest. Interest expense for homebuilding projects increased $2.6 million during the first quarter of 2007 compared to the same period in 2006. Of this amount, $1.6 million resulted from discontinuing the capitalization of interest expense on two condominium conversion projects that we are currently operating as rental properties until the market improves. An increase of $1.2 million came from completed projects on which we are no longer capitalizing interest. The remaining decrease in interest expense for homebuilding projects relates to an increase in interest capitalized for projects under development.
During March 2006, we issued an additional $60 million of subordinated unsecured notes. Interest expense on subordinated unsecured notes increased from $1.9 million in the first quarter of 2006 to $2.9 million in the first quarter of 2007. Also, in the first quarter of 2007, we accrued interest of $209,000 on unrecognized tax benefits.
Sales of Consolidated Properties. The following table summarizes sales of consolidated properties during the first three months of 2007 and 2006. The gains on sale in 2006 were presented in discontinued operations.

			Net Cash	Gain
Date of Sale	Property	Sale Price	Proceeds	on Sale
2007 Sales
January-07	Lots 1 and 2 Vintage at the Parke	$1,000	$659	$398

2006 Sales
January-06	Fountainhead Apartments	$16,350	$8,181	$8,125
February-06	1505 Highway 6 Office Building	4,650	4,282	365
March-06	Northwest O’Hare Office Park	5,733	2,446	3,250

		$26,733	$14,909	$11,740

Homebuilding Business
Revenue and Gross Profit from Homebuilding Sales. As stated previously, results for our segments do not distinguish between revenues of consolidated and unconsolidated properties. Therefore, revenue and gross profit or loss from homebuilding sales presented below includes both consolidated and unconsolidated homebuilding projects. As stated previously, cost of sales includes, development salaries, marketing, selling and other costs.

	For the Three Months Ended March 31,
	2007		2006
	Units	Dollars	Units	Dollars
Revenue recognized on the closing method
Consolidated communities
Condominium conversions	240	$42,900	436	$80,435
Townhome and traditional new developments	35	11,115	9	2,727
Rental development	180	30,250	—	—
Land development	16	712	21	1,542

	471	84,977	466	84,704

Unconsolidated communities
Condominium conversions	25	6,423	86	22,148

Total revenue recognized on the closing method	496	91,400	552	106,852

Revenue recognized on the percentage-of-completion method (1)
Consolidated communities
High- and mid-rise developments	32	38,848	119	4,486
Unconsolidated communities
High- and mid-rise developments	—	278	—	538

Total revenue recognized on the percentage-of-completion method	32	39,126	119	5,024

Total homebuilding sales revenue	528	$130,526	671	$111,876

(1)	Number of units represents units sold for which revenue recognition began during the year. Revenue includes revenue on units sold in the current year as well as additional revenue from units sold in prior years as construction progresses and additional revenue is recognized.

	For the Three Months Ended
	March 31,
	2007	2006
Gross profit (loss) on homebuilding sales revenue recognized on the closing method
Consolidated communities
Condominium conversions	$(1,051)	$23,818
Townhome and traditional new developments	884	452
Rental development	1,137	—
Land development	(14)	134

	956	24,404
Unconsolidated communities
Condominium conversions	81	3,443

Total gross profit on homebuilding sales revenue recognized on the closing method	1,037	27,847

Gross profit (loss) on homebuilding sales revenue recognized on the percentage-of-completion method
Consolidated communities
High-and mid-rise developments	6,587	(1,309)
Unconsolidated communities
High-and mid-rise developments	310	(105)

Total gross profit (loss) on homebuilding sales revenue recognized on the percentage-of-completion method	6,897	(1,414)

Total gross profit on homebuilding sales	$7,934	$26,433

The following table presents homebuilding sales revenue for both consolidated and unconsolidated communities by product type.

	For the Three Months Ended March 31,
	2007	2006
High- and mid-rise developments	$39,126	$5,024
Townhome and traditional new developments	11,115	2,727
Condominium conversions	49,323	102,583
Rental development	30,250	—
Land development	712	1,542

Total	$130,526	$111,876

Total homebuilding sales revenue increased $18.7 million, or 16.7%, to $130.5 million for the three months ended March 31, 2007 compared to 2006. This overall increase in revenue is primarily attributable to the sale of one of our rental developments for $30.3 million. Revenue from our high- and mid-rise developments increased $34.1 million, primarily due to two projects nearing completion and sell out. Partially offsetting these increases is a $53.3 million decline in revenue from our condominium conversion projects.
Gross profit from home sales was $7.9 million in 2007, down $18.5 million, or 70%, from $26.4 million in 2006. This decrease is principally the result of a $28.2 million decline in gross profit from condominium conversion sales, with $14 million of the decline attributable to decreased revenue, $10.7 million due to lower margins, and $3.3 million due to impairment charges recorded in the first quarter of 2007 on these projects. Expected margins for condominium conversions decreased from 17.3% at March 31, 2006 to 8.1% at March 31, 2007. Gross profit from high- and mid-rise development sales increased $8.3 million in 2007 as a result of increased sales partially offset by a $1.1 million impairment charge on one project. The sale of a rental development contributed $1.1 million to gross profit for the 2007 quarter.
Active Projects and Development Pipeline. As presented in the following table, as of March 31, 2007, our sales backlog was $246 million from our 33 for-sale communities under active development, including both consolidated and unconsolidated projects.

	High- and	Townhome and
	Mid-rise	Traditional New	Condominium	Land
	Developments	Developments	Conversions	Development	Total
Current expected average gross profit margin (1)	19.4%	20.5%	8.1%	19.9%	16.1%
Number of remaining homes or home sites	829	946	1,925	111	3,811
Backlog: (2)
Number of homes or home sites	189	211	153	94	647
Aggregate contract prices (3)	$128,232	$84,856	$28,926	$3,702	$245,716
Average price per unit	$678	$402	$189	$39	$380
Unsold homes under active development:
Number of homes or home sites	640	735	1,772	17	3,164
Estimated remaining sell-out of unsold homes or home sites (4)	$452,826	$237,289	$360,255	$6,726	$1,057,096
Total estimated remaining sell-out (5)	$581,058	$322,145	$389,181	$10,428	$1,302,812

Estimated debt on completion (6)	$308,183		$135,526
Ratio of fully funded debt to total estimated remaining sell-out	53.0%		34.8%

(1)	Expected gross profit margins reflect all project costs, including development salaries, marketing and selling costs.

(2)	Represents homes or home sites sold but not yet closed.

(3)	Of the sales backlog, we have recognized revenue of $89.5 million under the percentage-of-completion method.

(4)	Values in estimated remaining sell-out include other income of $11.6 million for sales other than the offering prices of homes such as marinas, parking, upgrades and commercial units.

(5)	Our weighted average profits interest is 82%.

(6)	Estimated debt on completion is equal to the total financing commitments including amounts outstanding at March 31, 2007. Estimated debt on completion also includes anticipated financings not yet arranged for certain projects of $124 million for high- and mid-rise developments. Townhome and traditional new developments are financed with multi-year revolving credit facilities.

The following table presents the changes in the aggregate contract values in our sales backlog by product-type and aggregate units from December 31, 2006, to March 31, 2007.

	High- and	Townhome and
	Mid-rise	Traditional New	Condominium	Land		Total
	Developments	Developments	Conversions	Development	Total	Units
Backlog as of December 31, 2006	$119,922	$75,348	$44,290	$4,413	$243,973	717
Net new orders	30,414	20,611	33,670	—	84,695	283
Closings	(22,104)	(11,103)	(49,034)	(711)	(82,952)	(353)

Backlog as of March 31, 2007	$128,232	$84,856	$28,926	$3,702	$245,716	647

Net new orders include gross new orders of 436 homes with an aggregate contract value of $124.4 million and contract cancellations of 153 homes with an aggregate contract value of $39.7 million. Our default rate, which is computed as the number of firm contracts cancelled for the period divided by new orders for the period, was 20.2% for the first quarter of 2007. The default rate for 2006 was 15.8%. The default rate for condominium conversions was 18.6% for 2006, and 24.6% for the first quarter of 2007. The default rate for high- and mid-rise developments was 2.4% for 2006, and 13.7% for the first quarter of 2007.
The following table presents total estimated remaining sell-out, debt, the ratio of debt to total estimated remaining sell-out, and backlog as of March 31, 2007, for our completed condominium inventory.

	March 31, 2007
			Debt/Total
	Total Estimated		Estimated
	Remaining		Remaining
Projects	Sell-out	Debt	Sell-out	Backlog
Bishops Court	$15,180	$3,388	22%	$877
Cobblestone at Eagle Harbor	41,740	18,320	44%	5,315
Cordoba Beach	381	—	—	381
Hamptons	184	—	—	—
Las Olas River House	59,106	17,507	30%	1,350
Lofts on Post Oak	46,787	16,187	35%	9,653
Madison at Park West	34,109	14,602	43%	509
Mirabella	40,351	19,874	49%	1,321
Montreux	14,414	3,707	26%	562
Oxford Place	23,500	1,769	8%	1,690
Quarter at Ybor City	22,573	—	—	1,954
Southampton Pointe	6,850	—	—	1,338
Tradition at Palm Aire	38,527	21,085	55%	961
Twelve Oaks at Fenwick	31,904	—	—	1,590
Via Lugano	70,832	36,593	52%	2,776

	$446,438	$153,032	34%	$30,277

The following table presents information about remaining costs and available financing for our active for-sale communities.

	High- and	Townhome and
	Mid-rise	Traditional New	Condominium	Land
	Developments	Developments	Conversions	Development	Total
Projects with revolving construction facilities currently in place:
Costs to complete (1)	$—	$127,203	$—	$—	$127,203
Available financing (2)	$—	$127,203	$—	$—	$127,203

Other projects with financing currently in place:
Costs to complete (1)	$26,588	$—	$—	$—	$26,588
Available financing (3)	$24,889	$—	$—	$—	$24,889

Projects without construction financing currently in place:
Costs to complete (1)	$104,271	$—	$12,084	$—	$116,355
Anticipated financing (4)	$104,235	$—	$—	$—	$104,235

(1)	Costs to complete represent estimated construction costs to complete the project. In addition to these costs, we anticipate incurring marketing, advertising, selling commissions and closing costs, and interest. Costs to complete for condominium conversions represent unit upgrades that will be incurred upon sale of the units.

(2)	Costs to complete are expected to be funded by borrowings under revolving construction facilities, although total available debt as of March 31, 2007, is $41 million.

(3)	Total available debt as of March 31, 2007, is $45.3 million.

(4)	We expect to arrange financing for 65% to 85% of total budgeted costs for high- and mid-rise developments.
In addition to the active for-sale communities described above, we have active rental communities under development or reposition with 2,561 units. We also have 4,185 units in 20 communities in our development pipeline. Our development pipeline includes projects either owned or for which we have site control and which may be awaiting zoning and other governmental approvals and final determination of economic feasibility. We anticipate these projects will be completed and sold over the next six years.
The following tables present the changes in the number of units in our active projects and development pipeline between December 31, 2006, and March 31, 2007.

	Changes in Units in Active Projects and Development Pipeline
	December 31, 2006, to March 31, 2007
		Mixed-use	Townhome
	High- and	Residential and	and Traditional			Rental
	Mid-rise	Commercial	New	Condominium	Land	Repositions /
	Developments	Developments	Developments	Conversions	Development	Developments	Total

Active projects as of December 31, 2006	866	—	981	2,586	127	1,775	6,335
Closings	(37)	—	(35)	(265)	(16)	—	(353)
Reclassified as rental development	—	—	—	—	—	786	786
Discontinued projects	—	—	—	(396)	—	—	(396)

Active projects as of March 31, 2007	829	—	946	1,925	111	2,561	6,372

Development pipeline as of December 31, 2006	1,423	2,577	172	510	—	—	4,682
Transfers to active projects	—	(458)	—	—	—	—	(458)
Adjustments to units	—	7	—	—	—	—	7
Discontinued projects	(46)	—	—	—	—	—	(46)

Development pipeline as of March 31, 2007	1,377	2,126	172	510	—	—	4,185

The following table presents number of units in our active projects and development pipeline by geographic region as of March 31, 2007. The term “Northeast” below means the states of Connecticut, New Jersey and New York, and the term “Southeast” means the states of Florida, South Carolina, Tennessee and Texas.

	Units in Active Projects and
	Development Pipeline at March 31, 2007
	Northeast	Southeast	Total
High- and mid-rise developments	2,094	112	2,206
Mixed-use residential and commercial developments (1)	1,784	342	2,126
Rental communities in lease-up or under development or reposition	539	2,022	2,561
Townhome and traditional new developments	323	795	1,118
Condominium conversions	—	2,435	2,435
Land development	—	111	111

Total	4,740	5,817	10,557

(1)	These projects include commercial square footage of 509,500 in the Northeast and 84,077 in the Southeast.
We have an aggregate weighted-average profits interest in these active projects and development pipeline of 85%.
Real Estate Services Business
As stated previously, results for our segments do not distinguish between revenues of consolidated and unconsolidated properties. Therefore, rental revenue and net operating income (rental revenue less property operating expenses) in the following discussion include both consolidated and unconsolidated rental communities. Rental revenue and net operating income in the following discussion also include operating results of properties sold or held for sale and reported in discontinued operations in our consolidated operating results. You should read the following discussion together with the operating statements and summary of net operating income in NOTE 7. “SEGMENT REPORTING” in the Notes to Consolidated Financial Statements. Net operating income is a supplemental non-GAAP financial measure. A reconciliation of net operating income to net income for the Real Estate Services Business is presented in the operating statements in NOTE 7. “SEGMENT REPORTING” in the Notes to Consolidated Financial Statements.
The Real Estate Services Business reported net operating income of $13.8 million for the three months ended March 31, 2007, and $10.7 million for the three months ended March 31, 2006. Net operating income as a percentage of rental revenue was 51.8% for the three months ended March 31, 2007, and 47.2% for the corresponding period in 2006. Properties no longer targeted for conversion to condominium homes for sale contributed $2.3 million to the increase in the current period. Properties held in both years contributed $766,000 to the increase, mostly due to a decrease in property operating expenses.

The following table presents net operating income for our 36 same store stabilized apartment communities with 7,984 units owned for both periods presented below.

	For the Three Months
	Ended March 31,
	2007	2006
Same store stabilized apartment communities:
Rental revenue	$19,081	$19,063
Property operating expenses	(8,791)	(9,539)

Net operating income	$10,290	$9,524

Net operating income as a percentage of rental revenue	53.9%	50%
Average monthly rental revenue per unit	$797	$796
Net operating income for our 36 same store stabilized apartment communities increased $766,000, or 8%, in the first quarter of 2007 compared to the corresponding period in 2006. This increase was mostly due to a 7.8% decrease in property operating expenses.
Gains on sale of real estate, including properties owned through unconsolidated partnerships and joint ventures, were $398,000 for the three months ended March 31, 2007 and $11.7 million for the three months ended March 31, 2006. We sold two parcels of land adjacent to one of our apartment communities in the first quarter of 2007 and one apartment community and two commercial properties in the first quarter of 2006.
Interest expense increased by $9.3 million, or 171%, for the three months ended March 31, 2007, compared to the corresponding period of 2006 principally due to the transfer of six properties we have decided not to convert to condominiums from the Homebuilding Business to the Real Estate Services Business in the fourth quarter of 2006 and the first quarter of 2007. For the 36 same store stabilized apartment communities, interest expense increased 13.3% from $8 million to $9 million due to increased debt in connection with 2006 refinancings.
Depreciation expense was $5.5 million for the three months ended March 31, 2007, compared to $3.4 million for the corresponding period in 2006. This increase was due to resuming depreciation on properties we have decided not to convert to condominium homes for sale.
General and administrative expenses of the Real Estate Business increased to $1.9 million for the three months ended March 31, 2007, from $1.4 million for the corresponding period in 2006. General and administrative expenses were 7% and 6.4% of divisional revenues for these periods. The increase is principally due to increased salaries and benefits.
Liquidity and Capital Resources
Liquidity
Historically, our principal sources of cash have been home sales, rental operations, borrowings, and proceeds from the sale of rental real estate. As the homebuilding business expanded, home sales, along with project-related construction loans or proceeds from general corporate borrowings, became more significant sources of cash. Following the proposed spin-off, home sales will no longer be a source of cash for us. Instead, proceeds from rental operations, sales of real estate, fees for management services, and mortgage borrowings are expected to be the primary sources of cash. We believe, but can make no assurances, that these sources will continue to meet our cash requirements, including debt service, property maintenance and improvements, and dividends on preferred stock and will fund the growth of our Real Estate Services Business through acquisitions of other real estate management and services companies.

Slowdowns in sales activity and declining expected gross profit margins due to increases in projected marketing costs and sales incentives have affected our ability to meet financial covenants contained in our existing debt arrangements associated with our Homebuilding Business. The outstanding property-level debt associated with the Real Estate Services Business has also made it more difficult for us to meet financial covenants contained in those debt agreements and has limited the amount of debt we could incur. At March 31, 2007, we were in compliance with the financial covenants under existing debt agreements or had secured waivers of non-compliance, except as described in more detail under “Subordinated Unsecured Notes” below.
Following the spin-off, we will not be subject to the financial covenants associated with the debt arrangements of the homebuilding business transferred to Tarragon Homes, including the loans for which we secured waivers of non-compliance at March 31, 2007. The mortgages on our rental properties generally do not contain similar financial covenants, with one exception. However, the debt arrangements associated with four properties transferred from the Homebuilding Business to the Real Estate Services Business in 2006 contain financial covenants that we may not be able to meet following the spin-off of Tarragon Homes. In connection with the proposed spin-off, we intend to negotiate with our lenders to modify these financial covenants or, alternatively, to refinance the existing project indebtedness with one or more of our current lenders. Any alternative financing may be more costly and/or require us to pledge additional collateral. We believe, but can make no assurances, that alternative financing will be available.
Mortgages and Other Debt
Senior Convertible Notes. The outstanding principal balance of our convertible notes was $5.8 million at March 31, 2007. The convertible notes bear interest at 8% per annum, payable semi-annually, and mature in September 2009. The outstanding convertible notes are convertible into 82.1168 shares of our common stock per $1,000 in principal amount of notes at the current conversion price of $12.18 per share.
Subordinated Unsecured Notes. On June 15, 2005, we issued $40 million of unsecured subordinated notes due June 30, 2035. The notes bear interest, payable quarterly, at a rate of 8.71% through June 30, 2010, and afterwards at a variable rate equal to LIBOR plus 4.4% per annum (8.71% at March 31, 2007). The notes are prepayable after June 30, 2010, at par. On September 12, 2005, we issued an additional $25 million of unsecured subordinated notes due October 30, 2035. These notes bear interest, payable quarterly, at a rate of 8.79% through October 30, 2010, and afterwards at a variable rate equal to LIBOR plus 4.4% per annum (8.79% at March 31, 2007). The notes are prepayable after October 30, 2010, at par. On March 1, 2006 we issued an additional $60 million of unsecured subordinated notes due April 30, 2036. These notes bear interest at 400 basis points over 30-day LIBOR with interest payable quarterly (9.32 % at March 31, 2007). The notes are prepayable after April 30, 2011, at par. As of March 31, 2007, the outstanding principal balance of these three series of unsecured subordinated notes was $125 million.

As of March 31, 2007, we were not in compliance with a debt service coverage ratio covenant contained in the indentures for the subordinated unsecured notes. We have requested and expect to obtain a waiver of non-compliance with this covenant. We have also initiated discussions with representatives of the holders of these notes to allow the substitution of Tarragon Homes as the borrower under these notes upon completion of the proposed spin-off, and to modify the existing financial covenants. We anticipate, but can provide no assurances, that we will be able to reach an agreement with the holders of these notes to permit Tarragon Homes to be substituted as the borrower and to modify the covenants applicable to Tarragon Homes. If we are unable to reach an agreement with the noteholders, under the terms of the indentures, the indenture trustee or the holders of not less than 25% of the outstanding notes of any series (after 30 days prior notice), could give us a notice of default and accelerate payment of these subordinated, unsecured notes. The acceleration of our obligations under these notes would have material adverse effect on our liquidity and financial position.
Unsecured Credit Facilities. At March 31, 2007, we had a $40 million unsecured line of credit with affiliates of William S. Friedman, our chief executive officer and chairman of our Board of Directors. This line of credit was increased to $40 million from $30 million in March 2007. Advances under this loan bear interest at the lower of 100 basis points over the 30-day LIBOR or the lowest rate offered in writing to us for an unsecured loan by an institutional lender (6.32% at March 31, 2007). Payments of interest only are due on demand but no more frequently than monthly, with all outstanding principal and interest due at maturity in January 2008. As of March 31, 2007, the outstanding balance under this line of credit was $20.8 million.
Secured Credit Facilities. We have a $25 million revolving line of credit with Bank of America secured by assets of one of our consolidated joint ventures. Advances under the loan bear interest at 200 basis points over 30-day LIBOR (7.32 % at March 31, 2007). Payments of interest only are due monthly, with all outstanding principal and interest due in May 2007. As of March 31, 2007, $25 million was outstanding under this loan. We are currently in negotiations with this lender to extend the maturity, provide additional collateral, and modify the financial covenants contained in this debt agreement in connection with the proposed spin-off of Tarragon Homes. As of March 31, 2007 we had obtained a waiver of non-compliance. We can provide no assurances that the bank will agree to enter into a modification to the terms of this credit facility, which could have a material impact on our liquidity.
We currently have mortgage loans totaling $112 million under a secured credit facility with General Electric Capital Corporation (“GECC”) that matures in September 2009. The mortgage loans under this non-recourse facility are cross-collateralized and cross-defaulted. The mortgages on three loans with an aggregate balance of $88 million bear interest at a fixed rate of 6.06%, payable monthly. One loan of $24 million bears interest at 173 basis points over the 30-day LIBOR payable monthly (7.05% at March 31, 2007).
Ansonia has a $409.1 million secured credit facility with GECC secured by first and second liens on 23 of its properties, as well as pledges of equity interests in the property owning entities. The non-recourse mortgage loans under this facility are cross-collateralized and cross-defaulted, and mature in November 2012. Interest accrues on $370 million of this indebtedness at a blended fixed rate of 5.95% payable monthly. The remaining $39.1 million bears interest at a blended floating rate of 6.7% in excess of LIBOR (12% as of March 31, 2007), and requires monthly payments of principal and interest computed on a 25-year amortization schedule. Under this facility, Ansonia is required to maintain minimum ratios of net operating income of the properties to the outstanding principal balance of the loans (the “Cash on Cash Ratio”) and net operating income of the properties to the total debt service required under the loans (“Debt Service Coverage Ratio”), or it will be required to pay GECC 100% of the net cash flow (after payment of property operating expenses, debt service and impounds) from the properties to reduce the principal balance of the loans until such time as the Cash on Cash Ratio and Debt Service Coverage Ratio are the greater of 7% and 1.05:1, respectively, or the levels required for that particular loan year, for six consecutive months. As of March 31, 2007, the minimum required Cash on Cash Ratio was 7.10%, and the minimum required Debt Service Coverage Ratio was 1.05:1. The minimum required ratios increase annually.
Non-recourse Mortgage Debt. In addition to the GECC secured credit facilities, as of March 31, 2007, we had an aggregate of $140.5 million of outstanding non-recourse indebtedness secured by 15 rental apartment communities (of which one is classified as held for sale at March 31, 2007) and one commercial property.

The agreements governing this mortgage debt generally do not contain restrictive covenants and are not guaranteed by us or any of our subsidiaries or joint ventures. Of these mortgage loans, $98.5 million bear interest at various fixed rates, and $42 million bear interest at various floating rates. As of March 31, 2007, the weighted average rate of these mortgage loans was 6.49%.
Recourse Mortgage Debt. The following table summarizes the material terms of our recourse mortgage debt:

	Recourse	Non-Recourse			Tarragon’s
	Balance at	Balance at	Interest Rate at		Interest in
Project	March 31, 2007	March 31, 2007	March 31, 2007	Maturity Date	Profits
Aventerra Apartments	$8,160	$—	5.75%	Mar-2017	100%
Gables Floresta	74,400	—	7.82%	Jul-2008	100%
Las Olas River House	17,507	—	7.47%	Jul-2007	100%
Merritt 8 (1)	900	17,131	4.53%	Jul-2023	100%
Monterra at Bonita Springs	2,920	36,436	8.32%	Nov-2008	100%
Northgate	15,000	5,619	7.82%	Apr-2008	100%
Orlando Central Park	3,314	—	7.32%	Apr-2008	100%
Promenade at Reflection Lakes	3,534	44,300	8.32%	Nov-2008	100%

	$125,735	$103,486

(1)	Property is classified as held for sale at March 31, 2007, and was sold in May 2007.
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

	Commitment	Balance at	Interest Rate at	Maturity	Tarragon’s
Project	Amount	March 31, 2007	March 31, 2007	Date	Interest in Profits
1000 Jefferson	$77,000	$55,405	7.07%	Jan-2008	70%
1100 Adams (2)	1,329	1,329	7.12%	May-2007	85%
Aldridge	22,950	10,655	7.22%	Jul-2009	100%
Deerwood Ocala	22,125	21,496	7.07%	Aug-2007	50%
One Hudson Park (1)	88,000	65,116	7.82%	Jan-2008	100%
Trio West	50,000	27,859	8.32%	Jan-2009	100%
Vintage at the Grove	47,000	3,959	7.32%	Mar-2010	100%
Warwick Grove	10,000	3,612	7.52%	Sep-2008	50%

	$318,404	$189,431

(1)	Sales backlog exceeds loan balance at March 31, 2007.

(2)	This loan was paid off in April 2007.

Condominium Conversion Loans. We generally obtain loans to finance the cost of acquiring and/or renovating rental properties for conversion into condominium homes. Generally, one of our subsidiaries or a joint venture will incur the loan, and we will guarantee the repayment of the loan. The following table summarizes the material terms of our condominium conversion loans. Please see table in “Homebuilding Business” section that presents the ratio of debt to total estimated remaining sell-out as of March 31, 2007, for our completed condominium inventory.

		Recourse	Non-Recourse			Tarragon’s
	Commitment	Balance at	Balance at	Interest Rate at	Maturity	Interest in
Project	Amount	March 31, 2007	March 31, 2007	March 31, 2007	Date	Profits

210 Watermark	$27,050	$27,050	$—	7.92%	Nov-2007	100%
Ballantrae	38,585	2,920	35,665	8.32%	Nov-2008	100%
Bermuda Island	41,458	40,542	—	7.67%	Dec-2007	100%
Bishops Court at Windsor Parke	3,388	3,388	—	7.97%	Sep-2008	100%
Cobblestone at Eagle Harbor	21,570	18,320	—	7.82%	Jul-2008	100%
Madison at Park West	14,602	1,690	12,912	8.32%	Nov-2008	100%
Mirabella	19,874	12,587	7,287	8.02%	Jul-2007	100%
Montreux at Deerwood	3,707	3,707	—	7.97%	Sep-2008	100%
Oxford Place	1,769	—	1,769	8.07%	Aug-2007	100%
The Tradition at Palm Aire	21,085	8,000	13,085	8.27%	Aug-2007	100%
Via Lugano	36,593	3,842	32,751	8.32%	Nov-2008	100%

	$229,681	$122,046	$103,469

Acquisition and Development Loans. In connection with some of our homebuilding projects, we obtain loans to finance the purchase and the development of the land infrastructure. Generally, one of our subsidiaries or a joint venture will incur the loan, and we will guarantee the repayment of the loan. The following table summarizes the material terms of our acquisition and development loans, all of which we have guaranteed:

					Tarragon’s
	Commitment	Balance at	Interest Rate at		Interest in
Project	Amount	March 31, 2007	March 31, 2007	Maturity Date	Profits

Alexandria Pointe	$1,038	$1,038	8.32%	Jun-2007	40%
The Exchange	6,300	6,300	7.57%	May-2007	100%
Stone Crest	5,790	4,120	7.22%	Jul-2008	100%
Trio East	3,600	3,600	7.47%	Oct-2007	100%
Warwick Grove	6,550	6,550	7.52%	Sep-2008	50%

	$23,278	$21,608

Land Loans. When we acquire land for future development or sale, we sometimes finance the acquisitions with land loans. Generally, one of our subsidiaries or a joint venture will incur the loan, and we will guarantee the repayment of the loan. The following table summarizes the material terms of our land loans, all of which we have guaranteed:

				Tarragon’s
	Balance at	Interest Rate at		Interest in
Project	March 31, 2007	March 31, 2007	Maturity Date	Profits

100 East Las Olas	$4,125	9.25%	Mar-2008	100%
Central Square	11,250	7.42%	Jul-2007	100%
Coventry Club	8,600	7.32%	Nov-2007	100%
Orion	7,000	7.82%	Mar-2008	70%
Uptown Village	7,615	7.42%	Sep-2007	100%

	$38,590

Other Debt. We also have other debt with an aggregate balance of $3.4 million at March 31, 2007.

Sources and Uses of Cash
The following table presents major sources and uses of cash for the three months ended March 31, 2007 and 2006.

	For the Three Months
	Ended March 31,
	2007	2006
Sources of cash:
Net proceeds from home sales	$2,997	$55,611
Net cash flow from rental operations	(11,535)	(4,062)
Net proceeds from the sale of real estate Real Estate Services Business	659	14,909
Net proceeds related to financings and other borrowings
Homebuilding Business	13,631	—
Real Estate Services Business	305	—
Lines of credit	9,410	2,837
Subordinated unsecured notes	—	58,187
Other corporate debt	(1,033)	(256)
Other:
Proceeds from the exercise of stock options	46	252

Total sources of cash	14,480	127,478

Uses of cash:
Purchase of homebuilding inventory or land for development	(6,157)	(48,344)
Development borrowings, net of costs paid (development and renovation cost, net of borrowings)	2,884	(41,221)
Net advances to partnerships and joint ventures for homebuilding activities	(4,118)	(17,843)

Cash used in homebuilding activities	(7,391)	(107,408)

Property capital improvements	(1,596)	(2,715)
Other:
Common stock repurchases	—	(5,284)
General and administrative expenses paid	(4,377)	(9,835)
Income taxes paid	(702)	(2,516)
Dividends to stockholders	(376)	(207)
Purchase of partnership interests	—	(1,710)
Preferred return on convertible preferred interest	—	(165)
Interest paid on corporate debt	(3,132)	(1,739)
Other	181	683

Total uses of cash	(17,393)	(130,896)

Net uses of cash	$(2,913)	$(3,418)

Cash Flows
Operating Activities: For the three months ended March 31, 2007, our net cash used in operating activities was $33,000 compared to $165.2 million for the three months ended March 31, 2006. This decrease in cash used in operating activities is principally related to a decrease in purchases of homebuilding inventory. In 2006, we purchased three rental properties for conversion to condominiums for an aggregate cost of $202.3 million and purchased land for development of one of our Hoboken, New Jersey, projects for $7.8 million. In 2007, we spent $6.2 million for purchases of homebuilding inventory. We have decided not to convert two of the properties purchased in 2006 and have transferred them to the rental real estate portfolio of our Real Estate Services Business.
Partially offsetting this decrease in cash used was a decrease in proceeds from closings of home sales, including distributions of earnings from unconsolidated joint ventures, from $139 million in 2006 to $69,000 in 2007. We executed net new orders for 283 units for all product-types in 2007 compared to 461 units in 2006. We also closed fewer sales in 2007: 353 units compared to 663 in 2006. The number of units in our active for-sale communities was 3,811 at March 31, 2007, down from to 4,560 at December 31, 2006. This decrease is partly attributable to the transfer of a project with 396 units to the rental real estate portfolio of our Real Estate Services Business in the first quarter of 2007 following our decision not to convert the property to condominiums. We also reduced the number of units in our rental developments by 180 with the sale of Newbury Village in January 2007.
We expect continued net cash used in operations because we intend to continue to invest proceeds from home sales in new projects and because we generally finance our projects with debt.
Investing Activities. For the three months ended March 31, 2007, our net cash used in investing activities was $5 million compared to cash provided of $708,000 for the same period in 2006. Contributions to unconsolidated partnerships and joint ventures were $13.7 million lower in 2007 than in 2006 due to a decrease in the purchase of homebuilding inventory. We received distributions of capital from unconsolidated partnerships and joint ventures of $7.8 million in 2006, while there were no such distributions in 2007. This decrease in distributions is related to a decrease in home sales and financings of unconsolidated joint ventures. We also paid $1.7 million in 2006 to purchase the interest of one of our partners in one of our Hoboken, New Jersey, projects.
Development costs of real estate projects under development during the three months ended March 31, 2006, were $3.2 million. In 2007, all of our projects under development are classified with homebuilding inventory. Therefore, development costs are operating activities rather than investing activities.
In 2006, in connection with our capital redeployment program, we sold one apartment community and two commercial properties for net proceeds of $14.9 million. Net proceeds from the sale of real estate in 2007 were $659,000 from the sale of two outparcels adjacent to one of our apartment communities in Murfreesboro, Tennessee. Although the capital redeployment program is substantially complete, we expect proceeds from the sale of real estate to continue to be an important source of cash in the future.
Financing Activities. For the three months ended March 31, 2007, our net cash provided by financing activities decreased to $2.2 million, from

$161.1 million for the three months ended March 31, 2006. This decrease was due primarily to a decrease in borrowings associated with the acquisition of homebuilding inventory. In 2006, we borrowed $166.9 million in connection with the purchase of properties for conversion to condominiums. In 2007, we had no borrowings in connection with purchases of homebuilding inventory. Also, in 2006, we issued another $60 million of subordinated unsecured notes. During the first quarter of 2007, we borrowed $19.8 million and made repayments of $9.3 million under the line of credit from affiliates of William S. Friedman. Borrowings of $9.7 million under this line of credit during the first quarter of 2006 were fully repaid by March 31, 2006. Borrowings are expected to continue to be an important source of cash in the future.
We received construction loan borrowings of $19.7 million for development costs and made payments on construction loans of $13.4 million from proceeds of home sales of our high- and mid-rise development projects during the first quarter of 2007. We received construction loan borrowings of $18 million for development costs and repaid a $19.3 million construction loan upon the sale of one of our rental developments during the first quarter of 2007. We made repayments on condominium conversion loans of $23.7 million during the first quarter of 2007. During the first quarter of 2006, we received construction loan borrowings of $7.5 million for development costs and made payments on construction loans of $19.1 million from proceeds of home sales of our high- and mid-rise development projects. We received construction loan borrowings of $8.9 million for development costs of our rental developments during the first quarter of 2006. In the first quarter of 2006, we made repayments of $52.8 million on condominium conversion loans. Proceeds from home sales were used to reduce debt by $65.6 million in 2007 and $83.4 million in 2006.
We spent $5.3 million in the first three months of 2006 to repurchase 209,000 shares of our common stock pursuant to our announced stock repurchase plan and 100,000 shares of our preferred stock. We made no stock repurchases in 2007. Under the existing stock repurchase plan, we have authority to repurchase an additional 72,000 shares.
Contractual Commitments
The following table summarizes information regarding contractual commitments.

	Nine Months
	Ending
	December 31,	2008	2010
	2007	and 2009	and 2011	Thereafter	Total
Scheduled principal payments on debt:
Loans with extension options (1)	$35,650	$101,352	$3,959	$8,160	$149,121
Loans expected to be repaid in 2007 upon sale of the property (2)	62,631	6,068	2,287	17,742	88,728
Completed condominium inventory (5)	60,235	76,610	—	—	136,845
Loans for which we are currently negotiating extensions	53,215	—	—	—	53,215
Loans related to properties for which we are currently negotiating construction financing	17,550	—	—	—	17,550

	Nine Months
	Ending
	December 31,	2008	2010
	2007	and 2009	and 2011	Thereafter	Total
Loans for for-sale communities with sales backlog exceeding loan balance (6)	1,329	65,116	—	—	66,445
Remaining loans
Mortgages and note payable	31,496	384,913	18,702	468,182	903,293
Senior convertible notes	—	5,750	—	—	5,750
Subordinated unsecured notes	—	—	—	125,000	125,000

	262,106	639,809	24,948	619,084	1,545,947

Scheduled interest payments on debt (4)	79,197	128,028	88,445	392,839	688,509
Operating leases	1,641	3,600	2,395	6,173	13,809
Firm contracts to purchase real estate for homebuilding activities	36,725	—	—	—	36,725

	379,669	771,437	115,788	1,018,096	2,284,990

Guaranteed debt of unconsolidated partnerships and joint ventures:
Loans with extension options (3)	12,300	42,681	—	—	54,981
Completed condominium inventory (5)	16,187	—	—	—	16,187

	28,487	42,681	—	—	71,168

	$408,156	$814,118	$115,788	$1,018,096	$2,356,158

(1)	Of the loans maturing in 2007, $8.6 million may be extended for six months and $27 million may be extended for one year at our option. Of the loans maturing in 2008, $55.4 million may be extended six months and $7.4 million may be extended one year. Of the loans maturing in 2009, $27.9 million may be extended for six months, and $10.7 million may be extended two years.

(2)	Of the loans maturing in 2007, $62 million may be extended for one year.

(3)	See discussion below under the caption “Off-Balance Sheet Arrangements.”

(4)	Interest is computed based upon the outstanding balances as of March 31, 2007, and for all future periods until the loans mature even though they may be repaid before the maturity date. For loans with variable rates, interest is calculated based on the interest rate in effect at March 31, 2007.

(5)	See table that presents total estimated remaining sell-out debt, the ratio of debt to total estimated remaining sell-out, and backlog as of March 31, 2007, in the “Homebuilding Business” section.

(6)	The loan maturing in 2007 was repaid in full in April 2007, and the loan maturing in 2008 may be extended six months.
We intend to extend or repay these loans primarily through refinancings and home sales. We believe we can arrange such new financing as may be needed to repay maturing loans.
Firm contracts to purchase real estate for homebuilding activities include a $14.7 million purchase of land (closed in May 2007) and an existing warehouse where we plan to develop a 120-unit condominium and retail development. Firm contracts also include contracts to purchase two tracts of land for condominium development in Connecticut and New Jersey for $17.4 million and six sites that are part of an assemblage in Montville and Uncassville, Connecticut, for our planned Mohegan Hill project for a total of $4.7 million (one of which closed in May 2007 for $400,000).

Off-Balance Sheet Arrangements
We often undertake homebuilding projects in partnership with third parties when our partner has either site control or a particular expertise in the proposed project, or both. We sometimes guarantee loans made to our joint ventures.
We have guaranteed one construction loan, one condominium conversion loan, and three land loans of five unconsolidated joint ventures. At March 31, 2007, the aggregate outstanding balance of these loans was $71.2 million, and the aggregate fully funded amount was $86.6 million. The $12.3 million land loans and a $16.2 million condominium conversion loan mature in 2007, and the $42.7 million construction loan matures in 2008. Except for a $3.9 million land loan, all of these loans may be extended for six months.
Recently Adopted Accounting Pronouncement
On January 1, 2007, we adopted the provisions of the FASB’s Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is more than 50% likely to be realized upon ultimate settlement.
As a result of the implementation of FIN 48, we recognized an increase of $57,000 in the liability for unrecognized tax benefits, which was accounted for as a cumulative effect adjustment to accumulated deficit. The balance of unrecognized tax benefits at December 31, 2006, was $1.3 million. The $1.4 million of unrecognized tax benefits at March 31, 2007, if recognized, would impact the effective tax rate.
Interest costs and penalties related to income taxes are classified as interest expense and general and administrative expenses, respectively, in our Consolidated Financial Statements. Upon the adoption of FIN 48, we recorded $467,000 (net of income taxes of $289,000) in interest and $1.9 million in penalties which were accounted for as cumulative effect adjustments to accumulated deficit. At March 31, 2007, the accrual for interest was $965,000 and the accrual for penalties was $1.9 million.
We are subject to taxation in the United States and various state and local jurisdictions. Our tax years for 2003 through the current period are subject to examination by the tax authorities. Currently, an estimate of the range of the reasonably possible change in unrecognized tax benefits in the next twelve months cannot be made.
Critical Accounting Policies and Estimates
Accounting estimates are an integral part of the preparation of our consolidated financial statements and our financial reporting process and are based on our current judgments. Certain accounting estimates are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting these estimates may differ from our current judgments. The most significant accounting policies affecting our consolidated financial statements are discussed under the caption “Critical Accounting Policies and Estimates” beginning on page 66 of our Annual Report on Form 10-K for the year ended December 31, 2006.

Accounting Pronouncements Not Yet Adopted
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”), to increase consistency and comparability in fair value measurements. SFAS No. 157 creates a single definition of fair value, emphasizes fair value as a market-based measurement, establishes a framework for measuring fair value, and enhances disclosure requirements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS No. 157 on our financial position and results of operations.
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure financial assets and liabilities, with certain exceptions, at fair value at specified election dates. A business entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We have not determined the impact, if any, SFAS No. 159 will have on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in interest rates that may adversely affect our financial position, results of operations, and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage this exposure through our regular operating and financing activities. There have been no material changes to our market risk since December 31, 2006. See ITEM 7A. “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” on page 69 of our Annual Report on Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures to ensure the information required to be disclosed by the Company, including its consolidated entities, in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed in the reports it files or submits under the Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007.
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
However, we and our accountants identified a control deficiency in our internal control over financial reporting as of December 31, 2006, which constituted a “material weakness” within the meaning of the Public Company Accounting Oversight Board Auditing Standard No. 2. This control deficiency was the result of growth and increased complexity of our business resulting in insufficient accounting resources to support our financial reporting requirements. This condition contributed to the need to restate our cash flows for the years ended December 31, 2005 and 2004 and for the quarterly periods ended March 31, 2006, June 30, 2006 and September 30, 2006.
In response to the foregoing material weakness, management is currently assessing the need for additional accounting resources in terms of the number and experience of additional staff and training of existing staff.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors as previously disclosed in our Form 10-K for the fiscal year ended December 31, 2006 in response to Item 1A. of Part 1 to our Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchase Program. On March 6, 2006, our board of directors authorized the repurchase of up to an additional 1,000,000 shares of our common stock pursuant to our existing share repurchase program. With this additional authority, our board has approved the repurchase of an aggregate of up to 2,500,000 shares under the program implemented in September 2001. The share repurchase program has no expiration date. Through March 31, 2007, we had repurchased 2,427,712 shares of our common stock and had 72,288 shares remaining that could be repurchased pursuant to this repurchase program. There were no shares repurchased during the three months ended March 31, 2007.
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

TARRAGON CORPORATION

Date: May 11, 2007	By:	/s/William S. Friedman

William S. Friedman
Chief Executive Officer, Director, and
Chairman of the Board of Directors

Date: May 11, 2007	By:	/s/Erin D. Pickens

Erin D. Pickens
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: May 11, 2007	By:	/s/Stephanie D. Buffington

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