Form 10-Q
period 2007-06-30
TARRAGON CORP
filed 2007-12-24
CIK 1038217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐ Yes ☑ No

Common Stock, $.01 par value	28,917,954

(Class)	(Outstanding at December 14, 2007)

Forward-Looking Statements
Unless the context otherwise requires, references to “Tarragon,” “Company,” “we,” “our,” ours,” and “us” in this Quarterly Report on Form 10-Q refer to Tarragon Corporation and its subsidiaries.
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
The risks, uncertainties, and assumptions that are involved in our forward-looking statements include:
•	our ability to continue as a going concern and raise additional funds to implement our business plan;

•	our ability to complete our planned sales of properties to generate cash proceeds and reduce debt;

•	our ability to generate sufficient cash flow to meet our debt service and other obligations;

•	our ability to continue to satisfy the listing requirements of the Nasdaq Global Select Market;

•	our substantial indebtedness and high leverage ratio, which have adversely affected our financial health and our ability to fulfill our debt service obligations or otherwise comply with the financial and other covenants in the related debt instruments;

•	our ability to meet covenants, or remedy, modify, or obtain waivers of existing and future noncompliance, under our existing credit facilities and other agreements evidencing our outstanding indebtedness;

•	the extent of adverse effects of fluctuations in real estate values on the book value of our real estate assets;

•	continued deterioration in the homebuilding industry causing increases in competition for, and decrease in demand by, homebuyers;

•	the pricing and availability of construction and mortgage financing;

•	construction delays or cost overruns, either of which may increase project development costs;

•	our ability to obtain zoning, occupancy, and other required governmental permits and authorizations;

•	opposition from local community or political groups with respect to development or construction at a particular site;

•	the adoption, on the national, state, or local level, of more restrictive laws and governmental regulations, including more restrictive zoning, land use, or environmental regulations and increased real estate taxes; and

•	general industry, economic, and market conditions particularly with regard to new home construction, apartment property occupancy, rental growth rates, prevailing rental rates, and competition in the markets where our homebuilding properties and rental properties are concentrated.
These factors are representative of the risks, uncertainties, and assumptions that could cause actual outcomes and results to differ materially from what is expressed or forecast in forward-looking statements. In addition, these statements could be affected by local, national, and world economic conditions and political events, including global economic slowdowns and fluctuations in interest and currency exchange rates. For additional information see the factors that may affect our actual financial condition and results of operations under the caption “ITEM 1A. RISK FACTORS” beginning on page 13 of our Annual Report on Form 10-K for the year ended December 31, 2006, and under the caption “ITEM 1A. RISK FACTORS” in Part II of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007.
[This space intentionally left blank]

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TARRAGON CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Thousands, Except Per Share Data)

	June 30,	December 31,
	2007	2006
Assets
Cash and cash equivalents	$23,981	$23,476
Restricted cash	29,702	23,597
Contracts receivable, net	50,849	69,048
Homebuilding inventory:
Land for development	107,040	129,975
Residential construction in progress	249,432	231,894
Condominium conversions	239,264	397,299
Construction in progress — rentals	269,122	257,866
Contract deposits	13,281	13,589
Rental real estate (net of accumulated depreciation of $110,783 in 2007 and $110,520 in 2006)	497,072	731,477
Investments in and advances to partnerships and joint ventures	57,205	61,523
Deferred tax asset	2,153	—
Assets held for sale	228,933	34,531
Other assets, net	50,911	48,486

	$1,818,945	$2,022,761

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable and other liabilities:
Trade accounts payable	$29,272	$21,387
Other accounts payable and liabilities (including $5,990 in 2007 and $5,744 in 2006 due to affiliates)	105,805	121,126
Liabilities related to assets held for sale	225,894	25,588
Deferred tax liability	—	34,576
Mortgages and notes payable:
Land for development	35,590	31,586
Residential construction in progress	151,612	129,585
Condominium conversions	140,235	227,137
Construction in progress — rentals	168,102	135,519
Rental real estate	657,694	824,104
Unsecured lines of credit and notes (including $32,940 in 2007 and $10,381 in 2006 due to affiliates)	59,209	39,800
Senior convertible notes	5,750	5,750
Subordinated unsecured notes	125,000	125,000

	1,704,163	1,721,158
Commitments and contingencies
Minority interest	22,084	22,089
Stockholders’ equity
Common stock, $.01 par value; authorized shares, 100,000,000; shares issued, 38,852,922 in 2007 and 38,715,663 in 2006	386	385
Special stock, $.01 par value; authorized shares, 17,500,000; no shares issued	—	—
Cumulative preferred stock, $.01 par value; authorized shares, 2,500,000; shares issued and outstanding, 1,265,835 in 2007 and 2006; liquidation preference, $15,190 in 2007 and 2006, or $12 per share	13	13
Paid-in capital	408,497	407,260
Accumulated deficit	(268,514)	(80,059)
Accumulated other comprehensive income (loss)	135	(266)
Treasury stock, at cost (10,018,806 shares in 2007 and 2006)	(47,819)	(47,819)

	92,698	279,514

	$1,818,945	$2,022,761

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in Thousands, Except Per Share Data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Revenue
Homebuilding sales	$48,690	$122,296	$172,516	$211,484
Rental and other (including $209 and $248 in the three and six months of 2007 and $24 and $31 in the three and six months of 2006 from affiliates)	22,859	21,208	44,891	42,738

	71,549	143,504	217,407	254,222

Expenses
Costs of homebuilding sales	91,392	99,770	207,674	165,865
Property operations	12,293	10,490	23,185	21,529
Depreciation	4,385	3,358	8,667	6,655
Impairment charges	98,871	—	98,871	—
General and administrative
Corporate	12,253	8,967	17,787	14,264
Property	1,428	1,270	3,001	2,567

	220,622	123,855	359,185	210,880

Other income and expenses
Equity in income (loss) of partnerships and joint ventures	(5,729)	919	(5,438)	2,981
Minority interests in income of consolidated partnerships and joint ventures	(779)	(611)	(1,446)	(894)
Interest income (including $110 and $200 in the three and six months of 2007 from affiliates)	221	119	401	312
Interest expense (including $557 and $850 in the three and six months of 2007 and $169 and $196 in the three and six months of 2006 to affiliates)	(14,143)	(6,829)	(26,972)	(13,454)
Gain on sale of real estate	—	—	398	—
Loss on extinguishment of debt	—	(583)	(1,422)	(2,391)
Reserve for litigation, settlements and other claims	(1,989)	—	(1,989)	—

Income (loss) from continuing operations before income taxes	(171,492)	12,664	(178,246)	29,896
Income tax (expense) benefit	30,214	(4,398)	34,334	(11,211)

Income (loss) from continuing operations	(141,278)	8,266	(143,912)	18,685
Discontinued operations, net of income tax benefits (expenses) of $23,592 and $24,594 in the three and six months of 2007 and ($2,002) and ($6,273) in the three and six months of 2006
Income (loss) from operations	(40,585)	589	(42,196)	1,307
Gain on sale of real estate	854	1,811	854	9,149

Net income (loss)	(181,009)	10,666	(185,254)	29,141
Dividends on cumulative preferred stock	(388)	(195)	(764)	(402)

Net income (loss) allocable to common stockholders	$(181,397)	$10,471	$(186,018)	$28,739

Earnings (loss) per common share — basic
Income (loss) from continuing operations allocable to common stockholders	$(4.93)	$.29	$(5.09)	$.64
Discontinued operations	(1.38)	.08	(1.46)	.37

Net income (loss) allocable to common stockholders	$(6.31)	$.37	$(6.55)	$1.01

Earnings (loss) per common share — assuming dilution
Income (loss) from continuing operations allocable to common stockholders	$(4.93)	$.26	$(5.09)	$.59
Discontinued operations	(1.38)	.08	(1.46)	.33

Net income (loss) allocable to common stockholders	$(6.31)	$.34	$(6.55)	$.92

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(Dollars in Thousands, Except Per Share Data)

							Accumulated
							Other	Treasury
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stock	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Amount	Equity (Deficit)
Balance, January 1, 2007	1,265,835	$13	28,696,857	$385	$407,260	$(80,059)	$(266)	$(47,819)	$279,514
Retirement of common stock	—	—	(156,504)	(2)	(1,640)	—	—	—	(1,642)
Stock options exercised	—	—	290,263	3	1,300	—	—	—	1,303
Dividends on cumulative preferred stock ($0.60 per share)	—	—	—	—		(764)	—	—	(764)
Compensation expense related to stock options granted	—	—	—	—	490	—	—	—	490
Excess tax benefit from non-qualified stock option exercises	—	—	—	—	83	—	—	—	83
Restricted stock grants	—	—	3,500	—	1,004	—	—	—	1,004
Cumulative effect of change in accounting principle, net of income taxes	—	—	—	—	—	(2,437)	—	—	(2,437)
Change in value of derivative, net of income taxes of $247	—	—	—	—		—	401	—	401
Net loss	—	—	—	—	—	(185,254)	—	—	(185,254)

Balance, June 30, 2007	1,265,835	$13	28,834,116	$386	$408,497	$(268,514)	$135	$(47,819)	$92,698

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	For the Six Months
	Ended June 30,
	2007	2006
		Restated
Cash Flows from Operating Activities
Net income (loss)	$(185,254)	$29,141
Deferred income taxes	(36,729)	—
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of real estate	(1,760)	(14,638)
Minority interests in income of consolidated partnerships and joint ventures	1,446	894
Depreciation and amortization of leasing costs	12,487	4,428
Amortization of deferred borrowing costs	2,226	1,377
Impairment charges	203,399	587
Provision for uncollectible contracts receivable	17,893	—
Reserve for litigation, settlements and other claims	1,989	—
Equity in (income) loss of partnerships and joint ventures	5,438	(2,981)
Distributions of earnings from partnerships and joint ventures	393	2,030
Stock-based compensation expense	645	808
Excess tax expense from stock-based compensation	(83)	(25)
Changes in other operating assets and liabilities, net of effects of non-cash investing and financing activities:
Homebuilding inventory	6,820	(230,771)
Contracts receivable	306	22,057
Restricted cash	(11,052)	1,433
Income tax receivable	(10,738)	—
Other assets	(324)	(1,564)
Accounts payable and other liabilities	(31,678)	(32,527)

Net cash used in operating activities	(24,576)	(219,751)

Cash Flows from Investing Activities
Cash received from the sale of real estate	6,251	18,418
Capital improvements to real estate	(6,055)	(5,052)
Construction and acquisition costs of real estate under development	—	(5,025)
Distributions of capital from partnerships and joint ventures	8,952	25,169
Advances and contributions to partnerships and joint ventures	(9,155)	(23,897)
Cash paid for leasehold improvements	—	(3,556)
Deposits to reserves for replacements	(378)	(549)
Disbursements from reserves for replacements	425	986
Purchase of joint venture interest	(1,750)	—
Other	102	79

Net cash (used in) provided by investing activities	(1,608)	6,573

Cash Flows from Financing Activities
Proceeds from borrowings	168,395	453,247
Principal payments on notes payable	(159,055)	(203,743)
Advances from affiliates	49,220	9,729
Repayments of advances from affiliates	(26,660)	(9,729)
Distributions to minority partners of consolidated partnerships and joint ventures	(1,500)	(3,847)
Deferred borrowing costs paid	(2,974)	(8,485)
Stock repurchases	—	(15,433)
Dividends to stockholders	(764)	(3,235)
Proceeds from the exercise of stock options	241	426
Change in cash overdrafts	(297)	5,997
Excess tax benefits from stock-based compensation	83	25
Other	—	62

Net cash provided by financing activities	26,689	225,014

Net increase in cash and cash equivalents	505	11,836
Cash and cash equivalents, beginning of period	23,476	39,044

Cash and cash equivalents, end of period	$23,981	$50,880

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(Dollars in Thousands)

	For the Six Months
	Ended June 30,
	2007	2006
		Restated
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid, net of capitalized interest	$26,943	$9,120

Income taxes paid	$719	$8,865

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Assets written off and liabilities released in connection with the sale of real estate:
Real estate	$21,522	$17,565
Other assets	1,150	420
Notes payable	(17,934)	(13,696)
Accounts payable and other liabilities	(247)	(509)
Gain on sale	1,760	14,638

Cash received from the sale of real estate	$6,251	$18,418

Effect on assets and liabilities of the consolidation of one homebuilding project in 2007 and two homebuilding projects in 2006:
Homebuilding inventory	$2,077	$70,244
Investments in and advances to partnerships and joint ventures	(2,075)	(27,974)
Other assets	2	1,545
Notes payable	—	(33,598)
Accounts payable and other liabilities	(4)	(3,217)
Minority interest	—	(7,000)

	$—	$—

Homebuilding inventory transferred to rental real estate	$34,453	$5,071

Cumulative effect of change in accounting principle net of tax	$(2,437)	$—

Change in value of derivative, net of tax	$401	$47

Issuance and vesting of restricted stock grants	$1,004	$838

Stock retired in connection with stock option exercises	$(1,062)	$—

Stock retired to cover income tax withholding	$(580)	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1. BASIS OF PRESENTATION
The accompanying Consolidated Financial Statements of Tarragon Corporation, a real estate developer, owner and manager, its subsidiaries, and consolidated partnerships and joint ventures have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, but, in our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of consolidated financial position, consolidated results of operations, and consolidated cash flows at the dates and for the periods presented have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis, the Company reviews its estimates and assumptions. The Company’s estimates were based on its historical experience and various other assumptions that the Company believes to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions. Operating results for the six months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2006. Dollar amounts in tables are in thousands, except for per share data.
Liquidity. The sudden and rapid deterioration in the real estate credit markets in the summer of 2007 resulted in Tarragon being unable to complete financing transactions that had been under negotiation. In addition, our business continues to be affected by the significant deterioration of the homebuilding industry in the markets in which we operate, and in the Florida market in particular. These conditions led to a decline in new home prices, increased use of sales discounts and other incentives, and increased interest and other carrying costs. We have also incurred additional lease-up and interest costs associated with apartment properties that we targeted for conversion into condominiums and subsequently decided to operate as rental properties. Current market conditions remain difficult, and there can be no assurance that these conditions will not continue to adversely impact our operations.
These events described above materially affected our liquidity, including our ability to repay existing indebtedness as it became due and to meet other current obligations. As discussed in NOTE 5. “NOTES PAYABLE AND COVENANTS,” we did not pay August 2007 debt service as scheduled and received notices of default and acceleration from certain of our lenders, including General Electric Capital Corporation (“GECC”) and Fannie Mae. Loans with GECC, Fannie Mae and other lenders have been reinstated as of the current date. However, we continue to be in default on certain loans. Additionally, we have not paid certain loans that have matured since June 30, 2007, and are seeking extensions of the maturities from these lenders. See NOTE 5. “NOTES PAYABLE AND COVENANTS.”
As discussed in NOTE 4. “INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES,” we received notices of default, as guarantor, from the lenders of three unconsolidated entities because August 2007 and September 2007 debt service payments were not made timely. These loans have been restored to good standing, but have subsequently matured. We are seeking extensions of the maturities from these lenders. As discussed in NOTE 5. “NOTES PAYABLE AND COVENANTS” and NOTE 4. “INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES,” we are not currently in compliance with financial covenants contained in certain of our existing debt agreements.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 1. BASIS OF PRESENTATION (Continued)
In addition, because we anticipate additional property impairment charges and other write-downs in the third quarter of 2007, Tarragon will not be in compliance with financial covenants contained in these and other debt agreements at September 30, 2007. Non-compliance with these covenants would allow the lenders to demand immediate repayment or pursue other remedies, unless we can reach an agreement with our lenders to waive or amend the financial covenants. Our inability to comply with our financial covenants, obtain waivers of non-compliance, restructure our debt or obtain alternative financing to replace our existing debt would have a material adverse effect on the Company’s financial position, results of operations and cash flows.
To improve its liquidity, the Company began a program to sell assets, including all of the multi-family properties that had been targeted for condominium conversion. In general, these newer, high quality assets were in different stages of lease-up or renovation in connection with being repositioned as rental properties. Moreover, most of these properties had been financed with significant amounts of short-term, floating rate debt. Accordingly, the sale of these assets (beginning in September 2007) improved the Company’s liquidity by significantly reducing negative cash flow. See NOTE 15. “SUBSEQUENT EVENTS” for a discussion of property sales that have been completed subsequent to June 30, 2007. In addition, in an effort to reduce overhead, we implemented a reduction in workforce in August 2007.
The Company’s plan to improve liquidity contemplates additional property sales. In addition, the Company continues to explore other strategic and financing alternatives and to negotiate agreements with the lenders under debt obligations that remain in default or mature. Some of our efforts to reduce costs have been offset by professional and consulting fees associated with our evaluation of strategic and financial alternatives. If Tarragon is unable to obtain sufficient liquidity to fund its operations in the near-term or is unable to negotiate acceptable terms with its lenders, it may be necessary for Tarragon to undertake other actions as may be appropriate in the light of its then current liquidity situation.
Our decision to sell certain properties has resulted in impairment charges in the second quarter of 2007 totaling $199 million, and we presently anticipate recording impairment charges of approximately $135.7 million in the third quarter of 2007, $35.7 million of which will be recorded in costs of sales, $45.4 million of which will be impairment charges, and $54.6 million of which will be recorded in discontinued operations.
Our consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2007, we have $1,561.1 million in consolidated borrowings and have guaranteed debt of our unconsolidated joint ventures totaling $60.9 million We have experienced significant losses for the year ended December 31, 2006, and the six months ended June 30, 2007, and continue to generate negative cash flows from operations.
For the six months ended June 30, 2007, we incurred a net loss of ($185.3 million). As of June 30, 2007, we had stockholders’ equity of $92.7 million, which was a significant decrease compared to stockholders’ equity of $279.5 million as of December 31, 2006. These results raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend on our ability to complete our planned sales of properties, to modify financial covenants in our debt agreements, and to restructure, extend, or refinance our debt obligations that remain in default or mature. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 1. BASIS OF PRESENTATION (Continued)
Impairment charges. We carry homebuilding inventory under development, including capitalized interest and real estate taxes, at cost unless events or circumstances indicate that the carrying value may not be recoverable, in which case we write down the related assets to their estimated fair value. We carry completed homebuilding inventory at the lower of cost or estimated fair value less costs of sale. See NOTE 15. “SUBSEQUENT EVENTS” for discussion of anticipated impairments to be recorded in the third quarter of 2007.
The following tables summarize impairment charges, related to homebuilding inventory, recorded during the three and six months ended June 30, 2007:
For the three months ended June 30, 2007:

		Impairments
		Included In	Impairments	Write-offs
		Costs of	Included In	of	Total
	Number of	Homebuilding	Impairment	Contract	Impairments/
Project Type	Projects	Sales	Charges	Deposits	Write-offs
Active condominium conversions	5	$30,137	$—	$—	$30,137
Active mid-rise developments	3	8,932	10,460	—	19,392
Active rental repositions/developments	3	—	31,461	—	31,461
Pipeline and pre-pipeline projects	3	—	28,095	—	28,095
Contract deposits	6	—	35	1,059	1,094

Total	20	$39,069	$70,051	$1,059	$110,179

For the six months ended June 30, 2007:

		Impairments
		Included In	Impairments	Write-offs
		Costs of	Included In	of	Total
	Number of	Homebuilding	Impairment	Contract	Impairments/
Project Type	Projects	Sales	Charges	Deposits	Write-offs
Active condominium conversions	5	$33,459	$—	$—	$33,459
Active mid-rise developments	3	9,998	10,460	—	20,458
Active rental repositions/developments	3	—	31,461	—	31,461
Pipeline and pre-pipeline projects	3	—	28,095	—	28,095
Contract deposits	6	—	35	1,059	1,094

Total	20	$43,457	$70,051	$1,059	$114,567

We carry rental real estate to be held and used at cost unless events or circumstances indicate that the carrying value may not be recoverable, in which case we write down the related assets to their estimated fair value. We carry rental real estate held for sale at the lower of cost or estimated fair value less selling costs. For the three and six months ended June 30, 2007, we recorded impairment charges of $61 million to reduce the carrying values of three apartment communities to estimated fair value less costs of sale upon the decision to sell the properties. We also recorded an impairment charge of $186,000 to reduce the carrying value of a commercial property to its contract sale price less costs of sale for the three months ended June 30, 2007. Because we presented these four properties in assets held for sale, we presented the impairment charges in discontinued operations. In addition, we recorded an impairment charge of $28.8 million for one rental property not presented in discontinued operations until September 30, 2007. See NOTE 8. “ASSETS HELD FOR SALE.” See NOTE 15. “SUBSEQUENT EVENTS” for discussion of anticipated impairment charges to be recorded for the three months ended June 30, 2007 in the third quarter of 2007.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 1. BASIS OF PRESENTATION (Continued)
Costs of homebuilding sales. Costs of homebuilding sales include land, construction costs, development salaries, construction supervision, marketing, commissions and other selling costs, property taxes, insurance, interest (previously capitalized), developer fees, architectural and engineering fees, and impairment charges related to active projects. The following table presents interest (previously capitalized), impairment charges, development salaries, and marketing and selling costs included in costs of homebuilding sales for the periods presented.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Costs of homebuilding sales:
Interest (previously capitalized)	$14,020	$6,100	$20,238	$9,140
Development, salaries, marketing and selling costs	5,500	5,786	11,226	9,090
Construction and other project costs	71,872	87,884	176,210	147,635

	$91,392	$99,770	207,674	165,865

Impairment charges included in costs of homebuilding sales (above):
Interest (previously capitalized)	$4,074	$—	$6,986	$—
Development, salaries, marketing and selling costs	1,402	—	2,505	—
Construction and other project costs	33,593	415	33,966	415

	$39,069	$415	$43,457	$415

Allowance for uncollectible contracts receivable. Amounts due under sales contracts, to the extent recognized as revenue under the percentage-of-completion method, are recorded as contracts receivable and are reported net of an allowance for potential customer defaults. We estimate the number of defaults that may occur for sales under existing contracts that have not yet closed based on our default experience to date. We revise these estimates as additional information becomes available. At June 30, 2007, our contracts receivable of $50.8 million is net of an allowance of $17.9 million for estimated potential customer defaults. The following table presents the activity in our allowance for uncollectible contracts receivable:

	As of June 30,
	2007	2006
Allowance for uncollectible contracts receivable at beginning of period	$—	$—
Allowance established	17,893	—
Write-offs	—	—

Allowance for uncollectible contracts receivable at end of period	$17,893	$—

Warranties. We provide warranties on workmanship and structural integrity in accordance with statutory requirements, which vary by state. Warranty reserves have been established by charging cost of sales and recording a warranty liability. The amounts charged are estimated by management to be adequate to cover expected warranty-related costs for all unexpired warranty obligation periods. Our warranty cost accruals are based upon experience taking into consideration the types and locations of the projects. See NOTE 10. “COMMITMENTS AND CONTINGENCIES” for a discussion of statutory notices of claims for construction defects received from homeowners associations of four of our recently completed projects in Florida. The following table presents the activity in our warranty liability account included in other accounts payable and liabilities, in the accompanying June 30, 2007, Consolidated Balance Sheet.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 1. BASIS OF PRESENTATION (Continued)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Warranty liability at beginning of period	$4,137	$2,650	$4,000	$2,664
Warranty costs accrued	458	490	775	1,050
Warranty costs paid	(45)	—	(225)	(574)

Warranty liability at end of period	$4,550	$3,140	$4,550	$3,140

Capitalized interest. We capitalize interest on funds used in constructing property from the date of initiation of construction activities through the time the property is ready for leasing or sale. The following table is a summary of interest expense, net:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Total interest expense incurred	$25,233	$23,583	$48,962	$44,778
Deferred borrowing cost amortization	2,918	2,639	5,076	5,184
Interest capitalized	(14,008)	(19,393)	(27,066)	(36,508)

Interest expense, net	$14,143	$6,829	$26,972	$13,454

Comprehensive income (loss). Comprehensive income (loss) is comprised of net income (loss) from our results of operations and changes in the fair value of a derivative accounted for as a cash flow hedge. The components of comprehensive income (loss), net of income taxes, are as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Net income (loss)	$(181,009)	$10,666	$(185,254)	$29,141
Changes in fair value of derivative, net of income taxes	(576)	47	401	47

Comprehensive income (loss)	$(181,585)	$10,713	$(184,853)	$29,188

Information about Major Customers. Revenue for the six months ended June 30, 2007 included the sale of a rental development for $30.3 million during the first quarter of 2007, which represents more than 10% of consolidated revenue for the first six months of 2007, and is reported in homebuilding sales revenue.
NOTE 2. STOCK-BASED AWARDS
Stock-based compensation expense recognized under Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payments,” for the three and six months ended June 30, 2007 and 2006 is summarized in the following table:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Stock-based compensation	$230	$453	$645	$808
Income tax benefit	(88)	(170)	(247)	(303)

	$142	$283	$398	$505

As of June 30, 2007, there was approximately $1.9 million of total unrecognized compensation cost related to nonvested share options, which is expected to be amortized over the weighted average life of 2.11 years.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 2. STOCK-BASED AWARDS (Continued)
During the first six months of 2007, we granted restricted stock awards for 3,500 shares of common stock and options to purchase 14,000 shares of common stock to directors under the Omnibus Plan, all of which were immediately exercisable. The restricted stock awards are subject to each director’s agreement not to sell the restricted stock for as long as the director remains on our board of directors. The fair value of the 3,500 shares of restricted stock was $41,000 on the grant date. The fair value of the options was $17,000 on the grant date.
During the first six months of 2006, we granted restricted stock awards for 81,086 shares of common stock to employees and 3,500 shares of common stock to directors. The director grants were immediately vested, subject to each director’s agreement not to sell the restricted stock for as long as the director remains on our board of directors. The fair value of the 3,500 shares issued to directors was $66,000 on the grant date. The restricted stock awards issued to employees had one year vesting periods, and there were no restrictions on trading upon vesting. The fair value of the 81,086 shares of common stock was $1.7 million on the grant dates.
Upon the vesting of 81,086 shares of restricted stock in the first six months of 2007, 24,202 shares were surrendered to cover income tax withholding. In connection with the exercise of 249,301 stock options, 28,745 shares were surrendered to cover income tax withholding and 103,557 shares were surrendered to cover the cost of the exercise in the first six months of 2007.
NOTE 3. VARIABLE INTEREST ENTITIES
At June 30, 2007, we had identified seven joint ventures as variable interest entities (“VIEs”). We are the primary beneficiary of six of these VIEs. These six entities have been consolidated in accordance with the Financial Accounting Standards Board’s (“FASB”) Interpretation (“FIN”) 46(R) “Consolidation of Variable Interest Entities.” The six entities consist of one partnership with 25 rental communities with 6,032 apartments, two limited liability companies with rental apartment communities, one with 328 units that is in lease-up and the other with 90 units, and three limited liability companies engaged in homebuilding, one with a 215-unit age-restricted traditional new development, one with a mixed use condominium and retail project and the other with a 217-unit rental development. The aggregate total assets of the six consolidated VIEs were $453.2 million as of June 30, 2007. Of the total assets, $310.1 million, net of accumulated depreciation of $81.1 million, is classified as rental real estate and $121.1 million is classified as homebuilding inventory in the accompanying June 30, 2007, Consolidated Balance Sheet. At June 30, 2007, these entities had debt of $539.5 million, of which $447.2 million was non-recourse to the general assets of Tarragon.
We have identified one VIE that is not consolidated, as we are not the primary beneficiary. This VIE is a limited liability limited partnership that acquired a rental apartment community for conversion to condominium homes for sale. The liabilities of this VIE are non-recourse to the general assets of Tarragon. In accordance with the terms of the partnership agreement, Tarragon may be required to fund a portion of partnership costs up to a maximum of $195,000. Through June 30, 2007, none of that amount had been funded. We are a limited partner and have recovered our investment in the partnership.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 4. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES
Investments in and advances to partnerships and joint ventures consisted of the following:

		Carrying Amount
	Profits Interest	June 30, 2007	December 31, 2006
Choice Home Financing, L.L.C.	50%	$237	$333
Delaney Square, L.L.C.	50%	—	—
Hoboken joint ventures:
900 Monroe Development, L.L.C.	63%	5,184	4,261
Block 106 Development, L.L.C.	63%	6,455	5,972
Block 102 Development, L.L.C.	48%	3,109	3,069
Block 103 Development, L.L.C.	55%	1,424	2,160
Block 112 Development, L.L.C.	63%	11,249	11,134
Block 114 Development, L.L.C.	55%	2,076	3,767
Block 144 Development, L.L.C.	63%	2,447	2,273
TDC/Ursa Hoboken Sales Center, L.L.C.	48%	—	1,570
Thirteenth Street Development, L.L.C.	50%	—	—
Upper Grand Realty, L.L.C.	50%	—	—
Keane Stud, L.L.C.	50%	8,384	7,795
LOPO, L.P.	50%	14,554	11,953
Merritt Stratford, L.L.C. (1)	50%	—	325
Orchid Grove, L.L.C.	50%	1,454	6,279
Park Avenue Metrowest, LLC	50%	—	—
Shefaor/Tarragon, LLLP	29%	—	—
Tarragon Calistoga, L.L.C.	80%	632	632

		$57,205	$61,523

(1)	This entity was consolidated in the second quarter of 2007 upon the acquisition of our partner’s 50% interest for $1.75 million.
We account for our investments in these partnerships and joint ventures using the equity method when we hold noncontrolling interests or our outside partners have significant participating rights, as defined in FASB’s Emerging Issues Task Force’s (“EITF”) 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights” and EITF 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” or, in the case of VIEs, we are not the primary beneficiary as defined under FIN 46R.
During the three months ended June 30, 2007, we recorded impairment charges of $5.8 million related to our investment in Orchid Grove, L.L.C.
Loan Guarantees for Unconsolidated Partnerships and Joint Ventures. As of June 30, 2007, we have guaranteed payment of one construction loan, one condominium conversion loan, and four land loans of eight unconsolidated joint ventures. The aggregate fully funded amount of these six loans is $84.4 million. At June 30, 2007, we guaranteed the aggregate outstanding balance of $60.9 million. Of this amount, $17.4 million matures in 2007 and $43.5 million matures in 2008. In accordance with FIN45, “Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the fair value of these guarantees totaling $2.1 million has been recorded as a liability which is presented in other accounts payable and liabilities in the accompanying June 30, 2007, Consolidated Balance Sheet.
As of June 30, 2007, Tarragon, as guarantor, did not meet the financial covenants under the guarantees of the $9 million loan of the Block 103 Development, L.L.C., Block 114 Development, L.L.C., and TDC/Ursa Hoboken Sales Center, L.L.C. and the $3.9 million land loan of 900 Monroe Development L.L.C. We intend to seek waivers of noncompliance or modification of the covenants from the lenders.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 4. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES (Continued)
On September 6, 2007, Tarragon, as guarantor, received notices of default from Provident Bank because Block 106 Development, L.L.C. and Block 144 Development, L.L.C., did not pay August and September 2007 interest on land loans. In September 2007, these loans were restored to good standing when August and September interest was paid. These loans, totaling $8.4 million, matured in December 2007. We are in discussions with Provident Bank to obtain extensions.
On October 20, 2007, the $3.9 million land loan from Bank of America to 900 Monroe Development L.L.C. matured. We are in discussions to obtain an extension of the maturity date for this obligation.
Tarragon and its partner jointly and severally guarantee repayment of the Regions Bank construction loan made to Orchid Grove, L.L.C., upon maturity whether by acceleration or otherwise. The outstanding balance of this loan was $34.5 million at June 30, 2007. We are currently in discussions with Regions Bank for a waiver or loan modification necessitated by the number of completed units exceeding the number allowed by the loan agreement. The loan is current in payment and has not matured or been accelerated. We believe that, as of June 30, 2007, if there were an occurrence of a triggering event under the guaranty, the collateral should be sufficient to repay the obligation.
There can be no assurance that we will be able to reach agreements with the lenders for waiver of noncompliance or modification of financial covenants or extensions of maturities.
Below are unaudited summarized financial data for Park Avenue Metrowest, LLC (“Park Avenue”) individually and combined for our other unconsolidated partnerships and joint ventures that are not individually significant, for the three and six months ended June 30, 2007 and 2006.

			All			All
			Partnerships			Partnerships
			and Joint			and Joint
	Park Avenue	Other	Ventures	Park Avenue	Other	Ventures
	For the Three Months Ended June 30, 2007			For the Three Months Ended June 30, 2006
Revenue	$—	$35,776	$35,776	$8,892	$11,913	$20,805
Gross profit (loss) from home sales	(170)	6,947	6,777	2,056	(877)	1,179
Net income (loss)	(180)	7,288	7,108	2,056	(398)	1,658

	For the Six Months Ended June 30, 2007			For the Six Months Ended June 30, 2006
Revenue	$245	$42,232	$42,477	$20,022	$23,469	$43,491
Gross profit (loss) from home sales	(163)	7,331	7,168	4,296	224	4,520
Net income (loss)	(190)	7,941	7,751	4,296	1,393	5,689

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 5. NOTES PAYABLE AND COVENANTS
The following table presents our notes payable and other debt by maturity during the periods presented. For debt satisfied through asset sales subsequent to June 30, 2007, please see NOTE 15 “SUBSEQUENT EVENTS.” Accelerated maturity dates for loans in default are reflected in the table. The table does not take into consideration any amounts that could be accelerated if lenders were to give us notices of default for non-compliance with financial covenants.

	Three
	Months
	Ended	Three Months Ending
	Sep 30,	Dec 31,	Mar 31,	Jun 30,	Sep 30,	Dec 31,	2009 or
	2007	2007	2008	2008	2008	2008	Thereafter	Total
Mortgages and notes payable
Land for development	$7,615	$8,600	$19,375	$—	$—	$—	$—	$35,590
Residential construction in progress (1)	859	9,908	59,888	8	13,402	8	67,539	151,612
Condominium conversions (2)	35,329	—	—	—	23,969	80,937	—	140,235
Construction in progress — rentals (3)	29,172	41,458	69,114	—	—	—	28,358	168,102
Rental real estate (4)	1,400	1,423	2,627	20,288	74,619	38,453	518,884	657,694
Unsecured lines of credit and notes (5)	328	23,506	33,879	336	339	342	479	59,209
Mortgages and notes payable related to assets held for sale (7)	40,445	26,120	4,838	93	94	46,543	99,722	217,855
Senior convertible notes (6)	—	—	—	—	—	—	5,750	5,750
Subordinated unsecured notes	—	—	—	—	—	—	125,000	125,000

	$115,148	$111,015	$189,721	$20,725	$112,423	$166,283	$845,732	$1,561,047

(1)	Mortgages and notes payable for residential construction in progress includes a $59.9 million loan maturing in the three months ending March 31, 2008, and two loans totaling $18.3 million maturing in 2009 or thereafter for which we were not in compliance with the financial covenants in the loan agreements.

(2)	Mortgages and notes payable for condominium conversions includes $80.9 million maturing in the three months ending December 31, 2008, that is currently in default.

(3)	Mortgages and notes payable for construction in progress — rentals includes $7.4 million maturing in the three months ended September 30, 2007, that is currently in default.

(4)	Mortgages and notes payable for rental real estate includes $84.7 million maturing in the three months ending December 31, 2008, that is currently in default. Mortgages and notes payable for rental real estate includes $5.5 million maturing in the three months ending June 30, 2008, for which we were not in compliance with the financial covenant in the loan agreement.

(5)	As of June 30, 2007, we were not in compliance with certain financial covenants contained in a secured line of credit with a balance of $22.9 million that matures in the three months ending December 31, 2007.

(6)	We are currently in default on our senior convertible notes.

(7)	Mortgages and notes payable related to assets held for sale includes $46.4 million maturing in the three months ending December 31, 2008 that is currently in default.
As discussed below, we did not make August 2007 debt service payments as scheduled and received notices of default and acceleration from certain of our lenders, including GECC and Fannie Mae. We have since restored most of our debt to good standing by paying past due debt service, and GECC, Fannie Mae, and other lenders have reinstated their loans to us. As of the date of this filing, we continue to be in default on the following debt:
•	$157.1 million outstanding under a secured credit facility with Barclays Capital Real Estate, Inc. (“Barclays”). Accrued but unpaid interest at the contractual rate and default interest at 5%, late fees, and reimbursements to Barclays for legal fees and property taxes paid were approximately $9.8 million at December 21, 2007. We are in discussions with Barclays in an effort to restructure this debt. We have entered into a contract to sell all of the Barclays’ properties in a transaction in which the buyer would assume $108 million of the Barclays’ debt and pay off the balance.

•	$5.8 million of senior convertible notes. We have offered the note holder payment of past due interest of $232,000 in exchange for reinstatement of the notes.

•	$7.4 million land loan secured by a property in Norwalk, Connecticut. The lender has initiated judicial foreclosure proceedings, which we intend to defend. Accrued, but unpaid interest at the contractual rate and late fees on this loan are currently approximately $1 million.
As of June 30, 2007, we did not meet the financial covenants for debt totaling $342.5 million. Of this amount, $77.2 million has been satisfied through sales of the properties or condominium inventory securing the debt or

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 5. NOTES PAYABLE AND COVENANTS (Continued)
refinancing subsequent to June 30, 2007. We have been granted forbearance from the lender of another $14.4 million through June 30, 2009. We are negotiating with the noteholder of the subordinated unsecured notes for a long-term modification or waiver. The sale of the six properties securing the Barclays secured credit facility, which is anticipated to close in December 2007, would satisfy $157.1 million, and the sale of one property under firm contract and scheduled to close in December 2007 would satisfy an additional $19.4 million. We intend to seek waivers or modifications of the covenants from the lenders of the remaining $80.2 million of debt for which we did not meet the financial covenants at September 30, 2007.
As of December 21, 2007, $78.7 million of our debt has matured and not been repaid. Except for the $7.4 million land loan in default discussed above, we are currently in discussions with the lenders to extend the maturity dates of these loans.
There can be no assurance that we will be able to reach agreements with our lenders to restructure, reinstate, or extend the maturities of all or any portion of this debt, to successfully defend the foreclosure of the Norwalk, Connecticut, property, or to modify the financial covenants. Our inability to comply with our financial covenants, obtain waivers of noncompliance, restructure or extend our debt, or obtain alternative financing to replace our existing debt would have a material adverse effect on the Company’s financial position, results of operations and cash flows.
Subordinated Unsecured Notes. On June 15, 2005, we issued $40 million of subordinated unsecured notes due June 30, 2035. The notes bear interest, payable quarterly, at a rate of 8.71% through June 30, 2010, and afterwards at a variable rate equal to LIBOR plus 4.4% per annum (9.72% at June 30, 2007). The notes are prepayable after June 30, 2010, at par. On September 12, 2005, we issued an additional $25 million of unsecured subordinated notes due October 30, 2035. These notes bear interest, payable quarterly, at a rate of 8.79% through October 30, 2010, and afterwards at a variable rate equal to LIBOR plus 4.4% per annum (9.72% at June 30, 2007). The notes are prepayable after October 30, 2010, at par. On March 1, 2006 we issued an additional $60 million of unsecured subordinated notes due April 30, 2036. These notes bear interest, payable quarterly at 400 basis points over 30-day LIBOR (9.32 % at June 30, 2007). The notes are prepayable after April 30, 2011, at par. As of June 30, 2007, the outstanding principal balance of these three series of subordinated unsecured notes was $125 million.
As of June 30, 2007, we were not in compliance with a debt service coverage ratio and net worth covenants contained in the indentures for the subordinated unsecured notes. We are negotiating with the noteholder of the subordinated unsecured notes for a long-term modification or waiver. We anticipate, but can provide no assurances, that we will be able to reach such an agreement and modification with the holders of these notes. If we are unable to reach an agreement with the note holders, under the terms of the indentures, the indenture trustee or the holders of not less than 25% of the outstanding notes of any series (after 30 days prior notice), could give us a notice of default and accelerate payment of these subordinated unsecured notes. The acceleration of our obligations under these notes would have a material adverse effect on our liquidity and financial position.
Unsecured Credit Facilities. At June 30, 2007, we had a $40 million unsecured line of credit with affiliates of William S. Friedman, our chief executive officer and chairman of our Board of Directors. Advances under this loan bear interest at the lower of 100 basis points over the 30-day LIBOR or the lowest rate offered in writing to us for an unsecured loan by an institutional lender (6.32% at June 30, 2007). Until August 2007, the loan called for payments of interest on demand, but no more frequently than monthly, with all outstanding principal due at maturity in January 2008. As of June 30, 2007, the outstanding balance under this line of credit was $32.9 million. In August 2007, Tarragon and

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 5. NOTES PAYABLE AND COVENANTS (Continued)
Mr. Friedman agreed that all payments would be deferred until November 2007, and no further advances would be made under this line of credit. In November 2007, this line of credit was converted into a term loan that matures in January 2009, and Tarragon was granted the right to defer interest payments until November 2007. Interest payments totaling $1.5 million were made in November and December of 2007 in connection with the conversion of the line of credit to a term loan.
GECC loan defaults. In August 2007, we received notices of default and acceleration from GECC, our largest creditor, with respect to mortgage loans totaling $587.1 million secured by 31 properties. These default notices resulted from our failure to make debt service payments in August 2007. In September 2007, we entered into cash management agreements with GECC under which GECC will use the rental proceeds from each property to pay current debt service, fund reserve requirements, and pay approved property operating expenses to the extent sufficient funds are available from those proceeds. In September 2007, we sold one property, and proceeds from the sale were used to repay debt of $23.6 million, bring the other GECC loans current, and establish reserves required by GECC. Also in September 2007, we entered into an agreement with GECC whereby the remaining loans were reinstated. During the fourth quarter of 2007, we sold three properties, repaid debt of $75.8 million, and established additional reserves. The purchaser of the second property assumed the $36.1 million loan of the related property.
Fannie Mae loan defaults. In August 2007, we received notices of default and acceleration from Fannie Mae for failure to make August 2007 debt service payments on mortgage loans totaling $79.6 million secured by 11 apartment properties. Subsequently, Fannie Mae initiated foreclosure litigation and obtained court appointed receivers for six of the properties. In September 2007, we brought the loans current and entered into an agreement with Fannie Mae to reinstate the mortgage loans and dismiss the receivers and the pending foreclosure actions. In December 2007, we sold one of the properties with a mortgage from Fannie Mae, and the purchaser assumed the $23.5 million loan on that property.
National City loan defaults. In August 2007, we received notices of default and acceleration from National City Bank (“National City”) for failure to make debt service payments on two construction loans and one loan secured by a rental property. In November 2007, we entered into an agreement with National City under which these three loans are now cross collateralized and cross defaulted, and National City has agreed to forbear from exercising any rights or remedies as a result of the existing default through July 2009. Pursuant to the agreement, we must pay the August through October debt service payments of $1.9 million by January 7, 2008. As of September 30, 2007, the aggregate outstanding balance, including interest, of these loans was $98.8 million. As of June 30, 2007, we were not in compliance with a net worth covenant on one of the National City loans. In the forbearance agreement entered into in November 2007, compliance with this covenant was waived through June 30, 2009. As discussed below, we sold the rental property securing this loan in December 2007.
On December 3, 2007, we sold an apartment property for $60.3 million and repaid interest charges and $60 million of the $74.4 million outstanding loan balance. Pursuant to the agreement with National City, we issued a $14.4 million promissory note for the remaining principal balance (the “Shortfall Note”). The Shortfall Note is secured by second liens on the other two properties securing National City’s outstanding loans and matures in December 2009. Proceeds from any sale of the other two properties, after satisfying the first mortgages, would further reduce the balance of the Shortfall Note.
Regions Bank. In October 2007, we entered into an agreement with Regions Bank under which we paid past due interest on three loans totaling $31.1 million and established interest reserves of $2.8 million for these three loans. Additionally, the maturity of a land loan that otherwise matured in September 2007 was extended until

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 5. NOTES PAYABLE AND COVENANTS (Continued)
January 2, 2008 (the “Forbearance Termination Date”), and Regions Bank agreed to forbear from exercising any rights or remedies under the existing defaults through the Forbearance Termination Date. As of September 30, 2007, the aggregate outstanding amounts, including interest, for these loans was $31.7 million.
Bank of America. We have a $25 million revolving line of credit with Bank of America secured by assets of one of our consolidated joint ventures and unsold units of one of our condominium conversion projects. The line of credit had an outstanding balance of $22.9 million as of June 30, 2007. We also have a construction loan and an acquisition and development loan with Bank of America with a combined outstanding balance of $22.6 million as of June 30, 2007. As of June 30, 2007, we were not in compliance with certain of the financial covenants contained in these loan agreements. We intend to seek waiver of compliance with or modification of these covenants. On November 14, 2007, the revolving line of credit matured. We are negotiating a short-term extension of the maturity date for this obligation.
On October 15, 2007, a $3.6 million acquisition and development loan secured by a mid-rise development known as Trio East matured. We have not repaid this loan and are in discussions to extend the maturity date.
In November 2007, we obtained construction financing of $12 million for a mid-rise development known as The Exchange, and we repaid the existing $6.3 million acquisition and development loan from Bank of America. The construction loan has a one-year term maturity in November 2008.
BankAtlantic. As of June 30, 2007, we had four outstanding loans from Bank Atlantic. As of June 30, 2007, we were not in compliance with the minimum net worth and leverage ratio covenants contained in three of the four loans. These three loans have a combined outstanding balance of $10 million as of June 30, 2007. We intend to seek waiver of compliance with or modification of these covenants.
In September 2007, we received a notice of default from BankAtlantic for failure to make August 2007 debt service payments on the four loans. Three of the loans were restored to good standing when August and September interest was paid in September 2007. The fourth loan was repaid when the property securing the loan was sold in October 2007. As of September 30, 2007, the aggregate outstanding balance, including interest, of these loans was $13 million.
Barclays loan defaults. As of June 30, 2007, we had mortgage loans totaling $165.6 million with Barclays. In August 2007, we received notices of default from Barclays for failure to make debt service payments on loans secured by six properties in August 2007. Barclays also demanded immediate payment of $15 million under the related repayment guaranty. In September 2007, Barclays initiated a foreclosure proceeding against the properties. Pursuant to a court order entered in that proceeding, rents of four of the properties in excess of expenses to preserve, maintain, and operate the properties are paid to Barclays monthly. We are in discussions with Barclays to restructure these loans. We have entered into a contract to sell all of the Barclays’ properties in a transaction in which the buyer would assume $108 million of the Barclays’ debt and pay off the balance.
LaSalle loan defaults. As of June 30, 2007, we were not in compliance with the minimum net worth and leverage ratio covenants contained in three loan agreements with LaSalle. In August 2007, we received notices of default from LaSalle Bank National Association (“LaSalle”) for failure to make debt service payments on three mortgage loans. In October 2007, proceeds from the sale of Kennesaw Farms (see Asset Sales in NOTE 15. “SUBSEQUENT EVENTS”) were used to pay past due debt service we also entered into agreements with LaSalle under which these three loans and a land loan are now cross defaulted. LaSalle has also agreed to forbear from exercising any rights relating to any existing or future financial covenant defaults under the Tarragon guaranty through December 31, 2007, or upon the sale of

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 5. NOTES PAYABLE AND COVENANTS (Continued)
a property securing one of the loans, if earlier. As of September 30, 2007, the aggregate outstanding balance, including interest, of these loans was $76.2 million.
Senior convertible notes default. In August 2007, we received a notice of default from the holder of the convertible notes based on cross-default provisions in the indenture governing the notes. In October 2007, we received a subsequent notice of default and acceleration for failure to make the semi-annual interest payment due September 15, 2007. The outstanding balance of the convertible notes, including accrued interest and late fees, was $6 million as of September 30, 2007. We have offered the holder payment of past due interest of $232,000 in exchange for reinstatement of the notes.
Noncompliance with other financial covenants. We have a construction loan with Fremont with a balance of $59.9 million as of June 30, 2007. On that date, we were not in compliance with the minimum net worth covenant contained in this loan agreement.
We have an acquisition and development loan with RBC with a balance of $852,000 as of June 30, 2007. On that date, we were not in compliance with the minimum net worth covenant contained in this loan agreement.
We intend to seek waiver of compliance with or modification of these covenants.
North Water LLC. On July 29, 2007, a $7.4 million purchase money land loan secured by a property in Norwalk, Connecticut matured. The loan has not been repaid. Under the terms of the note, the interest rate increased from 8% to 18% per annum upon maturity of the loan. In August 2007, North Water LLC, the lender, initiated foreclosure proceedings. We intend to defend the foreclosure.
Wachovia. On August 15, 2007, a $24 million construction loan with Wachovia Bank, National Association (“Wachovia”) matured. In October 2007, Wachovia initiated judicial foreclosure proceedings. On November 21, 2007, we sold the property, and assumed the outstanding $21.9 million loan. We repaid $2.4 million of interest charges, including default interest, from the closing proceeds.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 6. EARNINGS (LOSS) PER COMMON SHARE
Earnings (loss) per common share have been computed based on the weighted average number of shares of common stock outstanding for the three and six month periods ended June 30, 2007 and 2006. Following is a reconciliation of earnings (loss) per common share — basic and earnings (loss) per common share — assuming dilution.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Net income (loss) allocable to common stockholders, as reported	$(181,397)	$10,471	$(186,018)	$28,739
Add:
Interest expense on convertible notes, net of income taxes	—	166	—	393

Net income (loss) allocable to common stockholders — assuming dilution	$(181,397)	$10,637	$(186,018)	$29,132

Weighted average number of common shares used in computing earnings (loss) per share	28,737,907	28,266,745	28,397,299	28,433,856
Convertible preferred interest of minority partner in consolidated joint venture	—	668,096	—	668,096
Convertible notes	—	469,771	—	469,771
Effect of stock options	—	1,946,456	—	2,037,229
Effect of stock appreciation rights	—	52,307	—	73,663

Weighted average number of common shares used in computing earnings (loss) per share — assuming dilution	28,737,907	31,403,375	28,397,299	31,682,615

Earnings (loss) per common share
Net income (loss) allocable to common stockholders — basic	$(6.31)	$.37	$(6.55)	$1.01

Net income (loss) allocable to common stockholders — assuming dilution	$(6.31)	$.34	$(6.55)	$.92

The following table summarizes the effect of potentially dilutive items on weighted average shares of common stock outstanding used in the computation of earnings (loss) per share — assuming dilution in the 2007 periods that are not reflected because their effect was antidilutive due to a loss from continuing operations allocable to common stockholders.

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2007	June 30, 2007
Convertible notes	472,172	472,172
Effect of stock options	1,041,529	1,183,898
Effect of stock appreciation rights	2,894	8,253

	1,516,595	1,664,323

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 7. SEGMENT REPORTING
Our business is divided into two principal segments — Homebuilding and Real Estate Services.
Homebuilding. Our activities in the Homebuilding Business encompass the development of new high-rise or mid-rise condominiums and townhomes for sale to residents, condominium conversions of existing apartment communities, land development and sale, and development of new rental properties, primarily apartment communities. We measure the performance of Homebuilding primarily by gross profit from home sales. The following table presents units in our active for-sale communities at June 30, 2007, by product-type:

High-and mid-rise developments (1)	571
Townhome and traditional new developments	862
Condominium conversions	1,615
Land development	99

3,147

(1)	As of June 30, 2007, we have recognized revenue under the percentage of completion method from the sale of 76 units in one project that have not yet been delivered.
Also included in the Homebuilding Business at June 30, 2007, were one rental community with 360 apartments in reposition, eight rental communities with 2,225 apartments under development, and a recently completed apartment community with 328 units in lease-up. Three of the properties under development with 930 apartments are held by the Real Estate Services Business.
Real Estate Services. This segment includes rental properties under development, in lease-up, and with stabilized operations. We consider a property stabilized when development or renovation is substantially complete and recurring operating income exceeds operating expenses and debt service. At June 30, 2007, we owned 10,990 consolidated stabilized apartments. We also had consolidated commercial properties with 365,000 square feet of space. The results of operations of seven consolidated apartment communities with 2,254 units and three consolidated commercial properties with 209,000 square feet that are held for sale have been presented in discontinued operations in the accompanying Consolidated Statements of Operations. We also had nine rental properties with 2,654 apartments in lease-up following the transfer of these properties from the Homebuilding Business to our Real Estate Services Business as a result of the decision not to convert these properties to condominiums. We have sold five of these properties with 1,691 units since June 30, 2007. See NOTE 15. “SUBSEQUENT EVENTS.”
We use net operating income to measure the performance of our Real Estate Services Business. Net operating income is defined as rental revenue less property operating expenses. We believe net operating income is an important supplemental measure of operating performance of our rental properties because it provides a measure of the core operations of the properties. Additionally, we believe that net operating income, as defined, is a widely accepted measure of comparative operating performance in the real estate community.
We believe that net income (loss) is the most directly comparable GAAP measure to net operating income. The operating statements for our Real Estate Services Business present reconciliations of net operating income to net income (loss).
We allocate our general and administrative expenses between the segments based on the functions of the corporate departments. We allocate other corporate items not directly associated with one of our segments, including interest income, management fees and other revenue, and minority interests in income of consolidated partnerships and joint ventures, in the same proportions applicable to our general and administrative expenses.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 7. SEGMENT REPORTING (Continued)
Prior to January 1, 2004, we transferred properties between segments at their estimated fair values. We reported depreciation and cost of sales in the segment results using these basis amounts, which differed from the basis amounts for GAAP purposes. On January 1, 2007, we eliminated these differences in basis amounts in the segment balance sheets and operating statements. We have conformed the prior year balance sheets and operating statements to the 2007 presentation.
Following are operating statements and balance sheets for our two segments and net operating income for our Real Estate Services Business. In our segment operating statements, we do not distinguish between consolidated and unconsolidated properties. We have provided a reconciliation of segment revenue to consolidated revenue below.

	HOMEBUILDING
	Operating Statements
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2007		2006		2007		2006
Homebuilding sales	$84,466	100%	$143,105	100%	$214,993	100%	$254,981	100%
Costs of homebuilding sales (1)	(120,391)	(143%)	(119,396)	(83%)	(242,983)	(113%)	(204,836)	(80%)

Gross profit (loss) on homebuilding sales.	(35,925)	(43%)	23,709	17%	(27,990)	(13%)	50,145	20%
Minority interests in homebuilding sales of consolidated partnerships and joint ventures	(779)	(1%)	(374)	—	(1,446)	(1%)	(486)	—
Outside partners’ interests in homebuilding sales of unconsolidated partnerships and joint ventures	(6,717)	(8%)	(636)	(1%)	(6,944)	(3%)	(1,652)	(1%)
Overhead costs associated with investments in joint ventures	(221)	(1%)	(152)	—	(285)	—	(278)	—
Performance-based compensation, related to projects of unconsolidated partnerships and joint ventures	7	—	(57)	—	(7)	—	(212)	—

	(43,635)	(53%)	22,490	16%	(36,672)	(17%)	47,517	19%
Other income and expenses:
Impairment charges	(70,052)	(83%)	—	—	(70,052)	(33%)	—	—
Interest expense	(2,340)	(3%)	—	—	(3,188)	(1%)	—	—
Net income (loss) from rental operations	(985)	(1%)	2,776	2%	(2,406)	(1%)	4,315	2%
Mortgage banking income	—	—	236	—	—	—	465	—
General and administrative expenses	(10,469)	(12%)	(8,474)	(6%)	(15,704)	(7%)	(13,631)	(5%)
Other corporate items	569	1%	16	—	686	—	49	—
Reserve for litigation, settlements and other claims	(1,034)	(1%)	—	—	(1,034)	—	—	—
Loss on extinguishment of debt	—	—	(583)	—	(1,414)	(1%)	(2,391)	(1%)
Loss on disposition of joint venture investment	(5,819)	(6%)	—	—	(5,819)	(3%)	—	—

Income (loss) before taxes	(133,765)	(158%)	16,461	12%	(135,603)	(63%)	36,324	15%
Income tax (expense) benefit	33,055	39%	(6,173)	(4%)	33,055	15%	(13,621)	(5%)

Net income (loss)	$(100,710)	(119%)	$10,288	8%	$(102,548)	(48%)	$22,703	10%

(1)	Costs of homebuilding sales includes marketing and advertising of for-sale communities, development salaries, land, construction costs, architectural and engineering fees, and capitalized interest. Cost of sales for the three and six months ended June 30, 2007, included impairment charges of $39.1 million and $43.5 million, respectively, and the effect of market driven margin reductions totaling $4.8 million and $5.9 million, respectively. Cost of sales for the three and six months ended June 30, 2006, included the effect of margin reductions totaling $4.9 million and $12.1 million, respectively.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 7. SEGMENT REPORTING (Continued)

	HOMEBUILDING
	Balance Sheets
	June 30, 2007	December 31, 2006
Assets
Cash and cash equivalents	$21,972	$21,468
Restricted cash	16,498	13,594
Contracts receivable, net	50,849	69,048
Homebuilding inventory
Land for development	107,040	129,975
Residential construction in progress	249,432	231,894
Condominium conversions	239,264	397,299
Construction in progress — rentals	210,108	221,545
Contract deposits	12,971	13,390
Investments in partnerships and joint ventures	56,335	60,559
Other assets, net	22,410	28,045

	$986,879	$1,186,817

Liabilities and Equity
Accounts payable and other liabilities:
Trade accounts payable	$24,551	$15,903
Other accounts payable and liabilities	68,994	75,144
Deferred tax liability	—	33,055
Mortgages and notes payable:
Land for development	35,590	31,586
Residential construction in progress	151,612	129,585
Condominium conversions	140,235	227,137
Construction in progress — rentals	141,904	128,179
Unsecured lines of credit and notes	26,269	29,419
Senior convertible notes	—	5,750
Subordinated unsecured notes	125,000	125,000

	714,155	800,758

Minority interest	9,766	9,771
Equity	262,958	376,288

	$986,879	$1,186,817

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 7. SEGMENT REPORTING (Continued)

	REAL ESTATE SERVICES
	Operating Statements
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2007		2006		2007		2006
Rental revenue	$26,810	100%	$22,595	100%	$53,405	100%	$45,294	100%
Property operating expenses	(14,309)	(53%)	(10,702)	(47%)	(27,127)	(51%)	(22,692)	(50%)

Net operating income	12,501	47%	11,893	53%	26,278	49%	22,602	50%
Net gain on sale of real estate	1,362		2,898		1,760		14,638
Minority interests in income of consolidated partnerships and joint ventures	—		(237)		—		(408)
Outside partners’ interests in income of unconsolidated partnerships and joint ventures	—		(89)		—		(173)
Mortgage banking income	164		—		298		—
General and administrative expenses	(3,212)		(1,763)		(5,083)		(3,199)
Loss on extinguishment of debt	—		—		(8)		—
Other corporate items	564		377		778		847
Reserve for litigation, settlements and other claims	(955)		—		(955)		—
Impairment (charges) recoveries	(89,887)		94		(89,887)		(172)
Interest expense	(16,199)		(9,200)		(30,917)		(17,015)
Depreciation expense	(5,388)		(3,369)		(10,844)		(6,819)

Income (loss) before taxes	(101,050)		604		(108,580)		10,301
Income tax (expense) benefit	20,751		(226)		25,874		(3,863)

Net income (loss)	$(80,299)		$378		$(82,706)		$6,438

	REAL ESTATE SERVICES
	Balance Sheets
	June 30, 2007	December 31, 2006
Assets
Cash and cash equivalents	$2,009	$2,008
Restricted cash	13,204	10,003
Construction in progress — rentals	59,014	36,321
Contract deposits	310	199
Rental real estate, net	497,072	731,477
Investments in partnerships and joint ventures	870	964
Assets held for sale	228,933	34,531
Deferred tax asset	2,153	—
Other assets, net	28,501	20,441

	$832,066	$835,944

Liabilities and Deficit
Accounts payable and other liabilities:
Trade accounts payables	$4,721	$5,484
Other accounts payable and liabilities	36,811	45,982
Liabilities related to assets held for sale	225,894	25,588
Deferred tax liability	—	1,521
Mortgages and notes payable:
Construction in progress — rentals	26,198	7,340
Rental real estate	657,694	824,104
Unsecured lines of credit and notes	32,940	10,381
Senior convertible notes	5,750	—

	990,008	920,400

Minority interest	12,318	12,318
Deficit (1)	(170,260)	(96,774)

	$832,066	$835,944

(1)	Real Estate Services’ deficit is the result of distributions to the parent exceeding accumulated divisional earnings.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 7. SEGMENT REPORTING (Continued)

	REAL ESTATE SERVICES
	Net Operating Income
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2007		2006		2007		2006
Rental revenue
Same store stabilized apartment communities	$19,081	100%	$19,266	100%	$38,161	100%	$38,328	100%
Apartment communities no longer targeted for conversion to condominium homes for sale	5,848	100%	—	—	11,022	100%	—	—
Apartment communities sold during period	10	100%	1,330	100%	45	100%	2,790	100%
Apartment communities in lease-up	849	100%	—	—	1,678	100%	—	—
Commercial properties	1,022	100%	1,999	100%	2,499	100%	4,176	100%

	26,810	100%	22,595	100%	53,405	100%	45,294	100%

Property operating expenses
Same store stabilized apartment communities	(9,521)	(50%)	(8,881)	(46%)	(18,313)	(48%)	(18,420)	(48%)
Apartment communities no longer targeted for conversion to condominium homes for sale	(3,479)	(59%)	—	—	(6,380)	(58%)	—	—
Apartment communities sold during period	(120)	(1,200%)	(792)	(60%)	(127)	(282%)	(1,937)	(69%)
Apartment communities in lease-up	(562)	(66%)	—	—	(893)	(53%)	—	—
Commercial properties	(627)	(61%)	(1,029)	(51%)	(1,414)	(57%)	(2,335)	(56%)

	(14,309)	(53%)	(10,702)	(47%)	(27,127)	(51%)	(22,692)	(50%)
Net operating income (loss)
Same store stabilized apartment communities	9,560	50%	10,385	54%	19,848	52%	19,908	52%
Apartment communities no longer targeted for conversion to condominium homes for sale	2,369	41%	—	—	4,642	42%	—	—
Apartment communities sold during period	(110)	(1,100%)	538	40%	(82)	(182%)	853	31%
Apartment communities in lease-up	287	34%	—	—	785	47%	—	—
Commercial properties	395	39%	970	49%	1,085	43%	1,841	44%

	$12,501	47%	$11,893	53%	$26,278	49%	$22,602	50%

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 7. SEGMENT REPORTING (Continued)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Reconciliation of segment revenues to consolidated revenue:
Homebuilding total revenue	$84,466	$143,105	$214,993	$254,981
Less homebuilding sales revenue of unconsolidated partnerships and joint ventures	(35,776)	(20,805)	(42,477)	(43,491)
Less homebuilding default revenue presented in discontinued operations	—	(4)	—	(6)
Add management fee and other revenue included in other corporate items	459	15	487	36
Add rental revenue from homebuilding properties presented in net income (loss) from rental operations (1)	507	2,624	1,247	5,729

Homebuilding contribution to consolidated revenue	49,656	124,935	174,250	217,249

Real Estate Services rental revenue	26,810	22,595	53,405	45,294
Less Real Estate Services rental revenue presented in discontinued operations	(5,371)	(3,916)	(10,826)	(8,121)
Add management fee and other revenue included in other corporate items	454	259	578	549
Less rental revenue of unconsolidated partnerships and joint ventures	—	(369)	—	(749)

Real Estate Services contribution to consolidated revenue	21,893	18,569	43,157	36,973

Consolidated total revenue	$71,549	$143,504	$217,407	$254,222

(1)	Rental revenue generated by properties transferred from Real Estates Services to Homebuilding for conversion to condominiums and properties developed by Homebuilding in lease-up.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Reconciliation of segment net income (loss) to consolidated net income (loss):
Homebuilding net income (loss)	$(100,710)	$10,288	$(102,548)	$22,703
Real Estate Services net income (loss)	(80,299)	378	(82,706)	6,438

Consolidated net income (loss)	$(181,009)	$10,666	$(185,254)	$29,141

	June 30,	December 31,
	2007	2006
Reconciliation of segment total assets to consolidated total assets:
Homebuilding total assets	$986,879	$1,186,817
Real Estate Services total assets	832,066	835,944

Consolidated total assets	$1,818,945	$2,022,761

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 8. ASSETS HELD FOR SALE
Assets held for sale and liabilities related to assets held for sale in the accompanying Consolidated Balance Sheets include the following:

	June 30,	December 31,
	2007	2006
Real estate (net of accumulated depreciation of $20,779 in 2007 and $12,940 in 2006)	$225,717	$32,698
Other assets, net	3,216	1,833

	$228,933	$34,531

Mortgages and notes payable	$217,855	$24,663
Accounts payable and other liabilities	8,039	925

	$225,894	$25,588

The June 30, 2007, balances relate to seven apartment communities and three commercial properties that are either under contract of sale or are actively being marketed for sale. The December 31, 2006, balances relate to one apartment community and four commercial properties. One of the commercial properties held for sale at December 31, 2006, was sold in May 2007.
In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) operating results for properties sold or for which we have implemented plans of disposal have been reported in discontinued operations. Discontinued operations for the three and six months ended June 30, 2007 and 2006 include the operations of properties sold since the beginning of 2006 and ten properties held for sale as of June 30, 2007. The results of these operations were as follows:

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2007		2006	2007		2006
Rental revenue	$5,371	(1)	$6,413 (2)	$11,389	(3)	$13,188 (4)
Property operating expenses	(3,315)		(3,128)	(6,571)		(6,838)
Interest expense	(4,669)		(1,536)	(8,870)		(3,412)
Depreciation expense (10)	(1,003)		(339)	(2,177)		(675)
Impairment (charges) recoveries	(61,069	)(5)	94	(61,069	)(5)	(172)

Income (loss) from operations before income taxes	(64,685	)(6)	1,504 (7)	(67,298	)(8)	2,091 (9)
Income tax (expense) benefit	24,100		(915)	25,102		(784)

Income (loss) from operations	$(40,585)		$589	$(42,196)		$1,307

Gain on sale of real estate before income taxes	$1,362		$2,898	$1,362		$14,638
Income tax expense	(508)		(1,087)	(508)		(5,489)

Gain on sale of real estate	$854		$1,811	$854		$9,149

(1)	Rental revenue previously reported in Real Estate Services.

(2)	$3.9 million previously reported in Real Estate Services, and $2.5 million previously reported in Homebuilding.

(3)	$10.8 million previously reported in Real Estate Services, and $563,000 previously reported in Homebuilding.

(4)	$8.1 million previously reported in Real Estate Services, and $5.1 million previously reported in Homebuilding.

(5)	Includes three apartment communities we have decided not to convert to condominium homes for sale and one commercial property. See discussion in NOTE 1. “BASIS OF PRESENTATION,” Impairment charges — Rental Real Estate Held For Sale.

(6)	$64 million previously reported in Real Estate Services, and $664,000 previously reported in Homebuilding.

(7)	$500,000 previously reported in Real Estate Services, and $1 million previously reported in Homebuilding

(8)	$65.8 million previously reported in Real Estate Services, and $1.5 million previously reported in Homebuilding.

(9)	$200,000 previously reported in Real Estate Services, and $1.9 million previously reported in Homebuilding.

(10)	Depreciation expense relates to depreciation recorded on properties prior to the date of transfer to assets held for sale.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 9. INCOME TAXES
During the second quarter of 2007, we provided a valuation allowance of $32.6 million against a net deferred tax asset of $34.8 million. The valuation allowance has been established and maintained for net deferred tax assets on a “more likely than not” basis. We have considered the following possible sources of taxable income when assessing the realization of the deferred tax assets: (1) future reversals of existing taxable temporary differences; (2) taxable income in prior carryback years; (3) tax planning strategies; and (4) future taxable income exclusive of reversing temporary differences and carryforwards.
The first source of taxable income listed above is available to support the recognition of our deferred tax assets only up to the amount that current year losses will be used to offset prior years taxable income . We anticipate that future reversals of existing taxable temporary differences will generate future taxable income to offset only a portion of the current projected loss for 2007. We also anticipate taxable losses in 2008 primarily due to planned sales of assets. Forecasts of losses were considered in conjunction with other positive and negative evidence, including our current financial performance, the current environment in the homebuilding and credit markets, and other factors. As a result, the conclusion was made that there was not sufficient positive evidence to enable us to conclude that it is more likely than not that our deferred tax assets would be realized beyond an amount that approximates $2.2 million. Therefore, we have provided a valuation allowance on the amount over the $2.2 million. This assessment will continue to be undertaken in future periods.
Our results of operations may be impacted in the future by our inability to realize a tax benefit for future tax losses or for items that will generate additional deferred tax assets. Our results of operations may be favorably impacted in the future by reversals of valuation allowances if we are able to demonstrate sufficient positive evidence that our deferred tax assets will be realized. However, there could be restrictions on the amount of the carryforwards that can be utilized if certain changes in our ownership should occur which likely would significantly limit potential future benefit, even if we could demonstrate sufficient positive evidence that our deferred taxes could otherwise be realized.
Primarily as a result of the change in our valuation allowance during the three and six months ended June 30, 2007, the effective tax rate applied to our losses for the three and six months ended June 30, 2007, is significantly below the federal statutory rate of 34%. Additionally, income tax (expense) benefit for the six months ended June 30, 2007, includes the reversal of $1.5 million of certain tax reserves that management believes are no longer required.
We anticipate receiving income tax refunds aggregating approximately $12 million for the carryback of taxable losses and overpayment of taxes in the prior year.
NOTE 10. COMMITMENTS AND CONTINGENCIES
The Company and three of its officers (William S. Friedman, Chairman of the Board of Directors and Chief Executive Officer; Robert P. Rothenberg, President and Chief Operating Officer; Erin D. Pickens, Executive Vice President and Chief Financial Officer) have been named as defendants in a purported securities class action suit filed on behalf of persons who purchased the Company’s common stock between January 5, 2005 and August 9, 2007. In addition, the members of the Board of Directors of the Company and Ms. Pickens have been named as defendants in a fourth suit, filed as a shareholder derivative action. The plaintiffs’ in each of these lawsuits allege that the Company issued materially false and misleading statements regarding the Company’s business and financial results during the relevant time period. The Company believes that these claims are without merit and intends to defend the cases vigorously.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 10. COMMITMENTS AND CONTINGENCIES (Continued)
In December 2004, we were notified by our general liability insurer that it was withdrawing coverage for Orlando Central Park Tarragon, LLC, one of our subsidiaries, in connection with a negligence action pending in state court in Florida for personal injuries and damages allegedly suffered by the plaintiff as a result of the use by the outside property management company of an insecticide at the property. In November 2007, we settled this lawsuit for $650,000. We have accrued the settlement payment as of June 30, 2007.
We have entered into a compromise and agreement in connection with a contract dispute with the general contractor of one of our recently completed projects to pay $1.4 million, which includes a previously accrued $300,000 retainage balance, to settle the dispute. We accrued the balance of the settlement payment as of June 30, 2007. Payment is due in January 2008. We also have a contract dispute with the general contractor of another one of our recently completed projects. This matter is in arbitration, in accordance with the terms of the contract. We do not believe the amount of any loss in connection with this matter will exceed the retained contract balance. In another matter, the counter-party to a brokerage agreement is disputing our termination of the contract.
In connection with our development or conversion of properties into condominiums, from time to time, we receive statutory notices from the homeowners’ of these properties claiming construction defects. We currently have open claims with the homeowners’ associations of four of our projects in Florida. See discussion of warranty reserve in NOTE 1. “BASIS OF PRESENTATION.” We were also notified by the homeowners’ association of one of our condominium conversion projects of discrepancies in the size and configuration of certain of the units from that described in the property’s declaration of condominium. We are currently in discussions with the homeowners’ association concerning appropriate steps to correct the declaration of condominium.
We are also party to various other claims and routine litigation arising in the ordinary course of business.
Our accrual for litigation-related losses that were probable and estimable, primarily those discussed above, was $1.2 million at June 30, 2007. As additional information about current or future litigation or other contingencies becomes available, we will assess whether additional amounts related to those contingencies should be accrued based on such information. Such additional accruals could potentially have a material impact on our business, results of operations, financial position and cash flows.
We believe we may have exposure for taxes other than income taxes. We believe the range of potential deficiency, including interest and penalties, is between $542,000 and $1.2 million and have accrued a loss contingency of $542,000 in connection with this exposure as of June 30, 2007.
Firm contracts to purchase real estate for homebuilding activities include contracts to purchase two tracts of land for development of condominiums in New Jersey, one in Ridgefield for $16 million, expected to close in December 2008, and the other in Hoboken for $44.3 million, expected to close in the second or third quarter of 2008. Additionally, we have a contract to purchase land for development of a rental property in Tennessee for $5 million, expected to close in March 2008. We anticipate financing these purchases with debt. In addition, we may consider forming joint ventures with other parties who may provide a portion of the capital required.
NOTE 11. ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES
In May 2007, the FASB issued Staff Position FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”), which amends FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48,” together with FSP FIN 48-1 referred as “FIN 48, as amended”). As of January 1, 2007, we adopted the provisions of FIN 48, as amended, which clarify the

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 11. ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES (Continued)
accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48, as amended, prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position an entity takes or expects to take in a tax return. To recognize a tax position, the tax position must be more-likely-than-not sustainable upon examination by the relevant taxing authority, and the relevant measurement of the position must be the largest amount of benefit that we would more than 50% likely realize upon settlement. We would recognize the benefit of a position in the interim reporting period during which it meets the threshold, unless we effectively settle it earlier through examination, negotiation, or litigation or the applicable statute of limitations period expires.
As a result of the implementation of FIN 48, we recognized an increase of $57,000 in the liability for unrecognized tax benefits, which was accounted for as a cumulative effect adjustment to accumulated deficit. Prior to the adoption of FIN 48, the balance of unrecognized tax benefits at December 31, 2006, was $1.3 million. The $1.4 million of unrecognized tax benefits at June 30, 2007, if recognized, would impact the effective tax rate.
Interest costs and penalties related to income taxes are classified as interest expense and general and administrative expenses, respectively, in our Consolidated Financial Statements. Upon the adoption of FIN 48, we recorded $467,000 (net of income taxes of $289,000) in interest and $1.9 million in penalties which were accounted for as cumulative effect adjustments to accumulated deficit. At June 30, 2007, the accrual for interest was $1.2 million and the accrual for penalties was $1.9 million.
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

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 12. RESTATEMENT OF PRIOR-PERIOD FINANCIAL STATEMENTS
Subsequent to the issuance of our interim consolidated financial statements for the six months ended June 30, 2006, we determined that our consolidated statements of cash flows for the six months ended June 30, 2006 should be restated to reclassify certain items among operating, investing and financing activities as shown below. The restatement does not affect the net change in cash for the six months ended June 30, 2006 and has no impact on our consolidated balance sheets, consolidated statements of operations and related earning (loss) per share amounts or consolidated statements of stockholders’ equity.

	For the Six Months Ended
	June 30, 2006
	As Previously
	Reported	As Restated
Consolidated Statements of Cash Flows
Cash Flows from Operating Activities
Amortization of deferred borrowing costs	$6,152	$1,377
Impairment charges	172	587
Distributions of earnings from partnerships and joint ventures	—	2,030
Equity in income of partnerships and joint ventures	(2,064)	(2,981)
Change in homebuilding inventory	(317,740)	(230,771)
Change in restricted cash	—	1,433
Change in contracts receivable	54,211	22,057
Change in other assets	3,782	(1,564)
Change in accounts payable and other liabilities	9,743	(32,527)
Net cash used in operating activities	(225,683)	(219,751)

Cash Flows from Investing Activities
Distributions from partnerships and joint ventures	$26,050	$—
Distributions of capital from partnerships and joint ventures	—	25,169
Distributions to minority partners of consolidated partnerships and joint ventures	(3,847)	—
Advances and contributions to partnerships and joint ventures	(22,748)	(23,897)
Cash paid for lease hold improvements	—	(3,556)
Purchase of joint venture interest	(1,710)	—
Deposits to reserves for replacements	—	(549)
Disbursements from reserves for replacements	—	986
Net cash provided by investing activities	6,165	6,573

Cash Flows from Financing Activities
Proceeds from borrowings	$462,976	$453,247
Principal payments on notes payable	(213,472)	(203,743)
Advances from affiliates	—	9,729
Repayments of advances to affiliates	—	(9,729)
Distributions to minority partners of consolidated partnerships and joint ventures	—	(3,847)
Deferred borrowing costs paid	—	(8,485)
Change in cash overdrafts	—	5,997
Excess tax benefits from stock-based compensation	—	(25)
Other assets and liabilities	92	62
Net cash provided by financing activities	$231,354	$225,014
NOTE 13. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
On November 14, 2007, the FASB agreed to defer the effective date of SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) for non-financial assets and liabilities until fiscal years and interim periods beginning after November 15, 2008. SFAS 157 would still be effective for financial assets and liabilities for fiscal years and interim periods beginning after November 15, 2007. We have not determined the impact, if any, of SFAS 157 on our financial statements.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 13. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”). This statement permits entities to choose to measure financial assets and liabilities, with certain exceptions, at fair value at specified election dates. A business entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We have not determined the impact, if any, SFAS 159 will have on our financial statements.
In November 2007, the FASB issued EITF Issue No. 07-6, “Accounting for the Sale of Real Estate Subject to the Requirements of SFAS 66 When the Agreement Includes a Buy-Sell Clause” (“EITF 07-6”). A buy-sell clause is a contractual term that gives both investors of a jointly-owned entity the ability to offer to buy the other investor’s interest. EITF 07-6 applies to sales of real estate to an entity if the entity is both partially owned by the seller of the real estate and subject to an arrangement between the seller and the other investor containing a buy-sell clause. The EITF concluded the existence of a buy-sell clause does not represent a prohibited form of continuing involvement that would preclude partial sale and profit recognition pursuant to SFAS 66. The EITF cautioned the buy-sell clause could represent such a prohibition if the terms of the buy-sell clause and other facts and circumstances of the arrangement suggest:
•	the buyer cannot act independently of the seller or

•	the seller is economically compelled or contractually required to reacquire the other investor’s interest in the jointly owned entity.
EITF 07-6 is effective for new arrangements in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years (i.e., on and after January 1, 2008, for Tarragon). The FASB does not permit early adoption of EITF 07-6. We have not determined the impact, if any, EITF 07-6 will have on our financial statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements: an amendment of ARB No. 51” (“SFAS 160”), which provides a uniform accounting and reporting approach for noncontrolling interests, or minority interests, in subsidiaries. SFAS 160 amends ARB No. 51, “Consolidated Financial Statements,” by requiring an entity that is a parent to a subsidiary report the noncontrolling interest in the subsidiary as equity in the parent’s consolidated financial statements. The face of the parent’s consolidated income statement must show the portion of consolidated net income attributable to the parent separate from that attributable to the noncontrolling owners. An entity that changes but retains its controlling interest must report the change as an equity transaction. An entity that loses its controlling interest must adjust its remaining interest in the former subsidiary to fair value as of the deconsolidation date and report the change as a gain or loss in consolidated net income in the applicable reporting periods. The parent’s financial statement disclosures must include the following:
•	a reconciliation of beginning and ending balances of the parent’s equity and noncontrolling owners’ equity in the subsidiary; and

•	a schedule showing the changes in equity resulting from changes in the parent’s ownership interest.
SFAS 160 also amended SFAS No. 128, “Earnings per Share,” by continuing to base earnings (loss) per share calculations on the operating results of the parent. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. We have not determined the impact, if any, SFAS 160 will have on our financial statements.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 13. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations” (“SFAS 141”). SFAS 141R does not apply to the formation of a joint venture or the acquisition of an asset that does not constitute a business combination. Unlike SFAS 141, SFAS 141R defines an acquiring entity as the entity that obtains control of one or more businesses in a business combination, and SFAS 141R expands the scope of SFAS 141 to include business combinations that do not involve an exchange or transfer of consideration. It also defines the acquisition date as the date upon which the acquiring entity achieves control of the acquired business or businesses. Under SFAS 141R, an acquiring entity must still apply the acquisition method, or purchase method, to all business combinations. SFAS 141R is effective, on a prospective basis, for business combinations with an acquisition date on or after the fiscal years beginning on or after December 15, 2008. We have not determined the impact, if any, SFAS 141R will have on our financial statements.
NOTE 14. PROPOSED SPIN-OFF OF HOMEBUILDING BUSINESS
On February 9, 2007, we filed a preliminary proxy statement related to the proposed pro rata, tax-free spin-off of the Homebuilding Business and filed amendments on May 3, 2007 and June 21, 2007. Due to current market conditions and the related impact on our financial condition, we have decided not to proceed with the proposed spin-off of the Homebuilding Business.
NOTE 15. SUBSEQUENT EVENTS
Impairment charges. Subsequent to June 30, 2007, the Company committed to plans to dispose of eight additional rental properties. As a result, in the third quarter of 2007, these properties will be classified as held for sale and operating results of these properties will be reported in discontinued operations in accordance with SFAS No. 144. SFAS No. 144 requires properties held for sale to be carried at the lower of cost or estimated fair value less selling costs. We anticipate recording impairment charges of $54.6 million during the third quarter of 2007 related to write-downs of seven of these properties. Additionally, we anticipate recording impairment charges totaling $81.1 million in the third quarter of 2007 related to homebuilding projects, $35.7 million of which will be presented in costs of homebuilding sales.
Dividends on 10% cumulative preferred stock. Tarragon’s board of directors suspended the payment of quarterly cash dividends, beginning with the dividend payable on September 30, 2007, on Tarragon’s 10% cumulative preferred stock.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 15. SUBSEQUENT EVENTS (Continued)
Asset sales. The following table summarizes completed asset sales after June 30, 2007 through December 21, 2007:

2007				Net Cash
Date of Sale	Property	Sale Price	Debt Satisfied	Proceeds
July	194 Fountain	$285	$268	$—
August	Belle Park	2,800	—	2,108
September	210 Watermark (1)	24,000	25,650	—
September	Knightsbridge at Stoneybrook (1)	45,250	23,607	1,000
September	Lakeview Mall	750	—	727
October	100 East Las Olas (2)	14,925	8,125	5,329
October	Kennesaw Farms (3) (7)	5,427	1,191	2,547
October	Vintage at Abacoa (4)	71,000	56,694	7,944
November	Alexandra Pointe and Woods of Lake Helen	1,750	758	603
November	Vista Grande (7)	45,000	36,100	7,663
November	Midway Mills (5)	6,000	5,392	—
November	Deerwood Ocala (7)	32,892	21,859	4,586
November	290 Veterans Boulevard	4,000	600	3,220
December	Floresta (6)	60,250	60,000	—
December	Villa Tuscany (7)	40,000	23,478	16,023
December	Cason Estates	27,000	19,079	6,844

		$381,329	$282,801	$58,594

(1)	Tarragon used a portion of the proceeds from the sale of Knightsbridge to fund the cash required to close the sale of 210 Watermark.

(2)	The sales price is gross of a $600,000 improvements credit Tarragon granted to the purchaser.

(3)	Tarragon used a portion of the cash proceeds to repay $1.7 million of overdue payments related to the Orlando Central Park, Bermuda Island, and Northgate properties.

(4)	Tarragon used a portion of the sales price to repay $6.7 million of principal on loans secured by the Ansonia properties. Ansonia is a consolidated joint venture which is owned 89.44% by Tarragon.

(5)	Tarragon used a portion of the sales price to repay $5.4 million of the outstanding principal on the Uptown Village loan, for which Midway Mills represented additional collateral.

(6)	The loan associated with this property had an outstanding balance of $74.4 million. The lender has extended Tarragon a loan of $14.4 million secured by two properties in Tennessee. This loan matures in December 2009.

(7)	The purchaser assumed the outstanding loan upon closing of this property.
Except as noted, the debt related to the properties was repaid upon closing of the sale.
The purchaser of Kennesaw Farms is affiliated with Robert C. Rohdie, who served as president and chief executive officer of Tarragon Development Corporation, a wholly owned subsidiary of Tarragon, until March 31, 2007, and as a member of our board of directors until August 14, 2007.
Tarragon provided financing of $250,000 to the purchaser of the remaining units at Alexandria Pointe and Woods of Lake Helen.
Notice of Delisting from Nasdaq. On August 13, 2007, we received a staff determination letter from the Nasdaq Stock Market stating that our common stock is subject to delisting from The Nasdaq Global Select Market for our failure to file with the SEC by the required deadline a quarterly report on Form 10-Q for the period ended June 30, 2007. We appealed Nasdaq’s determination at a hearing held before the Nasdaq Listing Qualification Panel (the “Panel”) on October 11, 2007. On November 13, 2007, we received a letter from the Nasdaq Stock Market stating that our common stock was subject to delisting from The Nasdaq Global Select Market for our failure to file with the SEC by the required deadline a quarterly report on Form 10-Q for the period ended September 30, 2007. On November 19, 2007, the Panel granted our request for an extension to file the Form 10-Qs for the quarters ended June 30 and September 30, 2007. Pursuant to the extension,

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 15. SUBSEQUENT EVENTS (Continued)
Tarragon’s common stock will continue to be listed on the Nasdaq Global Select Market subject to the filing of the above referenced reports with the SEC by December 21, 2007.
In addition, for continued listing of our common stock on Nasdaq, we are required to, among other things, maintain certain minimum thresholds with regard to stockholders’ equity and minimum closing bid prices. If we do not meet the continued listing requirements, our common stock could be subject to delisting from trading on Nasdaq. There can be no assurance that we will continue to meet all requirements for continued listing on Nasdaq.
If we receive additional notice from Nasdaq stating that our common stock is subject to delisting in the future and request a hearing to appeal these notices, there can be no assurance that the Panel will grant our request or that our common stock will not be delisted. If our common stock is delisted from the Nasdaq Global Select Market, our common stock would be traded over-the-counter, more commonly known as OTC. OTC transactions involve risks in addition to those associated with transactions in securities traded on the Nasdaq Global Select Market. Many OTC stocks trade less frequently and in smaller volumes than securities traded on the Nasdaq Global Select Market. Accordingly, our common stock would be less liquid than it would otherwise be, and the value of our common stock could decrease.
In addition, if our common stock is delisted, it could be a violation of provisions prohibiting transfer of ownership contained in certain of our debt agreements. Under these circumstances, the lenders could give us a notice of default and accelerate payment of our outstanding indebtedness. The acceleration of our obligations under these debt agreements would have a material adverse effect on our liquidity and financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Please read this discussion along with the Consolidated Financial Statements and Notes included in this report. Dollar amounts in tables are in thousands.
Business Overview
General
We are a real estate developer, owner, and manager with over 30 years of experience in the real estate industry. We operate two distinct businesses, a homebuilding and real estate development business and a real estate services business.
Homebuilding Business. Our activities in the Homebuilding Business encompass the development of new high-rise or mid-rise condominiums and town homes for sale to residents, condominium conversions of existing apartment communities, land development and sale, and development of new rental properties, primarily apartment communities. We measure the performance of the Homebuilding Business primarily by gross profit on homebuilding sales. In 2007 and 2006, market conditions in the homebuilding industry deteriorated, resulting in declining sales, revenue, and gross margins. In addition, we have incurred significant losses related to asset impairment. Revenue and gross profit from our for-sale communities for the three and six months ended June 30, 2007 and June 30, 2006 are presented below under the caption “Homebuilding Business.”
Real Estate Services Business. Our Real Estate Services business includes rental properties under development, in lease-up, and with stabilized operations. We consider a property stabilized when development or renovation is substantially complete and recurring operating income exceeds operating expenses and debt service. During 2007 and 2006, we determined not to convert a number of properties previously targeted for conversion to condominium homes for sale. Instead, we decided to operate these properties as rental properties and transferred these properties from our Homebuilding Business to our Real Estate Services Business. We have incurred significant losses related to impairment of these properties, as well as additional expenses in connection with leasing up these properties. We measure the performance of the Real Estate Services Business primarily by net operating income, which is defined as rental revenue less property operating expenses of both consolidated and unconsolidated stabilized rental apartment communities and commercial properties. Net operating income of our rental real estate portfolio is presented below under the caption “Real Estate Services Business.”
Revenue. Our revenue is principally derived from:
•	Homebuilding sales, which represent sales of condominium homes, townhomes, rental developments and developed land for which revenue is reported on either the completed contract or percentage-of-completion method, as appropriate;

•	Rental revenue from apartment and commercial leases; and

•	Management fee revenue for providing property management services to residential rental and condominium communities and commercial properties.
Expenses. Our expenses principally consist of:
•	Costs of homebuilding sales, which include land, construction costs, development salaries, construction supervision, marketing, commissions and other selling costs, property taxes, insurance, interest

(previously capitalized), developer fees, architectural and engineering fees, and impairment charges related to active projects;

•	Property operating expenses, which are costs associated with operating, leasing, and maintaining rental apartment communities and office and retail properties, including payroll and benefit expenses of site-level employees;

•	Depreciation of rental apartment communities and commercial properties;

•	Impairment charges on rental real estate and homebuilding inventory not related to active projects; and

•	General and administrative expenses, a significant portion of which consists of compensation and benefits and other personnel-related costs of personnel not directly related to development activities.
Other income and expenses. Other income and expenses include:
•	Interest expense related to mortgage loans and other debt;

•	Equity in income or losses of partnerships and joint ventures, which represents our share of the net income or net loss of unconsolidated partnerships and joint ventures and may include income from distributions received from those entities in excess of our share of their income when we have recovered our investment in them (the source of these distributions is generally proceeds from financings);

•	Gain on sales of real estate, which generally result from sales of properties in the Real Estate Services Business and is typically reported in discontinued operations in accordance with SFAS No. 144; and

•	Minority interests in income from consolidated partnerships and joint ventures, which consists of our partners’ share of gross margin from homebuilding sales or net income or net loss resulting from rental operations and, through September 30, 2006, the return on a preferred interest in Tarragon Development Company, LLC, and may include losses representing distributions to outside partners from consolidated partnerships in excess of their investments in the partnerships (the source of such distributions is generally proceeds from sales or financings of properties).
Proposed Spin-off of Homebuilding Business. Due to current market conditions and the related impact on our financial condition, we have decided not to proceed with the proposed spin-off of the Homebuilding Business.
Outlook
The sudden and rapid deterioration in the real estate credit markets in the summer of 2007 resulted in Tarragon being unable to complete financing transactions that had been under negotiation. In addition, our business continues to be affected by the significant deterioration of the homebuilding industry in the markets in which we operate, and in the Florida market in particular. These conditions led to a decline in new home prices, increased use of sales discounts and other incentives, and increased interest and other carrying costs. We have also incurred additional lease-up and interest costs associated with apartment properties that we targeted for conversion into condominiums and subsequently decided to operate as rental properties. Current market conditions remain difficult, and there can be no assurance that they will not continue to adversely impact our operations.
These events described above materially affected our liquidity, including our ability to repay existing indebtedness as it became due and to meet other current obligations, and our ability to comply with financial covenants contained in our existing debt agreements. See NOTE 5. “NOTES PAYABLE AND COVENANTS” and NOTE 4. “INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES” in

the accompanying Notes to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” below for additional information regarding debt defaults, reinstatements, and maturities and failure to meet certain financial covenants. As a result, we began a program to sell all of the multi-family properties that had been targeted for condominium conversion. In general, these newer, high quality assets were in different stages of lease-up or renovation in connection with being repositioned as rental properties. Moreover, most of these properties had been financed with significant amounts of short-term, floating rate debt. Accordingly, the sale of these assets (beginning in September 2007) improved the Company’s liquidity by significantly reducing negative cash flow as well as through sales proceeds. See NOTE 15. “SUBSEQUENT EVENTS” in the accompanying Notes to Consolidated Financial Statements for a discussion of property sales that have been completed subsequent to June 30, 2007. In addition, in an effort to reduce overhead, we implemented a reduction in workforce in August 2007.
The Company’s plan to improve its liquidity contemplates additional property sales. In addition, the Company continues to explore other strategic and financing alternatives and to negotiate agreements with the lenders under debt obligations that remain in default or mature. Some of our efforts to reduce costs have been offset by professional and consulting fees associated with the evaluation of strategic and financial alternatives. If Tarragon is unable to obtain sufficient liquidity to fund its operations in the near-term or is unable to negotiate acceptable terms with its lenders, it may be necessary for Tarragon to undertake other actions as may be appropriate in the light of its current liquidity situation.
We recorded impairment charges of $199 million during the second quarter of 2007, $39.1 million of which was recorded in cost of sales, $98.9 million of which was recorded in impairment charges in the Statement of Operations, and $61 million of which was recorded in discontinued operations in the Statement of Operations. For the six months ended June 30, 2007, we recorded impairment charges of $203.4 million, $43.5 million of which was recorded in costs of homebuilding sales, $98.9 million of which was recorded in impairment charges in the Statement of Operations, and $61 million of which was recorded in discontinued operations in the Statement of Operations. In addition, we presently anticipate recording impairment charges of $135.7 million in the third quarter of 2007. See discussions below under Homebuilding Business and Real Estate Services Business.
Our consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2007, we have $1,561.1 million in consolidated borrowings and have guaranteed debt of our unconsolidated joint ventures totaling $60.9 million. We have experienced significant losses for the year ended December 31, 2006, and the six months ended June 30, 2007, and continue to generate negative cash flows from operations. For the six months ended June 30, 2007, we incurred a net loss of ($185.3 million). As of June 30, 2007, we had stockholders’ equity of $92.7 million, which was a significant decrease compared to stockholders’ equity of $279.5 million as of December 31, 2006. These results raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend on our ability to complete our planned sales of properties, to modify financial covenants in our debt agreements, and to restructure, extend, or refinance our debt obligations that remain in default or mature. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets.

Homebuilding Business. See tables below for a summary of impairment charges, related to homebuilding inventory, recorded during the three and six months ended June 30, 2007.
For the three months ended June 30, 2007:

		Impairments
		Included In	Impairments	Write-offs
		Costs of	Included In	of	Total
	Number of	Homebuilding	Impairment	Contract	Impairments/
Project Type	Projects	Sales	Charges	Deposits	Write-offs
Active condominium conversions	5	$30,137	$—	$—	$30,137
Active mid-rise developments	3	8,932	10,460	—	19,392
Active rental repositions/developments	3	—	31,461	—	31,461
Pipeline and pre-pipeline projects	3	—	28,095	—	28,095
Contract deposits	6	—	35	1,059	1,094

Total	20	$39,069	$70,051	$1,059	$110,179

For the six months ended June 30, 2007:

		Impairments
		Included In	Impairments	Write-offs
		Costs of	Included In	of	Total
	Number of	Homebuilding	Impairment	Contract	Impairments/
Project Type	Projects	Sales	Charges	Deposits	Write-offs
Active condominium conversions	5	$33,459	$—	$—	$33,459
Active mid-rise developments	3	9,998	10,460	—	20,458
Active rental repositions/developments	3	—	31,461	—	31,461
Pipeline and pre-pipeline projects	3	—	28,095	—	28,095
Contract deposits	6	—	35	1,059	1,094

Total	20	$43,457	$70,051	$1,059	$114,567

We presently anticipate recording additional impairment charges of $81.1 million in the third quarter of 2007 on 20 homebuilding projects, $35.7 million of which will be presented in costs of homebuilding sales. If current estimates or expectations change in the future, or if market conditions continue to deteriorate, we may be required to recognize additional impairment charges related to current or future projects.
Our current business plan contemplates completing and selling out our condominium conversion projects and making no new investments in this product-type until the market improves materially, which is presently not expected for several years. Our current business plan also contemplates selling 17 properties under development, eight of which closed subsequent to June 30, 2007, and expanding our use of operating and financial joint ventures in order to preserve the value of our development platform. We believe this approach will enable us to maintain a sufficient development infrastructure to undertake additional developments should appropriate opportunities arise.
We believe our focus on development of urban and high-density housing designed for non-traditional households will continue to present us with opportunities for a number of reasons, including:
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
Real Estate Services Business. We currently operate seven rental properties, that were purchased in 2005 or 2006 in anticipation of converting these properties into condominiums. We have decided to sell these seven properties. In the second quarter of 2007, we recorded impairment charges of $61 million (presented in discontinued operations), to write down the carrying values of three of the cancelled condominium conversion projects to their estimated fair values due to the decision to sell these properties and classify them as assets held for sale. We presently anticipate recording additional impairment charges of $54.6 million in the third quarter of 2007 to write down the carrying values of the remaining six cancelled condominium conversion projects and one additional property after management decided in the third quarter of 2007 to sell these properties.
Our current business plan also contemplates the sale of 16 additional rental properties to generate cash and reduce debt. Subsequent to June 30, 2007, we completed the sale of seven of these properties. Depending on market conditions, we also may seek to expand our property management business to third-party owners of rental properties.
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
Revenue Recognition. The percentage-of-completion method of revenue recognition requires us to recognize revenue from sales of homes prior to the closing of such sales. As a result, the timing of revenue generated by projects using the percentage-of-completion method will not be comparable to the timing of revenue generated by projects using the closing method. Additionally, the timing of meeting the requirements to begin recognizing revenue under the percentage of completion method can result in larger amounts of revenue being recognized in the first quarter of revenue recognition than in later quarters. Under the closing method of revenue recognition, minimum sales thresholds must be met before we can commence closings. As a result, the quarter in which closings begin may also have larger amounts of revenue than later quarters for these projects. See “Critical Accounting Policies and Estimates—Revenue Recognition.”
Rental Properties in Lease-up. Rental properties that have not yet been stabilized typically have lower rental revenues and net operating income (or operating losses) than rental properties that are stabilized. Trends in our results of operations from period to period may not be comparable when we have a number of properties in lease-up. However, once a property has been stabilized, the results for that property for a period in which it is stabilized will likely be markedly better than the results for that property during lease-up, which may also affect trends in our results of operations. Where possible, when we make comparisons between periods, we segregate the results of properties that were in lease-up in either or both of the two periods to better illustrate the trends in our results of operations.

Results of Operations
Overview
For the three and six months ended June 30, 2007, total consolidated revenue was $71.5 million and $217.4 million, compared to $143.5 million and $254.2 million reported for the corresponding periods in 2006.
Homebuilding sales revenue decreased $73.6 million and $39 million for the three and six months ended June 30, 2007, with the decreases largely attributable to a decline in revenue from our condominium conversion and mid- and high-rise developments. See discussion of homebuilding sales, below under the caption “Homebuilding Business.”
Rental and other revenue increased $1.7 million, or 7.8%, and $2.2 million, or 5%, for the three and six months ended June 30, 2007, compared to the same periods of 2006. These increases were primarily due to increases of $2 million and $3.8 million for the three and six months ended June 30, 2007, for four properties we decided not to convert to condominium homes for sale and have been operating as rental properties, and increases of $276,000 and $645,000 for the same respective periods from two properties recently completed and in lease-up during 2006. These increases are partially offset by decreases of $815,000 and $2.3 million for the three and six months ended June 30, 2007, related to six properties that were undergoing conversion to condominiums in one or more of the periods presented.
Loss from continuing operations was ($141.3 million) and ($143.9 million) for the three and six months ended June 30, 2007, compared to income from continuing operations of $8.3 million and $18.7 million for the three and six months ended June 30, 2006 as a result of the following factors:

•	Allowance of $17.9 million for estimated potential customer defaults established during the second quarter of 2007 on contracts receivable related to one mid-rise development project. See discussion under “Homebuilding Business” below.

•	Costs of homebuilding sales decreased $8.4 million from $99.8 million for the three months ended June 30, 2006, to $91.4 million for the three months ended June 30, 2007, and increased $41.8 million from $165.9 million for the six months ended June 30, 2006, to $207.7 million for the six months ended June 30, 2007. See discussion of costs of homebuilding sales under “Homebuilding Business” below.

•	Impairment charges of $98.9 million in the three months ended June 30, 2007, resulting from the write down of carrying values of one rental property under reposition, two mid-rise developments under construction, one mixed use property, one rental property, two active rental developments, and land related to two planned developments.

•	Interest expense increased $7.3 million to $14.1 million in the second quarter of 2007 and increased $13.5 million to $27 million for the first six months of 2007 compared to the corresponding periods of 2006. These increases were chiefly due to our decision not to convert four apartment communities to condominiums, resulting in the associated mortgage interest being expensed rather than capitalized.

•	Income tax benefit was $30.2 million and $34.3 million for the three and six months ended June 30, 2007, compared to income tax expense of $4.4 million and $11.2 million for the three and six months ended June 30, 2006. During the three months ended June 30, 2007, we recorded a valuation allowance of $32.1 million against our deferred tax assets. Additionally, a decrease of $1.5 million for the six month period was the result of the reversal of certain tax reserves during the first quarter of 2007 that management believes are no longer required. See NOTE 9. “INCOME TAXES” for additional information.

Operating Results of Consolidated Rental Properties. At June 30, 2007, our consolidated rental properties presented in continuing operations included apartment communities with 9,056 apartments (excluding 2,254 units in assets held for sale and presented in discontinued operations and 610 units under development) and two commercial properties with 156,000 square feet (excluding 209,000 square feet in assets held for sale and presented with discontinued operations).
The following table summarizes aggregate property level revenue and expenses for our consolidated rental properties presented in continuing operations for the three and six months ended June 30, 2007 and 2006. The revenue and expenses below exclude management fee and other revenue, property taxes, insurance, interest, and other carrying costs associated with development projects, and interest expense on corporate debt.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2007	2006	Change	2007	2006	Change
Rental revenue	$21,946	$20,597	$1,349	$43,743	$41,709	$2,034
Property operating expenses	(11,554)	(9,894)	(1,660)	(22,122)	(20,647)	(1,475)
Interest expense	(12,216)	(7,192)	(5,024)	(23,821)	(14,801)	(9,020)
Depreciation expense	(4,385)	(3,192)	(1,193)	(8,667)	(6,361)	(2,306)

	$(6,209)	$319	$(6,528)	$(10,867)	$(100)	$(10,767)

The following tables illustrate the changes between 2007 and 2006 resulting from properties undergoing conversion to condominium homes for sale, properties in lease-up, and properties we have decided not to convert to condominium homes for sale on the revenue and expenses of our consolidated rental properties for the three and six months ended June 30, 2007 and 2006.

	Changes for the Three Months Ended June 30
			Cancelled
	Condominium		Condominium
	Conversions (1)	In Lease-up	Conversions (2)	Other		Total
Rental revenue	$(815)	$276	$1,995	$(107)		$1,349
Property operating expenses	603	(364)	(1,276)	(623)		(1,660)
Interest expense	364	(587)	(3,762)	(1,039	)(3)	(5,024)
Depreciation expense	—	(94)	(1,015)	(84)		(1,193)

	$152	$(769)	$(4,058)	$(1,853)		$(6,528)

(1)	Residual rental operations of properties we owned prior to conversion.

(2)	Includes four properties with 914 units we decided not to convert to condominium homes for sale.

(3)	Increase attributable to rental properties refinanced in 2006 and 2007, which increased mortgage debt by $20 million.

	Changes for the Six Months Ended June 30
			Cancelled
	Condominium		Condominium
	Conversions (1)	In Lease-up	Conversions (2)	Other		Total
Rental revenue	$(2,326)	$644	$3,754	$(38)		$2,034
Property operating expenses	1,387	(465)	(2,537)	140		(1,475)
Interest expense	1,191	(1,209)	(7,014)	(1,988	)(3)	(9,020)
Depreciation expense	—	(241)	(1,984)	(81)		(2,306)

	$252	$(1,271)	$(7,781)	$(1,967)		$(10,767)

(1)	Residual rental operations of properties we owned prior to conversion.

(2)	Includes four properties with 914 units we decided not to convert to condominium homes for sale.

(3)	Increase attributable to rental properties refinanced in 2006 and 2007, which increased mortgage debt by $21.1 million.

Corporate General and Administrative Expense. Corporate general and administrative expense increased $3.3 million and $3.5 for the three and six months ended June 30, 2007 compared to 2006 principally due to legal and accounting expenses of $1.2 million related to the proposed spinoff (the plan for which has subsequently been terminated), as well as personnel additions and increases in salary and benefit costs for 2007 compared to 2006.
Equity in Income (Loss) of Partnerships and Joint Ventures. The following table summarizes the components of equity (loss) in income of unconsolidated partnerships and joint ventures for the three months ended June 30, 2007 and 2006:

	For the Three Months Ended June 30,
	2007	2006	Change
Homebuilding operations
Homebuilding sales revenue	$35,776	$20,805	$14,971
Costs of homebuilding sales (including interest of $1.9 million in 2007 and $1.1 million in 2006 and development salaries, marketing and selling costs of $1.4 million in 2007 and $0.5 million in 2006)	(28,999)	(19,626)	(9,373)

Gross profit from homebuilding sales	6,777	1,179	5,598

Rental property operations
Mortgage banking income	329	472	(143)
Discontinued operations	—	142	(142)
Elimination of management and other fees paid to Tarragon	84	40	44
Outside partners’ interests in income of unconsolidated joint ventures	(6,888)	(570)	(6,318)
Overhead costs associated with investments in unconsolidated joint ventures	(221)	(152)	(69)
Performance-based compensation, related to homebuilding projects of unconsolidated joint ventures	7	(57)	64
Impairment charges	(5,819)	—	(5,819)
Other	2	(135)	137

Equity in income (loss) of partnerships and joint ventures	$(5,729)	$919	$(6,648)

Homebuilding sales revenue of unconsolidated joint ventures increased $15 million in the three months ended June 30, 2007 compared to the same period of 2006 primarily due to $24 million in closings at Orchid Grove, which began in the second quarter of 2007. This was partially offset by a decrease in revenue from condominium conversion sales of $9.4 million attributable to The Hamptons reaching close-out and a $500,000 decline in sales at Lofts on Post Oak.
Gross profit on unconsolidated homebuilding sales increased $5.6 million in the second quarter of 2007 compared to the second quarter of 2006. Of this amount, an increase of $6.6 million is attributable to Orchid Grove, which began closings in the second quarter of 2007. This was partially offset by a $1.4 million decline in condominium conversion gross profit (consisting of a $2.2 million decrease related to The Hamptons reaching close-out and an $800,000 increase at Lofts on Post Oak caused by changes in expected gross margins). See discussion of homebuilding sales and gross profit under the caption “Homebuilding Business.”
During the three months ended June 30, 2007, we recorded impairment charges of $5.8 million related to our investment in Orchid Grove, L.L.C. when we concluded it was unlikely we would recover our investment in this joint venture.

The following table summarizes the components of equity in income (loss) of unconsolidated partnerships and joint ventures for the six months ended June 30, 2007 and 2006:

	For the Six Months Ended June 30,
	2007	2006	Change
Homebuilding operations
Homebuilding sales revenue	$42,477	$43,491	$(1,014)
Costs of homebuilding sales (including interest of $2.3 million in 2007 and $2.2 million in 2006 and development salaries, marketing and selling costs of $1.5 million in 2007 and $1 million in 2006)	(35,309)	(38,971)	3,662

Gross profit from homebuilding sales	7,168	4,520	2,648

Rental property operations
Mortgage banking income	597	932	(335)
Discontinued operations	—	266	(266)
Elimination of management and other fees paid to Tarragon	169	52	117
Outside partners’ interests in income of unconsolidated joint ventures	(7,247)	(2,270)	(4,977)
Overhead costs associated with investments in unconsolidated joint ventures	(285)	(278)	(7)
Performance-based compensation, related to homebuilding projects of unconsolidated joint ventures	(7)	(212)	205
Impairment charges	(5,819)	—	(5,819)
Other	(14)	(29)	15

Equity in income (loss) of partnerships and joint ventures	$(5,438)	$2,981	$(8,419)

Homebuilding sales revenue of unconsolidated joint ventures decreased $1 million for the six months ended June 30, 2007 compared to the corresponding period in 2006. This was primarily due to a decrease in revenue from condominium conversion sales of $25 million offset by revenue of $24 million from closings at Orchid Grove which began in the second quarter of 2007. The decrease in revenue from condominium conversion sales was comprised of a $19.8 million decrease related to The Hamptons reaching close-out and a $5.1 million decrease resulting from a slow-down in sales for Lofts at Post Oak.
Gross profit on unconsolidated homebuilding sales increased $2.6 million for the six months ended June 30, 2007 compared to the corresponding period in 2006. Of this amount, an increase of $6.6 million came from closings at Orchid Grove, which commenced in the second quarter of 2007. An increase of $800,000 came from high- and mid-rise developments. Offsetting these increases was a $4.8 million decline related to condominium conversions. See discussion of homebuilding sales and gross profit under the caption “Homebuilding Business.”
During the six months ended June 30, 2007, we recorded impairment charges of $5.8 million related to our investment in Orchid Grove, L.L.C. when we concluded it was unlikely we would recover our investment in this joint venture.
Other Interest. Interest expense for homebuilding projects increased $2.3 million and $2.9 million during the three and six months ended June 30, 2007 compared to the same periods in 2006. Discontinuation of interest capitalization on one condominium conversion project currently being operated as a rental property contributed $1.3 million and $2.1 million to the increases. Increases of $1 million and $2.3 million resulted from completed projects for which we are no longer capitalizing interest. The remaining decrease for the six month period is attributable to increases in interest capitalized for projects under development.

During March 2006, we issued $60 million of subordinated unsecured notes. Interest expense on subordinated unsecured notes increased $25,000 and $1 million for the three and six months ended June 30, 2007 compared to 2006. Also, in 2007, we accrued interest of $208,000 and $418,000 for the three and six months, respectively, on unrecognized tax benefits.
Gain on Sale of Real Estate. During the three and six months ended June 30, 2007, we recognized gains on sale of real estate, including those presented in discontinued operations (net of income tax expense of $508,000 in both periods), of $854,000 and $1.3 million. During the corresponding periods of 2006, gains on sale, including those presented in discontinued operations (net of income tax expense of $1.1 million and $5.5 million for the three and six month periods), were $1.8 million and $9.1 million.
The following table summarizes sales of consolidated properties during the six months ended June 30, 2007 and 2006. Except for the sale of Lots 1 and 2 of Vintage at the Parke in 2007, we presented the gains on sale in discontinued operations.

Date of Sale	Property	Sale Price	Net Cash Proceeds	Gain on Sale
2007
January	Lots 1 and 2 Vintage at the Parke	$1,000	$659	$398
May	Merritt 8 Office Building	24,500	5,592	1,362

		$25,500	$6,251	$1,760

2006
January	Fountainhead Apartments	$16,350	$8,181	$8,125
February	1505 Highway 6 Office Building	4,650	4,282	365
March	Northwest O’Hare Office Park	5,733	2,446	3,250
June	Park 20 West Office Park	3,022	2,933	—
June	Meadowbrook Apartments	4,840	576	2,898

		$34,595	$18,418	$14,638

Homebuilding Business
Revenue, Cost of Sales, and Gross Profit from Homebuilding Sales. As stated previously, results for our segments do not distinguish between revenues of consolidated and unconsolidated properties. Therefore, revenue, cost of sales, and gross profit or loss from homebuilding sales presented below includes both consolidated and unconsolidated homebuilding projects. As stated previously, cost of sales includes development salaries, marketing, selling and other costs.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2007		2006		2007		2006
	Units	Dollars	Units	Dollars	Units	Dollars	Units	Dollars
Revenue recognized on the closing method
Consolidated communities
Condominium conversions	266	$44,242	389	$72,605	506	$87,142	825	$153,038
Townhome and traditional new developments	26	10,658	80	16,752	61	21,774	89	19,479
Rental development	—	—	—	—	180	30,250	—	—
Land development	12	464	31	1,693	28	1,176	52	3,235

	304	55,364	500	91,050	775	140,342	966	175,752

Unconsolidated communities
Condominium conversions	43	11,374	81	20,786	68	17,798	167	42,933
Townhome and traditional new developments	58	23,998	—	—	58	23,998	—	—

	101	35,372	81	20,786	126	41,796	167	42,933

Total revenue recognized on the closing method	405	90,736	581	111,836	901	182,138	1,133	218,685

Revenue recognized on the percentage-of-completion method (1)
Consolidated communities
High- and mid-rise developments (2)	2	(6,674)	69	31,246	34	32,174	72	35,732
Unconsolidated communities
High- and mid-rise developments	—	404	—	19	—	681	—	558

Total revenue recognized on the percentage-of-completion method	2	(6,270)	69	31,265	34	32,855	72	36,290

Total homebuilding sales revenue	407	$84,466	650	$143,101	935	$214,993	1,205	$254,975

(1)	Number of units represents units sold for which revenue recognition began during the period. Revenue includes revenue on units sold in the current period as well as additional revenue from units sold in prior periods as construction progresses and additional revenue is recognized.

(2)	Negative revenue for the three months ended June 30, 2007, resulted from a $17.9 million allowance for estimated losses from potential customer defaults established in June 2007. See discussion below.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2007	2006	Change	2007	2006	Change
Costs of homebuilding sales recognized on the closing method
Consolidated communities
Condominium conversions	$71,730	$60,427	$11,303	$115,681	$117,044	$(1,363)
Townhome and traditional new developments	10,048	12,951	(2,903)	20,279	15,227	5,052
Rental development	—	—	—	29,113	—	29,113
Land development	474	2,011	(1,537)	1,200	3,417	(2,217)

	82,252	75,389	6,863	166,273	135,688	30,585

Unconsolidated communities
Condominium conversions	11,207	19,263	(8,056)	17,549	37,966	(20,417)
Townhome and traditional new developments	17,438	—	17,438	17,438	—	17,438

	28,645	19,263	9,382	34,987	37,966	(2,979)

Total costs of homebuilding sales recognized on the closing method	110,897	94,652	16,245	201,260	173,654	27,606

Costs of homebuilding sales recognized on the percentage-of-completion method
Consolidated communities
High-and mid-rise developments	9,141	24,381	(15,240)	41,402	30,177	11,225
Unconsolidated communities
High-and mid-rise developments	354	363	(9)	322	1,005	(683)

Total costs of homebuilding sales recognized on the percentage-of-completion method	9,495	24,744	(15,249)	41,724	31,182	10,542

Total costs of homebuilding sales	$120,392	$119,396	$996	$242,984	$204,836	$38,148

Gross profit (loss) on homebuilding sales revenue recognized on the closing method
Consolidated communities
Condominium conversions	$(27,488)	$12,178	$(39,666)	$(28,539)	$35,994	$(64,533)
Townhome and traditional new developments	610	3,801	(3,191)	1,495	4,252	(2,757)
Rental development	—	—	—	1,137	—	1,137
Land development	(10)	(318)	308	(24)	(182)	158

	(26,888)	15,661	(42,549)	(25,931)	40,064	(65,995)

Unconsolidated communities
Condominium and townhome conversions	167	1,523	(1,356)	249	4,967	(4,718)
Townhome and traditional new developments	6,560	—	6,560	6,560	—	6,560

	6,727	1,523	5,204	6,809	4,967	1,842

Total gross profit (loss) on homebuilding sales revenue recognized on the closing method	(20,161)	17,184	(37,345)	(19,122)	45,031	(64,153)

Gross profit (loss) on homebuilding sales revenue recognized on the percentage-of-completion method
Consolidated communities
High-and mid-rise developments	(15,814)	6,865	(22,679)	(9,227)	5,555	(14,782)
Unconsolidated communities
High-and mid-rise developments	50	(344)	394	359	(447)	806

Total gross profit (loss) on homebuilding sales revenue recognized on the percentage-of-completion method	(15,764)	6,521	(22,285)	(8,868)	5,108	(13,976)

Total gross profit (loss) on homebuilding sales	$(35,925)	$23,705	$(59,630)	$(27,990)	$50,139	$(78,129)

The following table summarizes homebuilding sales revenue for both consolidated and unconsolidated communities by product type.

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2007	2006	Change	2007	2006	Change
High- and mid-rise developments	$(6,270)	$31,265	$(37,535)	$32,855	$36,290	$(3,435)
Townhome and traditional new developments	34,656	16,752	17,904	45,772	19,479	26,293
Condominium conversions	55,616	93,391	(37,775)	104,940	195,971	(91,031)
Rental development	—	—	—	30,250	—	30,250
Land development	464	1,693	(1,229)	1,176	3,235	(2,059)

Total	$84,466	$143,101	$(58,635)	$214,993	$254,975	$(39,982)

Total homebuilding sales revenue decreased $58.6 million, or 41%, to $84.5 million for the three months ended June 30, 2007, compared to the same period in 2006, and decreased $40 million, or 15.7%, to $215 million for the six months ended June 30, 2007, compared to the same period in 2006. Recent events in the sub-prime mortgage market, including the tightening of credit standards, have affected the ability of our buyers to obtain suitable financing. This has negatively impacted our homebuilding sales revenue during the second quarter of 2007.
The overall decrease in revenue for the three months ended June 30, 2007, compared to the same period in 2006 is comprised of:
•	$37.5 million decrease in high- and mid-rise developments, of which $33.7 million related to One Hudson Park in Edgewater, New Jersey; $17.9 million of the decrease is the result of an allowance for estimated losses due to potential customer defaults recorded in June 2007. The remaining decrease is related to a slowdown in sales in the second quarter of 2007 at this project, while revenue for the second quarter of 2006 was significant because the project commenced revenue recognition during that period;

•	$37.8 million decrease in condominium conversion projects resulting from slowdown of sales and lower sales prices in the Florida condominium market; and

•	$17.9 million increase in townhome and traditional new developments as one project began recognizing revenue in 2007.
The overall decrease in revenue for the six months ended June 30, 2007, compared to the same period in 2006 is comprised of:
•	$91 million decrease in condominium conversion projects resulting from slowdown of sales and lower sales prices in the Florida condominium market;

•	$3.4 million decrease in high- and mid-rise developments comprised of an $11.8 million decrease for One Hudson Park, an $8.5 million decrease for Las Olas River House, and a $14.9 million increase for 1100 Adams (which began recognizing revenue in the fourth quarter of 2006). The decrease for One Hudson Park is made up of a $17.9 million decrease resulting from the allowance for estimated losses due to potential customer defaults recorded in June 2007 and a $7.6 million increase because the project had no revenue for the first quarter of 2006 (before it began recognizing revenue in June 2006).

•	$30.3 million increase related to the sale of one of our rental developments in the first quarter of 2007; and

•	$26.3 million increase in townhome and traditional new developments as one project began recognizing revenue in 2007.
Total cost of homebuilding sales was $120.4 million for the three months ended June 30, 2007, compared to $119.4 million in the same period in 2006. Overall, our gross profit margins for our projects are lower this year than last. The overall decrease in cost of homebuilding sales for the three months ended June 30, 2007, compared to the same period in 2006 is comprised of:
•	$6.9 million decrease related to four condominium conversion projects that were completed and sold out prior to April 1, 2007;

•	$20 million decrease associated with the decrease in revenue for current condominium conversion projects; and

•	$39.1 million increase related to impairment charges on five condominium conversion projects and one mid-rise development in the second quarter of 2007.
Total cost of homebuilding sales was $243.0 million for the six months ended June 20, 2007, an increase of $38.1 million over the same period of 2006. The overall increase in cost of homebuilding sales for the six months ended June 30, 2007, compared to the same period in 2006 is comprised of:
•	$29.1 million increase related to the sale of a rental development in January 2007;

•	$6.5 million increase related to two high- and mid-rise projects with expected gross profit margins of 18% and 22% as of June 30, 2007, that commenced revenue recognition in March 2006 and October 2006, respectively;

•	$43.4 million increase related to impairment charges on five condominium conversion projects and two mid-rise developments during 2007;

•	$17.4 million increase related to one townhome development that began recognizing revenue in the second quarter of 2007;

•	$31.2 million decrease related to five projects with gross margins ranging from 14% to 50% that were completed and sold out prior to January 1, 2007; and

•	$24 million decrease associated with the decrease in revenue for current condominium conversion projects.
Gross loss from home sales was ($35.9 million) for the three months ended June 30, 2007 compared to gross profit from home sales of $23.7 million for same period of 2006. Gross loss from home sales was ($28.0 million) for the six months ended June 30, 2007, compared to gross profit of $50.1 million for the same period of 2006. As discussed above, the overall decrease in gross profit in 2007 is principally due to decreased revenue from high- and mid-rise developments and condominium conversion projects, an allowance for estimated losses due to potential customer defaults, write-downs of homebuilding inventory, and expected gross margin reductions in 2007 compared to 2006.
In July 2007, we began experiencing increased buyer defaults at One Hudson Park. Deposits required for projects in this product-type have typically been 5% to 20% of the purchase price, which we concluded were sufficient to motivate buyers to comply with their contractual obligations. At One Hudson Park, where buyers were required to make deposits of up to 10% of the purchase price, revenue has been recognized on the percentage of completion method on firm contracts that meet the requirements established in SFAS No. 66, “Accounting For Sales of Real Estate,” (“SFAS 66”), including the conclusion that sale prices are collectible. Recent changes in the credit markets have made it more difficult for buyers to obtain suitable financing, resulting in 18 buyers defaulting subsequent to June 30, even though they made significant nonrefundable deposits (ranging from $32,000 to $163,000). The allowance for estimated losses due to potential customer defaults takes into consideration these 18 defaults, as well as an estimate of expected future defaults under firm contracts existing at June 30, 2007. The allowance of $19.4 million was recorded as a reduction to homebuilding sale revenue.

Active Projects and Development Pipeline. As presented in the following table, as of June 30, 2007, our sales backlog was $197.7 million from our 34 for-sale communities under active development, including both consolidated and unconsolidated projects.

	High- and	Townhome and
	Mid-rise	Traditional New	Condominium	Land
	Developments	Developments	Conversions	Development	Total
Current expected average gross profit margin (1)	12.1%	20.1%	6.9%	20.9%	12.9%
Number of remaining units	571	862	1,615	99	3,147
Backlog: (2) (7)
Number of units	155 (7)	135	192	83	565
Aggregate contract prices (3)	$105,816 (7)	$54,210	$34,158	$3,503	$197,687
Average price per unit	$683	$402	$178	$42	$350
Unsold homes under active development:
Number of units	416	727	1,423	16	2,582
Estimated remaining sell-out of unsold units (4)	$311,476	$231,773	$282,385	$6,461	$832,095
Total estimated remaining sell-out (5)	$417,292	$285,983	$316,543	$9,964	$1,029,782

Estimated debt on completion (6)	$236,193		$109,460
Ratio of fully funded debt to total estimated remaining sell-out	57%		35%

(1)	Expected gross profit margins reflect all project costs, including development salaries, marketing, selling and other costs.

(2)	Represents units sold but not yet closed.

(3)	Of the sales backlog, we have recognized revenue of $54.9 million under the percentage-of-completion method.

(4)	Values in estimated remaining sell-out include other income of $5.3 million for sales other than the offering prices of homes such as marinas, parking, upgrades and commercial units.

(5)	Our weighted average profits interest is 83%.

(6)	Estimated debt on completion is equal to the total financing commitments including amounts outstanding at June 30, 2007. Estimated debt on completion also includes anticipated financings not yet arranged for certain projects of $67 million for high- and mid-rise developments. Townhome and traditional new developments are financed with multi-year revolving credit facilities.

(7)	Subsequent to June 30, 2007, buyers have defaulted on 18 units totaling $16.3 million.
The following table presents the changes in the aggregate contract values in our sales backlog by product-type and aggregate units from March 31, 2007 to June 30, 2007.

	High- and	Townhome and
	Mid-rise	Traditional New	Condominium	Land		Total
	Developments	Developments	Conversions	Development	Total	Units
Backlog as of March 31, 2007	$128,232	$84,856	$28,926	$3,702	$245,716	647
Net new orders	5,697	2,624	60,175	265	68,761	361
Closings	(28,113)	(33,270)	(54,943)	(464)	(116,790)	(443)

Backlog as of June 30, 2007 (1)	$105,816	$54,210	$34,158	$3,503	$197,687	565

(1)	Subsequent to June 30, 2007, buyers have defaulted on 18 units totaling $16.3 million at a mid-rise development.
Net new orders include gross new orders of 546 units with an aggregate contract value of $116.9 million and contract cancellations of 185 units with an aggregate contract value of $47.6 million. Our default rate, which is computed as the number of firm contracts cancelled for the period divided by net new orders for the period, was 18.3% for the second quarter of 2007. The default rate for the full year 2006 was 15.8%. The default rate for condominium conversions was 18.6% for the full year 2006, 11% for the second quarter of 2007, and 24.6% for the third quarter of 2007. The default rate for high- and mid-rise developments was 2.4% for the full year 2006, 42.9% for the second quarter of 2007, and 316% for the third quarter of 2007.

The following table presents total estimated remaining sell-out, debt, the ratio of debt to total estimated remaining sell-out, and backlog as of June 30, 2007, for our completed condominium inventory.

	June 30, 2007
			Debt/Total
	Total Estimated		Estimated
	Remaining		Remaining
Projects	Sell-out	Debt	Sell-out	Backlog
Bishops Court	$12,199	$4,934	40%	$1,742
Cobblestone at Eagle Harbor	37,086	14,485	39%	2,790
Cordoba Beach	390	—	—	390
Hamptons	184	—	—	—
Las Olas River House	51,911	17,004	33%	—
Lofts on Post Oak (1)	34,266	5,056	15%	6,166
Madison at Park West	29,319	11,656	40%	1,810
Mirabella	31,141	14,880	48%	1,673
Montreux	10,004	4,550	45%	1,861
Oxford Place (2)	18,999	—	—	2,909
Quarter at Ybor City (3)	16,261	—	—	4,673
Southampton Pointe	1,117	—	—	874
Tradition at Palm Aire	33,981	20,448	60%	1,165
Twelve Oaks at Fenwick (4)	25,269	—	—	2,019
Via Lugano (3)	66,327	31,818	48%	6,086

	$368,454	$124,831	34%	$34,158

(1)	We have pledged our 50% of sales proceeds from this property as additional security for the loan on 210 Watermark. We repaid the debt in September 2007 and obtained another loan in December 2007. We sold 210 Watermark in September 2007.

(2)	This property is also pledged to secure the debt on Tradition at Palm Aire.

(3)	This property is pledged as collateral under the secured credit facility with Barclays Capital Real Estate, Inc. See information regarding this agreement under the caption “Mortgages and other Debt – Secured Credit Facilities.”

(4)	This property is pledged as collateral under the $25 million line of credit with Bank of America.
The following table presents information about remaining costs and available financing for our active for-sale communities.

	High- and	Townhome and
	Mid-rise	Traditional New	Condominium	Land
	Developments	Developments	Conversions	Development	Total
Projects with revolving construction facilities currently in place:
Costs to complete (1)	$—	$115,083	$—	$—	$115,083
Available financing (2)	$—	$115,083	$—	$—	$115,083

Other projects with financing currently in place:
Costs to complete (1)	$14,474	$—	$12,999	$—	$27,473
Available financing (3)	$13,308	$—	$1,633	$—	$14,941

Projects without construction financing currently in place:
Costs to complete (1)	$41,780	$—	$—	$—	$41,780
Anticipated financing (4)	$38,696	$—	$—	$—	$38,696

(1)	Costs to complete represent estimated construction costs to complete the project. In addition to these costs, we anticipate incurring marketing, advertising, selling commissions and closing costs, and interest. Costs to complete for condominium conversions represent unit upgrades that will be incurred upon sale of the units.

(2)	Costs to complete are expected to be funded by borrowings under revolving construction facilities, although total available debt as of June 30, 2007, is $31.3 million.

(3)	Total available debt as of June 30, 2007, is $45.4 million.

(4)	We expect to arrange financing for 65% to 85% of total budgeted costs for high- and mid-rise developments.
In addition to the active for-sale communities described above, as of June 30, 2007, we had active rental communities with 2,913 units under development or reposition. We also had 3,757 units in 18 communities in our development pipeline at June 30, 2007. Our development pipeline includes projects either owned or for which we have site control and for which we may not have obtained zoning and other governmental approvals and final determination of economic feasibility. We anticipate projects in our development pipeline will be completed and sold over the next six years, however there is no assurance as to the expected sell-out period.
The following table presents the changes in the number of units in our active projects and development pipeline between March 31, 2007 and June 30, 2007.

	Changes in Units in Active Projects and Development Pipeline
	March 31, 2007 to June 30, 2007
		Mixed-use
	High- and	Residential and	Townhome			Rental
	Mid-rise	Commercial	and Traditional New	Condominium	Land	Repositions/
	Developments	Developments	Developments	Conversions	Development	Developments	Total

Active projects as of March 31, 2007	829	—	946	1,925	111	2,561	6,372
Closings	(38)	—	(84)	(309)	(12)	—	(443)
Reclassified as rental development	(217)	—	—	—	—	217	—
Transfer from development pipeline	—	—	—	—	—	135	135
Adjustment to number of units	(3)	—	—	(1)	—	—	(4)

Active projects as of June 30, 2007	571	—	862	1,615	99	2,913	6,060

Development pipeline as of March 31, 2007	1,377	2,126	172	510	—	—	4,185
Transfer to active projects	—	(135)	—	—	—	—	(135)
Transfer to rental developments	(108)	—	—	—	—	108	—
Additions	—	—	—	—	—	416	416
Adjustments to number of units	—	7	—	—	—	—	7
Discontinued projects	—	(500)	—	(216)	—	—	(716)

Development pipeline as of June 30, 2007 (1)	1,269	1,498	172	294	—	524	3,757

(1)	Since June 30, 2007, we have discontinued projects with 416 units, sold a project with 38 units, and transferred a project with 294 units to the Real Estate Services Business to be held for sale.
The following table presents number of units in our active projects and development pipeline by geographic region as of June 30, 2007. The term “Northeast” below means the states of Connecticut, New Jersey and New York, and the term “Southeast” means the states of Florida, South Carolina, Tennessee and Texas.

	Units in Active Projects and
	Development Pipeline at June 30, 2007
	Northeast	Southeast	Total
High- and mid-rise developments	1,730	110	1,840
Mixed-use residential and commercial developments (1)	1,156	342	1,498
Rental communities in lease-up or under development or reposition	999	2,438	3,437
Townhome and traditional new developments	310	724	1,034
Condominium conversions	—	1,909	1,909
Land development	—	99	99

Total	4,195	5,622	9,817

(1)	These projects include commercial space with 319,500 square feet in the Northeast and 84,077 square feet in the Southeast.
We have an aggregate weighted-average profits interest of 84% in these active projects and development pipeline.
Real Estate Services Business
As stated previously, results for our segments do not distinguish between revenues of consolidated and unconsolidated properties. Therefore, rental revenue and net operating income (rental revenue less property operating expenses) in the following discussion include both consolidated and unconsolidated rental communities. Rental revenue and net operating income in the following discussion also include operating results of properties sold or held for sale and reported in discontinued operations in our consolidated operating results. You should read the following discussion together with the operating statements and summary of net operating income in NOTE 7. “SEGMENT REPORTING” in the Notes to Consolidated Financial Statements. Net operating income is a supplemental non-GAAP financial measure. We present a reconciliation of net operating income to net income or loss for Real Estate Services in the operating statements in NOTE 7. “SEGMENT REPORTING” in the Notes to Consolidated Financial Statements.
Real Estate Services reported net operating income of $12.5 million and $26.3 million for the three and six months ended June 30, 2007, and $11.9 million and $22.6 million for the three and six months ended June 30, 2006. Net operating income as a percentage of rental revenue was 46.6% and 49.2% for the three and six months ended June 30, 2007, and 52.6% and 49.9% for the corresponding periods in 2006. While properties we have decided not to convert to condominium homes for sale contributed $2.4 million and $4.6 million to the increase for the three and six months ended June 30, 2007, they have also caused a decrease in net operating income as a percentage of rental revenue because they are in lease-up. Properties held in both years contributed decreases of $825,000 and $60,000, mostly due to an increase in property operating expenses.
The following table presents net operating income for our 36 same store stabilized apartment communities with 7,984 units owned for all periods presented below.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Same store stabilized apartment communities:
Rental revenue	$19,081	$19,266	$38,161	$38,328
Property operating expenses	(9,521)	(8,881)	(18,313)	(18,420)

Net operating income	$9,560	$10,385	$19,848	$19,908

Net operating income as a percentage of rental revenue	50.1%	53.9%	52.0%	51.9%
Average monthly rental revenue per unit	$797	$804	$797	$800
Net operating income for our 36 same store stabilized apartment communities decreased $825,000, or 7.9%, and $60,000, or .3%, for the three and six months ended June 30, 2007. These decreases were mostly due to 7.2% and .6% increases in property operating expenses. The majority of the increase is related to increases in property taxes, insurance, utilities, and other non-recurring replacements.
Impairment charges were $89.9 million for the three and six months ended June 30, 2007, compared to recoveries of $94,000 and expense of $172,000 for the prior periods. Of the $89.9 million recorded in 2007, $89.7 million represents the write down of four apartment communities we have decided not to convert to condominium homes for sale upon the decision that they would not be held long-term.
We sold one property for a gain on sale of real estate of $1.4 million and two properties for a gain on sale of real estate of $1.8 million during the three and six months ended June 30, 2007. We sold one property for a gain on sale of real estate of $2.9 million and five properties for a gain on sale of real estate of $14.6 million during the same periods in 2006. Included in gains on sale of real estate are properties owned through unconsolidated partnerships and joint ventures.
Interest expense increased $7 million, or 76.1%, and $13.9 million, or 81.7%, for the three and six months ended June 30, 2007, compared to the corresponding periods of 2006. Apartment communities we have decided not to convert to condominium homes for sale contributed increases of $6.2 million and $11.8 million. For the 36 same store stabilized apartment communities, interest expense increased 8.2% from $8.4 million to $9 million and 10% from $16.3 million to $18 million due to increased debt in connection with 2006 and 2007 refinancings. These refinancings increased outstanding indebtedness $20 million in the three months ended June 30, 2006 and $625,000 and $445,000 for the three and six months ended June 30, 2007.

Depreciation expense was $5.4 million and $10.8 million for the three and six months ended June 30, 2007, compared to $3.4 million and $6.8 million for the same periods in 2006. Apartment communities we have decided not to convert to condominium homes for sale contributed increases of $1.7 million and $3.3 million for the three and six months ended June 30, 2007, compared to the same periods in 2006.
General and administrative expenses of Real Estate Services increased to $3.2 million and $5.1 million for the three and six months ended June 30, 2007, from $1.8 million and $3.2 million for the corresponding periods in 2006. General and administrative expenses were 12% and 9.5% of divisional revenues for the current periods compared to 7.8% and 7.1% in 2006. These increases were principally due to personnel additions and increases in salary and benefit costs for the three and six months ended June 30, 2007 compared to the same period in 2006, and estimated sales tax expense recorded in the second quarter of 2007.
Liquidity and Capital Resources
Liquidity
Historically, our principal sources of cash have been homebuilding sales, borrowings, rental operations and proceeds from the sale of rental real estate. The sudden and rapid deterioration in the real estate credit markets in the summer of 2007 resulted in Tarragon being unable to complete financing transactions that had been under negotiation. In addition, our business continues to be affected by the significant deterioration of the homebuilding industry in the markets in which we operate, and in the Florida market in particular. These conditions have led to a decline in new home prices, increased use of sales discounts and other incentives and increased interest and other carrying costs. We have also incurred additional lease-up and interest costs associated with apartment properties that we targeted for conversion into condominiums but subsequently decided to operate as rental properties. Current market conditions remain difficult, and there can be no assurance that they will not continue to adversely impact our operations.
These events described above materially affected our liquidity, including our ability to repay existing indebtedness as it became due and to meet other current obligations. As described in more detail under “Mortgages and Other Debt” below and in NOTE 5 “NOTES PAYABLE AND COVENANTS” in the accompanying Notes to Consolidated Financial Statements, we did not pay August 2007 debt service as scheduled and received notices of default and acceleration from certain of our lenders, including GECC and Fannie Mae. Loans with GECC, Fannie Mae and certain other lenders have been reinstated as of December 21, 2007. However, we continue to be in default on certain loans. Additionally, we have not paid certain loans that have matured since June 30, 2007, and are seeking extensions of the maturities from these lenders. As discussed in NOTE 4. “INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES” in the accompanying Notes to Consolidated Financial Statements, we received notices of default, as guarantor, from the lenders of three unconsolidated entities because August 2007 and September 2007 debt service payments were not made timely. These loans have been restored to good standing, but have subsequently matured. We are seeking extensions of the maturities from these lenders.
Tarragon believes that its real estate portfolio and development platform have significant equity value in excess of existing indebtedness. Accordingly, in August 2007, Tarragon’s board of directors formed a special committee of independent directors to evaluate strategic and financial alternatives, including all available forms and sources of financing, property sales and other strategic transactions. Since August 2007, Tarragon has sought to improve the Company’s liquidity and financial condition. In connection with these efforts, the Company has (a) negotiated agreements with a number of its significant lenders; (b) sold a number of properties, the proceeds of which were used to repay debt or bring current Tarragon’s obligations under other loan agreements; and (c) implemented a reduction in workforce. Tarragon’s board of directors also suspended the payment of quarterly dividends on Tarragon’s 10% cumulative preferred stock.

The Company’s plan to improve its liquidity contemplates additional property sales. In addition, the Company continues to explore other strategic and financing alternatives and to negotiate with its lenders to reinstate debt obligations that remain in default or have matured. Some of our efforts to reduce costs have been offset by professional and consulting fees associated with our advisors in the evaluation of strategic and financial alternatives. If Tarragon is unable to obtain sufficient liquidity to fund its operations in the near-term or is unable to negotiate acceptable terms with its lenders, it may be necessary for Tarragon to undertake other actions as may be appropriate in the light of its current liquidity situation.
As described in more detail below under “Mortgages and Other Debt,” as of June 30, 2007, we were not in compliance with financial covenants in certain of our existing debt agreements. In addition, because we anticipate additional property impairment charges and other write-downs in the third quarter of 2007, Tarragon was not in compliance with financial covenants in this and other debt agreements at September 30, 2007. Failure to comply with these covenants could constitute an event of default that allows the lenders to demand immediate repayment of all outstanding borrowings or pursue other remedies unless we can reach an agreement with such lenders to amend the financial covenants. Our inability to comply with our financial covenants, obtain waivers of non-compliance, restructure our debt or obtain alternative financing to replace our existing debt would have a material adverse effect on the Company’s financial position, results of operations and cash flows.
Our consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2007, we have $1,561.1 million in consolidated borrowings, and have guaranteed debt of our unconsolidated joint ventures totaling $60.9 million. We have experienced significant losses for the year ended December 31, 2006, and the six months ended June 30, 2007, and continue to generate negative cash flows from operations. For the six months ended June 30, 2007, we incurred a net loss of ($185.3 million). As of June 30, 2007, we had stockholders’ equity of $92.7 million, which was a significant decrease when compared to stockholders’ equity of $279.5 million as of December 31, 2006. These results raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend on our ability to complete our planned sales of properties, to modify financial covenants in our debt agreements, to restructure, extend, or refinance our debt obligations that remain in default or mature. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets.
Mortgages and Other Debt
As of June 30, 2007, our total consolidated debt was $1,561.1 million, and we guaranteed debt of our unconsolidated joint ventures totaling $60.9 million. Of that amount, $170.3 million is currently in default. Debt in default as of the date of this filing includes:
•	$157.1 million outstanding under a secured credit facility with Barclays. Accrued but unpaid interest at the contractual rate and default interest at 5%, late fees, and reimbursements to Barclays for legal fees and property taxes paid were approximately $9.8 million at December 21, 2007. We are in discussions with Barclays in an effort to restructure this debt. We have entered into a contract to sell all of the Barclays’ properties in a transaction in which the buyer would assume $108 million of the Barclays’ debt and pay off the balance.

•	$5.8 million of senior convertible notes. We have offered the note holder payment of past due interest of $232,000 in exchange for reinstatement of the notes.

•	$7.4 million land loan secured by a property in Norwalk, Connecticut. The lender has initiated judicial foreclosure proceedings, which we intend to defend. Accrued but unpaid interest at the contractual rate and late fees on this loan are currently approximately $1 million.

In addition, as of June 30, 2007, we did not meet the financial covenants for consolidated debt totaling $342.5 million. Of this amount, $77.2 million has been satisfied through sales of the properties or condominium inventory securing the debt or refinancing. An additional $19.4 million is expected to be satisfied through the sale of the property securing the debt, which sale is scheduled to occur in late December 2007. We have been granted forbearance from the lender of another $14.4 million through June 30, 2009. We are negotiating with the holder of our $125 million of subordinated unsecured notes for a long-term modification or waiver of this debt. We intend to seek waivers or modifications of the covenants from the lenders of the remaining $106.5 million of consolidated debt. Also as of June 30, 2007, Tarragon, as guarantor of a $9 million land loan of three unconsolidated joint ventures, did not meet the net worth and leverage covenants contained in the debt agreement. We intend to seek a waiver or modification of the covenants from the lender. There can be no assurance that we will be able reach an agreement with such lenders to amend the financial covenants. Our inability to comply with our financial covenants, obtain waivers of non-compliance, restructure our debt or to refinance our existing debt as it matures would have a material adverse effect on the Company’s financial position, results of operations and cash flows.
The following table summarizes debt maturing for the quarterly periods presented.

	Three	Three	Three	Three	Three	Three
	Months	Months	Months	Months	Months	Months
	Ended	Ending	Ending	Ending	Ending	Ending
	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2007	2007	2008	2008	2008	2008	Total
Consolidated debt maturing during the period	$113,297	$108,882	$186,355	$24,873	$111,764	$166,192	$711,363
Less debt satisfied subsequent to June 30, 2007, through sales, refinancing, or extension	(105,887)	(32,300)	(50,100)	—	(72,633)	—	(260,920)
Less debt expected to be satisfied through sales scheduled to close in December 2007 or January 2008	—	—	(61,982)	(19,419)	—	—	(81,401)

Remaining consolidated debt maturing during the period	$7,410	$76,582	$74,273	$5,454	$39,131	$166,192	$369,042

Debt of unconsolidated joint ventures guaranteed by Tarragon maturing during period	$—	$17,356	$—	$34,532	$—	$9,000	$60,888

The remaining consolidated debt that matured during the third quarter of 2007 is a $7.4 million land loan in default for which the lender has initiated judicial foreclosure proceedings, which we intend to defend. Of the unconsolidated joint venture debt guaranteed by Tarragon maturing during the fourth quarter of 2007, $5.1 million has been satisfied subsequent to June 30, 2007, through sales of condominium units. Excluding these loans, we are in discussions with the lenders of the consolidated and unconsolidated debt matured or maturing during the third and fourth quarters of 2007 and the first quarter of 2008 to obtain extensions of the maturity dates. We also intend to seek extensions or alternative financing for the loans maturing in the second, third, and fourth quarters of 2008. There can be no assurance that we will be able to obtain extensions or alternative financing to satisfy this debt as it comes due.
Additional information regarding loan defaults and other actions we have taken to address our liquidity issues is set forth below.
Senior Convertible Notes. The outstanding principal balance of our convertible notes was $5.8 million at June 30, 2007. The convertible notes bear interest at 8% per annum, payable semi-annually, and mature in September 2009. The outstanding convertible notes are convertible into 82.1168 shares of our common stock per $1,000 in principal amount of notes at the current conversion price of $12.18 per share.

In August 2007, Tarragon received a notice of default from the holder of the convertible notes based on cross-default provisions in the indenture governing the notes. In October 2007, Tarragon received a subsequent notice of default and acceleration for failure to make the semi-annual interest payment due September 15, 2007. The outstanding balance of the convertible notes, including accrued interest and late fees, was $6 million as of September 30, 2007. We have offered the holder payment of the past due interest totaling $232,000 in exchange for reinstatement of the notes.
Subordinated Unsecured Notes. On June 15, 2005, we issued $40 million of unsecured subordinated notes due June 30, 2035. The notes bear interest, payable quarterly, at a rate of 8.71% through June 30, 2010, and afterwards at a variable rate equal to LIBOR plus 4.4% per annum (9.72% at June 30, 2007). The notes are prepayable after June 30, 2010, at par. On September 12, 2005, we issued an additional $25 million of unsecured subordinated notes due October 30, 2035. These notes bear interest, payable quarterly, at a rate of 8.79% through October 30, 2010, and afterwards at a variable rate equal to LIBOR plus 4.4% per annum (9.72% at June 30, 2007). The notes are prepayable after October 30, 2010, at par. On March 1, 2006 we issued an additional $60 million of unsecured subordinated notes due April 30, 2036. These notes bear interest at 400 basis points over 30-day LIBOR with interest payable quarterly (9.32% at June 30, 2007). The notes are prepayable after April 30, 2011, at par. As of June 30, 2007, the outstanding principal balance of these three series of subordinated unsecured notes was $125 million.
As of June 30, 2007, we were not in compliance with a debt service coverage ratio and net worth covenants contained in the indentures for the subordinated unsecured notes. We are negotiating with the noteholders of the subordinated unsecured notes for a longer-term modification or waiver. We anticipate, but can provide no assurances, that we will be able to reach such an agreement and modification with the holders of these notes. If we are unable to reach an agreement with the note holders, under the terms of the indentures, the indenture trustee or the holders of not less than 25% of the outstanding notes of any series (after 30 days prior notice), could give us a notice of default and accelerate payment of these subordinated unsecured notes. The acceleration of our obligations under these notes would have a material adverse effect on our liquidity and financial position.
Unsecured Credit Facilities. At June 30, 2007, we had a $40 million unsecured line of credit with affiliates of William S. Friedman, our chief executive officer and chairman of our Board of Directors. Advances under this loan bear interest at the lower of 100 basis points over the 30-day LIBOR or the lowest rate offered in writing to us for an unsecured loan by an institutional lender (6.32% at June 30, 2007). Until August 2007, the loan called for payments of interest on demand, but no more frequently than monthly with all outstanding principal due at maturity in January 2008. As of June 30, 2007, the outstanding balance under this line of credit was $32.9 million. In August 2007, Tarragon and Mr. Friedman agreed that no further advances would be made under this line of credit. In November 2007, this line of credit was converted into a term loan that matures in January 2009, and Tarragon was granted the right to defer interest payments until November 2007. Interest payments totaling $1.5 million were made in November and December 2007 in connection with the conversion of the line of credit to a term loan.
Secured Credit Facilities. We have a $25 million revolving line of credit with Bank of America secured by assets of one of our consolidated joint ventures and unsold units of one of our condominium conversion properties. Advances under the loan bear interest at 225 basis points over 30-day LIBOR (7.57 % at June 30, 2007). Payments of interest only are due monthly, with all outstanding principal and interest due in November

2007. As of June 30, 2007, $22.9 million was outstanding under this loan. Also, as of June 30, 2007, we were not in compliance with certain of the covenants contained in this line of credit. On November 14, 2007, the revolving line of credit matured. We are negotiating a short-term extension of the maturity date for this obligation.
As of June 30, 2007, we currently have mortgage loans totaling $112 million under a secured credit facility with GECC that matures in September 2009. The mortgage loans under this non-recourse facility are cross-collateralized and cross-defaulted. The mortgages on three loans with an aggregate balance of $88 million bear interest at a fixed rate of 6.06%, payable monthly. One loan of $24 million bears interest at 173 basis points over the 30-day LIBOR payable monthly (7.05% at June 30, 2007).
Ansonia, a consolidated joint venture which is 89.44% owned by Tarragon, has a $409 million secured credit facility with GECC secured by first and second liens on 23 of its properties, as well as pledges of equity interests in the property owning entities. The non-recourse mortgage loans under this facility are cross-collateralized and cross-defaulted, and mature in November 2012. Interest accrues on $370 million of this indebtedness at a blended fixed rate of 5.95% payable monthly. The remaining $39 million bears interest at a blended floating rate of 6.7% in excess of LIBOR (12.02% as of June 30, 2007) and requires monthly payments of principal and interest computed on a 25-year amortization schedule.
We did not make our debt service payments due in August 2007, and GECC issued notices of default and acceleration with respect to mortgages totaling $587.1 million secured by 31 properties. In September 2007, we entered into cash management agreements with GECC including the four properties securing the $112 million facility and the 23 properties securing the $409 million facility described above, under which GECC will use the proceeds from each property to pay current debt service, fund reserve requirements, and pay approved property operating expenses to the extent sufficient funds are available from those proceeds. On September 12, 2007, Tarragon entered into an agreement with GECC whereby these loans were reinstated. From September through December 2007, four properties with mortgages from GECC were sold. The proceeds from these sales were used to repay debt of $99.4 million, to provide cash to bring other GECC loans current, and establish reserves required by GECC. The purchaser of one of the properties assumed the $36.1 million loan of the related property.
We have mortgage loans totaling $165.6 million under a secured credit facility with Barclays that mature in November 2008. The loans are cross-collateralized and cross-defaulted, and are secured by a single mortgage instrument encumbering six properties pledged as collateral. The pledged properties are Via Lugano, located in Boynton Beach, Florida; Madison at Park West, in Mt. Pleasant, South Carolina; Ballantrae, in Sanford, Florida; Promenade at Reflection Lakes, in Ft. Myers, Florida; Monterra at Bonita Springs, in Bonita Springs, Florida; and The Quarter at Ybor City, in Tampa, Florida. The Company has guaranteed repayment of up to $15 million in principal amount of the aggregate indebtedness under this facility. The indebtedness is otherwise non-recourse. Interest accrues at a rate of 3.0% in excess of LIBOR (8.32% as of June 30, 2007) payable monthly. Principal payments are made as condominium units at certain of the pledged properties are sold. At June 30, 2007, we repaid the loan secured by The Quarter at Ybor City and proceeds from closings of sales at this project will be used to make principal payments on the other loans.

     The following table summarizes the loan balances as of June 30, 2007 under this facility:

				Tarragon’s
	Balance at	Interest Rate at	Maturity	Interest
Project	June 30, 2007	June 30, 2007	Date	in Profits
Ballantrae	$37,463	8.32%	Nov-2008	100%
Madison at Park West	11,656	8.32%	Nov-2008	100%
Monterra at Bonita Springs	38,212	8.32%	Nov-2008	100%
Promenade at Reflection Lakes	46,444	8.32%	Nov-2008	100%
Via Lugano	31,818	8.32%	Nov-2008	100%

	$165,593

In August 2007, Tarragon received notices of default from Barclays for failure to make debt service payments in August 2007. As of September 30, 2007, the aggregate amount of outstanding principal and interest under the Barclays notes was $160.6 million. Barclays also demanded immediate payment of $15 million under the related repayment guaranty. In September 2007, Barclays initiated a foreclosure proceeding against the properties. Pursuant to a court order in that proceeding, rents of four of the properties in excess of expenses to preserve, maintain, and operate the properties are paid to Barclays monthly. We are in discussions with Barclays to restructure these loans.
Non-recourse Mortgage Debt. In addition to the GECC secured credit facilities, as of June 30, 2007, we had an aggregate of $146.8 million of outstanding non-recourse indebtedness secured by 16 rental apartment communities (of which one is classified as held for sale at June 30, 2007) and one commercial property. The agreements governing this mortgage debt generally do not contain restrictive covenants and are not guaranteed by us or any of our subsidiaries or joint ventures. Of these mortgage loans, $106.4 million bear interest at various fixed rates, and $40.3 million bear interest at various floating rates. As of June 30, 2007, the weighted average interest rate of these mortgage loans was 6.44%.
In August 2007, Tarragon received notices of default and acceleration from Fannie Mae for failure to make August 2007 debt service payments on mortgage loans totaling $79.6 million secured by 11 apartment properties. Subsequently, Fannie Mae initiated foreclosure litigation and obtained court appointed receivers on six of the properties. In September 2007, we brought the loans current and entered into an agreement with Fannie Mae to reinstate the mortgage loans and dismiss the receivers and the pending foreclosure actions. In December 2007, we sold one of the properties with a mortgage from Fannie Mae, and the purchaser assumed the $23.5 million loan on that property.
Recourse Mortgage Debt. The following table summarizes the material terms of our recourse mortgage debt:

	Recourse	Non-Recourse			Tarragon’s
	Balance at	Balance at	Interest Rate at		Interest
Project	June 30, 2007	June 30, 2007	June 30, 2007	Maturity Date	in Profits
210 Watermark(1)	$26,000	$—	7.92%	Nov-2007	100%
Bermuda Island	41,459	—	7.67%	Dec-2007	100%
Gables Floresta (2)	74,400	—	7.82%	Jul-2008	100%
Las Olas River House	15,004	—	7.47%	Jan-2009	100%
Las Olas River House	2,000	—	7.52%	Jul-2012	100%
Northgate (3)	15,000	4,419	7.82%	Apr-2008	100%
Orlando Central Park	5,455	—	7.32%	Apr-2008	100%

	$179,318	$4,419

(1)	This property was sold and this debt repaid in September 2007.

(2)	This property was sold in December 2007, and we repaid $60 million of the principal balance. We negotiated terms for a separate note to repay the remaining balance of the debt. See discussion below regarding the National City defaults.

(3)	This property is under contract for sale, and the sale is expected to close during December 2007.
As of June 30, 2007, we were not in compliance with the minimum net worth and leverage ratio covenants contained in the LaSalle loan agreements. In August 2007, we received notices of default from LaSalle for failure to make debt service payments on the Bermuda Island, Northgate, and Orlando Central Park mortgages. In October 2007, proceeds from the sale of Kennesaw Farms (see Construction Loans below) were used to pay past due debt service. We also entered into agreements with LaSalle under which these three loans and the Orion land loan (see Land Loans below) are now cross defaulted. LaSalle has also agreed to forbear from exercising any rights relating to any existing or future financial covenant defaults under the Tarragon guaranty through December 31, 2007, or upon the sale of a property securing one of the loans, if earlier.
In August 2007, we received notices of default and acceleration from National City for failure to make the debt service payments on the Gables Floresta, Aldridge, and Stonecrest mortgages. In November 2007, National City agreed to forbear from exercising any rights or remedies as a result of the existing default through July 2009. Pursuant to the agreement, we must pay August through October 2007 debt service payments of $1.9 million by January 7, 2008. As of September 30, 2007, the aggregate outstanding balance, including interest, of these loans was $98.8 million. As of June 30, 2007, we were not in compliance with a net worth covenant on the Gables Floresta loan. In the forbearance agreement entered into in November 2007, compliance with this covenant was waived through June 30, 2009. As discussed below, we sold the rental property securing this loan in December 2007.
On December 3, 2007, we sold the Gables Floresta property for $60.3 million, and repaid interest charges and $60 million of the $74.4 million outstanding loan balance. Pursuant to the agreement with National City, we issued a $14.4 million promissory note for the remaining principal balance (the “Shortfall Note”). The Shortfall Note is secured by second liens on the two other properties securing National City’s outstanding loans and matures in December 2009. Proceeds from any sale of the other two properties after satisfying the first mortgages, would further reduce the balance of the Shortfall Note.
In September 2007, we received a notice of default from BankAtlantic for failure to make August debt service payments on the $2 million mortgage loan secured by Las Olas River House. This loan was restored to good standing when August and September interest were paid in September 2007.
Construction Loans. In connection with our various homebuilding projects, we obtain loans to finance the cost of construction. Generally, one of our subsidiaries or a joint venture will incur the construction loan, and we will guarantee the repayment of the construction loan and/or grant a completion guarantee with respect to the project. In general, we repay outstanding amounts under construction loans on for-sale communities with proceeds from home sales. We refinance construction loans on rental communities with long-term mortgage financing upon the completion and stabilization of the properties. The following table summarizes the material terms of our subsidiaries’ construction loans, all of which we have guaranteed:

	Commitment	Balance at	Interest Rate at	Maturity	Tarragon’s
Project	Amount	June 30, 2007	June 30, 2007	Date	Interest in Profits
800 Madison	$74,000	$16,257	7.57%	Dec-2009	70%
1000 Jefferson (2)	77,000	61,982	7.07%	Jan-2008	70%
Aldridge	22,950	15,623	7.22%	Jul-2009	100%
Deerwood Ocala (3)	22,125	21,761	7.07%	Aug-2007	50%
Kennesaw Farms (1)	22,000	528	7.02%	Jun-2010	100%
One Hudson Park	88,000	59,880	7.82%	Jan-2008	100%
Trio West	50,000	34,325	8.32%	Jan-2009	100%
Vintage at the Grove	47,000	10,047	7.32%	Mar-2010	100%
Warwick Grove	10,000	2,837	7.52%	Sep-2008	50%

	$413,075	$223,240

(1)	This property was sold and this debt assumed by the purchaser in October 2007.

(2)	This property is under contract of sale and is expected to close in January 2008.

(3)	This property was sold and this debt assumed by the purchaser in November 2007.
As of June 30, 2007, we were not in compliance with the net worth covenants contained in the 800 Madison and One Hudson Park construction loans.

In August 2007, we received a notice of default and acceleration of the construction loan for the Aldridge development property from National City based on cross-default provisions contained in the loan agreement. (See National City loan defaults discussion under the caption Recourse Mortgage Debt.)
The Deerwood Ocala construction loan matured in August 2007. In October 2007, we received a letter from Wachovia Bank, National Association (“Wachovia”) demanding payment of the loan. Also in October, Wachovia initiated judicial foreclosure proceedings. We sold the Deerwood Ocala property in November 2007, and the purchaser assumed the outstanding $21.9 million loan. We paid $2.4 million of interest charges, including default interest, from the closing proceeds.
Condominium Conversion Loans. Historically, we have obtained loans to finance the cost of acquiring and/or renovating rental properties for conversion into condominium homes. Generally, one of our subsidiaries or a joint venture incurred the loan, and we guaranteed the repayment of the loan. The following table summarizes the material terms of our subsidiaries’ outstanding condominium conversion loans. See the table that presents the ratio of debt to total estimated remaining sell-out as of June 30, 2007, for our subsidiaries’ completed condominium inventory under the caption, “Homebuilding Business” above.

		Recourse	Non-Recourse			Tarragon’s
	Commitment	Balance at	Balance at	Interest Rate at	Maturity	Interest in
Project	Amount	June 30, 2007	June 30, 2007	June 30, 2007	Date	Profits
Bishops Court at Windsor Parke (1)	$4,934	$4,934	$—	7.97%	Sep-2008	100%
Cobblestone at Eagle Harbor	16,118	14,485	—	7.82%	Jul-2008	100%
Mirabella	14,880	12,587	2,293	8.02%	Jul-2009	100%
Montreux at Deerwood (1)	4,550	4,550	—	7.97%	Sep-2008	100%
The Tradition at Palm Aire	20,448	8,000	12,448	8.27%	Aug-2009	100%

	$60,930	$44,556	$14,741

(1)	These properties collateralize one condominium conversion loan.
As of June 30, 2007, we were not in compliance with the leverage covenant contained in the BankAtlantic condominium conversion loan. In September 2007, we received notices of default from BankAtlantic for failure to make August debt service payments on the loan for Bishops Court and Montreux at Deerwood condominium conversion projects. This loan was restored to good standing when August and September 2007 interest was paid in September.
In connection with the reinstatement of the GECC loans, the maturities of the Mirabella and Tradition at Palm Aire loans were extended until July and August 2009, and Tarragon funded interest reserves totaling $4.8 million for these loans.
Acquisition and Development Loans. In connection with some of our homebuilding projects, we obtain loans to finance the purchase and the development of the land infrastructure. Generally, one of our subsidiaries or a joint venture will incur the loan, and we will guarantee the repayment of the loan. The following table summarizes the material terms of our subsidiaries’ acquisition and development loans, all of which we have guaranteed:

					Tarragon’s
	Commitment	Balance at	Interest Rate at		Interest
Project	Amount	June 30, 2007	June 30, 2007	Maturity Date	in Profits
Alexandria Pointe (1)	$852	$852	8.32%	Jun-2008	40%
The Exchange	6,300	6,300	7.57%	Nov-2007	100%
Stonecrest	5,790	4,747	7.22%	Jul-2008	100%
Trio East	3,600	3,600	7.47%	Oct-2007	100%
Warwick Grove	5,811	5,811	7.52%	Sep-2008	50%

	$22,353	$21,310

(1)	This property was sold and the debt repaid in November 2007.

As of June 30, 2007, we were not in compliance with the minimum net worth covenant contained in the loan agreement for Alexandria Pointe. In October 2007, the maturity date of the Alexandria Pointe loan was extended from June 2007 to June 2008. This loan was repaid in November 2007 upon sale of the property.
In August 2007, we received a notice of default and acceleration of the Stonecrest loan from National City for failure to make August debt service payment on the Stonecrest mortgage. See the discussion of the National City loan defaults discussion under the caption Recourse Mortgage Debt.
In November 2007, we obtained construction financing of $12 million for a mid-rise development known as The Exchange and repaid the existing $6.3 million acquisition and development loan from Bank of America. The construction loan has a one year term maturing in November 2008.
On October 15, 2007, a $3.6 million acquisition and development loan secured by a mid-rise development known as Trio East matured. We have not repaid this loan and are in discussions to extend the maturity date.
Land Loans. When we acquire land for future development or sale, we sometimes finance the acquisitions with land loans. Generally, one of our subsidiaries or a joint venture will incur the loan, and we will guarantee the repayment of the loan. The following table summarizes the material terms of our subsidiaries’ land loans, all of which we have guaranteed:

				Tarragon’s
	Balance at	Interest Rate at		Interest
Project	June 30, 2007	June 30, 2007	Maturity Date	in Profits
100 East Las Olas (1)	$8,125	9.25%	Mar-2008	100%
20 North Water Street	7,410	8.00%	Jul-2007	100%
Central Square	11,250	7.42%	Jul-2008	100%
Coventry Club	8,600	7.32%	Nov-2007	100%
Orion	7,133	7.82%	Mar-2008	70%
Uptown Village	7,615	7.42%	Sep-2007	100%

	$50,133

(1)	This property was sold and its debt repaid in October 2007.
In September 2007, we received a notice of default from BankAtlantic for failure to make the August 2007 debt service payment on the 100 East Las Olas loan. The loan was repaid when the property was sold in October 2007.
The 20 North Water Street loan, which matured on July 29, 2007, has not been repaid. Under the terms of the note, the interest rate increased from 8% to 18% per annum upon maturity of the loan. In August 2007, North Water LLC, the lender, initiated foreclosure proceedings. We intend to defend the foreclosure litigation.
In October 2007, Tarragon and Midway Mills, as guarantors, and the entities that own Uptown Village, Central Square, and Las Olas River House entered into an agreement with Regions Bank under which we paid past due interest on the three loans totaling $31.1 million and established interest reserves of $2.8 million for these three loans. Additionally, the maturity of the Uptown Village loan that otherwise matured in September 2007 was extended until January 2, 2008 (the "Forbearance Termination Date"), and Regions agreed to forbear from exercising any rights or remedies under the existing defaults, through the Forbearance Termination Date. As of September 30, 2007, the Regions Bank loans had outstanding balances, including interest, of approximately $7.8 million, $11.3 million, and $12.6 million, respectively.
Other Debt. We also have other debt with an aggregate balance of $3.3 million at June 30, 2007. There were no defaults or covenant violations related to the $3.3 million.

Sources and Uses of Cash
The following table presents major sources and uses of cash for the three and six months ended June 30, 2007 and 2006.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Sources of cash:
Net proceeds from homebuilding sales	$20,565	$32,269	$34,865	$87,880
Net cash flow from rental operations	(10,726)	11,198	(22,261)	7,136
Net proceeds from the sale of real estate Real Estate Services Business	5,594	3,509	6,253	18,418
Net proceeds related to financings and other borrowings
Homebuilding Business	12,976	7,510	19,692	7,510
Real Estate Services Business	1,732	18,658	2,037	18,658
Lines of credit	9,033	14,299	18,443	17,136
Subordinated unsecured notes	—	(29)	—	58,158
Other corporate debt	(290)	(263)	(1,323)	(519)
Other:
Proceeds from the exercise of stock options	194	174	240	426

Total sources of cash	39,078	87,325	57,946	214,803

Uses of cash:
Purchase of homebuilding inventory or land for development	(9,924)	(18,846)	(16,081)	(67,190)

Development and renovation costs, net of borrowings	(13,108)	(32,870)	(14,612)	(75,801)
Net advances (to) from partnerships and joint ventures for homebuilding activities	3,915	13,272	(203)	(4,571)

Cash used in homebuilding activities	(19,117)	(38,444)	(30,896)	(147,562)

Property capital improvements	(4,459)	(2,337)	(6,055)	(5,052)
Other:
Common stock repurchases	—	(10,149)	—	(15,433)
General and administrative expenses paid	(7,377)	(5,726)	(11,754)	(15,561)
Income taxes paid	(17)	(6,349)	(719)	(8,865)
Dividends to stockholders	(388)	(3,028)	(764)	(3,235)
Purchase of partnership interests	(1,750)	—	(1,750)	—
Preferred return on convertible preferred interest	—	(241)	—	(406)
Interest paid on corporate debt	(2,883)	(2,398)	(6,015)	(4,137)
Cash paid for leasehold improvements	—	(3,556)	—	(3,556)
Other	331	157	512	840

Total uses of cash	(35,660)	(72,071)	(57,441)	(202,967)

Net sources of cash	$3,418	$15,254	$505	$11,836

Cash Flows
Operating Activities: For the six months ended June 30, 2007, our net cash used in operating activities was $24.6 million compared to $219.8 million for the six months ended June 30, 2006. This decrease in cash used in operating activities is principally related to a decrease in purchases of homebuilding inventory. In 2006, we purchased four rental properties for conversion to condominiums for an aggregate cost of $236.2 million, one parcel of land for $7.9 million and purchased land for development of one of our Hoboken, New Jersey, projects for $7.8 million. In 2007, we spent $16.1 million for purchases of homebuilding inventory. We have decided not to convert three of the properties purchased in 2006 and have transferred these properties to the rental real estate portfolio of our Real Estate Services Business.
Partially offsetting this decrease in cash used was a decrease in proceeds from closings of home sales, including distributions of earnings from unconsolidated joint ventures, from $204.5 million in 2006 to $139.8 million in 2007. We executed net new orders for 644 units for all product-types in the first half 2007 compared to 840 units in the first half of 2006. We also closed fewer sales in the first six months of 2007: 796 units compared to 1,731 in the first half of 2006. The number of units in our active for-sale communities was 3,147 at June 30, 2007, down from 4,560 at December 31, 2006. This decrease is partly attributable to the transfer of a project with 396 units to our Real Estate Services Business in the first quarter of 2007 following our decision not to convert the property to condominiums.
We expect net cash used in operations to continue to decline as we complete and sell-out our existing active projects, as well as sell certain development projects, and use proceeds from these sales to repay debt.
Investing Activities. For the six months ended June 30, 2007, our net cash used in investing activities was $1.6 million compared to cash provided by investing activities of $6.6 million for the same period in 2006. Contributions to unconsolidated partnerships and joint ventures were $14.7 million lower in 2007 than in 2006 due to a decrease in the purchase of homebuilding inventory. We received distributions of capital from unconsolidated partnerships and joint ventures of $9 million in 2007 compared to $25.2 million in 2006. This decrease in distributions is related to a decrease in home sales and financings of unconsolidated joint ventures. We also paid $1.8 million in 2007 to purchase the interest of one of our partners in one of our Hoboken, New Jersey, projects.
Construction and acquisition costs of real estate projects under development during the six months ended June 30, 2006, were $5 million. In 2007, all of our projects under development are classified with homebuilding inventory. Therefore, development costs are operating activities rather than investing activities.
In 2006, we sold two apartment communities and three commercial properties, generating net proceeds of $18.4 million. Net proceeds from the sale of real estate in 2007 were $6.3 million from the sale of one commercial property and two outparcels adjacent to one of our apartment communities in Murfreesboro, Tennessee. Based on our current business plan, we expect proceeds from the sale of real estate to continue to be an important source of cash for the remainder of 2007 and 2008.
Financing Activities. For the six months ended June 30, 2007, our net cash provided by financing activities decreased to $26.7 million from $225 million for the six months ended June 30, 2006. This decrease was primarily due to a decrease in borrowings associated with the acquisition of homebuilding inventory. We borrowed $7.4 million in 2007 and $197.3 million in the same period in 2006 in connection with the purchase of properties for conversion to condominiums. Also, in 2006, we issued $60 million of subordinated unsecured notes. During the first six months of 2007, we borrowed $49.2 million and made repayments of $26.7 million under the line of credit from affiliates of William S. Friedman, our Chairman and CEO. During 2006, we borrowed and repaid $9.7 million under this line of credit.
We expect borrowings will continue to be an important source of cash in the future, although we believe the availability of additional financing in the near term has been adversely affected by the recent deterioration of the real estate credit markets.
We received construction loan borrowings of $20.9 million for development costs and made payments on construction loans of $15.2 million from proceeds of home sales of our high- and mid-rise development projects during the first six months of 2007. We received construction loan borrowings of $59.5 million for development costs and repaid a $19.3 million construction loan upon the sale of one of our rental developments during the first six months of 2007. We repaid $62.4 million on condominium conversion loans during the first six months of 2007. During the first six months of 2006, we received construction loan borrowings of $20.6 million for development costs and repaid $19.1 million on construction loans using proceeds from home sales of our high- and mid-rise development projects. We received construction loan borrowings of $13.5 million for development costs of our rental developments during the first six months of 2006 and we repaid $81.4 million on condominium conversion loans. During 2007 and 2006, we used proceeds from home sales to reduce debt by $104.9 million and $116.6 million, respectively.
We spent $15.4 million in the first six months of 2006 to repurchase 918,000 shares of our common stock and 100,000 shares of our preferred stock. We made no stock repurchases in 2007 other than shares surrendered by employees to cover the employees’ tax withholding obligation resulting from the vesting of restricted stock. Under the existing stock repurchase plan, we have authority to repurchase an additional 72,000 shares of common stock. We do not expect to make any stock repurchases in the foreseeable future.

Contractual Commitments
The following table summarizes information regarding contractual commitments.

	Six Months
	Ending
	December 31,	2008	2010
	2007	and 2009	and 2011	Thereafter	Other	Total
Scheduled principal payments on debt:
Loans with extension options (1)	$35,329	$71,659	$10,047	$8,160	$—	$125,195
Loans expected to be repaid in 2007 upon sale of the property (2)	133,075	251,945	7,442	25,155	—	417,617
Completed condominium inventory (5)	15	82,512	75	1,845	—	84,447
Loans for which we are currently negotiating extensions	19,815	—	—	—	—	19,815
Loans related to properties for which we are currently negotiating construction financing	13,710	11,250	—	—	—	24,960
Remaining loans					—
Mortgages and note payable	24,219	275,438	13,393	445,213	—	758,263
Senior convertible notes	—	5,750	—	—	—	5,750
Subordinated unsecured notes	—	—	—	125,000	—	125,000

	226,163	698,554	30,957	605,373	—	1,561,047

Scheduled interest payments on debt (4)	53,063	129,499	85,551	381,294	—	649,407
Unrecognized tax benefits (6)	—	—	—	—	4,453	4,453
Operating leases	1,095	3,760	2,400	6,203	—	13,458
Firm contracts to purchase real estate for homebuilding activities	—	65,300	—	—	—	65,300

	54,158	198,559	87,951	387,497	4,453	732,618

Guaranteed debt of unconsolidated partnerships and joint ventures:
Loans with extension options (3)	—	43,532	—	—	—	43,532
Loans for which we are currently negotiating extensions	12,300	—	—	—	—	12,300
Completed condominium inventory (5)	5,056	—	—	—	—	5,056

	17,356	43,532	—	—	—	60,888

	$297,677	$940,645	$118,908	$992,870	$4,453	$2,354,553

(1)	Of the loans maturing in 2007, $35.3 million were extended for two years. Of the loans maturing in 2008, $5.4 million may be extended one year. Of the loans maturing in 2009, $50.6 million may be extended for six months, and $15.6 million may be extended two years.

(2)	Debt repayments totaling $277.8 million have been made as of December 21, 2007. Of the remaining loans maturing in 2007, $41.5 million may be extended for one year. Of the remaining loans maturing in 2008, $62 million may be extended six months, and $4.7 million may be extended for one year.

(3)	See discussion below under the caption “Off-Balance Sheet Arrangements.”

(4)	Interest is computed based upon the outstanding balances as of June 30, 2007, and for all future periods until the loans mature even though we may repay these loans before the maturity date. For loans with variable rates, interest was calculated based on the interest rate in effect at June 30, 2007.

(5)	See table that presents total estimated remaining sell-out debt, the ratio of debt to total estimated remaining sell-out, and backlog as of June 30, 2007, in the “Homebuilding Business” discussion above.

(6)	The tax years to which the unrecognized tax benefits relate have not been examined by the tax authorities, therefore, we cannot determine timing of cash outflows related to these unrecognized tax benefits.
Of the indebtedness presented above, $175 million is in default as of December 21, 2007. We are currently negotiating with the lenders to reinstate the loans. We intend to extend or repay these loans primarily through refinancings and homebuilding sales. We can make no assurances we can arrange new financing as may be needed to repay maturing loans.
Firm contracts to purchase real estate for homebuilding activities include contracts to purchase two tracts of land for development of condominiums in New Jersey, one in Ridgefield for $16 million, expected to close in December 2008, and the other in Hoboken for $44.3 million, expected to close in the second or third quarter of 2008. Additionally, we have a contract to purchase land for development of a rental property in Tennessee for $5 million, expected to close in March 2008. We anticipate financing these purchases with debt. In addition, we may consider forming joint ventures with other parties who may provide a portion of the capital required.

Off-Balance Sheet Arrangements
We often undertake homebuilding projects in partnership with third parties when our partner has either site control or a particular expertise in the proposed project, or both. We sometimes guarantee loans made to our joint ventures.
We have guaranteed payment of one construction loan, one condominium conversion loan, and four land loans of eight unconsolidated joint ventures. The aggregate fully funded amount of these six loans is $84.4 million. At June 30, 2007, we guaranteed aggregate outstanding balance of $60.9 million. Three of the land loans totaling $12.3 million and a $5.1 million condominium conversion loan mature in 2007, and the $34.5 million construction loan plus the remaining land loan totaling $9 million matures in 2008. Of the $43.5 million maturing in 2008, $34.5 million may be extended for six months and the remaining $9 million for one year.
As of June 30, 2007, Tarragon, as guarantor, did not meet the net worth and leverage covenants under the guarantees of the $9 million loan of the Block 103 Development, L.L.C., Block 114 Development, L.L.C., and TDC/Ursa Hoboken Sales Center, L.L.C. We intend to seek a waiver of noncompliance or a modification of the covenants from the lender.
On September 6, 2007, Tarragon, as guarantor, received notices of default from Provident Bank because Block 106 Development, L.L.C. and Block 144 Development, L.L.C., did not pay August and September 2007 interest on land loans. In September 2007, these loans were restored to good standing when August and September interest was paid. These loans, totaling $8.4 million, matured in December 2007. We are in discussions with Provident Bank to obtain extensions.
On October 20, 2007, the $3.9 million land loan from Bank of America to 900 Monroe Development L.L.C. matured. We are in discussions to obtain an extension of the maturity date for this obligation.
Tarragon and its partner jointly and severally guarantee repayment of the Regions Bank construction loan made to Orchid Grove, L.L.C., upon maturity whether by acceleration or otherwise. The outstanding balance of this loan was $34.5 million at June 30, 2007. We are currently in discussions with Regions Bank for a waiver or loan modification necessitated by the number of completed units exceeding the number allowed by the loan agreement. The loan is current in payment and has not matured or been accelerated. We believe that, as of June 30, 2007, if there were an occurence of a triggering event under the guaranty, the collateral should be sufficient to repay the obligation.
There can be no assurance that we will be able to reach agreements with the lenders for waiver of noncompliance or modification of financial covenants or extensions of maturities.
Recently Adopted Accounting Pronouncement
In May 2007, the FASB issued Staff Position FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”), which amends FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48,” together with FSP FIN 48-1 referred as “FIN 48, as amended”). As of January 1, 2007, we adopted the provisions of FIN 48, as amended, which clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48, as amended, prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position an entity takes or expects to take in a tax return. To recognize a tax position, the tax position must be more-likely-than-not sustainable upon examination by the relevant taxing authority, and the relevant measurement of the position must be largest amount of benefit that we would more than 50% likely realize upon settlement. We would recognize the benefit of a position in the interim reporting period during which it meets the threshold, unless we effectively settle it earlier through examination, negotiation, or litigation or the applicable statute of limitations period expires.
As a result of the implementation of FIN 48, we recognized an increase of $57,000 in the liability for unrecognized tax benefits, which was accounted for as a cumulative effect adjustment to accumulated deficit.

Prior to adoption of FIN 48, the balance of unrecognized tax benefits at December 31, 2006, was $1.3 million. The $1.4 million of unrecognized tax benefits at June 30, 2007, if recognized, would impact the effective tax rate.
Interest costs and penalties related to income taxes are classified as interest expense and general and administrative expenses, respectively, in our Consolidated Financial Statements. Upon the adoption of FIN 48, we recorded $467,000 (net of income taxes of $289,000) in interest and $1.9 million in penalties which were accounted for as cumulative effect adjustments to accumulated deficit. At June 30, 2007, the accrual for interest was $1.2 million and the accrual for penalties was $1.9 million.
We are subject to taxation in the United States and various state and local jurisdictions. Our tax years for 2003 through the current period are subject to examination by the tax authorities. Currently, an estimate of the range of the reasonably possible change in unrecognized tax benefits in the next twelve months cannot be made.
Critical Accounting Policies and Estimates
Accounting estimates are an integral part of the preparation of our consolidated financial statements and our financial reporting process and are based on our current judgments. Certain accounting estimates are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting these estimates may differ from our current judgments. The most significant accounting policies affecting our consolidated financial statements are as follows:
Asset Impairment. SFAS No. 144 requires completed properties held for sale to be measured at the lower of their carrying amount or fair value less costs to sell. If a property’s estimated fair value less costs to sell is less than its carrying value at the time of evaluation, we recognize a loss and write down the property’s carrying value to its estimated fair value less costs to sell. Prior to sale, we would recognize a gain for any subsequent increases in estimated fair value less costs to sell, but not in excess of the cumulative loss previously recognized. Our review of completed properties held for sale generally includes consideration of the current sales velocity of the property and its impact on holding costs and sales incentives, discussions with the project manager, and a review of the surrounding area. In the three months ended June 30, 2007, we wrote down the carrying value of three rental properties and one commercial property to their estimated fair value less costs of sale with a charge to earnings of $61 million. We may make adjustments to estimated fair values based on future reviews. In addition, we currently anticipate a write down of $54.6 million in the third quarter of 2007.
In accordance with SFAS No. 144, we also evaluate our properties under development and rental real estate for potential writedowns when impairment indicators are present. If we conclude that a property has been impaired, we recognize an impairment loss and write down the property’s carrying value to estimated fair value. For properties under development, this evaluation generally consists of reviewing the property’s estimated remaining revenue and costs and current and projected market conditions, as well as changes in general and local economic conditions. Due to uncertainties in the estimation process and the unpredictability of future events, actual results could differ from such estimates. These uncertainties include changes in the length of the construction period, the velocity of sales, the cost of construction materials and labor, and housing demand. To mitigate these factors, we regularly review and revise our project budgets, including estimated selling prices, absorption, and costs to complete.
Specifically, on a quarterly basis, the project management team, senior management and accounting representatives review each project budget. Key assumptions discussed in this evaluation include, on a property by property basis, the estimated remaining sellout value of unsold inventory, the future absorption rate and the interest rate on variable rate debt. The estimated future sellout is based on existing pricing and current and expected future market conditions. We also review other ancillary net pricing factors, including discounts being offered, incentive programs and commission rates. Our anticipated absorption rate takes into consideration the current pricing and recent historical trends as well as market and sub-market information. In addition, current traffic volume and conversion rates are analyzed and used in projecting future monthly sales. Changes in the anticipated sales velocity can have a significant impact on the profitability, or potential impairment of an asset, as any lengthening of the expected sellout period directly impacts a number of time-sensitive carrying costs including, interest, real estate taxes, marketing costs, and development salaries. The current variable interest rates in effect are used to estimate future construction loan interest. Any future increase in interest rates may adversely impact the project’s profitability in two respects. First, interest capitalized during the construction period would increase and, second, to the extent potential buyers are also faced with higher mortgage rates, their ability to borrow and the amount they may borrow would be diminished, potentially negatively impacting the sales velocity or pricing.
During 2006 and 2007, we experienced increased competition and slowdowns in sales activity, particularly at our condominium conversion projects in Florida. As a result of these changes in market conditions, we increased our estimated marketing costs and sales incentives for many of our condominium conversion projects, reducing our expected gross profit margins for these projects. We have used assumptions based on the most recent and reliable information available to us both in the field and in the industry as a whole. If market conditions worsen or improve, any resulting changes to these assumptions could impact the expected gross margin of the project and, to the extent such change has a negative impact, result in a different determination as to its impairment.
We recognized $137.9 million and $142.3 million of write-downs on impaired assets in the three and six months ended June 30, 2007, and $415,000 for both the three and six months ended June 30, 2006. The write-downs were attributable to five condominium conversion communities, three active mid-rise developments, three active rental repositions and developments, one rental property, and three pipeline projects. In addition, we anticipate recording an additional $81.1 million of impairments in the third quarter of 2007. Of our homebuilding inventory balance, 38.9% as of June 30, 2007, and 33.2% as of December 31, 2006, represented impaired projects that had been written down to fair value. Cumulative impairment charges through June 30, 2007, represent 16% of the June 30, 2007, total homebuilding inventory balance.
For rental real estate, this evaluation generally consists of reviewing the property’s cash flow and current and projected market conditions, as well as changes in general and local economic conditions. Key assumptions in this evaluation of impairment include the projected future capitalization rate and length of time the property will be held for investment. The first has a material impact on the future sale price, and the second impacts the expected cumulative undiscounted cash flow, as the longer the holding period, the more likely the carrying value will be recovered. Our assumptions are based on current capitalization rates and our best estimate of the probability-weighted investment holding period. A change in either one of these assumptions could result in a different conclusion concerning impairment and related charges.
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
Revenue Recognition. We have generally recognized revenue from homebuilding sales at the time of closing under the completed contract method. The related profit is recognized when collectibility of the sale price is reasonably assured and the earnings process is substantially complete. When a sale does not meet the requirements for income recognition, profit is deferred until such requirements are met. For high- and mid-rise condominium developments, where construction typically takes eighteen months or more, the percentage-of-completion method of revenue recognition is applied. Under this method, once construction is beyond a preliminary stage, a substantial percentage of homes are under firm contracts, buyers are committed to the extent of being unable to require refunds except for non-delivery of the home, the sale prices are deemed collectible, and remaining costs and revenues can be reasonably estimated, revenue is recorded as a portion of the value of non-cancelable sale contracts. The percentage of completion is calculated based upon the percentage of construction costs incurred in relation to total estimated construction costs. Any amounts due under sale contracts, to the extent recognized as revenue, are recorded as contracts receivable, net of allowance for doubtful accounts.
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
Income taxes. We provide for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the financial statements in the period that includes the enactment date. We establish valuation allowances on our deferred tax assets when we believe it is more likely than not that the deferred tax assets will not be recovered.
Gains on Sale of Real Estate. Gains on sales of real estate are recognized when and to the extent permitted by SFAS No. 66 — “Accounting for Sales of Real Estate.” Until the requirements of SFAS No. 66 for full profit recognition have been met, transactions are accounted for using the deposit, installment, cost recovery, or financing method, whichever is appropriate.
Warranties. We provide warranties on workmanship and structural integrity in accordance with statutory requirements, which vary by state. Warranty reserves have been established by charging cost of sales and recording a warranty liability. The amounts charged are estimated by management to be adequate to cover expected warranty-related costs under all unexpired warranty obligation periods. Our warranty cost accruals are based upon experience taking into consideration the types and locations of the projects. Actual future warranty costs could differ from our currently estimated amounts.
Accounting Pronouncements Not Yet Adopted
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”), to increase consistency and comparability in fair value measurements. SFAS 157 creates a single definition of fair value, emphasizes fair value as a market-based measurement, establishes a framework for measuring fair value, and enhances disclosure requirements. On November 14, 2007, the FASB agreed to defer the effective date of SFAS 157 for non-financial assets and liabilities until fiscal years and interim periods beginning after November 15, 2008. SFAS 157 would still be effective for financial assets and liabilities for fiscal years and interim periods beginning after November 15, 2007. We are currently evaluating the impact of SFAS 157 on our financial position and results of operations.
In November 2006, the FASB ratified EITF Issue No. 06-8, “Applicability of a Buyer’s Continuing Investment Under FASB Statement No. 66 for Sales of Condominiums” (“EITF 06-8”). EITF 06-8 provides guidance in assessing the collectibility of the sales price, which is required to recognize profit under the percentage-of-completion method pursuant to SFAS No. 66. EITF 06-8 states that an entity should evaluate the adequacy of the buyer’s initial and continuing investment in reaching its conclusion that the sales price is collectible. The continuing investment criterion in paragraph 12 of SFAS No. 66 would be met by requiring the buyer to either (1) make additional payments during the construction term at least equal to the level annual payments that would be required to fund principal and interest payments on a hypothetical mortgage for the remaining purchase price of the property or (2) increase the initial investment by an equivalent aggregate amount. If the test for initial and continuing investment is not met, the deposit method should be applied and profit recognized only once the aggregate deposit meets the required investment test for the duration of the construction period. EITF 06-8 will be effective for the first annual reporting period beginning after March 15, 2007, and early adoption is permitted. Accounting for sales of condominiums not consistent with EITF 06-8 would require a cumulative effect adjustment to retained earnings in the period of adoption. Although we have not yet assessed the impact on our financial position, results of operations and cash flows, we believe we may be required, in some cases, to collect additional deposits from the buyer in order to recognize revenue under the percentage of completion method. If, in these cases, we were not able to meet the requirements of EITF 06-8, we would be required to delay revenue recognition until the aggregate investment tests described in SFAS No. 66 and EITF 06-8 have been met.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”). This statement permits entities to choose to measure financial assets and liabilities, with certain exceptions, at fair value at specified election dates.  A business entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  We have not determined the impact, if any, SFAS 159 will have on our financial statements.
In November 2007, the FASB issued EITF Issue No. 07-6, “Accounting for the Sale of Real Estate Subject to the Requirements of SFAS 66 When the Agreement Includes a Buy-Sell Clause” (“EITF 07-6”). A buy-sell clause is a contractual term that gives both investors of a jointly-owned entity the ability to offer to buy the other investor’s interest. EITF 07-6 applies to sales of real estate to an entity if the entity is both partially owned by the seller of the real estate and subject to an arrangement between the seller and the other investor containing a buy-sell clause. The EITF concluded the existence of a buy-sell clause does not represent a prohibited form of continuing involvement that would preclude partial sale and profit recognition pursuant to SFAS 66. The EITF cautioned the buy-sell clause could represent such a prohibition if the terms of the buy-sell clause and other facts and circumstances of the arrangement suggest:
•	the buyer cannot act independently of the seller or

•	the seller is economically compelled or contractually required to reacquire the other investor’s interest in the jointly owned entity.
EITF 07-6 is effective for new arrangements in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years (i.e., on and after January 1, 2008, for Tarragon). The FASB does not permit early adoption of EITF 07-6. We have not determined the impact, if any, EITF 07-6 will have on our financial statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements: an amendment of ARB No. 51” (“SFAS 160”), which provides a uniform accounting and reporting approach for noncontrolling interests, or minority interests, in subsidiaries. SFAS 160 amends ARB No. 51, “Consolidated Financial Statements,” by requiring an entity that is a parent to a subsidiary report the noncontrolling interest in the subsidiary as equity in the parent’s consolidated financial statements. The face of the parent’s consolidated income statement must show the portion of consolidated net income attributable to the parent separate from that attributable to the noncontrolling owners. An entity that changes but retains its controlling interest must report the change as an equity transaction. An entity that loses its controlling interest must adjust its remaining interest in the former subsidiary to fair value as of the deconsolidation date and report the change as a gain or loss in consolidated net income in the applicable reporting periods. The parent’s financial statement disclosures must include the following:
•	a reconciliation of beginning and ending balances of the parent’s equity and noncontrolling owners’ equity in the subsidiary; and

•	a schedule showing the changes in equity resulting from changes in the parent’s ownership interest.
SFAS 160 also amended SFAS No. 128, “Earnings per Share,” by continuing to base earnings (loss) per share calculations on the operating results of the parent. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. We have not determined the impact, if any, SFAS 160 will have on our financial statements.
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations” (“SFAS 141”). SFAS 141R does not apply to the formation of a joint venture or the acquisition of an asset that does not constitute a business combination. Unlike SFAS 141, SFAS 141R defines an acquiring entity as the entity that obtains control of one or more businesses in a business combination, and SFAS 141R expands the scope of SFAS 141 to include business combinations that do not involve an exchange or transfer of consideration. It also defines the acquisition date as the date upon which the acquiring entity achieves control of the acquired business or businesses. Under SFAS 141R, an acquiring entity must still apply the acquisition method, or purchase method, to all business combinations. SFAS 141R is effective, on a prospective basis, for business combinations with an acquisition date on or after the fiscal years beginning on or after December 15, 2008. We have not determined the impact, if any, SFAS 141R will have on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in interest rates that may adversely affect our financial position, results of operations, and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage this exposure through our regular operating and financing activities. There have been no material changes to our market risk since December 31, 2006. For additional information, see ITEM 7A. “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” on page 69 of our Annual Report on Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures to ensure the information required to be disclosed by the Company, including its consolidated entities, in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed in the reports it files or submits under the Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of June 30, 2007. This conclusion was based on a control deficiency in our internal control over financial reporting as of December 31, 2006, that constitutes a material weakness that has not been corrected, as discussed below.
Change in Internal Control Over Financial Reporting
We and our accountants identified a control deficiency in our internal control over financial reporting as of December 31, 2006, which constituted a “material weakness” within the meaning of the Public Company Accounting Oversight Board Auditing Standard No. 2. This control deficiency was the result of growth and increased complexity of our business resulting in insufficient accounting resources to support our financial reporting requirements. This condition contributed to the need to restate our cash flows for the years ended December 31, 2005 and 2004 and for the quarterly periods ended March 31, 2006, June 30, 2006, and September 30, 2006.
In response to the foregoing material weakness, we have expanded our financial reporting staff by adding two new positions, including one responsible for complex accounting and financial reporting requirements. However, the integration and effective deployment of these resources is still in process. Management continues to assess whether additional measures may be necessary to address this material weakness, such as hiring additional experienced financial and accounting staff, considering anticipated changes in the nature and scope of our business that may result from the steps we have taken to address our liquidity issues, including the sale of assets. In addition, we are evaluating our systems and processes to identify opportunities to enhance the efficiency and effectiveness of the utilization of our systems and resources. To the extent this material weakness is not remediated, the effectiveness of our internal control over financial reporting may be adversely affected, which could result in a material misstatement in our consolidated financial statements not being prevented or detected.
Except as otherwise described herein, there has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the Securities and Exchange Commission under the Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company and three of its officers (William S. Friedman, Chairman of the Board of Directors and Chief Executive Officer; Robert P. Rothenberg, President and Chief Operating Officer; Erin D. Pickens, Executive Vice President and Chief Financial Officer) have been named as defendants in three purported securities class action suits filed in the United States District Court for Southern District of New York on behalf of persons who purchased of the Company’s common stock between January 5, 2005 and August 9, 2007: Judelson v. Tarragon Corporation, et al., Civil Action No. 07-7972, was filed on September 11, 2007; Nelson v. Tarragon Corporation, et al., Civil Action No. 07-8438; was filed on September 28, 2007; and Berger v. Tarragon Corporation, et al., Civil Action No. 07-8689, was filed on October 9, 2007. On December 6, 2007, Judge P. Kevin Castel, U.S.D.J., appointed plaintiff Paul Berger as lead plaintiff and consolidated the three class actions into one. The Company also has been named as a nominal defendant, and the members of the Board of Directors of the Company and Ms. Pickens have been named as defendants, in a fourth suit filed as a shareholder derivative action. Gottdiener, v. Friedman, et al., Civil Action No. 07-9436, was filed on October 22, 2007 in the United States District Court for the Southern District of New York. The plaintiffs’ in each of these lawsuits allege generally that the Company issued materially false and misleading statements regarding the Company’s business and financial results during the class period. The plaintiffs in the class action lawsuits allege violations of the federal securities laws, and seek unspecified damages, attorneys’ fees and costs. The plaintiff in the shareholder derivative action alleges breach of fiduciary duty, and seeks contribution and indemnification from the named Defendants. The Company believes that these claims are without merit and intends to defend the cases vigorously.
ITEM 1A. RISK FACTORS
The following is a discussion of the material changes in our risk factors as previously disclosed in Item 1A of our Annual Report on From 10-K for the year ended December 31, 2006:
Our financial statements are presented on a going concern basis. Our current financial condition raises substantial doubt regarding our ability to continue as a going concern.
Our financial statements are presented in this report on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced liquidity issues caused by the sudden and rapid deterioration of the real estate credit markets. Current market conditions remain difficult, and there can be no assurance that market conditions will not continue to adversely impact our operations. These factors materially affected our liquidity, including our ability to repay existing indebtedness as it becomes due and meet other current obligations. We are not currently in compliance with financial and other covenants contained in certain of our existing debt agreements. In addition, we may not be in continued compliance with other covenants in the future. Our inability to comply with our loan covenants, obtain waivers of non-compliance, restructure our debt or refinance our existing debt would have a material adverse effect on the Company’s financial position, results of operations and cash flows.
These matters raise substantial doubt regarding the Company’s ability to continue as a going concern. For the six months ended June 30, 2007, we incurred a net loss of ($185.3 million) and as of June 30, 2007, had stockholder’s equity of $92.7 million. Our ability to continue as a going concern will be dependent upon our ability to complete asset sales, restructure or refinance existing debt, and obtain modifications or waivers of our loan covenants. There can be no assurance of our success in these efforts. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets.

Our substantial indebtedness has adversely affected our financial health.
We have significant indebtedness. As of June 30, 2007, we had $1,561.1 million in consolidated borrowings and had guaranteed debt of our unconsolidated joint ventures totaling $60.9 million. Our substantial indebtedness has important consequences to you. For example, this indebtedness:
•	increases our vulnerability to general adverse economic, industry and competitive conditions;

•	requires us to dedicate a substantial portion of our cash flow from operations to interest and principal payments on our indebtedness, thereby reducing availability of our cash flow to fund working capital, capital expenditures, acquisitions of property and other general corporate purposes;

•	limits our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	places us at a competitive disadvantage compared to our competitors that have less debt; and

•	substantially limits our ability to borrow additional funds.
We have not repaid certain loans that have matured or been accelerated and are currently not in compliance with covenants in certain of our loan agreements. If we are unable to obtain loan extensions, waivers of noncompliance or negotiate modifications of existing financial and other covenants contained in certain of our loan agreements and indentures, the lenders or other holders of our debt could give us notices of default and accelerate payment of our outstanding debt balances.
We have not repaid 11 loans that have matured or been accelerated, with aggregate outstanding principal and interest of $246.9 million at September 30, 2007. In addition, unconsolidated joint ventures with debt guaranteed by us have not repaid on three loans that have matured with aggregate outstanding principal and interest of $12.3 million as of September 30, 2007. Further at September 30, 2007, we are not in compliance with financial covenants contained in certain of our existing debt agreements, including our subordinated note indentures. The aggregate outstanding principal and interest under these debt agreements was $398.7 million on that date. In addition, we are not in compliance with financial covenants contained in two debt agreements of unconsolidated joint ventures guaranteed by us. If we are unable to obtain waivers of noncompliance or negotiate modification of the existing financial covenants, the lenders could give us notices of default and accelerate payment of our outstanding indebtedness. The acceleration of our obligations under these debt agreements would have a material adverse effect on our liquidity and financial position.
Failure to satisfy the listing requirements of the Nasdaq Global Select Market could result in our common stock being delisted, which may have an adverse effect on our stock price and could violate transfer provisions in certain of our debt agreements.
Timely filing of annual and periodic reports with the SEC is required for continued listing under Nasdaq Marketplace Rule 4310(c)(14). On August 13, 2007, we received a staff determination letter from the Nasdaq Stock Market stating that our common stock is subject to delisting from The Nasdaq Global Select Market for our failure to file with the SEC by the required deadline a quarterly report on Form 10-Q for the period ended June 30, 2007. We appealed Nasdaq’s determination at a hearing held before the Nasdaq Listing Qualification Panel (the “Panel”) on October 11, 2007. On November 13, 2007, we received a letter from the Nasdaq Stock Market stating that our common stock was subject to delisting from The Nasdaq Global Select Market for our failure to file with the SEC by the required deadline a quarterly report on Form 10-Q for the period ended September 30, 2007. On November 19, 2007, the Panel granted our request for an extension to file the Form 10-Qs for the quarters ended June 30 and September 30, 2007. Pursuant to the extension, Tarragon’s common stock will continue to be listed on the Nasdaq Global Select Market subject to the filing of the above referenced reports with the SEC by December 21, 2007.
If we receive additional notice from Nasdaq stating that our common stock is subject to delisting in the future and request a hearing to appeal these notices, there can be no assurance that the Panel will grant our request or that our common stock will not be delisted. If our common stock is delisted from the Nasdaq Global Select Market, our common stock would be traded over-the-counter, more commonly known as OTC. OTC transactions involve risks in addition to those associated with transactions in securities traded on the Nasdaq Global Select Market. Many OTC stocks trade less frequently and in smaller volumes than securities traded on the Nasdaq Global Select Market. Accordingly, our common stock would be less liquid than it would otherwise be, and the value of our common stock could decrease.
In addition, if our common stock is delisted, it could be a violation of provision prohibiting transfer of ownership contained in certain of our debt agreements. Under these circumstances, the lenders could give us a notice of default and accelerate payment of our outstanding indebtedness. The acceleration of our obligations under these debt agreements would have a material adverse effect on our liquidity and financial position. The recent deterioration in the real estate credit markets in general and our recent liquidity challenges that resulted in defaults on our existing indebtedness may negatively impact our ability to obtain financing needed for planned projects or to refinance existing indebtedness as it matures. Our inability to obtain financing as needed may cause us to lose our investment in the related assets.
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
As a result of the deteriorating market conditions in the homebuilding industry during 2006 and 2007, we have incurred significant impairment charges. During the three months ended June 30, 2007, we recorded impairment charges on homebuilding inventory and operating properties of $199 million and anticipate recording impairment charges of $135.7 million in the third quarter of 2007. Estimates of cash flows from impaired projects may change in the future, resulting in additional impairment charges. Additionally, if conditions in the homebuilding industry worsen or if our strategy related to certain projects changes, we may be required to record additional impairment charges, which may be significant.
If we do not receive cash corresponding to previously recognized revenues, future cash flows from our Homebuilding Business may be lower than expected.
We use the percentage-of-completion method of revenue recognition to report revenue and profit from high- and mid-rise residential projects. Under this method of accounting, we may recognize revenue from sales of homes before those sales have closed. Due to various contingencies, including delayed construction, cost overruns or buyer defaults, it is possible that we may receive less cash than the amount of revenue already recognized or the cash may be received at a later date than we expected. These circumstances could affect out profitability and ability to pay our debts.
In 2007, we have experienced an increase in the default rate for our high- and mid-rise residential projects. Additionally, we experienced an increase in the number of buyers contesting our right to retain their deposits upon default. Although we do not believe the defenses asserted by these buyers are valid, and intend to vigorously pursue our rights, there can be no assurance that we will prevail in each claim or be entitled to keep the buyer’s deposit. Also, there can be no assurance that our default rates will not increase in the future. Future defaults may limit our ability to deliver units from backlog and collect contracts receivable upon the completion of high- and mid-rise residential projects.

If our customers are not able to obtain suitable financing, revenue and earnings of our Homebuilding Business may continue to decline.
Our Homebuilding Business depends on the ability of our potential buyers to obtain mortgages for the purchase of our condominiums. The uncertainties created by recent events in the sub-prime mortgage market and their impact on the overall mortgage market, including the tightening of credit standards, could adversely affect the ability of our buyers to obtain financing, thus preventing our potential buyer from purchasing our condominiums. Moreover, increases in the cost of home mortgage financing could prevent our potential buyers from purchasing our condominiums. In addition, where our potential buyers must sell their existing homes in order to purchase a condominium from us, increases in mortgage costs could prevent the buyers of our potential buyers’ existing homes from obtaining the mortgages they need to complete the purchase, which could result in our potential buyers’ inability to buy a condominium from us. If our potential buyers or the buyers of their existing homes are not able to afford or obtain suitable financing under such circumstances, our sales and revenue could continue to decline. Similar risks apply to those buyers who are in our backlog of units to be delivered. If our buyers cannot obtain suitable financing in order to purchase our condominiums, our sales and profitability could be materially affected.
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
Through June 30, 2007, we had repurchased 2,427,712 shares of our common stock and had 72,288 shares remaining that could be repurchased pursuant to this repurchase program. There were no shares repurchased during the three months ended June 30, 2007. We do not expect to repurchase any additional shares for the foreseeable future.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
GECC loan defaults. In August 2007, we received notices of default and acceleration from General Electric Capital Corporation (“GECC”), our largest creditor, with respect to mortgages totaling $587.1 million secured by 31 properties. These default notices resulted from our failure to make debt service payments in August 2007. In September 2007, we entered into cash management agreements with GECC under which GECC will use the proceeds from each property to pay current debt service, fund reserve requirements, and pay approved property operating expenses to the extent sufficient funds are available from those proceeds. In September 2007, we sold one property, and proceeds from the sale were used to repay debt of $23.6 million, bring the other GECC loans current, and establish reserves required by GECC. Also in September 2007, we entered into an agreement with GECC whereby $563.5 million in loans were reinstated. During the fourth quarter of 2007, we sold three properties, repaid debt of $75.8 million and established additional reserves. The purchaser of the second property assumed the $36.1 million loan balance of the related property.
Barclays loan defaults. In August 2007, we received notices of default from Barclays Capital Real Estate Inc. (“Barclays”) for failure to make debt service payments on six loans in August 2007. Barclays also demanded immediate payment of $15 million under the related repayment guaranty. In September 2007, Barclays initiated a foreclosure proceeding against the properties. Pursuant to a court order in that proceeding, rents of four of the properties in excess of expenses to preserve, maintain, and operate the properties are paid to Barclays monthly. We are in discussions with Barclays to restructure these loans.

National City loan defaults. In August 2007, we received notices of default and acceleration from National City for failure to make the debt service payments on the Gables Floresta, Aldridge, and Stonecrest mortgages. In November 2007, National City agreed to forbear from exercising any rights or remedies as a result of the existing default through July 2009. Pursuant to the agreement, we must pay August through October 2007 debt service payments of $1.9 million by January 7, 2008. As of September 30, 2007, the aggregate outstanding balance, including interest, of these loans was $98.8 million. As of June 30, 2007, we were not in compliance with a net worth covenant on the Gables Floresta loan. In the forbearance agreement entered into in November 2007, compliance with this covenant was waived through June 30, 2009. Compliance with this covenant was waived through June 30, 2009, in the November 2007 forbearance agreement. As discussed below, we sold the rental property securing this loan in December 2007.
On December 3, 2007, we sold the Gables Floresta property for $60.3 million, and repaid interest charges and $60 million of the $74.4 million outstanding loan balance. Pursuant to the agreement with National City, we issued a $14.4 million promissory note for the remaining principal balance (the “Shortfall Note”). The Shortfall Note is secured by second liens on the two other properties securing National City’s outstanding loans and matures in December 2009. Proceeds from any sale of the other two properties after satisfying the first mortgages, would further reduce the balance of the Shortfall Note.
Preferred stock dividend. In the third quarter of 2007, Tarragon’s board of directors suspended the payment of quarterly dividends, beginning with the dividend payable on September 30, 2007, on Tarragon’s 10% cumulative preferred stock. As of December 21, 2007, the preferred stock dividends in arrears was $379,750 in the aggregate.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
(a)	Exhibits:

3.1	Articles of Incorporation of Tarragon Realty Investors, Inc. (incorporated by reference to Appendix C to the Proxy Statement/Prospectus filed as part of Registration Statement No. 333-25739 on Form S-4, filed April 24, 1997).

3.2	Certificate of Amendment to the Articles of Incorporation of Tarragon Corporation as filed with and approved by the Secretary of State of Nevada on June 17, 2004 (incorporated by reference to Exhibit 3.10 to Form 8-K filed June 23, 2004).

3.3	Certificate of Designation of Preferences and Relative Participating or Optional or Other Special Rights and Qualification, Limitations or Restrictions thereof of 10% Cumulative Preferred Stock of Tarragon Realty Investors, Inc., as filed with and approved by the Secretary of State of Nevada on May 1, 2000 (incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-31424 on Form S-4, filed March 1, 2000).

3.4	Bylaws of Tarragon Realty Investors, Inc. (incorporated by reference to Appendix D to the Proxy Statement/Prospectus filed as part of Registration Statement No. 333-25739 on Form S-4, filed April 24, 1997).

4.1	Indenture Agreement dated September 16, 2004, between Tarragon Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarterly period ended September 30, 2004).

10.1*	Letter Agreement, dated November 7, 2007, an amendment to March 6, 2006 Letter Agreement, between Beachwold Partners, L.P., as Lender and Tarragon Corporation, as Borrower, as modified by a May 18, 2007 Letter Agreement.

31.1*	Rule 13a-14(a) certification by William S. Friedman, chief executive officer.

31.2*	Rule 13a-14(a) certification by Erin D. Pickens, executive vice president and chief financial officer.

32.1*	Section 1350 certifications by William S. Friedman, chief executive officer, and Erin D. Pickens, executive vice president and chief financial officer.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARRAGON CORPORATION

Date: December 21, 2007	By:	/s/ William S. Friedman

William S. Friedman
Chief Executive Officer, Director, and
Chairman of the Board of Directors

Date: December 21, 2007	By:	/s/ Erin D. Pickens

Erin D. Pickens
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: December 21, 2007	By:	/s/ Stephanie D. Buffington

Stephanie D. Buffington
Director of Financial Reporting
(Principal Accounting Officer)

TARRAGON CORPORATION
INDEX TO EXHIBITS

EXHIBIT 3.1	Articles of Incorporation of Tarragon Realty Investors, Inc. (incorporated by reference to Appendix C to the Proxy Statement/Prospectus filed as part of Registration Statement No. 333-25739 on Form S-4, filed April 24, 1997).

EXHIBIT 3.2	Certificate of Amendment to the Articles of Incorporation of Tarragon Corporation as filed with and approved by the Secretary of State of Nevada on June 17, 2004 (incorporated by reference to Exhibit 3.10 to Form 8-K filed June 23, 2004).

EXHIBIT 3.3	Certificate of Designation of Preferences and Relative Participating or Optional or Other Special Rights and Qualification, Limitations or Restrictions thereof of 10% Cumulative Preferred Stock of Tarragon Realty Investors, Inc., as filed with and approved by the Secretary of State of Nevada on May 1, 2000 (incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-31424 on Form S-4, filed March 1, 2000).

EXHIBIT 3.4	Bylaws of Tarragon Realty Investors, Inc. (incorporated by reference to Appendix D to the Proxy Statement/Prospectus filed as part of Registration Statement No. 333-25739 on Form S-4, filed April 24, 1997).

EXHIBIT 4.1	Indenture Agreement dated September 16, 2004, between Tarragon Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarterly period ended September 30, 2004).

EXHIBIT 10.1*	Letter Agreement, dated November 7, 2007, an amendment to March 6, 2006 Letter Agreement, between Beachwold Partners, L.P., as Lender and Tarragon Corporation, as Borrower, as modified by a May 18, 2007 Letter Agreement.

EXHIBIT 31.1*	Rule 13a-14(a) certification by William S. Friedman, chief executive officer.

EXHIBIT 31.2*	Rule 13a-14(a) certification by Erin D. Pickens, executive vice president and chief financial officer.

EXHIBIT 32.1*	Section 1350 certifications by William S. Friedman, chief executive officer, and Erin D. Pickens, executive vice president and chief financial officer.

*	Filed herewith