Form 10-Q
period 2007-09-30
TARRAGON CORP
filed 2007-12-24
CIK 1038217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended September 30, 2007
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
These factors are representative of the risks, uncertainties, and assumptions that could cause actual outcomes and results to differ materially from what is expressed or forecast in forward-looking statements. In addition, these statements could be affected by local, national, and world economic conditions and political events, including global economic slowdowns and fluctuations in interest and currency exchange rates. For additional information see the factors that may affect our actual financial condition and results of operations under the caption “ITEM 1A. RISK FACTORS” beginning on page 13 of our Annual Report on Form 10-K for the year ended December 31, 2006, and under the caption “ITEM 1A. RISK FACTORS” in Part II of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007.
[This space intentionally left blank]

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TARRAGON CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Thousands, Except Per Share Data)

	September 30,	December 31,
	2007	2006
Assets
Cash and cash equivalents	$18,208	$23,476
Restricted cash	31,491	23,597
Contracts receivable, net	10,765	69,048
Homebuilding inventory:
Land for development	108,178	129,975
Residential construction in progress	234,319	231,894
Condominium conversions	126,230	397,299
Construction in progress — rentals	233,586	257,866
Contract deposits	6,672	13,589
Rental real estate (net of accumulated depreciation of $108,480 in 2007 and $110,520 in 2006)	326,643	731,477
Investments in and advances to partnerships and joint ventures	54,038	61,523
Deferred tax asset	2,153	—
Assets held for sale	379,577	34,531
Other assets, net	42,020	48,486

	$1,573,880	$2,022,761

Liabilities and Stockholders’ Equity (Deficit)
Liabilities
Accounts payable and other liabilities:
Trade accounts payable	$32,137	$21,387
Other accounts payable and liabilities (including $7,168 in 2007 and $5,744 in 2006 due to affiliates)	109,434	121,126
Liabilities related to assets held for sale	416,474	25,588
Deferred tax liability	—	34,576
Mortgages and notes payable:
Land for development	36,340	31,586
Residential construction in progress	135,477	129,585
Condominium conversions	79,780	227,137
Construction in progress — rentals	149,096	135,519
Rental real estate	497,948	824,104
Unsecured lines of credit and notes (including $36,033 in 2007 and $10,381 in 2006 due to affiliates)	56,953	39,800
Senior convertible notes	5,750	5,750
Subordinated unsecured notes	125,000	125,000

	1,644,389	1,721,158
Commitments and contingencies
Minority interest	21,996	22,089
Stockholders’ equity (deficit)
Common stock, $.01 par value; authorized shares, 100,000,000; shares issued, 39,017,314 in 2007 and 38,715,663 in 2006	387	385
Special stock, $.01 par value; authorized shares, 17,500,000; no shares issued	—	—
Cumulative preferred stock, $.01 par value; authorized shares, 2,500,000; shares issued and outstanding, 1,265,835 in 2007 and 2006; liquidation preference, $15,190 in 2007 and 2006, or $12 per share	13	13
Paid-in capital	409,483	407,260
Accumulated deficit	(453,697)	(80,059)
Accumulated other comprehensive loss	(872)	(266)
Treasury stock, at cost (10,018,806 shares in 2007 and 2006)	(47,819)	(47,819)

	(92,505)	279,514

	$1,573,880	$2,022,761

The accompanying Notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in Thousands, Except Per Share Data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue
Homebuilding sales	$51,088	$95,259	$223,605	$306,743
Rental and other (including $66 and $314 in the three and nine months of 2007 and none and $31 in the three and nine months of 2006 from affiliates)	20,055	20,532	58,914	61,566

	71,143	115,791	282,519	368,309

Expenses
Costs of homebuilding sales	99,935	81,942	307,610	247,806
Property operations	11,983	10,972	31,251	31,501
Depreciation	3,323	3,962	9,840	10,304
Provision for losses	3,000	—	3,000	—
Impairment charges	45,411	—	91,966	—
General and administrative
Corporate	14,969	7,524	32,756	21,788
Property	1,199	1,281	4,201	3,847

	179,820	105,681	480,624	315,246

Other income and expenses
Equity in income (loss) of partnerships and joint ventures	(2,255)	13,040	(7,693)	16,021
Minority interests in income of consolidated partnerships and joint ventures	(162)	(2,656)	(1,608)	(3,550)
Interest income (including $118 and $318 in three and nine months of 2007 from affiliates)	239	124	641	436
Interest expense (including $579 and $1,429 in the three and nine months of 2007 and $96 and $292 in the three and nine months of 2006 to affiliates)	(15,914)	(10,278)	(35,179)	(25,099)
Gain on sale of real estate	153	817	551	817
(Loss) gain on extinguishment of debt	(5)	198	(1,427)	(2,193)
Reserve for litigation, settlements and other claims	273	—	(1,716)	—

Income (loss) from continuing operations before income taxes	(126,348)	11,355	(244,536)	39,495
Income tax expense	(22,209)	(3,599)	(10,277)	(14,811)

Income (loss) from continuing operations	(148,557)	7,756	(254,813)	24,684
Discontinued operations, net of income tax benefits (expenses) of $21,562 and $68,559 in the three and nine months of 2007 and ($23) and $6,250 in the three and nine months of 2006
Loss from operations	(38,569)	(5,123)	(118,423)	(2,059)
Gain on sale of real estate	2,323	3,332	3,178	12,481

Net income (loss)	(184,803)	5,965	(370,058)	35,106
Dividends on cumulative preferred stock	(380)	(195)	(1,143)	(596)

Net income (loss) allocable to common stockholders	$(185,183)	$5,770	$(371,201)	$34,510

Earnings (loss) per common share – basic
Income (loss) from continuing operations allocable to common stockholders	$(5.15)	$.27	$(8.96)	$.85
Discontinued operations	(1.25)	(.06)	(4.03)	.37

Net income (loss) allocable to common stockholders	$(6.40)	$.21	$(12.99)	$1.22

Earnings (loss) per common share – assuming dilution
Income (loss) from continuing operations allocable to common stockholders	$(5.15)	$.25	$(8.96)	$.78
Discontinued operations	(1.25)	(.06)	(4.03)	.33

Net income (loss) allocable to common stockholders	$(6.40)	$.19	$(12.99)	$1.11

The accompanying Notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(Dollars in Thousands, Except Per Share Data)

							Accumulated
							Other	Treasury
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stock	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Amount	Equity (Deficit)
Balance, January 1, 2007	1,265,835	$13	28,696,857	$385	$407,260	$(80,059)	$(266)	$(47,819)	$279,514
Retirement of common stock	—	—	(162,269)	(2)	(1,640)	—	—	—	(1,642)
Stock options exercised	—	—	460,420	4	2,096	—	—	—	2,100
Dividends on cumulative preferred stock ($0.60 per share)	—	—	—	—	—	(1,143)	—	—	(1,143)
Compensation expense related to stock options granted	—	—	—	—	705	—	—	—	705
Excess tax benefit from non-qualified stock option exercises	—	—	—	—	83	—	—	—	83
Restricted stock grants	—	—	3,500	—	979	—	—	—	979
Cumulative effect of change in accounting principle, net of income tax	—	—	—	—	—	(2,437)	—	—	(2,437)
Change in value of derivative, net of income taxes of $247	—	—	—	—	—	—	(606)	—	(606)
Net loss	—	—	—	—	—	(370,058)	—	—	(370,058)

Balance, September 30, 2007	1,265,835	$13	28,998,508	$387	$409,483	$(453,697)	$(872)	$(47,819)	$(92,505)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	For the Nine Months
	Ended September 30,
	2007	2006
		Restated
Cash Flows from Operating Activities
Net income (loss)	$(370,058)	$35,106
Deferred income taxes	(36,729)	—
Adjustments to reconcile net income (loss) to net cash used in operating activities:		—
Gain on sale of real estate	(5,619)	(20,786)
Minority interests in income of consolidated partnerships and joint ventures	1,608	3,550
Depreciation and amortization of leasing costs	16,904	13,566
Amortization of deferred borrowing costs	3,700	4,534
Impairment charges	339,135	1,445
Reserve for litigation, settlements, and other claims	4,716	—
Provision for uncollectible contracts receivable	17,893	—
Equity in (income) loss of partnerships and joint ventures	7,693	(16,021)
Distributions of earnings from partnerships and joint ventures	750	7,311
Stock-based compensation expense	1,066	998
Excess tax expense from stock-based compensation	(83)	(25)
Changes in other operating assets and liabilities, net of effects of non-cash investing and financing activities:
Homebuilding inventory	2,450	(239,392)
Contracts receivable	40,390	4,854
Restricted cash	3,662	(6,849)
Income tax receivable	(1,410)	—
Other assets	(5,521)	1,968
Accounts payable and other liabilities	(14,354)	(25,702)

Net cash provided by (used in) operating activities	6,193	(235,443)

Cash Flows from Investing Activities
Cash received from the sale of real estate	10,904	27,907
Capital improvements to real estate	(9,897)	(7,159)
Construction and acquisition costs of real estate under development	—	(15,078)
Distributions of capital from partnerships and joint ventures	8,499	21,298
Advances and contributions to partnerships and joint ventures	(7,859)	(32,496)
Cash paid for leasehold improvements	—	(3,800)
Deposits to reserves for replacements	(560)	(785)
Disbursements from reserves for replacements	597	2,164
Purchase of joint venture interest	(1,750)	—
Other	600	73

Net cash provided by (used in) investing activities	534	(7,876)

Cash Flows from Financing Activities
Proceeds from borrowings	220,289	531,142
Principal payments on notes payable	(250,756)	(268,962)
Advances from affiliates	54,731	9,729
Repayments of advances from affiliates	(29,079)	(9,729)
Distributions to minority partners of consolidated partnerships and joint ventures	(1,751)	(10,421)
Contributions from minority partners of consolidated partnerships and joint ventures	—	9,135
Deferred borrowing costs paid	(3,317)	(9,095)
Stock repurchases	—	(16,689)
Dividends to stockholders	(764)	(3,436)
Proceeds from the exercise of stock options	1,038	761
Change in cash overdrafts	(2,471)	937
Excess tax benefits from stock-based compensation	83	25
Other	—	(16)

Net cash (used in) provided by financing activities	(11,995)	233,381

Net decrease in cash and cash equivalents	(5,268)	(9,938)
Cash and cash equivalents, beginning of period	23,476	39,044

Cash and cash equivalents, end of period	$18,208	$29,106

The accompanying Notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	For the Nine Months
	Ended September 30,
	2007	2006
		Restated
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid, net of capitalized interest	$35,634	$20,410

Income taxes refunded (paid)	$9,113	$(1,434)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Assets written off and liabilities released in connection with the sale of real estate:
Real estate	$83,990	$40,531
Other assets	(12,017)	601
Notes payable	(64,509)	(32,939)
Accounts payable and other liabilities	(2,179)	(1,072)
Gain on sale	5,619	20,786

Cash received from the sale of real estate	$10,904	$27,907

Effect on assets and liabilities of the consolidation of one homebuilding project in 2007 and two homebuilding projects in 2006:
Homebuilding inventory	$2,077	$70,244
Investments in and advances to partnerships and joint ventures	(2,075)	(27,974)
Restricted cash	—	17
Other assets	2	1,528
Notes payable	—	(33,763)
Accounts payable and other liabilities	(4)	(3,052)
Minority interest	—	(7,000)

	$—	$—

Homebuilding inventory transferred to rental real estate	$170,451	$9,632

Cumulative effect of change in accounting principle, net of tax	$(2,437)	$—

Change in value of derivative, net of tax	$(606)	$(79)

Issuance and vesting of restricted stock grants	$1,076	$1,257

Stock retired in connection with stock option exercises	$(1,062)	$—

Stock retired for income tax withholding	$(580)	$—

Cash dividends on preferred stock	$379	$—

The accompanying Notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1. BASIS OF PRESENTATION
The accompanying Consolidated Financial Statements of Tarragon Corporation, a real estate developer, owner and manager, its subsidiaries, and consolidated partnerships and joint ventures have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, but, in our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of consolidated financial position, consolidated results of operations, and consolidated cash flows at the dates and for the periods presented have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis, the Company reviews its estimates and assumptions. The Company’s estimates were based on its historical experience and various other assumptions that the Company believes to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions. Operating results for the nine months ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2006. Dollar amounts in tables are in thousands, except for per share data.
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
These events described above materially affected our liquidity, including our ability to repay existing indebtedness as it became due and to meet other current obligations. As discussed in NOTE 5. “NOTES PAYABLE AND COVENANTS,” we did not pay August 2007 debt service as scheduled and received notices of default and acceleration from certain of our lenders, including General Electric Capital Corporation (“GECC”) and Fannie Mae. Loans with GECC, Fannie Mae and other lenders have been reinstated as of the current date. However, we continue to be in default on certain loans. Additionally, we have not paid certain loans that have matured since September 30, 2007, and are seeking extensions of the maturities from these lenders. See NOTE 5. “NOTES PAYABLE AND COVENANTS.”
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
To improve its liquidity, the Company began a program to sell assets, including all of the multi-family properties that had been targeted for condominium conversion. In general, these newer, high quality assets were in different stages of lease-up or renovation in connection with being repositioned as rental properties. Moreover, most of these properties had been financed with significant amounts of short-term, floating rate debt. Accordingly, the sale of these assets (beginning in September 2007) improved the Company’s liquidity by significantly reducing negative cash flow. See NOTE 15. “SUBSEQUENT EVENTS” for a discussion of property sales that have been completed subsequent to September 30, 2007. In addition, in an effort to reduce overhead, we implemented a reduction in workforce in August 2007.
The Company’s plan to improve liquidity contemplates additional property sales. In addition, the Company continues to explore other strategic and financing alternatives and to negotiate agreements with the lenders under any debt obligations that remain in default or mature. Some of our efforts to reduce costs have been offset by professional and consulting fees associated with the evaluation of strategic and financial alternatives. If Tarragon is unable to obtain sufficient liquidity to fund its operations in the near-term or is unable to negotiate acceptable terms with its lenders, it may be necessary for Tarragon to undertake other actions as may be appropriate in the light of its then current liquidity situation.
Our decision to sell certain properties has resulted in impairment charges in the second and third quarter of 2007. We recorded impairment charges of $135.7 million during the third quarter of 2007, $35.7 million of which was recorded in costs of sales, $45.4 million of which was recorded in impairment charges in the Statement of Operations, and $54.6 million of which was recorded in discontinued operations in the Statement of Operations. For the nine months ended September 30, 2007, we recorded impairment charges of $339.1 million, $79.2 million of which was recorded in costs of homebuilding sales, $92 million of which was recorded in impairment charges in the Statement of Operations, and $168 million of which was recorded in discontinued operations in the Statement of Operations.
Our consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2007, we have $1,483.8 million in consolidated borrowings, and have guaranteed debt of our unconsolidated joint ventures totaling $53.2 million. We have experienced significant losses for the year ended December 31, 2006, and the nine months ended September 30, 2007.
For the nine months ended September 30, 2007, we incurred a net loss of ($370.1 million). As of September 30, 2007, we had stockholders’ deficit of ($92.5 million), which was a significant decrease compared to stockholders’ equity of $279.5 million as of December 31, 2006. These results raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend on our ability to complete our planned sales of properties, to modify financial covenants in our debt agreements, and to restructure, extend, or refinance our debt obligations that remain in default or reach their maturity date. The accompanying Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets.

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
The following tables summarize impairment charges related to homebuilding inventory, recorded during the three and nine months ended September 30, 2007:
For the three months ended September 30, 2007:

		Impairments
		Included In	Impairments	Write-off
		Costs of	Included In	of	Total
	Number of	Homebuilding	Impairment	Contract	Impairments/
Project Type	Projects	Sales	Charges	Deposits	Write-offs
Active condominium conversions	5	$25,395	$—	$—	$25,395
Active mid-rise developments	3	7,955	18,094	—	26,049
Townhouse developments	1	—	4,307	—	4,307
Active rental repositions/ developments	3	—	3,109	—	3,109
Active land developments	3	2,357	—	—	2,357
Pipeline and pre-pipeline projects	5	—	19,901	—	19,901
Contract deposits	11	—	—	4,426	4,426

Total	31	$35,707	$45,411	$4,426	$85,544

For the nine months ended September 30, 2007:

		Impairments
		Included In	Impairments	Write-off
		Costs of	Included In	of	Total
	Number of	Homebuilding	Impairment	Contract	Impairments/
Project Type	Projects	Sales	Charges	Deposits	Write-offs
Active condominium conversions	6	$58,854	$—	$—	$58,854
Active mid-rise developments	3	17,953	28,555	—	46,508
Townhouse developments	1	—	4,307	—	4,307
Active rental repositions/ developments	3	—	11,073	—	11,073
Active land developments	3	2,357	—	—	2,357
Pipeline and pre-pipeline projects	5	—	47,996	—	47,996
Contract deposits	16	—	35	5,484	5,519

Total	37	$79,164	$91,966	$5,484	$176,614

We carry rental real estate to be held and used at cost unless events or circumstances indicate that the carrying value may not be recoverable, in which case we write down the related assets to their estimated fair value. We carry rental real estate held for sale at the lower of cost or estimated fair value less selling costs. For the three and nine months ended September 30, 2007, we recorded impairment charges of $54.6 million and $167.8 million, respectively, to reduce the carrying values of eight apartment communities to estimated fair value less costs of sale upon the decision to sell the properties. We also recorded an impairment charge of $186,000 to reduce the carrying value of a commercial property to its contract sale price less costs of sale for the three months ended June 30, 2007. Because we presented these nine properties in assets held for sale, we presented the impairment charges in discontinued operations. See NOTE 8. “ASSETS HELD FOR SALE.”

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 1. BASIS OF PRESENTATION (Continued)
Costs of homebuilding sales. Costs of homebuilding sales include land, construction costs, development salaries, construction supervision, marketing, commissions and other selling costs, property taxes, insurance, interest (previously capitalized), developer fees, architectural and engineering fees, and impairment charges related to active projects. The following table presents interest (previously capitalized), impairment charges and development salaries, marketing and selling costs included in costs of homebuilding sales for the periods presented.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Costs of homebuilding sales:
Interest (previously capitalized)	$10,106	$5,194	$30,344	$14,334
Development, salaries, marketing and selling costs	6,275	5,785	17,543	14,875
Construction and other project costs	83,554	70,963	259,723	218,597

	$99,935	$81,942	307,610	247,806

Impairment charges included in costs of homebuilding sales (above):
Interest (previously capitalized)	$1,272	$—	$8,258	$—
Development, salaries, marketing and selling costs	345	—	2,691	—
Construction and other project costs	34,090	136	68,215	551

	$35,707	$136	$79,164	$551

Allowance for uncollectible contracts receivable. Amounts due under sales contracts, to the extent recognized as revenue under the percentage-of-completion method, are recorded as contracts receivable and are reported net of an allowance for potential customer defaults. We estimate the number of defaults that may occur for sales under existing contracts that have not yet closed based on our default experience to date. We revise these estimates as additional information becomes available. At September 30, 2007, our contracts receivable of $10.8 million is net of an allowance of $7.1 million for estimated potential customer defaults. The following table presents the activity in our allowance for uncollectible contracts receivable:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Allowance for uncollectible contracts receivable at beginning of period	$17,893	$—	$—	$—
Allowance established	—	—	17,893	—
Write-offs	(10,770)	—	(10,770)	—

Allowance for uncollectible contracts receivable at end of period	$7,123	$—	$7,123	$—

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

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 1. BASIS OF PRESENTATION (Continued)
The following table presents the activity in our warranty liability account included in other accounts payable and liabilities, in the accompanying September 30, 2007, Consolidated Balance Sheet.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Warranty liability at beginning of period	$4,550	$3,140	$4,000	$2,664
Warranty costs accrued	318	334	1,093	1,384
Warranty costs paid	(61)	(6)	(286)	(580)

Warranty liability at end of period	$4,807	$3,468	$4,807	$3,468

Capitalized interest. We capitalize interest on funds used in constructing property from the date of initiation of construction activities through the time the property is ready for leasing or sale. The following table is a summary of interest expense, net:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Total interest expense incurred	$23,847	$22,238	$63,418	$60,531
Debt borrowing cost amortization	1,572	2,000	5,764	6,270
Interest capitalized	(9,505)	(13,960)	(34,003)	(41,702)

Interest expense, net	$15,914	$10,278	$35,179	$25,099

Previously capitalized interest included in cost of sales	$10,106	$5,194	$30,344	$14,334

Comprehensive income (loss). Comprehensive income (loss) is comprised of net income (loss) from our results of operations and changes in the fair value of a derivative accounted for as a cash flow hedge. The components of comprehensive income (loss), net of income taxes, are as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Net income (loss)	$(184,803)	$5,965	$(370,058)	$35,106
Changes in fair value of derivative, net of income tax expense	(209)	(125)	(606)	(79)

Comprehensive income (loss)	$(185,012)	$5,840	$(370,664)	$35,027

Information about Major Customers. Revenue for the nine months ended September 30, 2007 included the sale of a rental development for $30.3 million during the first quarter of 2007, which represents more than 10% of the consolidated revenue for the first nine months of 2007, and is reported in homebuilding sales revenue.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 2. STOCK-BASED AWARDS
Stock-based compensation expense recognized under Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payments,” for the three and nine months ended September 30, 2007 and 2006 is summarized in the following table:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Stock-based compensation	$421	$190	$1,066	$998
Income tax benefit	(157)	(71)	(398)	(374)

	$264	$119	$668	$624

As of September 30, 2007, there was approximately $1.3 million of total unrecognized compensation cost related to nonvested share options, which is expected to be amortized over the weighted average life of 1.9 years. During the first nine months of 2007, we granted restricted stock awards for 3,500 shares of common stock and options to purchase 14,000 shares of common stock to directors under the Omnibus Plan, all of which were immediately exercisable. The restricted stock awards are subject to each director’s agreement not to sell the restricted stock for as long as the director remains on our board of directors. The fair value of the 3,500 shares of restricted stock was $41,000 on the grant date. The fair value of the options was $17,000 on the grant date.
During the first nine months of 2006, we granted restricted stock awards for 128,167 shares of common stock to employees and 3,500 shares of common stock to directors. The director grants were immediately vested, subject to each director’s agreement not to sell the restricted stock for as long as the director remains on our board of directors. The fair value of the 3,500 shares issued to directors was $66,000 on the grant date. The restricted stock awards issued to employees had one year vesting periods, and there were no restrictions on trading upon vesting. The fair value of the 128,167 shares of common stock was $2.2 million on the grant dates.
Upon the vesting of 81,086 shares of restricted stock, 24,202 shares were surrendered to cover income tax withholding in the first nine months of 2007. In connection with the exercise of 249,301 stock options, 28,745 shares were surrendered to cover income tax withholding and 103,557 shares were surrendered to cover the cost of the exercise in the first nine months of 2007. For the nine months ended September 30, 2007, 5,021 shares of restricted stock were forfeited and retired.
NOTE 3. VARIABLE INTEREST ENTITIES
At September 30, 2007, we have identified six joint ventures as variable interest entities (“VIEs”), and we are the primary beneficiary of five of these VIEs. These five entities have been consolidated in accordance with the Financial Accounting Standards Board’s (“FASB”) Interpretation (“FIN”) 46(R) “Consolidation of Variable Interest Entities.” The five entities consist of one partnership with 25 rental communities with 6,032 apartments, two limited liability companies with rental apartment communities, one with 328 units that is in lease-up and the other with 90 units, and two limited liability companies engaged in homebuilding, one with a 215-unit age-restricted traditional new development, and the other with a 217- unit rental development. The aggregate total assets of the five consolidated VIEs were $467.5 million as of September 30, 2007. Of the total assets, $308.9 million, net of accumulated depreciation of $83.8 million, is classified as rental real estate and $133.7 million is classified as homebuilding inventory in the accompanying September 30, 2007, Consolidated Balance Sheet. At September 30, 2007, these entities had debt of $547.3 million, of which $443.9 million was non-recourse to the general assets of Tarragon.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 3. VARIABLE INTEREST ENTITIES (Continued)
We have identified one VIE that is not consolidated, as we are not the primary beneficiary. This VIE is a limited liability limited partnership that acquired a rental apartment community for conversion to condominium homes for sale. The liabilities of this VIE are non-recourse to the general assets of Tarragon. In accordance with the terms of the partnership agreement, Tarragon may be required to fund a portion of partnership losses up to a maximum of $195,000. Through September 30, 2007, none of that amount had been funded. We are a limited partner and have recovered our investment in the partnership.
NOTE 4. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES
Investments in and advances to partnerships and joint ventures consisted of the following:

		Carrying Amount
	Profits Interest	September 30, 2007	December 31, 2006
Choice Home Financing, L.L.C.	50%	$193	$333
Delaney Square, L.L.C.	50%	—	—
Hoboken joint ventures:
900 Monroe Development, L.L.C.	63%	5,868	4,261
Block 106 Development, L.L.C.	63%	6,726	5,972
Block 102 Development, L.L.C.	48%	3,156	3,069
Block 103 Development, L.L.C.	55%	1,619	2,160
Block 112 Development, L.L.C.	63%	11,304	11,134
Block 114 Development, L.L.C.	55%	2,172	3,767
Block 144 Development, L.L.C.	63%	2,533	2,273
TDC/Ursa Hoboken Sales Center, L.L.C.	48%	—	1,570
Thirteenth Street Development, L.L.C.	50%	—	—
Upper Grand Realty, L.L.C.	50%	—	—
Keane Stud, L.L.C.	50%	8,514	7,795
LOPO, L.P.	50%	9,866	11,953
Merritt Stratford, L.L.C. (1)	50%	—	325
Orchid Grove, L.L.C.	50%	1,455	6,279
Park Avenue at Metrowest, Ltd.	50%	—	—
Shefaor/Tarragon, LLLP	29%	—	—
Tarragon Calistoga, L.L.C.	80%	632	632

		$54,038	$61,523

(1)	This entity was consolidated in the second quarter of 2007 upon the acquisition of our partner’s 50% interest for $1.75 million.
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
During the nine months ended September 30, 2007, we recorded impairment charges of $6 million related to our investment in Orchid Grove, L.L.C.
Loan Guarantees for Unconsolidated Partnerships and Joint Ventures. As of September 30, 2007, we have guaranteed payment of one construction loan and four land loans of seven unconsolidated joint ventures. The aggregate fully funded amount of these five loans is $79.3 million. At September 30, 2007, we guaranteed the aggregate outstanding balance of $53.2 million. Of this amount, $12.3 million matures in 2007 and $40.9 million matures in 2008. In accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the fair value of these guarantees totaling $1.7 million has been recorded as a liability

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 4. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES (Continued)
which is presented in other accounts payable and liabilities in the accompanying September 30, 2007, Consolidated Balance Sheet.
As of September 30, 2007, Tarragon, as guarantor, did not meet the financial covenants under the guarantees of the $9 million loan of Block 103 Development, L.L.C., Block 114 Development, L.L.C., and TDC/Ursa Hoboken Sales Center, L.L.C. and the $3.9 million loan of 900 Monroe Development L.L.C. We intend to seek waivers of noncompliance or modification of the covenants from the lenders.
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
Tarragon and its partner jointly and severally guarantee repayment of the Regions Bank construction loan made to Orchid Grove, L.L.C., upon maturity whether by acceleration or otherwise. The outstanding balance of this loan was $31.9 million at September 30, 2007. We are currently in discussions with Regions Bank for a waiver or loan modification necessitated by the number of completed units exceeding the number allowed by the loan agreement. The loan is current in payment and has not matured or been accelerated. We believe that, as of September 30, 2007, if there were an occurrence of a triggering event under the guaranty, the collateral should be sufficient to repay the obligation.
There can be no assurance that we will be able to reach agreements with the lenders for waiver of noncompliance or modification of financial covenants or extensions of maturities.
Below are unaudited summarized financial data for Park Avenue at Metrowest, LLC (“Park Avenue”) individually and combined for our other unconsolidated partnerships and joint ventures that are not individually significant, for the three and nine months ended September 30, 2007 and 2006.

			All			All
			Partnerships			Partnerships
			and Joint			and Joint
	Park Avenue	Other	Ventures	Park Avenue	Other	Ventures
	For the Three Months Ended September 30, 2007			For the Three Months Ended September 30, 2006
Homebuilding revenue	$73	$16,766	$16,839	$2,199	$7,260	$9,459
Gross profit (loss) from home sales	17	(4,248)	(4,231)	356	(1,104)	(748)
Net income (loss)	49	(4,590)	(4,541)	356	3,327	3,683

	For the Nine Months Ended September 30, 2007			For the Nine Months Ended September 30, 2006
Homebuilding revenue	$318	$58,998	$59,316	$22,221	$30,729	$52,950
Gross profit (loss) from home sales	(145)	3,083	2,938	4,652	(881)	3,771
Net income (loss)	(141)	3,352	3,211	4,652	4,550	9,202

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 5. NOTES PAYABLE AND COVENANTS
The following table presents our notes payable and other debt by maturity during the periods presented. For debt satisfied through asset sales subsequent to September 30, 2007, please see NOTE 15 “SUBSEQUENT EVENTS.” Accelerated maturity dates for loans in default are reflected in the table. The table does not take into consideration any amounts that could be accelerated if lenders were to give notices of default for non-compliance with financial covenants.

	Three Months Ending
	Dec 31,	Mar 31,	Jun 30,	Sep 30,	Dec 31,	2009
	2007	2008	2008	2008	2008	or Thereafter	Total
Mortgages and notes payable
Land for development	$9,350	$15,740	$—	$11,250	$—	$—	$36,340
Residential construction in progress (1)	12,929	22,676	766	15,254	8	83,844	135,477
Condominium conversions (2)	35,457	—	—	14,614	—	29,709	79,780
Construction in progress – rentals (3)	29,269	78,488	—	—	—	41,339	149,096
Rental real estate (4)	207	212	5,654	204	226	491,445	497,948
Unsecured lines of credit and notes (5)	18,703	36,617	336	339	942	16	56,953
Mortgages and notes payable related to assets held for sale (7)	201,959	7,252	14,728	74,512	118	98,925	397,494
Senior convertible notes (6)	5,750	—	—	—	—	—	5,750
Subordinated unsecured notes	—	—	—	—	—	125,000	125,000

	$313,624	$160,985	$21,484	$116,173	$1,294	$870,278	$1,483,838

(1)	Mortgages and notes payable for residential construction in progress includes a $22.7 million loan maturing in the three months ending March 31, 2008, and a $28.7 million loan maturing in 2009 or thereafter for which we were not in compliance with the financial covenants in the loan agreements.

(2)	Mortgages and notes payable for condominium conversions includes two loans totaling $35.5 million that are in default and are reflected here with the accelerated maturity date of currently due, and $35.5 million maturing in the three months ending December 31, 2008, that is currently in default.

(3)	Mortgages and notes payable for construction in progress — rentals includes $7.4 million maturing in the three months ended September 30, 2007, that is currently in default.

(4)	Mortgages and notes payable for rental real estate includes $84.7 million maturing in the three months ending December 31, 2008, that is currently in default. Mortgages and notes payable for rental real estate includes $5.5 million maturing in the three months ending June 30, 2008, for which we were not in compliance with the financial covenant in the loan agreement.

(5)	As of September 30, 2007, we were not in compliance with certain financial covenants contained in a secured line of credit with a balance of $17.8 million that matures in the three months ending December 31, 2007.

(6)	We are currently in default on our senior convertible notes, and are reflected here with an accelerated maturity date of currently due.

(7)	Mortgages and notes payable related to assets held for sale include three loans totaling $121.6 million that are currently in default and are reflected here with an accelerated maturity date of currently due.
As discussed below, we did not make August 2007 debt service payments as scheduled and received notices of default and acceleration from certain of our lenders, including GECC and Fannie Mae. We have since restored most of our debt to good standing by paying past due debt service, and GECC, Fannie Mae, and other lenders have reinstated their loans to us. As of the date of this filing, we continue to be in default on the following debt:
•	$157.1 million outstanding under a secured credit facility with Barclays Capital Real Estate, Inc. (“Barclays”). Accrued but unpaid interest at the contractual rate and default interest at 5%, late fees, and reimbursements due to Barclays for legal fees and property taxes paid were approximately $9.8 million at December 21, 2007. We are in discussions with Barclays in an effort to restructure this debt. We have entered into a contract to sell all of the Barclays’ properties in a transaction in which the buyer would assume $108 million of the Barclays’ debt and payoff the balance.

•	$5.8 million of senior convertible notes. We have offered the note holder payment of past due interest of $232,000 in exchange for reinstatement of the notes.

•	$7.4 million land loan secured by a property in Norwalk, Connecticut. The lender has initiated judicial foreclosure proceedings, which we intend to defend. Accrued but unpaid interest at the contractual rate and late fees on this loan were approximately $1 million at December 21, 2007.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 5. NOTES PAYABLE AND COVENANTS (Continued)
As of September 30, 2007, we did not meet the financial covenants for debt totaling $466.7 million. Of this amount, $71 million has been satisfied through sales of the properties or condominium inventory securing the debt or refinancing subsequent to September 30, 2007. We have been granted forbearance from the lender of another $14.4 million through June 30, 2009. We are negotiating with the noteholder of the subordinated unsecured notes for a long-term modification or waiver. The sale of the six properties securing the Barclays secured credit facility, which is anticipated to close in December 2007, would satisfy $157.1 million, and the sale of one property is scheduled to close in December 2007 which would satisfy an additional $19.4 million. We intend to seek waivers or modifications of the covenants from the lenders of the remaining $80.2 million of debt for which we did not meet the financial covenants at September 30, 2007.
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
Subordinated Unsecured Notes. On June 15, 2005, we issued $40 million of subordinated unsecured notes due June 30, 2035. The notes bear interest, payable quarterly, at a rate of 8.71% through June 30, 2010, and afterwards at a variable rate equal to LIBOR plus 4.4% per annum (9.52% at September 30, 2007). The notes are prepayable after June 30, 2010, at par. On September 12, 2005, we issued an additional $25 million of unsecured subordinated notes due October 30, 2035. These notes bear interest, payable quarterly, at a rate of 8.79% through October 30, 2010, and afterwards at a variable rate equal to LIBOR plus 4.4% per annum (9.52% at September 30, 2007). The notes are prepayable after October 30, 2010, at par. On March 1, 2006, we issued an additional $60 million of unsecured subordinated notes due April 30, 2036. These notes bear interest, payable quarterly at 400 basis points over 30-day LIBOR (9.12% at September 30, 2007). The notes are prepayable after April 30, 2011, at par. As of September 30, 2007, the outstanding principal balance of these three series of subordinated unsecured notes was $125 million.
As of September 30, 2007, we were not in compliance with a debt service coverage ratio and net worth covenants contained in the indentures for the subordinated unsecured notes. We are negotiating with the noteholder of the subordinated unsecured notes for a long-term modification or waiver. We anticipate, but can provide no assurances, that we will be able to reach such an agreement and modification with the holders of these notes. If we are unable to reach an agreement with the note holders, under the terms of the indentures, the indenture trustee or the holders of not less than 25% of the outstanding notes of any series (after 30 days prior notice), could give us a notice of default and accelerate payment of these subordinated unsecured notes. The acceleration of our obligations under these notes would have a material adverse effect on our liquidity and financial position.
Unsecured Credit Facilities. At September 30, 2007, we had a $40 million unsecured line of credit with affiliates of William S. Friedman, our chief executive officer and chairman of our Board of Directors. Advances under this loan bear interest at the lower of 100 basis points over the 30-day LIBOR or the lowest rate offered in writing to us for an unsecured loan by an institutional lender (6.12% at September 30, 2007). Until

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 5. NOTES PAYABLE AND COVENANTS (Continued)
August 2007, the loan called for payments of interest on demand, but no more frequently than monthly, with all outstanding principal due at maturity in January 2008. As of September 30, 2007, the outstanding balance under this line of credit was $36 million. In August 2007, Tarragon and Mr. Friedman agreed that all payments would be deferred until November 2007, and no further advances would be made under this line of credit. In November 2007, this line of credit was converted into a term loan that matures in January 2009, and Tarragon was granted the right to defer interest payments until November 2007. Interest payments totaling $1.5 million were made in November and December of 2007 in connection with the conversion of the line of credit to a term loan.
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
Fannie Mae loan defaults. In August 2007, we received notices of default and acceleration from Fannie Mae for failure to make August 2007 debt service payments on mortgage loans totaling $79.6 million secured by 11 apartment properties. Subsequently, Fannie Mae initiated foreclosure litigation and obtained court appointed receivers on six of the properties. In September 2007, we brought the loans current and entered into an agreement with Fannie Mae to reinstate the mortgage loans and dismiss the receivers and the pending foreclosure actions. In December 2007, we sold one of the properties with a mortgage from Fannie Mae, and the purchaser assumed the $23.5 million loan of the related party.
National City loan defaults. In August 2007, we received notices of default and acceleration from National City Bank (“National City”) for failure to make debt service payments on two construction loans and one loan secured by a rental property. In November 2007, we entered into an agreement with National City under which these three loans are now cross collateralized and cross defaulted, and National City has agreed to forbear from exercising any rights or remedies as a result of the existing default through July 2009. Pursuant to the agreement, we must pay the August through October debt service payments of $1.9 million by January 7, 2008. As of September 30, 2007, the aggregate outstanding balance, including interest, of these loans was $98.8 million. As of September 30, 2007, we were not in compliance with a net worth covenant on one of the National City loans. In the forbearance agreement entered into in November 2007, compliance with this covenant was waived through June 30, 2009. As discussed below, we sold the rental property securing this loan in December 2007.
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

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 5. NOTES PAYABLE AND COVENANTS (Continued)
Regions Bank. In October 2007, we entered into an agreement with Regions Bank under which we paid past due interest on three loans totaling $31.1 million and established interest reserves of $2.8 million for these three loans. Additionally, the maturity of a land loan that otherwise matured in September 2007 was extended until January 2, 2008 (the “Forbearance Termination Date”), and Regions Bank agreed to forbear from exercising any rights or remedies under the existing defaults through the Forbearance Termination Date. As of September 30, 2007, the aggregate outstanding amounts, including interest, for these loans was $31.7 million.
Bank of America. We have a $25 million revolving line of credit with Bank of America secured by assets of one of our consolidated joint ventures and unsold units of one of our condominium conversion projects. The line of credit had an outstanding balance of $17.8 million as of September 30, 2007. We also have a construction loan and an acquisition and development loan with Bank of America with a combined outstanding balance as of September 30, 2007, of $35 million. As of September 30, 2007, we were not in compliance with certain of the financial covenants contained in these loan agreements. We intend to seek waiver of compliance with or modifications of the financial covenants. On November 14, 2007, the revolving line of credit matured. We are negotiating a short-term extension of the maturity date for this obligation.
On October 15, 2007, a $3.6 million acquisition and development loan secured by a mid-rise development known as Trio East matured. We have not repaid this loan and are in discussions to extend the maturity date.
In November 2007, we obtained construction financing of $12 million for a mid-rise development known as The Exchange, and we repaid the existing $6.3 million acquisition and development loan from Bank of America. The construction loan has a one-year term maturing in November 2008.
BankAtlantic. As of September 30, 2007, we had four outstanding loans from BankAtlantic. As of September 30, 2007, we were not in compliance with the minimum net worth and leverage ratio covenants contained in three of the four loans. These three loans have a combined outstanding balance of $4.7 million as of September 30, 2007. We intend to seek waiver of compliance with or modification of these covenants.
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
Barclays loan defaults. In August 2007, we received notices of default from Barclays for failure to make debt service payments on loans secured by six properties in August 2007. Barclays also demanded immediate payment of $15 million under the related repayment guaranty. In September 2007, Barclays initiated a foreclosure proceeding against the properties. Pursuant to a court order entered in that proceeding, rents of four of the properties in excess of expenses to preserve, maintain, and operate the properties are paid to Barclays monthly. We are in discussion with Barclays to restructure these loans. We have entered into a contract to sell all of the Barclays’ properties in a transaction in which the buyer would assume $108 million of the Barclays’ debt and pay off the balance.
LaSalle loan defaults. In August 2007, we received notices of default from LaSalle Bank National Association (“LaSalle”) for failure to make debt service payments on three mortgage loans. As of September 30, 2007, we were not in compliance with the minimum net worth and leverage ratio covenants contained in loan agreements with LaSalle. In October 2007, proceeds from the sale of Kennesaw Farms (see Asset Sales in NOTE 15. “SUBSEQUENT EVENTS”) were used to pay past due debt service. We also entered into agreements with LaSalle under which these three loans and a land loan

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 5. NOTES PAYABLE AND COVENANTS (Continued)
are now cross defaulted. LaSalle has also agreed to forbear from exercising any rights relating to any existing or future financial covenant defaults under the Tarragon guaranty through December 31, 2007, or upon the sale of a property securing one of the loans, if earlier. As of September 30, 2007, the aggregate outstanding balance, including interest, of these loans was $76.2 million.
Senior convertible notes defaults. In August 2007, we received a notice of default from the holder of the senior convertible notes based on cross-default provisions in the indenture governing the notes. In October 2007, we received a subsequent notice of default and acceleration for failure to make the semi-annual interest payment due September 15, 2007. The outstanding balance of the convertible notes, including accrued interest and late fees, was $6 million as of September 30, 2007. We have offered the holder payment of past due interest of $232,000 in exchange for reinstatement of the notes.
Noncompliance with other financial covenants. We have a construction loan with Fremont with a balance of $22.7 million as of September 30, 2007. As of September 30, 2007, we were not in compliance with the minimum net worth covenant contained in this loan agreement.
We have an acquisition and development loan with RBC with a balance of $758,000 as of September 30, 2007. As of September 30, 2007, we were not in compliance with the minimum net worth covenant contained in this loan agreement.
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
Wachovia. On August 15, 2007, a $24 million construction loan with Wachovia Bank, National Association (“Wachovia”) matured. In October 2007, Wachovia initiated judicial foreclosure proceedings. On November 21, 2007, we sold the property, and the purchaser assumed the outstanding $21.9 million loan. We paid $2.4 million of interest charges, including default interest, from the closing proceeds.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 6. EARNINGS (LOSS) PER COMMON SHARE
Earnings (loss) per common share have been computed based on the weighted average number of shares of common stock outstanding for the three and nine month periods ended September 30, 2007 and 2006. Following is a reconciliation of earnings (loss) per common share – basic and earnings (loss) per common share – assuming dilution.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Net income (loss) allocable to common stockholders, as reported	$(185,183)	$5,770	$(371,201)	$34,510
Add:
Interest expense on convertible notes, net of income taxes	—	95	—	261

Net income (loss) allocable to common stockholders – assuming dilution	$(185,183)	$5,865	$(371,201)	$34,771

Weighted average of common shares used in computing earnings per share	28,953,381	27,791,467	28,584,697	28,217,373
Convertible preferred interest of minority partner in consolidated joint venture	—	668,096	—	668,096
Convertible notes	—	469,771	—	469,771
Effect of stock options	—	1,637,537	—	1,903,998
Effect of stock appreciation rights	—	18,627	—	66,699

Weighted average of common shares used in computing earnings per share – assuming dilution	28,953,381	30,585,498	28,584,697	31,325,937

Earnings (loss) per common share
Net income (loss) allocable to common stockholders – basic	$(6.40)	$.21	$(12.99)	$1.22

Net income (loss) allocable to common stockholders – assuming dilution	$(6.40)	$.19	$(12.99)	$1.11

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 6. EARNINGS (LOSS) PER COMMON SHARE (Continued)
The following table summarizes the effect of potentially dilutive items on weighted average shares of common stock outstanding used in the computation of earnings (loss) per share — assuming dilution in the 2007 periods that are not reflected because their effect was antidilutive due to a loss from continuing operations allocable to common stockholders.

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2007	September 30, 2007
Convertible notes	472,172	472,172
Effect of stock options	257,272	875,022
Effect of stock appreciation rights	—	8,005

	729,444	1,355,199

NOTE 7. SEGMENT REPORTING
Our business is divided into two principal segments – Homebuilding and Real Estate Services.
Homebuilding. Our activities in the Homebuilding Business (“Homebuilding”) encompass the development of new high-rise or mid-rise condominiums and townhomes for sale to residents, condominium conversions of existing apartment communities, land development and sale, and development of new rental properties, primarily apartment communities. We measure the performance of Homebuilding primarily by gross profit from home sales. The following table presents units in our active for-sale communities at September 30, 2007, by product-type:

High-and mid-rise developments (1)	449
Townhome and traditional new developments	839
Condominium conversions	1,335
Land development	79

2,702

(1)	As of September 30, 2007, we have recognized revenue under the percentage of completion method from the sale of 15 units in one project that has not yet been delivered.
Also included in Homebuilding at September 30, 2007, are eight rental communities with 2,225 apartments under development, and a recently completed apartment community with 328 units. Three of the properties under development with 930 apartments are held by our Real Estate Services Business (“Real Estate Services”).
Real Estate Services. This segment includes rental properties under development, in lease-up, and with stabilized operations. We consider a property stabilized when development or renovation is substantially complete and recurring operating income exceeds operating expenses and debt service. At September 30, 2007, we owned 11,352 consolidated stabilized apartments. We also had consolidated commercial properties with 304,000 square feet of space. The results of operations of twelve consolidated apartment communities with 3,516 units and two consolidated commercial properties with 148,000 square feet that are held for sale have been presented in discontinued operations in the accompanying Consolidated Statements of Operations. We also had eleven rental properties with 3,308 apartments in lease-up following the transfer of these properties from the Homebuilding Business to our Real Estate Services Business as a result of the decision not to convert them to condominiums. We have sold five of these properties with 1,691 units since September 30, 2007. See NOTE 15. “SUBSEQUENT EVENTS.”

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 7. SEGMENT REPORTING (Continued)
We use net operating income to measure the performance of Real Estate Services. Net operating income is defined as rental revenue less property operating expenses. We believe net operating income is an important supplemental measure of operating performance of our rental properties because it provides a measure of the core operations of the properties. Additionally, we believe that net operating income, as defined, is a widely accepted measure of comparative operating performance in the real estate community.
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

	HOMEBUILDING
	Operating Statements
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2007		2006		2007		2006
Homebuilding sales	$67,927	100%	$104,724	100%	$282,921	100%	$359,704	100%
Costs of homebuilding sales (1)	(121,005)	(178%)	(92,149)	(88%)	(363,988)	(129%)	(296,985)	(83%)

Gross profit (loss) on homebuilding sales	(53,078)	(78%)	12,575	12%	(81,067)	(29%)	62,719	17%

Minority interests in homebuilding sales of consolidated partnerships and joint ventures	(162)	—	(618)	(1%)	(1,608)	(1%)	(1,104)	—
Outside partners’ interests in homebuilding sales of unconsolidated partnerships and joint ventures	2,432	4%	(101)	—	(4,510)	(2%)	(1,750)	—
Overhead costs associated with investments in joint ventures	(38)	—	(187)	—	(323)	—	(466)	—
Performance-based compensation related to projects of unconsolidated partnerships and joint ventures	—	—	78	—	(7)	—	(134)	—

	(50,846)	(74%)	11,747	11%	(87,515)	(32%)	59,265	17%

Other income (loss) and expenses:
Impairment charges	(43,982)	(65%)	—	—	(114,034)	(40%)	—	—
Interest expense	(4,874)	(7%)	(3,379)	(3%)	(6,822)	(2%)	—	—
Net income (loss) from rental operations	(1,731)	(3%)	(2,575)	(2%)	(5,193)	(2%)	1,730	—
Mortgage banking income	—	—	137	—	—	—	602	—
General and administrative expenses	(12,261)	(18%)	(7,063)	(7%)	(27,967)	(10%)	(20,694)	(6%)
Other corporate items	175	—	(123)	—	861	—	(75)	—
Reserve for litigation, settlements and other claims	(55)	—	—	—	(1,090)	—	—	—
Loss on extinguishment of debt	—	—	197	—	(1,414)	—	(2,192)	(1%)
Distributions from unconsolidated partnerships and joint ventures in excess of investment	—	—	9,625	9%	—	—	9,625	3%
Provision for losses	(3,000)	(4%)	—	—	(3,000)	(1%)	—	—
Loss on disposition of joint venture interest	(219)	—	—	—	(6,038)	(2%)	—	—
Gain on sale of real estate	—	—	817	1%	—	—	817	—

Income (loss) before taxes	(116,793)	(171%)	9,383	9%	(252,212)	(89%)	49,078	13%
Income tax (expense) benefit	—	—	(3,518)	(3%)	33,055	12%	(19,377)	(5%)

Net income (loss)	$(116,793)	(171%)	$5,865	6%	$(219,157)	(77%)	$29,701	8%

(1)	Costs of homebuilding sales includes marketing and advertising of for-sale communities, development salaries, land, construction costs, architectural and engineering fees, and capitalized interest. Cost of sales for the three and nine months ended September 30, 2007, included impairment charges of $35.7 million and $79.2 million, respectively, and the effect of market driven margin reductions totaling $10.3 million and $18.7 million, respectively. Cost of sales for the three and nine months ended September 30, 2006, included the effect of margin reductions totaling $8.6 million and $18.4 million, respectively.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 7. SEGMENT REPORTING (Continued)

	HOMEBUILDING
	Balance Sheets
	September 30, 2007	December 31, 2006
Assets
Cash and cash equivalents	$16,124	$21,468
Restricted cash	21,396	13,594
Contracts receivable, net	10,765	69,048
Homebuilding inventory Land for development	108,178	129,975
Residential construction in progress	234,319	231,894
Condominium conversions	126,230	397,299
Construction in progress – rentals	161,478	221,545
Contract deposits	6,421	13,390
Investments in partnerships and joint ventures	53,213	60,559
Other assets, net	23,115	28,045

	$761,239	$1,186,817

Liabilities and Equity
Accounts payable and other liabilities:
Trade accounts payable	$19,210	$15,903
Accounts payable and other liabilities	76,357	75,144
Deferred tax liability	—	33,055
Mortgages and notes payable:
Land for development	36,340	31,586
Residential construction in progress	135,477	129,585
Condominium conversions	79,780	227,137
Construction in progress – rentals	109,167	128,179
Unsecured lines of credit and notes	20,920	29,419
Senior convertible notes	—	5,750
Subordinated unsecured notes	125,000	125,000

	602,251	800,758

Minority interest	9,678	9,771
Equity	149,310	376,288

	$761,239	$1,186,817

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 7. SEGMENT REPORTING (Continued)

	REAL ESTATE SERVICES
	Operating Statements
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2007		2006		2007		2006
Rental revenue	$28,382	100%	$21,761	100%	$81,786	100%	$67,056	100%
Property operating expenses	(14,646)	(52%)	(10,965)	(50%)	(41,770)	(51%)	(33,660)	(50%)

Net operating income	13,736	48%	10,796	50%	40,016	49%	33,396	50%
Net gain on sale of real estate	3,859		9,498		5,619		23,965
Minority interests in income of consolidated partnerships and joint ventures	—		(2,038)		—		(2,446)
Mortgage banking income	118		—		416		—
General and administrative expenses	(3,934)		(1,743)		(9,017)		(4,943)
Loss on extinguishment of debt	(207)		—		(214)		—
Other corporate items	369		757		1,148		1,603
Reserve for litigation, settlements and other claims	328		—		(627)		—
Impairment (charges) recoveries	(56,049)		(722)		(145,937)		(894)
Interest expense	(21,905)		(13,057)		(53,009)		(33,443)
Depreciation expense	(3,679)		(3,334)		(14,523)		(10,153)

Income (loss) before taxes	(67,364)		157		(176,128)		7,085
Income tax (expense) benefit	(646)		(57)		25,227		(1,680)

Net income (loss)	$(68,010)		$100		$(150,901)		$5,405

	REAL ESTATE SERVICES
	Balance Sheets
	September 30,	December 31,
	2007	2006
Assets
Cash and cash equivalents	$2,084	$2,008
Restricted cash	10,095	10,003
Construction in progress — rentals	72,108	36,321
Contract deposits	251	199
Rental real estate, net	326,643	731,477
Investments in partnerships and joint ventures	825	964
Deferred tax asset	2,153	—
Assets held for sale	379,577	34,531
Other assets, net	18,905	20,441

	$812,641	$835,944

Liabilities and Deficit
Accounts payable and other liabilities:
Trade accounts payables	$12,927	$5,484
Accounts payable and other liabilities	33,077	45,982
Liabilities related to assets held for sale	416,474	25,588
Deferred tax liability	—	1,521
Mortgages and notes payable:
Construction in progress – rentals	39,929	7,340
Rental real estate	497,948	824,104
Unsecured lines of credit and notes	36,033	10,381
Senior convertible notes	5,750	—

	1,042,138	920,400

Minority interest	12,318	12,318
Deficit (1)	(241,815)	(96,774)

	$812,641	$835,944

(1)	Real Estate Services’ deficit is the result of impairment charges and distributions to the parent exceeding accumulated divisional earnings.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 7. SEGMENT REPORTING (Continued)

	REAL ESTATE SERVICES
	Net Operating Income
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2007		2006		2007		2006
Rental revenue
Same store stabilized apartment communities	$18,735	100%	$19,235	100%	$56,896	100%	$57,564	100%
Apartment communities no longer targeted for conversion to condominium homes for sale	7,020	100%	—	—	17,634	100%	—	—
Apartment communities sold during period	786	100%	642	100%	1,240	100%	3,433	100%
Apartment communities in lease-up	1,014	100%	—	—	2,692	100%	—	—
Commercial properties	827	100%	1,884	100%	3,324	100%	6,059	100%

	28,382	100%	21,761	100%	81,786	100%	67,056	100%

Property operating expenses
Same store stabilized apartment communities	(9,241)	(49%)	(9,304)	(48%)	(27,554)	(48%)	(27,724)	(48%)
Apartment communities no longer targeted for conversion to condominium homes for sale	(3,495)	(50%)	—	—	(9,404)	(53%)	—	—
Apartment communities sold during period	(926)	(117%)	(578)	(90%)	(1,524)	(123%)	(2,515)	(73%)
Apartment communities in lease-up	(614)	(61%)	—	—	(1,507)	(56%)	—	—
Commercial properties	(370)	(45%)	(1,083)	(57%)	(1,781)	(54%)	(3,421)	(56%)

	(14,646)	(52%)	(10,965)	(50%)	(41,770)	(51%)	(33,660)	(50%)

Net operating income (loss)
Same store stabilized apartment communities	9,494	51%	9,931	52%	29,342	52%	29,840	52%
Apartment communities no longer targeted for conversion to condominium homes for sale	3,525	50%	—	—	8,230	47%	—	—
Apartment communities sold during period	(140)	(17%)	64	10%	(284)	(23%)	918	27%
Apartment communities in lease-up	400	39%	—	—	1,185	44%	—	—
Commercial properties	457	55%	801	43%	1,543	46%	2,638	44%

	$13,736	48%	$10,796	50%	$40,016	49%	$33,396	50%

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 7. SEGMENT REPORTING (Continued)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Reconciliation of segment revenues to consolidated revenue:
Homebuilding total revenue	$67,927	$104,724	$282,921	$359,704
Less homebuilding division rental revenue presented in discontinued operations	2	(2,817)	(561)	(8,925)
Less homebuilding default revenue presented in discontinued operations	—	(6)	—	(11)
Less homebuilding sales revenue of unconsolidated partnerships and joint ventures	(16,839)	(9,459)	(59,316)	(52,950)
Add management fee and other revenue included in other corporate items	56	(123)	543	(87)
Add rental revenue from homebuilding properties presented in net income from property operations (1)	1,489	4,903	3,297	15,694

Homebuilding contribution to consolidated revenue	52,635	97,222	226,884	313,425

Real Estate Services rental revenue	28,382	21,761	81,786	67,056
Less Real Estate Services rental revenue presented in discontinued operations	(10,120)	(3,554)	(26,977)	(12,333)
Add management fee and other revenue included in other corporate items	246	634	826	1,181
Less rental revenues of unconsolidated partnerships and joint ventures	—	(272)	—	(1,020)

Real Estate Services contribution to consolidated revenue	18,508	18,569	55,635	54,884

Consolidated total revenue	$71,143	$115,791	$282,519	$368,309

(1)	Rental revenue generated by properties transferred from Real Estates Services to Homebuilding for conversion to condominiums and properties developed by Homebuilding in lease-up.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Reconciliation of segment net income (loss) to consolidated net income (loss):
Homebuilding net income (loss)	$(116,793)	$5,865	$(219,157)	$29,701
Real Estate Services net income (loss)	(68,010)	100	(150,901)	5,405

Consolidated net income (loss)	$(184,803)	$5,965	$(370,058)	$35,106

	September	December
	30, 2007	31, 2006
Reconciliation of segment total assets to consolidated total assets:
Homebuilding total assets	$761,239	$1,186,817
Real Estate Services total assets	812,641	835,944

Consolidated total assets	$1,573,880	$2,022,761

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 8. ASSETS HELD FOR SALE
Assets held for sale and liabilities related to assets held for sale in the accompanying Consolidated Balance Sheets include the following:

	September 30,	December 31,
	2007	2006
Real estate (net of accumulated depreciation of $24,937 in 2007 and $12,940 in 2006)	$374,935	$32,698
Other assets, net	4,642	1,833

	$379,577	$34,531

Mortgages and notes payable	$397,494	$24,663
Accounts payable and other liabilities	18,980	925

	$416,474	$25,588

The September 30, 2007, amounts include balances related to twelve apartment communities and two commercial properties that are either under contract of sale or are actively being marketed for sale. The December 31, 2006, amounts include balances related to one apartment community and four commercial properties.
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) operating results for properties sold or for which we have implemented plans of disposal have been reported in discontinued operations. Discontinued operations for the three and nine months ended September 30, 2007 and 2006 include the operations of properties sold since the beginning of 2006 and fourteen properties held for sale as of September 30, 2007, which we previously reported in Real Estate Services. The results of these operations were as follows:

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2007		2006		2007		2006
Rental revenue	$10,118	(1)	$6,378	(2)	$27,538	(3)	$21,269	(4)
Property operating expenses	(5,484)		(5,091)		(15,971)		(12,932)
General and administrative	(27)		—		(27)		—
Interest expense	(11,145)		(6,088)		(27,724)		(8,129)
Depreciation expense (11)	(356)		(1,622)		(4,683)		(2,611)
Impairment (charges) recoveries	(54,620	)(5)	(722)		(168,005	)(6)	(894)

Loss from operations before income taxes	(61,514	)(7)	(7,145	)(8)	(188,872	)(9)	(3,297	)(10)
Income tax benefit	22,945		2,022		70,449		1,238

Loss from operations	$(38,569)		$(5,123)		$(118,423)		$(2,059)

(1)	Rental revenue previously reported in Real Estate Services.

(2)	$3.6 million previously reported in Real Estate Services, and $2.8 million previously reported in Homebuilding.

(3)	$26.9 million previously reported in Real Estate Services, and $563,000 previously reported in Homebuilding.

(4)	$12.4 million previously reported in Real Estate Services, and $8.9 million previously reported in Homebuilding.

(5)	Includes seven apartment communities we have decided not to convert to condominium homes for sale. See discussion in NOTE 1. “BASIS OF PRESENTATION,” Impairment charges – Rental Real Estate Held For Sale.

(6)	Includes eight apartment communities we have decided not to convert to condominium homes for sale and one commercial property.

(7)	Net income previously reported in Real Estate Services.

(8)	$730,000 previously reported in Real Estate Services, and $6.4 million previously reported in Homebuilding

(9)	$162.5 million previously reported in Real Estate Services, and $26.4 million previously reported in Homebuilding.

(10)	$688,000 previously reported in Real Estate Services, and $2.6 million previously reported in Homebuilding.

(11)	Depreciation expense relates to depreciation recorded on properties prior to the date of transfer to assets held for sale.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 8. ASSETS HELD FOR SALE (Continued)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Gain on sale of real estate before income taxes	$3,706	$5,331	$5,068	$19,969
Income tax expense	(1,383)	(1,999)	(1,890)	(7,488)

Gain on sale of real estate	$2,323	$3,332	$3,178	$12,481

NOTE 9. INCOME TAXES
During the third quarter of 2007, we increased the valuation allowance against our deferred tax asset by $72 million to $104.6 million against a net deferred tax asset of $106.8 million. The valuation allowance has been established and maintained for net deferred tax assets on a “more likely than not” basis. We have considered the following possible sources of taxable income when assessing the realization of the deferred tax assets: (1) future reversals of existing taxable temporary differences; (2) taxable income in prior carryback years; (3) tax planning strategies; and (4) future taxable income exclusive of reversing temporary differences and carryforwards.
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
Primarily as a result of the change in our valuation allowance during the three and nine months ended September 30, 2007, the effective tax rate applied to our losses for the three and nine months ended September 30, 2007, is significantly below the federal statutory rate of 34%. Additionally, income tax (expense) benefit for the nine months ended September 30, 2007, includes the reversal of $1.5 million of certain tax reserves that management believes are no longer required.
We anticipate receiving income tax refunds aggregating approximately $2.2 million for the carryback of taxable losses.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 10. COMMITMENTS AND CONTINGENCIES
The Company and three of its officers (William S. Friedman, Chairman of the Board of Directors and Chief Executive Officer; Robert P. Rothenberg, President and Chief Operating Officer; Erin D. Pickens, Executive Vice President and Chief Financial Officer) have been named as defendants in purported securities class action suits on behalf of persons who purchased of the Company’s common stock between January 5, 2005 and August 9, 2007. In addition, the members of the Board of Directors of the Company and Ms. Pickens have been named as defendants in a fourth suit, filed as a shareholder derivative action. The plaintiffs’ in each of these lawsuits allege generally that the Company issued materially false and misleading statements regarding the Company’s business and financial results during the relevant time period. The Company believes that these claims are without merit and intends to defend the cases vigorously.
In December 2004, we were notified by our general liability insurer that it was withdrawing coverage for Orlando Central Park Tarragon, LLC, one of our subsidiaries, in connection with a negligence action pending in state court in Florida for personal injuries and damages allegedly suffered by the plaintiff as a result of the use by the outside property management company of an insecticide at the property. In November 2007, we settled this lawsuit for $650,000. We have accrued the settlement payment as of September 30, 2007.
We have entered into a compromise and agreement in connection with a contract dispute with the general contractor of one of our recently completed projects to pay $1.4 million, which includes a previously accrued $300,000 retainage balance, to settle the dispute. We accrued the balance of the settlement payment as of September 30, 2007. Payment is due in January 2008. We also have a contract dispute with the general contractor of another one of our recently completed projects. This matter is in arbitration, in accordance with the terms of the contract. We do not believe the amount of any loss in connection with this matter will exceed the retained contract balance. In another matter, the counter-party to a brokerage agreement is disputing our termination of the contract.
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
Our accrual for litigation-related losses that were probable and estimable, primarily those discussed above, was $1.8 million at September 30, 2007. As additional information about current or future litigation or other contingencies becomes available, we will assess whether additional amounts related to those contingencies should be accrued based on such information. Such additional accruals could potentially have a material impact on our business, results of operations, financial position and cash flows.
We believe we may have exposure for taxes other than income taxes. We believe the range of potential deficiency, including interest and penalties, is between $553,000 and $1.2 million and have accrued a loss contingency of $553,000 in connection with this exposure as of September 30, 2007.

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
NOTE 11. ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES
In May 2007, the FASB issued Staff Position FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”), which amends FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48,” together with FSP FIN 48-1 referred as “FIN 48, as amended”). As of January 1, 2007, we adopted the provisions of FIN 48, as amended, which clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with
SFAS No. 109, “Accounting for Income Taxes.” FIN 48, as amended, prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position an entity takes or expects to take in a tax return. To recognize a tax position, the tax position must be more-likely-than-not sustainable upon examination by the relevant taxing authority, and the relevant measurement of the position must be the largest amount of benefit that we would more than 50% likely realize upon settlement. We would recognize the benefit of a position in the interim reporting period during which it meets the threshold, unless we effectively settle it earlier through examination, negotiation, or litigation or the applicable statute of limitations period expires.
As a result of the implementation of FIN 48, we recognized an increase of $57,000 in the liability for unrecognized tax benefits, which was accounted for as a cumulative effect adjustment to accumulated deficit. Prior to the adoption of FIN 48, the balance of unrecognized tax benefits at December 31, 2006, was $1.3 million. The $1.4 million of unrecognized tax benefits at September 30, 2007, if recognized, would impact the effective tax rate.
Interest costs and penalties related to income taxes are classified as interest expense and general and administrative expenses, respectively, in our Consolidated Financial Statements. Upon the adoption of FIN 48, we recorded $467,000 (net of income taxes of $289,000) in interest and $1.9 million in penalties which were accounted for as cumulative effect adjustments to accumulated deficit. At September 30, 2007, the accrual for interest was $1.4 million and the accrual for penalties was $1.9 million.
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

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 12. RESTATEMENT OF PRIOR-PERIOD FINANCIAL STATEMENTS
Subsequent to the issuance of our interim consolidated financial statements for the nine months ended September 30, 2006, we determined that our consolidated statements of cash flows for the nine months ended September 30, 2006 should be restated to reclassify certain items among operating, investing and financing activities as shown below. The restatement does not affect the net change in cash for the nine months ended September 30, 2006 and has no impact on our consolidated balance sheets, consolidated statements of operations and related earning per share amounts or consolidated statements of stockholders’ equity.

	For the Nine Months Ended
	September 30, 2006
	As Previously
	Reported	As Restated
Consolidated Statements of Cash Flows
Cash Flows from Operating Activities
Amortization of deferred borrowing costs	$9,584	$4,534
Impairment charges	894	1,445
Distributions of earnings from partnerships and joint ventures	—	7,311
Excess tax expense from stock-based compensation	—	(25)
Change in homebuilding inventory	(346,272)	(239,392)
Change in restricted cash	(2,604)	(6,849)
Change in contracts receivable	40,907	4,854
Change in other assets	7,711	1,968
Change in accounts payable and other liabilities	28,414	(25,702)
Net cash used in operating activities	(244,953)	(235,443)

Cash Flows from Investing Activities
Sale of partnership interests	$9,135	$—
Distributions from partnerships and joint ventures	20,585	—
Distributions of capital from partnerships and joint ventures	—	21,298
Distributions to minority partners of consolidated partnerships and joint ventures	(10,421)	—
Advances and contributions to partnerships and joint ventures	(24,472)	(32,496)
Cash paid for land acquired for development	(10,417)	—
Construction costs of real estate under development	(4,661)	(15,078)
Cash paid for leasehold improvements	—	(3,800)
Purchase of joint venture interest	(1,710)	—
Deposits to reserves for replacements	—	(785)
Disbursements from reserves for replacements	—	2,164
Net cash provided by (used in) investing activities	(1,140)	(7,876)

Cash Flows from Financing Activities
Proceeds from borrowings	$540,871	$531,142
Principal payments on notes payable	(278,691)	(268,962)
Advances from affiliates	—	9,729
Repayments of advances to affiliates	—	(9,729)
Distributions to minority partners of consolidated partnerships and joint ventures	—	(10,421)
Contributions from minority partners of consolidated partnerships and joint ventures	—	9,135
Deferred borrowing costs paid	(7,582)	(9,095)
Excess tax benefits from stock-based compensation	—	25
Net cash provided by financing activities	236,155	233,381
NOTE 13. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
On November 14, 2007, the FASB agreed to defer the effective date of SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) for non-financial assets and liabilities until fiscal years and interim periods beginning after November 15, 2008. SFAS 157 would still be effective for financial assets and liabilities for fiscal years and interim periods beginning after November 15, 2008. We have not determined the impact, if any, SFAS 157 will have on our financial statements.

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
NOTE 14. PROPOSED SPIN-OFF OF HOMEBUILDING BUSINESS
On February 9, 2007, we filed a preliminary proxy statement related to the proposed pro rata, tax-free spin-off of the Homebuilding Business and filed amendments on May 3, 2007, and June 21, 2007. Due to current market conditions and the related impact on our financial condition, we have decided not to proceed with the proposed spin-off of the Homebuilding Business.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 15. SUBSEQUENT EVENTS
Dividends on 10% cumulative preferred stock. Tarragon’s board of directors suspended the payment of quarterly cash dividends, beginning with the dividend payable on September 30, 2007, on Tarragon’s 10% cumulative preferred stock.
Asset sales. The following table summarizes asset sales completed after September 30, 2007 through December 21, 2007:

2007				Net Cash
Date of Sale	Property	Sale Price	Debt Satisfied	Proceeds
October	100 East Las Olas (1)	$14,925	$8,125	$5,329
October	Kennesaw Farms (2) (6)	5,427	1,191	2,547
October	Vintage at Abacoa (3)	71,000	56,694	7,944
November	Alexandra Pointe and Woods of Lake Helen	1,750	758	603
November	Vista Grande (6)	45,000	36,100	7,663
November	Midway Mills (4)	6,000	5,392	—
November	Deerwood Ocala (6)	32,892	21,859	4,586
November	290 Veterans Boulevard	4,000	600	3,222
December	Floresta (5)	60,250	60,000	—
December	Villa Tuscany (6)	40,000	23,478	16,023
December	Cason Estates	27,000	19,079	6,844

		$308,244	$233,276	$54,759

(1)	The sales price is gross of a $600,000 improvements credit Tarragon granted to the purchaser.

(2)	Tarragon used a portion of the cash proceeds to repay $1.7 million of overdue payments related to the Orlando Central Park, Bermuda Island, and Northgate properties.

(3)	Tarragon used a portion of the sales price to repay $6.7 million of principal on loans secured by the Ansonia properties. Ansonia is a consolidated joint venture which is owned 89.44% by Tarragon.

(4)	Tarragon used a portion of the sales price to repay $5.4 million of the outstanding principal on the Uptown Village loan, for which Midway Mills represented additional collateral.

(5)	The loan associated with this property had an outstanding balance of $74.4 million. The lender has extended Tarragon a loan of $14.4 million secured by two properties in Tennessee. The loan matures in December 2009.

(6)	The purchaser assumed the outstanding loan upon closing of this property.
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
Homebuilding Business. Our activities in the Homebuilding Business encompass the development of new high-rise or mid-rise condominiums and town homes for sale to residents, condominium conversions of existing apartment communities, land development and sale, and development of new rental properties, primarily apartment communities. We measure the performance of the Homebuilding Business primarily by gross profit on homebuilding sales. In 2007 and 2006, market conditions in the homebuilding industry deteriorated, resulting in declining sales, revenue, and gross margins. In addition, we have incurred significant losses related to asset impairment. Revenue and gross profit from our for-sale communities for the three and nine months ended September 30, 2007 and September 30, 2006 are presented below under the caption “Homebuilding Business.”
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

These events described above materially affected our liquidity, including our ability to repay existing indebtedness as it became due and to meet other current obligations, and our ability to comply with financial covenants contained in our existing debt agreements. See NOTE 5. “NOTES PAYABLE AND COVENANTS” and NOTE 4. “INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES” in the accompanying Notes to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” below for additional information regarding debt defaults, reinstatements, and maturities and failure to meet certain financial covenants. As a result, we began a program to sell all of the multi-family properties that had been targeted for condominium conversion. In general, these newer, high quality assets were in different stages of lease-up or renovation in connection with being repositioned as rental properties. Moreover, most of these properties had been financed with significant amounts of short-term, floating rate debt. Accordingly, the sale of these assets (beginning in September 2007) improved the Company’s liquidity by significantly reducing negative cash flow as well as through sales proceeds. See NOTE 15. “SUBSEQUENT EVENTS” in the accompanying Notes to Consolidated Financial Statements for a discussion of property sales that have been completed subsequent to September 30, 2007. In addition, in an effort to reduce overhead, we implemented a reduction in workforce in August 2007.
The Company’s plan to improve its liquidity contemplates additional property sales. In addition, the Company continues to explore other strategic and financing alternatives and to negotiate agreements with the lenders under any debt obligations that remain in default or mature. Some of our efforts to reduce costs have been offset by professional and consulting fees associated with the evaluation of strategic and financial alternatives. If Tarragon is unable to obtain sufficient liquidity to fund its operations in the near-term or is unable to negotiate acceptable terms with its lenders, it may be necessary for Tarragon to undertake other actions as may be appropriate in the light of its current liquidity situation.
We recorded impairment charges of $135.7 million during the third quarter of 2007, $35.7 million of which was recorded in costs of sales, $45.4 million of which was recorded in impairment charges in the Statement of Operations, and $54.6 million of which was recorded in discontinued operations in the Statement of Operations. For the nine months ended September 30, 2007, we recorded impairment charges of $339.1 million, $79.1 million of which was recorded in cost of sales, $92 million of which was recorded in impairment charges in the Statement of Operations, and $168 million of which was recorded in discontinued operations in the Statement of Operations. See discussions below under Homebuilding Business and Real Estate Services Business.
Our consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2007, we have $1,483.8 million in consolidated borrowings, and have guaranteed debt of our unconsolidated joint ventures totaling $53.2 million. We have experienced significant losses for the year ended December 31, 2006, and the nine months ended September 30, 2007, and continue to generate negative cash flows from operations. For the nine months ended September 30, 2007, we incurred a net loss of ($370.1 million). As of September 30, 2007, we had stockholders’ deficit of ($92.5 million), which was a significant decrease compared to stockholders’ equity of $279.5 million as of December 31, 2006. These results raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend on our ability to complete our planned sales of properties, to modify financial covenants in our debt agreements, to restructure, extend, or refinance our debt obligations that remain in default or mature. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets.

Homebuilding Business. See tables below for a summary of impairment charges, related to homebuilding inventory, recorded during the three and nine months ended September 30, 2007.
For the three months ended September 30, 2007:

		Impairments
		Included In	Impairments	Write-offs
		Costs of	Included In	of	Total
	Number of	Homebuilding	Impairment	Contract	Impairments/
Project Type	Projects	Sales	Charges	Deposits	Write-offs
Active condominium conversions	5	$25,395	$—	$—	$25,395
Active mid-rise developments	3	7,955	18,094	—	26,049
Townhouse developments	1	—	4,307	—	4,307
Active rental repositions/developments	3	—	3,109	—	3,109
Active land developments	3	2,357	—	—	2,357
Pipeline and pre-pipeline projects	5	—	19,901	—	19,901
Contract deposits	11	—	—	4,426	4,426

Total	31	$35,707	$45,411	$4,426	$85,544

For the nine months ended September 30, 2007:

		Impairments
		Included In	Impairments	Write-offs
		Costs of	Included In	of	Total
	Number of	Homebuilding	Impairment	Contract	Impairments/
Project Type	Projects	Sales	Charges	Deposits	Write-offs
Active condominium conversions	6	$58,854	$—	$—	$58,854
Active mid-rise developments	3	17,953	28,555	—	46,508
Townhouse developments	1	—	4,307	—	4,307
Active rental repositions/ developments	3	—	11,073	—	11,073
Active land developments	3	2,357	—	—	2,357
Pipeline and pre-pipeline projects	5	—	47,996	—	47,996
Contract deposits	16	—	35	5,484	5,519

Total	37	$79,164	$91,966	$5,484	$176,614

If current estimates or expectations change in the future, or if market conditions continue to deteriorate, we may be required to recognize additional impairment charges related to current or future projects.
Our current business plan contemplates completing and selling out our condominium conversion projects and making no new investments in this product-type until the market improves materially, which is not expected for several years. Our current business plan also contemplates selling 17 development properties, two of which closed during the third quarter of 2007 and six of which have closed subsequent to September 30, 2007, and expanding our use of operating and financial joint ventures in order to preserve the value of our development platform. We believe this approach will enable us to maintain a sufficient development infrastructure to undertake additional developments should appropriate opportunities arise.
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
Real Estate Services Business. We currently operate eight rental properties that were purchased in 2005 or 2006 in anticipation of converting these properties into condominiums. We have decided to sell these eight properties. In the third quarter of 2007, we recorded an impairment charge of $54.6 million (presented in discontinued operations), and for the nine months ended September 30, 2007, we have recorded total impairment charges of $167.8 million (presented in discontinued operations) to write down the carrying values of the cancelled condominium conversion projects to their estimated fair values, due to the decision to sell these properties and classify them as assets held for sale.
Our current business plan also contemplates the sale of 16 additional rental properties to generate cash and reduce debt. During the third quarter of 2007, we have completed the sale of two of these properties, and subsequent to September 30, 2007, we have completed the sale of five additional properties. Depending on market conditions, we also may seek to expand our property management business to third-party owners of rental properties.
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
Results of Operations
Overview
For the three and nine months ended September 30, 2007, total consolidated revenue was $71.1 million and $282.5 million, compared to $115.8 million and $368.3 million reported for the corresponding periods in 2006.
Homebuilding sales revenue decreased $44.2 million and $83.1 million for the three and nine months ended

September 30, 2007, with the decrease largely attributable to a decline in revenue from our condominium conversion and high-rise developments. See discussion of homebuilding sales, costs of homebuilding sales and gross profit below under the caption “Homebuilding Business.”
Rental and other revenue decreased $477,000, or 2.3%, and $2.7 million, or 4.3%, for the three and nine months ended September 30, 2007, compared to the same periods of 2006. These decreases are primarily due to decreases of $700,000 and $3 million for the three and nine months ended September 30, 2007, related to six properties that were undergoing conversion to condominiums in one or more of the periods presented.
Loss from continuing operations was $(148.6 million) and $(254.8 million) for the three and nine months ended September 30, 2007, compared to income from continuing operations of $7.8 million and $24.7 million for the three and nine months ended September 30, 2006 as a result of the following factors:
•	Impairment charges increased $45.4 million and $92 million for the three and nine months ended September 30, 2007, resulting from the write down of carrying values of three active rental reposition developments, two mid-rise developments, one traditional new development, and five pipeline projects.

•	Costs of homebuilding sales increased $18 million from $81.9 million for the three months ended September 30, 2006, to $99.9 million for the three months ended September 30, 2007, and increased $59.8 million from $247.8 million for the nine months ended September 30, 2006, to $307.6 million for the nine months ended September 30, 2007. See discussion of costs of homebuilding sales under “Homebuilding Business” below.

•	Allowance of $17.9 million for estimated potential customer defaults established during the second quarter of 2007 on contracts receivable related to one mid-rise development project. See discussion under “Homebuilding Business” below.

•	Equity in income (loss) of partnerships and joint ventures decreased $15.3 million for the three months ended September 30, 2007 compared to the same period of 2006, with the decline principally due to the distribution in 2006 from our partnership with Shefaor of $9.4 million, and the sale of our interest in 801 Pennsylvania Avenue for $4.2 million. For the nine months ended September 30, 2007, equity in income of partnerships and joint ventures decreased $23.7 million compared to the same period of 2006 primarily due to the 2006 distribution and sale of partnership interest, along with decreases in gross profit from homebuilding sales in unconsolidated partnerships and joint ventures, as two projects owned by these entities neared completion and close out.

•	Interest expense increased $5.6 million to $15.9 million in the third quarter of 2007 and $10.1 million to $35.2 million compared to the corresponding period of 2006. This increase was chiefly due to our decision to cease capitalization of interest on projects determined to be substantially complete.

•	Income tax expense was $22.2 million and $10.3 million for the three and nine months ended September 30, 2007, compared to income tax expense of $3.6 million and $14.8 million for the three and nine months ended September 30, 2006. During the nine months ended September 30, 2007, we recorded a valuation allowance of $104.6 million against our deferred tax assets and reversed $1.5 million of certain tax reserves that management believes are no longer required. See NOTE 9. “INCOME TAXES” for additional information.

Operating Results of Consolidated Rental Properties. At September 30, 2007, our consolidated rental properties presented in continuing operations included apartment communities with 7,516 apartments (excluding 3,516 units in assets held for sale and presented in discontinued operations) and two commercial properties with 156,000 square feet (excluding 148,000 square feet in assets held for sale and presented with discontinued operations).
The following table summarizes aggregate property level revenue and expenses for our consolidated rental properties presented in continuing operations for the three and nine months ended September 30, 2007 and 2006. The revenue and expenses below exclude management fee and other revenue, property taxes, insurance, interest, and other carrying costs associated with development projects, and interest expense on corporate debt.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2007	2006	Change	2007	2006	Change
Rental revenue	$18,692	$19,457	$(765)	$56,389	$59,436	$(3,047)
Property operating expenses	(9,963)	(9,926)	(37)	(28,733)	(29,501)	768
Interest expense	(11,199)	(8,444)	(2,755)	(28,333)	(23,699)	(4,634)
Depreciation expense	(3,323)	(3,806)	483	(9,840)	(9,853)	13

	$(5,793)	$(2,719)	$(3,074)	$(10,517)	$(3,617)	$(6,900)

The following tables illustrate the changes between 2007 and 2006 resulting from properties targeted for conversion to condominium homes for sale, properties in lease-up, and properties we have decided not to convert to condominium homes for sale on the revenues and expenses of our consolidated rental properties for the three and nine months ended September 30, 2007 and 2006.

	Changes for the Three Months Ended September 30, 2007 and 2006
			Cancelled
	Condominium		Condominium
	Conversions (1)	In Lease-up	Conversions(2)	Other		Total
Rental revenue	$(700)	$109	$178	$(352)		$(765)
Property operating expenses	558	(232)	17	(380)		(37)
Interest expense	119	(849)	(21)	(2,004	)(3)	(2,755)
Depreciation expense	—	23	501	(41)		483

	$(23)	$(949)	$675	$(2,777)		$(3,074)

(1)	Residual rental operations of properties we owned prior to conversion.

(2)	Includes one property with 180 units we have decided not to convert to condominium homes for sale.

(3)	Increase attributable to rental properties refinanced in 2006 and 2007, which increased mortgage debt by $22.1 million.

	Changes for the Nine Months Ended September 30, 2007 and 2006
			Cancelled
	Condominium		Condominium
	Conversions (1)	In Lease-up	Conversions(2)	Other		Total
Rental revenue	$(3,026)	$456	$(63)	$(414)		$(3,047)
Property operating expenses	1,945	(653)	(88)	(436)		768
Interest expense	1,310	(1,909)	(41)	(3,994	)(3)	(4,634)
Depreciation expense	—	(224)	366	(129)		13

	$229	$(2,330)	$174	$(4,973)		$(6,900)

(1)	Residual rental operations of properties we owned prior to conversion.

(2)	Includes one property with 180 units we have decided not to convert to condominium homes for sale.

(3)	Increase attributable to rental properties refinanced in 2006 and 2007, which increased mortgage debt by $23.2 million.

Corporate General and Administrative Expense. Corporate general and administrative expense increased $7.4 million and $11 for the three and nine months ended September 30, 2007 compared to the same periods of 2006 principally due to costs associated with projects that were not pursued for our development pipeline of $2.5 million and $1.9 million, respectively, and legal and accounting expenses of $283,000 and $1.5 million related to the proposed spinoff for the three and nine month periods, as well as personnel additions and increases in salary and benefit costs for 2007 compared to the same periods in 2006.
Equity in Income (Loss) of Partnerships and Joint Ventures. The following table summarizes the components of equity in income (loss) of unconsolidated partnerships and joint ventures for the three months ended September 30, 2007 and 2006:

	For the Three Months Ended September 30,
	2007	2006	Change
Homebuilding operations
Homebuilding sales revenue	$16,839	$9,459	$7,380
Costs of homebuilding sales (including interest of $1.4 million in 2007 and $0.6 million in 2006, and development salaries, marketing and selling costs of $1.3 million in 2007 and $0.3 million in 2006)	(21,070)	(10,207)	(10,863)

Gross profit (loss) from homebuilding sales	(4,231)	(748)	(3,483)

Rental property operations
Rental revenue	150	—	150
Property and other operating expenses	(797)	—	(797)
Mortgage banking income	236	273	(37)
Discontinued operations	—	4,192 (1)	(4,192)
Elimination of management and other fees paid to Tarragon	84	56	28
Outside partners’ interests in income of unconsolidated joint ventures	2,264	(214)	2,478
Overhead costs associated with investments in unconsolidated joint ventures	(38)	(188)	150
Performance-based compensation related to homebuilding projects of unconsolidated joint ventures	—	78	(78)
Cash distributions in excess of investment	194	9,625	(9,431)
Impairment charges	(217)	—	(217)
Other	100	(34)	134

Equity in income (loss) of partnerships and joint ventures	$(2,255)	$13,040	$(15,295)

(1)	Includes $4.1 million in proceeds received from the sale of our interest in 801 Pennsylvania Avenue.
Homebuilding sales revenue of unconsolidated joint ventures increased $7.4 million in the three months ended September 30, 2007 compared to the same period of 2006 primarily due to $9.1 million in closings at Orchid Grove which began in the second quarter of 2007. This was partially offset by a decrease in revenue from condominium conversion sales of $1.1 million attributable to The Hamptons reaching close-out, offset by a $1 million increase in sales at Lofts on Post Oak.
Gross profit on unconsolidated homebuilding sales revenue decreased $3.5 million in the third quarter of 2007 compared to the third quarter of 2006. Of this amount, a decrease of $3.2 million is attributable to a decline in condominium conversion gross profit (consisting of a $339,000 decrease related to The Hamptons reaching close-out and a $2.7 million decrease at Lofts on Post Oak caused by changes in expected gross margins). See discussion of homebuilding sales and gross profit under the caption “Homebuilding Business.”
In June 2006, we sold a 22% interest in Shefaor/Tarragon LLLP, a partnership we consolidated until July 2006. In the third quarter of 2006, we recognized income of $9.6 million representing distributions received from the partnership in excess of our investment.

The following table summarizes the components of equity in income (loss) of unconsolidated partnerships and joint ventures for the nine months ended September 30, 2007 and 2006:

	For the Nine Months Ended September 30,
	2007	2006	Change
Homebuilding operations
Homebuilding sales revenue	$59,316	$52,950	$6,366
Costs of homebuilding sales (including interest of $3.7 million in 2007 and $2.8 million in 2006 and development salaries, marketing and selling costs of $1.6 million in 2007 and $1.2 million in 2006)	(56,378)	(49,179)	(7,199)

Gross profit from homebuilding sales	2,938	3,771	(833)

Rental property operations
Rental revenue	151	—	151
Property and other operating expenses	(827)	—	(827)
Mortgage banking income	833	1,206	(373)
Discontinued operations	—	4,288 (1)	(4,288)
Elimination of management and other fees paid to Tarragon	254	108	146
Outside partners’ interests in income of unconsolidated joint ventures	(4,985)	(2,314)	(2,671)
Overhead costs associated with investments in unconsolidated joint ventures	(323)	(466)	143
Performance-based compensation related to homebuilding projects of unconsolidated joint ventures	(7)	(134)	127
Cash distributions in excess of investment	194	9,625	(9,431)
Impairment charges	(6,036)	—	(6,036)
Other	115	(63)	178

Equity in income (loss) of partnerships and joint ventures	$(7,693)	$16,021	$(23,714)

(1)	Includes $4.1 million in proceeds received from the sale of our interest in 801 Pennsylvania Avenue.
Homebuilding sales revenue of unconsolidated joint ventures increased $6.4 million in the nine months ended September 30, 2007 compared to the corresponding period in 2006. This was primarily due to revenue of $33 million from closings at Orchid Grove which began in the second quarter of 2007, offset by a decrease in revenue from condominium conversion sales of $26.2 million.
Gross profit on unconsolidated homebuilding sales revenue decreased $833,000 for the nine months ended September 30, 2007 compared to the corresponding period in 2006. This was primarily due to a decrease of $7.9 million in condominium conversion gross profit offset by an increase of $6.5 million related to Orchid Grove, which commenced in the second quarter of 2007, and $530,000 to high- and mid-rise developments.
In June 2006, we sold a 22% interest in Shefaor/Tarragon LLLP, a partnership we consolidated until July 2006. In the third quarter of 2006, we recognized income of $9.6 million representing distributions received from the partnership in excess of our investment.
During the nine months ended September 30, 2007, we recorded impairment charges of $6 million related to our investment in Orchid Grove, L.L.C. when we concluded it was unlikely we would recover our investment in this joint venture.
Other Interest. Interest expense for homebuilding projects increased $3 million and $4.8 million during the three and nine months ended September 30, 2007 compared to the same periods in 2006. Increases of $3.3 million and $6.1 million came from completed projects on which we are no longer capitalizing interest. These increases were partially offset by increases in interest capitalized for projects under development.
During March 2006, we issued an additional $60 million of subordinated unsecured notes. Interest expense on subordinated unsecured notes increased $19,000 and $1 million for the three and nine months ended September 30, 2007 compared to 2006. Also, in 2007, we accrued interest of $635,000 for the nine months on unrecognized tax benefits.
Gain on Sale of Real Estate. During the three and nine months ended September 30, 2007, we recognized gains on sale of real estate, including those presented in discontinued operations (net of income tax expense of $1.4 million and $1.9 million), of $2.5 million and $3.7 million. During the corresponding periods of 2006, gains on sale, including those presented in discontinued operations (net of income tax expense of $2 million and $7.5 million), were $4.1 million and $13.3 million. See “Sales of Consolidated Properties” below.
The following table summarizes sales of consolidated properties during the nine months ended September 30, 2007 and 2006. Except for the sale of Lots 1 and 2 of Vintage at the Parke, and the sale of 194 Fountain Street (a parcel of land adjacent to the 200 Fountain project) we presented the gains on sale in discontinued operations.

Date of Sale	Property	Sale Price	Net Cash Proceeds	Gain on Sale
2007
January	Lots 1 and 2 Vintage at the Parke	$1,000	$659	$398
May	Merritt 8 Office Building	24,500	5,592	1,362
July	194 Fountain	285	—	153
September	210 Watermark	24,000	—	—
September	Knightsbridge at Stoneybrook	45,250	1,000	3,706
September	Lakeview Mall	750	727	—

		$95,785	$7,978	$5,619

2006
January	Fountainhead Apartments	$16,350	$8,181	$8,125
February	1505 Highway 6 Office Building	4,650	4,282	365
March	Northwest O’Hare Office Park	5,733	2,446	3,250
June	Park 20 West Office Park	3,022	2,933	—
June	Meadowbrook Apartments	4,840	576	2,898
July	The Brooks Apartments	4,100	827	1,337
July	Bayfront Apartments	5,575	1,379	2,673
September	Northside Mall	6,400	2,441	1,321
September	Vistas at Lake Worth	13,800	3,275	—
September	Vistas Observatory Land	1,700	1,567	817

		$66,170	$27,907	$20,786

The 210 Watermark and Knightsbridge sales enabled the Company to satisfy approximately $50 million of outstanding indebtedness, bring current all debt service that had been owed to GECC, and establish certain cash and other reserves. See NOTE 15. “SUBSEQUENT EVENTS” for asset sales completed after September 30, 2007.

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

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2007		2006		2007		2006
	Units	Dollars	Units	Dollars	Units	Dollars	Units	Dollars
Revenue recognized on the closing method
Consolidated communities
Condominium conversions	248	$38,364	200	$36,102	754	$125,507	1,025	$189,146
Townhome and traditional new developments	6	3,569	91	27,230	67	25,343	180	46,708
Rental development	—	—	—	—	180	30,250	—	—
Land development	20	3,204	9	422	48	4,379	61	3,652

	274	45,137	300	63,754	1,049	185,479	1,266	239,506

Unconsolidated communities
Condominium conversions	32	7,708	34	8,783	100	25,505	201	51,716
Townhome and traditional new developments	17	9,095	—	—	75	33,093	—	—

	49	16,803	34	8,783	175	58,598	201	51,716

Total revenue recognized on the closing method	323	61,940	334	72,537	1,224	244,077	1,467	291,222

Revenue recognized on the percentage-of-completion method (1)
Consolidated communities
High- and mid-rise developments	(8)	$5,951	50	$31,505	26	$38,126	122	$67,237
Unconsolidated communities
High- and mid-rise developments	—	36	—	676	—	718	—	1,234

Total revenue recognized on the percentage-of-completion method	(8)	5,987	50	32,181	26	38,844	122	68,471

Total homebuilding sales revenue	315	$67,927	384	$104,718	1,250	$282,921	1,589	$359,693

(1)	Number of units represents units sold net of defaults for which revenue recognition began during the year. Revenue includes revenue on units sold in the current year as well as additional revenue from units sold in prior years as construction progresses and additional revenue is recognized, and net of allowance for potential defaults.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2007	2006	Change	2007	2006	Change
Costs of homebuilding sales recognized on the closing method
Consolidated communities
Condominium conversions	$67,361	$33,848	$33,513	$183,042	$150,876	$32,166
Townhome and traditional new developments	5,544	22,405	(16,861)	25,824	37,631	(11,807)
Rental development	—	—	—	29,113	—	29,113
Land development	5,474	367	5,107	6,671	3,801	2,870

	78,379	56,620	21,759	244,650	192,308	52,342

Unconsolidated communities
Condominium conversions	11,814	9,701	2,113	29,362	47,668	(18,306)
Townhome and traditional new developments	9,190	—	9,190	26,628	—	26,628

	21,004	9,701	11,303	55,990	47,668	8,322

Total costs of homebuilding sales recognized on the closing method	99,383	66,321	33,062	300,640	239,976	60,664

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2007	2006	Change	2007	2006	Change
Costs of homebuilding sales recognized on the percentage-of-completion method
Consolidated communities
High-and mid-rise developments	$21,556	$25,322	$(3,766)	$62,960	$55,498	$7,462
Unconsolidated communities
High-and mid-rise developments	66	506	(440)	388	1,511	(1,123)

Total costs of homebuilding sales recognized on the percentage-of-completion method	21,622	25,828	(4,206)	63,348	57,009	6,339

Total costs of homebuilding sales	$121,005	$92,149	$28,856	$363,988	$296,985	$67,003

Gross profit (loss) on homebuilding sales revenue recognized on the closing method
Consolidated communities
Condominium conversions	$(28,997)	$2,254	$(31,251)	$(57,535)	$38,270	$(95,805)
Townhome and traditional new developments	(1,975)	4,825	(6,800)	(481)	9,077	(9,558)
Rental development	—	—	—	1,137	—	1,137
Land development	(2,270)	55	(2,325)	(2,292)	(149)	(2,143)

	(33,242)	7,134	(40,376)	(59,171)	47,198	(106,369)

Unconsolidated communities
Condominium conversions	(4,106)	(918)	(3,188)	(3,857)	4,048	(7,905)
Townhome and traditional new developments	(95)	—	(95)	6,465	—	6,465

	(4,201)	(918)	(3,283)	2,608	4,048	(1,440)

Total gross profit (loss) on homebuilding sales revenue recognized on the closing method	(37,443)	6,216	(43,659)	(56,563)	51,246	(107,809)

Gross profit (loss) on homebuilding sales revenue recognized on the percentage-of-completion method
Consolidated communities
High-and mid-rise developments	(15,605)	6,183	(21,788)	(24,834)	11,739	(36,573)
Unconsolidated communities
High-and mid-rise developments	(30)	170	(200)	330	(277)	607

Total gross profit (loss) on homebuilding sales revenue recognized on the percentage-of-completion method	(15,635)	6,353	(21,988)	(24,504)	11,462	(35,966)

Total gross profit (loss) on homebuilding sales	$(53,078)	$12,569	$(65,647)	$(81,067)	$62,708	$(143,775)

The following table presents homebuilding sales revenue for both consolidated and unconsolidated communities by product type.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
High- and mid-rise developments	$5,987	$32,181	$38,844	$68,471
Townhome and traditional new developments	12,664	27,230	58,436	46,708
Condominium conversions	46,072	44,885	151,012	240,862
Rental development	—	—	30,250	—
Land development	3,204	422	4,379	3,652

Total	$67,927	$104,718	$282,921	$359,693

Total homebuilding sales revenue decreased $36.8 million, or 35%, to $67.9 million for the three months ended September 30, 2007, compared to the same period in 2006, and $76.8 million, or 21%, to $282.9 million for the nine months ended September 30, 2007, compared to the same period in 2006. Recent events in the sub-prime mortgage market, including the tightening of credit standards, have affected the ability of our buyers to obtain suitable financing. This has negatively impacted our homebuilding sales revenue during the second and third quarters of 2007.

The overall decrease in revenue for the three months ended September 30, 2007, compared to 2006 is comprised of:
•	$26.2 million decrease in high- and mid-rise developments, of which $24.4 million related to One Hudson Park in Edgewater, New Jersey. The project commenced revenue recognition in the third quarter of 2006;

•	$15.6 million decrease in condominium conversion and townhome projects resulting from slowdown of sales and lower sales prices in the Florida market; and

•	$9 million increase in townhome and traditional new developments as one project began recognizing revenue in 2007.
The overall decrease in revenue for the nine months ended September 30, 2007, compared to the same period of 2006 is comprised of:
•	$90 million decrease in condominium conversion projects resulting from slowdown of sales and lower sales prices primarily in the Florida condominium market;

•	$12 million increase in townhome and traditional new developments, comprised of an increase of $33 million in a project that began recognizing sales in 2007, offset by a $22 million decrease in a Florida project approaching close out; and

•	$29 million net decrease in high- and mid-rise developments, comprised of a net decrease of $21 million in two New Jersey projects that began recognizing revenue in 2006, and a net $8 million decrease in two Florida projects due to a slow down in sales based on market conditions and the remaining higher priced unit mix.
Total costs of homebuilding sales was $121 million for the three months ended September 30, 2007, compared to $92.1 million in the same period of 2006. Overall, our gross profit margins for our projects are lower this year than last. The overall decrease in cost of homebuilding sales for the three months ended September 30, 2007, compared to the same period in 2006 is comprised of:
•	$12 million decrease related to revenue decreases in high- and mid-rise developments;

•	$35.7 million increase related to impairment charges on five condominium conversion projects and one high- and mid-rise development in the third quarter of 2007.
Total costs of homebuilding sales was $364 million for the nine months ended September 30, 2007, an increase of $67 million over the same period of 2006. The overall increase in cost of homebuilding sales for the nine months ended September 30, 2007, compared to the same period of 2006 is comprised of:
•	$29 million increase related to the sale of a rental development in January 2007;

•	$79.1 million increase related to impairment charges on five condominium conversion projects and one mid-rise development during 2007;

•	$14 million increase related to the net sales increase in townhome and traditional new developments;

•	$43 million decrease attributable to revenue decreases in condominium conversion projects related to the slowdown in the Florida market; and

•	$12 million decrease related to the net sales decrease in high- and mid-rise developments.
Gross loss from home sales was ($53.1 million) for the three months ended September 30, 2007 compared to gross profit from home sales of $12.6 million for same period of 2006. Gross loss from home sales was ($81.1 million) for the nine months ended September 30, 2007, compared to gross profit of $62.7 million for the same period of 2006. As discussed above, the overall decrease in gross profit in 2007 is principally due to decreased revenue from high- and mid-rise developments and condominium conversion projects, an allowance for estimated losses due to potential customer defaults, write-downs of homebuilding inventory, and expected gross margin reductions in 2007 compared to 2006.
In July 2007, we began experiencing increased buyer defaults at One Hudson Park. Deposits required for projects in this product-type have typically been 5% to 20% of the purchase price, which we concluded were sufficient to motivate buyers to comply with their contractual obligations. At One Hudson Park, where buyers were required to make deposits of up to 10% of the purchase price, revenue has been recognized on the percentage of completion method on firm contracts that meet the requirements established in SFAS No. 66, “Accounting For Sales of Real Estate” (“SFAS 66”), including the conclusion that sale prices are collectible. Recent changes in the credit markets have made it more difficult for buyers to obtain suitable financing, resulting in five buyers defaulting subsequent to September 30, even though they made significant nonrefundable deposits (ranging from $32,000 to $163,000). The allowance for estimated losses due to potential customer defaults takes into consideration these five defaults, as well as an estimate of expected future defaults under firm contracts existing at September 30, 2007. The allowance of $7.7 million was recorded as a reduction to homebuilding sale revenue.
Active Projects and Development Pipeline. As presented in the following table, as of September 30, 2007, our sales backlog was $95 million from our 24 for-sale communities under active development, including both consolidated and unconsolidated projects.

	High- and	Townhome and
	Mid-rise	Traditional New	Condominium	Land
	Developments	Developments	Conversions	Development	Total
Current expected average gross profit margin (1)	14.5	11.9	4.0	—	10.7
Number of remaining units	449	839	1,335	79	2,702
Backlog: (2)
Number of units (7)	76	75	111	79	341
Aggregate contract prices (3)	$46,762	$27,736	$18,225	$2,314	$95,037
Average price per unit	$615	$370	$164	$29	$279
Unsold homes under active development:
Number of units	373	764	1,224	—	2,361
Estimated remaining sell-out of unsold units (4)	$280,097	$203,620	$224,893	$—	$708,610
Total estimated remaining sell-out (5)	$326,859	$231,356	$243,118	$2,314	$803,647

Estimated debt on completion (6)	$216,443		$77,076
Ratio of fully funded debt to total estimated remaining sell-out	66%		32%

(1)	Expected gross profit margins reflect all project costs, including development salaries, marketing, selling and other costs.

(2)	Represents units sold but not yet closed.

(3)	Of the sales backlog, we have recognized revenue of $11.6 million under the percentage-of-completion method.

(4)	Values in estimated remaining sell-out include other income of $9.7 million for sales other than the offering prices of homes such as marinas, parking, upgrades and commercial units.

(5)	Our weighted average profits interest is 81%.

(6)	Estimated debt on completion is equal to the total financing commitments including amounts outstanding at September 30, 2007. Estimated debt on completion also includes anticipated financings not yet arranged for certain projects of $47 million for high- and mid-rise developments. Townhome and traditional new developments are financed with multi-year revolving credit facilities.

(7)	Subsequent to September 30, 2007, buyers have defaulted on five units totaling $4 million.
The following table presents the changes in the aggregate contract values in our sales backlog by product-type and aggregate units from June 30, 2007 to September 30, 2007.

	High- and	Townhome and
	Mid-rise	Traditional New	Condominium	Land		Total
	Developments	Developments	Conversions	Development	Total	Units
Backlog as of June 30, 2007	$105,816	$54,210	$34,158	$3,503	$197,687	565
Net new orders	(8,069)	(15,369)	30,007	2,015	8,584	165
Closings	(50,985)	(11,105)	(45,940)	(3,204)	(111,234)	(389)

Backlog as of September 30, 2007	$46,762	$27,736	$18,225	$2,314	$95,037	341

Net new orders include gross new orders of 373 units with an aggregate contract value of $67 million and contract cancellations of 208 units with an aggregate contract value of $58 million. Our default rate, which is computed as the number of firm contracts cancelled for the period divided by new orders for the period, was 43.9% for the third quarter of 2007. The default rate for the full year 2006 was 15.8%. The default rate for condominium conversions was 18.6% for the full year 2006 and 24.6% for the third quarter of 2007. The default rate for high- and mid-rise developments was 2.4% for the full year 2006 and 316% for the third quarter of 2007.
The following table presents total estimated remaining sell-out, debt, the ratio of debt to total estimated remaining sell-out, and backlog as of September 30, 2007, for our completed condominium inventory.

	September 30, 2007
			Debt/Total
	Total Estimated		Estimated
	Remaining		Remaining
Projects	Sell-out	Debt	Sell-out	Backlog
Bishops Court	$6,678	$2,497	37%	$1,301
Cobblestone at Eagle Harbor	23,517	11,895	51%	1,213
Cordoba Beach	406	—	—	—
Hamptons	184	—	—	—
Las Olas River House	37,379	14,233	38%	890
Lofts on Post Oak (1)	25,513	—	—	4,975
Madison at Park West	20,212	7,389	37%	1,264
Mirabella	21,918	11,270	51%	1,702
Montreux	3,110	221	7%	2,078
Oxford Place (2)	12,188	—	—	687
Quarter at Ybor City (3)	11,349	—	—	1,598
Tradition at Palm Aire	37,071	18,439	50%	—
Twelve Oaks at Fenwick (4)	15,286	—	—	2,963
Via Lugano (3)	65,685	28,068	43%	443

	$280,496	$94,012	34%	$19,114

(1)	We have pledged our 50% of sales proceeds from this property as additional security for the loan on 210 Watermark. We repaid the debt in September 2007 and obtained another loan in December 2007. We sold 210 Watermark in September 2007.

(2)	This property is also pledged to secure the debt on Tradition at Palm Aire.

(3)	This property is pledged as collateral under the secured credit facility with Barclays Capital Real Estate, Inc. See information regarding this agreement under the caption “Mortgages and other Debt — Secured Credit Facilities.”

(4)	This property is pledged as collateral under the $25 million line of credit with Bank of America.

The following table presents information about remaining costs and available financing for our active for-sale communities.

	High- and	Townhome and
	Mid-rise	Traditional New	Condominium	Land
	Developments	Developments	Conversions	Development	Total
Projects with revolving construction facilities currently in place:
Costs to complete (1)	$—	$81,773	$—	$—	$81,773
Available financing (2)	$—	$81,763	$—	$—	$81,763

Other projects with financing currently in place:
Costs to complete (1)	$7,920	$—	$—	$—	$7,920
Available financing (3)	$6,910	$—	$—	$—	$6,910

Projects without construction financing currently in place:
Costs to complete (1)	$42,383	$—	$11,154	$—	$53,537
Anticipated financing (4)	$39,299	$—	$296	$—	$39,595

(1)	Costs to complete represent estimated construction costs to complete the project. In addition to these costs, we anticipate incurring marketing, advertising, selling commissions and closing costs, and interest. Costs to complete for condominium conversions represent unit upgrades that will be incurred upon sale of the units.

(2)	Costs to complete are expected to be funded by borrowings under revolving construction facilities, although total available debt as of September 30, 2007, is $59.8 million.

(3)	Total available debt as of September 30, 2007, is $11 million.

(4)	We expect to arrange financing for 65% to 85% of total budgeted costs for high- and mid-rise developments.
In addition to the active for-sale communities described above, we have active rental communities with 2,553 units under development or reposition. We also have 2,523 units in 13 communities in our development pipeline. Our development pipeline includes projects either owned or for which we have site control and for which we may not have obtained zoning and other governmental approvals and final determination of economic feasibility. We anticipate these projects will be completed and sold over the next six years.
The following tables present the changes in the number of units in our active projects and development pipeline between June 30, 2007 and September 30, 2007.

	Changes in Units in Active Projects and Development Pipeline
	June 30, 2007 to September 30, 2007
		Mixed-use	Townhome
	High- and	Residential and	and Traditional			Rental
	Mid-rise	Commercial	New	Condominium	Land	Repositions /
	Developments	Developments	Developments	Conversions	Development	Developments	Total

Active projects as of June 30, 2007	571	—	862	1,615	99	2,913	6,060
Closings	(66)	—	(23)	(280)	(20)	—	(389)
Reclassified as discontinued operations	—	—	—	—	—	(360)	(360)
Adjustment to number of units	(56)	—	—	—	—	—	(56)

Active projects as of September 30, 2007	449	—	839	1,335	79	2,553	5,255

Development pipeline as of June 30, 2007	1,269	1,498	172	294	—	524	3,757
Transfer to rental developments	—	—	—	(294)	—	—	(294)
Discontinued projects	(243)	(173)	—	—	—	—	(416)

Development pipeline as of September 30, 2007	1,026	1,325	172	—	—	524	3,047

The following table presents number of units in our active projects and development pipeline by geographic region as of September 30, 2007. The term “Northeast” below means the states of Connecticut, New Jersey and New York, and the term “Southeast” means the states of Florida, South Carolina, Tennessee and Texas.

	Units in Active Projects and
	Development Pipeline at September 30, 2007
	Northeast	Southeast	Total
High- and mid-rise developments	1,367	108	1,475
Mixed-use residential and commercial developments (1)	983	342	1,325
Rental communities in lease-up or under development or reposition	999	2,078	3,077
Townhome and traditional new developments	304	707	1,011
Condominium conversions	—	1,335	1,335
Land development	—	79	79

Total	3,653	4,649	8,302

(1)	These projects include commercial space with 313,000 square feet in the Northeast and 84,077 square feet in the Southeast.
We have an aggregate weighted-average profits interest of 81% in these active projects and development pipeline.
Real Estate Services Business
As stated previously, results for our segments do not distinguish between revenues of consolidated and unconsolidated properties. Therefore, rental revenue and net operating income (rental revenue less property operating expenses) in the following discussion include both consolidated and unconsolidated rental communities. Rental revenue and net operating income in the following discussion also include operating results of properties sold or held for sale and reported in discontinued operations in our consolidated operating results. You should read the following discussion together with the operating statements and summary of net operating income in NOTE 7. “SEGMENT REPORTING” in the Notes to Consolidated Financial Statements. Net operating income is a supplemental non-GAAP financial measure. We present a reconciliation of net operating income to net income for Real Estate Services in the operating statements in NOTE 7. “SEGMENT REPORTING” in the Notes to Consolidated Financial Statements.
The Real Estate Services Business reported net operating income of $13.7 million and $40 million for the three and nine months ended September 30, 2007, and $10.8 million and $33.4 million for the three and nine months ended September 30, 2006. Net operating income as a percentage of rental revenue was 48.4% and 48.9% for the three and nine months ended September 30, 2007, and 49.6% and 49.8% for the corresponding periods in 2006. Properties we have decided not to convert to condominium homes for sale contributed $3.5 million and $8.2 million to the increase for the three and nine months ended September 30, 2007. Properties held in both years contributed decreases of $437,000 and $498,000, mostly due to a decrease in rental revenues.
The following table presents net operating income for our 36 same store stabilized apartment communities with 7,984 units owned for all periods presented below.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Same store stabilized apartment communities:
Rental revenue	$18,735	$19,235	$56,896	$57,564
Property operating expenses	(9,241)	(9,304)	(27,554)	(27,724)

Net operating income	$9,494	$9,931	$29,342	$29,840

Net operating income as a percentage of rental revenue	50.7%	51.6%	51.6%	51.8%
Average monthly rental revenue per unit	$782	$803	$792	$801

Net operating income for our 36 same store stabilized apartment communities decreased $437,000, or 4.4%, and $498,000, or 1.7%, for the three and nine months ended September 30, 2007. These decreases were mostly due to 2.6% and 1.2% decreases in rental revenue.
We sold two properties for a gain on sale of real estate of $3.9 million and four properties and three parcels of land for a gain on sale of real estate of $5.6 million for the three and nine months ended September 30, 2007. We sold six properties for a gain on sale of real estate of $9.5 million and 11 properties for a gain on sale of real estate of $24 million for the same periods in 2006. Included in gains on sale of real estate are properties owned through unconsolidated partnerships and joint ventures.
Interest expense increased by $8.8 million, or 67.8%, and $19.6 million, or 58.5%, for the three and nine months ended September 30, 2007, compared to the corresponding periods of 2006. Apartment communities no longer targeted for conversion to condominium homes for sale contributed increases of $8.8 million and $20.6 million. For the 36 same store stabilized apartment communities, interest expense increased 21.3% from $9 million to $11 million and 11.2% from $25.2 million to $28 million due to increased debt in connection with 2006 and 2007 refinancings. Debt from these refinancings increased $1.1 million for the nine months ended September 30, 2007.
During the three and nine months ended September 30, 2007, we wrote down the carrying value of eight apartment communities and one commercial property transferred to held for sale to their fair value less estimated selling costs and recorded impairment charges of $54.6 million and $144.5 million, respectively.
Depreciation expense was $3.7 million and $14.5 million for the three and nine months ended September 30, 2007, compared to $3.3 million and 10.2 million for the same periods in 2006. Apartment communities we have decided not to convert to condominium homes for sale contributed increases of $392,000 and $4.4 million for the three and nine months ended September 30, 2007, compared to the same periods in 2006.
General and administrative expenses of the Real Estate Services Business increased to $3.9 million and $9 million for the three and nine months ended September 30, 2007, from $1.7 million and $4.9 million for the corresponding periods in 2006. General and administrative expenses were 13.9% and 11% of divisional revenues for the current periods compared to 8% and 7.4% in 2006. These increases were principally due to personnel additions and increases in salary and benefit costs for the three and nine months ended September 30, 2007 compared to the same periods in 2006, and estimated sales tax expense recorded in the second quarter of 2007.
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

These events described above materially affected our liquidity, including our ability to repay existing indebtedness as it became due and to meet other current obligations. As described in more detail under “Mortgages and Other Debt” below and in Note 5. “NOTES PAYABLE AND COVENANTS” in the accompanying Notes to Consolidated Financial Statements, we did not pay August 2007 debt service as scheduled and received notices of default and acceleration from certain of our lenders, including GECC and Fannie Mae. Loans with GECC, Fannie Mae and certain other lenders have been reinstated as of December 21, 2007. However, we continue to be in default on certain loans. Additionally, we have not paid certain loans that have matured since September 30, 2007, and are seeking extensions of the maturities from our lenders.
As discussed in NOTE 4. “INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES” in the accompanying Notes to Consolidated Financial Statements, we received notices of default, as guarantor, from the lenders of three unconsolidated entities because August 2007 and September 2007 debt service payments were not made timely. These loans have been restored to good standing, but, have subsequently matured. We are seeking extensions of the maturities from these lenders.
Tarragon believes that its real estate portfolio and development platform have significant equity value in excess of existing indebtedness. Accordingly, in August 2007, Tarragon’s board of directors formed a special committee of independent directors to evaluate strategic and financial alternatives, including all available forms and sources of financing, property sales and other strategic transactions. Since August 2007, Tarragon has sought to improve the Company’s liquidity and financial condition. In connection with these efforts, the Company has (a) negotiated agreements with a number of its significant lenders; (b) sold a number of properties, the proceeds of which were used to repay debt or bring current Tarragon’s obligations under other loan agreements; and (c) implemented a reduction in workforce. Tarragon’s board of directors also suspended the payment of quarterly dividends, beginning with the dividend payable on September 30, 2007, on Tarragon’s 10% cumulative preferred stock.
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
As described in more detail below under “Mortgages and Other Debt,” as of September 30, 2007, we were not in compliance with financial covenants in certain of our existing debt agreements. Failure to comply with these covenants could constitute an event of default that allows the lenders to demand immediate repayment of all outstanding borrowings or pursue other remedies unless we can reach an agreement with such lenders to amend the financial covenants. Our inability to comply with our financial covenants, obtain waivers of non-compliance, restructure our debt or obtain alternative financing to replace our existing debt would have a material adverse effect on the Company’s financial position, results of operations and cash flows.
Our consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2007, we have $1,483.8 million in consolidated borrowings, and have guaranteed debt of our unconsolidated joint ventures totaling $53.2 million. We have experienced significant losses for the year ended December 31, 2006, and the nine months ended September 30, 2007, and continue to generate negative cash flows from operations. For the nine months ended September 30, 2007, we incurred a net loss of ($370.1 million). As of September 30, 2007, we had stockholders’ deficit of ($92.5 million), which was a significant decrease compared to stockholders’ equity of $279.5 million as of December 31, 2006. These results raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend on our ability to complete our planned sales of properties, to modify financial covenants in our debt agreements, to restructure, extend, or refinance our debt obligations that remain in default or mature. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets.
Mortgages and Other Debt
As of September 30, 2007, our total consolidated debt was $1,483.8 million, and we guaranteed debt of our unconsolidated joint ventures totaling $53.2 million. Of that amount, $170.3 million is currently in default. Debt in default as of the date of this filing includes:
•	$157.1 million outstanding under a secured credit facility with Barclays. Accrued but unpaid interest at the contractual rate and default interest at 5%, late fees, and reimbursements due to Barclays for legal fees and property taxes paid are currently approximately $9.8 million. We are in discussions with Barclays in an effort to restructure this debt. We have entered into a contract to sell all of the Barclays’ properties in a transaction in which the buyer would assume $108 million of the Barclays’ debt and payoff the balance.

•	$5.8 million of senior convertible notes. We have offered the note holder payment of past due interest of $232,000 in exchange for reinstatement of the notes.

•	$7.4 million land loan secured by a property in Norwalk, Connecticut. The lender has initiated judicial foreclosure proceedings, which we intend to defend. Accrued but unpaid interest at the contractual rate and late fees on this loan are currently approximately $1 million.
In addition, as of September 30, 2007, we did not meet the financial covenants for consolidated debt totaling $466.7 million. Of this amount, $71 million has been satisfied through sales of the properties or condominium inventory securing the debt or refinancing. An additional $19 million is expected to be satisfied through the sale of the property securing the debt, which sale is scheduled to occur in late December 2007, and $157.1 million is the balance due to Barclays, which we anticipate will be assumed by the purchaser of the six properties securing the debt in December 2007. We have been granted forbearance from the lender of another $14.4 million through June 30, 2009. We are negotiating with the holder of our $125 million of subordinated unsecured notes for a long-term modification or waiver of this debt. We intend to seek waivers or modifications of the covenants from the lenders of the remaining $80.2 million of consolidated debt for which we did not meet the financial covenants at September 30, 2007. Also as of September 30, 2007, Tarragon, as guarantor of a $9 million land loan of three unconsolidated joint ventures, did not meet the net worth and leverage covenants contained in the debt agreement. We intend to seek a waiver or modification of the covenants from the lender. There can be no assurance that we will be able reach an agreement with such lenders to amend the financial covenants. Our inability to comply with our financial covenants, obtain waivers of non-compliance, restructure our debt or to refinance our existing debt as it matures would have a material adverse effect on the Company’s financial position, results of operations and cash flows.

The following table summarizes loans without interim principal payment requirements that mature in the quarterly periods presented.

	Three	Three	Three	Three	Three
	Months	Months	Months	Months	Months
	Ending	Ending	Ending	Ending	Ending
	December 31,	March 31,	June 30,	September 30,	December 31,
	2007	2008	2008	2008	2008	Total
Consolidated debt matured or maturing during the period	$305,243	$122,245	$25,232	$115,510	$—	$568,230
Less debt satisfied subsequent to September 30, 2007, through sales, refinancing, or extension	(68,631)	(13,525)	(758)	(77,119)	—	(160,033)
Less debt expected to be satisfied through sales scheduled to close in December 2007 or January 2008	—	(71,210)	(19,019)	—	—	(90,229)

Remaining consolidated debt maturing during the period	$236,612	$37,510	$5,455	$38,391	$—	$317,968

Debt of unconsolidated joint ventures guaranteed by Tarragon maturing during period	$12,300	$—	$31,929	$—	$9,000	$53,229

The remaining consolidated debt maturing in the three months ending December 31, 2007, includes the land loan of $7.4 million in default for which the lender has initiated judicial foreclosure proceedings, which we intend to defend. Excluding this loan, we are in discussions with the lenders of the debt matured or maturing during the fourth quarter of 2007 and the first quarter of 2008 to obtain extensions of the maturity dates. We also intend to seek extensions or alternative financing for the loans maturing in the second, third, and fourth quarters of 2008. There can be no assurance that we will be able to obtain extensions or alternative financing to satisfy this debt as it comes due.
Additional information regarding loan defaults and other actions we have taken to address our liquidity issues is set forth below.
Senior Convertible Notes. The outstanding principal balance of our convertible notes was $5.8 million at September 30, 2007. The convertible notes bear interest at 8% per annum, payable semi-annually, and mature in September 2009. The outstanding convertible notes are convertible into 82.1168 shares of our common stock per $1,000 in principal amount of notes at the current conversion price of $12.18 per share.
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
Subordinated Unsecured Notes. On June 15, 2005, we issued $40 million of unsecured subordinated notes due June 30, 2035. The notes bear interest, payable quarterly, at a rate of 8.71% through June 30, 2010, and afterwards at a variable rate equal to LIBOR plus 4.4% per annum (9.52% at September 30, 2007). The notes are prepayable after June 30, 2010, at par. On September 12, 2005, we issued an additional $25 million of unsecured subordinated notes due October 30, 2035. These notes bear interest, payable quarterly, at a rate of 8.79% through October 30, 2010, and afterwards at a variable rate equal to LIBOR plus 4.4% per annum (9.52% at September 30, 2007). The notes are prepayable after October 30, 2010, at par. On March 1, 2006 we issued an additional $60 million of unsecured subordinated notes due April 30, 2036. These notes bear interest at 400 basis points over 30-day LIBOR with interest payable quarterly (9.12% at September 30, 2007).

The notes are prepayable after April 30, 2011, at par. As of September 30, 2007, the outstanding principal balance of these three series of unsecured subordinated notes was $125 million.
As of September 30, 2007, we were not in compliance with a debt service coverage ratio and net worth ratio covenants contained in the indentures for the subordinated unsecured notes. We are negotiating with the noteholder of the subordinated unsecured notes for a long-term modification or waiver. We anticipate, but can provide no assurances, that we will be able to reach such an agreement and modification with the holders of these notes. If we are unable to reach an agreement with the note holders, under the terms of the indentures, the indenture trustee or the holders of not less than 25% of the outstanding notes of any series (after 30 days prior notice), could give us a notice of default and accelerate payment of these subordinated unsecured notes. The acceleration of our obligations under these notes would have a material adverse effect on our liquidity and financial position.
Unsecured Credit Facilities. At September 30, 2007, we had a $40 million unsecured line of credit with affiliates of William S. Friedman, our chief executive officer and chairman of our Board of Directors. Advances under this loan bear interest at the lower of 100 basis points over the 30-day LIBOR or the lowest rate offered in writing to us for an unsecured loan by an institutional lender (6.12% at September 30, 2007). Until August 2007, the loan called for payments of interest on demand, but no more frequently than monthly, with all outstanding principal due at maturity in January 2008. As of September 30, 2007, the outstanding balance under this line of credit was $36 million. In August 2007, Tarragon and Mr. Friedman agreed that all payments would be deferred until November 2007 and no further advances would be made under this line of credit. In November 2007, this line of credit was converted into a term loan that matures in January 2009, and Tarragon was granted the right to defer interest payments until November 2007. Interest payments totaling $1.5 million were made in November and December 2007 in connection with the conversion of the line of credit to a term loan.
Secured Credit Facilities. We have a $25 million revolving line of credit with Bank of America secured by assets of one of our consolidated joint ventures and unsold units of one of our condominium conversion properties. Advances under the loan bear interest at 225 basis points over 30-day LIBOR (7.37 % at September 30, 2007). Payments of interest only are due monthly, with all outstanding principal and interest due in November 2007. As of September 30, 2007, $17.8 million was outstanding under this loan. Also, as September 30, 2007, we were not in compliance with certain of the covenants contained in this line of credit. On November 14, 2007, 2007, the revolving line of credit matured. We are negotiating a short-term extension of the maturity date for this obligation.
As of September 30, 2007, we currently have mortgage loans totaling $86.3 million under a secured credit facility with GECC that matures in September 2009. The mortgage loans under this non-recourse facility are cross-collateralized and cross-defaulted, and bear interest at a fixed rate of 6.06%, payable monthly.
Ansonia, a consolidated joint venture which is 89.44% owned by Tarragon, has a $406 million secured credit facility with GECC secured by first and second liens on 23 of its properties, as well as pledges of equity interests in the property owning entities. The non-recourse mortgage loans under this facility are cross-collateralized and cross-defaulted, and mature in November 2012. Interest accrues on $367 million of this indebtedness at a blended fixed rate of 5.95% payable monthly. The remaining $39 million bears interest at a blended floating rate of 6.7% in excess of LIBOR (11.8% as of September 30, 2007) and requires monthly payments of principal and interest computed on a 25-year amortization schedule.
We did not make our debt service payments due in August 2007, and GECC issued notices of default and acceleration with respect to mortgage loans totaling $587.1 million secured by 31 properties. In September 2007, we entered into cash management agreements with GECC including the three properties securing the $86.3 million facility and the 23 properties securing the $406 million facility described above, under which GECC will use the proceeds from each property to pay current debt service, fund reserve requirements, and pay approved property operating expenses to the extent sufficient funds are available from those proceeds. On September 12, 2007, Tarragon entered into an agreement with GECC whereby these loans were reinstated. From September through December 2007, four properties with mortgages from GECC were sold. The proceeds from these sales were used to repay debt of $99.4 million, to provide cash to bring other GECC loans current and establish reserves required by GECC. The purchaser of one of the properties assumed the $36.1 million loan of the related property.
We have mortgage loans totaling $157.1 million under a secured credit facility with Barclays that mature in November 2008. The loans are cross-collateralized and cross-defaulted, and are secured by a single mortgage instrument encumbering six properties pledged as collateral. The pledged properties are Via Lugano, located in Boynton Beach, Florida; Madison at Park West, in Mt. Pleasant, South Carolina; Ballantrae, in Sanford, Florida; Promenade at Reflection Lakes, in Ft. Myers, Florida; Monterra at Bonita Springs, in Bonita Springs, Florida; and The Quarter at Ybor City, in Tampa, Florida. The Company has guaranteed repayment of up to $15 million in principal amount of the aggregate indebtedness under this facility. The indebtedness is otherwise non-recourse. Interest accrues at a rate of 3.0% in excess of LIBOR (8.12% as of September 30, 2007) payable monthly. Principal payments are made as condominium units at the pledged properties are sold. During the second quarter of 2007, we had repaid the loan secured by The Quarter at Ybor City, and proceeds from closings of sales at this project will be used to make principal payments on the other loans. The following table summarizes the loan balances as of September 30, 2007 under this facility:

		Balance at	Interest Rate at			Tarragon’s
	Commitment	September 30,	September 30,	Maturity		Interest in
Project	Amount	2007	2007	Date		Profits

Ballantrae	$37,323	$37,323	8.12%	Nov-2008	(1)	100%
Madison at Park West	7,389	7,389	8.12%	Nov-2008	(1)	100%
Monterra at Bonita Springs	38,069	38,069	8.12%	Nov-2008	(1)	100%
Promenade at Reflection Lakes	46,270	46,270	8.12%	Nov-2008	(1)	100%
Via Lugano	28,068	28,068	8.12%	Nov-2008	(1)	100%

	$157,119	$157,119

(1)	These loans are currently in default and are reflected with the accelerated maturity date of currently due in NOTE 5. “NOTES PAYABLE AND COVENANTS” in the accompanying consolidated financial statements and notes and the table of contractual commitments.
In August 2007, Tarragon received notices of default from Barclays for failure to make debt service payments in August 2007. As of September 30, 2007, the aggregate amount of outstanding principal and interest under the Barclays notes was $160.6 million. Barclays also demanded immediate payment of $15 million under the related repayment guaranty. In September 2007, Barclays initiated foreclosure proceeding against the properties. Pursuant to a court order in that proceeding, rents of four of the properties in excess of expenses to preserve, maintain, and operate the properties are paid to Barclays monthly. We are in discussions with Barclays to restructure these loans. We have entered into a contract to sell all of the Barclays’ properties in a transaction in which the buyer would assume $108 million of the Barclays’ debt and payoff the balance.
Non-recourse Mortgage Debt. In addition to the GECC secured credit facilities, as of September 30, 2007, we have an aggregate of $143 million of outstanding non-recourse indebtedness secured by 15 rental apartment communities (of which $65.5 million is classified as held for sale at September 30, 2007) and one commercial property. The agreements governing this mortgage debt generally do not contain restrictive covenants and are not guaranteed by us or any of our subsidiaries or joint ventures. Of these mortgage loans, $106.2 million bear interest at various fixed rates, and $36.7 million bear interest at various floating rates. As of September 30, 2007, the weighted average interest rate of these mortgage loans was 6.3%.
In August 2007, Tarragon received notices of default and acceleration from Fannie Mae for failure to make August 2007 debt service payments on mortgage loans totaling $79.6 million secured by 11 apartment properties. Subsequently, Fannie Mae initiated foreclosure litigation and obtained court appointed receivers on six of the properties. In September 2007, we brought the loans current and entered into an agreement with Fannie Mae to reinstate the mortgage loans and dismiss the receivers and the pending foreclosure actions. In December 2007, we sold one of the properties with a mortgage from Fannie Mae, and the purchaser assumed the $23.5 million loan on the property.

Recourse Mortgage Debt. The following table summarizes the material terms of our recourse mortgage debt:

	Recourse	Non-Recourse	Interest Rate at		Tarragon’s
	Balance at	Balance at	September 30,		Interest in
Project	September 30, 2007	September 30, 2007	2007	Maturity Date	Profits

Bermuda Island	$41,458	$—	7.47%	Dec-2007	100%
Gables Floresta (1)	74,400	—	7.62%	Jul-2008	100%
Las Olas River House	12,239	—	7.27%	Jan-2009	100%
Las Olas River House	1,994	—	7.52%	Jul-2012	100%
Northgate (2)	15,000	4,019	7.62%	Apr-2008	100%
Orlando Central Park	5,454	—	7.12%	Apr-2008	100%

	$150,545	$4,019

(1)	This property was sold in December 2007, and we repaid $60 million of the principal balance. We negotiated terms for a separate note to repay the remaining balance of the debt. See discussion below regarding the National City defaults.

(2)	This property is under contract for sale, and is expected to close during December 2007.
In August 2007, we received notices of default from LaSalle for failure to make debt service payments on the Bermuda Island, Northgate, and Orlando Central Park mortgages. In October 2007, proceeds from the sale of Kennesaw Farms (see Construction Loans below) were used to pay past due debt service. We also entered into agreements with LaSalle under which these three loans and the Orion land loan (see Land Loans below) are now cross defaulted. LaSalle has also agreed to forbear from exercising any rights relating to any existing or future financial covenant defaults under the Tarragon guaranty through December 31, 2007, or upon the sale of a property securing one of the loans, if earlier. As of September 30, 2007, we were not in compliance with the minimum net worth and leverage ratio covenants contained in these loan agreements.
In August 2007, we received notices of default and acceleration from National City for failure to make the debt service payments on the Gables Floresta, Aldridge, and Stonecrest mortgages. In November 2007, National City agreed to forbear from exercising any rights or remedies as a result of the existing default through July 2009. Pursuant to the agreement, we much pay August through October 2007 debt service payments of $1.9 million by January 7, 2008. As of September 30, 2007, the aggregate outstanding balance including interest, of these loans was $98.8 million. As of September 30, 2007, we were not in compliance with a net worth covenant on the Gables Floresta loan. In the forbearance agreement entered into in November 2007, compliance with this covenant was waived through June 30, 2009. As discussed below, we sold the rental property securing this loan in December 2007.
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
In September 2007, we received a notice of default from BankAtlantic for failure to make August debt service payments on the $2 million mortgage secured by Las Olas River House. This loan was restored to good standing when August and September interest was paid in September 2007. As of September 30, 2007, we were not in compliance with the leverage and net worth covenants contained in this loan.

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

	Commitment	Balance at	Interest Rate at	Maturity	Tarragon’s
Project	Amount	September 30, 2007	September 30, 2007	Date	Interest in Profits

800 Madison	$74,000	$28,670	7.37%	Dec-2009	70%
1000 Jefferson (1)	77,000	71,210	6.87%	Jan-2008	70%
Aldridge	22,950	18,137	7.02%	Jul-2009	100%
Deerwood Ocala (3)	22,125	21,859	6.87%	Aug-2007	50%
Kennesaw Farms (2)	22,000	1,177	6.82%	Jun-2010	100%
One Hudson Park	25,568	22,668	7.62%	Jan-2008	100%
One Hudson Park (4)	3,024	3,024	15.00%	Oct-2007	100%
Stonecrest	17,500	576	7.02%	Jul-2008	100%
Trio West	50,000	40,977	8.12%	Jan-2009	100%
Vintage at the Grove	47,000	19,865	7.12%	Mar-2010	100%
Warwick Grove	20,000	4,554	7.32%	Sep-2008	50%

	$381,167	$232,717

(1)	This property is under contract of sale and is expected to close in January 2008.

(2)	This property was sold and the debt assumed by the buyer in October 2007.

(3)	The property was sold and the debt assumed by the purchaser in November 2007.

(4)	We repaid this loan in October 2007.
As of September 30, 2007, we were not in compliance with the net worth covenants contained in the 800 Madison and One Hudson Park construction loans.
In August 2007, we received a notice of default and acceleration of the construction loan for the Aldridge development property from National City based on cross-default provisions contained in the loan agreement. (See National City loan defaults discussion under the caption Recourse Mortgage Debt.)
The Deerwood Ocala construction loan matured in August 2007. In October 2007, we received a letter from Wachovia Bank, National Association (“Wachovia”) demanding payment of the loan. Also in October, Wachovia initiated judicial foreclosure proceedings. We sold the Deerwood Ocala property in November 2007, and the purchaser assumed the outstanding $21.9 million loan, and we paid $2.4 million of interest charges, including default interest, from the closing proceeds.
Condominium Conversion Loans. Historically, we have obtained loans to finance the cost of acquiring and/or renovating rental properties for conversion into condominium homes. Generally, one of our subsidiaries or a joint venture incurred the loan, and we guaranteed the repayment of the loan. The following table summarizes the material terms of our subsidiaries’ outstanding condominium conversion loans. See the table that presents the ratio of debt to total estimated remaining sell-out as of September 30, 2007, for our subsidiaries’ completed condominium under the caption “Homebuilding Business” above.

			Non-Recourse
		Recourse	Balance at	Interest Rate at		Tarragon’s
	Commitment	Balance at	September 30,	September 30,	Maturity	Interest in
Project	Amount	September 30, 2007	2007	2007	Date	Profits

Bishops Court at Windsor Parke (1)	$2,498	$2,498	$—	7.77%	Sep-2008	100%
Cobblestone at Eagle Harbor	12,191	11,895	—	7.62%	Jul-2008	100%
Mirabella	11,270	11,241	29	7.86%	Jul-2009	100%
Montreux at Deerwood (1)	221	221	—	7.77%	Sep-2008	100%
The Tradition at Palm Aire	18,439	8,000	10,439	8.07%	Aug-2009	100%

	$44,619	$33,855	$10,468

(1)	These properties collateralize one condominium conversion loan.

As of September 30, 2007, we were not in compliance with the leverage covenant contained in the BankAtlantic condominium conversion loan. In September 2007, we received notices of default from BankAtlantic for failure to make August debt service payments on the loan for Bishops Court and Montreux at Deerwood condominium conversion projects. This loan was restored to good standing when August and September 2007 interest was paid in September 2007.
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

					Tarragon’s
	Commitment	Balance at	Interest Rate at		Interest in
Project	Amount	September 30, 2007	September 30, 2007	Maturity Date	Profits

Alexandria Pointe (1)	$758	$758	8.12%	Jun-2008	40%
The Exchange	6,300	6,300	7.37%	Nov-2007	100%
Stone Crest	5,790	4,398	7.02%	Jul-2008	100%
Trio East	3,600	3,600	7.27%	Oct-2007	100%
Warwick Grove	5,719	5,719	7.32%	Sep-2008	50%

	$22,167	$20,775

(1)	The property was sold, and the debt repaid in November 2007.
As of September 30, 2007, we were not in compliance with the minimum net worth covenant contained in the loan agreement for Alexandria Pointe. In October 2007, the maturity date of the Alexandria Pointe loan was extended from June 2007 to June 2008. This loan was repaid in November 2007 upon sale of the property.
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
Land Loans. When we acquire land for future development or sale, we sometimes finance the acquisitions with land loans. Generally, one of our subsidiaries or a joint venture will incur the loan, and we will guarantee the repayment of the loan. The following table summarizes the material terms of our subsidiaries’ land loans, all of which we have guaranteed:

				Tarragon’s
	Balance at	Interest Rate at		Interest in
Project	September 30, 2007	September 30, 2007	Maturity Date	Profits

100 East Las Olas (1)	$8,125	8.75%	Mar-2008	100%
20 North Water Street	7,410	8.00%	Jul-2007	100%
Central Square	11,250	7.22%	Jul-2008	100%
Coventry Club	8,600	7.12%	Nov-2007	100%
Orion	7,278	7.62%	Mar-2008	70%
Uptown Village	7,615	7.22%	Jan-2008	100%

	$50,278

(1)	The property was sold, and the debt repaid in October 2007.

In September 2007, we received a notice of default from BankAtlantic for failure to make the August debt service payment on the 100 East Las Olas loan. The loan was repaid when the property was sold in October 2007.
The 20 North Water Street loan, which matured on July 29, 2007, has not been repaid. Under the terms of the note, the interest rate increased from 8% to 18% per annum upon maturity of the loan. In August 2007, North Water LLC, the lender, initiated foreclosure proceedings. We intend to defend the foreclosure.
As of September 30, 2007, the Regions Bank loans had outstanding balances, including interest, of approximately $7.8 million, $11.3 million, and $12.6 million, respectively. In October 2007, Tarragon and Midway Mills, as guarantors, and the entities that own Uptown Village, Central Square, and Las Olas River House entered into an agreement with Regions Bank under which we paid past due interest on the three loans totaling $31.1 million and established interest reserves of $2.8 million for these three loans. Additionally, the maturity of the Uptown Village loan that otherwise matured in September 2007 was extended until January 2, 2008 (the “Forbearance Termination Date”), and Regions agreed to forbear from exercising any rights or remedies under the existing defaults, through the Forbearance Termination Date.
Other Debt. We also have other debt with an aggregate balance of $3.8 million at September 30, 2007.

Sources and Uses of Cash
The following table presents major sources and uses of cash for the three and nine months ended September 30, 2007 and 2006.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Sources of cash:
Net proceeds from homebuilding sales	$16,817	$(3,116)	$51,682	$84,764
Net cash flow from rental operations	5,585	233	(16,676)	7,369
Net proceeds from the sale of real estate
Real Estate Services Business	4,651	7,922	10,904	26,340
Homebuilding Business	—	1,567	—	1,567
Net proceeds related to financings and other borrowings
Homebuilding Business	3,803	21,193	23,495	28,703
Real Estate Services Business	47	13,015	2,084	31,673
Lines of credit	(2,389)	(320)	16,054	16,816
Subordinated unsecured notes	—	—	—	58,158
Other corporate debt	480	(269)	(843)	(788)
Other:
Proceeds from the exercise of stock options	316	331	1,039	757

Total sources of cash	29,310	40,556	87,739	255,359

Uses of cash:
Purchase of homebuilding inventory or land for development	(609)	(7,695)	(16,690)	(74,885)
Development and renovation cost, net of borrowings	(28,189)	(47,599)	(42,801)	(123,400)
Net advances (to) from partnerships and joint ventures for homebuilding activities	843	1,123	640	(3,448)

Cash used in homebuilding activities	(27,955)	(54,171)	(58,851)	(201,733)

Property capital improvements	(3,842)	(2,107)	(9,897)	(7,159)
Other:
Common stock repurchases	—	(1,256)	—	(16,689)
General and administrative expenses paid	(11,088)	(6,288)	(23,325)	(21,849)
Income taxes (paid) refunded	9,832	7,431	9,113	(1,434)
Dividends to stockholders	—	(197)	(763)	(3,436)
Preferred return on convertible preferred interest	—	(364)	—	(770)
Purchase of partnership interests	—	—	(1,750)	—
Interest paid on corporate debt	(2,850)	(6,118)	(8,865)	(10,250)
Cash paid for leasehold improvements	—	(244)	—	(3,800)
Other	820	984	1,331	1,823

Total uses of cash	(35,083)	(62,330)	(93,007)	(265,297)

Net uses of cash	$(5,773)	$(21,774)	$(5,268)	$(9,938)

Cash Flows
Operating Activities: For the nine months ended September 30, 2007, our net cash provided by operating activities was $6.2 million compared to net cash used in operating activities of $235.4 million for the nine months ended September 30, 2006. This increase in cash provided by operating activities is principally related to a decrease in purchases of homebuilding inventory. In the 2006 period, we purchased four rental properties for conversion to condominiums for an aggregate cost of $236.2 million, one parcel of land for $7.9 million and purchased land for development of one of our Hoboken, New Jersey, projects for $7.8 million. In the 2007 period, we spent $16.7 million for purchases of homebuilding inventory. We have decided not to convert these four properties purchased in 2006 and have transferred these properties to the rental real estate portfolio of our Real Estate Services Business.
Partially offsetting this decrease in cash used was a decrease in proceeds from closings of home sales, including distributions of earnings from unconsolidated joint ventures, from $222.4 million in the 2006 period to $225 million in the 2007 period. We executed net new orders for 809 units for all product-types in the 2007 compared to 1,114 units in the 2006 period. We also closed fewer sales in the 2007 period: 1,365 units compared to 2,069 in the 2006 period. The number of units in our active for-sale communities was 2,702 at September 30, 2007, down from 4,560 at December 31, 2006. This decrease is partly attributable to the transfer of a project with 396 units to our Real Estate Services in the first quarter of 2007 following our decision not to convert the property to condominiums. We also reduced the number of units in our rental developments by 180 with the sale of Newbury Village in January 2007.
We expect continued net cash used in operations because we intend to continue to invest proceeds from home sales in new projects and because we generally finance our projects with debt.
Investing Activities. For the three and nine months ended September 30, 2007, our net cash provided by investing activities was $534,000 compared to cash used in investing activities of $7.9 million for the same period in 2006. Contributions to unconsolidated partnerships and joint ventures were $24.6 million lower in the 2007 period than in the 2006 period due to a decrease in the purchase of homebuilding inventory. We received distributions of capital from unconsolidated partnerships and joint ventures of $8.5 million in the 2007 period compared to $21.3 million in the 2006 period. This decrease in distributions is related to a decrease in home sales and financings of unconsolidated joint ventures. We also paid $1.8 million in the 2007 period to purchase the interest of one of our partners in one of our Hoboken, New Jersey, projects.
Construction and acquisition costs of real estate projects under development during the nine months ended September 30, 2006, were $15.1 million. In the 2007 period, all of our projects under development are classified with homebuilding inventory. Therefore, development costs are operating activities rather than investing activities.
In 2006, we sold five apartment communities, four commercial properties, and one parcel of land generating net proceeds of $27.9 million. Net proceeds from the sale of real estate in the 2007 period were $10.9 million from the sale of two apartment communities, two commercial properties, two outparcels adjacent to one of our apartment communities in Murfreesboro, Tennessee, and one outparcel adjacent to one of our apartment communities in New Haven, Connecticut. We expect proceeds from the sale of real estate to continue to be an important source of cash in the future.
Financing Activities. For the nine months ended September 30, 2007, our net cash used in financing activities decreased to $12.5 million, from cash provided by financing activities of $233.4 million for the nine months ended September 30, 2006. This decrease was due primarily to a decrease in borrowings associated with the acquisition of homebuilding inventory. We borrowed $7.4 million in the 2007 period and $197.3 million in the 2006 period in connection with the purchase of properties for conversion to condominiums. Also, in the same 2006 period, we issued another $60 million of subordinated unsecured notes. During the first nine months of 2007, we borrowed $54.7 million and repaid $29.1 million under the line of credit from affiliates of William S. Friedman, our Chairman and CEO. During the 2006 period, we borrowed and fully repaid $9.7 million under this line of credit. We expect borrowings will continue to be an important source of cash in the future.
We received construction loan borrowings of $6.6 million for development costs and made payments on construction loans of $18 million from proceeds of home sales of our high- and mid-rise development projects during the 2007 period. We received construction loan borrowings of $58.1 million for development costs and repaid a $19.2 million construction loan upon the sale of one of our rental developments during the 2007 period. We repaid $56.8 million on condominium conversion loans during the 2007 period. During the 2006 period, we received construction loan borrowings of $30.1 million for development costs and repaid $19.1 million on construction loans using proceeds from sales of our high- and mid-rise development projects. We received construction loan borrowings of $24 million for development costs of our rental developments during the 2006 period, and we repaid $80.2 million on condominium conversion loans. During the 2007 and 2006 periods, we used proceeds from home sales to reduce debt by $170.8 million and $140.3 million, respectively.
We spent $16.7 million in the 2006 period to repurchase 1,034,687 shares of our common stock and 113,233 shares of our preferred stock. We made no stock repurchases in the 2007 period other than shares surrendered by employees to cover the employees’ tax withholding obligation resulting from the vesting of restricted stock. Under the existing common stock repurchase plan, we have authority to repurchase an additional 72,000 shares of common stock. We do not expect to make any stock repurchases in the foreseeable future.

Contractual Commitments
The following table summarizes information regarding contractual commitments.

	Three Months
	Ending
	December 31,	2008	2010
	2007	and 2009	and 2011	Thereafter	Other	Total
Scheduled principal payments on debt:
Loans with extension options (1)	$17,824	$122,947	$19,865	$8,160	$—	$168,796
Loans expected to be repaid in 2007 upon sale of the property (2)	102,155	236,847	8,091	25,155	—	372,248
Completed condominium inventory (5) (7)	35,464	26,918	75	1,847	—	64,304
Loans for which we are currently negotiating extensions	12,200	7,615	—	—	—	19,815
Loans related to properties for which we are currently negotiating construction financing	13,710	11,250	—	—	—	24,960
Remaining loans					—
Mortgages and note payable (8)	126,521	116,288	13,916	446,240	—	702,965
Senior convertible notes (9)	5,750	—	—	—	—	5,750
Subordinated unsecured notes	—	—	—	125,000	—	125,000

	313,624	521,865	41,947	606,402	—	1,483,838

Scheduled interest payments on debt (4)	25,451	133,660	85,262	374,338	—	618,711
Unrecognized tax benefits (6)	—	—	—	—	4,453	4,453
Operating leases	461	3,065	2,400	6,203	—	12,129
Firm contracts to purchase real estate for homebuilding activities	—	65,300	—	—	—	65,300

	25,912	202,025	87,662	380,541	4,453	700,593

Guaranteed debt of unconsolidated partnerships and joint ventures:
Loans with extension options (3)	—	40,929	—	—	—	40,929
Loans for which we are currently negotiating extensions	12,300	—	—	—	—	12,300

	12,300	40,929	—	—	—	53,229

	$351,836	$764,819	$129,609	$986,943	$4,453	$2,237,660

(1)	Of the loans maturing in 2007, $17.8 million may be extended for six months. Of the loans maturing in 2008, $5.5 million may be extended one year. Of the loans maturing in 2009, $69.6 million may be extended for six months, and $18 million may be extended two years.

(2)	Debt repayments totaling $223.4 million have been made as of December 21, 2007. Of the remaining loans maturing in 2007, $41 million may be extended for one year. Of the loans maturing in 2008, $71 million may be extended six months and $5 million may be extended for one year.

(3)	See discussion below under the caption “Off-Balance Sheet Arrangements.”

(4)	Interest is computed based upon the outstanding balances as of September 30, 2007, and for all future periods until the loans mature even though we may repay these loans before the maturity date. For loans with variable rates, interest was calculated based on the interest rate in effect at September 30, 2007.

(5)	See table that presents total estimated remaining sell-out debt, the ratio of debt to total estimated remaining sell-out, and backlog as of September 30, 2007, in the “Homebuilding Business” discussion above.

(6)	The tax years to which the unrecognized tax benefits relate have not been examined by the tax authorities; therefore, we cannot determine timing of cash outflows related to these unrecognized tax benefits.

(7)	Loans maturing in 2007 include two loans totaling $28 million that are currently in default and are reflected here with the accelerated maturity date of currently due.

(8)	Loans maturing in 2007 include three loans totaling $121.6 million that are currently in default and are reflected here with the accelerated maturity date of currently due.

(9)	These loans are currently in default and are reflected here with the accelerated maturity date of currently due.
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
We have guaranteed payment of one construction loan and four land loans of seven unconsolidated joint ventures. The aggregate fully funded amount of these five loans is $79.3 million. At September 30, 2007, we guaranteed the aggregate outstanding balance of these loans of $53.2 million. Three of the land loans totaling $12.3 million mature in 2007, and the $31.9 million construction loan plus the remaining land loan totaling $9 million mature in 2008. Of the $40.9 million maturing in 2008, $31.9 million may be extended for six months, and the remaining $9 million for one year.
As of September 30, 2007, Tarragon, as guarantor, did not meet the financial covenants under the guarantees of the $9 million loan of Block 103 Development, L.L.C., Block 114 Development, L.L.C., and TDC/Ursa Hoboken Sales Center, L.L.C. We intend to seek waivers of noncompliance or modification of the covenants from the lender.
On September 6, 2007, Tarragon, as guarantor, received notices of default from Provident Bank because Block 106 Development, L.L.C. and Block 144 Development, L.L.C., did not pay August and September 2007 interest on land loans. In September 2007, these loans were restored to good standing when August and September interest was paid. These loans totaling $8.4 million matured in December 2007. We are in discussions with Provident Bank to obtain extensions.
On October 20, 2007, the $3.9 million land loan from Bank of America to 900 Monroe Development L.L.C. matured. We are in discussions to obtain an extension of the maturity date for this obligation.
Tarragon and its partner jointly and severally guarantee repayment of the Regions Bank construction loan made to Orchid Grove, L.L.C., upon maturity whether by acceleration or otherwise. The outstanding balance of this loan was $31.9 million at September 30, 2007. We are currently in discussions with Regions Bank for a waiver or loan modification necessitated by the number of completed units exceeding the number allowed by the loan agreement. The loan is current in payment and has not matured or been accelerated. We believe that, as of September 30, 2007, if there was an occurrence of a triggering event under the guaranty, the collateral should be sufficient to repay the obligation.
There can be no assurance that we will be able to reach agreements with the lenders for waiver of noncompliance or modification of financial covenants or extensions of maturities.
Recently Adopted Accounting Pronouncement
In May 2007, the FASB issued Staff Position FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”), which amends FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48,” together with FSP FIN 48-1 referred as “FIN 48, as amended”). As of January 1, 2007, we adopted the provisions of FIN 48, as amended, which clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48, as amended, prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position an entity takes or expects to take in a tax return. To recognize a tax position, the tax position must be more-likely-than-not sustainable upon examination by the relevant taxing authority, and the relevant measurement of the position must be largest amount of benefit that we would more than 50% likely realize upon settlement. We would recognize the benefit of a position in the interim reporting period during which it meets the threshold, unless we effectively settle it earlier through examination, negotiation, or litigation or the applicable statute of limitations period expires.

As a result of the implementation of FIN 48, we recognized an increase of $57,000 in the liability for unrecognized tax benefits, which was accounted for as a cumulative effect adjustment to accumulated deficit. Prior to the adoption of FIN 48, the balance of unrecognized tax benefits at December 31, 2006, was $1.3 million. The $1.4 million of unrecognized tax benefits at September 30, 2007, if recognized, would impact the effective tax rate.
Interest costs and penalties related to income taxes are classified as interest expense and general and administrative expenses, respectively, in our Consolidated Financial Statements. Upon the adoption of FIN 48, we recorded $467,000 (net of income taxes of $289,000) in interest and $1.9 million in penalties which were accounted for as cumulative effect adjustments to accumulated deficit. At September 30, 2007, the accrual for interest was $1.4 million and the accrual for penalties was $1.9 million.
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
Asset Impairment. SFAS No. 144 requires completed properties held for sale to be measured at the lower of their carrying amount or fair value less costs to sell. If a property’s estimated fair value less costs to sell is less than its carrying value at the time of evaluation, we recognize a loss and write down the property’s carrying value to its estimated fair value less costs to sell. Prior to sale, we would recognize a gain for any subsequent increases in estimated fair value less costs to sell, but not in excess of the cumulative loss previously recognized. Our review of completed properties held for sale generally includes consideration of the current sales velocity of the property and its impact on holding costs and sales incentives, discussions with the project manager, and a review of the surrounding area. In the nine months ended September 30, 2007, we wrote down the carrying value of eight rental properties and one commercial property to their estimated fair value less costs of sale with a charge to earnings of $168 million. We may make adjustments to estimated fair values based on future reviews.
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
We recognized $81.1 and $171.1 million of write-downs on impaired assets in the three and nine months ended September 30, 2007, and $415,000 for the nine months ended September 30, 2006. The write-downs were attributable to six condominium conversion communities, three active mid-rise developments, three active rental repositions and developments, one traditional new development, three parcels of land for sale, and five pipeline projects. Of our homebuilding inventory balance, 49.9% as of September 30, 2007, and 34.2% as of December 31, 2006, represented impaired projects that had been written down to fair value. Cumulative impairment charges through September 30, 2007, represent 28% of the September 30, 2007, total homebuilding inventory balance.
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
Gains on Sale of Real Estate. Gains on sales of real estate are recognized when and to the extent permitted by SFAS 66. Until the requirements of SFAS 66 for full profit recognition have been met, transactions are accounted for using the deposit, installment, cost recovery, or financing method, whichever is appropriate.

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
In November 2006, the FASB ratified EITF Issue No. 06-8, “Applicability of a Buyer’s Continuing Investment Under FASB Statement No. 66 for Sales of Condominiums” (“EITF 06-8”). EITF 06-8 provides guidance in assessing the collectibility of the sales price, which is required to recognize profit under the percentage-of-completion method pursuant to SFAS 66. EITF 06-8 states that an entity should evaluate the adequacy of the buyer’s initial and continuing investment in reaching its conclusion that the sales price is collectible. The continuing investment criterion in paragraph 12 of SFAS 66 would be met by requiring the buyer to either (1) make additional payments during the construction term at least equal to the level annual payments that would be required to fund principal and interest payments on a hypothetical mortgage for the remaining purchase price of the property or (2) increase the initial investment by an equivalent aggregate amount. If the test for initial and continuing investment is not met, the deposit method should be applied and profit recognized only once the aggregate deposit meets the required investment test for the duration of the construction period. EITF 06-8 will be effective for the first annual reporting period beginning after March 15, 2007, and early adoption is permitted. Accounting for sales of condominiums not consistent with EITF 06-8 would require a cumulative effect adjustment to retained earnings in the period of adoption. Although we have not yet assessed the impact on our financial position, results of operations and cash flows, we believe we may be required, in some cases, to collect additional deposits from the buyer in order to recognize revenue under the percentage of completion method. If, in these cases, we were not able to meet the requirements of EITF 06-8, we would be required to delay revenue recognition until the aggregate investment tests described in SFAS 66 and EITF 06-8 have been met.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures to ensure the information required to be disclosed by the Company, including its consolidated entities, in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed in the reports it files or submits under the Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of September 30, 2007. This conclusion was based on a control deficiency in our internal control over financial reporting as of December 31, 2006, that constitutes a material weakness that has not been corrected, as discussed below.
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
These matters raise substantial doubt regarding the Company’s ability to continue as a going concern. For the nine months ended September 30, 2007, we incurred a net loss of ($370.1) million and as of September 30, 2007, had stockholder’s deficit of ($92.5 million). Our ability to continue as a going concern will be dependent upon our ability to complete asset sales, restructure or refinance existing debt, and obtain modifications or waivers of our loan covenants. There can be no assurance of our success in these efforts. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets.

Our substantial indebtedness has adversely affected our financial health.
We have significant indebtedness. As of September 30, 2007, we had $1,483.8 million in consolidated borrowings and had guaranteed debt of our unconsolidated joint ventures totaling $53.2 million. Our substantial indebtedness has important consequences to you. For example this indebtedness:
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
We have not repaid 11 loans that have matured or been accelerated, with aggregate outstanding principal and interest of $246.9 million at September 30, 2007. In addition, unconsolidated joint ventures with debt guaranteed by us have not been repaid on three loans that have matured with aggregate outstanding principal and interest of $12.3 million as of September 30, 2007. Further at September 30, 2007, we are not in compliance with financial covenants contained in certain of our existing debt agreements, including our subordinated note indentures. The aggregate outstanding principal and interest under these debt agreements was $398.7 million on that date. In addition, we are not in compliance with financial covenants contained in two debt agreements of unconsolidated joint ventures guaranteed by us. If we are unable to obtain waivers of noncompliance or negotiate modification of the existing financial covenants, the lenders could give us notices of default and accelerate payment of our outstanding indebtedness. The acceleration of our obligations under these debt agreements would have a material adverse effect on our liquidity and financial position.
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
As a result of the deteriorating market conditions in the homebuilding industry during 2006 and 2007, we have incurred significant impairment charges. During the three and nine months ended September 30, 2007, we recorded impairment charges on homebuilding inventory and rental real estate of $135.7 million and $339.1 million, respectively. Estimates of cash flows from impaired projects may change in the future, resulting in additional impairment charges. Additionally, if conditions in the homebuilding industry worsen or if our strategy related to certain projects changes, we may be required to record additional impairment charges, which may be significant.
If we do not receive cash corresponding to previously recognized revenues, future cash flows from our Homebuilding Business may be lower than expected.
We use the percentage-of-completion method of revenue recognition to report revenue and profit from high- and mid-rise residential projects. Under this method of accounting, we may recognize revenue from sales of homes before those sales have closed. Due to various contingencies, including delayed construction, cost overruns or buyer defaults, it is possible that we may receive less cash than the amount of revenue already recognized or the cash may be received at a later date than we expected. These circumstances could affect our profitability and ability to pay our debts.
In 2007, we have experienced an increase in the default rate for our high- and mid-rise residential projects. Additionally, we have experienced an increase in the number of buyers contesting our right to retain their deposits upon default. Although we do not believe the defenses asserted by these buyers are valid, and intend to vigorously pursue our rights, there can be no assurance that we will prevail in each claim or be entitled to keep the buyers deposit. Also, there can be no assurance that our defaults will not increase in the future. Future defaults may limit our ability to deliver units from backlog and collect contracts receivable upon the completion of high- and mid-rise residential projects.

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
Through September 30, 2007, we had repurchased 2,427,712 shares of our common stock and had 72,288 shares remaining that could be repurchased pursuant to this repurchase program. There were no shares repurchased during the three months ended September 30, 2007. We do not expect to repurchase any additional shares for the foreseeable future.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
GECC loan defaults. In August 2007, we received notices of default and acceleration from General Electric Capital Corporation (“GECC”), our largest creditor, with respect to mortgage loans totaling $587.1 million secured by 31 properties. These default notices resulted from our failure to make debt service payments in August 2007. In September 2007, we entered into cash management agreements with GECC under which GECC will use the proceeds from each property to pay current debt service, fund reserve requirements, and pay approved property operating expenses to the extent sufficient funds are available from those proceeds. In September 2007, we sold one property, and proceeds from the sale were used to repay debt of $23.6 million, bring the other GECC loans current, and establish reserves required by GECC. Also in September 2007, we entered into an agreement with GECC whereby $563.5 million in loans were reinstated. During the fourth quarter of 2007, we sold three properties, and used the proceeds of the sale to repay debt of $75.8 million and establish additional reserves. The purchaser of one of the properties assumed the $36.1 million loan of the related property.
Barclays loan defaults. In August 2007, Tarragon received notices of default from Barclays for failure to make debt service payments in August 2007. As of September 30, 2007, the aggregate amount of outstanding principal and interest under the Barclays notes was $160.6 million. Barclays also demanded immediate payment of $15 million under the related repayment guaranty. In September 2007, Barclays initiated foreclosure proceeding against the properties. Pursuant to a court order in that proceeding, rents of four of the properties in excess of expenses to preserve, maintain, and operate the properties are paid to Barclays monthly. We are in discussions with Barclays to restructure these loans. We have entered into a contract to sell all of the

Barclays’ properties in a transaction in which the buyer would assume $108 million of the Barclays’ debt and payoff the balance.
National City loan defaults. In August 2007, we received notices of default and acceleration from National City for failure to make the debt service payments on the Gables Floresta, Aldridge, and Stonecrest mortgages. In November 2007, National City agreed to forbear from exercising any rights or remedies as a result of the existing default through July 2009. Pursuant to the agreement, we much pay August through October 2007 debt service payments of $1.9 million by January 7, 2008. As of September 30, 2007, the aggregate outstanding balance including interest, of these loans was $98.8 million. As of September 30, 2007, we were not in compliance with a net worth covenant on the Gables Floresta loan. In the forbearance agreement entered into in November 2007, compliance with this covenant was waived through June 30, 2009. As discussed below, we sold the rental property securing this loan in December 2007.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
(a)	Exhibits:
3.1	Articles of Incorporation of Tarragon Realty Investors, Inc. (incorporated by reference to Appendix C to the Proxy Statement/Prospectus filed as part of Registration Statement No. 333-25739 on Form S-4, filed April 24, 1997).

3.2	Certificate of Amendment to the Articles of Incorporation of Tarragon Corporation as filed with and approved by the Secretary of State of Nevada on June 17, 2004 (incorporated by reference to Exhibit 3.10 to Form 8-K filed June 23, 2004).

3.3	Certificate of Designation of Preferences and Relative Participating or Optional or Other Special Rights and Qualification, Limitations or Restrictions thereof of 10% Cumulative Preferred Stock of Tarragon Realty Investors, Inc., as filed with and approved by the Secretary of State of Nevada on May 1, 2000 (incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-31424 on Form S-4, filed March 1, 2000).

3.4	Bylaws of Tarragon Realty Investors, Inc. (incorporated by reference to Appendix D to the Proxy Statement/Prospectus filed as part of Registration Statement No. 333-25739 on Form S-4, filed April 24, 1997).

4.1	Indenture Agreement dated September 16, 2004, between Tarragon Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarterly period ended September 30, 2004).

10.1	Letter Agreement, dated November 7, 2007, an amendment to March 6, 2006 Letter Agreement, between Beachwold Partners, L.P., as Lender and Tarragon Corporation, as Borrower, as modified by a May 18, 2007 Letter Agreement (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended June 30, 2007).

10.2*	Loan Reinstatement, Second Amendment to Loan Agreement and Omnibus Agreement and Reaffirmation of Loan Documents and Guaranties, dated September 12, 2007, between the Company and General Electric Capital Corporation.

31.1*	Rule 13a-14(a) certification by William S. Friedman, chief executive officer.

31.2*	Rule 13a-14(a) certification by Erin D. Pickens, executive vice president and chief financial officer.

32.1*	Section 1350 certifications by William S. Friedman, chief executive officer, and Erin D. Pickens, executive vice president and chief financial officer.

*	Filed herewith

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

EXHIBIT 10.1
Letter Agreement, dated November 7, 2007, an amendment to March 6, 2006 Letter Agreement, between Beachwold Partners, L.P., as Lender and Tarragon Corporation, as Borrower, as modified by a May 18, 2007 Letter Agreement (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended June 30, 2007).

EXHIBIT 10.2*
Loan Reinstatement, Second Amendment to Loan Agreement and Omnibus Agreement and Reaffirmation of Loan Documents and Guaranties, dated September 12, 2007, between the Company and General Electric Capital Corporation.

EXHIBIT 31.1*	Rule 13a-14(a) certification by William S. Friedman, chief executive officer.

EXHIBIT 31.2*	Rule 13a-14(a) certification by Erin D. Pickens, executive vice president and chief financial officer.

EXHIBIT 32.1*	Section 1350 certifications by William S. Friedman, chief executive officer, and Erin D. Pickens, executive vice president and chief financial officer.

*	Filed herewith