Form 10-K
period 2007-12-31
TARRAGON CORP
filed 2008-03-28
CIK 1038217

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended December 31, 2007
Commission File Number 0-22999
Tarragon Corporation
(Exact name of registrant as specified in its charter)

Nevada	94-2432628
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

423 West 55th Street, 12th Floor, New York, NY	10019
(Address of principal executive offices)	(Zip Code)
(212) 949-5000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 par value	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12 (g) of the Act:
10% Cumulative Preferred Stock, $.01 par value
(Title of class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
      Large accelerated filer ☐           Accelerated filer ☑                    Non-accelerated filer ☐                     Smaller reporting company ☐
                                    (Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
     The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the price of the last trade as reported by the National Association of Securities Dealers Automated Quotation System as of June 30, 2007 (the last business day of registrant’s most recently completed second fiscal quarter) was an aggregate value of $129,963,891 based upon a total of 15,362,162 shares held as of June 30, 2007, by persons believed to be non-affiliates of the Registrant.  The basis of this calculation does not constitute a determination by the Registrant that any persons or entities are affiliates of the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended.
     As of March 26, 2008, there were 28,990,293 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III — Proxy statement for the fiscal year ended December 31, 2007

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
The risks, uncertainties, and assumptions that are involved in our forward-looking statements include:
•	our ability to continue as a going concern and raise additional funds to implement our business plan;

•	our ability to complete our planned sales of properties to generate cash proceeds and reduce debt;

•	our ability to generate sufficient cash flow to meet our debt service and other obligations;

•	our ability to continue to satisfy the listing requirements of The Nasdaq Global Select Market;

•	our substantial indebtedness and high leverage ratio, which have adversely affected our financial health and our ability to fulfill our debt service obligations or otherwise comply with the financial and other covenants in the related debt instruments;

•	our ability to meet covenants, or remedy, modify, or obtain waivers of existing and future noncompliance, under our existing credit facilities and other agreements evidencing our outstanding indebtedness;

•	the extent of adverse effects of fluctuations in real estate values on the book value of our real estate assets;

•	continued deterioration in the homebuilding industry causing increases in competition for, and decrease in demand by, homebuyers;

•	the pricing and availability of construction and mortgage financing;

•	construction delays or cost overruns, either of which may increase project development costs;

•	our ability to obtain zoning, occupancy, and other required governmental permits and authorizations;

•	opposition from local community or political groups with respect to development or construction at a particular site;

•	the adoption, on the national, state, or local level, of more restrictive laws and governmental regulations, including more restrictive zoning, land use, or environmental regulations and increased real estate taxes; and

•	general industry, economic, and market conditions particularly with regard to new home construction, apartment property occupancy, rental growth rates, prevailing rental rates, and competition in the markets where our development properties and rental properties are concentrated.
These factors are representative of the risks, uncertainties, and assumptions that could cause actual outcomes and results to differ materially from what is expressed or forecast in our forward-looking statements. In addition, these statements could be affected by local, national, and world economic conditions and political events, including global economic slowdowns and fluctuations in interest and currency exchange rates. For additional information regarding factors that may affect our actual financial condition and results of operations, see the information in ITEM 1A. “RISK FACTORS.”

PART I
ITEM 1. BUSINESS
We are a real estate developer, owner, and manager with over 30 years of experience in the real estate industry. During 2007, we delivered 2,343 homes with an average price of $210,000 per home. At December 31, 2007, we had:
•	16 residential for-sale communities with 1,432 homes or home sites in inventory or under development in five states;

•	a backlog of signed contracts for 201 homes valued at more than $70 million;

•	eight rental communities with 1,969 units under development; and

•	13 communities with 2,398 units in our development pipeline.
Also at December 31, 2007, we owned and operated over 9,000 apartments in 12 states, including more than 8,400 in our rental communities and over 900 in our condominium conversion communities. In addition, we provided property management services to 2,798 apartments in three states.
Throughout 2007, market conditions in the homebuilding industry continued to deteriorate. This market deterioration was driven primarily by a decline in consumer confidence and increased volatility in the mortgage market and resulted in a decline in home prices and sales volume, increases in cancellations, increased use of sales discounts, higher brokerage fees and other sales incentives, and increased interest and other carrying costs. The decline in home prices and increase in discounts and incentives decreased our cash flows as closings required additional cash to satisfy lender release prices. We also incurred additional lease-up and interest costs associated with apartment properties that we had targeted for conversion into condominiums and subsequently decided to operate as rental properties. Current market conditions remain difficult, and these conditions may continue to adversely impact our operations.
The sudden and rapid deterioration in the real estate credit markets in the summer of 2007 prevented us from completing financing transactions that had been under negotiation, materially affecting our liquidity, including our ability to repay existing indebtedness as it became due and meet other current obligations, and our ability to comply with financial covenants contained in our existing debt agreements. See NOTE 5. “NOTES PAYABLE” in the accompanying Notes to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for additional information regarding debt defaults, reinstatements, and maturities and failure to meet certain financial covenants. In response to these events, we began a program to sell non-core assets, including all of the multi-family properties that had been targeted for condominium conversion. Nine of these properties were sold between September 2007 and January 2008, and two more properties are currently under contract of sale. In general, these newer, high quality assets were in different stages of lease-up or renovation in connection with being repositioned as rental properties. Moreover, most of these properties had been financed with significant amounts of short-term, floating rate debt. Accordingly, the sale of these assets improved our liquidity by reducing negative cash flow, reducing debt, and generating sales proceeds. In addition, in an effort to reduce overhead, we implemented a workforce reduction in August 2007. However, due to severance costs, the workforce reduction had very little impact on expenses for 2007.

Our plan to improve our liquidity contemplates additional property sales and, more importantly, continued reduction in our condominium inventory. In addition, we continue to negotiate extensions of maturing debt obligations. Some of our efforts to reduce costs were offset by fees totaling $4.6 million through December 31, 2007, paid to financial advisors and other consultants we engaged in the third quarter of 2007 to assist with the evaluation of strategic and financial alternatives.
During 2007, we recorded impairment charges of $368.8 million, $101.3 million of which was recorded in cost of sales, $223.8 million of which was recorded in impairment charges, and $43.7 million of which was reported in discontinued operations in the Consolidated Statements of Operations. We also recorded an impairment charge of approximately $6 million during 2007 to write down our investment in an unconsolidated joint venture. In addition, we wrote off $7.8 million in pursuit costs (contract deposits) in 2007 which were included in general and administrative expenses – corporate in the Consolidated Statement of Operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Overview” for additional information regarding impairment charges.
Our consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2007, we had $1,111.6 million in consolidated debt, and had guaranteed additional debt of our unconsolidated joint ventures totaling $31.6 million. For the year ended December 31, 2007, we incurred a net loss of ($388.4 million). As of December 31, 2007, we had stockholders’ deficit of ($112.8 million), which was a significant decrease compared to stockholders’ equity of $279.5 million as of December 31, 2006. These factors raise substantial doubt about our ability to continue as a going concern; however, management believes that our current initiatives will continue to generate sufficient liquidity to adequately fund operations and enable us to continue as a going concern. Nonetheless, there can be no assurance that we will be able to successfully implement our plan on favorable terms, or at all. The success of this plan will depend on our ability to complete our planned sales of properties, to modify or obtain waivers of financial covenants in our debt agreements, to extend or refinance our maturing debt obligations and to continue to sell completed homes in our inventory. If we are unable to generate sufficient liquidity to fund our operations or are unable to modify or obtain waivers of financial covenants and extend or refinance our maturing debt, it may be necessary for us to undertake other actions as may be appropriate at such time. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets.
Corporate History
We were incorporated in Nevada in 1997. We are the successor by merger to Vinland Property Trust, a public real estate investment trust formed in 1973, and National Income Realty Trust, a public real estate investment trust that began operations in 1978. In 1995, we began to develop new rental apartment communities in Texas and later in Florida, Georgia, Tennessee, South Carolina, Alabama, and Connecticut. In 1998, we began our first conversion of an apartment property to condominiums and, two years later, acquired the land for our first high-rise residential condominium development in Fort Lauderdale, Florida. From 2001 through 2006, we devoted significant capital and efforts to expanding our development activities, especially in Florida and the northeast. In 2007, we reduced both our investment portfolio of rental real estate and our active development projects and development pipeline through asset sales in response to market conditions and in connection with our efforts to improve liquidity and reduce debt.
Business Operations
We operate two distinct divisions, a real estate development division (the “Development Division”) and an investment division (the “Investment Division”). Our Development Division focuses on developing, renovating, building and marketing homes in high-density, urban locations and in master-planned communities. Our Investment Division owns and operates a portfolio of stabilized rental apartment communities located in

Alabama, Connecticut, Florida, New Jersey, Texas, Rhode Island, Tennessee, Maryland, Oklahoma, Michigan, and Georgia.
Each of our divisions is an operating segment. Financial information about these two segments can be found in NOTE 10. “SEGMENT REPORTING” in the Notes to Consolidated Financial Statements.
Development Division
Our Development Division concentrates on the following distinct property types.
Development of Low- and Mid-Rise Rental Apartment Communities. We build luxury and affordable rental properties to sell on completion and lease-up. These developments are sometimes part of larger development projects and, in the case of affordable or subsidized projects, our ability and willingness to undertake them may be instrumental in obtaining approval for related market-rate, for sale developments.
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
Townhomes, Traditional New Developments and Low-Rise Condominiums. Projects in this category target several highly defined market segments, including first-time, move-up, retirement, empty-nester and affluent second-home buyers. Active adult communities featuring spacious homes with distinctive designs that are located in affluent, suburban communities attract adults seeking a carefree housing choice near where they presently live. These developments also produce positive local tax revenues and are often welcomed by municipalities that otherwise oppose high-density residential developments.
Conversion of Existing Rental Apartment Communities to Condominiums. In the past, we have acquired rental apartment communities in order to sell the individual apartments as condominiums. Where appropriate, we renovate the homes and add amenities to make them more attractive to homebuyers. Prices of homes in condominium conversion projects in Florida, Texas and South Carolina may range from $70,000 to $540,000, depending largely on size, location and view. A majority of these homes are targeted at first-time homebuyers and priced considerably below nearby townhomes and single-family residences under construction. As of December 31, 2007, we had 694 units in this property type and have no current plans to acquire additional properties for immediate conversion.
In February 2007, our developments at 1100 Adams, a mid-rise development, and 1118 Adams, a rental development, in Hoboken, New Jersey, received a Best American Building Award from the National Association of Homebuilders as the best smart growth development of 2006.
Strategy
Recent Developments. The marked slowdown in sales, the decline in home prices in the markets where we operate together with the increasingly more restricted credit market and the financial constraints affecting us have led us to deemphasize for sale housing in our future project planning in favor of rental housing, hospitality developments and mixed-use projects. These factors have also led us to seek financially strong partners to join in future developments. As a result, we expect the level of home sales to continue to decline and the volume of sales of rental properties we have developed to increase. This change may make our earnings and revenue even more volatile. In view of market conditions, we anticipate that, over the next several years, new developments undertaken by the Development Division will be primarily traditional, rental apartment properties with a greater emphasis on suburban garden apartment developments than in the recent past. We believe this approach will enable us to maintain a sufficient development infrastructure to undertake additional developments as appropriate opportunities arise.
In an effort to address existing covenant violations under $125 million of subordinated unsecured notes, or the subordinated notes, in March 2008, we entered into an agreement with William S. Friedman, chairman of the board and chief executive officer, and Robert P. Rothenberg, president and chief operating officer, and the note holders pursuant to which the aggregate of $36 million in notes payable to Mr. Friedman and Mr. Rothenberg, or the affiliate notes, is subordinated to the subordinated notes. In exchange for this subordination, the subordinated note holders have agreed to (1) waive our compliance with the financial covenants applicable to the subordinated notes through September 2009 and (2) grant a 270-day option (or the option) to Mr. Friedman and Mr. Rothenberg to purchase the subordinated notes from the note holders at a discount.
With the approval of the non-management members of our board, in consideration for entering into the subordination agreement and option and agreeing to assign the option to us, we issued to Mr. Friedman and Mr. Rothenberg five-year warrants to purchase 3.5 million shares of our common stock at an exercise price of $2.35, which was the closing price of our common stock on The NASDAQ Global Select Market on the date of issuance. In addition, we entered into amendments to the affiliate notes and related documents which (1) increased the annual rate of interest paid on the affiliate notes to 12.5%, (2) extended the term of the affiliate notes to the later of March 2013 and the second anniversary of the repayment in full of the subordinated unsecured notes and (3) requires mandatory prepayments, after repayment in full of the subordinated unsecured notes, out of excess cash receipts. Payments of cash interest on the affiliate notes may not exceed 5% for as long as the affiliate notes remain subject to the subordination agreement, although interest on the affiliate notes is payable in kind at any time.

Focus on High-density, Urban Markets. We believe our previous focus on development of urban and high-density housing designed for non-traditional households will present us with fewer opportunities for a number of reasons, including:
•	scarcity of urban land for development in established communities and increased restrictions and controls on growth in many areas is channeling a larger share of new construction into areas where high- density housing predominates;

•	cost increases affecting concrete, high-rise and mid-rise construction more than stick built garden apartments;

•	greater difficulty financing higher cost developments; and

•	the continuing decline in prices and demand for luxury condominiums.
We believe we have several competitive advantages in the urban markets in which we operate. Urban development requires close cooperation with municipalities and community groups throughout the often complex approval process. Our senior management is familiar with the greater complexity of doing business in these markets and is personally involved in these large urban developments from the outset, which we believe increases our effectiveness in dealing with sellers and governmental decision makers. Our development activities grew out of the experience of our executives in commercial and residential development, real estate finance and property management. The expertise and industry contacts developed through these activities is particularly relevant to the development of high-density, urban residential communities, which often require a complex blend of design, construction, financial, political and marketing skills. Moreover, the direct involvement of our senior executives permits us to act promptly, which we believe is often a factor in closing a purchase. Our experienced planners and architects and our ability to fund the extensive environmental, traffic, fiscal impact and other studies required are important advantages in obtaining opportunities for urban development.
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
Our land purchase agreements are typically subject to a number of conditions, including our ability to obtain necessary governmental approvals. If all governmental approvals are not obtained prior to a pre-determined contractual deadline, we may extend the deadline or cancel the contract, upon which our initial deposit will be returned to us. In addition, we retain the right to cancel any of our agreements and forfeit our deposit. In such instances, we generally are not able to recover any pre-development costs.
For high- and mid-rise buildings, we generally retain a contractor during the early stages of design to assist in value engineering and estimation of construction costs alongside our own construction personnel. We generally retain bonded general contractors under fixed-price contracts and assign full-time, on-site project supervisors to monitor construction progress and quality.
Target Marketing and Sale Strategy. Our urban projects are usually targeted at highly defined market segments, such as first-time, move-up, retirement, empty-nester, and affluent second-home buyers. We expect that future urban projects will continue to be targeted toward specific markets in keeping with the more varied lifestyles often associated with the urban areas in which our development activities are concentrated.
We use a variety of techniques to sell our homes. We employ marketing professionals who supervise and coordinate the design and development of multimedia marketing plans for each of our communities. We typically attract a significant number of our homebuyers through the use of property-specific web sites that offer detailed information about our communities.
We typically begin sales after we begin but before completion of construction. Home purchase contracts require a deposit of 3% to 20% of the purchase price. After the expiration of any statutory rescission period, the deposit becomes non-refundable. However, purchasers generally have no obligation beyond the deposit in the event of a default in their obligation to purchase the home. In July 2007, we began experiencing increased buyer defaults at One Hudson Park, located in Edgewater, New Jersey, where buyers were required to make deposits of up to 10% of the purchase price. The increase in defaults was the result of recent changes in the credit markets that have made it more difficult for buyers to obtain suitable financing.
Financing. We finance our development activities through acquisition, development or construction loans and corporate borrowings, with the required equity investment coming principally from internally generated funds. We are usually required to guarantee payment on these loans. Mortgage financing proceeds and proceeds from the sale of properties generated by our rental real estate portfolio have historically also been significant sources of funding for our development activities.
Joint Ventures. We often undertake development projects in partnership with third parties when our partner has either site control or a particular expertise in the proposed project, or both. In addition, we anticipate expanding our use of operating and financial joint ventures with third parties with access to capital to facilitate obtaining construction financing and to fund a portion of the required equity of our future development projects. We believe this approach will enable us to maintain a sufficient development infrastructure to undertake additional developments should appropriate opportunities arise.
Our partners in our development projects in Hoboken, New Jersey, were selected because of their local market expertise and control of a number of attractive sites in a market with significant barriers to entry and limited sites available for development. We and our partners have completed three mid-rise condominium developments with 353 units and two rental apartment communities with 90 affordable units and 217 market rate units (this 217 unit property was sold in February 2008) and presently have two additional rental apartment communities, one with 217 units and one with 113 units, under development in Hoboken.
Management of the Development Division
The Development Division is currently managed by Mr. Friedman, Mr. Rothenberg, and William J. Rosato, president of Tarragon Development Corporation, a wholly-owned subsidiary of Tarragon. These three executives collectively have over 75 years of experience in the residential development business. The Development Division has a team of developers, engineers and architects, project managers, attorneys and marketing professionals.
Investment Division
Property Management. We manage our apartment communities with a focus on adding value. We have implemented programs to optimize revenue generated by the properties under our management, including daily value pricing and lease inventory management, as well as programs to enhance ancillary income from cable television, telephone and high-speed internet services, laundry facilities, and vending machines. We assign a high priority to the development and maintenance of our budget and cost-control systems and procedures and have an integrated accounting, financial and operational management information system, connecting our regional offices and management sites with our corporate headquarters. We also provide property management services to our Development Division’s rental properties that are under conversion to condominiums or under construction and in the initial lease-up stage.
Strategic Joint Venture. We are seeking a strong financial and business partner with whom we can form a residential property joint venture capable of expanding our residential property management platform and committed to financing acquisitions of both value-added and investment quality residential properties. We believe this strategy will leverage the strengths of our property management platform and allow us to expand its operations and achieve economies of scale. Through this joint venture, we expect to capitalize on our experience in supervising apartment renovations and repositioning through selective and opportunistic acquisitions of older or underperforming apartment properties in markets where we presently operate. Our acquisitions of properties have historically been, and are expected to continue to be, financed with mortgage financing.
Opportunistic Acquisitions. We intend to seek opportunities to acquire unsold condominium and/or apartment communities in bulk to operate as rentals or to hold pending recovery of the condominium sales market. These acquisitions may be effectuated through the purchase, at a discount, of mortgages in default or through purchase from lenders or others willing to sell at substantial discounts to recent values. We expect transactions in this area to be conducted in joint ventures with partners who have greater access to capital.
Sales of Apartment Communities and Commercial Properties. In 2005, we divested many of our non-core commercial properties and apartment communities to generate capital to employ in expanding the Development Division, to reduce debt, to repurchase stock and to take advantage of favorable prices for rental real estate properties. In 2007, we sold 16 apartment communities and commercial properties in connection with our efforts to improve liquidity and reduce debt. Please see the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Results of Operations” for information about sales of properties during the past three years.
Funds generated by the operation, sale, and refinancing of our rental real estate portfolio have primarily been used to finance the expansion of our development operations and, in 2007, to repay debt and other obligations. To a lesser extent, such funds have been used to enhance the value of our investment portfolio through consistent capital improvements.
Complementary Financial Services. In 2005, we formed a joint venture, Choice Home Financing, LLC, with Wells Fargo Ventures, LLC to conduct a residential mortgage lending business. Our residential mortgage lending services are marketed to our home buyers, as well as unrelated borrowers. The mortgage lending services are intended to attract quality tenants by offering them competitive pricing. Revenues from these activities consist of sales of mortgage loans and origination and premium fee income. The sale of the mortgage loans is non-recourse.

Management of the Investment Division
Mr. Rothenberg and Eileen Swenson, president of Tarragon Management, Inc. (“TMI”), a wholly-owned subsidiary of Tarragon, share management of the Investment Division. Ms. Swenson, a certified property manager, has been in the northeast multi-family property management industry for over 25 years. Functional management, including property management, training and marketing, and environmental compliance, reports to her. In addition, we use independent management firms to manage our rental apartment properties located in Texas and Oklahoma and our commercial properties.
Competition
The real estate development industry is highly competitive. We compete against numerous public and private homebuilders, developers and others where our communities are located. Therefore, we may be competing for investment opportunities, financing, available land, and potential buyers with entities that may possess greater financial, marketing, or other resources.
The real estate investment industry is highly fragmented among individuals, partnerships and public and private entities. No single company or person dominates the market for investment opportunities. Although we may compete against large sophisticated owners and operators for opportunities and prospective residents, owners and operators of any size can provide effective competition for potential tenants. We compete for tenants in our markets primarily on the basis of property location, amenities offered, rent charged, services provided and the design and condition of improvements. Other forms of multifamily residential communities, and “for sale” housing, also provide housing alternatives to potential residents of our apartment communities.
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
The particular environmental laws that apply to a specific development site vary according to the site’s location, its environmental condition and the present and former uses of the site, as well as adjoining properties. Environmental laws and conditions may result in delays, may cause us to incur substantial compliance and other costs and can prohibit or severely restrict development activity in environmentally sensitive regions or areas, which could negatively affect our results of operations.
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

In April 2003, in connection with renovations at Pine Crest Village at Victoria Park, our contractor disturbed asbestos-containing materials. These actions were subsequently investigated by the Environmental Protection Agency and the United States Attorney for the Southern District of Florida for possible violations of federal criminal laws. On April 25, 2006, the United States Attorney filed a criminal information charging TMI with one felony count for failure to comply with Clean Air Act Work Practice Standards for Asbestos in the United States District Court for the Southern District of Florida. Pursuant to an agreement with the United States Attorney, TMI entered a plea of guilty to such charge on June 19, 2006 and agreed to pay fines and community service payments totaling $1 million for the offense. TMI also agreed to institute an environmental compliance program and was placed on five years probation with the right to seek an early termination after three years of documented compliance with the program. The United States Attorney filed separate but identical charges against the contractor, and one current and one former employee of Tarragon with oversight responsibility for the Pine Crest condominium conversion, each of whom also subsequently entered a plea of guilty to the charges against them.
TMI has established a comprehensive environmental compliance program, under the supervision of the court and the EPA, which is and will continue to be applicable to all properties under its management.
In recent years, there has been a widely-publicized proliferation of mold-related claims by tenants, employees, and other building occupants against the owners of those buildings. When we identify any measurable presence of mold, whether or not a claim is made, we undertake remediation we believe to be appropriate for the circumstances encountered. There is little in the way of government standards, insurance industry specifications, or otherwise generally accepted guidelines dealing with mold propagation. Although considerable research into mold toxicity and exposure levels is underway, there are currently no definitive standards available to property owners and managers against which to evaluate risk and design remediation practices.
Policy With Respect to Certain Activities
We may offer debt or shares of our common or preferred stock to the public to raise capital for general corporate purposes, including, without limitation, repayment of debt or acquisition of additional properties or lines of service business, or in private transactions in exchange for property or investment businesses. We issued subordinated unsecured notes of $65 million in 2005 and $60 million in 2006. See NOTE 5. “NOTES PAYABLE” in the Notes to Consolidated Financial Statements for more information regarding the subordinated unsecured notes.
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
We have in the past, and may in the future, repurchase or otherwise acquire our own common stock on the open market or through private transactions. See ITEM 5. “MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES” and NOTE 7. “COMMON STOCK REPURCHASE PROGRAM” in the Notes to Consolidated Financial Statements for a discussion of our share repurchase program.
We do not presently intend to make investments other than as described above, although we may do so in the future. Our investment policies may be reviewed and modified from time to time by our officers and directors without the vote of stockholders. There are no limitations on the amounts we may invest in any single property or development, or on the amounts we can borrow for such purposes.
Employees
As of December 31, 2007, we employed 511 people of whom 499 were full-time employees and 12 were part-time employees. This includes 299 site-level property employees and 212 corporate staff. All of our site-level property employees and approximately 60% of our corporate staff are devoted to the Investment Division. Our Development Division employs 84 people. We do not have any union employees. We believe we have a good relationship with our employees.
Other Information
Our common stock is currently traded on The Nasdaq Global Select Market under the symbol “TARR.” Our principal executive offices are located at 423 West 55th Street, 12th Floor, New York, New York 10019, and our telephone number is 212-949-5000.
We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other information with the SEC. In addition, our directors, executive officers and certain stockholders file reports with the SEC pursuant to Section 16 of the Securities Exchange Act of 1934. Information regarding these filings are made available, free of charge, on our website at http://www.tarragoncorp.com. These SEC filings are also available to the public over the Internet at the SEC’s web site at http://www.sec.gov.
You may also read and copy any document we file at the SEC’s public reference room at 100 F. Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the SEC’s public reference room in Washington, D.C. by calling the SEC at 1-800-SEC-0330. In addition, we have posted the charters for our Audit Committee, Executive Compensation Committee, Corporate Governance and Nominating Committee, as well as our Code of Business Conduct and Ethics on our website under the heading “Governance Documents” under “Investor Relations.” These charters and the code are not incorporated by reference in this report. We will also provide a copy of these documents free of charge to stockholders upon written request to our secretary at 3100 Monticello Avenue, Suite 200, Dallas, Texas 75205. We issue annual reports containing audited financial statements to our common stockholders.
ITEM 1A. RISK FACTORS
The following risks could have a material adverse affect on our business, financial condition, results of operations, cash flows, strategies and prospects.
Risks Related to Our Financial Condition
Our consolidated financial statements are presented on a going concern basis. Our current financial condition raises substantial doubt regarding our ability to continue as a going concern.
Our consolidated financial statements are presented in this report on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. In 2007, we experienced a liquidity crisis caused by the sudden and rapid deterioration of the real estate credit markets and the significant deterioration of the homebuilding industry in the markets in which we operate, which impacted our ability to repay existing indebtedness as it became due and to meet other current obligations. We have a significant amount of debt maturing over the next 12 months. We are not currently in compliance with financial and other covenants contained in certain of our existing debt agreements, and we may not be able to maintain our compliance with other covenants in the future. Our inability to restructure, refinance or extend our maturing debt, comply with our loan covenants, or obtain waivers of non-compliance could give lenders the right to declare a default and accelerate the payment of the outstanding indebtedness. We may not be able to repay those amounts without selling additional assets, which we might have to do at prices below the fair values and the carrying values of those assets.
These matters raise substantial doubt regarding our ability to continue as a going concern. For the year ended December 31, 2007, we incurred a net loss of ($388.4 million). As of December 31, 2007, we had stockholder’s deficit of ($112.8 million). Our ability to continue as a going concern will be dependent upon our ability to complete asset sales, restructure or refinance existing debt, obtain modifications or waivers of our loan covenants, and continue to sell completed homes in inventory. There can be no assurance of our success in these efforts. The consolidated financial statements included elsewhere in this Form 10-K do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets.
We have a significant amount of debt maturing in the near term and are currently not in compliance with covenants in certain of our loan agreements.
We have loans with an aggregate December 31, 2007 balance of $213.5 million that are maturing during 2008. The deterioration in the real estate credit markets during 2007 and our recent liquidity challenges that resulted in defaults on most of our existing indebtedness may negatively impact our ability to refinance this indebtedness as it matures. Our ability to repay this debt as it matures or obtain loan extensions or refinancing will depend on our future performance and successful execution of our business strategy. If we are unable to repay this debt as it matures, or obtain loan extensions or refinancings, we may lose our investment in the properties secured by the related debt.
Further, at December 31, 2007, we were not in compliance with financial covenants contained in debt agreements with an aggregate principal balance of $9 million for which we have not obtained waivers of noncompliance from our lenders. If we are unable to obtain modifications of these covenants or waivers of noncompliance, these lenders could give us notices of default and accelerate payment of this outstanding indebtedness. We may not be able to repay these amounts without selling additional assets, which we might have to do at prices below the fair value or carrying value of those assets.
We have had to take significant impairment charges against certain of our real estate assets, and a continuing decline in the homebuilding industry or other changed circumstances could result in additional write-downs.
As a result of deteriorating market conditions in the homebuilding industry during 2006 and 2007, we have adjusted our strategy with respect to many of the apartment communities we had acquired or targeted for conversion to condominiums, necessitating significant write downs of the carrying values of those and other assets. For the year ended December 31, 2007, we recorded impairment charges on real estate inventory and rental real estate of $368.8 million. If conditions in the homebuilding industry worsen, or our strategy or estimates of cash flows related to certain projects change, some of our assets may be subject to further write-downs in the future, further decreasing the value of the assets reflected on our consolidated balance sheets and increasing stockholders’ deficit.
Our ability to grow our businesses depends on our ability to access capital on favorable terms.
We have historically relied on project financing to fund growth opportunities in our Development Division, and non-recourse mortgage financing for our Investment Division. The sudden and rapid deterioration of the real estate credit markets in 2007 prevented us from completing almost $50 million in financing transactions that had been under negotiation at that time. Under current market conditions, we cannot predict whether additional sources of financing will be available on terms acceptable to us in the future or the cost of this financing. Our access to debt or equity financing depends on lenders’ willingness to lend, conditions in the capital markets, restrictions and covenants contained in our existing debt arrangements and our own financial condition, and we may not be able to secure additional sources of financing on commercially reasonable terms, if at all. A failure to obtain needed additional financing may require us to limit our development activities, abandon projects in the pipeline, or dispose of properties.
Our substantial indebtedness limits our flexibility in adverse market conditions.
As of December 31, 2007, we had $1,111.6 million in consolidated borrowings and additional guaranteed debt of our unconsolidated joint ventures totaling $31.6 million. As a result of this substantial indebtedness:
•	we must dedicate a substantial portion of our cash flow from operations to interest and principal payments on our indebtedness, thereby reducing available cash flow to fund working capital, capital expenditures, acquisitions of property and other general corporate purposes;

•	our flexibility in planning for and reacting to changes in our business and the industry in which we operate is limited;

•	we are more vulnerable to adverse economic, industry and competitive conditions;

•	we are at a competitive disadvantage compared to our competitors that have less debt; and

•	we are limited in our ability to borrow additional funds.
Risks Related to Market Conditions and Our Development Business
We may experience a continuing decline in demand for new homes in the markets in which we operate.
The homebuilding industry is in the midst of a significant downturn. In 2007, we experienced a decline in demand for our condominium homes in most of our markets, and particularly in Florida. As a result, we had to decrease prices, and increase the use of sales discounts and other incentives, resulting in significant reductions in cash flows and our profit margins. A further decline in the demand for our condominium homes, or an increase in the inventory of new homes and alternatives to new homes, in the markets in which we operate could adversely affect our sales volume and pricing even further. We believe that housing market conditions will continue to be challenging and may deteriorate further. We cannot predict the duration or ultimate severity of these challenging conditions.
Our customers may not be able to obtain suitable mortgage financing.
Sales of our condominium homes are directly impacted by the inability of our potential buyers to obtain mortgage financing for their purchase. During 2007, the mortgage lending industry experienced significant instability. The uncertainties created by events in the sub-prime mortgage market and their impact on the overall real estate credit markets have adversely affected the ability of our buyers to obtain affordable home mortgages. Also, because many potential buyers must first sell their existing homes in order to purchase a condominium from us, the lack of availability of suitable financing for their purchasers also impacts our sales. As a result of increased default rates, particularly in the sub-prime mortgage market, many lenders are no longer offering certain types of residential mortgages loans, or have significantly tightened their loan qualifications for mortgage loans. The lack of availability of these loan products, together with the imposition of more stringent underwriting standards and increased cost of financing have reduced the pool of qualified home buyers and made purchases more difficult for first time and second home homebuyers. These reductions in demand have adversely affected our sales volume and revenues in 2007. Continued unavailability of affordable mortgage financing could further reduce demand for our condominium homes. If the buyers in our backlog of units to be delivered cannot obtain suitable financing in order to purchase our condominiums, it could cause them to cancel the contracts they have signed, or default under these contracts, further reducing our sales and profitability.
Future cash flows from our development projects may be lower than expected.
We use the percentage-of-completion method of revenue recognition to report revenue and profit from high- and mid-rise residential projects. Under this method of accounting, we may recognize revenue from sales of homes before those sales have closed. Due to various contingencies, including delayed construction, cost overruns or buyer defaults, we may receive less cash than the amount of revenue already recognized or the cash may be received at a later date than we expected. These circumstances could affect our profitability and ability to pay our debts. In addition, our revenue may fluctuate significantly as a result of the timing of the completion of development projects and closings of sales, seasonality of housing demand, the timing and seasonality of construction activity, the condition of the real estate market and the economy in general, material and labor costs and the availability and cost of mortgage financing.
We may continue to experience high buyer default rates.
Our backlog reflects the number and value of condominiums for which we have entered into sales contracts with home buyers, but have not yet delivered the condominium. In each case, we have received a deposit from the buyer, and generally have the right to retain the deposit if the buyer does not complete their purchase. In 2007, we experienced an increase in purchaser defaults in our new development projects. We also experienced an increase in the number of buyers contesting our right to retain their deposits upon default. Although we do not believe the defenses asserted by these buyers are valid, and intend to vigorously pursue our rights, there can be no assurance that we will prevail in each claim or be entitled to keep the buyers deposit. Also, there can be no assurance that our rate of defaults will not increase in the future if the current industry downturn continues, or if mortgage financing becomes less available. Future defaults may limit our ability to deliver units from backlog and collect contracts receivable upon the completion of high- and mid-rise residential projects.
Our future operations may be adversely affected by high inflation.
In a period of high inflation, increasing costs of land, materials and labor require us to attempt to increase our sale prices in order to maintain satisfactory margins. However, an excess of supply over demand for new homes, such as the one that we are currently experiencing, requires that we reduce prices, rather than increase them. If the current challenging and highly competitive conditions in the homebuilding market persist, we may be required to further decrease prices in an attempt to stimulate sales volume. Under these circumstances, the effect of cost increases is to reduce the margins on the homes we sell, and sustained increases in those costs could have a material adverse effect on our business.
We may not be able to complete planned development projects or those projects may not be profitable.
As a result of changing conditions in our target markets due to competitive, economic, demographic and other factors, we were unable to achieve desired sales levels at our development projects in 2007, and experienced lower than expected returns from these projects. Because of the long-term nature of most development projects, it can be difficult for us to adjust our business strategies quickly to compensate for changes in market conditions. This long lead-time may also result in delayed revenue recognition and difficulty in predicting whether there will be sufficient demand for our homes. Other factors that may affect our ability to complete planned projects or the profitability of those projects include the availability and cost of project financing, shortages of lumber or other construction materials, shortages of labor, labor disputes, unforeseen environmental or engineering problems, work stoppages or natural disasters, all of which could delay construction and result in substantial cost overruns. Sustained increases in construction costs may, over time, further erode our margins and make development projects in our pipeline economically unfeasible.
We may have to hold our condominium conversion inventory longer than we anticipated.
In 2005 and 2006, we acquired many newer, high quality apartment communities for conversion to condominiums at premium prices. In addition, we targeted a number of properties from our Investment Division portfolio for conversion to condominiums. We generally financed these purchases and conversions with short-term floating rate debt. As demand for condominium homes declined, we were forced to reduce prices and increase sales discounts and other incentives, decreasing our cash flows and requiring additional cash from us to satisfy lender release prices. We repositioned some of these assets as rental properties, incurring additional lease-up and interest costs. Nine of these properties were sold between September 2007 and January 2008, improving our liquidity by reducing negative cash flow, and additional sales are contemplated. However, we may be left with unsold units in “fractured condominiums” that we cannot sell, which may result in additional losses due to write downs in inventory, additional costs associated with carrying inventory, such as insurance and interest expense, costs and inefficiencies associated with conversion of unsold inventory into rental units or sales of units for a significantly lower price than projected. In addition, we may not be able to generate sufficient rental revenue from these assets to cover these carrying costs.
Our development business is subject to warranty and liability claims in the ordinary course of business that can be significant.
As a developer of condominium homes, we are subject to warranty and construction defect claims arising in the ordinary course of business. We record warranty reserves for the homes we sell based upon historical experience, taking into consideration the types and locations of our projects. Although we believe these reserves are adequate, there can be no assurance that our liabilities to condominium purchasers for warranty claims and latent defects will not exceed our estimates and available insurance.
Risks Related to our Businesses Generally
Increases in interest rates could materially increase our interest expense or could reduce our revenues.
As of December 31, 2007, we had approximately $546.5 million of consolidated variable rate debt. On that date, our unconsolidated partnerships and joint ventures had an additional $116.3 million of variable rate debt. We may incur additional variable rate indebtedness in the future. Accordingly, increases in interest rates could materially increase our interest expense.
Further, most purchasers of our condominium homes obtain mortgage loans to finance their purchases. In general, housing demand is adversely affected by increases in interest rates, housing costs and unemployment and by decreases in the availability of mortgage financing. This general tendency is intensified by the fact that prospective buyers of our homes may need to sell a home prior to purchasing, and buyers for those homes also require mortgage financing. In addition, there have been discussions of possible changes in the federal income tax laws that would remove or limit the deduction for home mortgage interest. An increase in effective mortgage interest rates, or an adverse change in tax laws, would negatively impact the ability or willingness of prospective buyers to finance home purchases, further reducing demand for our homes.
The regional concentration of our assets may increase the effects of adverse trends in those markets.
A substantial number of our assets are located in Connecticut, New Jersey, Florida, Tennessee and Texas. In 2006 and 2007, deterioration of the homebuilding industry in the markets in which we operate, and in Florida in particular, led to a decline in new home prices, increased use of sales discounts and other incentives and increased interest and other carrying costs in 2007. The decline in home prices and increase in discounts and incentives decreased our cash flows as closings required additional cash from us to satisfy lender release prices. We also incurred additional lease-up and interest costs associated with apartment properties that we targeted for conversion into condominiums but subsequently decided to operate as rental properties. Nine of these properties were sold between September 2007 and January 2008, and the last two properties are under contract of sale. However, current market conditions in the markets in which we operate remain difficult, and there can be no assurance that these conditions will not continue to adversely impact our operations and cash flows.
In addition, deterioration in economic conditions in any of our primary markets, including business layoffs and downsizing, industry slowdowns, relocations or closings of businesses, geopolitical factors, changing demographics and oversupply of or reduced demand for homes, could also adversely affect occupancy levels and rental rates in our investment portfolio, and our ability to attract new tenants and collect rent from existing tenants.
Our growth strategy for our Investment Division is dependent on our ability to identify a suitable joint venture partner.
Our ability to execute our growth strategy for the Investment Division depends in large part on our ability to identify and enter into a joint venture with a complementary real estate investment company capable of executing our plan to expand our residential property management platform and financing the acquisition of additional value-added and investment quality residential properties. There can be no assurance that we will finalize and close any such transaction or, if so, that it will be on terms and conditions favorable to us. Our failure to implement this strategy successfully could limit the growth of our Investment Division, or necessitate the sale of additional properties.
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
We hold properties, and may hold more properties in the future, in a number of consolidated and unconsolidated partnerships and joint ventures in which outside partners may have significant decision-making authority and voting rights. These partnerships and joint ventures involve risks not otherwise present when a property is owned wholly and directly by us. Our partners might become bankrupt or might have or develop different interests or goals, or might take action contrary to our instructions, requests, policies or investment objectives. Another risk of ownership through a partnership investment is the possibility of an impasse on decisions, such as a sale or refinancing, or disputes with partners over the appropriate pricing and timing of any sale or refinancing. In addition, joint venture and partnership agreements typically contain provisions restricting the ability of partners to transfer interests in the joint venture or partnership and may contain “buy-sell” provisions, which, under certain circumstances, permit a partner to initiate an offer to buy the other partner’s interests or to sell its interests to the other partner, at the other partner’s option. Buy-sell provisions may result in us buying or selling interests in a project at a different time or at a different valuation than we otherwise would have chosen, and we may not have sufficient available funds to make a purchase pursuant to these provisions. There is no limitation under our organizational documents or loan agreements as to the amount of funds that may be invested in partnerships or joint ventures.
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
We have in the past, and will continue to, engage in transactions with related parties. These related-party transactions include ongoing financial arrangements with several members of our board and senior management, including a $36 million unsecured term loan extended to us by affiliates of Mr. and Mrs. Friedman and Robert Rothenberg with the unanimous approval of our board of directors, including all of the disinterested members of our board of directors. In addition, in October 2007, we sold a rental property under development for $4.3 million of cash and the assumption of a $1.2 million construction loan to an affiliate of Robert C. Rohdie, who served as president and chief executive officer of Tarragon Development Corporation, a wholly owned subsidiary of Tarragon, until March 31, 2007, and as a member of our board of directors until August 14, 2007. We believe that these related-party transactions are advantageous to us and in our best interest. However, there may be instances when the interests of these related parties are inconsistent with or adverse to our interests and our stockholders, and as a result, these transactions may cause a conflict of interest.
We are subject to environmental laws and regulations, and our properties may have environmental or other contamination.
Our properties are subject to various federal, state and local laws, ordinances, rules and regulations concerning protection of public health and the environment. These laws may impose liability on property owners for the costs of removal or remediation of hazardous or toxic substances on real property, without regard to whether the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. The presence of, or the failure to properly remediate, such substances may materially and adversely affect the value of a property, as well as our ability to sell the property or individual condominium units, lease apartments, or borrow funds using that property as collateral. Environmental claims will generally not be covered by our insurance programs.
The particular environmental laws that apply to any given development site vary according to the site’s location, its environmental condition and the present and former uses of the site, as well as adjoining properties. Environmental laws and conditions may result in delays, may cause us to incur substantial compliance and other costs and can prohibit or severely restrict development activity in environmentally sensitive regions or areas, which could materially and adversely affect our results of operations.
The laws, ordinances, rules and regulations governing the removal, encapsulation and disturbance of asbestos containing materials, or ACMs, may impose liability on owners or operators for the release of ACMs when such materials are disturbed in connection with the renovation of an existing building or apartment community. We have programs in place to maintain and monitor ACMs in the investment properties where ACMs are present. However, in 2006, pursuant to an agreement with the United States Attorney for the Southern District of Florida, Tarragon Management, Inc., or TMI, entered into a plea of guilty with respect to one felony count for failure to comply with the Clean Air Act Work Practice Standards for Asbestos in connection with the renovation of an apartment community undergoing conversion to condominiums. TMI agreed to pay a $1 million fine and received a five-year probation period. It also agreed to institute a comprehensive environmental compliance program, under the supervision of the court and the EPA.
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
Our business could be adversely affected by the loss of key personnel.
Our success depends on the efforts and abilities of our executive officers and other key employees, many of whom have significant experience in developing residential and commercial properties. In particular, we depend on the services of William S. Friedman, our chairman of the board of directors and chief executive officer, and Robert P. Rothenberg, a director and our president and chief operating officer. Although each of Messrs. Friedman and Rothenberg are subject to a three-year employment contract with the Company, the loss of the services of either of these executives, for any reason, could have a material adverse effect upon our business, financial condition and results of operations.
Risks Related to Our Capital Stock and the Securities Markets Generally
Failure to satisfy the listing requirements of The Nasdaq Global Select Market could result in our common stock being delisted.
On January 4, 2008, we received a staff determination letter from The Nasdaq Stock Market stating that our common stock is subject to delisting from The Nasdaq Global Select Market for our failure to solicit proxies and hold an annual meeting in 2007, in accordance with Nasdaq Marketplace Rules. We requested a hearing to appeal Nasdaq’s determination, which was held on February 21, 2008. Tarragon’s common stock will continue to be listed on The Nasdaq Global Select Market pending a decision on the appeal. There can be no assurance, however, that Nasdaq will grant our request to waive this requirement or that our common stock will not be delisted.
If our common stock is delisted from The Nasdaq Global Select Market, our common stock would be traded over-the-counter, more commonly known as OTC. OTC transactions involve risks in addition to those associated with transactions in securities traded on The Nasdaq Global Select Market. Many OTC stocks trade less frequently and in smaller volumes than securities traded on The Nasdaq Global Select Market. Accordingly, our common stock would be less liquid, and the value of our common stock could decline.
In addition, the delisting of our common stock could result in breaches of covenants prohibiting transfer of ownership contained in certain of our debt agreements. Under these circumstances, the lenders could give us a notice of default and accelerate payment of our outstanding indebtedness. The acceleration of our obligations under these debt agreements would have a material adverse effect on our liquidity and financial position.
The market price of our common stock has been highly volatile.
The market price of our common stock has been strongly affected by changes in public perception of the homebuilding industry, the significant deterioration of that industry in the markets in which we operate, and adverse conditions in the real estate credit markets. A variety of factors may continue to have a significant impact on the market price of our common stock, including:
•	our financial condition, results of operations and prospects;

•	changes in our industry;

•	further deterioration in our markets;

•	future issuances of our common stock, which may include primary offerings for cash, issuances in connection with business acquisitions and the grant or exercise of stock options and restricted stock awards;

•	speculation in the press or investment community; and

•	general market and economic conditions.
In addition, The Nasdaq Global Select Market can experience significant price and volume fluctuations that can be unrelated or disproportionate to the operating performance of the companies listed on The Nasdaq Global Select Market. Broad market and industry factors may negatively affect the market price of our common stock regardless of our operating performance.
We are subject to class action securities litigation that could be costly to defend and distracting to management.
The Company and three of its officers, including William S. Friedman, chairman of the board of directors and chief executive officer, Robert P. Rothenberg, president and chief operating officer, and Erin D. Pickens, executive vice president and chief financial officer, are defendants in a securities class action lawsuit brought on behalf of persons who purchased our common stock between January 5, 2005 and August 9, 2007. In addition, members of our board of directors and Ms. Pickens are defendants in a related shareholder derivative action. The plaintiffs in both lawsuits allege generally that the Company issued materially false and misleading statements regarding our business and financial results during the relevant time period. We do not believe that there is any merit to the claims asserted in these lawsuits, and we intend to defend them vigorously. However, the cost of this defense may be high, and the necessary participation of these key individuals could detract from their ability to devote their full time and resources to improving our business and prospects.
Shares of common stock eligible for public sale could adversely affect the market price of our common stock.
The market price of our common stock could decline as a result of sales or other issuances of a large number of shares in the market or market perception that these transactions could occur, including sales or distributions of shares by one or more of our large stockholders. Based on holdings of Tarragon common stock as of December 31, 2007, Mr. and Mrs. William S. Friedman and their family partnership and our other directors and executive officers beneficially own 28.8% of the outstanding shares of our common stock.
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
As of December 31, 2007, our directors and executive officers beneficially owned 28.8% of our outstanding common stock. In the light of these shareholdings, these anti-takeover provisions could help entrench our board of directors and may effectively give our management the power to block any attempted change in control.
Our principal stockholders have significant influence over corporate actions.
William S. Friedman, our chairman of the board and chief executive officer, his spouse, Lucy N. Friedman, and their family partnership, beneficially own 22.3% of our outstanding common stock at December 31, 2007. Accordingly, Mr. and Mrs. Friedman have substantial influence over our management and affairs, including the election of directors. In addition, they have significant influence over a broad range of corporate actions requiring a stockholder vote under our articles of incorporation, including, without limitation, mergers, business combinations, change-in-control transactions, substantial asset sales and other similar and extraordinary corporate transactions that can affect the value of our common stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
EXECUTIVE OFFICERS
The following table sets forth the name, age and position of each person currently serving as one of our executive officers. All of our executive officers are serving at the discretion of our board of directors. No family relationships exist among any of our executive officers.

Name	Title	Age
William S. Friedman	Chairman and Chief Executive Officer	64

Robert P. Rothenberg	President, Chief Operating Officer and Director	49

Kathryn Mansfield	Executive Vice President, Secretary and General Counsel	47

Todd C. Minor	Executive Vice President and Treasurer	49

Erin D. Pickens	Executive Vice President and Chief Financial Officer	46

Charles D. Rubenstein	Executive Vice President and Chief Real Estate Counsel	49

William M. Thompson	Executive Vice President	48

Eileen A. Swenson	President of Tarragon Management, Inc.	57

William J. Rosato	President of Tarragon Development Corp.	43
Information about each person serving as one of our executive officers is set forth below.

William S. Friedman has served as our chief executive officer and director since April 1997 and has served as chairman of our board of directors since December 2000. He previously served as Tarragon’s president from April 1997 through June 2004 and served as a trustee (from March 1988), chief executive officer (from December 1993), president (from December 1988), acting chief financial officer (from May 1990 to February 1991), treasurer (from August to September 1989) and acting principal financial and accounting officer (from December 1988 to August 1989) of Tarragon’s predecessors, Vinland Property Trust (until July 1997) and National Income Realty Trust (until November 1998). Mr. Friedman currently serves on the board of trustees of Brandeis University.
Robert P. Rothenberg has served as our chief operating officer and director since September 2000 and as our president since June 2004. Mr. Rothenberg has been the managing member of APA Management L.L.C., a real estate investment and management company, since 1994. He has also been a managing member of Ansonia L.L.C., which is our limited partner in Ansonia Apartments, L.P., since 1997. Mr. Rothenberg graduated from the Harvard Business School with a Masters of Business Administration in June 1984.
Kathryn Mansfield has served as our executive vice president since December 1998, secretary since May 1998 and general counsel since June 2004. She previously served as our vice president and our predecessor, National Income Realty Trust (from May 1998 to December 1998). Ms. Mansfield has been an attorney at law since 1984.
Todd C. Minor has served as our executive vice president since November 2001 and as our treasurer and our predecessors, Vinland Property Trust and National Income Realty Trust, since December 1996. He also served as our senior vice president (from March 1994 to December 1998) and vice president (from April 1991 to July 1993) of our predecessors. Mr. Minor has a Masters of Business Administration in Real Estate Analysis and is a Certified Treasury Professional.
Erin D. Pickens has served as our executive vice president and chief financial officer since December 1998. She previously served as our vice president and chief accounting officer (from September 1996 to November 1998) and accounting manager (from June 1995 to August 1996) of our predecessors, Vinland Property Trust and National Income Realty Trust. Ms. Pickens has been a certified public accountant since 1990.
Charles D. Rubenstein has served as our executive vice president and chief real estate counsel since December 1998. He served as our senior vice president of our predecessor, National Income Realty Trust, from September 1998 to December 1998. Mr. Rubenstein has been an attorney at law since 1984.
William M. Thompson, has served as our executive vice president of operations since March 2003. He previously served as our chief information officer (from September 2000 to March 2003). Mr. Thompson has been a certified public accountant since 1981.
Eileen A. Swenson has served as president of Tarragon Management, Inc., one of our wholly owned subsidiaries since September 2000. Ms. Swenson is a Certified Property Manager (CPM) and a member of the Institute of Real Estate Management.
William J. Rosato was named president of Tarragon Development Corporation in September 2007. He previously served as senior vice president (from February 2005 to September 2007) and director of construction (from October 2003 to February 2005) of Tarragon Development Corporation. Mr. Rosato received his BA and Master of Architecture degrees from the University of Pennsylvania. He is a member of the American Institute of Architects and a licensed architect in the state of New York.

ITEM 2. PROPERTIES
At December 31, 2007, we had 13 consolidated active for-sale communities and three unconsolidated active for-sale communities, including four high- or mid-rise condominium developments, three townhome or traditional new developments, and nine condominium conversions. Information about our active for-sale communities is presented in the table below entitled “Active Development Projects.” At December 31, 2007, we also had 2,398 units in 13 communities in our development pipeline.
Our rental apartment communities at December 31, 2007, included 38 consolidated properties with 8,451 units (including six properties with 1,419 units classified as held for sale). We also owned three consolidated commercial properties, all but one of which was classified as held for sale. Information about our rental apartment communities is presented in the table below entitled “Rental Apartment Communities.” We also had eight rental communities with 1,969 apartments under development. Information about our rental developments is presented in the table below entitled “Active Development Projects.”
Tarragon, or the consolidated or unconsolidated subsidiaries, partnerships, or joint ventures that own the properties, generally hold fee simple title to these properties. Most of these properties are pledged to secure debt. These mortgages are presented in the tables below entitled “Loans Secured by Real Estate Developments” and “Mortgage Loans Secured by Rental Apartment Communities.” We believe our properties are adequately covered by liability and casualty insurance, consistent with industry standards.
TARRAGON CORPORATION
DEVELOPMENT DIVISION
UNITS IN ACTIVE PROJECTS AND DEVELOPMENT PIPELINE
DECEMBER 31, 2007

	Northeast (1)	Southeast (2)	Total
High- and mid-rise developments	747	19	766
Mixed-use residential and commercial developments (3)	200	—	200
Rental communities in lease-up or under development (4)	2,005	1,516	3,521
Townhome and traditional new developments	195	423	618
Condominium conversions	—	694	694

Total	3,147	2,652	5,799

(1)	Northeast includes the states of Connecticut, New Jersey and New York.

(2)	Southeast includes the states of Florida, South Carolina, Tennessee, and Texas.

(3)	These projects include 150,000 square feet of commercial space.

(4)	Includes two properties with 642 units under development held by our Investment Division.

TARRAGON CORPORATION
ACTIVE DEVELOPMENT PROJECTS
DECEMBER 31, 2007

		Ownership	Number of
		Interest If	Remaining Homes or	Costs to	Net Carrying
Community	Location	Joint Venture	Home Sites (1)	Complete(2)	Value
				(in thousands)
High- and Mid-rise Developments
Alta Mar	Fort Myers, FL		1	$7	$2,524
Las Olas River House	Fort Lauderdale, FL		18	1,569	26,429
One Hudson Park	Edgewater, NJ		61	2,956	30,388	(3)
Trio West	Palisades Park, NJ		112	5,232	36,638	(3)

			192	9,764	95,979
Townhome and Traditional New Developments
Orchid Grove	Pompano Beach, FL	50%	403	46,697	46,972	(6)
The Villas at Seven Dwarfs Lane	Orlando, FL		20	8	1,264
Warwick Grove	Warwick, NY	50%	123	33,069	14,101	(6)

			546	79,774	62,337
Condominium Conversions (7)
Bishop’s Court at Windsor Parke	Jacksonville, FL		25	721	376
Cobblestone at Eagle Harbor	Orange Park, FL		201	530	9,380
Cordoba Beach Park	Tampa, FL		1	—	348
The Hamptons	Orlando, FL	50%	—	—	25
Lofts on Post Oak	Houston, TX	50%	42	51	7,277
Mirabella	Jacksonville, FL		113	182	12,258
Oxford Place	Tampa, FL		67	169	3,403
The Tradition at Palm Aire	Sarasota, FL		178	1,019	14,754
Twelve Oaks at Fenwick Plantation	Charleston, SC		67	291	4,703

			694	2,963	52,524

Rental Developments
800 Madison (8)	Hoboken, NJ	70%	217	25,006	54,857
900 Monroe (8)	Hoboken, NJ	63%	113	38,414	10,941	(4)
1000 Jefferson (5)	Hoboken, NJ	70%	217	2,076	89,691
Aldridge (9)	Murfreesboro, TN		320	2,100	28,788
Central Square (8)	Lauderdale Lakes, FL		412	46,764	12,198	(4)
The Exchange (8)	Fort Lauderdale, FL		87	3,347	16,839
Stonecrest (8)	Murfreesboro, TN		281	28,976	5,859
Vintage at the Grove (9)	Manchester, CT		322	8,929	46,753

			1,969	155,612	265,926

			3,401	$248,113	$476,766

(1)	Number of remaining homes or home sites includes both backlog (homes or home sites sold, but not closed) and unsold homes under active development.

(2)	Costs to complete represent estimated construction costs to complete the project. In addition to these costs, we anticipate incurring marketing, advertising, selling commissions and closing costs, and interest.

(3)	This project has financing in place that is expected to fund costs to complete. For the loan balance at December 31, 2007, please see the table below entitled “Loans Secured by Real Estate Developments.”

(4)	We anticipate obtaining a commitment for financing for this project prior to commencing construction.

(5)	This project was sold in February 2008.

(6)	This project has a revolving construction loan that is expected to finance costs to complete.

(7)	Costs to complete for condominium conversions represent unit upgrades that will be incurred upon sale of the units.

(8)	These projects are held by our Development Division.

(9)	These projects are held by our Investment Division.
Our development program includes the construction of the communities presented above. Costs in excess of construction and other financing have been or are expected to be paid for with internally generated funds. For outstanding debt at December 31, 2007, see “LOANS SECURED BY REAL ESTATE DEVELOPMENTS” below.

TARRAGON CORPORATION
RENTAL APARTMENT COMMUNITIES
DECEMBER 31, 2007

					Year Ended December 31,		As of December 31,
					2007	2006	2007	2006	2007
		Ownership							Net
		Interest If		Age	Average	Average	Average	Average	Carrying
		Joint	Number of	In	Physical	Physical	Monthly	Monthly	Value
Community	Location	Venture	Apartments	Years	Occupancy	Occupancy	Rent/Unit(1)	Rent/Unit(1)	(in thousands)

Same store apartment communities
200 Fountain	New Haven, CT	89%	158	42	95.2%	95.6%	$1,142	$1,135	$14,680
278 Main Street	West Haven, CT	89%	99	19	94.0%	97.0%	921	860	6,014
Autumn Ridge	East Haven, CT	89%	116	34	94.1%	95.7%	663	650	1,652
Aventerra Apartment Homes	Dallas, TX		296	33	95.5%	93.9%	523	515	5,567
Carlyle Towers (2)	Southfield, MI		172	37	89.5%	93.6%	935	921	5,290
Club at Danforth	Jacksonville, FL	89%	288	10	91.7%	92.7%	947	918	13,161
Desert Winds/Silver Creek (2)	Jacksonville, FL		304	35	98.7%	98.4%	691	667	3,411
Dogwood Hills	Hamden, CT	89%	46	35	90.8%	89.1%	1,149	1,109	2,166
Forest Park	Rocky Hill, CT	89%	161	40	89.2%	93.2%	954	944	8,024
French Villa	Tulsa, OK		100	36	94.4%	93.0%	679	670	2,461
Groton Towers	Groton, CT	89%	114	34	92.6%	97.4%	930	925	4,215
Gull Harbor	New London, CT	89%	65	33	96.2%	95.4%	758	758	1,376
Hamden Centre	Hamden, CT	89%	65	37	91.4%	96.9%	1,028	977	2,558
Harbour Green	Panama City Beach, FL		200	10	90.3%	91.5%	979	934	8,825
Lakeview	Waterbury, CT	89%	88	19	92.4%	89.8%	848	834	2,663
Liberty Building	New Haven, CT	89%	124	8	93.2%	97.6%	1,148	1,101	6,945
Links at Georgetown	Savannah, GA	89%	360	8	89.1%	90.6%	900	880	19,258
Lofts at the Mills	Manchester, CT	89%	409	18	91.8%	87.6%	987	950	35,171
Mustang Creek	Arlington, TX		120	33	93.2%	90.8%	842	857	2,997
Nutmeg Woods	New London, CT	89%	382	37	92.3%	91.1%	845	859	14,570
Ocean Beach	New London, CT	89%	455	35	94.7%	94.3%	710	715	12,573
Park Dale Gardens (2),(6)	Dallas, TX		224	32	94.5%	97.3%	557	539	1,977
Parkview	Naugatuck, CT	89%	160	36	90.8%	91.9%	969	975	5,758
River City Landing	Jacksonville, FL	89%	352	42	87.9%	92.6%	723	700	11,256
Sagamore Hills	Middletown, CT	89%	212	39	92.4%	94.3%	826	812	7,261
Southern Elms	Tulsa, OK		78	39	93.6%	98.7%	587	579	1,245
Summit on the Lake	Fort Worth, TX		198	21	94.2%	93.4%	572	555	3,550
Vintage at Legacy	Frisco, TX	89%	320	8	92.6%	93.1%	984	947	22,859

TARRAGON CORPORATION
RENTAL APARTMENT COMMUNITIES
DECEMBER 31, 2007

					Year Ended December 31,		As of December 31,
					2007	2006	2007	2006	2007
		Ownership							Net
		Interest If		Age	Average	Average	Average	Average	Carrying
		Joint	Number of	In	Physical	Physical	Monthly	Monthly	Value
Community	Location	Venture	Apartments	Years	Occupancy	Occupancy	Rent/Unit(1)	Rent/Unit(1)	(in thousands)

Same store apartment communities (continued)
Vintage at Madison Crossing	Huntsville, AL	89%	178	5	97.2%	95.5%	$819	$784	$9,628
Vintage at the Parke	Murfreesboro, TN	89%	278	6	92.7%	92.1%	769	759	14,387
Vintage at Plantation Bay	Jacksonville, FL	89%	240	6	90.6%	95.0%	985	962	12,904
Woodcreek, FL	Jacksonville, FL		260	32	90.0%	92.3%	735	713	3,238
Woodcliff Estates	East Hartford, CT	89%	561	38	94.0%	96.1%	891	832	17,720

Subtotals/Averages			7,183	23	92.7%	93.6%	835	815	285,360

Apartment communities in lease-up during one or both periods
1118 Adams (3)	Hoboken, NJ	—	90	1	99.4%	94.4%	701	687	25,631
Bermuda Island (2),(5)	Naples, FL		360	9	68.9%	57.8%	1,113	1,154	40,693
Creekwood North (2),(4),(6)	Altamonte Springs, FL		180	34	67.9%	46.7%	818	779	2,879
Heather Hill (7)	Temple Hills, MD	89%	459	41	75.8%	87.2%	1,076	1,033	10,589
Northgate (2)	Middletown, RI		179	37	94.0%	88.8%	1,004	1,009	19,089

Subtotals/Averages			1,268	16	77.0%	73.8%	1,013	1,003	98,881

Totals/Averages – All Rental Apartments			8,451	22	90.3%	90.6%	$862	$843	$384,241

(1)	Average monthly rent is defined as total possible rent (actual rent for leased apartments and asking rent for vacant apartments) for the month of December divided by number of units.

(2)	This property was classified as held for sale at December 31, 2007.

(3)	We own 85% of the managing member, which owns .01% of the property-owning entity.

(4)	During 2006, leasing was discontinued at this property in connection with a redevelopment plan. Upon the decision to cancel the redevelopment plans, lease-up of the property resumed in late 2006.

(5)	During 2006 and the first half of 2007, this property was in reposition in the Development Division. When the reposition was completed, the property was reclassed to the Investment Division as held for sale.

(6)	This property was sold in January 2008.

(7)	In early 2007, the decision was made to begin a renovation of this property. In late August, the renovation was suspended as we focused on improving our liquidity, and the property began leasing again in the fourth quarter of 2007.

TARRAGON CORPORATION
LOANS SECURED BY REAL ESTATE DEVELOPMENTS
DECEMBER 31, 2007
(Dollars in Thousands)

	Balance	Stated Interest		Maturity		Balance Due at
	Dec. 31, 2007	Rate (3)		Date		Maturity

Consolidated Development Projects:
Construction in Progress — Rentals
800 Madison	$35,543	6.85	% (1)	Dec-09	(5)	$35,543
900 Monroe	3,900	6.85	% (1)	May-08		3,900
1000 Jefferson	76,262	6.35	% (1)	Jan-08	(13)	76,262
Aldridge	20,610	6.50	% (1)	Jan-09		20,610
The Exchange (7)	12,000	13.00	% (2)	Dec-08		12,000
Stonecrest	5,449	6.50	% (1)	Jul-08		5,449
Vintage at the Grove	30,547	6.60	% (1)	Mar-10		30,547

	184,311	6.95	% (4)			184,311

Condominium Conversions
Cobblestone at Eagle Harbor	10,571	7.10	% (1)	Aug-08	(5)	10,571
Mirabella	7,586	7.34	% (1)	Jul-09		7,586
The Tradition at Palm Aire	18,281	7.55	% (1)	Aug-09		18,281

	36,438	7.38	% (4)			36,438

Land for Development
20 North Water Street	7,410	8.00	% (2)	Jul-07	(14)	7,410
390 Capitol/Mariner’s Point/Merritt Stratford	5,300	13.00	% (2)	Dec-08		5,300
Block 103/104/114	9,000	7.10	% (1)	Dec-08	(6)	9,000
Block 106/111	6,000	6.60	% (1)	Jun-08		4,500
Block 144	2,400	6.60	% (1)	Jun-08		900
Central Square	11,250	6.70	% (1)	Jul-08		11,250
The Green at East Hanover	8,600	6.60	% (1)	Jun-08	(11)	8,600
River Oaks	7,419	7.10	% (1)	Mar-08		7,419
Trio East	3,600	6.75	% (1)	May-08		3,600
Uptown Village	2,223	6.70	% (1)	Jan-08	(10)	2,223

	63,202	7.46	% (4)			60,202

Residential Construction in Progress
Las Olas River House	12,102	6.75	% (1)	Jul-08		6,684
Las Olas River House	1,987	7.52	% (2)	Jul-12		1,827
One Hudson Park	14,190	7.10	% (1)	Jul-08		14,190
Trio West	32,081	7.60	% (1)	Jan-09	(5)	32,081
Warwick Grove	5,231	6.80	% (1)	Sep-08		5,231
Warwick Grove	3,298	6.80	% (1)	Sep-08		3,298

	68,889	7.25	% (4)			63,311

Unconsolidated Development Projects:
Choice Homes	675	6.25	% (2)	Jan-08	(12)	675
Keane Stud (8)	300	10.00	% (2)	Jan-08	(12)	300
Lincoln Pointe	79,402	9.60	% (1)	Jan-08	(9)	79,402
Lofts on Post Oak	5,328	6.60	% (1)	Nov-08		5,328
Orchid Grove	31,570	6.75	% (1)	Apr-08	(5)	31,570

	117,275	8.68	% (4)			117,275

TOTAL LOANS ON REAL ESTATE DEVELOPMENTS	$470,115	7.53	% (4)			$461,537

(1)	Variable rate loan.

(2)	Fixed rate loan.

(3)	For loans with variable interest rates, the rate in effect as of December 31, 2007, is presented.

(4)	Represents weighted average interest rate as of December 31, 2007, computed based upon the December 31, 2007, balances.

(5)	Loan has a six-month extension option.

(6)	Loan has a one year extension option.

(7)	This property is part of the collateral securing The Green at East Hanover loan.

(8)	This is a loan payable to our partner in this project and is prepayable.

(9)	During 2006, we sold a portion of our interest in this project and recovered our investment, retaining a 29% interest. This loan is non-recourse to Tarragon.

(10)	This loan was repaid in January 2008.

(11)	Loan was refinanced in February 2008.

(12)	This note is due on demand.

(13)	We repaid this note in February 2008 when the property was sold.

(14)	This loan is currently in default. The lender has initiated judicial foreclosure proceedings, which we intend to defend.

TARRAGON CORPORATION
MORTGAGE LOANS SECURED BY RENTAL APARTMENT COMMUNITIES
DECEMBER 31, 2007
(Dollars in Thousands)

	Balance	Stated Interest		Maturity	Balance Due at
	Dec. 31, 2007	Rate (3)		Date	Maturity

1118 Adams	$3,570	5.67	% (2)	Jan-25	$2,170
1118 Adams	2,145	—	(8)	Sep-26	2,145
1118 Adams	1,429	—	(8)	Mar-26	1,429
1118 Adams	2,025	1.00	% (2)	Sep-51	2,025
Aventerra Apartment Homes	8,160	5.75	% (2)	Mar-17	7,294
Bermuda Island (6)	41,458	6.95	% (1)	Apr-08	41,458
Carlyle Towers (6)	4,742	6.96	% (2)	Mar-08	4,724
Carlyle Towers – supplemental mortgage (6)	1,660	7.90	% (2)	Jan-11	1,572
Creekwood North (6) (10)	4,576	8.02	% (2)	Aug-10	4,400
Creekwood North – supplemental mortgage (6) (10)	1,153	5.62	% (2)	Dec-13	1,033
Desert Winds/Silver Creek (6)	6,390	5.03	% (2)	Jun-13	5,319
Desert Winds/Silver Creek – supplemental mortgage (6)	939	5.58	% (2)	Oct-14	766
French Villa	1,685	6.82	% (2)	Jan-09	1,648
French Villa – supplemental mortgage	1,145	7.23	% (2)	Mar-11	1,086
Harbour Green	17,288	6.06	% (2)	Sep-09	17,288
Mustang Creek	5,476	8.06	% (2)	Jul-10	5,274
Northgate (6)	17,019	7.10	% (1)	Apr-08	13,819
Park Dale Gardens (6) (10)	5,177	8.11	% (2)	Jul-10	4,989
Southern Elms	2,178	5.55	% (2)	Apr-17	2,018
Summit on the Lake	6,000	5.61	% (2)	Nov-16	5,350
Woodcreek, FL	14,600	5.44	% (2)	Dec-16	12,976
Gull Harbor	2,766	5.52	% (2)	Jul-09	2,699
Mortgages payable to General Electric Capital Corporation (5)	367,646	5.95	% (2) (4)	Nov-12	367,646
Mortgages payable to General Electric Capital Corporation (5)	31,862	11.71	% (1) (4)	Nov-12	30,044

	551,089	6.38	% (4)		539,172

Commercial (7)	10,055	6.19	% (4) (9)		9,563

TOTAL MORTGAGE LOANS ON RENTAL REAL ESTATE PROPERTIES	$561,144	6.38	% (4)		$548,735

(1)	Variable rate mortgage.

(2)	Fixed rate mortgage.

(3)	For loans with variable interest rates, the rate in effect as of December 31, 2007, is presented.

(4)	Represents weighted average interest rate as of December 31, 2007, computed based upon the December 31, 2007, balances.

(5)	Non-recourse financing secured by first and second lien mortgages on 23 properties owned by Ansonia Apartments, L.P. These mortgages are cross-collateralized with one other GE loan totaling $17.3 million.

(6)	These properties are classified as held for sale as of December 31, 2007, and accordingly the note balance is included in “Liabilities related to assets held for sale” in the accompanying Consolidated Balance Sheet.

(7)	Includes mortgages secured by two commercial properties. One property with a $5.5 million mortgage is classified as held for sale.

(8)	These are non-interest bearing loans with government agencies which will become grants upon maturity if 1118 Adams meets certain conditions.

(9)	Of the $10.1 million outstanding at December 31, 2007, $5.5 million bears interest at a variable rate and the remaining $4.6 million bears interest at fixed rates.

(10)	This loan was repaid in connection with the sale of the property in January 2008.

TARRAGON CORPORATION
SUMMARY OF LOANS
DECEMBER 31, 2007
(Dollars in Thousands)

	Balance	Stated Interest	Balance Due at
Name of Property	Dec. 31, 2007	Rate (1) (2)	Maturity

Summary by interest rate type:
Real Estate Developments:
Consolidated
Total variable rate mortgages	$326,143	6.81%	$317,725
Total fixed rate mortgages	26,697	11.20%	26,537

	352,840	7.14%	344,262

Unconsolidated
Total variable rate mortgages	116,300	8.69%	116,300
Total fixed rate mortgages	975	7.40%	975

	117,275	8.68%	117,275

Rental Apartment Communities:
Consolidated
Total variable rate mortgages	95,794	8.54%	90,776
Total fixed rate mortgages	465,350	5.93%	457,959

	561,144	6.38%	548,735

Total all mortgages	$1,031,259	6.90%	$1,010,272

Consolidated debt from above	$913,984
Consolidated corporate debt	197,605

Total consolidated debt	$1,111,589

(1)	For loans with variable interest rates, the rate in effect as of December 31, 2007, is presented.

(2)	Represents weighted average interest rate as of December 31, 2007, computed based upon the December 31, 2007, balances.

ITEM 3. LEGAL PROCEEDINGS
The Company and three of its officers (William S. Friedman, chairman of the board of directors and chief executive officer; Robert P. Rothenberg, president and chief operating officer; and Erin D. Pickens, executive vice president and chief financial officer), as well as Beachwold Partners, L.P. (a Texas limited partnership composed of William S. Friedman, as general partner, and members of his family, as limited partners), and the Company's independent registered public accounting firm, have been named as defendants in a consolidated securities class action lawsuit styled: In re Tarragon Corporation Securities Litigation, Civil Action No. 07-7972, originally filed in the United States District Court for the Southern District of New York on September 11, 2007 on behalf of persons who purchased the Company’s common stock between January 5, 2005 and August 9, 2007.
The Company was also named as a nominal defendant, and the members of the board of directors of the Company, Ms. Pickens, and one former member of the Company’s board of directors were named as defendants, in a shareholder derivative action styled: Gottdiener, v. Friedman, et al., Civil Action No. 07-9436, filed on October 22, 2007 in the United States District Court for the Southern District of New York. The plaintiff in this action voluntarily dismissed the case in March 2008 for the stated purpose of refiling the action in state court and purportedly adding additional defendants.
The plaintiffs in both of these lawsuits allege generally that the Company issued materially false and misleading statements regarding the Company’s business and financial results during the class period. The plaintiff in the class action lawsuit alleges violations of the federal securities laws, and seeks unspecified damages, attorneys’ fees and costs. The plaintiff in the shareholder derivative action alleged breach of fiduciary duty, and sought contribution and indemnification from the named Defendants. The Company believes that these claims are without merit and intends to defend the cases vigorously.
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

	2007		2006
	High	Low	High	Low
First quarter	$13.50	$9.86	$21.80	$17.80
Second quarter	10.78	8.13	19.97	12.50
Third quarter	9.10	.50	14.45	8.81
Fourth quarter	3.54	1.26	12.89	9.00
According to our transfer agent’s records, at March 6, 2008, our common stock was held by approximately 5,500 holders of record.
On May 1, 2006, we paid a cash dividend of $0.10 per common share payable to stockholders of record on April 10, 2006. No dividends were paid in 2007. Our board of directors does not presently intend to pay cash dividends with respect to our common stock. In the third quarter of 2007, our board of directors suspended the payment of quarterly dividends on our 10% cumulative preferred stock, beginning with the dividend payable on September 30, 2007. As of December 31, 2007, the preferred stock dividend in arrears was $770,376 in the aggregate, or $.60 per share. Any future determination to pay cash dividends with respect to our common or preferred stock will be at the discretion of our board of directors and will be dependent on our earnings, financial condition, operating results and other factors that our board of directors deem relevant.
Securities Authorized for Issuance Under Equity Compensation Plans
We have three stock-based equity compensation plans that have been approved by our stockholders. See NOTE 6. “STOCK-BASED AWARDS” in the Notes to the Consolidated Financial Statements in ITEM 8. “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” for descriptions of the plans, the number of shares of common stock to be issued upon the exercise of outstanding stock options and stock appreciation rights, the weighted-average exercise price of outstanding stock options and stock appreciation rights, and the number of shares of common stock remaining for future issuance under the plans. We have no equity compensation plans that have been adopted without the approval of our stockholders.
Purchases of Equity Securities
On March 6, 2006, our board of directors authorized the repurchase of up to an additional 1,000,000 shares of our common stock pursuant to our existing share repurchase program. With this additional authority, our board has approved the repurchase of an aggregate of up to 2,500,000 shares under the program implemented in September 2001. The share repurchase program has no expiration date. Through December 31, 2007, we had repurchased 2,427,712 shares of our common stock and had 72,288 shares remaining that could be repurchased pursuant to this repurchase program. There were no shares repurchased during the three months ended December 31, 2007. We do not expect to repurchase any additional shares for the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA
Please read the following information along with the Consolidated Financial Statements and Notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. Dollar amounts are in thousands, except per share amounts.

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
OPERATING DATA
Sales revenue	$358,911	$444,274	$504,722	$220,465	$56,279
Rental and other revenue	89,607	82,868	73,708	66,680	38,133
Total revenue	448,518	527,142	578,430	287,145	94,412

Cost of sales (1)	481,237	396,507	394,999	175,279	46,431

Impairment charges	223,756	2,721	—	733	—

Equity in income (loss) of partnerships and joint ventures	(8,356)	17,166	29,603	15,193	22,476

Net gain on sale of real estate Presented in income from continuing operations	16,466	1,148	3,808	378	1,223

Income (loss) from continuing operations	$(379,287)	$3,341	$46,057	$19,017	$11,344

Discontinued operations, net of income tax benefit (expense)
Income (loss) from operations (2)	(36,129)	(4,519)	732	(448)	(3,268)
Gain on sale of real estate	26,975	12,331	41,709	10,950	23,118
Net income (loss)	$(388,441)	$11,153	$88,498	$29,518	$31,194

Earnings (loss) per common share — basic (3)
Income (loss) from continuing operations allocable to common stockholders	$(13.20)	$.08	$1.75	$1.55	$.48
Net income (loss) allocable to common stockholders	$(13.52)	$.36	$3.39	$1.27	$1.38

Earnings (loss) per common share — assuming dilution (3)
Income (loss) from continuing operations allocable to common stockholders	$(13.20)	$.09	$1.61	$1.32	$.42
Net income (loss) allocable to common stockholders	$(13.52)	$.34	$2.93	$1.09	$1.20

	As of December 31,
	2007	2006	2005	2004	2003
BALANCE SHEET DATA
Real estate inventory	$605,093	$1,030,623	$1,074,281	$297,148	$99,457
Rental real estate	312,315	731,477	415,448	567,493	395,095
Rental real estate held for sale	81,519	32,698	60,713	21,358	—
Investments in and advances to partnerships and joint ventures	11,822	61,523	78,080	47,707	81,764
Cash and cash equivalents	44,156	23,476	39,044	22,377	21,626
Total assets	1,134,084	2,022,761	1,803,411	1,129,977	623,817
Mortgages and notes payable	892,270	1,387,731	1,248,238	875,353	471,262
Senior convertible notes	5,750	5,750	5,750	62,000	—
Subordinated unsecured notes	125,000	125,000	65,000	—	—
Notes payable presented in liabilities related to assets held for sale	88,569	24,663	52,446	20,479	—
Stockholders’ equity (deficit)	(112,817)	279,514	278,015	136,493	103,328
Book value per common share (3)	$(4.43)	$9.21	$9.42	$5.55	$4.34

(1)	Cost of sales includes impairment charges of $101.3 million in 2007, $19 million in 2006, none in 2005 and 2004, and $1.6 million in 2003.

(2)	Income (loss) from operations includes impairment charges of $43.7 million in 2007, $810,000 in 2006, $1.4 million in 2005, $400,000 in 2004, and none in 2003.

(3)	Per share data have been restated to give effect to a three-for-two stock split in February 2005, and a five-for-four stock split in January 2004.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Please read this discussion along with the audited Consolidated Financial Statements and accompanying Notes found at ITEM 8. “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.” Dollar amounts in tables are in thousands.
Business Overview
General
We are a real estate developer, owner, and manager with over 30 years of experience in the real estate industry. We operate two distinct businesses: development and investment. Each of these two businesses is an operating segment.
Development Division. Our activities in the Development Division involve the development of new high-rise or mid-rise condominiums and town homes for sale to residents, development of new rental properties, primarily apartment communities, condominium conversions of existing apartment communities, and land development and sale. We measure the performance of the Development Division primarily by gross profit on sales. Beginning in late 2006 and accelerating in 2007, market conditions in the homebuilding industry deteriorated, resulting in declining sales revenue and gross margins. In addition, we have incurred significant losses related to asset impairment in 2007. Revenue and gross profit or loss for the past three years are presented below under the caption “Results of Operations — Development Division.”
Investment Division. Our Investment Division includes rental properties under development, in lease-up, and with stabilized operations. We consider a property stabilized when development or renovation is substantially complete and recurring operating income exceeds operating expenses and debt service. During 2006 and 2007, we determined not to convert a number of properties we had previously targeted for conversion to condominium homes for sale. Instead, we decided to operate these properties as rental properties and transferred them from our Development Division to our Investment Division. In August 2007, we decided to sell these properties, resulting in significant losses related to asset impairment. Through December 31, 2007, we had sold eight of these properties, and, since the beginning of 2008, we have sold one additional property. Two other properties are under contract of sale. We measure the performance of the Investment Division primarily by net operating income, which is defined as rental revenue less property operating expenses of both consolidated and unconsolidated rental apartment communities and commercial properties. Net operating income for the past three years is presented below under the caption “Results of Operations — Investment Division.”
Revenue. Our revenue is principally derived from:
•	Sales, net of a provision for uncollectible contracts receivable, which represent sales of condominium homes, townhomes, rental developments and developed land for which revenue is reported on either the completed contract or percentage-of-completion method, as appropriate;

•	Rental revenue from apartment and commercial leases; and

•	Management fee revenue for providing property management services to rental apartment communities and commercial properties.

Expenses. Our expenses principally consist of:
•	Cost of sales, which include land, construction costs, development salaries, construction supervision, marketing, commissions and other selling costs, property taxes, insurance, interest (previously capitalized), developer fees, architectural and engineering fees, and impairment charges (for active development projects);

•	Property operating expenses, which are costs associated with operating, leasing, and maintaining rental apartment communities and commercial properties, including payroll and benefit expenses of site-level employees, and property taxes and insurance of completed real estate inventory;

•	Depreciation of rental apartment communities and commercial properties;

•	Impairment charges on rental apartment communities, commercial properties, and real estate inventory (for other than active development projects); and

•	General and administrative expenses, a significant portion of which consists of compensation and benefits and other personnel-related costs of personnel excluding site-level employees of rental apartment communities and commercial properties and employees directly related to development activities.
Other income and expenses. Other income and expenses include:
•	Interest expense related to mortgages and other debt;

•	Equity in income or losses of partnerships and joint ventures, which represents our share of the net income or net loss of unconsolidated partnerships and joint ventures and may include income from distributions received from those entities in excess of our share of their income when we have recorded our investment in them (the source of these distributions is generally proceeds from financing);

•	Gain on sale of real estate, which generally results from sales of properties in the Investment Division and is generally reported in discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”); and

•	Minority interests in income from consolidated partnerships and joint ventures, which consists of our partners’ share of net income or net loss and through September 30, 2006, the return on a preferred interest in Tarragon Development Company, LLC, and may include losses representing distributions to outside partners from consolidated partnerships in excess of their investments in the partnerships (the source of such distributions is generally proceeds from financings of properties);

•	Net gain or loss on extinguishments of debt, which consists of the write-off of deferred borrowing costs and prepayment penalties incurred upon the extinguishment of debt and debt forgiven by lenders; and

•	Provision for litigation, settlements and other claims.
Proposed Spin-off of Development Division. Due to market conditions that developed in the summer of 2007 and the related impact on our financial condition, we decided not to proceed with the proposed spin-off of the Development Division.

Outlook
Throughout 2007, market conditions in the homebuilding industry continued to deteriorate. This market deterioration was driven primarily by a decline in consumer confidence and increased volatility in the mortgage market and resulted in a decline in home prices and sales volume, increases in cancellations, increased use of sales discounts, higher brokerage fees and other sales incentives, and increased interest and other carrying costs. The decline in home prices and increase in discounts and incentives decreased our cash flows as closings required additional cash to satisfy lender release prices. We also incurred additional lease-up and interest costs associated with apartment properties that we had targeted for conversion into condominiums and subsequently decided to operate as rental properties. Current market conditions remain difficult, and these conditions may continue to adversely impact our operations.
The sudden and rapid deterioration in the real estate credit markets in the summer of 2007 prevented us from completing financing transactions that had been under negotiation, materially affecting our liquidity, including our ability to repay existing indebtedness as it became due and meet other current obligations, and our ability to comply with financial covenants contained in our existing debt agreements. See NOTE 5. “NOTES PAYABLE” in the accompanying consolidated financial statements in this Form 10-K and below under “Liquidity and Capital Resources” for additional information regarding debt defaults, reinstatements, and maturities and failure to meet certain financial covenants. In response to these events, we began a program to sell non-core assets, including all of the multi-family properties that had been targeted for condominium conversion. Nine of these properties were sold between September 2007 and January 2008, and two more properties are under contract of sale. In general, these newer, high quality assets were in different stages of lease-up or renovation in connection with being repositioned as rental properties. Moreover, most of these properties had been financed with significant amounts of short-term, floating rate debt. Accordingly, the sale of these assets improved our liquidity by reducing negative cash flow, reducing debt, and generating sales proceeds. In addition, in an effort to reduce overhead, we implemented a workforce reduction in August 2007. However, due to severance costs, the workforce reduction had very little impact on expenses for 2007.
Our plan to improve our liquidity contemplates additional property sales and, more importantly, continued reduction in our condominium inventory. In addition, the Company continues to negotiate extensions of maturing debt obligations. Some of our efforts to reduce costs were offset by fees totaling $4.6 million through December 31, 2007, paid to financial advisors and other consultants engaged by Tarragon in the third quarter of 2007 to assist with the evaluation of strategic and financial alternatives.
During 2007, we recorded impairment charges of $368.8 million, $101.3 million of which was recorded in cost of sales, $223.8 million of which was recorded in impairment charges, and $43.7 million of which was reported in discontinued operations in the Consolidated Statements of Operations. We also recorded an impairment charge of approximately $6 million during 2007 to write down our investment in an unconsolidated joint venture. In addition, we wrote off $7.8 million in pursuit costs (contract deposits) in 2007 which are included in general and administrative expenses — corporate in the Consolidated Statement of Operations. See discussions below under Development Division and Investment Division.
Our consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2007, we had $1,111.6 million in consolidated debt, and had guaranteed additional debt of our unconsolidated joint ventures totaling $31.6 million. For the year ended December 31, 2007, we incurred a net loss of ($388.4 million). As of December 31, 2007, we had stockholders’ deficit of ($112.8 million), which was a significant decrease compared to stockholders’ equity of $279.5 million as of December 31, 2006. These factors raise substantial doubt about our ability to continue as a going concern; however, management believes that our current initiatives will continue to generate sufficient liquidity to adequately fund operations and enable us to continue as a going concern. Nonetheless, there can be no assurance that we will be able to successfully implement our plan on favorable terms, or at all. The success of this plan will depend on our ability to complete our planned sales of properties, to modify or obtain waivers of financial covenants in our debt agreements, to extend or refinance our maturing debt obligations, and to continue to sell completed homes in our inventory. If we are unable to generate sufficient liquidity to fund our operations or are unable to modify or obtain waivers of financial covenants and extend or refinance our maturing debt, it may be necessary for us to undertake other actions as may be appropriate at such time. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets.
Development Division. The following table summarizes impairment charges related to real estate inventory recorded during the year ended December 31, 2007.

			Impairments	Write-offs
		Impairments	Included In	of	Total
	Number of	Included In	Impairment	Contract	Impairments/
Project Type	Projects	Cost of Sales	Charges	Deposits	Write-offs
Active condominium conversions	6	$66,875	$—	$—	$66,875
Active mid-rise developments	1	32,049	—	—	32,049
Active rental developments	3	—	27,513	—	27,513
Active land developments	5	2,357	9,679	—	12,036
Pipeline and pre-pipeline projects	6	—	56,434	—	56,434
Contract deposits	16	—	—	7,833	7,833

Total	37	$101,281	$93,626	$7,833	$202,740

For the year ended December 31, 2006, we recorded impairment charges presented in cost of sales of $19 million related to five condominium conversion communities and wrote off $10.7 million in contract deposits. In 2005, we wrote off $1.8 million in contract deposits and recorded no impairment charges.
If current estimates or expectations change in the future, or if market conditions continue to deteriorate, we may be required to recognize additional impairment charges related to current or future projects.
The marked slowdown in sales and the decline in home prices in the markets where we operate together with the increasingly more restricted credit market and the financial constraints affecting us have led us to deemphasize for sale housing in our future project planning in favor of rental housing, hospitality developments and mixed-use projects. These factors have also led us to seek financially strong partners to join in future developments. As a result, we expect the level of home sales to continue to decline and the volume of sales of rental properties we have developed to increase. This change may make our earnings and revenue even more volatile. In view of market conditions, we anticipate that, over the next several years, new developments undertaken by the Development Division will be primarily traditional, rental apartment properties with a greater emphasis on suburban garden apartment developments than in the recent past. We believe this approach will enable us to maintain a sufficient development infrastructure to undertake additional developments as appropriate opportunities arise.
Our current business plan contemplates completing and selling out our remaining nine condominium conversion projects and selling ten of our existing development properties. We anticipate expanding our use of operating and financial joint ventures with third parties with access to capital to facilitate obtaining construction financing and to fund a portion of the required equity of our future development projects.
We believe our previous focus on development of urban and high-density housing designed for non-traditional households will present us with fewer opportunities for a number of reasons, including:

•	scarcity of urban land for development in established communities and increased restrictions and controls on growth in many areas is channeling a larger share of new construction into areas where high- density housing predominates;

•	cost increases affecting concrete, high-rise and mid-rise construction more than stick built garden apartments;

•	greater difficulty financing higher cost developments; and

•	the continuing decline in prices and demand for luxury condominiums.
Investment Division. In 2007, we recorded impairment charges of $130.1 million (presented in continuing operations) and impairment charges of $43.7 million (presented in discontinued operations) to write down the carrying values of eight canceled condominium conversion projects and two commercial properties to their estimated fair values due to the decision to sell these properties.
Our current business plan contemplates the sale of eight additional rental properties and maintaining a portfolio of 33 core rental properties. We intend to seek a strong financial and business partner with whom we can form a residential property joint venture capable of expanding our residential property management platform and committed to financing acquisitions of both value-added and investment quality residential properties. We believe this strategy will leverage the strengths of our property management platform and allow us to expand its operations and achieve economies of scale.
Factors Affecting Comparability of Results of Operations
Segment Results. Segment results for our Development Division and Investment Division include revenue generated by both consolidated entities and unconsolidated entities. Therefore, the revenues reflected in the segment results are not fully comparable with our consolidated results. Reconciliations of segment revenue to consolidated revenue are presented in NOTE 10. “SEGMENT REPORTING” in the accompanying Notes to Consolidated Financial Statements.
Revenue Recognition. The percentage-of-completion method of revenue recognition requires us to recognize revenue from sales of homes prior to the closing of such sales. As a result, the timing of revenue generated by projects using the percentage-of-completion method will not be comparable to the timing of revenue generated by projects using the closing method. Additionally, the timing of meeting the requirements to begin recognizing revenue under the percentage of completion method can result in larger amounts of revenue being recognized in the first quarter of revenue recognition than in later quarters. Under the closing method of revenue recognition, minimal sales thresholds must be met before we can commence closings. As a result, the first quarter after closings begin may also have larger amounts of revenue than later quarters for these projects. See “Critical Accounting Policies and Estimates—Revenue Recognition.”
Rental Properties in “Lease-up.” Rental properties that have not yet been stabilized typically have lower rental revenues and net operating income (or operating losses) than rental properties that are stabilized. Trends in our results of operations from period to period may not be comparable when we have a number of properties in lease-up. However, once a property has been stabilized, the results for that property for a period in which it is stabilized will likely be markedly better than the results for that property during lease-up, which may also affect trends in our results of operations. Where possible, when we make comparisons between periods, we segregate the results of properties that were in lease-up in either or all of the periods to better illustrate the trends in our results of operations.

Consolidated Results of Operations
2007 Compared to 2006
Total consolidated revenue in 2007 was $448.5 million for the year ended December 31, 2007 and $527.1 million in 2006. Sales revenue declined $85.4 million principally due to a slowdown in sales activities at our condominium conversion projects for which consolidated revenue declined $67 million. Revenue from consolidated high- and mid-rise developments decreased $52.1 million in 2007. High-and mid-rise developments include two projects that commenced revenue recognition under the percentage of completion method in 2006, one of which was completed in early 2007. See further discussion of sales and gross profit below under the caption “Development Division.”
As discussed above under the caption “Factors Affecting Comparability of Results of Operations,” the timing of meeting the requirements to begin recognizing revenue under the percentage of completion method and the timing of meeting minimum sales thresholds to begin closings can result in larger amounts of revenue being recognized in the first quarter of revenue recognition than in later quarters. The table below presents sales revenue for 2007 by quarter and by product type:

	First	Second	Third	Fourth
Product type	Quarter	Quarter	Quarter	Quarter
High- and mid-rise developments	$38,848	$(6,674)	$5,951	$21,551
Townhome and traditional new developments	11,115	10,658	3,569	5,605
Condominium conversions	42,900	44,242	38,364	73,511
Rental developments	30,250	—	—	32,892
Land development	712	464	3,204	1,749

Total	$123,825	$48,690	$51,088	$135,308

During the fourth quarter of 2007, we sold 423 units in three condominium conversion projects in bulk for $49.7 million. We sold two rental developments during 2007, one in the first quarter and the other in the fourth quarter of 2007. High- and mid-rise developments include two projects that commenced revenue recognition in 2006 using the percentage of completion method of revenue recognition. During the first quarter of 2007, we recognized revenue of $34.2 million for these two projects. One of these projects was nearing completion in the first quarter and, therefore, had a decreased impact on revenue recognized in the second, third, and fourth quarters. In addition, during the second quarter of 2007, we recorded a $17.9 million valuation allowance against contracts receivable for One Hudson Park in response to increasing buyer defaults and we increased this allowance by $2 million in the fourth quarter. We recorded $14 million of sales revenue at Trio West, a mid-rise development in New Jersey, as units began closing in the fourth quarter.
Rental and other revenue increased $6.7 million, or 8.1%, for the year ended December 31, 2007, compared to 2006. Of this increase, $11.9 million was attributable to six properties no longer targeted for conversion to condominium homes for sale and transferred to the Investment Division during 2007. Four of these properties were sold in 2007. Five properties currently in lease-up contributed an increase of $346,000. These increases were partially offset by a decrease of $3.3 million attributable to three properties currently being converted to condominium homes for sale. A decrease of $2.2 million was attributable to three properties sold in 2007.
Loss from continuing operations was ($379.3 million) for the year ended December 31, 2007, compared to income from continuing operations of $3.3 million for the year ended December 31, 2006 as a result of the following factors:

•	Impairment charges increased $221 million for the year ended December 31, 2007, compared to 2006 resulting from the write down of carrying values of six rental developments, six pipeline projects, three active rental developments, and two active land developments.

•	Cost of sales, including impairment charges for certain active development projects, increased $84.7 million from $396.5 million for the year ended December 31, 2006, to $481.2 million for the year ended December 31, 2007. See discussion of cost of sales under “Development Division” below.

•	Allowance of $19.9 million for estimated potential customer defaults established during 2007 on contracts receivable related to one mid-rise development project. See discussion under “Development Division” below.

•	Equity in income (loss) of partnerships and joint ventures decreased $25.5 million for the year ended December 31, 2007 compared to 2006, with the decline principally due to the distribution in excess of our investment of $9.6 million in 2006 from Tarragon/Shefaor LLLP and the sale of our interest in 801 Pennsylvania Avenue in 2006 for $4.2 million. Additionally, decreases in gross profit from sales in unconsolidated partnerships and joint ventures contributed to the decrease as two projects owned by these entities neared completion and close out.

•	Interest expense increased $36.3 million to $72.6 million in 2007 compared to 2006. This increase was chiefly due to lower capitalized interest on projects completed or for which development activities ceased, as well as default interest and late fees.

•	Income tax benefit was $55.5 million for the year ended December 31, 2007, compared to income tax expense of $3 million for the year ended December 31, 2006. During 2007, we recorded a valuation allowance of $122.3 million against our deferred tax assets. See NOTE 12. “INCOME TAXES” in the Notes to Consolidated Financial Statements for additional information.
Operating Results of Consolidated Rental Properties. At December 31, 2007, our consolidated rental properties presented in continuing operations included rental communities with 7,571 apartments (excluding 880 units held for sale and presented in discontinued operations) and one commercial property with 55,000 square feet (excluding 177,000 square feet in assets held for sale and presented in discontinued operations).
The following table summarizes aggregate property level revenue and expenses for our consolidated rental properties presented in continuing operations for the years ended December 31, 2007 and 2006. The revenue and expenses below exclude management fee and other revenue; property taxes, insurance, interest, and other carrying costs associated with development projects; and interest expense on corporate debt.

	For the Years Ended December 31,
	2007	2006	Change
Rental revenue	$84,465	$75,792	$8,673
Property operating expenses	(43,867)	(36,051)	(7,816)
Interest expense	(52,916)	(31,613)	(21,303)
Depreciation expense	(15,012)	(13,796)	(1,216)

	$(27,330)	$(5,668)	$(21,662)

The following table illustrates the changes between 2007 and 2006 resulting from properties targeted for conversion to condominium homes for sale, properties we decided not to convert to condominiums, and properties in lease-up on the revenues and expenses of our consolidated rental properties:

	Condominium	Canceled	Properties in
	Conversions (1)	Conversions (2)	Lease-up	Other		Total
Rental revenue	$(3,483)	$11,908	$346	$(98)		$8,673
Property operating expenses	2,314	(7,239)	(1,779)	(1,112)		(7,816)
Interest expense	1,470	(19,214)	(101)	(3,458	)(3)	(21,303)
Depreciation expense	—	(1,695)	(451)	930	(4)	(1,216)

	$301	$(16,240)	$(1,985)	$(3,738)		$(21,662)

(1)	Residual rental operations from properties in our owned portfolio.

(2)	This represents the activity of six canceled conversions transferred to the Investment Division during 2007, four of which were sold in 2007. See further discussion at NOTE 11. “ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS” in the Notes to Consolidated Financial Statements.

(3)	Default interest of $1.6 million and increased debt due to refinancing of 22 Ansonia properties in 2006.

(4)	Depreciation recorded on two properties reclassed from assets held for sale, including for the periods during which they were held for sale.
The following table summarizes aggregate property level revenue and expenses for the seven consolidated rental properties (five of which were sold in 2007 and two of which are included in assets held for sale as of December 31, 2007) presented in continuing operations for the year ended December 31, 2007. For further discussion, see NOTE 11. “ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS.”

For the Year
Ended
December 31,
2007
Rental revenue	$17,411
Operating expenses	(8,893)
Interest expense	(21,937)
Depreciation expense	(2,706)

$(16,125)

Provision for Estimated Losses. We recorded a $3 million reserve in 2007 for the full amount of a note receivable in connection with the assignment of our interests in Towne Center, C.P., LLC, to the other member.
Corporate General and Administrative Expense. Corporate general and administrative expense increased $10.5 million for the year ended December 31, 2007 compared to the corresponding period in 2006 principally due to advisory expenses totaling $4.6 million related to our ongoing efforts to evaluate our strategic and financial alternatives and legal fees totaling $1.1 million paid to our lenders. The remaining increase is primarily related to increases in salary and benefit costs for 2007 compared to 2006. In an effort to reduce overhead, we implemented a workforce reduction in August 2007. However, due to severance costs, the workforce reduction had very little impact on expenses for 2007.

Equity in Income (Loss) of Unconsolidated Partnerships and Joint Ventures. The following table summarizes the components of equity in income of unconsolidated partnerships and joint ventures for 2007 and 2006:

	For the Years Ended December 31,
	2007	2006	Change
Sales revenue	$71,867	$63,909	$7,958
Cost of sales (including interest of $5.0 million in 2007 and $3.4 million in 2006 and development salaries, marketing, and selling costs of $3.2 million in 2007 and $1.5 million in 2006)	(76,120)	(58,754)	(17,366)

Gross profit (loss) from sales	(4,253)	5,155	(9,408)

Property taxes and insurance	(592)	—	(592)
Interest expense	(158)	—	(158)
General and administrative	(513)	—	(513)

Mortgage banking income	995	1,722	(727)
Discontinued operations	—	4,316 (1)	(4,316)
Elimination of management and other fees paid to Tarragon	338	193	145
Outside partners’ interests in (income) losses of unconsolidated joint ventures	1,650	(2,968)	4,618
Overhead costs associated with investments in unconsolidated joint ventures	(323)	(600)	277
Performance-based compensation related to development projects of unconsolidated joint ventures	(7)	(209)	202
Cash distributions in excess of investment	405	9,625	(9,220)
Impairment charges	(6,045)	—	(6,045)
Other	147	(68)	215

Equity in income (loss) of partnerships and joint ventures	$(8,356)	$17,166	$(25,522)

(1)	Includes $4.1 million in proceeds received from the sale of our interest in 801 Pennsylvania Avenue.
Sales revenue of unconsolidated joint ventures increased $8 million in 2007 compared to 2006 primarily due to revenue of $34.3 million from closings at Orchid Grove which began in the second quarter of 2007, offset by a decrease in revenue from condominium conversion sales of $25.3 million.
Gross profit on unconsolidated sales revenue decreased $9.4 million in 2007 compared to 2006 primarily due to a decrease of $11.2 million in condominium conversion gross profit due to two projects completed in early 2007 and a margin reduction from 8.1% in 2006 to (5.9%) in 2007. This decrease was partially offset by an increase of $1.8 million related to Orchid Grove, which commenced closings in the second quarter of 2007.
When we compute equity in income of partnerships and joint ventures, we eliminate intercompany items, including management fees the joint ventures pay us and interest on advances we have made to joint ventures reaching or approaching closeout.
The decrease in outside partners’ share of income of joint ventures is primarily attributable to the reduction of gross profit from sales due to projects owned by unconsolidated joint ventures reaching or approaching closeout.

In June 2006, we sold 22% of our interest in Shefaor/Tarragon LLLP, a partnership that we consolidated until July 2006 and owns Lincoln Pointe Apartments in Aventura, Florida, to a third party. In July 2006, an additional third party acquired a 25% interest in the partnership, further decreasing our interest to a 29% non-controlling limited partner interest in the partnership. Upon this change in ownership, Tarragon recovered its investment in the partnership. In 2006, Tarragon recognized income of $9.6 million representing distributions received from the partnership in excess of its investment.
In 2007, we recorded an impairment charge of $6 million related to our investment in Orchid Grove, L.L.C., when we concluded it was unlikely we would recover our investment in this joint venture.
Other Interest. A $13.7 million increase in interest expense is related to discontinuing interest capitalization during 2007 for completed development projects and projects for which development activities have ceased. A $1 million increase in interest expense was the result of issuing the additional $60 million of subordinated unsecured notes in March 2006. Partially offsetting these increases was a decrease of $1.9 million related to increased interest capitalized for development projects.
Gain on Sale of Real Estate. During 2007, we recognized gains on sale of real estate of $43.4 million (net of income taxes of $16 million), including those presented in discontinued operations in accordance with SFAS No. 144. In 2006, we recognized $13.5 million (net of income taxes of $7.6 million) in gains on sale of real estate, including those presented in discontinued operations. See “Sales of Consolidated Properties” below.
2006 Compared to 2005
Total consolidated revenue in 2006 was $527.1 million for the year ended December 31, 2006 and $578.4 million in 2005. Sales revenue declined $60.4 million principally due to a slowdown in sales activities at our condominium conversion projects for which consolidated revenue declined $89.1 million offset by revenue from consolidated high- and mid-rise developments increased $31.5 million in 2006 as two projects commenced revenue recognition under the percentage of completion method in 2006. There were no high- and mid-rise developments that commenced revenue recognition in 2005. See further discussion of sales and gross profit below under the caption “Development Division.”
As discussed above under the caption “Factors Affecting Comparability of Results of Operations,” the timing of meeting the requirements to begin recognizing revenue under the percentage of completion method and the timing of meeting minimum sales thresholds to begin closings can result in larger amounts of revenue being recognized in the first quarter of revenue recognition than in later quarters. The table below presents sales revenue for 2006 by quarter and by product type:

	First	Second	Third	Fourth
Product type	Quarter	Quarter	Quarter	Quarter
High- and mid-rise developments	$4,486	$31,246	$31,505	$42,460
Townhome and traditional new developments	2,727	16,752	27,230	17,428
Condominium conversions	80,435	72,610	36,102	76,903
Land development	1,542	1,688	422	738

Total	$89,190	$122,296	$95,259	$137,529

We commenced recognizing revenue under the percentage of completion method in the second quarter for One Hudson Park, a high-rise development in Edgewater, New Jersey. Revenue for this project in the second quarter was $22.2 million. The slowdown in condominium conversion sales activity during 2006 accounts for the decline in closings in the third quarter. The increase in the fourth quarter was attributable to our promotional marketing program in that quarter.
Rental and other revenue increased $9.2 million, or 12.4%, for the year ended December 31, 2006, compared to the same period in 2005. Of this increase, $1.3 million is attributable to two apartment communities acquired in 2005. An increase of $7.8 million resulted from the consolidation of three properties in November 2005. Three properties in lease-up contributed an increase of $2.1 million. Properties no longer targeted for conversion to condominium homes for sale contributed an increase of $2 million. An increase of $2.3 million was reported by 28 properties held in both years and resulted from rent increases, decreases in other rental losses, and increases in occupancy. These increases were partially offset by a decrease of $7.1 million attributable to six properties currently being converted to condominium homes for sale.
Income from continuing operations was $3.3 million in 2006 compared to income from continuing operations of $46.1 million in 2005 as a result of the following factors:
•	Gross profit from consolidated sales decreased $62 million mostly due to a $67.9 million decrease in gross profit from consolidated condominium conversion sales. Approximately one-third of this decrease resulted from the decrease in revenue from condominium conversion sales, and $19 million of the decrease represents impairment charges recorded for condominium conversion projects. The remainder of the decrease relates to a decline in the expected margin from this product type from 24% in 2005 to 11.7% in 2006. See further discussion of sales and gross profit below under the caption “Development Division.”

•	Equity in income of partnerships and joint ventures decreased $12.4 million as several of our development projects owned by unconsolidated joint ventures have reached or are approaching closeout. See further discussion of sales and gross profit below under the captions “Equity in Income of Unconsolidated Partnerships and Joint Ventures.”

•	Interest expense increased $14.7 million. See discussion below under the caption “Operating Results of Consolidated Rental Properties.”

•	Loss on extinguishment of debt was $30.8 million lower in 2006. In 2005, loss on extinguishment of debt included $17 million representing prepayment penalties and the write-off of deferred borrowing costs and $9.4 million related to repayment of a participating loan in connection with Ansonia’s refinancing of 23 properties in November 2005, and $7.2 million of interest and premium associated with the conversion of $56.25 million of senior convertible notes into shares of our common stock.

•	Income tax expense was $3 million in 2006 compared to $28.3 million in 2005 primarily due to a decrease in income from continuing operations before income taxes.

Operating Results of Consolidated Rental Properties. At December 31, 2006, our consolidated rental properties presented in continuing operations included rental communities with 8,639 apartments (excluding 880 units in assets held for sale and presented in discontinued operations) and one commercial property with 55,000 square feet (excluding 177,000 square feet in assets held for sale and presented in discontinued operations). The following table summarizes aggregate property level revenue and expenses for our consolidated rental properties presented in continuing operations for the years ended December 31, 2006 and 2005. The revenue and expenses below exclude management fee and other revenue; property taxes, insurance, interest, and other carrying costs associated with development projects; and interest expense on corporate debt.

	For the Years Ended December 31,
	2006	2005	Change
Rental revenue	$75,792	$69,558	$6,234
Property operating expenses	(36,051)	(33,968)	(2,083)
Interest expense	(31,613)	(22,747)	(8,866)
Depreciation expense	(13,796)	(11,271)	(2,525)

	$(5,668)	$1,572	$(7,240)

The following table illustrates the changes between 2006 and 2005 resulting from properties targeted for conversion to condominium homes for sale, properties consolidated during 2006 or 2005, properties we decided not to convert, properties in lease-up, and properties acquired on the revenues and expenses of our consolidated rental properties:

	Condominium	Consolidated	Canceled	Properties in
	Conversions (1)	Properties	Conversions	Lease-up	Acquisitions	Other		Total
Rental revenue	$(7,133)	$7,756	$2,029	$276	$1,295	$2,011		$6,234
Property operating expenses	1,999	(2,996)	(321)	(138)	(330)	(297)		(2,083)
Interest expense	4,024	(4,153)	(1,855)	50	(947)	(5,985	) (2)	(8,866)
Depreciation expense	916	(1,306)	(819)	(326)	(315)	(675	) (3)	(2,525)

	$(194)	$(699)	$(966)	$(138)	$(297)	$(4,946)		$(7,240)

(1)	Residual rental operations from properties in our owned portfolio.

(2)	Increase primarily due to refinancings, including Ansonia’s refinancing of 23 properties in November 2005, which increased by $145.2 million.

(3)	Depreciation recorded on two properties reclassed from assets held for sale, including for the periods during which they were held for sale.
Provision for Estimated Losses. We recorded a $1.6 million reserve in 2005 for the full amount of a note receivable in connection with the 2002 sale of English Village Apartments in Memphis, Tennessee, when the borrower, a non-profit affordable housing developer, notified us he could no longer make note payments.
Corporate General and Administrative Expense. Corporate general and administrative expenses increased $12.3 million for the year ended December 31, 2006 compared to the corresponding period in 2005 and included write-off of pursuit costs of canceled development projects totaling $10.7 million in 2006 compared to $1.8 million in 2005.

Equity in Income of Unconsolidated Partnerships and Joint Ventures. The following table summarizes the components of equity in income of unconsolidated partnerships and joint ventures for 2006 and 2005:

	For the Years Ended December 31,
	2006	2005	Change
Sales revenue	$63,909	$230,806	$(166,897)
Cost of sales (including interest of $3.4 million in 2006, and $6.7 million in 2005 and development salaries, marketing, and selling costs of $1.5 million in 2006, and $2.4 million in 2005)	(58,754)	(162,849)	104,095

Gross profit from sales	5,155	67,957	(62,802)

Rental revenue	—	11,570	(11,570)
Property and other operating expenses	—	(5,097)	5,097
Interest expense	—	(4,553)	4,553
Depreciation expense	—	(1,906)	1,906

Mortgage banking income	1,722	916	806
Discontinued operations	4,316	(613)	4,929
Elimination of management and other fees paid to Tarragon	193	509	(316)
Outside partners’ interests in income of joint ventures	(2,968)	(35,546)	32,578
Overhead costs associated with investments in joint ventures	(600)	(1,410)	810
Performance-based compensation related to projects of unconsolidated partnerships and joint ventures	(209)	(2,662)	2,453
Distributions in excess of investment	9,625	88	9,537
Impairment recovery	—	350	(350)
Other	(68)	—	(68)

Equity in income of partnerships and joint ventures	$17,166	$29,603	$(12,437)

Sales revenue of unconsolidated joint ventures decreased $166.9 million in 2006 compared to 2005 primarily due to a decrease in revenue from condominium conversion sales of $130.2 million. Revenue from sales of high- and mid-rise developments was also lower by $36.7 million. These decreases were attributable to four unconsolidated projects, The Grande, The Hamptons, XII Hundred Grand, and XIII Hundred Grand, reaching or approaching close-out. The fifth unconsolidated project reporting revenue in 2006 and 2005 was Lofts at Post Oak.
Gross profit on unconsolidated sales revenue declined $62.8 million in 2006. Of this amount, $47.9 million was related to condominium conversions, and $14.9 million was related to high- and mid-rise developments. Approximately $35 million of the decrease for condominium conversions and all of the decrease for high- and mid-rise developments was the result of lower revenue in 2006. The remaining decrease for condominium conversions was due to a decline in the expected margin for this product type from 27% in 2005 to 11.7% in 2006. See discussion of sales and gross profit below under the caption “Development Division.”
Discontinued operations included income from operations and gain on sale of 801 Pennsylvania Avenue in 2006 and the loss from operations and sale of Arbor Glen, the sole property of Larchmont Associates in 2005. In the fourth quarter of 2004, we recorded a $1.2 million impairment charge to write down the carrying value of our investment in Larchmont to our share of the estimated net sale proceeds. In 2005, we recovered $350,000 of this impairment loss upon the closing of the sale.

The decrease in outside partners’ share of income of joint ventures is primarily attributable to the reduction of gross profit from sales due to projects owned by unconsolidated joint ventures reaching or approaching closeout.
In addition, our equity in income of unconsolidated partnerships and joint ventures was affected during the periods presented above by the consolidation of four rental properties in November 2005. This consolidation also caused a decrease in rental revenue, property and other operating expenses, interest expense and depreciation expense.
Other Interest. Interest capitalized in excess of interest on development project financing increased from $11.3 million in 2005 to $17.7 million in 2006. This increase was related to the increase in real estate inventory representing active development projects. We issued $40 million of subordinated unsecured notes in June 2005, $25 million in September 2005, and $60 million in March 2006, for a total of $125 million outstanding at December 31, 2006. Interest expense on subordinated unsecured notes increased from $2.6 million in 2005 to $10.5 million in 2006. Interest expense of substantially complete development projects or projects for which development activities ceased increased to $7.1 million in 2006 from $185,000 in 2005.
Gain on Sale of Real Estate. During 2006, we recognized gains on sale of real estate of $13.5 million (net of income taxes of $7.6 million), including those presented in discontinued operations in accordance with SFAS No. 144. In 2005, we recognized $45.5 million (net of income taxes of $25.6 million) in gains on sale of real estate, including those presented in discontinued operations. See “Sales of Consolidated Properties” below.

Sales of Consolidated Properties
The following table summarizes sales of consolidated properties during the last three years.

			Net Cash	Gain
Date of Sale	Property	Sale Price	Proceeds	on Sale
2007
January	Lots 1 and 2 Vintage at the Parke	$1,000	$659	$398
May	Merritt 8 Office Building	24,500	5,592	1,362
July	194 Fountain	285	—	153
September	210 Watermark (3)	24,000	—	—
September	Knightsbridge at Stoneybrook (3)	45,250	1,000	5,457
September	Lakeview Mall	750	727	—
October	100 East Las Olas	14,925	5,329	—
October	Kennesaw Farms	5,427	2,547	—
October	Vintage at Abacoa	71,000	7,944	26,182
November	Vista Grande (1)	45,000	7,854	—
November	Midway Mills	6,000	—	2,447
November	290 Veterans Boulevard	4,000	3,820	346
December	Gables Floresta	60,246	—	—
December	Villa Tuscany (1)	40,000	16,023	15,503
December	Cason Estates	27,000	6,844	7,575
December	Ballantrae (1)	36,974	—	—
December	Monterra at Bonita Springs (1)	29,395	—	—
December	Promenade at Reflection Lake (1)	39,959	—	—

		475,711	58,339	59,423

2006
January	Fountainhead Apartments	16,350	8,181	8,125
February	1505 Highway 6 Office Building	4,650	4,282	365
March	Northwest O’Hare Office Park	5,733	2,446	3,250
June	Park 20 West Office Park	3,022	2,933	—
June	Meadowbrook Apartments	4,840	576	2,898
July	The Brooks Apartments	4,100	827	1,337
July	Bayfront Apartments	5,575	1,379	2,673
September	Northside Mall	6,400	2,441	1,321
September	Vistas at Lake Worth	13,800	3,275	—
September	Vistas Observatory Land	1,700	1,567	817
October	240 Fountain Drive (2)	225	—	92
October	250 Fountain Drive (2)	305	—	102
November	1267 Forest Road (2)	200	—	28
November	1269 Forest Road (2)	204	—	46
November	1275 Forest Road (2)	236	—	62

		67,340	27,907	21,116

2005
January	Woodcreek Garden Apartments	38,750	16,009	14,762
February	Fort Worth, Texas, Land	2,225	624	—
March	Sarasota, Florida, Land	40,000	20,703	2,229
June	Orlando Central Park — Two Bldgs.	1,641	698	342
August	Courtyard at the Park Apartments	11,100	5,665	5,989
August	Martin’s Landing Apartments	12,750	5,125	6,852
August	Paramus 17 North Shopping Center	15,000	6,814	7,806
August	Stewart Square	7,950	3,624	5,322
September	Charlotte, North Carolina, Land	76	74	50
September	Jackson Square Shopping Center	875	782	—

			Net Cash	Gain
Date of Sale	Property	Sale Price	Proceeds	on Sale
2005 (continued)
September	Morningside Apartments	$4,693	$1,893	$1,932
September	Palm Court Apartments	11,150	4,619	7,460
September	Times Square	1,250	1,161	763
October	Somerset Park Apartments	8,250	7,697	—
November	Acadian Place Apartments	3,101	31	—
December	The Regents Apartments	15,500	6,094	8,658
December	Emerson Center — Office and Retail	10,125	2,624	5,812
December	Mission Trace Apartments	4,800	783	1,970
December	Orlando Central Park — One Bldg.	2,900	1,633	1,187

		192,136	86,653	71,134

		$735,187	$172,899	$151,673

(1)	These sales are presented in continuing operations.

(2)	These sales represent land parcels with a total of 10 rental units that were part of 200 Fountain. All proceeds from these sales were used to reduce the outstanding mortgage debt on the property.

(3)	The 210 Watermark and Knightsbridge sales enabled us to satisfy approximately $50 million of outstanding indebtedness, bring current all debt service then owed to GECC, and establish certain cash and other reserves. See NOTE 17 “SUBSEQUENT EVENTS” for asset sales completed after December 31, 2007.
In 2007, we recorded impairment charges of $173.8 million, $130.1 million of which was recorded to reduce the carrying values of six rental properties to their estimated fair value less estimated cost of sale and are presented in income from continuing operations. The remaining $43.7 million was recorded to reduce the carrying value of two rental properties and two commercial properties to their estimated fair value less estimated cost of sale and is presented in discontinued operations. In 2006, we recorded impairment charges of $810,000 to reduce the carrying values of two properties in our rental real estate portfolio to their estimated fair values less estimated cost of sale. In 2005, we recorded a total of $1.4 million in impairment charges after entering into contracts to sell four properties, reducing their carrying values to the sale price less estimated cost of sale.

Development Division
Revenue, Cost of Sales, and Gross Profit (Loss) from Sales. As stated previously, results for our segments do not distinguish between revenues of consolidated and unconsolidated properties. Therefore, revenue and gross profit or loss from sales presented below include both consolidated and unconsolidated for-sale communities. As stated previously, cost of sales includes, among other costs, development salaries, marketing, and selling costs.

	For the Years Ended December 31,
	2007		2006		2005
	Units	Dollars	Units	Dollars	Units	Dollars
Revenue recognized on the closing method
Consolidated communities
Condominium conversions	1,352	$199,017	1,459	$266,050	1,567	$355,191
Townhome and traditional new developments	76	30,947	235	64,137	301	62,332
Mid-rise developments	28	13,985	—	—	—	—
Rental developments	508	63,142	—	—	—	—
Land developments	127	6,129	74	4,390	93	9,001

	2,091	313,220	1,768	334,577	1,961	426,524

Unconsolidated communities
Condominium conversions	143	36,721	234	62,039	936	192,239
Townhome and traditional new developments	78	34,334	—	—	—	—

Total revenue recognized on the closing method	2,312	384,275	2,002	396,616	2,897	618,763

Revenue recognized on the percentage-of-completion method (1)
Consolidated communities
High- and mid-rise developments	32	45,691	182	109,697	65	78,198
Unconsolidated communities
High- and mid-rise developments	—	812	—	1,870	25	38,567

Total revenue recognized on the percentage-of-completion method	32	46,503	182	111,567	90	116,765

Total sales revenue	2,344	$430,778	2,184	$508,183	2,987	$735,528

(1)	Number of units represents units sold net of defaults for which revenue recognition began during the year. Revenue includes revenue on units sold in the current year as well as additional revenue from units sold in prior years as construction progresses and additional revenue is recognized, net of allowance for potential defaults.

	For the Years Ended December 31,
	2007	2006	2005
Cost of sales recognized on the closing method
Consolidated communities
Condominium conversions	$267,989	$247,936	$269,209
Townhome and traditional new developments	33,935	53,663	53,314
Mid-rise developments	46,034	—	—
Rental developments	56,775	—	—
Land developments	8,398	3,823	7,392

	413,131	305,422	329,915

Unconsolidated communities
Condominium conversions	43,161	57,269	139,602
Townhome and traditional new developments	32,541	—	—

	75,702	57,269	139,602

Total cost of sales recognized on the closing method	488,833	362,691	469,517

Cost of sales recognized on the percentage-of-completion method
Consolidated communities
High-and mid-rise developments	68,106	91,085	65,084
Unconsolidated communities
High-and mid-rise developments	418	1,485	23,247

Total cost of sales recognized on the percentage-of-completion method	68,524	92,570	88,331

Total cost of sales	$557,357	$455,261	$557,848

	For the Years Ended December 31,
	2007	2006	2005
Gross profit (loss) on sales revenue recognized on the closing method
Consolidated communities
Condominium conversions	$(68,972)	$18,114	$85,982
Townhome and traditional new developments	(2,988)	10,474	9,018
Mid-rise developments	(32,049)	—	—
Rental developments	6,367	—	—
Land developments	(2,269)	567	1,609

	(99,911)	29,155	96,609

Unconsolidated communities
Condominium conversions	(6,440)	4,770	52,637
Townhome and traditional new developments	1,793	—	—

	(4,647)	4,770	52,637

Total gross profit (loss) on sales recognized on the closing method	(104,558)	33,925	149,246

Gross profit (loss) on sales revenue recognized on the percentage-of-completion method
Consolidated communities
High-and mid-rise developments	(22,415)	18,612	13,114
Unconsolidated communities
High-and mid-rise developments	394	385	15,320

Total gross profit (loss) on sales revenue recognized on the percentage-of-completion method	(22,021)	18,997	28,434

Total gross profit (loss) on sales	$(126,579)	$52,922	$177,680

The following table presents sales revenue for both consolidated and unconsolidated communities by product type.

	For the Years Ended December 31,
	2007	2006	2005
High- and mid-rise developments	$60,488	$111,567	$116,765
Townhome and traditional new developments	65,281	64,137	62,332
Condominium conversions	235,738	328,089	547,430
Rental developments	63,142	—	—
Land developments	6,129	4,390	9,001

Total	$430,778	$508,183	$735,528

Total revenue decreased $77.4 million, or 15.3%, to $430.8 million for the year ended December 31, 2007, compared to 2006. Events in 2007 affecting the sub-prime mortgage market, including tightening of credit standards, have impacted the ability of our buyers to sell their existing homes and to obtain suitable financing to purchase a new home. This has negatively impacted our sales revenue in 2007.
The overall decrease in revenue for the year ended December 31, 2007, compared to 2006 is principally comprised of:
•	$92.3 million decrease in revenue from condominium conversion and townhome projects primarily due to a slowdown of sales and lower sales prices in the Florida market of which $78 million is from three projects closed out or nearly closed out in 2006;

•	$51.1 million decrease in revenue from high- and mid-rise developments, of which $44 million related to One Hudson Park in Edgewater, New Jersey. This project commenced revenue recognition in the third quarter of 2006, and we recorded a provision for uncollectible contracts receivable of $19.9 million during 2007;

•	$63 million increase in revenue due to the sale of two rental development projects in 2007.
The overall decrease in revenue for the year ended December 31, 2006, compared to 2005 primarily resulted from a $219.3 million decrease in condominium conversion projects resulting from decreased sales and lower sales prices primarily in the Florida condominium market.
Total cost of sales was $557.4 million for the year ended December 31, 2007, compared to $455.3 million in 2006. Overall, our gross profit margins for our projects are lower in 2007. The overall increase in cost of sales for the year ended December 31, 2007, compared to 2006 is comprised of:
•	$56.8 million increase related to the sale of two rental developments in 2007; and

•	$82.3 million increase related to impairment charges on six condominium conversion projects, one mid-rise development and three land developments during 2007.
Total cost of sales was $455.3 million for the year ended December 31, 2006, a decrease of $102.5 million over 2005. The overall decrease in cost of sales for the year ended December 31, 2006, compared to 2005 is principally related to a decrease in condominium conversion project sales as discussed above.
Gross loss from home sales was ($126.6 million) for the year ended December 31, 2007 compared to gross profit from home sales of $52.9 million for same period of 2006. As discussed above, the overall decrease in gross profit in 2007 is principally due to decreased revenue from high- and mid-rise developments and condominium conversion projects, an allowance for estimated losses due to potential customer defaults, write-downs of real estate inventory, and gross margin reductions in 2007 compared to 2006.
In July 2007, we realized increased buyer defaults at One Hudson Park. Deposits required for projects in this product-type were generally 5% to 20% of the purchase price, which we concluded were sufficient to motivate buyers to comply with their contractual obligations. At One Hudson Park, where buyers were required to make deposits of up to 10% of the purchase price, revenue has been recognized on the percentage of completion method on firm contracts that meet the requirements established in SFAS No. 66, “Accounting For Sales of Real Estate” (“SFAS No. 66”), including the conclusion that sale prices are collectible. Deterioration in the mortgage market has made it more difficult for buyers to obtain suitable financing resulting in buyer defaults during 2007 despite significant nonrefundable deposits ranging from $32,000 to $163,000. The allowance for estimated losses due to potential customer defaults takes into consideration these defaults, as well as an estimate of expected future defaults under firm contracts existing at December 31, 2007. A $19.9 million allowance for customer defaults was recorded as a reduction to sales revenue during 2007. The balance of the allowance was $5 million at December 31, 2007.
Gross profit from home sales was $52.9 million in 2006, down $124.8 million, or 70.2%, from $177.7 million in 2005. This decrease was principally the result of a $115.7 million decline in gross profit from condominium conversion sales. Approximately $50 million of the decrease was due to the decline in revenue from this product type. Gross profit from condominium conversion sales reflects $19 million of impairments recorded as cost of sales in 2006. The remainder of the decrease related to a decline in the expected margin for condominium conversions from 25% in 2005 to 11.7% in 2006. Additionally, gross profit from high- and mid-rise development sales fell $9.4 million in 2006 as the expected margin for this product type fell from 24% in 2005 to 18.8% in 2006.
For the year ended December 31, 2007, gross profit (loss) as a percentage of consolidated and unconsolidated sales revenue was (29.4%) compared to 10.4% in 2006 and 24.2% in 2005. Gross profit on sales is based on estimates of total project sales value and total project costs. When estimates of sales value or project costs are revised, gross profit is adjusted in the period of change so that cumulative project earnings reflect the revised profit estimate. During 2007 and 2006, our revised estimates of the pace of remaining sales, based on current market conditions, resulted in price reductions and increases in projected marketing costs and sales incentives and, therefore, lower expected gross profit margins at most of our projects from those used in 2006 and 2005. Margin reductions resulted in additional cost of sales and lower gross profit of $52.4 million during 2007, $23.6 million during 2006, and $2 million in 2005.
Regional Analysis of Sales Revenue and Gross Profit (Loss)
The Development Division operates in seven states. For the purposes of this discussion, we have established regional groupings as follows. Central Florida is comprised primarily of projects in Orlando and surrounding cities. West Florida includes projects located in Tampa, Sarasota, and Fort Meyers. Projects in South Florida are located in Miami Beach, Fort Lauderdale, Boynton Beach, Hypoluxo, and Pompano Beach. The North Florida and South Carolina region include projects located in the Jacksonville, Florida, and Charleston, South Carolina, metropolitan areas. The Northeast region includes our operations in Hoboken, Edgewater, and Palisades Park, New Jersey; Warwick, New York; and Meriden, Connecticut.
As of December 31, 2007, the number of remaining units in our active projects within each of these regions was as follows.

Remaining units
as of December 31, 2007
Central Florida	20
West Florida	244
South Florida	360
North Florida and South Carolina	363
Northeast	236
Other (1)	8

1,231

(1)	Includes projects in Belle Meade, Tennessee, and Houston, Texas.
The following table presents sales revenue for our development properties for the periods presented by each region described above, with the remaining projects included in the Other category.

	For the Year Ended December 31,
	2007		2006
	Percentage of		Percentage of
	Segment Sales		Segment Sales		Increase
	Revenue	Sales Revenue	Revenue	Sales Revenue	(Decrease)
Central Florida	10%	$44,796	24%	$123,691	$(78,895)
West Florida	11%	47,690	16%	80,558	(32,868)
South Florida	21%	88,887	7%	36,516	52,371
North Florida and South Carolina	26%	110,093	22%	112,984	(2,891)
Northeast	23%	99,853	23%	115,098	(15,245)
Other (1)	9%	39,459	8%	39,336	123

	100%	$430,778	100%	$508,183	$(77,405)

(2)	Includes projects in Belle Meade, Tennessee, and Houston, Texas.

The decrease in sales revenue for Central Florida was driven mostly by condominium conversions. Two projects in Orlando that have been completed and closed out reported a $61.3 million decrease. Also, a $17.3 million decrease came from one project in Ocoee that has been completed and closed out. In addition, a town home development in Kissimmee that is nearing close-out reported a $31.9 million decrease. These decreases were partially offset by an increase of $32.9 million resulting from the sale of a rental development located in Ocala in December 2007.
The decrease in sales revenue for West Florida was also driven by condominium conversions. One project in Tampa that has been completed and closed out reported a decrease of $11.3 million. Two projects reported decreases as sales activity continued to slow: $14.6 million from a project in Tampa and $2.3 million from a project in Sarasota. A $7.7 million decrease came from one Tampa project in of which the remaining units were sold in bulk in December 2007. A $3 million increase came from one mid-rise development and one land development, both of which are in Fort Meyers and completed and closed out.
The increase in sales revenue for South Florida is primarily due to a $29.8 million increase related to a Boynton Beach condominium conversion project of which the remaining units were sold in bulk in December 2007 and a $34.3 million increase contributed by a townhome development in Pompano Beach that began closing sales in the second quarter of 2007. We experienced significant defaults in 2007 at this townhome development, and sales are progressing slowly. These increases were partially offset by a decrease of $8.8 million in sales for a high-rise development in Fort Lauderdale resulting from a slowdown in sales activity. We began sales at this high-rise development in 2001 and began closings in December 2005, and there were 19 units remaining at December 31, 2007. The remaining decrease resulted from the completion and close-out of two condominium conversion projects, one in Miami Beach with a $1.9 million decrease and one in Hypoluxo with a $1 million decrease.
Projects in North Florida and South Carolina are comprised of condominium conversions. A $14.7 million decrease came from two projects that have been completed and closed out: $7.3 million from a project in Jacksonville, Florida, and $7.4 million from a project in Mt. Pleasant, South Carolina. A $30.8 million decrease for two projects in Jacksonville was the result of slower sales activity. Partially offsetting these decreases was an increase of $17.6 million for a Mt. Pleasant project of which the remaining units were sold in bulk in December 2007. In addition, two projects contributed an increase of $25.1 million as sales began in mid-2006: one project in Orange Park, Florida with a $16.1 million increase and one project in Charleston, North Carolina, with an $8.9 million increase.
In the Northeast, a $43.9 million decrease came from a high-rise development in Edgewater, New Jersey, where revenue recognition began in June 2006 under the percentage of completion method. The decrease was a result of slowing sales activity and a $19.9 million provision for uncollectible contracts receivable recorded in June 2007. See detailed discussion above under the caption “Consolidated Results of Operations — Development Division — Sales Revenue, Cost of Sales, and Gross Profit (Loss) from Sales.” A $14.7 million decrease came from three mid-rise developments in Hoboken, New Jersey, that have been completed and closed out, and a $14 million increase came from a mid-rise development in Palisades Park, New Jersey, that began closings and commenced revenue recognition in the fourth quarter of 2007. In addition, a $30.3 million increase resulted from the sale of a rental development in Meriden, Connecticut, in January 2007.
In the Other category, a $1.8 million increase related to a Belle Meade, Tennessee, land development for which the remaining sites were sold in bulk in August 2007 was partially offset by a $1.7 million decrease for a condominium conversion project in Houston, Texas, related to a slowdown in sales.

The following table presents gross profit (loss) for our development properties for the periods presented by region.

	For the Year Ended December 31,
	2007		2006
	Percentage of		Percentage of
	Segment Gross		Segment Gross	Gross Profit	Increase
	Profit (Loss)	Gross Profit (Loss)	Profit (Loss)	(Loss)	(Decrease)
Central Florida	(2%)	$2,397	72%	$38,272	$(35,875)
West Florida	20%	(25,113)	(6%)	(3,287)	(21,826)
South Florida	36%	(45,892)	(14%)	(7,328)	(38,564)
North Florida and South Carolina	12%	(14,852)	4%	1,941	(16,793)
Northeast	28%	(36,064)	43%	22,817	(58,881)
Other (1)	6%	(7,055)	1%	507	(7,562)

	100%	$(126,579)	100%	$52,922	$(179,501)

(1)	Includes projects in Belle Meade, Tennessee, and Houston, Texas.
The decrease in gross profit for Central Florida was primarily related to a decline in sales revenue.
In West Florida, a $17.7 million impairment charge in 2007 for one condominium conversion project in Sarasota accounted for $14.7 million of the increase in gross loss. See discussion of impairment charges above under the caption “Business Overview — Outlook — Development Division.” The remaining increase in gross loss was primarily related to a decline in sales revenue.
The increase in gross loss for South Florida was principally due to a $32.3 million impairment charge in 2007 for one condominium conversion project in Boynton Beach, which accounted for a $25.2 million increase in gross loss. In addition, a $15.1 million increase in gross loss came from a reduction in the expected gross margin for a high-rise development in Fort Lauderdale. Partially offsetting these items was $1.8 million of gross profit for a townhome development in Pompano Beach that began closings and revenue recognition during 2007.
Of the $16.8 million decrease in gross profit (loss) for North Florida and South Carolina, $5.7 million was the result of an impairment charge in 2007 of $9.3 million for a condominium conversion project in Jacksonville, Florida. The remaining decrease came from reductions in expected gross margins.
In the Northeast, a $32 million decrease in gross profit (loss) was the result of a $32 million impairment charge in 2007 for one mid-rise development in Palisades Park, New Jersey, which began closing sales in the fourth quarter of 2007. A $12 million decrease came from a reduction in the expected gross margin, and a $11 million decrease resulted from a decline in revenue, for a high-rise development in Edgewater, New Jersey. A $2.3 million decrease was the result of a decrease in revenue for a Hoboken, New Jersey, mid-rise development that is now completed and closed out. A $1.1 million increase represents the gross profit from the sale of a rental development in Meriden, Connecticut, in January 2007. The remaining decrease was the result of reductions in expected gross margins.
The decrease in gross profit (loss) for Other was the result of reductions in expected gross margins.

The following table presents sales revenue for our development properties for the periods presented by region.

	For the Year Ended December 31,
	2006		2005
	Percentage of		Percentage of
	Segment Sales		Segment Sales		Increase
	Revenue	Sales Revenue	Revenue	Sales Revenue	(Decrease)
Central Florida	24%	$123,691	45%	$331,742	$(208,051)
West Florida	16%	80,558	14%	100,277	(19,719)
South Florida	7%	36,516	25%	183,239	(146,723)
North Florida and South Carolina	22%	112,984	7%	53,418	59,566
Northeast	23%	115,098	7%	49,263	65,835
Other (1)	8%	39,336	2%	17,589	21,747

	100%	$508,183	100%	$735,528	$(227,345)

(1)	Includes projects in Belle Meade, Tennessee, and Houston, Texas.
A $240.6 million decrease in sales revenue in Central Florida was principally related to four condominium conversion projects in Orlando and Celebration that had reached or neared completion and close-out by the end of 2005. In addition, a townhome development in Kissimmee had reached or neared completion and close-out by 2005 and accounted for a decrease of $31.9 million. Partially offsetting these decreases was a $41.9 million increase contributed by a townhome development in Kissimmee that began closings and revenue recognition during 2006. Also, a condominium conversion project in Orlando that began closings and revenue recognition in mid-2005 and was closed out by the end of 2006 accounted for a $23 million increase in sales revenue.
In West Florida, a $41.4 million decrease was the result of the completion and sell-out of two projects: a $22.1 million decrease for one mid-rise development in Fort Myers and a $19.4 million decrease for a townhome development in Tampa. In addition, a $12.1 million decrease for two condominium conversion projects in Tampa was the result of a slowdown in sales. Partially offsetting these decreases was an increase of $33.6 million from commencing closings and revenue recognition for two condominium conversion projects: one with a $26.5 million increase in Tampa and one with a $7.1 million increase in Sarasota.
In South Florida, a condominium conversion project in Hypoluxo brought a $105.9 million decrease as it was nearly completed and closed out during 2005. A condominium conversion project in Boynton Beach that was completed and closed out during 2005 accounted for a $17.2 million decrease. In addition, a condominium conversion project in Fort Lauderdale that was completed and closed out during 2005 accounted for a $2.4 million decrease. A high-rise development in Fort Lauderdale that began sales in 2001 and closings in December 2005 accounted for a $37.8 million decrease related to slowing sales activity. A $12.8 million increase in revenue came from a condominium conversion project in Boynton Beach that began closings and revenue recognition in 2006. Our first condominium conversion project in Miami Beach contributed a $3.6 million increase from three sales in 2007, while this project had no sales in 2005.
In North Florida and South Carolina, a $59.6 million increase came from four condominium conversion projects that commenced closings and revenue recognition during 2006: $59.5 million from two projects in Jacksonville, Florida, $7.7 million from a project in Charleston, South Carolina, and $7.3 million from a project in Mt. Pleasant, South Carolina. A slowdown in sales accounted for a $14.9 million decrease at two condominium conversion projects: $13.1 million from a Jacksonville project and $1.8 million for a Mt. Pleasant, South Carolina, project.

In the Northeast, a $62.8 million increase was contributed by a mid-rise development in Edgewater, New Jersey, and a $28.5 million increase was contributed by a mid-rise development in Hoboken, New Jersey, both of which commenced revenue recognition during 2006. An increase of $11.2 million came from a traditional new development in Warwick, New York, that began closings and revenue recognition in mid-2005. A $36.7 million decrease resulted from two mid-rise developments in Hoboken nearing completion by the end of 2005.
In the Other category, a $25.9 million increase related to a condominium conversion project in Houston, Texas, that began closings and revenue recognition in mid-2005 was partially offset by a $4.2 million decrease resulting from a slowdown in sales at a land development in Belle Meade, Tennessee.
The following table presents gross profit (loss) for our development properties for the periods presented by region.

	For the Year Ended December 31,
	2006		2005
	Percentage of		Percentage of
	Segment Gross	Gross Profit	Segment Gross		Increase
	Profit (Loss)	(Loss)	Profit (Loss)	Gross Profit	(Decrease)
Central Florida	72%	$38,272	51%	$91,284	$(53,012)
West Florida	(6%)	(3,287)	9%	16,562	(19,849)
South Florida	(14%)	(7,328)	24%	41,725	(49,053)
North Florida and South Carolina	4%	1,941	5%	9,708	(7,767)
Northeast	43%	22,817	10%	16,829	5,988
Other (1)	1%	507	1%	1,571	(1,064)

	100%	$52,922	100%	$177,679	$(124,757)

(1)	Includes projects in Belle Meade, Tennessee, and Houston, Texas.
A $69.1 million decrease in gross profit in Central Florida was principally related to four condominium conversion projects in Orlando and Celebration that had reached or neared completion and close-out by the end of 2005. In addition, a townhome development in Kissimmee had reached or neared completion and close-out by 2005 and accounted for a decrease of $3.2 million. Partially offsetting these decreases was an $8.7 million increase contributed by a townhome development in Kissimmee that began closings and revenue recognition during 2006. Also, a condominium conversion project in Orlando that began closings and revenue recognition in mid-2005 and was closed out by the end of 2006 accounted for an $11 million increase in gross profit.
In West Florida, a $10.4 million decrease in gross profit (loss) was the result of the completion and sell-out of two projects: a $6.2 million decrease for one mid-rise development in Fort Myers and a $4.2 million decrease for a townhome development in Tampa. In addition, a $13.9 million decrease for two condominium conversion projects in Tampa was primarily the result of reductions in expected margins. A decrease of $2.9 million was the result of an impairment charge in 2006 for a condominium conversion project in Sarasota that began closings and revenue recognition in 2006. Partially offsetting these decreases was an increase of $7.5 million from commencing closings and revenue recognition for a condominium conversion project in Tampa.
In South Florida, a condominium conversion project in Hypoluxo brought a $26.8 million decrease in gross profit (loss) as it was nearly completed and closed out during 2005. A condominium conversion project in Boynton Beach that was completed and closed out during 2005 accounted for a $4.5 million decrease. In addition, a condominium conversion project in Fort Lauderdale that was completed and closed out during 2005 accounted for a $923,000 decrease. A high-rise development in Fort Lauderdale that began sales in 2001 and closings in December 2005 accounted for a $9 million decrease primarily resulting from a decline in sales revenue. A decrease of $7.2 million was the result of an impairment charge in 2006 for a condominium conversion project in Boynton Beach that began closings and revenue recognition in 2006. A decrease of $727,000 was the result of an impairment charge in 2006 for our first condominium conversion project in Miami Beach.
In North Florida and South Carolina, a $12.1 million increase came from two condominium conversion projects that commenced closings and revenue recognition during 2006: $10.2 million from a project in Jacksonville, Florida, and $1.9 million from a project in Charleston, South Carolina. Impairment charges for two condominium conversion projects in 2006 that began closings and revenue recognition during 2006 resulted in an $8.2 million decrease: $3.6 million for a Jacksonville project and $4.6 million for a project in Mt. Pleasant, South Carolina. A decrease of $11.7 million was primarily caused by reductions in expected gross margins for two condominium conversion projects: $8.3 million from a Jacksonville project and $3.4 million for a Mt. Pleasant, South Carolina project.
In the Northeast, a $15.7 million increase was contributed by a mid-rise development in Edgewater, New Jersey, and a $5 million increase was contributed by a mid-rise development in Hoboken, New Jersey, both of which commenced revenue recognition during 2006. A $14.9 million decrease resulted from two mid-rise developments in Hoboken nearing completion by the end of 2005.
The $1 million decrease for the Other category was primarily related to a slowdown in sales at a land development in Belle Meade, Tennessee.
Active Projects and Development Pipeline. As presented in the following table, as of December 31, 2007, our sales backlog was $70.2 million from 16 for-sale communities under active development, including both consolidated and unconsolidated projects.

	High- and	Townhome and
	Mid-rise	Traditional New	Condominium	Land
	Developments	Developments	Conversions	Development	Total
Current expected average gross profit margin (1)	6.0	4.0	3.1	—	4.4
Number of remaining units	192	546	694	—	1,432
Backlog: (2)
Number of units	48	73	80	—	201
Aggregate contract prices (3)	$29,397	$27,013	$13,754	$—	$70,164
Average price per unit	$612	$370	$172	$—	$349
Unsold homes under active development:
Number of units	144	473	614	—	1,231
Estimated remaining sell-out of unsold units (4)	$136,271	$193,659	$95,249	$—	$425,179
Total estimated remaining sell-out (5)	$165,668	$220,672	$109,003	$—	$495,343

Estimated debt on completion (6)	$65,715		$41,870
Ratio of fully funded debt to total estimated remaining sell-out	40%		38%

(1)	Expected gross profit margins reflect all project costs, including development salaries, marketing, selling, and other costs.

(2)	Represents units sold but not yet closed.

(3)	Of the sales backlog, we have recognized revenue of $9.6 million under the percentage-of-completion method.

(4)	Values in estimated remaining sell-out include other income of $8.4 million for sales other than the offering prices of homes such as marinas, parking, upgrades and commercial units.

(5)	Our weighted average profits interest is 77%.

(6)	Estimated debt on completion is equal to the total financing commitments including amounts outstanding at December 31, 2007. Townhome and traditional new developments are financed with multi-year revolving credit facilities.
The following table presents the changes in the aggregate contract values in our sales backlog by product-type and aggregate units from September 30, 2007, to December 31, 2007.

	High- and	Townhome and
	Mid-rise	Traditional New	Condominium	Land		Total
	Developments	Developments	Conversions	Development	Total	Units
Backlog as of September 30, 2007	$46,762	$27,736	$18,225	$2,314	$95,037	341
Net new orders	9,360	6,123	80,154	—	95,637	637
Closings	(26,725)	(6,846)	(84,625)	(1,750)	(119,946)	(777)
Adjustments to prices	—	—	—	(564)	(564)	—

Backlog as of December 31, 2007	$29,397	$27,013	$13,754	$—	$70,164	201

Net new orders include gross new orders of 753 units with an aggregate contract value of $121.5 million and contract cancellations of 116 units with an aggregate contract value of $27.1 million.
The following table presents our default rate, which is computed as the number of firm contracts canceled for the period divided by new orders for the period, by product-type. We believe the increases in 2007 were related primarily to instability in the mortgage lending industry.

	For the Years Ended December 31,
	2007	2006	2005
High- and mid-rise developments	44.3%	2.4%	1.9%
Townhome and traditional new developments	60.0%	2.5%	0.3%
Condominium conversions	13.5%	18.6%	2.1%
Land developments	—	—	—

All active development projects	19.1%	15.8%	1.8%

The following table presents total estimated remaining sell-out, debt, the ratio of debt to total estimated remaining sell-out, and backlog as of December 31, 2007, for our completed condominium inventory.

	December 31, 2007
			Debt/Total
	Total Estimated		Estimated
	Remaining		Remaining
Projects	Sell-out	Debt	Sell-out	Backlog
Bishops Court at Windsor Parke	$3,331	$—	—	$1,103
Cobblestone at Eagle Harbour	21,806	10,571	48%	1,019
Cordoba Beach Park	360	—	—	—
The Hamptons	184	—	—	—
Las Olas River House	33,577	14,089	42%	1,150
Lofts on Post Oak	9,648	5,328	55%	7,571
Mirabella	17,581	7,586	43%	1,579
Oxford Place	9,306	—	—	393
The Tradition at Palm Aire	37,141	18,281	49%	—
Twelve Oaks at Fenwick Plantation (1)	9,644	—	—	2,089

	$142,578	$55,855	39%	$14,904

(1)	This property is pledged as collateral under the line of credit with Bank of America with a December 31, 2007, balance of $14.1 million.
The following table presents information about remaining costs and available financing for our active for-sale communities.

	High- and	Townhome and
	Mid-rise	Traditional New	Condominium
	Developments	Developments	Conversions	Total
Projects with revolving construction facilities currently in place:
Costs to complete (1)	$—	$79,774	$—	$79,774
Available financing (2)	$—	$79,766	$—	$79,766

Other projects with financing currently in place:
Costs to complete (1)	$9,764	$—	$—	$9,764
Available financing	$5,354	$—	$—	$5,354

Projects without construction financing currently in place:
Costs to complete (1)	$—	$—	$2,963	$2,963
Anticipated financing	$—	$—	$104	$104

(1)	Costs to complete represent estimated construction costs to complete the project. In addition to these costs, we anticipate incurring marketing, advertising, selling commissions and closing costs, and interest. Costs to complete for condominium conversions represent unit upgrades that will be incurred upon sale of the units.

(2)	Costs to complete are expected to be funded by borrowings under revolving construction facilities.
In addition to the active for-sale communities described above, we have active rental communities with 1,969 units under development. We also have 1,552 units in nine communities in our development pipeline. Our development pipeline includes projects either owned or for which we have site control and for which we may not have obtained zoning and other governmental approvals and final determination of economic feasibility. We anticipate these projects will be completed and sold over the next six years.
The following tables present the changes in the number of units in our active projects and development pipeline between September 30, 2007, and December 31, 2007.

	Changes in Units in Active Projects and Development Pipeline
	September 30, 2007, to December 31, 2007
		Mixed-use	Townhome
	High- and	Residential and	and Traditional
	Mid-rise	Commercial	New	Condominium	Land	Rental
	Developments	Developments	Developments	Conversions	Development	Developments	Total

Active projects as of September 30, 2007	449	—	839	1,335	79	2,553	5,255
Closings	(45)	—	(12)	(641)	(79)	(616)	(1,393)
Transfer to development pipeline	—	—	—	—	—	(133)	(133)
Adjustment to number of units	(212)	—	(281)	—	—	165	(328)

Active projects as of December 31, 2007	192	—	546	694	—	1,969	3,401

Development pipeline as of September 30, 2007	1,026	1,325	172	—	—	524	3,047
Additions	274	—	—	—	—	319	593
Transfer from active projects	—	—	—	—	—	133	133
Transfer to rental developments	(576)	—	—	—	—	576	—
Discontinued projects	(150)	(1,125)	(100)	—	—	—	(1,375)

Development pipeline as of December 31, 2007	574	200	72	—	—	1,552	2,398

The following table presents the number of units in our active projects and development pipeline by geographic region as of December 31, 2007. As in the regional discussion above, Northeast includes the states of Connecticut, New Jersey and New York, and Southeast includes the states of Florida, South Carolina, Tennessee and Texas.

	Units in Active Projects and
	Development Pipeline at December 31, 2007
	Northeast	Southeast	Total
High- and mid-rise developments	747	19	766
Mixed-use residential and commercial developments (1)	200	—	200
Rental communities in lease-up or under development or reposition	2,005	1,516	3,521
Townhome and traditional new developments	195	423	618
Condominium conversions	—	694	694

Total	3,147	2,652	5,799

(1)	These projects include commercial space with 150,000 square feet.
We have an aggregate weighted-average interest in these active projects and development pipeline of 83%.
Investment Division
As stated previously, results for our segments do not distinguish between revenues of consolidated and unconsolidated properties. Therefore, rental revenue and net operating income (rental revenue less property operating expenses) in the following discussion include both consolidated and unconsolidated rental communities. Rental revenue and net operating income in the following discussion also include operating results of properties sold or held for sale and reported in discontinued operations in our consolidated operating results. You should read the following discussion together with the operating statements and summary of net operating income in NOTE 10. “SEGMENT REPORTING” in the Notes to Consolidated Financial Statements. Net operating income is a supplemental non-GAAP financial measure. We present reconciliation of net operating income to net income for Investment in the operating statements in NOTE 10. “SEGMENT REPORTING” in the Notes to Consolidated Financial Statements.
The Investment Division reported net operating income of $51.1 million in 2007, $47.4 million in 2006, and $55.3 million in 2005. Net operating income as a percentage of rental revenue was 47.3% in 2007, 51.4% in 2006, and 48.2% in 2005. An increase of $7.7 million in 2007 is attributable to eleven properties no longer targeted for conversion to condominium homes for sale. This increase is partially offset by a decrease of $1.7 million for properties held in both years. In addition, properties in lease-up contributed a decrease of $1.4 million. A decrease of $3.5 million in 2006 resulted from transferring rental communities with 2,583 apartments to the Development Division for conversion to condominium homes for sale. Properties sold in 2005 and 2006 contributed a decrease of $3.9 million in 2006. Partially offsetting these decreases is an increase of $2.2 million for properties held in both years.

The following table presents net operating income for our 32 same store stabilized rental apartment communities with 6,675 units (consolidated and unconsolidated, including properties held for sale for which operating results have been presented in discontinued operations) owned for all three years presented below.

	For the Years Ended December 31,
	2007	2006	2005
Same store stabilized apartment communities:
Rental revenue	$61,753	$62,438	$59,910
Property operating expenses	(31,157)	(30,168)	(29,829)

Net operating income	$30,596	$32,270	$30,081

Net operating income as a percentage of rental revenue	49.5%	51.7%	50.2%
Average monthly rental revenue per unit	$771	$780	$748
Net operating income for our 32 same store stabilized apartment communities held for three years, with 6,675 units decreased $1.7 million, or 5.2%, in 2007 compared to 2006 and increased $2.2 million, or 7.3%, in 2006 compared to 2005. The decrease in 2007 was primarily due to an increase of 3.3% in property operating expenses and a decrease of 1.1% in rental revenue. The increase in 2006 was mostly due to a 4.2% increase in rental revenue.
Gains on sale of real estate, including properties owned through unconsolidated partnerships and joint ventures, were $59.1 million in 2007, $24.3 million in 2006, and $68.9 million in 2005. We sold ten apartment communities and three commercial properties in 2007, five apartment communities and five commercial properties in 2006, and ten apartment communities and six commercial properties in 2005.
During the year ended December 31, 2007, we wrote down the carrying value of eight apartment communities, two commercial properties, and one parcel of land to their fair value less estimated selling costs and recorded impairment charges of $151.8 million, of which $108.1 million is presented in loss from continuing operations and $43.7 million is presented in discontinued operations.
Interest expense increased by $38.9 million in 2007 compared to 2006. Properties no longer targeted for conversion to condominium homes for sale contributed an increase of $27.8 million. The 32 same store stabilized apartment communities reported a $3.2 million increase due to default interest, late fees and increased debt due to refinancings. Interest expense of $33.5 million in 2006 was comparable to interest expense of $33.7 million in 2005.
Depreciation expense was $17.8 million in 2007, $15.9 million in 2006, and $16.9 million in 2005. Properties no longer targeted for conversion to condominium homes for sale contributed an increase of $3.2 million in 2007. This increase was partially offset by a decrease of $1 million for properties held in both years partially due to resuming depreciation on one property in 2006. In 2006, we decided not to sell two properties and resumed depreciating them, resulting in an increase of $1.1 million.
General and administrative expenses of the Investment Division were $13.3 million in 2007, $6.8 million in 2006 and $9.9 million in 2005. General and administrative expenses were 12.4% of divisional revenues in 2007, 7.4% in 2006, and 8.6% in 2005. The increase in 2007 compared to 2006 is principally due to legal and financial advisory expenses related to restructuring efforts and legal fees paid to lenders. The decrease in 2006 compared to 2005 is principally due to $2 million of investment banking advisory fees incurred in 2005 in connection with the 2005 capital redeployment plan.

Liquidity and Capital Resources
Liquidity
Historically, our principal sources of cash have been proceeds from sales of for-sale or for-rent housing, borrowings, rental operations and proceeds from the sale of rental real estate. Throughout 2007, market conditions in the homebuilding industry continued to deteriorate. This market deterioration was driven primarily by a decline in consumer confidence and increased volatility in the mortgage market and resulted in a decline in home prices and sales volume, increases in cancellations, increased use of sales discounts, higher brokerage fees and other sales incentives, and increased interest and other carrying costs. The decline in home prices and increase in discounts and incentives decreased cash flows as closings required additional cash to satisfy lender release prices. We also incurred additional lease-up and interest costs associated with apartment properties that we had targeted for conversion into condominiums and subsequently decided to operate as rental properties. Current market conditions remain difficult, and these conditions may continue to adversely impact our operations.
The sudden and rapid deterioration in the real estate credit markets in the summer of 2007 prevented us from completing financing transactions that had been under negotiation, materially affecting our liquidity, including our ability to repay existing indebtedness as it became due and meet other current obligations, and our ability to comply with financial covenants contained in our existing debt agreements. As described in more detail under “Mortgages and Other Debt” below and in NOTE 5. “NOTES PAYABLE” in the accompanying Notes to Consolidated Financial Statements, we did not pay August 2007 debt service as scheduled and received notices of default and acceleration from most of our lenders. These loans have now been reinstated and/or satisfied through sale of the associated assets. As described in more detail below under “Mortgages and Other Debt,” as of December 31, 2007, we were not in compliance with financial covenants in certain of our existing debt agreements. Failure to comply with these covenants could constitute an event of default that allows the lenders to demand immediate repayment of all outstanding borrowings or pursue other remedies unless we can reach an agreement with such lenders to amend the financial covenants. Our inability to comply with our financial covenants, obtain waivers of non-compliance, restructure our debt or obtain alternative financing to replace our existing debt would have a material adverse effect on the Company’s financial position, results of operations and cash flows.
In response to these events, we began a program to sell non-core assets, including all of the multi-family properties that had been targeted for condominium conversion. Nine of these properties were sold between September 2007 and January 2008, and two more properties are currently under contract of sale. In general, these newer, high quality assets were in different stages of lease-up or renovation in connection with being repositioned as rental properties. Moreover, most of these properties had been financed with significant amounts of short-term, floating rate debt. Accordingly, the sale of these assets improved our liquidity by reducing negative cash flow, reducing debt, and generating sales proceeds. In addition, in an effort to reduce overhead, we implemented a workforce reduction in August 2007. However, due to severance costs, the workforce reduction had very little impact on expenses for 2007.
Our plan to improve our liquidity contemplates additional property sales and, more importantly, continued reduction in our condominium inventory. In addition, we continue to negotiate extensions of maturing debt obligations. Some of our efforts to reduce costs were offset by fees paid to financial advisors and other consultants we engaged in the third quarter of 2007 to assist with the evaluation of strategic and financial alternatives.
Our consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2007, we had $1,111.6 million in consolidated debt, and had guaranteed additional debt of our unconsolidated joint ventures totaling $31.6 million. For the year ended December 31, 2007, we incurred a net loss of ($388.4 million). As of December 31, 2007, we had stockholders’ deficit of ($112.8 million), which was a significant decrease compared to stockholders’ equity of $279.5 million as of December 31, 2006. These factors raise substantial doubt about our ability to continue as a going concern; however, management believes that our current initiatives will continue to generate sufficient liquidity to adequately fund operations and enable us to continue as a going concern. Nonetheless, there can be no assurance that we will be able to successfully implement our plan on favorable terms, or at all. The success of this plan will depend on our ability to complete our planned sales of properties, to modify or obtain waivers of financial covenants in our debt agreements, to extend or refinance our maturing debt obligations, and to continue to sell completed homes in our inventory. If we are unable to generate sufficient liquidity to fund our operations or are unable to modify or obtain waivers of financial covenants and extend or refinance our maturing debt, it may be necessary for us to undertake other actions as may be appropriate at such time. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets.
Mortgages and Other Debt
As of December 31, 2007, our total consolidated debt was $1,111.6 million, and we have guaranteed additional debt of our unconsolidated joint ventures totaling $31.6 million. Of that amount, a $7.4 million land loan secured by a property in Norwalk, Connecticut, matured in July 2007 and is currently in default. The lender has initiated judicial foreclosure proceedings, which we intend to defend. Accrued but unpaid interest at the contractual rate and late fees on this loan were approximately $1 million at December 31, 2007.
In addition, as of December 31, 2007, we did not meet the financial covenants in the loan agreements for $373.2 million of consolidated debt. We have obtained waivers of the financial covenants for $364.2 million of this debt. After obtaining a waiver, we sold a rental development in February 2008 and repaid the related $76.2 million construction loan. There can be no assurance that we will be able reach an agreement with these lenders to modify or waive the financial covenants. Our inability to comply with our financial covenants, obtain waivers of non-compliance, restructure our debt or to refinance our existing debt as it matures would have a material adverse effect on the Company’s financial position, results of operations and cash flows.
The following table summarizes principal payments on loans due in each calendar quarter of 2008.

	Three Months Ending
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008	Total
Consolidated debt matured or maturing during the period	$109,816	$105,672	$54,954	$27,484	$297,926
Less debt satisfied subsequent to December 31, 2007	84,272	36	37	40	84,385

Remaining consolidated debt maturing during the period	$25,544	$105,636	$54,917	$27,444	$213,541

Debt of unconsolidated joint ventures guaranteed by Tarragon maturing during period	$—	$31,570	$—	$—	$31,570

Debt maturing in the first quarter of 2008 includes the $7.4 million land loan in default described above. We are currently negotiating an extension for another $7.4 million land loan that matures on March 28, 2008. We have offered to convey the rental apartment community securing a $4.7 million nonrecourse mortgage that matured on March 1, 2008, to the lender in satisfaction of the mortgage and are cooperating with the lender to effect a foreclosure or a deed in lieu of foreclosure. We intend to seek extensions or alternative financing for loans maturing in the second, third, and fourth quarters of 2008 to the extent these loans are not repaid with proceeds from sales. There can be no assurance that we will be able to obtain extensions or alternative financing to satisfy this debt as it comes due.
Senior Convertible Notes. The outstanding principal balance of our convertible notes was $5.8 million at December 31, 2007. In January 2008, we entered into a settlement agreement with the noteholder to satisfy the $5.8 million of outstanding senior convertible notes and $400,000 of accrued interest for a payment of $3.6 million.
Subordinated Unsecured Notes. On June 15, 2005, we issued $40 million of subordinated unsecured notes due June 30, 2035. The notes bear interest, payable quarterly, at 8.71% through June 30, 2010, and afterwards at a variable rate equal to LIBOR plus 4.4% per annum (9% at December 31, 2007). The notes are prepayable after June 30, 2010, at par. On September 12, 2005, we issued an additional $25 million of subordinated unsecured notes due October 30, 2035. These notes bear interest, payable quarterly, at 8.79% through October 30, 2010, and afterwards at a variable rate equal to LIBOR plus 4.4% per annum (9% at December 31, 2007). The notes are prepayable after October 30, 2010, at par. On March 1, 2006, we issued an additional $60 million of subordinated unsecured notes due April 30, 2036. These notes bear interest at 400 basis points over 30-day LIBOR, with interest payable quarterly (8.6% at December 31, 2007). The notes are prepayable after April 30, 2011, at par. As of December 31, 2007, the outstanding principal balance of these three series of subordinated unsecured notes was $125 million.
As of December 31, 2007, we were not in compliance with the debt service coverage ratio and net worth covenants contained in the indentures for the subordinated unsecured notes. In an effort to address these existing covenant violations, in March 2008, we entered into an agreement (the “Subordination Agreement”) with the note holders pursuant to which the $36 million affiliate loan described below is subordinated to the subordinated unsecured notes. In exchange for this subordination, the subordinated note holders have agreed to (1) waive compliance with the financial covenants applicable to the subordinated notes through September 2009 and (2) grant a 270-day option to affiliates of Mr. Friedman and Mr. Rothenberg to purchase the subordinated notes from the note holders at a discount (the “Option”).
Unsecured Loan from Affiliates. At December 31, 2007, we had a $36 million unsecured term loan with affiliates of William S. Friedman, our chief executive officer and chairman of our board of directors. This loan was modified in November 2007, converting it from a revolving line of credit to a term loan and extending its maturity to January 2009. The loan bears interest at the lower of 100 basis points over the 30-day LIBOR or the lowest rate offered in writing to us for an unsecured loan by an institutional lender (5.6% at December 31, 2007). Interest payments totaling $1.5 million were approved by the board and paid in November and December 2007. In January 2008, Mr. Friedman sold $10 million of this loan to Robert Rothenberg, our president and chief operating officer and a member of our board of directors. In connection with this sale, we issued replacement notes in the amounts of $26 million to affiliates of Mr. Friedman and $10 million to Mr. Rothenberg.
In consideration for entering into the Subordination Agreement and Option and agreeing to assign the Option to us, the non-management members of our board of directors unanimously approved the issuance to Mr. Friedman and Mr. Rothenberg of five-year warrants to purchase 3.5 million shares of our common stock at an exercise price of $2.35, which was the closing price of our common stock on The Nasdaq Global Select Market on the date of issuance. In addition, we entered into amendments to the affiliate notes and related documents which (1) increased the annual rate of interest paid on the affiliate notes to 12.5%, (2) extended the term of the affiliate notes to the later of March 2013, and the second anniversary of the repayment in full of the subordinated unsecured notes and (3) requires mandatory prepayments, after repayment in full of the subordinated unsecured notes, out of excess cash receipts. The payment of cash interest on the affiliate notes may not exceed 5% per annum for as long as the affiliate notes remain subject to the subordination agreement. The balance of the interest will be added to the principal balance of the loan.
Secured Credit Facilities. As of December 31, 2007, we had $14.1 million outstanding under a line of credit with Bank of America secured by assets of one of our consolidated joint ventures and unsold units of one of our condominium conversion properties. Advances under the loan bear interest at 225 basis points over 30-day LIBOR (6.85 % at December 31, 2007). Payments of interest only are due monthly, with all outstanding principal and interest due in May 2008. As of December 31, 2007, we were not in compliance with certain of the covenants contained in this line of credit. We have obtained waivers of the financial covenants through maturity.
Ansonia, a consolidated joint venture which is 89.44% owned by Tarragon, has a $399.5 million secured credit facility with GECC secured by first and second liens on 23 of its properties, as well as pledges of equity interests in the property owning entities. The non-recourse mortgage loans under this facility are cross-collateralized and cross-defaulted with each other and with the $17.3 million mortgage discussed below, and mature in November 2012. Interest accrues on $367.6 million of this indebtedness at a blended fixed rate of 5.95% payable monthly. The remaining $31.9 million bears interest at a blended floating rate of 7.1% in excess of LIBOR (11.7% as of December 31, 2007) and requires monthly payments of principal and interest computed on a 25-year amortization schedule. The properties securing these loans are subject to a cash management agreement whereby GECC collects rents and funds debt service, reserves, and property operating expenses.
We currently have a non-recourse mortgage loan of $17.3 million under a secured credit facility with GECC that matures in September 2009. The loan bears interest at a fixed rate of 6.06%, payable monthly, and is cross-collateralized and cross-defaulted with the $399.5 million secured credit facility discussed above.
Non-recourse Mortgage Debt. In addition to the GECC secured credit facility, as of December 31, 2007, we had an aggregate of $77.6 million of outstanding non-recourse indebtedness ($24.6 million of which is presented with liabilities related to assets held for sale at December 31, 2007), secured by 12 rental apartment communities and one commercial property. The agreements governing this mortgage debt generally do not contain restrictive covenants and are not guaranteed by us or any of our subsidiaries or joint ventures. These mortgage loans bear interest at various fixed rates and, as of December 31, 2007, the weighted average rate of these mortgage loans was 5.84%.
Recourse Mortgage Debt. The following table summarizes the material terms of our recourse mortgage debt:

	Recourse	Non-Recourse			Tarragon’s
	Balance at	Balance at	Interest Rate at		Interest in
Project	December 31, 2007	December 31, 2007	December 31, 2007	Maturity Date	Profits

Bermuda Island	$41,458	$—	6.95%	Apr-2008	100%
Las Olas River House	12,102	—	6.75%	Jul-2008	100%
Las Olas River House	1,987	—	7.52%	Jul-2012	100%
Northgate	15,000	2,019	7.10%	Apr-2008	100%
Orlando Central Park	5,455	—	6.60%	Apr-2008	100%

	$76,002	$2,019

In October 2007, we entered into agreements with Bank of America under which the mortgage loans secured by Bermuda Island, Northgate and Orlando Central Park and the River Oaks land loan (See “Land Loans” below) are now cross defaulted. As of December 31, 2007, we were not in compliance with the financial covenants contained in the loans secured by Northgate and Orlando Central Park. Bank of America also agreed to waive the financial covenants through the loan maturities.

As of December 31, 2007, we were not in compliance with the leverage and net worth covenants contained in the $2 million mortgage secured by Las Olas River House. We have obtained a waiver of financial covenants through December 31, 2008, from the lender. In addition, as of December 31, 2007, we were not in compliance with the net worth covenant on the $12.1 million mortgage secured by Las Olas River House. We have executed an amended forbearance agreement with the lender extending the forbearance period through July 2008, when the loan matures. See discussion of forbearance agreement below under “Land Loans.”
Construction Loans. In connection with our various development projects, we obtain loans to finance the cost of construction. Generally, one of our subsidiaries or a joint venture will incur the construction loan, and we will guarantee the repayment of the construction loan and/or grant a completion guarantee with respect to the project. In general, we repay outstanding amounts under construction loans on for-sale communities with proceeds from home sales. We refinance construction loans on rental communities with long-term mortgage financing upon the completion and stabilization of the properties. The following table summarizes the material terms of our subsidiaries’ construction loans, all of which we have guaranteed:

	Commitment	Balance at	Interest Rate at	Maturity	Tarragon’s
Project	Amount	December 31, 2007	December 31, 2007	Date	Interest in Profits

800 Madison	$74,000	$35,543	6.85%	Dec-2009	70%
1000 Jefferson (1)	77,000	76,262	6.35%	Mar-2008	70%
Aldridge	22,950	20,610	6.50%	Jan-2009	100%
One Hudson Park	14,490	14,190	7.10%	Jul-2008	100%
Stonecrest	1,400	810	6.50%	Jul-2008	100%
Trio West	37,136	32,081	7.60%	Jan-2009	100%
Vintage at the Grove	47,000	30,547	6.60%	Mar-2010	100%
Warwick Grove	20,000	3,298	6.80%	Sep-2008	50%

	$293,976	$213,341

(1)	We sold this property in February 2008 and repaid the loan balance.
In November 2007, we entered into agreements with National City and Capmark Finance pursuant to which they agreed to forbear from exercising their rights under the existing defaults under the Aldridge and Stonecrest construction loans and the loan secured by Gables Floresta and Tarragon’s guarantees until July 14, 2009, the maturity date of one of the construction loans. Under the terms of the agreements, these loans are now cross-defaulted and cross-collateralized, and August through October 2007 debt service payments of $1.9 million were paid in January 2008. Subject to the terms of the forbearance agreement, the lender conditionally waived payment of approximately $2.4 million of default interest provided there are no further defaults under the existing loans through July 2009. The loan secured by Gables Floresta was reduced from $74.4 million to $14.4 million when the property was sold in December 2007, and this note (the “Shortfall Note”) is now secured by second liens on the other two properties. The Shortfall Note matures in December 2009. As of December 31, 2007, we were not in compliance with the net worth covenant contained in the Shortfall Note. Pursuant to the forbearance agreement, we are not required to meet this covenant until June 30, 2009.
As of December 31, 2007, we were not in compliance with the financial covenants contained in the 800 Madison, One Hudson Park, Warwick Grove, and Trio West construction loans. We have obtained a waiver of these financial covenants through December 31, 2008, for the 800 Madison loan. In addition, the lender on the Trio West and One Hudson Park loans waived the financial covenants through March 2008, and amended the financial covenants in March 2008 to measures with which we believe we can comply. We obtained a waiver of the financial covenants from the lender on the Warwick Grove loan until the next reporting period ending March 31, 2008.
Condominium Conversion Loans. Historically, we have obtained loans to finance the cost of acquiring and/or renovating rental properties for conversion into condominium homes. Generally, one of our subsidiaries or a joint venture incurred the loan, and we guaranteed the repayment of the loan. The following table summarizes the material terms of our subsidiaries’ outstanding condominium conversion loans. See the table that presents the ratio of debt to total estimated remaining sell-out as of December 31, 2007, for our subsidiaries’ completed condominium conversion properties under the caption “Development Division” above.

		Recourse	Non-Recourse			Tarragon’s
	Commitment	Balance at	Balance at	Interest Rate at	Maturity	Interest in
Project	Amount	December 31, 2007	December 31, 2007	December 31, 2007	Date	Profits

Cobblestone at Eagle Harbor	$10,675	$10,571	$—	7.10%	Aug-2008	100%
Mirabella	7,586	7,557	29	7.34%	Jul-2009	100%
The Tradition at Palm Aire	18,281	8,000	10,281	7.55%	Aug-2009	100%

	$36,542	$26,128	$10,310

Acquisition and Development Loans. In connection with some of our development projects, we obtain loans to finance the purchase and the development of land infrastructure. Generally, one of our subsidiaries or a joint venture will incur the loan, and we will guarantee the repayment of the loan. The following table summarizes the material terms of our subsidiaries’ acquisition and development loans, all of which we have guaranteed:

					Tarragon’s
	Commitment	Balance at	Interest Rate at		Interest in
Project	Amount	December 31, 2007	December 31, 2007	Maturity Date	Profits

The Exchange (1)	$12,000	$12,000	13.00%	Dec-2008	100%
Stonecrest	5,790	4,639	6.50%	Jul-2008	100%
Trio East	3,600	3,600	6.75%	May-2008	100%
Warwick Grove	5,244	5,231	6.80%	Sep-2008	50%

	$26,634	$25,470

(1)	This property is part of the collateral securing The Green at East Hanover loan.
As of December 31, 2007, we were not in compliance with the financial covenants contained in the Trio East and Warwick Grove loans. We have received a waiver of financial covenants through the maturity of the Trio East loan. We have obtained a waiver of the financial covenants on the Warwick Grove loan through December 31, 2007.

Land Loans. When we acquire land for future development or sale, we sometimes finance the acquisitions with land loans. Generally, one of our subsidiaries or a joint venture will incur the loan, and we will guarantee the repayment of the loan. The following table summarizes the material terms of our subsidiaries’ land loans, all of which we have guaranteed:

				Tarragon’s
	Balance at	Interest Rate at		Interest in
Project	December 31, 2007	December 31, 2007	Maturity Date	Profits

20 North Water Street	$7,410	8.00%	Jul-2007 (1)	100.0%
390 Capitol/Mariner’s Point/Merritt Stratford	5,300	13.00%	Dec-2008	100.0%
900 Monroe	3,900	6.85%	May-2008	62.5%
Block 103/104/114	9,000	7.10%	Dec-2008	55.0	%(4)
Block 106	6,000	6.60%	Jun-2008	62.5%
Block 144	2,400	6.60%	Jun-2008	62.5%
Central Square	11,250	6.70%	Jul-2008	100.0%
The Green at East Hanover	8,600	6.60%	Jun-2008 (2)	100.0%
River Oaks	7,419	7.10%	Mar-2008	100.0%
Uptown Village	2,223	6.70%	Jan-2008 (3)	100.0%

	$63,502

(1)	Upon maturity of this loan in July 2007, the interest rate increased to 18% in accordance with the terms of the note. In August 2007, North Water LLC, the lender, initiated foreclosure proceedings. We intend to defend the foreclosure.

(2)	This loan was refinanced in February 2008.

(3)	This loan was repaid in January 2008.

(4)	Blended rate for three projects.
As of December 31, 2007, we did not meet the financial covenants in the $9 million land loan secured by Block 103/104/114.
As of December 31, 2007, we did not meet the financial covenant in the $3.9 million land loan secured by 900 Monroe. We obtained a waiver of the financial covenants through the maturity of this loan.
In October 2007, Tarragon and Regions Bank entered into an agreement under which Regions Bank agreed to forbear from exercising its rights relating to existing defaults under the Central Square, Uptown Village, and Las Olas River House (see Recourse Mortgage Debt above) loan agreements, with an aggregate $25.6 million outstanding at December 31, 2007, until January 2, 2008. Pursuant to this agreement, the maturity of the $2.2 million Uptown Village loan was extended to January 2, 2008, at which time it was repaid. We have executed an amendment to the forbearance agreement, which extends the forbearance period until July 1, 2008, at which time the other two loans will mature.
Other Debt. We had other debt with an aggregate balance of $19.5 million at December 31, 2007, which includes the $14.4 million Shortfall Note secured by second liens on two properties and matures in December 2009.

Sources and Uses of Cash
The following table presents major sources and uses of cash for the past three years.

	For the Years Ended December 31,
	2007	2006	2005
Sources of cash:
Net proceeds from sales	$17,172	$111,467	$175,316
Net cash flow from rental operations	(30,565)	34,338	13,900
Net proceeds from the sale of real estate
Development Division	—	—	22,368
Investment Division	31,837	32,223	65,167
Net proceeds (repayments) related to financings and other borrowings
Development Division	28,942	34,992	—
Investment Division	2,029	39,963	80,260
Lines of credit	10,704	25,844	10,490
Subordinated unsecured notes	—	48,750	61,215
Other corporate debt	(1,626)	(5,261)	(10,788)
Other:
Collections of notes and interest receivable	1,576	899	1,670
Proceeds from the exercise of stock options	1,039	905	6,081
Earnest money deposits received	—	—	783

Total sources of cash	61,108	324,120	426,462

Uses of cash:
Purchase of real estate inventory or land for development	(16,704)	(79,497)	(183,874)
Development and renovation costs, net of borrowings	24,905	(182,928)	(76,693)
Net (advances to) repayments from partnerships and joint ventures for development activities	7,193	(11,297)	(26,721)

Cash used in development activities	15,394	(273,722)	(287,288)

Purchase of operating apartment communities	—	—	(16,131)
Property capital improvements	(10,439)	(1,812)	(8,665)
Other:
Common stock repurchases	—	(16,708)	(11,955)
General and administrative expenses paid	(39,707)	(31,855)	(29,722)
Income taxes (paid) refunded	8,620	5,742	(22,773)
Premium paid on conversion of convertible notes	—	—	(4,340)
Dividends to stockholders	(763)	(3,810)	(929)
Preferred return on convertible preferred interest	—	(770)	(624)
Purchase of partnership interests	(1,750)	—	(21,850)
Interest paid on corporate debt	(11,732)	(11,714)	(6,186)
Cash paid for leasehold improvements	—	(3,818)	—
Other	(51)	(1,221)	668

Total uses of cash	(40,428)	(339,688)	(409,795)

Net sources (uses) of cash	$20,680	$(15,568)	$16,667

Cash Flows
2007 Compared to 2006
Operating Activities: For the year ended December 31, 2007, our net cash provided by operating activities was $75.1 million compared to net cash used in operating activities of $213.4 million for the year ended December 31, 2006. This increase in cash provided by operating activities is principally related to a decrease in purchases of real estate inventory. In 2006, we purchased four rental properties for conversion to condominiums for an aggregate cost of $236.2 million, one parcel of land for $7.9 million and purchased land for development of one of our Hoboken, New Jersey, projects for $7.8 million. In 2007, we spent $16.7 million for purchases of real estate inventory. We have decided not to convert the four properties purchased in 2006 and have transferred these properties to the rental real estate portfolio of our Investment Division.
Partially offsetting this decrease in cash used was a decrease in proceeds from closings of home sales, including distributions of earnings from unconsolidated joint ventures, from $7.9 million in 2006 to $868,000 in 2007. We executed net new orders for 1,446 units for all product-types in 2007 compared to 1,562 units in 2006. We closed sales of 2,470 units in 2007 compared to 2,639 units in 2006. The number of units in our active for-sale communities was 1,432 at December 31, 2007, down from 4,560 at December 31, 2006. This decrease is partly attributable to the transfer of four projects with 713 units to our Investment Division in the first quarter of 2007 following our decision not to convert the property to condominiums. We also reduced the number of units in our rental developments by 508 with the sale of two properties in 2007.
We expect to continue to generate net cash from operations in the near term as we focus on completing our active and pipeline development projects because we anticipate fewer new projects will be undertaken than in 2006.
Investing Activities. For the year ended December 31, 2007, our net cash provided by investing activities was $27.4 million compared to cash used in investing activities of $7.3 million for 2006. Contributions to unconsolidated partnerships and joint ventures were $22.8 million lower in 2007 than in 2006 due to a decrease in the purchase of real estate inventory. We received distributions of capital from unconsolidated partnerships and joint ventures of $16.7 million in 2007 compared to $20.2 million in 2006. This decrease in distributions is related to a decrease in home sales and financings of unconsolidated joint ventures. We also paid $1.8 million in 2007 to purchase the interest of one of our partners in one of our Hoboken, New Jersey, projects.
Construction and acquisition costs of real estate projects under development during the year ended December 31, 2006, were $15.1 million. In 2007, all of our projects under development are classified with real estate inventory. Therefore, development costs are operating activities rather than investing activities.
In 2006, we sold five apartment communities, four commercial properties, and one parcel of land generating net proceeds of $27.9 million. Net proceeds from the sale of real estate in 2007 were $31.8 million from the sale of ten apartment communities, three commercial properties, two outparcels adjacent to one of our apartment communities in Murfreesboro, Tennessee, and a home adjacent to one of our apartment communities in New Haven, Connecticut. We expect proceeds from the sale of real estate to continue to be an important source of cash in the future.
Financing Activities. For the year ended December 31, 2007, our net cash used in financing activities was $81.8 million, compared to cash provided by financing activities of $205.1 million for the year ended December 31, 2006. This increase was primarily due to debt paydowns through property sales and homes sales. We borrowed $7.4 million in 2007 and $199.8 million in 2006 to finance properties for conversion to condominiums. Also, in 2006, we issued $60 million of subordinated unsecured notes. During the 2007, we borrowed $54.7 million and repaid $29.1 million under the line of credit from affiliates of William S. Friedman, our Chairman and CEO. During 2006, we borrowed $20.1 million and repaid $9.7 million under this line of credit. We expect borrowings will continue to be an important source of cash in the future.
We received net construction loan advances of $27 million for development costs and made payments on construction loans of $18.1 million from proceeds of home sales of our high- and mid-rise development projects during 2007. We received net construction loan advances of $231 million for development costs and repaid $19.2 million of construction loans from the sales of rental developments during 2007. We made net repayments of $71.1 million of condominium conversion loans during 2007. During 2006, we received construction loan advances of $41.5 million for development costs and repaid $19.1 million on construction loans using proceeds from sales of our high- and mid-rise development projects. We received net construction loan advances of $10.3 million for development costs of our rental developments during 2006, and we repaid $134.7 million on condominium conversion loans. During 2007 and 2006, we used proceeds from home sales to reduce debt by $282.5 million and $250.2 million, respectively.
We spent $16.7 million in 2006 to repurchase 1,034,687 shares of our common stock and 99,665 shares of our preferred stock. We made no stock repurchases in 2007 other than shares surrendered by employees to cover the employees’ tax withholding obligations resulting from the vesting of restricted stock. Under the existing common stock repurchase plan, we have authority to repurchase an additional 72,288 shares of common stock. We do not expect to repurchase any additional shares in the foreseeable future.
2006 Compared to 2005.
Operating Activities: For the year ended December 31, 2006, our net cash used in operating activities was $213.4 million compared to $453.9 million for the year ended December 31, 2005. This decrease in cash used in operating activities is principally related to a decrease in purchases of real estate inventory. In 2005, we purchased 14 rental properties for conversion to condominiums for an aggregate cost of $700 million. In 2006, we purchased four rental properties for conversion to condominiums for an aggregate cost of $236.2 million. We decided not to convert the four properties purchased in 2006 and two of the properties purchased in 2005 and transferred them to the rental real estate portfolio of our Investment Division. Four of these properties have now been sold and the remaining two properties are under contracts of sale as of December 31, 2007.
Proceeds from closings of home sales, including distributions of earnings from unconsolidated joint ventures, declined $201.5 million in 2006. Revenue from condominium conversions sales declined significantly in 2006. We executed net new orders for 1,562 units for all product-types in 2006 compared to 3,899 units in 2005. We also closed fewer sales in 2006: 2,639 units compared to 3,343 in 2005. We reduced the number of units in our active for-sale communities from 8,006 at December 31, 2005, to 4,560 at December 31, 2006. This decrease is partly attributable to transferring projects with 378 units to our investment portfolio, transferring a 216-unit project to our development pipeline, and transferring a 360-unit project to our rental developments and repositions group to begin capital improvements while deferring sales activity.
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
Contributions to unconsolidated partnerships and joint ventures were $22.1 million lower in 2006 than in 2005 due to a decrease in the purchase of real estate inventory. Additionally, construction and acquisition costs of real estate under development decreased $31.3 million in 2006 compared to 2005, primarily due to the decrease in the number of properties under development.

In 2005, we acquired two rental apartment communities for $39.7 million and had no purchases of rental real estate in 2006. In 2006, in connection with our capital redeployment program begun in 2005, we sold five apartment communities, four commercial properties and five land parcels for net proceeds of $27.9 million, while net proceeds from the sale of real estate in 2005 were $86.7 million from the sale of nine apartment communities, three parcels of land, five shopping centers, one office building, and three buildings of a five-building office park.
Financing Activities. For the year ended December 31, 2006, our net cash provided by financing activities decreased to $205.1 million, from $526.3 million for the year ended December 31, 2005. This decrease was due primarily to a decrease in borrowings associated with the acquisition of real estate inventory. In 2006, we borrowed $199.8 million in connection with the purchase of properties for conversion to condominiums. In 2005, we borrowed $596.8 million to finance the purchase of properties for conversion to condominiums. Also, Ansonia’s financing of 23 properties in November 2005 increased debt by $100.7 million and generated net cash proceeds of $71.2 million. We distributed $6.7 million to our partners in this partnership for its share of the net proceeds. Additionally, we issued $65 million of subordinated unsecured notes and obtained a $10 million line of credit in 2005. In 2006, financings increased mortgage debt by $44.5 million, and we issued another $60 million of subordinated unsecured notes. 2006 financings included a $19.5 million financing by Ansonia, which generated net proceeds of $18.7 million, of which $1.9 million was distributed to our partner. In 2006, we borrowed $20.1 million and made repayments of $9.7 million under the line of credit from affiliates of William S. Friedman. Borrowings of $1 million under this line of credit in 2005 were fully repaid by December 31, 2005.
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
In 2006, we received contributions of $9.1 million from partners who purchased a portion of our interest in Shefaor/Tarragon LLLP, a consolidated partnership until July 2006, and we made distributions of $8.3 million to Shefaor, our original partner in this partnership, as their share of the proceeds from a refinancing of the property and the contributions from the purchasing partners. We also received a contribution of $12.3 million from the sale of low income housing tax credits from 1118 Adams, a consolidated joint venture. The cash was used to repay the joint venture’s construction loan.
We spent $16.7 million in 2006 to repurchase 1,034,687 shares of our common stock pursuant to our announced stock repurchase plan and 99,665 shares of our preferred stock. In 2005, we spent $12 million to repurchase 603,016 shares of our common stock and 4,500 shares of preferred stock. Under the existing stock repurchase plan, we have authority to repurchase an additional 72,288 shares. We do not expect to repurchase any additional shares in the foreseeable future.

Contractual Commitments
The following table summarizes information regarding contractual commitments.

		2009	2011
	2008	and 2010	and 2012	Thereafter	Other	Total
Scheduled principal payments on debt:
Loans with extension options (1)	$5,455	$67,703	$226	$7,856	$—	$81,240
Loans expected to be repaid upon sale of the property (2)	137,308	10,087	516	7,284	—	155,195
Completed condominium inventory (5)	22,706	70	1,885	—	—	24,661
Loans for which we are currently negotiating extensions	7,419	—	—	—	—	7,419
Remaining loans
Mortgages and note payable (7)	119,288	119,748	402,082	71,206	—	712,324
Senior convertible notes (8)	5,750	—	—	—	—	5,750
Subordinated unsecured notes	—	—	—	125,000	—	125,000

	297,926	197,608	404,709	211,346	—	1,111,589

Scheduled interest payments on debt (4)	64,819	93,037	80,200	390,388	—	628,444
Unrecognized tax benefits (6)	—	—	—	—	5,013	5,013
Operating leases	1,862	3,188	2,260	6,613	—	13,923
Firm contracts to purchase real estate for development activities	21,000	44,300	—	—	—	65,300

	87,681	140,525	82,460	397,001	5,013	712,680

Guaranteed debt of unconsolidated partnerships and joint ventures:
Loans with extension options (3)	31,570	—	—	—	—	31,570

	31,570	—	—	—	—	31,570

	$417,177	$338,133	$487,169	$608,347	$5,013	$1,855,839

(1)	Of the loans maturing in 2008, $5.5 million may be extended one year. Of the loans maturing in 2009 and 2010, $67.7 million may be extended for six months.

(2)	Debt repayments totaling $89.4 million have been made as of March 15, 2008. Of the loans maturing in 2008, $41.5 million may be extended for nine months.

(3)	See discussion below under the caption “Off-Balance Sheet Arrangements.”

(4)	Interest is computed based upon the outstanding balances as of December 31, 2007, and for all future periods until the loans mature even though we may repay these loans before the maturity date. For loans with variable rates, interest was calculated based on the interest rate in effect at December 31, 2007.

(5)	See table that presents total estimated remaining sell-out debt, the ratio of debt to total estimated remaining sell-out, and backlog as of December 31, 2007, in the “Development Division” discussion above.

(6)	The tax years to which the unrecognized tax benefits relate have not been examined by the tax authorities; therefore, we cannot determine timing of cash outflows related to these unrecognized tax benefits including $1.5 million of accrued interest and $2.2 million of accrued penalties.

(7)	The amount includes a $7.4 million land loan that is in default as of December 31, 2007.

(8)	This debt was in default as of December 31, 2007, and the debt was subsequently satisfied in January 2008.
We intend to extend or repay these loans primarily through refinancings and sales. We can make no assurances we can arrange new financing as may be needed to repay maturing loans.
Firm contracts to purchase real estate for development activities include contracts to purchase two tracts of land for development of condominiums in New Jersey, one in Ridgefield for $16 million, expected to close in December 2008, and the other in Hoboken for $44.3 million, expected to close in the second or third quarter of 2009. In addition, we have a contract to purchase land for development of a rental property in Tennessee for $5 million, expected to close in April 2008. We anticipate financing these purchases with debt. In addition, we may consider forming joint ventures with other parties who may provide a portion of the capital requirement.

Off-Balance Sheet Arrangements
We often undertake development projects in partnership with third parties when our partner has either site control or a particular expertise in the proposed project, or both. We sometimes guarantee loans made to our joint ventures.
Tarragon and its partner jointly and severally guarantee repayment of the construction loan of Orchid Grove, L.L.C., upon maturity in April 2008. The commitment amount of this loan is $52.4 million, and the outstanding balance as of December 31, 2007, was $31.6 million. The joint venture stopped making interest payments in February 2008. We intend to seek an extension of the term with the current lender or to otherwise refinance this debt. However, we believe the value of the collateral property should be sufficient to satisfy this loan.
Inflation
The homebuilding industry is affected by inflation as it relates to the cost to acquire land, land improvements, homebuilding raw materials and contractor labor. We compete with other real estate developers for raw materials and labor. On certain occasions, our contractors have experienced vendors limiting the supply of raw materials, which slows the land and home development process and requires them to obtain raw materials from other vendors, typically at higher prices. Unless these increased costs are recovered through higher sales prices, our gross margins would be impacted. Because the sales prices of our homes in backlog are fixed at the time a buyer enters into a contract to acquire a home, any inflation in the costs of raw materials and labor costs greater than those anticipated may result in lower gross margins.
In general, if interest rates increase, construction and financing costs could increase, which would result in lower future gross margins. Increases in home mortgage interest rates may make it more difficult for our customers to qualify for home mortgage loans, potentially decreasing home sales.
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
As a result of the implementation of FIN 48, we recognized an increase of $57,000 in the liability for unrecognized tax benefits, which was accounted for as a cumulative effect adjustment to accumulated deficit. Prior to the adoption of FIN 48, the balance of unrecognized tax benefits at December 31, 2006, was $1.3 million. The $1.3 million of unrecognized tax benefits at December 31, 2007, if recognized, would impact the effective tax rate.
Interest costs and penalties related to income taxes are classified as interest expense and general and administrative expenses, respectively, in our Consolidated Financial Statements. Upon the adoption of FIN 48, we recorded $467,000 (net of income taxes of $289,000) in interest and $1.9 million in penalties which were accounted for as cumulative effect adjustments to accumulated deficit. At December 31, 2007, the accrual for interest was $1.5 million and the accrual for penalties was $2.2 million, and both are included in other accounts payable and liabilities on the Consolidated Balance Sheet.

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
Asset Impairment. SFAS No. 144 requires completed properties held for sale to be measured at the lower of their carrying amount or fair value less costs to sell. If a property’s estimated fair value less costs to sell is less than its carrying value at the time of evaluation, we recognize a loss and write down the property’s carrying value to its estimated fair value less costs to sell. Prior to sale, we would recognize a gain for any subsequent increases in estimated fair value less costs to sell, but not in excess of the cumulative loss previously recognized. Our review of completed properties held for sale generally includes consideration of the current sales velocity of the property and its impact on holding costs and sales incentives, discussions with the project manager, and a review of the surrounding area. For the year ended December 31, 2007, we wrote down the carrying values of eight rental properties and two commercial properties to their estimated fair value less cost of sale with a charge to earnings of $173.8 million ($43.7 million of which was presented in discontinued operations). For the years ended December 31, 2006 and 2005, we recorded impairment charges of $810,000 and $1.4 million, respectively, when we wrote down the carrying value of one commercial property and one rental property in 2006, and two commercial properties and two rental properties in 2005 to their estimated fair value less cost of sales. We may make adjustments to estimated fair values based on future reviews.
In accordance with SFAS No. 144, we also evaluate our properties under development and rental real estate for potential writedowns when impairment indicators are present. If we conclude that a property has been impaired, we recognize an impairment loss and write down the property’s carrying value to estimated fair value. For properties under development, this evaluation generally consists of reviewing the property’s estimated remaining revenue and costs to completion and current and projected market conditions, as well as changes in general and local economic conditions. Due to uncertainties in the estimation process and the unpredictability of future events, actual results could differ from such estimates. These uncertainties include changes in the length of the construction period, the velocity of sales, the cost of construction materials and labor, and housing demand. To mitigate these factors, we regularly review and revise our project budgets, including estimated selling prices, absorption, and costs to complete.
Specifically, on a quarterly basis, the project management team, senior management and accounting representatives review each project budget. Key assumptions discussed in this evaluation include, on a property by property basis, the estimated remaining sellout value of unsold inventory, the future absorption rate and the interest rate on variable rate debt. The estimated future sellout is based on existing pricing and current and expected future market conditions. We also review other ancillary net pricing factors, including discounts being offered, incentive programs and commission rates. Our anticipated absorption rate takes into consideration the current pricing and recent historical trends as well as market and sub-market information. In addition, current traffic volume and conversion rates are analyzed and used in projecting future monthly sales. Changes in the anticipated sales velocity can have a significant impact on the profitability, or potential impairment of an asset, as any lengthening of the expected sellout period directly impacts a number of time-sensitive carrying costs including interest, real estate taxes, marketing costs, and development salaries. The current variable interest rates in effect are used to estimate future construction loan interest. Any future increase in interest rates may adversely impact the project’s profitability in two respects. First, interest capitalized during the construction period would increase and, second, to the extent potential buyers are also faced with higher mortgage rates, their ability to borrow and the amount they may borrow would be diminished, potentially negatively impacting the sales velocity or pricing.

During 2006 and 2007, we experienced increased competition, lower prices and decreased sales activity, initially at our condominium conversion projects in Florida, but affecting all relevant markets by the end of 2007. As a result of these changes in market conditions, we increased our estimated marketing costs and sales incentives for many of our condominium conversion projects, which reduced our expected gross profit margins for these projects. We have used assumptions based on the most recent and reliable information available to us both in the field and in the industry as a whole. If market conditions change, the resulting changes to these assumptions could impact the expected gross margin of the project and, to the extent such change is negative, result in a different determination as to its impairment.
We recognized $194.9 million ($101.3 million in cost of sales and $93.6 million in impairment charges) of write-downs on impaired assets for the year ended December 31, 2007, $21.7 million ($19 million in cost of sales and $2.7 million in impairment charges) for the year ended December 31, 2006 and none for the year ended December 31, 2005. The write-downs in 2007 were attributable to six condominium conversion communities, three active rental developments, one active mid-rise development, six pipeline projects, and five land developments. The write-downs recorded in 2006 were attributable to five condominium conversion communities and two land developments. Of our real estate inventory balance, 37.8% as of December 31, 2007, and 22.2% as of December 31, 2006, represented impaired projects that had been written down to fair value.
For rental real estate, the evaluation for impairment generally consists of reviewing the property’s cash flow and current and projected market conditions, as well as changes in general and local economic conditions. Key assumptions in this evaluation of impairment include the projected future capitalization rate and length of time the property will be held for investment. The first has a material impact on the future sale price, and the second impacts the expected cumulative undiscounted cash flow, as the longer the holding period, the more likely the carrying value will be recovered. Our assumptions are based on current capitalization rates and our best estimate of the probability-weighted investment holding period. A change in either one of these assumptions could result in a different conclusion concerning impairment and related charges. In 2007, we recorded impairment charges of $173.8 million to reduce the carrying value of eight rental properties and two commercial properties to their estimated fair values less estimated cost of sale. In 2006, we recorded impairment charges of $810,000 to reduce the carrying value of two properties in our rental real estate portfolio to their estimated fair values less estimated cost of sale. In 2005, we recorded a total of $1.4 million in impairment charges after entering into contracts to sell four properties, reducing their carrying values to the sale price less estimated cost of sale.
Investments in Joint Ventures Accounted for Using the Equity Method. FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46R”) clarifies the application of Accounting Research Bulletin 51, “Consolidated Financial Statements,” for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or in which equity investors do not have the characteristics of a controlling financial interest, or “variable interest entities.” Variable interest entities within the scope of FIN 46R are required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. We applied the provisions of FIN 46R to our existing joint ventures in the first quarter of 2004. Substantial judgment is required in the determination of which entities are variable interest entities and who is the primary beneficiary.
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
The net effect of not consolidating these joint ventures is to exclude their assets, liabilities, and gross revenues and expenses from our consolidated financial statements. There has been no effect on reported net income or loss except in instances where we have received distributions from a joint venture in excess of our investment in the joint venture, with the excess recorded as income. In these situations, we have recovered our investment in the joint venture, its indebtedness is non-recourse to us, and we have no obligation to fund any of its cash flow deficits.
Revenue Recognition. We have generally recognized revenue from sales at the time of closing under the completed contract method. The related profit is recognized when collectibility of the sale price is reasonably assured and the earnings process is substantially complete. When a sale does not meet the requirements for income recognition, profit is deferred until such requirements are met. For high- and mid-rise condominium developments, where construction typically takes eighteen months or more, the percentage-of-completion method of revenue recognition is applied. Under this method, once construction is beyond a preliminary stage, a substantial percentage of homes are under firm contracts, buyers are committed to the extent of being unable to require refunds except for non-delivery of the home, the sale prices are deemed collectible, and remaining costs and revenues can be reasonably estimated, revenue is recorded as a portion of the value of non-cancelable sale contracts. The percentage of completion is calculated based upon the percentage of construction costs incurred in relation to total estimated construction costs. Any amounts due under sale contracts, to the extent recognized as revenue, are recorded as contracts receivable, and are reported net of an allowance for uncollectible contracts receivable. We estimate the number of defaults that may occur for sales under existing contracts that have not yet closed based on our default experience to date. We revise these estimates as additional information becomes available.
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
Income taxes. We provide for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated financial statements in the period that includes the enactment date. We establish valuation allowances on our deferred tax assets when we believe it is more likely than not that the deferred tax assets will not be recovered.
Gains on Sale of Real Estate. Gains on sales of real estate are recognized when and to the extent permitted by SFAS No. 66, “Accounting for Sales of Real Estate” (“SFAS No. 66”). Until the requirements of SFAS No. 66 for full profit recognition have been met, transactions are accounted for using the deposit, installment, cost recovery, or financing method, whichever is appropriate.
Discontinued operations. In accordance with SFAS No. 144, we present our operating results for our disposed assets or assets held for sale as discontinued operations for all years presented, unless we anticipate we will have either significant cash flows from those assets after the disposal date (“direct continuing cash flows”) or the ability to significantly influence the financial or operating policies over those assets (“significant continuing involvement”) after the disposal date. EITF No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” (“EITF 03-13”), further clarifies that continuing cash flows consist of cash inflows (and outflows) Tarragon, as the ongoing entity, would generate from the disposed assets or in the disposed assets’ markets.
When we determine our continuing cash flows (inflows or outflows—on a gross basis) from a disposed asset or asset held for sale will be direct or our continuing involvement will be significant, we retain the asset’s operating results in continuing operations. For purposes of our continuing cash flows assessment of a disposed asset or asset held for sale, we conclude total estimated continuing cash inflows are direct if they are greater than 5% of the cash inflows we anticipate we would have generated from the asset if it were still a part of our ongoing operations. For a given asset, we estimate our cash flow amounts using the best available information, which may include preliminary budgets, internal projections, and agreements we have either executed or contemplate with other parties. In accordance with SFAS No. 144 and EITF 03-13, we evaluate our original assessment over the period ending one year after the disposal date, at a minimum when we encounter circumstances that may change our assessment. See NOTE 11. “ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS.”
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
Accounting Pronouncements Not Yet Adopted
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”), to increase consistency and comparability in fair value measurements. SFAS No. 157 creates a single definition of fair value, emphasizes fair value as a market-based measurement, establishes a framework for measuring fair value, and enhances disclosure requirements. On November 14, 2007, the FASB agreed to defer the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities until fiscal years and interim periods beginning after November 15, 2008. On February 12, 2008, the FASB documented the deferral in FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157” “FSP FAS 157-2.” As a partial modification of the November 2007 decision, FSP FAS 157-2 does not apply to non-financial assets and non-financial liabilities that companies record or disclose at fair value at least annually. On February 14, 2008, the FASB issued FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which excludes asset and liabilities subject to lease accounting under SFAS No. 13 and related accounting pronouncements, except for lease assets and liabilities assumed in a business combination.
Companies that have already issued financial statements using SFAS No. 157 before February 12, 2008, are not eligible for the deferral under FSP FAS 157-2; however, companies would retroactively apply the impact of FSP FAS 157-2 to their initial adoption date of SFAS No. 157. SFAS No. 157 would still be effective for financial assets and financial liabilities, as well as non-financial assets and non-financial liabilities outside of the scope of the FSP FAS 157-2, for fiscal years and interim periods beginning after November 15, 2007. We are currently evaluating the impact, if any, SFAS No. 157 will have on our consolidated financial statements.
In November 2006, the FASB ratified EITF Issue No. 06-8, “Applicability of a Buyer’s Continuing Investment Under FASB Statement No. 66 for Sales of Condominiums” (“EITF 06-8”). EITF 06-8 provides guidance in assessing the collectibility of the sales price, which is required to recognize profit under the percentage-of-completion method pursuant to SFAS No. 66. EITF 06-8 states that an entity should evaluate the adequacy of the buyer’s initial and continuing investment in reaching its conclusion that the sales price is collectible. The continuing investment criterion in paragraph 12 of SFAS No. 66 would be met by requiring the buyer to either (1) make additional payments during the construction term at least equal to the level annual payments that would be required to fund principal and interest payments on a hypothetical mortgage for the remaining purchase price of the property or (2) increase the initial investment by an equivalent aggregate amount. If the test for initial and continuing investment is not met, the deposit method should be applied and profit recognized only once the aggregate deposit meets the required investment test for the duration of the construction period. EITF 06-8 will be effective for the first annual reporting period beginning after March 15, 2007. Accounting for sales of condominiums not consistent with EITF 06-8 would require a cumulative effect adjustment to retained earnings in the period of adoption. We do not expect the adoption of EITF 06-8 to have a material effect on our consolidated financial statements. The application of the continuing investment criteria on the collectibility of the sales price will limit our ability to recognize revenue and costs using the percentage of completion accounting method.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”).  This statement permits entities to choose to measure financial assets and liabilities, with certain exceptions, at fair value at specified election dates.  A business entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  We adopted SFAS No. 159 on January 1, 2008 and elected not to adopt the provisions of SFAS No. 159 with respect to our existing financial assets and liabilities.
In November 2007, the FASB issued EITF Issue No. 07-6, “Accounting for the Sale of Real Estate Subject to the Requirements of SFAS No. 66 When the Agreement Includes a Buy-Sell Clause” (“EITF 07-6”). A buy-sell clause is a contractual term that gives both investors of a jointly-owned entity the ability to offer to buy the other investor’s interest. EITF 07-6 applies to sales of real estate to an entity if the entity is both partially owned by the seller of the real estate and subject to an arrangement between the seller and the other investor containing a buy-sell clause. The EITF concluded the existence of a buy-sell clause does not represent a prohibited form of continuing involvement that would preclude partial sale and profit recognition pursuant to SFAS No. 66. However, the buy-sell clause could represent such a prohibition if the terms of the buy-sell clause and other facts and circumstances of the arrangement suggest:
•	the buyer cannot act independently of the seller; or

•	the seller is economically compelled or contractually required to reacquire the other investor’s interest in the jointly owned entity.
EITF 07-6 is effective for new arrangements in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact, if any, EITF 07-6 will have on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements: an amendment of ARB No. 51” (“SFAS No. 160”), which provides a uniform accounting and reporting approach for noncontrolling interests, or minority interests, in subsidiaries. SFAS No. 160 amends ARB No. 51, “Consolidated Financial Statements,” by requiring an entity that is a parent to a subsidiary report the noncontrolling interest in the subsidiary as equity in the parent’s consolidated financial statements. The face of the parent’s consolidated income statement must show the portion of consolidated net income attributable to the parent separate from that attributable to the noncontrolling owners. An entity that changes but retains its controlling interest must report the change as an equity transaction. An entity that loses its controlling interest must adjust its remaining interest in the former subsidiary to fair value as of the deconsolidation date and report the change as a gain or loss in consolidated net income in the applicable reporting periods. The parent’s financial statement disclosures must include the following:
•	a reconciliation of beginning and ending balances of the parent’s equity and noncontrolling owners’ equity in the subsidiary; and
•	a schedule showing the changes in equity resulting from changes in the parent’s ownership interest.
SFAS No. 160 also amended SFAS No. 128, “Earnings per Share,” by continuing to base earnings (loss) per share calculations on the operating results of the parent. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. We have not determined the impact, if any, SFAS No. 160 will have on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”), which replaces SFAS No. 141, “Business Combinations” (“SFAS No. 141”). SFAS No. 141R does not apply to the formation of a joint venture or the acquisition of an asset that does not constitute a business combination. Unlike SFAS No. 141, SFAS No. 141R defines an acquiring entity as the entity that obtains control of one or more businesses in a business combination, and SFAS No. 141R expands the scope of SFAS No. 141 to include business combinations that do not involve an exchange or transfer of consideration. It also defines the acquisition date as the date upon which the acquiring entity achieves control of the acquired business or businesses. Under SFAS No. 141R, an acquiring entity must still apply the acquisition method, or purchase method, to all business combinations. SFAS No. 141R is effective, on a prospective basis, for business combinations with an acquisition date on or after the fiscal years beginning on or after December 15, 2008. We have not determined the impact, if any, SFAS No. 141R will have on our consolidated financial statements.
On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We have not determined the impact, if any SFAS No. 161 will have on our consolidated financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in interest rates that may adversely affect our financial position, results of operations, and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage such exposure through our regular operating and financing activities. We do not trade or speculate in financial instruments. Changes in interest rates on fixed rate debt generally affect the fair value of the instrument, but not earnings or cash flow. We estimate the fair value of our $565.1 million of consolidated fixed rate debt to be $534.6 million as of December 31, 2007.
At December 31, 2007, we had approximately $546.5 million of consolidated variable rate debt. The primary base rate is 30-day LIBOR. Using this amount of debt, a 100 basis point (1%) increase in LIBOR or any other indexes on which the rates are based would reduce our annual pre-tax earnings and cash flows by approximately $5.5 million. A 100 basis point decrease in interest rates would increase our annual pre-tax earnings and cash flows by approximately $5.5 million.
At December 31, 2007, unconsolidated partnerships and joint ventures had approximately $116.3 million of variable rate debt. A 100 basis point increase in the index on which the rates are based would reduce our annual pre-tax earnings and cash flows by $415,000, based on our interests in profits and losses of those entities. A 100 basis point decrease in the index would increase our pre-tax earnings by $415,000.

As of December 31, 2007, we had an interest rate cap on $31.9 million of variable rate debt. The cap has no value, therefore a 100-basis-point (1%) increase or decrease in LIBOR would have no material effect on our pre-tax earnings.
As of December 31, 2007, we had an interest rate swap agreement with a fair value of ($2.7 million) on $60 million of variable rate debt. We are accounting for this derivative as a hedge, and therefore, changes in its fair value are recorded to accumulated other comprehensive income (loss) and do not affect earnings. A 100-basis-point (1%) increase in LIBOR would increase the fair value of the swap agreement by ($891,000), and a 100-basis-point (1%) decrease in LIBOR would decrease the fair value of the swap agreement by ($4.5 million). The impact on cash flows of the changes in fair value of the swap agreement are offset by the impact on cash flows of changes in the variable rate interest on the hedged transaction.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
All other schedules are omitted because they are not required or are not applicable or because the information required is included in the Consolidated Financial Statements or Notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Tarragon Corporation
We have audited the accompanying consolidated balance sheets of Tarragon Corporation (a Nevada Corporation) and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007. Our audits of the basic financial statements included the financial statement schedules listed in Item 15.2. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tarragon Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, Liquidity, to the consolidated financial statements, as of December 31, 2007 the Company had $1,111.6 million in consolidated debt and had guaranteed additional debt of its unconsolidated joint ventures totaling $31.6 million. At December 31, 2007, the Company was not in compliance with certain of its debt covenants. Additionally the Company incurred a net loss of $388.4 million during the year ended December 31, 2007, and, as of that date, the Company’s total liabilities exceeded its total assets by $93.6 million. These factors, among others, as discussed in Note 1 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
As discussed in Note 12, Income Taxes, to the consolidated financial statements, the Company recorded a cumulative effect adjustment as of January 1, 2007, in connection with adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” As discussed in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements, the Company recorded a cumulative effect adjustment as of January 1, 2006, in connection with the adoption of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tarragon Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our accompanying report dated March 27, 2008, expressed an adverse opinion thereon.
/s/ GRANT THORNTON LLP
New York, New York
March 27, 2008

TARRAGON CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	December 31,	December 31,
	2007	2006
Assets
Cash and cash equivalents	$44,156	$23,476
Restricted cash	33,122	23,597
Contracts receivable (net of allowance of $5 million in 2007 and $0 in 2006)	5,064	69,048
Real estate inventory:
Land for development	188,681	129,975
Residential construction in progress	111,346	231,894
Condominium conversions	45,474	397,299
Construction in progress — rentals	253,727	257,866
Contract deposits	5,865	13,589
Rental real estate (net of accumulated depreciation of $103,939 in 2007 and $110,520 in 2006)	312,315	731,477
Investments in and advances to partnerships and joint ventures	11,822	61,523
Deferred tax asset	1,522	—
Assets held for sale	82,946	34,531
Other assets, net	38,044	48,486

	$1,134,084	$2,022,761

Liabilities and Stockholders’ Equity (Deficit)
Liabilities
Accounts payable and other liabilities:
Trade accounts payable	$14,911	$21,387
Other accounts payable and liabilities (including $175 in 2007 and $5,744 in 2006 due to affiliates)	93,617	121,126
Liabilities related to assets held for sale	96,121	25,588
Deferred tax liability	—	34,576
Mortgages and notes payable:
Land for development	63,202	31,586
Residential construction in progress	68,889	129,585
Condominium conversions	36,438	227,137
Construction in progress — rentals	184,311	135,519
Rental real estate	472,575	824,104
Other (including $36,033 in 2007 and $10,381 in 2006 due to affiliates)	66,855	39,800
Senior convertible notes	5,750	5,750
Subordinated unsecured notes	125,000	125,000

	1,227,669	1,721,158
Commitments and contingencies
Minority interest	19,232	22,089

Stockholders’ equity (deficit)
Common stock, $.01 par value; authorized shares, 100,000,000; shares issued, 38,263,508 in 2007 and 38,715,663 in 2006	381	385
Special stock, $.01 par value; authorized shares, 17,500,000; no shares issued	—	—
Cumulative preferred stock, $.01 par value; authorized shares, 2,500,000; shares issued and outstanding, 1,302,085 in 2007 and 1,265,835 in 2006; liquidation preference, $15,190 in 2007 and 2006, or $12 per share	13	13
Additional paid-in capital	407,024	407,260
Accumulated deficit	(472,471)	(80,059)
Accumulated other comprehensive loss	(2,708)	(266)
Treasury stock, at cost (9,345,554 shares in 2007 and 10,018,806 in 2006)	(45,056)	(47,819)

	(112,817)	279,514

	$1,134,084	$2,022,761

The accompanying Notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)

	For the Years Ended December 31,
	2007	2006	2005
Revenue
Sales	$358,911	$444,274	$504,722
Rental and other (including $346 in 2007, $225 in 2006, and $0 in 2005 from affiliates)	89,607	82,868	73,708

	448,518	527,142	578,430

Expenses
Cost of sales	481,237	396,507	394,999
Property operations	50,890	41,760	35,584
Depreciation	15,204	15,272	12,121
Provision for losses	3,000	—	1,628
Impairment charges	223,756	2,721	—
General and administrative
Corporate	43,835	33,320	21,045
Property	5,341	5,269	5,072

	823,263	494,849	470,449

Other income and expenses
Equity in income (loss) of partnerships and joint ventures	(8,356)	17,166	29,603
Minority interests in (income) loss of consolidated partnerships and joint ventures	3,955	(4,748)	(10,071)
Interest income (including $318 in 2007, $247 in 2006, and $242 in 2005 from affiliates)	946	854	995
Interest expense (including $2 million in 2007, $602 in 2006, and $49 in 2005 to affiliates)	(72,635)	(36,349)	(21,685)
Gain on sale of real estate	16,466	1,148	3,808
Loss on disposition of other assets	—	—	(300)
Net gain (loss) on extinguishment of debt	1,587	(3,984)	(34,771)
Provision for litigation, settlements, and other claims	(1,988)	—	(1,214)

Income (loss) from continuing operations before income taxes	(434,770)	6,380	74,346
Income tax (expense) benefit	55,483	(3,039)	(28,289)

Income (loss) from continuing operations	(379,287)	3,341	46,057
Discontinued operations, net of income tax benefit (expense) ($5,445 in 2007, ($4,837) in 2006, and ($26,067) in 2005)
Income (loss) from operations	(36,129)	(4,519)	732
Gain on sale of real estate	26,975	12,331	41,709

Net income (loss)	(388,441)	11,153	88,498
Dividends on cumulative preferred stock	(1,534)	(971)	(899)

Net income (loss) allocable to common stockholders	$(389,975)	$10,182	$87,599

The accompanying Notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
(Dollars in Thousands, Except Per Share Data)

	For the Years Ended December 31,
	2007	2006	2005
Earnings (loss) per common share — basic
Income (loss) from continuing operations allocable to common stockholders	$(13.20)	$.08	$1.75
Discontinued operations	(.32)	.28	1.64

Net income (loss) allocable to common stockholders	$(13.52)	$.36	$3.39

Earnings (loss) per common share — assuming dilution
Income (loss) from continuing operations allocable to common stockholders	$(13.20)	$.09	$1.61
Discontinued operations	(.32)	.25	1.32

Net income (loss) allocable to common stockholders	$(13.52)	$.34	$2.93

The accompanying Notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Dollars in Thousands, Except Per Share Data)

							Accumulated
					Additional		Other	Treasury
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stock	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Amount	Equity (Deficit)
Balance, January 1, 2005	753,333	$8	15,322,892	$212	$336,846	$(173,743)	$—	$(26,830)	$136,493
Repurchase of common stock	—	—	(603,016)	—	—	—	—	(11,928)	(11,928)
Retirement of preferred stock	(4,500)	(1)	—	—	(56)	—	—	—	(57)
Stock issued in connection with conversion of convertible debt	—	—	4,595,579	46	56,204	—	—	—	56,250
Acquisition of interests in partnerships and joint ventures	—	—	85,402	—	1,771	—	—	—	1,771
Dividends on cumulative preferred stock ($1.20 per share)	—	—	—	—	—	(899)	—	—	(899)
Stock options and SARs exercised	—	—	1,463,159	15	6,066	—	—	—	6,081
Three-for-two common stock split	—	—	7,703,348	106	(106)	—	—	—	—
Compensation expense related to stock options granted	—	—	—	—	1,020	—	—	—	1,020
Income tax benefits for non-qualified stock option exercises	—	—	—	—	786	—	—	—	786
Net income	—	—	—	—	—	88,498	—	—	88,498

Balance, December 31, 2005	748,833	7	28,567,364	379	402,531	(86,144)	—	(38,758)	278,015
Cumulative effect for change in accounting principle, net of tax	—	—	—	—	—	(4,097)	—	—	(4,097)

Balance, December 31, 2005, as adjusted	748,833	7	28,567,364	379	402,531	(90,241)	—	(38,758)	273,918
Repurchase of common stock	—	—	(1,034,687)	—	—	—	—	(15,512)	(15,512)
Retirement of preferred stock	(99,665)	(1)	—	—	(1,195)	—	—	—	(1,196)
Retirement of common stock	—	—	(55,402)	(4)	(6,447)	—	—	6,451	—
Stock options and SARs exercised	—	—	263,165	3	902	—	—	—	905
Conversion of convertible preferred interest in consolidated joint venture	616,667	7	668,096	7	10,889	—	—	—	10,903
Cash dividend paid on common stock ($.10 per share)	—	—	—	—	(2,839)	—	—	—	(2,839)
Dividends on cumulative preferred stock ($1.20 per share)	—	—	—	—	—	(971)	—	—	(971)
Compensation expense related to stock options granted	—	—	—	—	1,575	—	—	—	1,575
Income tax benefits from non-qualified stock option exercises	—	—	—	—	163	—	—	—	163
Restricted stock grants	—	—	288,321	—	1,681	—	—	—	1,681
Change in value of derivative, net of tax	—	—	—	—	—	—	(266)	—	(266)
Net income	—	—	—	—	—	11,153	—	—	11,153

Balance, December 31, 2006	1,265,835	13	28,696,857	385	407,260	(80,059)	(266)	(47,819)	279,514
Retirement of common stock	—	—	(242,823)	(8)	(4,397)	—	—	2,763	(1,642)
Stock options and SARs exercised	—	—	460,420	4	2,097	—	—	—	2,101
Dividends on cumulative preferred stock ($1.20 per share)	—	—	—	—	—	(1,534)	—	—	(1,534)
Issuance of preferred stock	36,250	—	—	—	146	—	—	—	146
Compensation expense for share-based payments	—	—	3,500	—	2,251	—	—	—	2,251
Income tax expense from non-qualified stock option exercises	—	—	—	—	(333)	—	—	—	(333)
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	—	(2,437)	—	—	(2,437)
Change in value of derivative, net of tax	—	—	—	—	—	—	(2,442)	—	(2,442)
Net loss	—	—	—	—	—	(388,441)	—	—	(388,441)

Balance, December 31, 2007	1,302,085	$13	28,917,954	$381	$407,024	$(472,471)	$(2,708)	$(45,056)	$(112,817)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	For the Years Ended December 31,
	2007	2006	2005
Cash Flows from Operating Activities
Net income (loss)	$(388,441)	$11,153	$88,498
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred income taxes	(36,098)	6,840	24,779
Loss on disposition of other assets	—	—	300
Gain on sale of real estate	(59,489)	(21,116)	(71,134)
Net gain on extinguishment of debt	(4,420)	—	—
Provision for litigation, settlements, and other claims	5,038	—	2,842
Provision for uncollectible contracts receivable	19,895	—	—
Minority interests in income (loss) of consolidated partnerships and joint ventures	(3,955)	4,748	10,071
Depreciation and amortization of leasing costs	20,783	20,008	15,983
Amortization of deferred borrowing costs	8,934	13,479	18,899
Provision for impairment charges	368,721	22,521	1,438
Equity in (income) loss of partnerships and joint ventures	8,356	(17,166)	(29,603)
Distributions of earnings from partnerships and joint ventures	675	7,904	38,128
Stock-based compensation expense	1,355	1,575	1,020
(Excess tax benefit) deficiency from stock-based compensation	333	(163)	(786)
Changes in operating assets and liabilities, net of effects of non-cash investing and financing activities:
Real estate inventory	130,253	(188,165)	(558,599)
Contracts receivable	44,089	(19,303)	49,999
Restricted cash	(18,339)	6,170	4,518
Income tax receivable	(1,067)	—	—
Other assets	(373)	11,919	(13,320)
Accounts payable and other liabilities	(21,160)	(73,770)	(36,966)

Net cash provided by (used in) operating activities	75,090	(213,366)	(453,933)

Cash Flows from Investing Activities
Cash paid for acquisition of rental apartment communities	—	—	(39,667)
Cash received from the sale of real estate	31,837	27,907	86,653
Capital improvements to real estate	(10,439)	(1,812)	(8,665)
Construction and acquisition costs of real estate under development	—	(15,127)	(46,447)
Earnest money deposits paid	—	(67)	(1,186)
Distributions of capital from partnerships and joint ventures	16,718	20,159	29,465
Advances and contributions to partnerships and joint ventures	(9,525)	(32,325)	(54,465)
Net cash effect of consolidation of partnerships and joint ventures	—	—	170
Cash paid for leasehold improvements	—	(3,818)	—
Deposits to reserve for replacements	(1,054)	(2,988)	(1,577)
Disbursements from reserves for replacements	1,003	1,042	1,261
The accompanying Notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands)

	For the Years Ended December 31,
	2007	2006	2005
Cash Flows from Investing Activities (continued)
Purchase of joint venture interest	$(1,750)	$—	$(21,850)
Other	600	(234)	652

Net cash provided by (used in) investing activities	27,390	(7,263)	(55,656)

Cash Flows from Financing Activities
Proceeds from borrowings	271,161	972,400	1,442,704
Principal payments on notes payable	(371,644)	(754,326)	(877,523)
Advances from affiliates	54,731	20,110	1,010
Repayments of advances from affiliates	(29,079)	(9,729)	(1,010)
Distributions to minority partners of consolidated partnerships and joint ventures	—	(12,289)	(10,122)
Contributions from minority partners of consolidated partnerships and joint ventures	392	21,454	—
Premium paid on conversion of convertible notes	—	—	(4,340)
Deferred borrowing costs paid	(7,503)	(12,264)	(22,074)
Stock repurchases	—	(16,708)	(11,955)
Dividends to stockholders	(763)	(3,810)	(929)
Proceeds from the exercise of stock options	1,039	905	6,081
Excess tax benefit (deficiency) from stock-based compensation	(333)	163	786
Change in cash overdrafts	199	(845)	3,628

Net cash (used in) provided by financing activities	(81,800)	205,061	526,256

Net increase (decrease) in cash and cash equivalents	20,680	(15,568)	16,667
Cash and cash equivalents, beginning of year	23,476	39,044	22,377

Cash and cash equivalents, end of year	$44,156	$23,476	$39,044

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid, net of capitalized interest	$52,177	$34,028	$47,231

Income taxes paid (refunded)	$(8,620)	$(5,742)	$22,773

The accompanying Notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands)

	For the Years Ended December 31,
	2007	2006	2005
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Assets acquired and liabilities assumed in connection with the purchase of rental apartment communities:
Real estate	$—	$—	$39,342
Restricted cash	—	—	172
Other assets	—	—	555
Accounts payable and other liabilities	—	—	(402)

Cash paid for acquisition of rental apartment communities	$—	$—	$39,667

Assets written off and liabilities released in connection with the sale of real estate:
Real estate	$383,363	$41,264	$108,172
Other assets	(9,657)	605	4,149
Notes payable	(374,553)	(33,818)	(94,438)
Accounts payable and other liabilities	(29,962)	(1,260)	(2,325)
Minority interest	—	—	(39)
Gain on extinguishment of debt	3,503	—	—
Gain on sale (excluding land)	59,143	21,116	71,134

Cash received from the sale of real estate	$31,837	$27,907	$86,653

Effect on assets and liabilities of the consolidation of four apartment communities in 2005, two development projects in 2006, and nine development projects in 2007:
Real estate	$—	$—	$41,620
Real estate inventory	57,075	70,244	17,161
Investments in and advances to (distributions from) partnerships and joint ventures	(36,545)	(27,974)	425
Restricted cash	375	17	1,421
Other assets	92	1,528	492
Cash acquired on consolidations	—	—	170
Notes payable	(21,300)	(33,763)	(59,680)
Accounts payable and other liabilities	960	(3,052)	(1,609)
Minority interest	(657)	(7,000)	—

	$—	$—	$—

The accompanying Notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands)

	For the Years Ended December 31,
	2007	2006	2005
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES (Continued):

Effect on assets and liabilities of the transfer of one apartment community to an unconsolidated joint venture in 2006:
Real estate inventory	$—	$(54,314)	$—
Investments in and advances to partnerships and joint ventures	—	(9,625)	—
Restricted cash	—	(838)	—
Other assets	—	(1,847)	—
Notes payable	—	65,431	—
Other liabilities	—	325	—
Minority interest	—	868	—

	$—	$—	$—

Conversion of convertible notes to common stock	$—	$—	$56,250

Rental real estate transferred to real estate inventory	$—	$171,263	$174,311

Real estate inventory transferred to rental real estate	$170,451	$162,661	$—

Cumulative effect of change in accounting principle, net of tax	$(2,437)	$—	$—

Change in derivative, net of tax	$(2,442)	$(266)	$—

Issuance and vesting of restricted stock grants	$1,360	$—	$—

Stock retired in connection with stock option exercises	$(1,062)	$—	$—

Stock retired for income tax withholding	$(580)	$—	$—

Accrued dividends on preferred stock	$771	$—	$—

Issuance of preferred stock	$146	$—	$—

The accompanying Notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The accompanying Consolidated Financial Statements of Tarragon Corporation, its subsidiaries, and consolidated partnerships and joint ventures (collectively “Tarragon”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), the most significant of which are described in NOTE 2. “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.” The Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements. The data presented in the Notes to Consolidated Financial Statements are as of December 31 of each year and for the years then ended unless otherwise indicated. Dollar amounts in tables are in thousands, except per share amounts.
NOTE 1. LIQUIDITY
Throughout 2007, market conditions in the homebuilding industry continued to deteriorate. This market deterioration was driven primarily by a decline in consumer confidence and increased volatility in the mortgage market and resulted in a decline in home prices and sales volume, increases in cancellations, increased use of sales discounts, higher brokerage fees, and other sales incentives, and increased interest and other carrying costs. The decline in home prices and increase in discounts and incentives decreased our cash flows as closings required additional cash to satisfy lender release prices. We also incurred additional lease-up and interest costs associated with apartment properties that we had targeted for conversion into condominiums and subsequently decided to operate as rental properties. Current market conditions remain difficult, and there can be no assurance that they will not continue to adversely impact our operations.
The sudden and rapid deterioration in the real estate credit markets in the summer of 2007 prevented us from completing financing transactions that had been under negotiation, materially affecting our liquidity, including our ability to repay existing indebtedness as it became due and meet other current obligations, and our ability to comply with financial covenants contained in our existing debt agreements. As described in more detail in NOTE 5. “NOTES PAYABLE,” we did not pay August 2007 debt service as scheduled and received notices of default and acceleration from most of our lenders. With the exception of a $7.4 million land loan, all of these loans were reinstated or brought current and/or the loans were satisfied through sale of the associated assets. However, we are currently out of compliance with certain debt covenants on many loans. As of December 31, 2007, we were not in compliance with financial covenants in certain of our existing debt agreements. Failure to comply with these covenants could constitute an event of default that allows the lenders to demand immediate repayment of all outstanding borrowings or pursue other remedies unless we can reach an agreement with such lenders to amend the financial covenants. Our inability to comply with our financial covenants, obtain waivers of non-compliance, restructure our debt or obtain alternative financing to replace our existing debt would have a material adverse effect on the Company’s financial position, results of operations and cash flows.
In response to these events, we began a program to sell non-core assets, including all of the multi-family properties that had been targeted for condominium conversion. Nine of these properties were sold between September 2007 and January 2008, and two more properties are currently under contract of sale. In general, these newer, high quality assets were in different stages of lease-up or renovation in connection with being repositioned as rental properties. Moreover, most of these properties had been financed with significant amounts of short-term, floating rate debt. Accordingly, the sale of these assets improved the Company’s liquidity by reducing negative cash flow, reducing debt, and generating sales proceeds. In addition, in an effort to reduce overhead, we implemented a workforce reduction in August 2007. However, due to severance costs, the workforce reduction had very little impact on expenses for 2007.
The Company’s plan to improve its liquidity contemplates additional property sales and, more importantly, continued reduction in our condominium inventory. In addition, the Company continues to negotiate extensions

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 1. LIQUIDITY (Continued)
of maturing debt obligations. Some of our efforts to reduce costs were offset by fees paid to financial advisors and other consultants engaged by Tarragon in the third quarter of 2007 to assist with the evaluation of strategic and financial alternatives.
During 2007, we recorded impairment charges of $368.8 million, $101.3 million of which was recorded in cost of sales, $223.8 million of which was recorded in impairment charges, and $43.7 million of which was reported in discontinued operations in the Consolidated Statement of Operations. We also recorded an impairment charge of approximately $6 million during 2007 to write down our investment in an unconsolidated joint venture. See further discussion at NOTE 4. “INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES.” In addition, we wrote off $7.8 million in pursuit costs (contract deposits) in 2007 which were included in general and administrative expenses — corporate in the Consolidated Statement of Operations.
Our consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2007, we had $1,111.6 million in consolidated debt, and had guaranteed additional debt of our unconsolidated joint ventures totaling $31.6 million. For the year ended December 31, 2007, we incurred a net loss of ($388.4 million). As of December 31, 2007, we had stockholders’ deficit of ($112.8 million), which was a significant decrease compared to stockholders’ equity of $279.5 million as of December 31, 2006. These factors raise substantial doubt about our ability to continue as a going concern; however, management believes that the restructuring plan currently in place will continue to generate sufficient liquidity to adequately fund operations and enable us to continue as a going concern. Nonetheless, there can be no assurance that we will be able to successfully implement our restructuring plan on favorable terms, or at all. The success of this restructuring plan will depend on our ability to complete our planned sales of properties, to modify or obtain waivers of financial covenants in our debt agreements, to extend or refinance our maturing debt obligations and to continue to sell completed homes in our inventory. If we are unable to generate sufficient liquidity to fund our operations or are unable to modify or obtain waivers of financial covenants and extend or refinance our maturing debt, it may be necessary for us to undertake other actions as may be appropriate at such time. The accompanying Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of consolidation. The Consolidated Financial Statements include the accounts of Tarragon, and all of its subsidiaries, partnerships and joint ventures (which consist primarily of limited liability companies) in which Tarragon has a controlling interest and variable interest entities in which Tarragon is deemed the primary beneficiary. Tarragon is deemed to control partnerships and joint ventures that have no unaffiliated owners and for which Tarragon is designated as the manager and the outside owners are given no participating rights, as defined in the Financial Accounting Standard Board’s (“FASB”) Emerging Issues Task Force (“EITF”) 96-16 Consensus, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights” (“EITF 96-16”) and EITF 04-5 Consensus, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” All significant intercompany transactions and balances have been eliminated in consolidation.
We evaluate material joint ventures under FASB Interpretation No. 46, “Consolidations of Variable Interest Entities,” (“FIN 46R”), which requires the consolidation of certain entities in which an enterprise absorbs a majority of the entity’s

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. At December 31, 2007, we have identified 13 joint ventures as VIEs. We have consolidated 12 of these VIEs because we are the primary beneficiary. The 12 entities consist of one partnership with 24 rental communities and 5,690 apartments, one limited liability company with a rental apartment community containing 90 units, two limited liability companies engaged in development, one with a 215-unit age-restricted traditional new development, and the other with a 217-unit rental development, and eight limited liability companies that own land for future development. The aggregate total assets of the 12 consolidated VIEs were $468.8 million as of December 31, 2007. Of the total assets, $283 million, net of accumulated depreciation of $82.9 million, was classified as rental real estate, and $158.8 million was classified as real estate inventory at December 31, 2007 in the accompanying Consolidated Balance Sheet. At December 31, 2007, these entities had debt of $517.5 million, of which $11.9 million is non-recourse to the general assets of Tarragon.
We have identified one VIE that is not consolidated, as we are not the primary beneficiary. This VIE is a limited liability limited partnership that acquired a rental apartment community for conversion to condominium homes for sale. The liabilities of this VIE are non-recourse to the general assets of Tarragon. In accordance with the terms of the partnership agreement, Tarragon may be required to fund a portion of partnership losses up to a maximum of $195,000. Through December 31, 2007, none of that amount had been funded. We are a limited partner and have recovered our investment in the partnership.
At December 31, 2006, the aggregate total assets of our six consolidated VIEs were $436.4 million. Of the total assets, $313.8 million, net of accumulated depreciation of $75.8 million, was classified as real estate held for investment, and $106.2 million was classified as real estate inventory in the accompanying Consolidated Balance Sheet. These entities had debt of $525.1 million at December 31, 2006, $446 million of which was non-recourse to the general assets of Tarragon.
Use of estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis, the Company reviews its estimates and assumptions. The Company’s estimates are based on its historical experience and various other assumptions that the Company believes to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions. Revenue recognized under the percentage of completion method is based upon estimated construction costs. Gross profit on sales is recognized based upon estimates of remaining revenue and costs on development projects. Any material changes in these estimates could impact revenue and gross profit recognized. Critical estimates used in impairment analysis for rental real estate include the projected future capitalization rate and the length of time the property will be held. Critical estimates used in impairment analysis for development projects include the remaining revenue and costs, sales velocity and its impact on holding costs, and sale incentives. Asset impairment analysis is also based on current and projected market and economic conditions, among other things. Any material changes in any of these factors could cause actual results to differ from such estimates.
Real estate and depreciation. Rental real estate to be held and used is carried at cost unless an impairment is determined to exist. We periodically evaluate whether events or changes in circumstances indicate that the carrying value of any of our rental real estate may not be recoverable. This evaluation generally consists of a review of the property’s cash flow and current and projected market conditions, as well as any changes in general and local economic conditions. If an impairment loss exists based on the results of this review, the

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
asset’s carrying value is written down to estimated fair value with a charge against current earnings.
We capitalize improvements and major rehabilitation projects that increase the value of the respective property and have useful lives greater than one year except for individual expenditures less than $10,000 that are not part of a planned renovation project. Depreciation is provided against rental real estate by the straight-line method over the estimated useful lives of the assets, as summarized in the following table:

Carpet and vinyl flooring	5 years
Appliances and common area upgrades	10 years
Roof replacements	10-15 years
Boiler/HVAC replacements	10-20 years
Plumbing replacements and apartment upgrades	20 years
Building and building improvements	40 years
Properties for which we have implemented a plan of disposal are reclassified to assets held for sale. We cease depreciating these properties in the month following their reclassification to held for sale. These properties remain classified as held for sale until sold or until we discontinue our plan of disposal. We resume depreciating properties reclassified from held for sale in the month of their reclassification, and depreciation expense is adjusted to record depreciation for the time during which the properties were classified as held for sale. Real estate held for sale is carried at the lower of cost or estimated fair value less estimated costs to sell. For the year ended December 31, 2007, we wrote down the carrying value of eight apartment properties and two commercial properties to their estimated fair value less cost of sale with a charge to earnings of $173.8 million ($43.7 million of which was presented in discontinued operations). For the years ended December 31, 2006 and 2005, we recorded impairment charges of $810,000 and $1.4 million, respectively, when we wrote down the carrying value of one commercial property and one apartment property in 2006, and two commercial properties and two apartment properties in 2005 to their estimated fair value less cost of sales.
Properties may be transferred from real estate inventory to rental real estate either upon the decision not to convert to condominiums but, instead, to be operated as rental properties or upon the completion of construction or reposition. We begin depreciating properties transferred from real estate inventory to rental real estate in the month of transfer.
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” operating results for assets sold or held for sale from which we will not have continuing cash flows and with which we will not have significant continuing involvement are presented as discontinued operations for all years presented. Under EITF No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations,” (“EITF 03-13”), for assets which we anticipate we will have significant continuing cash inflows or outflows or significant continuing involvement after disposal, we retain the operating results of the disposed properties in continuing operations. See further discussion in NOTE 11. ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS.”
Real estate inventory. Real estate inventory consists of land for development, residential construction in progress, condominium conversions, construction in progress — rentals, and contract deposits. Land for development includes costs of land acquired and any additional improvement costs to ready land for use. Residential construction in progress includes development costs of new construction of condominiums,

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
townhomes, high- and mid-rise developments intended for sale. Condominium conversions include the acquisition and development costs of condominium conversions in various stages of construction. Construction in progress — rentals include development costs of new construction of rental apartment communities. Contract deposits represent deposits made in connection with executing contracts to purchase development projects. Real estate inventory under development, including capitalized interest and real estate taxes, is carried at cost unless an impairment is determined to exist. Whenever events or circumstances indicate that the carrying value of real estate inventory under development may not be recoverable, the related assets are written down to their estimated fair value, with an offsetting charge to either cost of sales or impairment charges (depending on the circumstances).
Completed real estate inventory is carried at the lower of cost or fair value less cost of sale.
The following table summarizes impairment charges related to real estate inventory recorded during the year ended December 31, 2007:

			Impairments	Write-offs
		Impairments	Included In	of	Total
	Number of	Included In	Impairment	Contract	Impairments/
Project Type	Projects	Cost of Sales	Charges	Deposits	Write-offs
Active condominium conversions	6	$66,875	$—	$—	$66,875
Active mid-rise developments	1	32,049	—	—	32,049
Active rental repositions/ developments	3	—	27,513	—	27,513
Active land developments	5	2,357	9,679	—	12,036
Pipeline and pre-pipeline projects	6	—	56,434	—	56,434
Contract deposits	16	—	—	7,833	7,833

Total	37	$101,281	$93,626	$7,833	$202,740

For the year ended December 31, 2006, we recorded impairment charges, presented in cost of sales, of $19 million related to five condominium conversion communities and wrote off $10.7 million in contract deposits. In 2005, we wrote off $1.8 million in contract deposits and recorded no impairment charges.
Cost of sales. Cost of sales includes land, construction costs, development salaries, construction supervision, marketing, commissions and other selling costs, property taxes, insurance, interest (previously capitalized), developer fees, architectural and engineering fees, and impairment charges related to active projects. Cost of sales is recognized based upon estimates of remaining revenue and costs on development projects. Any material changes in these estimates could impact cost of sales recognized. The following table presents interest (previously capitalized), impairment charges and development salaries, marketing and selling costs included in cost of sales for the periods presented.

	For the Year Ended December 31,
	2007	2006	2005
Cost of sales:
Interest (previously capitalized)	$42,490	$24,169	$20,017
Development, salaries, marketing and selling costs	26,010	23,509	23,429
Construction and other project costs	412,737	348,829	351,553

	$481,237	$396,507	$394,999

Impairment charges included in cost of sales (above):
Interest (previously capitalized)	$9,414	$4,349	$—
Development, salaries, marketing and selling costs	2,932	826	—
Construction and other project costs	88,935	13,815	—

	$101,281	$18,990	$—

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Allowance for uncollectible contracts receivable. Amounts due under sales contracts, to the extent recognized as revenue under the percentage-of-completion method, are recorded as contracts receivable and are reported net of an allowance for uncollectible contracts receivable. We estimate the number of defaults that may occur for sales under existing contracts that have not yet closed based on our default experience to date. We revise these estimates as additional information becomes available. At December 31, 2007, our contracts receivable of $5.1 million are net of an allowance of $5 million for estimated potential customer defaults. The following table presents the activity in our allowance for uncollectible contracts receivable:

	For the Years Ended December 31,
	2007	2006	2005
Allowance for uncollectible contracts receivable at January 1	$—	$—	$—
Provision for uncollectible contracts receivable	19,895	—	—
Write-offs	(14,847)	—	—

Allowance for uncollectible contracts receivable at December 31	$5,048	$—	$—

Warranties. We provide warranties on workmanship and structural integrity in accordance with contractual or statutory requirements, which vary by state. Warranty reserves have been established by charging cost of sales and recording a warranty liability. The amounts charged are estimated by management to be adequate to cover expected warranty-related costs for unexpired warranty obligation periods. Our warranty cost accruals are based upon experience taking into consideration the types and locations of the projects. See NOTE 14. “COMMITMENTS AND CONTINGENCIES” for a discussion of statutory notices of claims for construction defects received from homeowners associations of four of our recently completed projects in Florida.
The following table presents the activity in our warranty liability account included in other accounts payable and liabilities, in the accompanying Consolidated Balance Sheets:

	For the Years Ended December 31,
	2007	2006	2005
Warranty liability at January 1	$4,000	$2,664	$—
Warranty costs accrued	1,335	1,917	2,664
Warranty costs paid	(508)	(581)	—

Warranty liability at December 31	$4,827	$4,000	$2,664

Capitalized interest. We capitalize interest on funds used in constructing property from the date of initiation of construction activities through the time the property is ready for leasing or sale.
The following table is a summary of interest expense, net:

	For the Years Ended December 31,
	2007	2006	2005
Total interest incurred	$107,032	$97,460	$56,254
Deferred borrowing cost amortization	8,883	10,702	7,103
Interest capitalized	(43,280)	(71,813)	(41,672)

Interest expense, net	$72,635	$36,349	$21,685

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Cash and cash equivalents. We consider all highly liquid debt instruments purchased with maturities of one year or less to be cash equivalents.
Restricted cash. Restricted cash is primarily escrow accounts, generally held by the lenders of certain of our mortgage notes payable, for taxes, insurance, and property repairs and replacements and deposits from buyers at our for-sale properties held in escrow.
Other assets, net. Other assets consist primarily of notes and interest receivable, tenant accounts receivable, deferred borrowing costs, and prepaid leasing commissions. Notes and interest receivable was $4.6 million and $1.6 million as of December 31, 2007 and 2006, respectively, gross of allowances of $4.6 million and $1.6 million, respectively. Deferred borrowing costs are amortized using the straight-line method which approximates the effective interest method and such amortization is included in interest expense. Prepaid leasing commissions are amortized to leasing commission expense, included in property operating expenses, on the straight-line method over the related lease terms.
Goodwill. Goodwill was recorded in connection with the acquisitions of Tarragon Realty Advisors and Accord Properties Associates and, until December 31, 2001, was amortized on the straight-line method. In accordance with SFAS No.142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized but rather carried on the balance sheet as a permanent asset and is subject to at least annual assessment for impairment by applying a fair-value-based test. The balance of goodwill was $2.7 million as of December 31, 2007 and 2006 and is included in other assets in the accompanying Consolidated Balance Sheets. As of December 31, 2007 and 2006, there were no material identifiable intangible assets, other than goodwill.
Revenue Recognition. Sales revenue is typically recognized at the time of closing under the completed contract method. The related profit is recognized when collectibility of the sale price is reasonably assured and the earnings process is substantially complete. When a sale does not meet the requirements for income recognition, profit is deferred until such requirements are met. For high-rise and mid-rise condominium developments, where construction typically takes eighteen months or more, the percentage-of-completion method is applied. Under this method, once construction is beyond a preliminary stage, a substantial percentage of homes are under firm contracts, buyers are committed to the extent of being unable to require refunds except for non-delivery of the home, the sale prices are deemed collectible, and remaining costs and revenues can be reasonably estimated, revenue is recorded as a portion of the value of non-cancelable sale contracts. The percentage of completion is calculated based upon the percentage of construction costs incurred in relation to total estimated construction costs. Any amounts due under sale contracts, to the extent recognized as revenue, are recorded as contracts receivable, net of an allowance for uncollectible contracts receivable, as discussed above.
For the criteria that construction must be beyond a preliminary stage, we believe that most developers use a measure of 25% to 50% of costs incurred to conclude construction is beyond a preliminary stage. We have concluded that construction was beyond a preliminary stage at 50% completion (through 2005) and 40% completion (since 2006), provided the exterior structure including the roof of the building is complete. The

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
effect of this change in accounting estimate was to increase income from continuing operations and net income in the second quarter of 2006 by $4.1 million, or $0.14 per share and $0.13 per fully diluted share, and to decrease income from continuing operations and net income in the third quarter of 2006 by the same amount.
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
Investments in noncontrolled partnerships and joint ventures. We use the equity method to account for investments in partnerships and joint ventures over which we exercise significant influence but do not control, and that are not required to be consolidated under the provisions of FIN 46R as discussed above. Under the equity method, our initial investments are increased by our proportionate share of the partnerships’ and joint ventures’ operating income and additional advances and decreased by our proportionate share of the partnerships’ and joint ventures’ operating losses and distributions received. We determine our proportionate share of the profits or losses of the partnerships and joint ventures consistent with the allocation of cash distributions in accordance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 78-9, “Accounting for Investments in Real Estate Ventures.” Our interest in intercompany transactions is eliminated.
Stock splits. In January 2005, the board of directors approved a three-for-two stock split effective February 10, 2005. All amounts presented have been adjusted for stock splits.
Earnings (loss) per common share. Basic earnings (loss) per share of common stock is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each year. Diluted earnings (loss) per share is calculated by dividing net income available to common stockholders by the weighted average number of shares outstanding including the dilutive effect of Stock-based awards and convertible notes. See NOTE 9. “EARNINGS (LOSS) PER COMMON SHARE.”
Fair value of financial instruments. Financial instruments consist primarily of cash and cash equivalents, accounts receivable, notes receivable, contracts receivable, accounts payable and contract retainage, customer deposits, mortgages and notes payable, senior convertible notes and subordinated unsecured notes. For financial instruments other than senior convertible notes and other fixed rate debt, the carrying amounts approximate their fair value because of their short maturity or because they bear interest at market rates. The estimated fair value of all notes payable was $1 billion and $1.5 billion at December 31, 2007 and 2006, respectively.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Stock-based awards. In 2002, we adopted the fair value method defined in SFAS No. 123, “Accounting for Stock-Based Compensation,” in accounting for our stock option plans. Previously we applied the Accounting Principles Board’s Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related Interpretations. We elected to apply SFAS No. 123 prospectively for all options granted or modified since the beginning of 2002, as allowed by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Effective January 1, 2006, we adopted SFAS No. 123(R) “Share-Based Payments,” which replaces SFAS No. 123, using the modified prospective transition method. SFAS No. 123(R) requires that compensation cost relating to share-based payment transactions be recognized in financial statements. Because the fair value recognition provisions of SFAS No. 123 and SFAS No. 123(R) were materially consistent under our stock option plans, the adoption of SFAS No. 123(R) did not have a significant impact on our consolidated financial statements.
The following table illustrates the proforma effect on net income and earnings per common share for the year ended December 31, 2005 as if the fair value based method had been applied to all outstanding and unvested awards. For more information about our stock option plans, see NOTE 6. “STOCK-BASED AWARDS.”

For the Year
Ended
December 31,
2005
Net income allocable to common stockholders, as reported	$87,599
Add:
Stock-based employee compensation expense included in reported net income, net of income taxes	632
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(653)

Pro forma net income allocable to common stockholders	$87,578

Earnings per common share — basic
Net income allocable to common stockholders, as reported and pro forma	$3.39

Earnings per common share — assuming dilution
Net income allocable to common stockholders, as reported and pro forma	$2.93

The effect on income from continuing operations was $21,000 for the year ended December 31, 2005.
Marketing costs. Marketing costs, including advertising, incurred in connection with newly constructed rental apartment communities in lease-up and to be held and used are deferred and amortized to property operating expenses over the lease-up period. Marketing costs incurred in connection with for-sale communities are deferred and recorded as cost of sales when revenue is recognized. Deferred marketing costs are presented in other assets, net in the accompanying Consolidated Balance Sheets. All other advertising costs are recorded to property operating expenses as incurred. Total advertising costs included in property operating expenses were $925,000 (net of $526,000 included in discontinued operations) in 2007, $1.4 million (net of $79,000 included in discontinued operations) in 2006, and $1.2 million (net of $297,000 included in discontinued operations) in 2005.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Concentrations of credit risks. We maintain cash equivalents in accounts with financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation. We monitor the financial stability of the depository institutions regularly.
Information about Major Customers. Revenue for the year ended December 31, 2007 included the sale of three active condominium conversions in a bulk sale to one purchaser for $49.7 million which represents more than 10% of the consolidated revenue for the year ended December 31, 2007, and is reported in sales revenue by the Development Division.
Geographic concentration risks. Approximately 77% of our total revenues are generated from our operations in Florida, Connecticut and New Jersey, with our other markets comprising the remaining revenues. Consequently, any significant economic downturn in the Connecticut and New Jersey markets or a further decline in the Florida market could potentially have an effect on our business, results of operations and financial condition.
Employee benefit plan. We have a defined contribution plan covering substantially all of our employees. Our contributions are 401(k) matches determined based on 100% of the first 3% and 50% of the next 2% of the employee’s salary deferrals. Total plan expense was $664,000 in 2007, $586,000 in 2006, and $505,000 in 2005 and is included in corporate and property general and administrative expenses in the accompanying Consolidated Statements of Operations.
Income taxes. Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”). We record income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and attributable to operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which the temporary differences are expected to be recovered or paid. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the changes are enacted.
SFAS No. 109 requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically by the Company based on the SFAS No. 109 more-likely-than-not realization threshold criterion. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives.
At December 31, 2007, the Company’s net deferred tax asset was $1.5 million and at December 31, 2006, the Company’s net deferred tax liability was $34.6 million. As of December 31, 2007, we have recorded a valuation allowance of $122.3 million against our net deferred tax asset.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
See NOTE 12. “INCOME TAXES.”
Comprehensive income (loss). Comprehensive income (loss) is comprised of net income (loss) from our results of operations and changes in the fair value of a derivative accounted for as a cash flow hedge. The components of comprehensive income (loss), net of income taxes, are as follows:

	For the Years Ended December 31,
	2007	2006	2005
Net income (loss)	$(388,441)	$11,153	$88,498
Changes in fair value of derivative, net of income tax benefit	(2,442)	(266)	—

Comprehensive income (loss)	$(390,883)	$10,887	$88,498

Derivative instruments and hedging activities. On April 10, 2006, we entered into an interest rate swap agreement with a major financial institution as the counterparty. This agreement effectively fixes the variable rate on $60 million of subordinated unsecured notes issued March 1, 2006, for five years, which reduces our exposure to volatility in interest costs. See NOTE 5. “NOTES PAYABLE.” The interest rate swap agreement is based on a notional amount of $60 million, a fixed rate of 5.377%, a floating rate index of three month LIBOR and a maturity of April 30, 2011.
We designated and accounted for the interest rate swap as a cash flow hedge in accordance with SFAS No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities.” The effective portion of the gain or loss on a derivative instrument is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The fair value of the interest rate swap agreement was estimated based upon quoted market rates of similar financial instruments and is valued at ($2.7 million) as of December 31, 2007 and was valued at ($433,000) at December 31, 2006.
The net change in fair value of ($2.4 million) is included in accumulated other comprehensive income (loss) in the accompanying Consolidated Balance Sheets. Amounts to be received or paid as a result of the swap agreement are recognized as adjustments to interest incurred on the related debt. During the period from inception through December 31, 2007, the interest rate swap agreement was considered an effective hedge, and there were no gains or losses recognized in earnings for hedge ineffectiveness.
Quantifying and Recording Misstatements. We adopted the SEC’s Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”) as of January 1, 2006. The SEC issued SAB 108 to provide consistency in quantifying financial misstatements. SAB 108 established the “dual approach” method of quantifying misstatements, which requires quantification of financial statement misstatements under both the rollover and iron curtain methods. The rollover method, which quantifies a misstatement based on the amount of the error originating in the current year income statement, can result in the misstatement of one or more balance sheet accounts. The iron curtain method, which quantifies a misstatement based on the amount of the error in the balance sheet at the end of the current year, can trigger misstatements in the current year income statement. Before 2006, we applied the rollover method.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
As allowed by SAB 108, we reported the cumulative effect of the initial application of SAB 108 in the carrying amounts of assets and liabilities as of January 1, 2006, with an offsetting amount to accumulated deficit. Upon adoption, we recorded a $4.1 million reduction of accumulated deficit, net of income taxes of $1.7 million, to correct errors arising in 2005. Our $1.9 million reduction of total assets primarily consisted of adjustments to gross profit on development projects. Our $2.2 million increase of total liabilities included property operating and general and administrative expenses ($2.6 million) and the tax effect of a transaction that occurred in 2005 ($1.3 million), offset by the stated tax effect of our corrections under SAB 108.
Except for the $1.3 million increase to income taxes payable, these adjustments were the result of our year end accounting processes, in which we close the books before we determine some immaterial liabilities and make immaterial revisions to certain estimates. We did not record the income taxes payable increase because we did not initially identify all of the tax characteristics of the transaction. Under our prior approach, we determined all of these adjustments were immaterial.
NOTE 3. MINORITY INTERESTS
In February 2000, Tarragon acquired the interests of Robert C. Rohdie and his affiliates in ten apartment communities. Mr. Rohdie, our partner in the development of these projects, contributed his equity interests to Tarragon Development Company, LLC, (“TDC”), an operating entity we formed, in exchange for a preferred interest in TDC of $10 million. Mr. Rohdie joined Tarragon as the president and chief executive officer of Tarragon Development Corporation, a wholly owned subsidiary of Tarragon, and became a member of our board of directors in February 2000. Mr. Rohdie was an officer until March 31, 2007, and a director of Tarragon until August 14, 2007.
Mr. Rohdie’s preferred interest in TDC earned a guaranteed return until September 30, 2006, when he converted his preferred interest into 668,096 shares of our common stock and 616,667 shares of our 10% cumulative preferred stock in accordance with the terms of the operating agreement of TDC. Mr. Rohdie received distributions of $770,366 and $623,556 in 2006 and 2005, respectively, in payment of his guaranteed return.
During 2006, we purchased the interests of our outside partners in two separate consolidated entities. In January 2006, we acquired a 15% outside member’s interest in Adams Street Development, L.L.C. for $1.7 million. In April 2006, we purchased a 15% interest of an outside member in Block 99/102 Development, L.L.C. for $5 million.
During 2005, we purchased the interests of our outside partners in eight separate consolidated entities. In January 2005, we acquired our partners’ interests in One Las Olas, Ltd., 100 East Las Olas, Ltd., East Las Olas, Ltd., and Metropolitan Sarasota, Ltd. for $14.8 million. In April 2005, we purchased the 30% outside member’s interest in Fenwick Tarragon Apartments, L.L.C. for $1 million. In May 2005, we purchased the 30% outside partners’ interest in Guardian-Jupiter Partners, Ltd., for $5 million. We purchased the 30% outside member’s interest in Summit/Tarragon Murfreesboro, L.L.C. for $1.5 million in September 2005. Lastly, also in September 2005, we purchased the 30% outside member’s interest in Lake Sherwood Partners, L.L.C. for $3.4 million. The excess of the aggregate $11.9 million purchase prices over the carrying amounts of the minority interests was capitalized to the basis of the properties.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 4. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES
Investments in and advances to partnerships and joint ventures consisted of the following at December 31:

		Carrying Amount
	Profits Interest	2007	2006
Choice Home Financing, L.L.C.	50%	$156	$333
Delaney Square, L.L.C.	50%	—	—
Hoboken joint ventures:
900 Monroe Street Development, L.L.C. (1)	63%	—	4,261
Block 106 Development, L.L.C. (1)	63%	—	5,972
Block 102 Development, L.L.C. (1)	48%	—	3,069
Block 103 Development, L.L.C. (1)	48%	—	2,160
Block 112 Development, L.L.C. (1)	63%	—	11,134
Block 114 Development, L.L.C. (1)	48%	—	3,767
Block 144 Development, L.L.C. (1)	63%	—	2,273
TDC/Ursa Hoboken Sales Center, L.L.C. (1)	48%	—	1,570
Thirteenth Street Development, L.L.C.	50%	—	—
Upper Grand Realty, L.L.C.	50%	—	—
Keane Stud, L.L.C.	50%	8,554	7,795
LOPO, L.P.	50%	1,025	11,953
Merritt Stratford, L.L.C. (2)	50%	—	325
Orchid Grove, L.L.C.	50%	1,455	6,279
Park Avenue at Metrowest, Ltd.	50%	—	—
Shefaor/Tarragon, LLLP	29%	—	—
Tarragon Calistoga, L.L.C.	80%	632	632

		$11,822	$61,523

(1)	These entities were consolidated in the fourth quarter of 2007, in accordance with the provisions of FIN 46R.

(2)	This entity was consolidated in the second quarter of 2007 upon the acquisition of our partner’s 50% interest for $1.75 million.
We account for our investments in these partnerships and joint ventures using the equity method because we hold noncontrolling interests or our outside partners have significant participating rights, as defined in EITF 96-16 and EITF 04-5, or we are not the primary beneficiary of a VIE, as defined under FIN 46R.
During the year ended December 31, 2007, we recorded impairment charges of $6 million related to our investment in Orchid Grove, L.L.C., when management concluded our investment was not recoverable.
Loan Guarantees for Unconsolidated Partnerships and Joint Ventures.
Tarragon and its partner jointly and severally guarantee repayment of a construction loan of Orchid Grove, L.L.C., upon maturity in April 2008. The commitment amount of this loan is $52.4 million, and the outstanding balance as of December 31, 2007, was $31.6 million. The joint venture stopped making interest payments subsequent to year end in February 2008. We intend to seek an extension of the term with the current lender or to otherwise refinance this debt. There can be no assurance that we will be successful in this regard. However, we believe the value of the collateral property should be sufficient to satisfy the obligation. In accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” at inception, the fair value of this guarantee totaling $1.5 million was recorded as a liability, which is presented in other accounts payable and liabilities in the accompanying Consolidated Balance Sheet.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 4. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES (Continued)
As of December 31, 2006, we had guaranteed payment of one construction loan, one condominium conversion loan, and three land loans of five unconsolidated joint ventures. The aggregate fully funded amount of the five loans was $92.7 million, and the aggregate outstanding balance was $69.8 million. As of December 31, 2006, a liability of $2.1 million had been recorded in connection with these guarantees.
Below are summarized financial data combined for our unconsolidated partnerships and joint ventures, as listed above, none of which are individually significant as of and for the periods indicated.

	As of December 31,
	2007	2006
Real estate inventory	$133,439	$201,883
Other assets, net	5,948	13,369
Notes payable (1)	(122,224)	(147,788)
Other liabilities	(10,292)	(14,443)

Partners’ capital	$6,871	$53,021

Our proportionate share of partners’ capital (deficit)	$(6,778)	$39,586
Cash distributions in excess of investment	10,040	9,625
Liability established for excess distributions	6,510	5,434
Liability established for debt guarantees	1,455	2,058
Impairment charge	(6,045)	—
Loan to partnership	4,949	3,342
Costs associated with investment in joint ventures	1,691	1,478

Investments in and advances to partnerships and joint ventures	$11,822	$61,523

	For the Year Ended December 31,
	2007	2006	2005
Sales revenue	$71,867	$63,909	$230,806
Gross profit (loss) from home sales	(4,253)	5,155	67,957
Net income (loss)	(4,375)	11,125	68,274

(1)	Includes a $4.9 million note payable to us from one of our joint ventures in 2007, and $3.5 million in 2006.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. NOTES PAYABLE
At December 31, 2007, scheduled principal payments on mortgages and notes payable are due as follows:

	2008	2009	2010	2011	2012	Thereafter	Total
Mortgages and notes payable
Land for development	$63,202	$—	$—	$—	$—	$—	$63,202
Residential construction in progress	34,852	32,115	36	39	1,847	—	68,889
Condominium conversions	10,571	25,867	—	—	—	—	36,438
Construction in progress — rentals	97,610	56,154	30,547	—	—	—	184,311
Rental real estate	503	22,142	6,167	2,018	398,715	43,030	472,575
Other	16,390	14,433	—	—	—	36,032	66,855
Senior convertible notes	5,750	—	—	—	—	—	5,750
Subordinated unsecured notes	—	—	—	—	—	125,000	125,000
Mortgages and notes payable presented in liabilities related to assets held for sale	69,048	402	9,745	1,826	264	7,284	88,569

	$297,926	$151,113	$46,495	$3,883	$400,826	$211,346	$1,111,589

We did not make August 2007 debt service payments as scheduled and received notices of default and acceleration from most of our lenders. With the exception of a $7.4 million land loan, all of these loans were reinstated or brought current and/or the loans were satisfied through sale of the associated assets. However, we are currently out of compliance with certain debt covenants on many loans. The land loan matured on July 29, 2007. Under the terms of the note, the interest rate increased from 8% to 18% per annum upon maturity of the loan. In August 2007, North Water LLC, the lender, initiated foreclosure proceedings. We intend to defend the foreclosure. Accrued but unpaid interest at the contractual rate and late fees on this loan were $1 million at December 31, 2007.
As of December 31, 2007, we did not meet the financial covenants for consolidated debt totaling $373.2 million. We have obtained waivers of financial covenants for loans totaling $364.2 million. After obtaining a waiver, we sold a rental development in

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. NOTES PAYABLE (Continued)
February 2008 and repaid the $76.2 million construction loan.
There can be no assurance that we will be able to reach agreements with our lenders to extend or refinance the maturing debt or to successfully defend the foreclosure of the Norwalk, Connecticut, property. Our inability to extend our debt, or obtain alternative financing to replace our maturing debt, would have a material adverse effect on the Company’s financial position, results of operations and cash flows.
Mortgages and notes payable. Mortgages and notes payable at December 31, 2007, bear interest at fixed rates from 1% to 13% per annum and variable rates currently ranging from 5.6% to 13.5% and mature from 2008 through 2051. Mortgages on rental real estate are generally nonrecourse and are collateralized by deeds of trust on real estate with an aggregate net carrying value of $394 million. Loans on development properties are generally recourse and are collateralized by deeds of trust on real estate inventory with an aggregate carrying value of $576 million. Some of our loans on development properties and the indenture governing the subordinated unsecured notes contain certain financial covenants.
Subordinated unsecured notes. On June 15, 2005, we issued $40 million of subordinated unsecured notes due June 30, 2035. The notes bear interest, payable quarterly, at 8.71% through June 30, 2010, and afterwards at a variable rate equal to LIBOR plus 4.4% per annum (9% at December 31, 2007). The notes are prepayable after June 30, 2010 at par. On September 12, 2005, we issued an additional $25 million of subordinated unsecured notes due October 30, 2035. The notes bear interest, payable quarterly, at 8.79% through October 30, 2010, and afterwards at a variable rate equal to LIBOR plus 4.4% per annum (9% at December 31, 2007). The notes are prepayable after October 30, 2010 at par. On March 1, 2006, we issued an additional $60 million of subordinated unsecured notes due April 30, 2036. These notes bear interest at 400 basis points over 30-day LIBOR, with interest payable quarterly (8.6% at December 31, 2007). These notes are prepayable after April 30, 2011, at par. In April 2006, we entered into an interest rate swap agreement to effectively fix the variable rate on this $60 million. See further discussion in NOTE 2. “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.” As of December 31, 2007, the outstanding principal balance of these three series of subordinated unsecured notes was $125 million.
As of December 31, 2007, we were not in compliance with the debt service coverage ratio and net worth covenants contained in the indentures for the subordinated unsecured notes. As discussed in NOTE 13. “RELATED PARTY TRANSACTIONS,” we have obtained a waiver of these covenants through September 2009. After September 2009, if we are unable to comply with these covenants, under the terms of the indentures, the indenture trustee or the holders of not less than 25% of the outstanding notes of any series (after 30 days prior notice), could give us a notice of default and accelerate payment of these subordinated unsecured notes. The acceleration of our obligations under these notes would have a material adverse effect on our liquidity and financial position.
Senior convertible notes. In 2004, we completed the sale of $62 million principal amount of 8% Senior Convertible Notes Due 2009 (the “Notes”). The Notes are general, senior, unsecured obligations of Tarragon, bear interest at 8% per annum and are convertible into our common stock at a conversion rate of 82.1168 shares per $1,000 in principal amount of the Notes (equal to a conversion price of $12.18 per share of our common stock), subject to adjustment in certain instances. During 2005, we converted $56.25 million of the Notes into 4.6 million shares of common stock. In connection with this conversion, we paid a premium of $4.3 million

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. NOTES PAYABLE (Continued)
and wrote off $2.9 million of deferred financing expenses. The outstanding balance of remaining senior convertible notes was $5.8 million at December 31, 2007.
In August 2007, we received a notice of default from the holder of the senior convertible notes based on cross-default provisions in the indenture governing the notes. In October 2007, we received a subsequent notice of default and acceleration for failure to make the semi-annual interest payment due September 15, 2007. We reached a settlement with the noteholder in January 2008 and repaid the convertible notes at a discount.
Other notes payable. Other notes payable as of December 31, 2007 include $14.1 million outstanding under a bank line of credit secured by mortgages on land owned by one of our consolidated joint ventures and unsold units of one of our condominium projects. Advances under this line of credit bear interest at 225 basis points over 30-day LIBOR (6.85% at December 31, 2007). Payments of interest only are due monthly, with all outstanding principal and interest due in May 2008. As of December 31, 2007, the line of credit was fully drawn. As of December 31, 2007, we were not in compliance with the financial covenants contained in this line of credit. We have received a waiver of the financial covenants from the lender through the maturity of this loan.
As of December 31, 2007, we also had a $36 million unsecured term loan with affiliates of William S. Friedman, chairman of our board of directors and chief executive officer. For the terms of this loan, see NOTE 13. “RELATED PARTY TRANSACTIONS.”
Forbearance Agreements
In October 2007, we entered into agreements with Bank of America under which three mortgage loans and a land loan, with an aggregate balance of $71.4 million at December 31, 2007, are now cross defaulted. As of December 31, 2007, we were not in compliance with the financial covenants of two of the mortgage loans totaling $22.5 million. Bank of America also agreed to waive the financial covenants through the maturities of these two loans in April 2008.
In October 2007, Tarragon and Regions Bank entered into an agreement under which Regions Bank agreed to forbear from exercising its rights relating to existing defaults under three loan agreements, with an aggregate $25.6 million outstanding December 31, 2007, until January 2, 2008. Pursuant to this agreement, the maturity of the $2.2 million loan was extended to January 2, 2008, at which time it was repaid. In addition, we were not in compliance with financial covenants on one of the two remaining loans as of December 31, 2007. Tarragon has executed an amendment to the forbearance agreement, which extends the forbearance period until July 1, 2008, at which time the other two loans mature.
In November 2007, we entered into agreements with National City and Capmark Finance pursuant to which they agreed to forbear from exercising their rights resulting from existing defaults under two construction loans and one loan secured by a rental property until July 14, 2009. Under the terms of the agreements, these loans are now cross-defaulted and cross-collateralized, and August through October 2007 debt service payments of $1.9 million were paid in January 2008. Subject to the forbearance terms, the lender conditionally waived payment of approximately $2.4 million of default interest provided there are no further defaults under the existing loans through July 2009. The loan secured by a rental property was reduced from $74.4 million to $14.4 million when the property was sold in December 2007, and this note (the “Shortfall Note”) is now secured by second liens on the other two properties and matures in December 2009. As of December 31, 2007,

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. NOTES PAYABLE (Continued)
we were not in compliance with the net worth covenant contained in the Shortfall Note. Pursuant to the forbearance agreement, we are not required to meet this covenant until June 30, 2009. The aggregate outstanding balance at December 31, 2007, of the three loans was $40.4 million.
Other Noncompliance with Financial Covenants
In addition to our failure to meet the financial covenants contained in the indenture governing the subordinated unsecured notes and the bank line of credit discussed above, as of December 31, 2007, we were not in compliance with the financial covenants in the following loans.
We have four additional loans with Bank of America with a combined outstanding balance as of December 31, 2007, of $119.3 million. We have obtained waivers of the financial covenants for three of the loans through the maturities of these loans. The fourth loan had an outstanding balance of $76.2 million at December 31, 2007 and was repaid in February 2008 when the property was sold.
As of December 31, 2007, we had an outstanding loan from BankAtlantic with an outstanding balance of $2 million. We obtained a waiver of financial covenants through December 31, 2008.
We have two construction loans with iSTAR with an aggregate balance of $46.3 million as of December 31, 2007. We obtained a waiver of the financial covenants through March 2008, and amended the financial covenants in March 2008.
As of December 31, 2007, we had an $8.5 million construction loan with Wachovia Bank, National Association on one of our consolidated joint venture properties. We obtained a waiver of the financial covenants from the lender until the next reporting period ending March 31, 2008.
As of December 31, 2007, we did not meet the financial covenants in the $9 million land loan of Block 103/104/114.
Other
In September 2007, we entered into cash management agreements with General Electric Capital Corporation, (“GECC”) pursuant to which rents from all of the properties securing loans from GECC are deposited in an account controlled by GECC. GECC uses the rents to pay debt service and fund reserves and then funds agreed-upon amounts monthly to Tarragon to pay property operating expenses. All of the GECC loans have been reinstated and/or satisfied through the sale of the associated properties. GECC loans with an aggregate outstanding balance of $416.8 million as of December 31, 2007, are cross-defaulted and cross-collateralized.
On December 28, 2007, we sold six properties securing a credit facility from Barclays Capital Real Estate, Inc. (“Barclays”). The purchaser assumed the outstanding loan balances on the properties as of the closing date. However, Barclays required Tarragon to remain as a co-guarantor of the loans for a maximum amount of $15 million (the “limitation amount”). Under the amended guaranty, Barclays will reduce the limitation amount by an amount equal to the buyer’s prepayment as a percentage of the outstanding loan balance prior to the repayment. In connection with the sale, on December 28, 2007, the guaranty was reduced to $11.7 million. The guaranty as of December 31, 2007, remained at $11.7 million. In accordance with FIN 45, we have recorded a liability of $95,000 representing the fair value of the guaranty and presented in other accounts payable and liabilities in the accompanying December 31, 2007, Consolidated Balance Sheet.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 6. STOCK-BASED AWARDS
Tarragon has an Independent Director Stock Option Plan (the “Director Plan”), a Share Option and Incentive Plan (the “Incentive Plan”), and an Amended and Restated Omnibus Plan (collectively, the “Option Plans”). The Director Plan and the Incentive Plan expired in November 2005, and no future grants will be made under these plans. Through November 2005, under Tarragon’s Director Plan, independent directors received annual awards of options to purchase 2,000 shares of Tarragon common stock on January 1 of each year. The options were immediately exercisable and expire on the earlier of the first anniversary of the date on which the director ceases to serve as a director or ten years from the date of grant. The compensation committee of our board of directors adopted a standing resolution to grant non-employee directors options to purchase 2,000 shares of Tarragon common stock on the first business day of each year under the Omnibus Plan consistent with the annual grants formerly made under the Director Plan.
Through November 2005, under the Incentive Plan, incentive stock options were awarded to officers and employees of Tarragon and its subsidiaries. Under the Omnibus Plan, we have a maximum of two million shares of common stock available for issuance, including an aggregate of one million shares of common stock that are available for issuance of awards other than stock options. The Plan authorizes the award of incentive stock options and non-qualified stock options to our employees and directors, as well as restricted or unrestricted stock awards or stock units; dividend equivalent rights; other stock based awards, including stock appreciation rights payable in stock or cash; and performance based and annual incentive awards. The stock options vest between one and five years from the date of grant and expire between five and ten years thereafter, unless the optionees’ relationship with Tarragon terminates earlier. The stock appreciation rights (“SARs”) have ten-year terms, are limited in appreciation to $15 per share, may be settled only in shares of our common stock, and vest immediately or between one and three years from the date of grant. As of December 31, 2007, there were 1,373,390 shares of common stock available for grant under the Omnibus Plan.
Stock-based compensation expense recognized under SFAS No. 123(R), “Share-Based Payments,” for the years ended December 31, 2007, 2006 and 2005 was approximately $849,000, $973,000, and $632,000, respectively, net of income taxes. As of December 31, 2007, there was approximately $1.2 million of total unrecognized compensation cost related to nonvested stock options, restricted stock and SARs, which are expected to be amortized over the weighted average life of 3.04 years.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 6. STOCK-BASED AWARDS (Continued)
The following table summarizes stock option activity:

	For the Years Ended December 31,
	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Prices	Options	Prices	Options	Prices
Outstanding at January 1	2,716,579	$5.91	2,721,767	$4.48	4,150,959	$4.06
Granted	14,000	12.17	385,500	18.40	70,125	22.96
Exercised	(458,805)	4.58	(246,194)	3.67	(1,457,349)	3.81
Forfeited	(269,406)	11.48	(144,494)	9.93	(41,968)	7.27

Outstanding at December 31	2,002,368	$5.50	2,716,579	$5.91	2,721,767	$4.48

Exercisable at December 31	1,817,580	$4.34	2,220,119	$4.06	2,307,752	$3.68

Weighted average grant-date fair value of options granted		$1.25		$7.90		$6.30

The following table summarizes SARs activity:

	For the Years Ended December 31,
	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	SARs	Prices	SARs	Prices	SARs	Prices
Outstanding at January 1	282,277	$14.05	323,796	$13.74	105,300	$8.75
Granted	—	—	4,000	14.13	311,000	15.78
Exercised	(12,600)	9.72	(43,149)	11.79	(88,150)	15.37
Forfeited	(85,034)	15.18	(2,370)	14.57	(4,354)	23.07

Outstanding at December 31	184,643	$13.83	282,277	$14.05	323,796	$13.74

Exercisable at December 31	162,548	$13.87	123,427	$14.06	35,650	$10.28

Weighted average grant-date fair value of SARs granted		$—		$3.00		$3.49

The aggregate intrinsic value as of December 31, 2007, of vested options and vested SARs was $0 .

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 6. STOCK-BASED AWARDS (Continued)
A summary of the status of nonvested stock options as of December 31, 2007, 2006 and 2005 is presented below:

	For the Years Ended December 31,
	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Options	Fair Value	Options	Fair Value	Options	Fair Value
Nonvested at January 1	496,460	$7.29	414,015	$5.08	661,013	$4.80
Granted	—	—	371,500	7.92	52,123	6.64
Vested	(190,468)	6.00	(152,687)	6.64	(260,906)	4.91
Forfeited	(121,204)	6.58	(136,368)	7.19	(38,215)	4.95

Nonvested at December 31	184,788	$7.98	496,460	$7.29	414,015	$5.08

A summary of the status of nonvested SARs as of December 31, 2007, 2006 and 2005 is presented below:

	For the Years Ended December 31,
	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	SARS	Fair Value	SARS	Fair Value	SARS	Fair Value
Nonvested at January 1	158,850	$3.12	288,146	$3.12	97,500	$3.30
Granted	—	—	1,500	3.14	228,301	3.09
Vested	(119,010)	3.12	(129,716)	3.14	(37,500)	3.12
Forfeited	(17,745)	3.34	(1,080)	2.80	(155)	2.80

Nonvested at December 31	22,095	$3.67	158,850	$3.12	288,146	$3.12

The fair value of each option and SAR is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Years Ended December 31,
	2007	2006	2005
Dividend yield	.50%	.29%	—
Expected volatility	34%	31%	21%
Risk-free interest rate	4.64%	4.79%	3.64%
Expected lives (in years)	.50	7.79	4.62
Forfeitures	1.80%	1.80%	1.80%

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 6. STOCK-BASED AWARDS (Continued)
The following table summarizes information about the options outstanding at December 31, 2007:

	Outstanding			Exercisable
		Weighted			Weighted	Weighted
Range of		Average	Weighted		Average	Average
Exercise		Contractual	Average		Contractual	Exercise
Prices	Options	Life	Exercise Price	Options	Life	Price
$2.39-3.53	1,400,415	2.59	$3.15	1,400,415	2.59	$3.15
4.24-5.42	258,328	4.60	4.92	245,953	4.58	4.90
7.47-8.89	90,375	5.99	8.45	75,000	6.00	8.45
9.13-18.78	134,750	7.95	15.25	54,612	7.77	13.23
20.46-25.32	118,500	7.94	21.21	41,600	7.87	21.94

$2.39-25.32	2,002,368	3.68	$5.50	1,817,580	3.28	$4.34

The following table summarizes information about the SARs outstanding at December 31, 2007:

	Outstanding			Exercisable
		Weighted			Weighted	Weighted
Range of		Average	Weighted		Average	Average
Exercise		Contractual	Average		Contractual	Exercise
Prices	SARs	Life	Exercise Price	SARs	Life	Price
$8.47-13.16	91,846	6.97	$10.97	74,081	6.96	$10.69
16.33-19.97	92,097	7.08	16.62	87,767	7.07	16.48
21.20-23.63	700	7.45	22.62	700	7.45	22.62

$8.47-23.63	184,643	7.03	$13.83	162,548	7.02	$13.87

The following table summarizes information about restricted stock grants as of December 31, 2007 and 2006:

	For the Years Ended December 31,
	2007		2006
		Grant Date		Grant Date
	Number of Shares	Fair Value	Number of Shares	Fair Value
Restricted stock issued to directors	3,500	$41	3,500	$66
Restricted stock granted to employees	—	$—	284,821	$4,030
In February 2008, we granted restricted stock awards for 81,045 shares of stock to employees and 16,209 shares of stock to a director under the Omnibus Plan. The restricted stock awards issued to employees vest one year after the date of grant, and there are no restrictions on trading upon vesting. The fair value of the 81,045 shares was $127,000 on the grant date. The director grant was immediately vested but subject to the director’s agreement not to sell as long as the director remains on our board of directors. The fair value of the 16,209 shares issued to a director was $24,000 on the grant date. In January and February 2008, we granted options to purchase 651,596 shares of stock to employees, which vest over three years, and 148,903 shares of stock to directors under the Omnibus Plan. The stock options granted to directors were immediately exercisable. Neither the options nor the restricted stock would impact the 2007 calculation of loss per share as their effect would be antidilutive due to a loss from continuing operations allocable to common stockholders in 2007.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. COMMON STOCK REPURCHASE PROGRAM
The board of directors has authorized a common stock repurchase program. In 2007, 2006, and 2005, Tarragon repurchased an aggregate of 1,637,703 shares of its common stock in open market and negotiated transactions at a cost of $27.4 million. Our cumulative cost of common stock repurchases is $47.8 million. As of December 31, 2007, Tarragon had authorization to repurchase an additional 72,288 common shares. We do not expect to make any stock repurchases in the foreseeable future.
NOTE 8. 10% CUMULATIVE PREFERRED STOCK
Our outstanding 10% cumulative preferred stock provides for the payment of a fixed dividend of $1.20 per year, payable quarterly, and has a liquidation value of $12 per share. We may redeem our preferred stock at any time after June 30, 2003 at the liquidation value plus a premium of $0.50 per share, which declines by $0.10 per share each year thereafter ($12.10 at December 31, 2007). No mandatory redemption or “sinking fund” is required. We issued 616,667 shares of 10% cumulative preferred stock in September 2006 in connection with the conversion of a convertible preferred interest in a consolidated joint venture. See NOTE 3. “MINORITY INTERESTS.”
In the third quarter of 2007, Tarragon’s board of directors suspended the payment of quarterly dividends on Tarragon’s 10% cumulative preferred stock beginning with the dividend payable on September 30, 2007. As of December 31, 2007, the preferred stock dividend in arrears was $770,376 in the aggregate, or $.60 per preferred share. If, at any time, six consecutive quarterly dividends are in arrears, then the holders of the 10% cumulative preferred stock, voting separately as a class, have the right to elect one director to sit on the Board of Directors of the Company until such time as the dividends in default have been paid in full.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 9. EARNINGS (LOSS) PER COMMON SHARE
Earnings (loss) per common share have been computed based on the weighted average number of shares of common stock outstanding for the years ended December 31, 2007, 2006, and 2005. Following is a reconciliation of earnings (loss) per common share — basic and earnings (loss) per common share – assuming dilution.

	For the Years Ended December 31,
	2007	2006	2005
Net income (loss) allocable to common stockholders, as reported	$(389,975)	$10,182	$87,599
Add:
Interest expense on convertible notes, net of income taxes	—	339	6,757

Net income (loss) allocable to common stockholders — assuming dilution	$(389,975)	$10,521	$94,356

Weighted average shares of common stock used in computing earnings per share	28,834,767	28,295,534	25,823,431
Convertible preferred interest of minority partner in consolidated joint venture	—	501,072	668,096
Convertible notes	—	469,771	3,404,846
Effect of stock-based awards	—	1,880,256	2,299,942

Weighted average shares of common stock used in computing earnings per share – assuming dilution	28,834,767	31,146,633	32,196,315

Earnings (loss) per common share
Net income (loss) allocable to common stockholders — basic	$(13.52)	$.36	$3.39

Net income (loss) allocable to common stockholders — assuming dilution	$(13.52)	$.34	$2.93

Net income (loss) allocable to common stockholders — assuming dilution in 2007 excludes $533,846 of interest expense on convertible notes, net of income taxes, because its effect was anti-dilutive due to a loss from continuing operations.
The following table summarizes the effect of potentially dilutive items on weighted average shares of common stock outstanding used in the computation of earnings (loss) per share — assuming dilution in 2007 that are not reflected because their effect was antidilutive due to a loss from continuing operations allocable to common stockholders.

For the
Year Ended
December 31,
2007
Convertible notes	472,172
Effect of stock-based awards	826,700

1,298,872

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 10. SEGMENT REPORTING
Our business is divided into two principal segments – Development and Investment.
Development. Our activities in the Development Division encompass the development of new mid-rise or high-rise condominiums and town homes for sale to residents, development of new rental properties, primarily apartment communities, condominium conversions of existing apartment communities, and land development and sale. We measure the performance of the Development Division primarily by gross profit from home sales. The following table presents units in our active development projects at December 31, 2007, by product type:

Remaining Homes
Community	or Home Sites

High-and mid-rise developments (1)	192
Townhome and traditional new developments	546
Condominium conversions	694
Rental developments (2)	1,969

3,401

(1)	As of December 31, 2007, we have recognized revenue under the percentage of completion method from the sale of 14 units in two projects that had not been delivered.

(2)	Includes 642 units held by the Investment Division.
Investment. This segment includes rental properties under development, in lease-up, and with stabilized operations. We consider a property stabilized when development or renovation is substantially complete and recurring operating income exceeds operating expenses and debt service. At December 31, 2007, we owned 8,771 consolidated stabilized apartments. We also had consolidated commercial properties with 232,000 square feet of space. The results of operations of four apartment communities with 880 units and two commercial properties with 177,000 square feet that are held for sale have been presented in discontinued operations in the accompanying Consolidated Statements of Operations. We also had three rental properties with 719 apartments in lease-up following the transfer of these properties from the Development Division to the Investment Division as a result of the decision not to convert them to condominiums. We have sold one of these properties with 180 units since December 31, 2007. See NOTE 17. “SUBSEQUENT EVENTS.”
We use net operating income to measure the performance of the Investment Division. Net operating income is defined as rental revenue less property operating expenses. We believe net operating income is an important supplemental measure of operating performance of our investment properties because it provides a measure of the core operations of the properties. Additionally, we believe that net operating income, as defined, is a widely accepted measure of comparative operating performance in the real estate community.
We believe that net income (loss) is the most directly comparable GAAP measure to net operating income. The operating statements for the Investment Division present reconciliations of net operating income to net income (loss).

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 10. SEGMENT REPORTING (Continued)
We allocate our general and administrative expenses between the segments based on the functions of the corporate departments. We allocate other corporate items not directly associated with one of our segments, including interest income, management fee and other revenue, and minority interests in income of consolidated partnerships and joint ventures, in the same proportions applicable to our general and administrative expenses.
Prior to January 1, 2004, we transferred properties between segments at their estimated fair values. We reported depreciation and cost of sales in the segment results using these basis amounts, which differed from the basis amounts for GAAP purposes. On January 1, 2007, we eliminated these differences in basis amounts in the segment balance sheets and operating statements.
Following are operating statements and balance sheets for our two segments and net operating income for the Investment Division. In our segment operating statements, we do not distinguish between consolidated and unconsolidated properties. We have provided a reconciliation of segment revenue to consolidated revenue below.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 10. SEGMENT REPORTING (Continued)

	DEVELOPMENT
	Operating Statements
	For the Years Ended December 31,
	2007		2006		2005
Sales	$430,778	100%	$508,185	100%	$735,528	100%
Cost of sales (1)	(557,357)	(129%)	(455,261)	(90%)	(557,848)	(76%)

Gross profit (loss) on sales	(126,579)	(29%)	52,924	10%	177,680	24%

Minority interests in sales of consolidated partnerships and joint ventures	3,450	1%	(2,302)	—	(2,093)	—
Outside partners’ interests in sales of unconsolidated partnerships and joint ventures	2,227	—	(2,138)	—	(33,627)	(5%)
Overhead costs associated with investment in joint ventures	(323)	—	(600)	—	(1,410)	—
Performance-based compensation related to projects of unconsolidated partnerships and joint ventures	(7)	—	(209)	—	(2,662)	—

	(121,232)	(28%)	47,675	10%	137,888	19%

Other income and expenses:
Impairment charges	(115,648)	(27%)	(2,721)	(1%)	—	—
Interest expense	(17,496)	(4%)	(18,307)	(4%)	(5,683)	(1%)
Net income from rental operations	510	—	7,435	1%	8,595	1%
Taxes, insurance, and other carrying costs	(7,198)	(2%)	(4,706)	(1%)	(876)	—
Mortgage banking income	—	—	864	—	457	—
General and administrative expenses (including the write-off of pursuit costs of development projects that did not go forward of $7,833 in 2007, $10,694 in 2006, and $1,808 in 2005)	(35,981)	(8%)	(31,777)	(6%)	(16,229)	(2%)
Other corporate items	912	—	250	—	550	—
Provision for litigation, settlement, and other claims	(1,313)	—	—	—	—	—
Distributions from unconsolidated partnerships and joint ventures in excess of investment	405	—	9,625	2%	—	—
Provision for losses	(3,000)	(1%)	—	—	—	—
Write-off of investment in joint venture	(6,045)	(1%)	—	—	—	—
Loss on extinguishment of debt	(562)	—	(2,855)	(1%)	(1,199)	—
Gain on sale of real estate	346	—	817	—	1,979	—

Income (loss) before income taxes	(306,302)	(71%)	6,300	—	125,482	17%
Income tax (expense) benefit	33,055	8%	(2,410)	—	(47,746)	(6%)

Net income (loss)	$(273,247)	(63%)	$3,890	—	$77,736	11%

(1)	Cost of sales includes marketing and advertising of for-sale communities, salaries and office costs related to personnel directly involved in acquiring, managing, and accounting for for-sale communities, as well as land, construction costs, architectural and engineering fees, and previously capitalized interest. Cost of sales in 2007 included impairment charges of $101.3 million and the effect of margin reductions totaling $52.4 million. Cost of sales in 2006 included impairment charges of $19 million and the effect of margin reductions totaling $23.6 million. Cost of sales in 2005 included the effect of margin reductions totaling $2 million.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 10. SEGMENT REPORTING (Continued)

	DEVELOPMENT
	Balance Sheets
	December 31,
	2007	2006
Assets
Cash and cash equivalents	$42,112	$21,468
Restricted cash	23,329	13,594
Contracts receivable, net	5,064	69,048
Real estate inventory:
Land for development	188,681	129,975
Residential construction in progress	111,346	231,894
Condominium conversions	45,474	397,299
Construction in progress — rentals	178,186	221,545
Contract deposits	5,865	13,390
Investments in and advances to partnerships and joint ventures	11,034	60,559
Other assets, net	20,228	28,045

	$631,319	$1,186,817

Liabilities and Equity
Accounts payable and other liabilities:
Trade accounts payable	$9,994	$15,903
Other accounts payable and liabilities	65,257	75,144
Deferred tax liability	—	33,055
Mortgages and notes payable:
Land for development	63,202	31,586
Residential construction in progress	68,889	129,585
Condominium conversions	36,438	227,137
Construction in progress — rentals	133,154	128,179
Other	30,822	29,419
Senior convertible notes	—	5,750
Subordinated unsecured notes	125,000	125,000

	532,756	800,758

Minority interest	4,776	9,771
Equity	93,787	376,288

	$631,319	$1,186,817

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 10. SEGMENT REPORTING (Continued)

	INVESTMENT
	Operating Statements
	For the Years Ended December 31,
	2007		2006		2005
Rental revenue	$107,836	100%	$92,269	100%	$114,827		100%
Property operating expenses	(56,783)	(53%)	(44,858)	(49%)	(59,492)		(52%)

Net operating income	51,053	47%	47,411	51%	55,335		48%
Net gain on sale of real estate	59,143		24,324		68,856
Distributions from unconsolidated partnerships and joint ventures in excess of investment	—		—		88
Minority interests in (income) loss of consolidated partnerships and joint ventures	505		(2,446)		(7,685)
Mortgage banking income	496		—		—
Elimination of management and other fees paid to Tarragon by unconsolidated partnerships and joint ventures	—		—		310
Outside partners’ interest in income of unconsolidated partnerships and joint ventures	—		—		(1,723)
General and administrative expenses (including legal and financial advisory expenses of $2.3 million in 2007 and investment banking advisory fees of $2,375 in 2005)	(13,334)		(6,812)		(9,888)
Other corporate items	1,680		1,902		865
Impairment charges	(151,792)		(810)		(3,066)
Net gain (loss) on extinguishment of debt	122		(1,363)		(33,574	)(1)
Provision for litigation, settlements, and other claims	(726)		—		(1,214)
Interest expense	(72,412)		(33,528)		(33,669)
Depreciation expense	(17,803)		(15,948)		(16,923)

Income (loss) before income taxes	(143,068)		12,730		17,712
Income tax (expense) benefit	27,874		(5,467)		(6,950)

Net income (loss)	$(115,194)		$7,263		$10,762

(1)	Loss on extinguishment of debt for the year ended December 31, 2005, includes $7.2 million of interest and premium associated with the conversion of convertible debt and $17 million of prepayment penalties and the write-off of deferred borrowing costs in connection with Ansonia’s refinancing of 23 properties in November 2005.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 10. SEGMENT REPORTING (Continued)

	INVESTMENT
	Balance Sheets
	December 31,
	2007	2006
Assets
Cash and cash equivalents	$2,044	$2,008
Restricted cash	9,793	10,003
Construction in progress — rentals	75,541	36,321
Contract deposits	—	199
Rental real estate, net	312,315	731,477
Investments in and advances to partnerships and joint ventures	788	964
Deferred tax asset	1,522	—
Assets held for sale	82,946	34,531
Other assets, net	15,125	17,750

	$500,074	$833,253

Liabilities and Deficit
Accounts payable and other liabilities:
Trade accounts payable	$4,917	$5,484
Other accounts payable and liabilities	28,360	45,982
Liabilities related to assets held for sale	96,121	25,588
Deferred tax liability	—	1,521
Mortgages and notes payable:
Construction in progress — rentals	51,157	7,340
Rental real estate	472,575	824,104
Other	36,033	10,381
Senior convertible notes	5,750	—

	694,913	920,400

Minority interest	14,456	12,318
Deficit (1)	(209,295)	(99,465)

	$500,074	$833,253

(1)	Investment Division deficit is the result of the net loss reported in 2007 and distributions to the parent exceeding accumulated divisional earnings.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 10. SEGMENT REPORTING (Continued)

	INVESTMENT
	Net Operating Income
	For the Years Ended December 31,
	2007		2006		2005
Rental revenue
Same store stabilized apartment communities	$61,753	100%	$62,438	100%	$59,910	100%
Apartment communities stabilized or in lease-up during period	6,144	100%	5,687	100%	5,230	100%
Apartment communities transferred to the Development Division for condominium conversion	—	—	—	—	6,557	100%
Apartment communities acquired during period	5,616	100%	5,122	100%	3,826	100%
Apartment communities sold during period	6,063	100%	7,685	100%	18,821	100%
Apartment communities transferred to the Investment Division upon the decision not to convert to condominiums	24,386	100%	3,798	100%	6,394	100%
Commercial properties	3,874	100%	7,539	100%	14,089	100%

	107,836	100%	92,269	100%	114,827	100%

Property operating expenses
Same store stabilized apartment communities	(31,157)	(50%)	(30,168)	(48%)	(29,829)	(50%)
Apartment communities stabilized or in lease-up during period	(4,405)	(72%)	(2,571)	(45%)	(2,500)	(48%)
Apartment communities transferred to the Development Division for condominium conversion	—	—	—	—	(3,085)	(47%)
Apartment communities acquired during period	(2,436)	(43%)	(2,539)	(50%)	(2,220)	(58%)
Apartment communities sold during period	(2,573)	(42%)	(4,308)	(56%)	(11,568)	(61%)
Apartment communities transferred to the Investment Division upon the decision not to convert to condominiums	(14,090)	(58%)	(1,177)	(31%)	(2,777)	(43%)
Commercial properties	(2,122)	(55%)	(4,095)	(54%)	(7,513)	(53%)

	(56,783)	(53%)	(44,858)	(49%)	(59,492)	(52%)

Net operating income
Same store stabilized apartment communities	30,596	50%	32,270	52%	30,081	50%
Apartment communities stabilized or in lease-up during period	1,739	28%	3,116	55%	2,730	52%
Apartment communities transferred to the Development Division for condominium conversion	—	—	—	—	3,472	53%
Apartment communities acquired during period	3,180	57%	2,583	50%	1,606	42%
Apartment communities sold during period	3,490	58%	3,377	44%	7,253	39%
Apartment communities transferred to the Investment Division upon the decision not to convert to condominiums	10,296	42%	2,621	69%	3,617	57%
Commercial properties	1,752	45%	3,444	46%	6,576	47%

	$51,053	47%	$47,411	51%	$55,335	48%

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 10. SEGMENT REPORTING (Continued)

	For the Years Ended December 31,
	2007	2006	2005
Reconciliation of segment revenues to consolidated revenue:
Development Division total revenue	$430,778	$508,185	$735,528
Less Development Division rental revenue presented in discontinued operations	(562)	(10,456)	(17,663)
Less Development Division sale revenue presented in discontinued operations	—	(2)	—
Less sales revenue of unconsolidated partnerships and joint ventures	(71,867)	(63,909)	(230,806)
Add rental revenue from development properties presented in net income from rental operations (1)	2,495	17,948	13,810

Development Division contribution to consolidated revenue	360,844	451,766	500,869

Investment Division rental revenue	107,836	92,269	114,827
Less Investment Division rental revenue presented in discontinued operations	(21,809)	(17,172)	(26,546)
Add management fee and other revenue included in other corporate items	1,647	1,299	420
Less rental revenue of unconsolidated partnerships and joint ventures	—	(1,020)	(11,140)

Investment Division contribution to consolidated revenue	87,674	75,376	77,561

Consolidated total revenue	$448,518	$527,142	$578,430

Reconciliation of segment net income (loss) to consolidated net income (loss):
Development Division net income (loss)	$(273,247)	$3,890	$77,736
Investment Division net income (loss)	(115,194)	7,263	10,762

Consolidated net income (loss)	$(388,441)	$11,153	$88,498

(1)	Rental revenue generated by properties transferred from Investment to Development for conversion to condominiums and properties constructed by Development in lease-up.

	December 31,
	2007	2006
Reconciliation of segment total assets to consolidated total assets:
Development Division total assets	$631,319	$1,186,817
Investment Division total assets	500,074	833,253

	1,131,393	2,020,070
Add goodwill	2,691	2,691

Consolidated total assets	$1,134,084	$2,022,761

NOTE 11. ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS
Pursuant to a strategic plan announced in March 2005, we sold 24 apartment communities and commercial properties in 2005 and 2006. In August 2007, we implemented a plan to dispose of 16 apartment communities and commercial properties, and sold ten properties during 2007. The remaining rental real estate properties that we intend to sell are classified as assets held for sale as of December 31, 2007, and their results of operations, along with the results of operations of the properties sold, are presented in discontinued operations except as discussed below.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 11. ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS (Continued)
During 2006, we reclassified one apartment community with a net carrying value of $3.5 million and one commercial property with a net carrying value of $1.6 million from assets held for sale to rental real estate because we decided not to sell them. Results of operations for these two properties are presented in continuing operations for all periods presented.
Assets held for sale and liabilities related to assets held for sale in the accompanying Consolidated Balance Sheets include the following:

	December 31,
	2007	2006
Rental real estate (net of accumulated depreciation of $16,965 in 2007 and $12,940 in 2006)	$81,519	$32,698
Other assets, net	1,427	1,833

	$82,946	$34,531

Accounts payable and other liabilities	$7,552	$925
Mortgages and notes payable	88,569	24,663

	$96,121	$25,588

Amounts include balances related to six apartment communities and two commercial properties at December 31, 2007, and one apartment community and four commercial properties at December 31, 2006, sold, under contract of sale, or currently marketed for sale.
In accordance with SFAS No. 144, we generally report the operating results for properties we disposed of—or for which we have implemented plans of disposal—in discontinued operations. In accordance with EITF 03-13, we retain the operating results for properties with which we anticipate we will have direct continuing cash flows or have significant continuing involvement after the disposals, and present all years in income (loss) from continuing operations. See our Discontinued Operations discussion at NOTE 2. “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” regarding EITF 03-13 and the general assumptions underlying our continuing cash flows assessment.
During 2007, we entered into agreements with the buyers of five of our rental properties pursuant to which TMI will continue to manage these properties for a fee.
Based on available operating budget information for the year ended December 31, 2008, we have determined that our cash inflows and outflows for each rental property related to advancing reimbursable costs would be significant. In accordance with EITF 03-13, we will reevaluate our assessment of the significance of continuing cash flows and continuing involvement for the twelve month period following the sale of each of these properties.
We have included our applicable gains on these sales in gain on sale of real estate in the accompanying Consolidated Statements of Operations for the year ended December 31, 2007, and have retained the operating results for these five properties in income (loss) from continuing operations for all years presented.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 11. ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS (Continued)
Discontinued operations for the years ended December 31, 2007, 2006, and 2005, include the operations of properties sold since the beginning of 2005 (except for three properties, as discussed below) and six properties held for sale as of December 31, 2007. The results of these operations were as follows:

	For the Years Ended December 31,
	2007		2006		2005
Rental revenue	$22,371	(1)	$27,632	(2)	$44,209	(3)
Property operating expenses	(14,382)		(17,048)		(25,315)
Depreciation expense (10)	(2,599)		(3,285)		(3,236)
Impairment charges	(43,684	) (4)	(810	) (5)	(1,438	) (6)
General and administrative expenses	(139)		—		—
Interest expense	(17,113)		(13,575)		(13,036)
Loss on extinguishment of debt	(2,026)		(234)		(2)
Provision for litigation, settlements, and other claims	(50)		—		—

Income (loss) from operations before income taxes	(57,622	) (7)	(7,320	) (8)	1,182	(9)
Income tax (expense) benefit	21,493		2,801		(450)

Income (loss) from operations	$(36,129)		$(4,519)		$732

Gain on sale of real estate before income taxes	43,023		19,969		67,326
Income tax expense	(16,048)		(7,638)		(25,617)

Gain on sale of real estate	$26,975		$12,331		$41,709

(1)	$21.8 million previously reported in the Investment Division, and $563,000 previously reported in the Development Division.

(2)	$20.6 million previously reported in the Investment Division, and $7 million previously reported in the Development Division.

(3)	$41.6 million previously reported in the Investment Division, and $2.6 million previously reported in the Development Division.

(4)	Includes two apartment communities we have decided not to convert to condominium homes for sale and two commercial properties.

(5)	Includes one apartment community and one commercial property. Losses of $810,000 on sale of the two properties are included in impairment charges.

(6)	Includes three apartment communities and one commercial property. Losses of $1.4 million on sale of the four properties are included in impairment charges.

(7)	$56.1 million previously reported in the Investment Division, and $1.5 million previously reported in the Development Division.

(8)	$691,000 previously reported in the Investment Division, and $6.6 million previously reported in the Development Division.

(9)	$1 million previously reported in the Investment Division, and $162,000 previously reported in the Development Division.

(10)	Depreciation expense relates to depreciation recorded on properties prior to the date of transfer to assets held for sale.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 11. ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS (Continued)
Assets held for sale at December 31, 2007, include two properties for which the operating results are presented in income (loss) from continuing operations in the accompanying Consolidated Statements of Operations based on our anticipated future continuing involvement with these properties following their sale. In addition, we included the operating results of the five rental properties sold during the fourth quarter of 2007 in income (loss) from continuing operations in the accompanying Consolidated Statements of Operations based on our anticipated continuation of activities and continuing involvement with these properties. The results of operations for these seven properties were as follows:

	For the Years Ended December 31,
	2007		2006		2005
Rental revenue	$17,411	(1)	$5,815	(2)	$3,478 (3)
Property operating expenses	(8,893)		(2,927)		(1,186)
Depreciation expense	(2,706)		(1,689)		(776)
Impairment charges	(130,130	) (7)	—		—
General and administrative expenses	(14)		—		—
Interest expense	(21,937)		(3,415)		(732)
Net gain (loss) on extinguishment of debt	2,419		(567)		(111)

Income (loss) from continuing operations before income taxes	(143,850	) (4)	(2,783	) (5)	673 (6)
Income tax (expense) benefit	53,656		1,064		(256)

Income (loss) from continuing operations	$(90,194)		$(1,719)		$417

(1)	Previously reported in the Investment Division.

(2)	Previously reported in the Investment Division.

(3)	Previously reported in the Investment Division.

(4)	$119 million previously reported in the Investment Division, and $24.9 million previously reported in the Development Division.

(5)	$2 million previously reported in the Investment Division, and $764,000 previously reported in the Development Division.

(6)	$71,000 previously reported in the Investment Division, and $602,000 previously reported in the Development Division.

(7)	Losses of $5.9 million on sale of four properties are included in impairment charges.
For the seven rental properties, TMI earned management fees of approximately $839,000, $752,000, and $140,000 for the years ended December 31, 2007, 2006, and 2005, respectively, which we eliminated from our consolidated operating results as intercompany items.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 12. INCOME TAXES
The provision for income taxes related to continuing operations consists of the following:

	For the Years Ended December 31,
	2007	2006	2005
Current:
Federal	$(27,451)	$(711)	$11,737
State	(2,872)	(364)	901

	(30,323)	(1,075)	12,638

Deferred:
Federal	(22,145)	3,490	14,321
State	(3,015)	624	1,330

	(25,160)	4,114	15,651

Income tax expense (benefit)	$(55,483)	$3,039	$28,289

A reconciliation of income taxes at the federal statutory income tax rate to income taxes as reported is as follows:

	For the Years Ended December 31,
	2007	2006	2005
Income (loss) from continuing operations before taxes	$(434,770)	$6,380	$74,346
Statutory Federal income tax rate	34%	35%	35%

Income taxes at statutory rate	(147,822)	2,233	26,021
State income taxes, net of Federal benefit	(16,305)	207	2,416
Change in valuation allowance	121,706	560	—
True-up NOL	(7,943)	—	—
Change in effective tax rate	(1,093)	—	—
Other	(4,026)	39	(148)

Income tax expense (benefit) from continuing operations	$(55,483)	$3,039	$28,289

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 12. INCOME TAXES (Continued)
The following table discloses the components of the deferred tax amounts at December 31, 2007 and 2006:

	December 31,
	2007	2006
Deferred tax assets — temporary differences:
Outside basis in partnership assets	$6,637	$6,806
Minority interests	6,757	6,929
Real estate	34,825	—
Real estate inventory	36,691	—
Allowance for losses	1,933	623
Straight-line rent	114	—
Deferred revenue	580	2,436
Accrued benefits	757	1,732
Warranty reserves	1,801	1,530
Accrued settlements	789	1,033
Stock-based awards	1,478	1,024
Interest on unrecognized tax benefits	573	—
Interest rate swap	1,010	—
Other	10	10

Total deferred tax assets — temporary differences	93,955	22,123
Net operating loss carryforward	53,200	18,636
Alternative minimum tax credit carryforward	1,151	3,232
State tax credits	246	—
Less: valuation allowance	(122,266)	(560)

Total deferred tax assets	26,286	43,431

Deferred tax liabilities — temporary differences:
Distributions from partnerships and joint ventures in excess of basis	1,160	1,044
Real estate inventory	—	38,315
Investments in partnerships and joint ventures	18,560	28,635
Real estate	—	3,826
Remediation costs	3,804	3,901
Prepaid insurance	821	1,811
Straight-line rent	—	140
Prepaid rent	187	139
Goodwill	232	196

Total deferred tax liabilities	24,764	78,007

Net deferred tax assets (liabilities)	$1,522	$(34,576)

At December 31, 2007, we had Federal net operating loss carryforward (“NOLs”) of approximately $144 million that expire in 2027. In 2006, we established a valuation allowance of $560,000 against a deferred tax asset for NOLs that have limitations on their use. During 2007, we increased the valuation allowance against our deferred tax asset by $121.7 million to $122.3 million against a net deferred tax asset of $123.8 million. The valuation allowance has been established and maintained for net deferred tax assets on a “more likely than not” basis. We have considered the following possible sources of taxable income when assessing the realization of the deferred tax assets: (1) future reversals of existing taxable temporary differences; (2) taxable income in prior carryback years; (3) tax planning strategies; and (4) future taxable income exclusive of reversing temporary differences and carryforwards.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 12. INCOME TAXES (Continued)
The first source of taxable income listed above is available to support the recognition of our deferred tax assets only up to the amount that current year losses will be used to offset prior years taxable income. We anticipate that future reversals of existing taxable temporary differences will generate future taxable income to offset only a portion of the current projected loss for 2007. We also anticipate taxable losses in 2008 primarily due to planned sales of assets. Forecasts of losses were considered in connection with other positive and negative evidence, including our current financial performance, the current environment in the homebuilding and credit markets, and other factors. As a result, the conclusion was made that there was not sufficient positive evidence to enable us to conclude that it is more likely than not that our deferred tax assets would be realized beyond an amount that approximates $1.5 million. Therefore, we have provided a valuation allowance on the amount over the $1.5 million. This assessment will continue to be undertaken in future periods.
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
Accounting for Uncertainty In Income Taxes. In May 2007, the FASB issued Staff Position FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”), which amends FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48,” together with FSP FIN 48-1 referred as “FIN 48, as amended”). As of January 1, 2007, we adopted the provisions of FIN 48, as amended, which clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48, as amended, prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position an entity takes or expects to take in a tax return. To recognize a tax position, the tax position must be more-likely-than-not sustainable upon examination by the relevant taxing authority, and the relevant measurement of the position must be the largest amount of benefit that we would more than 50% likely realize upon settlement. We would recognize the benefit of a position in the interim reporting period during which it meets the threshold, unless we effectively settle it earlier through examination, negotiation, or litigation or the applicable statute of limitations period expires.
The following table includes a reconciliation of the total amounts of unrecognized tax benefits as of January 1, 2007 to that as of December 31, 2007:

Unrecognized tax benefits — January 1, 2007	$1,310
Increases as a result of tax positions taken in prior periods	57
Decreases as a result of tax positions taken in prior periods	(57)
Increases as a result of tax positions taken in the current period	21
Decreases as a result of tax positions taken in the current period	(21)
Change in effective tax rate	(34)

Unrecognized tax benefits — December 31, 2007	$1,276

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 12. INCOME TAXES (Continued)
As a result of the implementation of FIN 48 in the first quarter of 2007, we recorded a cumulative effect adjustment to accumulated deficit of $57,000 to increase the liability for unrecognized tax benefits. The $1.3 million of unrecognized tax benefits at December 31, 2007, if recognized, would impact the effective tax rate.
Interest costs and penalties related to income taxes are classified as interest expense and general and administrative expenses, respectively, in our Consolidated Statements of Operations. Upon the adoption of FIN 48, we recorded $467,000 (net of income taxes of $289,000) in interest and $1.9 million in penalties which were accounted for as cumulative effect adjustments to accumulated deficit. At December 31, 2007, the accrual for interest was $1.5 million and the accrual for penalties was $2.2 million, and both are included in other accounts payable and liabilities on the Consolidated Balance Sheet.
We are subject to taxation in the United States and various state and local jurisdictions. Our tax years for 2004 through the current period are subject to examination by the tax authorities. Currently, an estimate of the range of the reasonably possible change in unrecognized tax benefits in the next twelve months cannot be made.
NOTE 13. RELATED PARTY TRANSACTIONS
In considering transactions with related persons, our board of directors requires full disclosure of all material facts concerning the relationship and financial interest of the relevant individuals involved in the transaction. If the transaction is deemed to be fair to the Company, the transaction must be approved by a majority of the independent directors entitled to vote on the matter.
At December 31, 2007, we had a $36 million unsecured term loan with affiliates of William S. Friedman, our chief executive officer and chairman of our board of directors. As of December 31, 2006, the outstanding amount under this loan was $10.4 million. This loan was modified in November 2007, converting it from a revolving line of credit to a term loan and extending its maturity to January 2009. The loan bears interest at the lower of 100 basis points over the 30-day LIBOR or the lowest rate offered in writing to us for an unsecured loan by an institutional lender (5.6% at December 31, 2007). Interest payments totaling $1.5 million were approved by the board and paid in November and December 2007. We incurred interest on this loan of $2 million in 2007, $602,000 in 2006, and $49,000 in 2005.
In January 2008, Mr. Friedman sold $10 million of this loan to Robert Rothenberg, our president and chief operating officer and a member of our board of directors, for $6 million, and the independent members of our board of directors approved the modification of the loan and the execution of replacement notes in the amounts of $26 million to affiliates of Mr. Friedman (the “Friedman Note”) and $10 million to Mr. Rothenberg (the “Rothenberg Note”). Mr. Rothenberg paid Mr. Friedman $1 million in cash and financed the remainder of the purchase price with a $5 million promissory note made in favor of Mr. Friedman (the “Friedman/Rothenberg Note”). The Friedman/Rothenberg Note bears interest at the same rate as the Rothenberg Note. Monthly payments of interest on the Friedman/Rothenberg Note are payable to the extent of payments received under the Rothenberg Note. Principal payments on the Friedman/Rothenberg Note are payable based on 25% of payments received under the Rothenberg Note in excess of the required monthly interest payments, with remaining principal due at maturity, which occurs when the Rothenberg Note is paid in full.
In an effort to address existing covenant violations under the subordinated unsecured notes, as described in NOTE 5. “NOTES PAYABLE,” in March 2008, we entered into an agreement with Messrs. Friedman and Rothenberg and the note holders pursuant to which the aggregate of $36 million in notes payable to Mr. Friedman and Mr. Rothenberg, or the affiliate notes, is subordinated to the subordinated notes. In exchange for this subordination, the subordinated note holders have agreed to (1) waive our compliance with the financial covenants applicable to the subordinated notes through September 2009 and (2) grant a 270-day option (or the option) to Mr. Friedman and Mr. Rothenberg to purchase the subordinated notes from the note holders at a discount.
With the approval of the non-management members of our board, in consideration for entering into the subordination agreement and option and agreeing to assign the option to us, we issued to Mr. Friedman and Mr. Rothenberg five-year warrants to purchase 3.5 million shares of our common stock at an exercise price of $2.35, which was the closing price of our common stock on The NASDAQ Global Select Market on the date of issuance. In addition, we entered into amendments to the affiliate notes and related documents which (1) increased the annual rate of interest paid on the affiliate notes to 12.5%, (2) extended the term of the affiliate notes to the later of March 2013 and the second anniversary of the repayment in full of the subordinated unsecured notes and (3) requires mandatory prepayments, after repayment in full of the subordinated unsecured notes, out of excess cash receipts. Payments of cash interest on the affiliate notes may not exceed 5% for as long as the affiliate notes remain subject to the subordination agreement, although interest on the affiliate notes is payable in kind at any time. The fair value of the warrants will be accounted for as deferred financing costs and will be amortized to interest expense over the term of the affiliate loans.
We received property and asset management fees totaling $92,000 in 2007, $69,000 in 2006, and $10,000 in 2005 and loan origination fees of $156,000 in 2006 from real estate partnerships controlled by Mr. Friedman.
We provide asset and property management services for certain properties owned by partnerships and joint ventures in which we hold interests. We received management fees of $338,000 in 2007, $193,000 in 2006, and $504,000 in 2005 from properties accounted for by the equity method and recognized as income $283,000, $78,000, and $132,000 for the portion of the fee allocable to our joint venture partners. The remaining portion of the fees was treated as a return of our investment. From our consolidated joint ventures, we received

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 13. RELATED PARTY TRANSACTIONS (Continued)
management fees of $2.8 million in 2007, $1.9 million in 2006, and $1.6 million in 2005, all of which were eliminated in consolidation.
In October 2007, we sold Kennesaw Farms, a rental property under development in Gallatin, Tennessee, for $4.3 million of cash and the assumption of a $1.2 million construction loan to an affiliate of Robert C. Rohdie, who served as president and chief executive officer of Tarragon Development Corporation, a wholly owned subsidiary of Tarragon, until March 31, 2007, and as a member of our board of directors until August 14, 2007. Our board of directors determined that it was in the best interests of the Company to accept an offer from Mr. Rohdie rather than pursue an offer of $6.2 million from an unrelated third party purchaser because a sale to Mr. Rohdie was more likely to close and could be closed more expeditiously because Mr. Rohdie had agreed to waive due diligence and the lender was amenable to Mr. Rohdie’s assumption of the construction loan. Mr. Rohdie was also paid fees of $54,000 for consulting services he provided to Tarragon in the second quarter of 2007, while still a member of our board of directors.
In 2006, Mr. Rohdie converted his preferred interest in TDC into 668,096 shares of our common stock and 616,667 shares of our 10% cumulative preferred stock. See NOTE 3. “MINORITY INTERESTS.”
Our partners in Ansonia Apartments, LP (“Ansonia”) and Tarragon Calistoga, L.L.C. include certain directors and officers of Tarragon. Ansonia, one of our consolidated joint ventures, has a secured credit facility with GECC with a balance of $399.5 million as of December 31, 2007. When GECC reinstated Ansonia’s debt in September 2007, these loans were cross-defaulted and cross-collateralized with another GECC loan—see NOTE 5. “NOTES PAYABLE.”
We received interest income of $882,000 in 2007, $447,000 in 2006, and $431,000 in 2005 under a $5 million revolving loan to one of our unconsolidated joint ventures. Of the interest received, we recognized $318,000 in 2007, $247,000 in 2006, and $242,000 in 2005 for the portion of interest allocable to our joint venture partner. Interest accrues monthly at a rate of 20% and matures in June 2008. During 2007, we wrote off the $4.6 million note receivable due to uncertainty of its collectibility.
NOTE 14. COMMITMENTS AND CONTINGENCIES
The Company and three of its officers (William S. Friedman, chairman of the board of directors and chief executive officer; Robert P. Rothenberg, president and chief operating officer; and Erin D. Pickens, executive vice president and chief financial officer), Beachwold Partners, L.P., a Texas limited partnership with William S. Friedman, as general partner, and members of his family, as limited partners, and the Company’s independent registered public accounting firm, have been named as defendants in a securities class action lawsuit brought on behalf of persons who purchased the Company’s common stock between January 5, 2005 and August 9, 2007. In addition, the members of the board of directors of the Company and Ms. Pickens have been named as defendants in a separate shareholder derivative action. The plaintiffs’ in both lawsuits allege generally that the Company issued materially false and misleading statements regarding the Company’s business and financial results during the relevant time period. The Company believes that these claims are without merit and intends to defend the cases vigorously.
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

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 14. COMMITMENTS AND CONTINGENCIES (Continued)
In May 2007, we settled a contract dispute with the general contractor of one of our recently completed projects by agreeing to pay $1.4 million, including a previously accrued $300,000 retainage balance. We accrued the balance of the settlement payment as of December 31, 2007, and payment was made in January 2008.
In March 2008, we reached an agreement to settle a dispute with the counter-party to a brokerage agreement. We have agreed to pay $976,000 which has been accrued as of December 31, 2007.
In connection with our development or conversion of properties into condominiums, from time to time, we receive statutory notices from the homeowners’ of these properties claiming construction defects. We currently have open claims with the homeowners’ associations of three of our projects in Florida. See discussion of warranty reserve in NOTE 2. “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.” We were also notified by the homeowners’ association of one of our condominium conversion projects of discrepancies in the size and configuration of certain of the units from that described in the property’s condominium declaration. We are currently in discussions with the homeowners’ association concerning appropriate steps to correct the condominium declaration.
In connection with the acquisition of land in Fort Lauderdale, Florida, in 2005 as part of an assemblage for a development project, we agreed to build a community center for the seller of one of the sites acquired. In October 2007, the seller drew down on a $750,000 letter of credit securing our obligation, claiming breach of contract, rescission, and specific performance of our obligation to build the community center. We have negotiated a settlement with the seller under which we are conveying title to the land for the community center to the seller. The cost of the land was written off during the second quarter of 2007 in connection with the impairment of the related development project. In addition, in the fourth quarter of 2007, we paid $750,000 to the bank on which the letter of credit was drawn.
We are also party to various other claims and routine litigation arising in the ordinary course of business.
Our accrual for litigation-related losses that were probable and estimable, primarily those discussed above, was $2.1 million at December 31, 2007. As additional information about current or future litigation or other contingencies becomes available, we will assess whether additional amounts related to those contingencies should be accrued based on such information. Such additional accruals could potentially have a material impact on the Company’s business, results of operations, financial position and cash flows.
We believe we may have exposure for taxes other than income taxes. We believe the range of potential deficiency, including interest and penalties, is between $564,000 and $1.2 million and have accrued a loss contingency of $564,000 in connection with this exposure as of December 31, 2007, which is recorded in other accounts payable and liabilities in the Consolidated Balance Sheet.
We are responsible for funding certain condominium and homeowner association deficits in the ordinary course of business. We do not currently believe these obligations will have any material adverse effect on our financial position or results of operations and cash flows.
Firm contracts to purchase real estate for development activities include contracts to purchase two tracts of land for development of condominiums in New Jersey, one in Ridgefield for $16 million, expected to close in December 2008, and the other in Hoboken for $44.3 million, expected to close in the second or third quarter of 2009. Additionally, we have a contract to purchase land for development of a rental property in Tennessee for $5 million, expected to close in April 2008. We anticipate financing these purchases with debt. In addition, we may consider forming joint ventures with other parties to provide a portion of the capital required.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 14. COMMITMENTS AND CONTINGENCIES (Continued)
The following is a schedule of future minimum lease payments due on leases for equipment and office space occupied by us that expire at various dates through 2018. The subleased office space is related to the subleases of our Fort Lauderdale and Rutherford office spaces.

	Office Space	Subleased
	and Equipment	Office Space
2008	$1,862	$(376)
2009	1,641	(680)
2010	1,547	(699)
2011	1,172	(626)
2012	1,088	(625)
Thereafter	6,613	(2,041)

	$13,923	$(5,047)

Tarragon’s rental operations include the leasing of commercial properties subject to leases with terms greater than one year. The leases thereon expire at various dates through 2014. The following is a schedule of future minimum rentals to be received on non-cancelable operating leases as of December 31, 2007:

2008	$1,548
2009	1,305
2010	1,136
2011	800
2012	437
Thereafter	400

$5,626

Tarragon recorded rent expense of $2 million, $1.6 million, and $1.4 million for the years ended December 31, 2007, 2006, and 2005, respectively, which was net of sublease income of $112,000 and $82,000 in 2007 and 2006, respectively. Tarragon recorded no sublease income in 2005.
On February 12, 2008, we entered into employment agreements with nine of our executive officers. The employment agreements have terms of three years, provide for a guaranteed minimum bonus for 2008 and salary and benefits continuation for periods ranging from 12 to 36 months in the event the named executive is terminated for any reason other than cause, or as a result of death or voluntary resignation. The guaranteed bonuses for 2008 total $1.8 million.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 15. QUARTERLY RESULTS OF OPERATIONS (Unaudited)
The following is a tabulation of the quarterly results of operations for the years ended December 31, 2007 and 2006 (unaudited). The quarterly results of operations have been recast to present the operating results of 26 properties sold in 2007 and 2006 and eight properties held for sale at December 31, 2007, in discontinued operations in accordance with SFAS No. 144.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2007
Revenue	$145,396	$70,971	$75,038	$157,113
Gross profit (loss) from home sales	7,543	(42,703)	(48,847)	(38,319)
Impairment charges	—	143,080	73,165	7,511
Equity in income (loss) of partnerships and joint ventures	291	(5,729)	(2,255)	(663)
Discontinued operations, net of income taxes:
Income (loss) from operations	(1,573)	25,914	(7,419)	(53,051)
Gain on sale of real estate	—	854	2,323	23,798
Income (loss) from continuing operations	(2,672)	(207,777)	(179,707)	10,869
Net income (loss)	(4,245)	(181,009)	(184,803)	(18,384)
Earnings (loss) per common share — basic and diluted
Income (loss) from continuing operations allocable to common stockholders	$(.11)	$(7.24)	$(6.22)	$.36
Net income (loss) allocable to common stockholders	(.16)	(6.31)	(6.40)	(.65)
During the second quarter of 2007, we recorded impairment charges of $143.1 million on three rental properties, two active rental developments, one property in reposition, two mid-rise developments, and three pipeline projects. We also recorded impairment charges of $39.1 million (recorded as cost of sales) on five of our active development projects and one mid-rise development. During the third quarter of 2007, we recorded impairment charges of $73.2 million on six rental properties, three active rental developments, two mid-rise developments, five pipeline projects, and one townhome and traditional new development. Additionally, during the third quarter of 2007, we recorded impairment charges of $35.7 million (recorded as cost of sales) on five of our active development projects, one mid-rise development, and three parcels of land. During the fourth quarter of 2007, we recorded impairment charges of $7.5 million on four rental properties, one active rental development, and two pipeline projects. We also recorded impairment charges of $22.1 million (recorded as cost of sales) on five of our active development projects and one mid-rise development.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 15. QUARTERLY RESULTS OF OPERATIONS (Unaudited) (Continued)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2006
Revenue	$109,589	$142,363	$115,654	$159,536
Gross profit (loss) from home sales	23,095	22,526	13,325	(11,179)
Impairment charges	—	—	—	2,721
Equity in income of partnerships and joint ventures	2,061	920	13,040	1,145
Discontinued operations, net of income taxes:
Income (loss) from operations	307	133	(3,368)	(1,591)
Gain on sale of real estate	7,338	1,811	3,332	(150)
Income (loss) from continuing operations	10,830	8,722	6,000	(22,211)
Net income (loss)	$18,475	$10,666	$5,964	$(23,952)
Earnings (loss) per common share — basic
Income (loss) from continuing operations allocable to common stockholders	$.37	$.30	$.21	$(.79)
Net income (loss) allocable to common stockholders	.64	.37	.21	(.85)
Earnings (loss) per common share — assuming dilution
Income (loss) from continuing operations allocable to common stockholders	$.34	$.27	$.19	$(.79)
Net income (loss) allocable to common stockholders	.58	.33	.19	(.85)
During the fourth quarter of 2006, we recorded impairment charges of $19 million (recorded as cost of sales) on five of our active development projects and $2.7 million on two tracts of land. Additionally, during the fourth quarter, we recorded $11.8 million of additional cost of sales as a result of margin reductions on five of our active development projects. We also wrote off $5.7 million of pursuit costs on development projects that were canceled in the fourth quarter of 2006.
NOTE 16.     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AND ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”), to increase consistency and comparability in fair value measurements. SFAS No. 157 creates a single definition of fair value, emphasizes fair value as a market-based measurement, establishes a framework for measuring fair value, and enhances disclosure requirements. On November 14, 2007, the FASB agreed to defer the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities until fiscal years and interim periods beginning after November 15, 2008. On February 12, 2008, the FASB documented the deferral in FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157” “FSP FAS 157-2.” As a partial modification of the November 2007 decision, FSP FAS 157-2 does not apply to non-financial assets and non-financial liabilities that companies record or disclose at fair value at least annually. On February 14, 2008, the FASB issued FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which excludes asset and liabilities subject to lease accounting under SFAS No. 13 and related accounting pronouncements, except for lease assets and liabilities assumed in a business combination.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AND ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED (Continued)
Companies that have already issued financial statements using SFAS No. 157 before February 12, 2008, are not eligible for the deferral under FSP FAS 157-2; however, companies would retroactively apply the impact of FSP FAS 157-2 to their initial adoption date of SFAS No. 157. SFAS No. 157 would still be effective for financial assets and financial liabilities, as well as non-financial assets and non-financial liabilities outside of the scope of the FSP FAS 157-2, for fiscal years and interim periods beginning after November 15, 2007. We are currently evaluating the impact, if any, SFAS No. 157 will have on our consolidated financial statements.
In November 2006, the FASB ratified EITF Issue No. 06-8, “Applicability of a Buyer’s Continuing Investment Under FASB Statement No. 66 for Sales of Condominiums” (“EITF 06-8”). EITF 06-8 provides guidance in assessing the collectibility of the sales price, which is required to recognize profit under the percentage-of-completion method pursuant to SFAS No. 66. EITF 06-8 states that an entity should evaluate the adequacy of the buyer’s initial and continuing investment in reaching its conclusion that the sales price is collectible. The continuing investment criterion in paragraph 12 of SFAS No. 66 would be met by requiring the buyer to either (1) make additional payments during the construction term at least equal to the level annual payments that would be required to fund principal and interest payments on a hypothetical mortgage for the remaining purchase price of the property or (2) increase the initial investment by an equivalent aggregate amount. If the test for initial and continuing investment is not met, the deposit method should be applied and profit recognized only once the aggregate deposit meets the required investment test for the duration of the construction period. EITF 06-8 will be effective for the first annual reporting period beginning after March 15, 2007.
Accounting for sales of condominiums not consistent with EITF 06-8 would require a cumulative effect adjustment to retained earnings in the period of adoption. We do not expect the adoption of EITF 06-8 to have a material effect on our consolidated financial statements. The application of the continuing investment criteria on the collectibility of the sales price will limit our ability to recognize revenue and costs using the percentage of completion accounting method.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”). This statement permits entities to choose to measure financial assets and liabilities, with certain exceptions, at fair value at specified election dates. A business entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We adopted SFAS No. 159 on January 1, 2008 and elected not to adopt the provisions of SFAS No. 159 with respect to our existing financial assets and liabilities.
In November 2007, the FASB issued EITF Issue No. 07-6, “Accounting for the Sale of Real Estate Subject to the Requirements of SFAS No. 66 When the Agreement Includes a Buy-Sell Clause” (“EITF 07-6”). A buy-sell clause is a contractual term that gives both investors of a jointly-owned entity the ability to offer to buy the other investor’s interest. EITF 07-6 applies to sales of real estate to an entity if the entity is both partially owned by the seller of the real estate and subject to an arrangement between the seller and the other investor containing a buy-sell clause. The EITF concluded the existence of a buy-sell clause does not represent a prohibited form of continuing involvement that would preclude partial sale and profit recognition pursuant to SFAS No. 66. However, the buy-sell clause could represent such a prohibition if the terms of the buy-sell clause and other facts and circumstances of the arrangement suggest:
•	the buyer cannot act independently of the seller; or

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AND ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED (Continued)
•	the seller is economically compelled or contractually required to reacquire the other investor’s interest in the jointly owned entity.
EITF 07-6 is effective for new arrangements in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact, if any, EITF 07-6 will have on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements: an amendment of ARB No. 51” (“SFAS No. 160”), which provides a uniform accounting and reporting approach for noncontrolling interests, or minority interests, in subsidiaries. SFAS No. 160 amends ARB No. 51, “Consolidated Financial Statements,” by requiring an entity that is a parent to a subsidiary report the noncontrolling interest in the subsidiary as equity in the parent’s consolidated financial statements. The face of the parent’s consolidated income statement must show the portion of consolidated net income attributable to the parent separate from that attributable to the noncontrolling owners. An entity that changes but retains its controlling interest must report the change as an equity transaction. An entity that loses its controlling interest must adjust its remaining interest in the former subsidiary to fair value as of the deconsolidation date and report the change as a gain or loss in consolidated net income in the applicable reporting periods. The parent’s financial statement disclosures must include the following:
•	a reconciliation of beginning and ending balances of the parent’s equity and noncontrolling owners’ equity in the subsidiary; and

•	a schedule showing the changes in equity resulting from changes in the parent’s ownership interest.
SFAS No. 160 also amended SFAS No. 128, “Earnings per Share,” by continuing to base earnings (loss) per share calculations on the operating results of the parent. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. We have not determined the impact, if any, SFAS No. 160 will have on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”), which replaces SFAS No. 141, “Business Combinations” (“SFAS No. 141”). SFAS No. 141R does not apply to the formation of a joint venture or the acquisition of an asset that does not constitute a business combination. Unlike SFAS No. 141, SFAS No. 141R defines an acquiring entity as the entity that obtains control of one or more businesses in a business combination, and SFAS No. 141R expands the scope of SFAS No. 141 to include business combinations that do not involve an exchange or transfer of consideration. It also defines the acquisition date as the date upon which the acquiring entity achieves control of the acquired business or businesses. Under SFAS No. 141R, an acquiring entity must still apply the acquisition method, or purchase method, to all business combinations. SFAS No. 141R is effective, on a prospective basis, for business combinations with an acquisition date on or after the fiscal years beginning on or after December 15, 2008. We have not determined the impact, if any, SFAS No. 141R will have on our consolidated financial statements.
On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We have not determined the impact, if any SFAS No. 161 will have on our consolidated financial statements.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 17. SUBSEQUENT EVENTS
Asset sales. The following table summarizes asset sales completed after December 31, 2007 through March 27, 2008:

2008				Net Cash
Date of Sale	Property	Sale Price	Debt Satisfied	Proceeds
January	Creekwood North	$11,800	$5,723	$5,429
January	Park Dale Gardens	6,200	5,172	390
February	University Center	2,750	—	2,608

		$20,750	$10,895	$8,427

In February 2008, we also sold 1000 Jefferson, a rental development in Hoboken, New Jersey. The property was sold for $116.2 million, satisfied $76.2 million of debt, and provided net cash proceeds of $29.3 million.
Notice of Delisting from Nasdaq. On January 4, 2008, we received a staff determination letter from The Nasdaq Stock Market stating that our common stock is subject to delisting from The Nasdaq Global Select Market for our failure to solicit proxies and hold an annual meeting in 2007, in accordance with Nasdaq Marketplace Rules. We requested a hearing to appeal Nasdaq’s determination, which was held on February 21, 2008. Tarragon’s common stock will continue to be listed on The Nasdaq Global Select Market pending a decision on the appeal. There can be no assurance, however, that Nasdaq will grant our request to waive this requirement or that our common stock will not be delisted.
If our common stock is delisted from The Nasdaq Global Select Market, our common stock would be traded over-the-counter, more commonly known as OTC. OTC transactions involve risks in addition to those associated with transactions in securities traded on The Nasdaq Global Select Market. Many OTC stocks trade less frequently and in smaller volumes than securities traded on The Nasdaq Global Select Market. Accordingly, our common stock would be less liquid, and the value of our common stock could decline.
In addition, the delisting of our common stock could result in breaches of covenants prohibiting transfer of ownership contained in certain of our debt agreements. Under these circumstances, the lenders could give us a notice of default and accelerate payment of our outstanding indebtedness. The acceleration of our obligations under these debt agreements would have a material adverse effect on our liquidity and financial position.
Notes payable. On March 1, 2008, one of two non-recourse mortgage loans secured by our Carlyle Towers rental apartment community matured. The other loan matures in October 2011. We have offered to convey the property to the lender in satisfaction of the mortgage and are cooperating with the lender to effect a foreclosure or a deed in lieu of foreclosure. As of December 31, 2007, the loans had an outstanding balance of $6.4 million.

SCHEDULE II
TARRAGON CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2007
(dollars in thousands)

	Beginning	Charged		Ending
	Balance	to earnings	Deductions	Balance
Valuation allowance against deferred tax asset
Year ended December 31, 2005	$—	$—	$—	$—
Year ended December 31, 2006	—	560	—	560
Year ended December 31, 2007	560	121,706	—	122,266

Valuation allowance against notes receivable
Year ended December 31, 2005	$—	$1,628	$—	$1,628
Year ended December 31, 2006	1,628	—	—	1,628
Year ended December 31, 2007	1,628	3,000	—	4,628

Valuation allowance against contracts receivable
Year ended December 31, 2005	$—	$—	$—	$—
Year ended December 31, 2006	—	—	—	—
Year ended December 31, 2007	—	19,895	(14,847)	5,048

SCHEDULE III
TARRAGON CORPORATION
RENTAL REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2007
(Dollars in Thousands)

				Costs (1)
				Capitalized	Gross Carrying Amounts						Life on Which
		Initial Cost to Company		Subsequent	at End of Year						Depreciation in Latest
			Buildings and	To Acquisition		Buildings and		Accumulated	Date of	Date	Statement of Income
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Construction	Acquired	Is Computed
Rental Real Estate
Apartments
200 Fountain	$11,432	$3,081	$12,323	$674	$2,921	$13,157	$16,078	$1,398	1965	May-04	3 - 40 years
New Haven, CT
278 Main Street	5,042	1,154	4,615	709	1,150	5,328	6,478	463	1988	Feb-05	3 - 40 years
West Haven, CT
1118 Adams	9,124	3,828	1,022	21,658	4,144	22,364	26,508	877	2005	Mar-04	3 - 40 years
Hoboken, NJ
Autumn Ridge	5,668	397	1,589	391	400	1,977	2,377	725	1973	Dec-97	3 - 40 years
East Haven, CT
Aventerra	8,160	876	3,506	4,468	876	7,974	8,850	3,284	1974	Nov-98	3 - 40 years
Dallas, TX
Club at Danforth	25,799	3,000	—	14,959	2,351	15,608	17,959	4,798	1997	Sep-97	3 - 40 years
Jacksonville, FL
Dogwood Hills	4,375	504	2,016	393	505	2,408	2,913	748	1972	Nov-99	3 - 40 years
Hamden, CT
Forest Park	11,914	1,670	6,680	1,453	1,719	8,084	9,803	1,780	1967	Oct-01	3 - 40 years
Rocky Hill, CT
French Villa	2,831	447	1,786	1,129	447	2,915	3,362	902	1971	Nov-98	3 - 40 years
Tulsa, OK
Groton Towers	9,006	968	3,871	985	969	4,855	5,824	1,609	1975	Aug-98	3 - 40 years
Groton, CT
Gull Harbor	2,766	295	1,182	236	327	1,386	1,713	337	1974	Nov-99	3 - 40 years
New London, CT
Hamden Centre	4,993	592	2,366	246	595	2,609	3,204	646	1970	Nov-99	3 - 40 years
Hamden, CT
Harbour Green	17,288	718	10,460	986	718	11,446	12,164	3,339	1997	Feb-00	3 - 40 years
Panama City, FL
Heather Hill	36,056	643	14,562	10,964	766	25,403	26,169	15,580	1966	May-86	3 - 40 years
Temple Hills, MD
Lakeview	5,330	622	2,490	354	629	2,837	3,466	803	1990	Apr-98	3 - 40 years
Waterbury, CT
Liberty Building	12,900	1,540	6,160	631	1,540	6,791	8,331	1,387	1999	Jan-01	3 - 40 years
New Haven, CT
Links at Georgetown	28,856	1,750	—	23,679	2,108	23,321	25,429	6,171	1999	Dec-97	3 - 40 years
Savannah, GA
Lofts at the Mills	30,610	6,715	26,859	4,165	6,700	31,039	37,739	2,568	1989	Feb-05	3 - 40 years
Manchester, CT
Mustang Creek	5,476	718	2,872	2,937	720	5,807	6,527	3,530	1974	May-95	3 - 40 years
Arlington, TX

SCHEDULE III
TARRAGON CORPORATION
RENTAL REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2007
(Dollars in Thousands)

				Costs (1)
				Capitalized	Gross Carrying Amounts						Life on Which
		Initial Cost to Company		Subsequent	at End of Year						Depreciation in Latest
			Buildings and	To Acquisition		Buildings and		Accumulated	Date of	Date	Statement of Income
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Construction	Acquired	Is Computed
Rental Real Estate (Continued)
Apartments (Continued)
Nutmeg Woods	$27,412	$3,104	$12,416	$4,586	$3,108	$16,998	$20,106	$5,536	1970	Aug-98	3 - 40 years
New London, CT
Ocean Beach	23,499	2,557	10,227	3,558	2,628	13,714	16,342	3,769	1972	Nov-99	3 - 40 years
New London, CT
Parkview	12,161	1,122	4,489	2,553	1,128	7,036	8,164	2,406	1970	Jul-98	3 - 40 years
Naugatuck, CT
River City Landing	18,478	1,237	5,602	10,901	1,237	16,503	17,740	6,485	1965	Jun-96	3 - 40 years
Jacksonville, FL
Sagamore Hills	11,521	1,385	5,540	3,457	1,384	8,998	10,382	3,121	1967	Jul-98	3 - 40 years
Middletown, CT
Southern Elms	2,178	304	1,216	365	304	1,581	1,885	640	1968	Nov-98	3 - 40 years
Tulsa, OK
Summit on the Lake	6,000	895	3,582	1,386	907	4,956	5,863	2,313	1986	Mar-94	3 - 40 years
Fort Worth, TX
Vintage at Legacy	24,894	4,545	—	24,774	2,685	26,634	29,319	6,460	1999	May-98	3 - 40 years
Frisco, TX
Vintage at Madison Crossing	12,507	522	245	10,906	622	11,051	11,673	2,045	2002	Feb-00	3 - 40 years
Huntsville, AL
Vintage at Plantation Bay	22,044	2,231	64	13,655	2,224	13,726	15,950	3,045	2001	Jun-00	3 - 40 years
Jacksonville, FL
Vintage at the Parke	17,677	1,051	14,843	1,359	787	16,466	17,253	2,866	2001	Jan-04	3 - 40 years
Murfreesboro, TN
Woodcliff Estates	37,333	3,441	13,765	7,789	3,437	21,558	24,995	7,275	1970	Aug-98	3 - 40 years
East Hartford, CT
Woodcreek	14,600	472	4,977	3,645	451	8,643	9,094	5,856	1975	Nov-86	3 - 40 years
Jacksonville, FL

Shopping Centers
Mariner Plaza	4,600	295	1,180	1,118	295	2,298	2,593	1,177	1968	Aug-97	3 - 40 years
Panama City, FL

Rental Real Estate Held For Sale
Apartments
Bermuda Island (3)	41,458	10,009	40,036	(9,352)	10,009	30,684	40,693	—	1998	Dec-05	—
Naples, FL
Carlyle Towers (3)	6,402	559	5,939	3,353	559	9,292	9,851	4,561	1970	Nov-88	3 - 40 years
Southfield, MI
Creekwood North (4)	5,729	532	2,127	3,180	532	5,307	5,839	2,960	1973	Nov-92	3 - 40 years
Altamonte Springs, FL
Desert Winds (2)	7,329	354	1,399	1,546	354	2,945	3,299	1,604	1972	June-98	3 - 40 years
Jacksonville, FL

SCHEDULE III
TARRAGON CORPORATION
RENTAL REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2007
(Dollars in Thousands)

				Costs (1)
				Capitalized	Gross Carrying Amounts						Life on Which
		Initial Cost to Company		Subsequent	at End of Year						Depreciation in Latest
			Buildings and	To Acquisition		Buildings and		Accumulated	Date of	Date	Statement of Income
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Construction	Acquired	Is Computed
Rental Real Estate Held For Sale (Continued)
Apartments (Continued)
Northgate Apartments	$17,019	$5,983	$23,931	$(10,296)	$5,983	$13,635	$19,618	$529	1973	Apr-06	3 - 40 years
Middletown, RI
Park Dale Gardens (4)	5,178	354	1,416	2,594	531	3,833	4,364	2,387	1975	Dec-91	3 - 40 years
Dallas, TX
Silver Creek (2)	—	301	1,206	1,433	322	2,618	2,940	1,225	1972	Jun-98	3 - 40 years
Jacksonville, FL

Office Buildings
Orlando Central Park	5,455	1,888	7,605	(1,990)	1,294	6,209	7,503	1,820	1966	May-99	3 - 40 years
Orlando, FL

Shopping Centers
University Center (3),(4)	—	578	2,430	1,370	525	3,854	4,379	1,879	1959	Jul-91	3 - 40 years
Waco, TX

	$561,100	$73,237	$268,594	$172,907	$70,891	$443,848	$514,739	$120,904

(1)	Includes property improvements, impairment charges, and amounts written off in connection with sales of portions of certain properties.

(2)	Mortgage is collateralized by both Desert Winds and Silver Creek.

(3)	No depreciation was recorded for these properties for 2007 because they were classified as held for sale.

(4)	Property was sold during first quarter of 2008.

SCHEDULE III
(Continued)
TARRAGON CORPORATION
RENTAL REAL ESTATE AND ACCUMULATED DEPRECIATION

	2007	2006	2005
	(dollars in thousands)
Reconciliation of real estate

Balance at January 1	$887,634	$588,960	$737,576

Additions
Acquisitions or consolidation of joint ventures	—	10,418	90,898
Capital improvements	11,139	2,688	24,187
Development costs	—	11,278	45,981
Deductions
Sales or deconsolidation of joint ventures	(404,168)	(58,740)	(107,653)
Transfers from (to) real estate inventory	170,451	333,924	(200,283)
Impairment charges	(150,317)	(894)	(1,746)

Balance at December 31	$514,739	$887,634	$588,960

Reconciliation of accumulated depreciation

Balance at January 1	$123,459	$112,799	$148,726

Additions
Depreciation expense	17,550	18,557	15,357
Consolidation of joint ventures	—	—	9,468
Deductions
Sales or deconsolidation of joint ventures	(20,105)	(17,472)	(34,781)
Transfers from (to) real estate inventory	—	9,575	(25,971)

Balance at December 31	$120,904	$123,459	$112,799

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision of and with the participation of our principal executive officer and principal financial officer, has carried out an evaluation of the design and effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 as of December 31, 2007. Based upon that evaluation, the principal executive officer and principal financial officer have concluded that, as of December 31, 2007, due to the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to ensure that all material information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and preparation of our financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
As of December 31, 2007, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework”.
Based on the assessment, management has concluded that our internal control over financial reporting was not effective as of December 31, 2007. Management has identified the following material weakness of internal control over financial reporting as of December 31, 2007:
Accounting Resources — In our 2006 Report, we identified as a material weakness at December 31, 2006 insufficient accounting resources to support our financial reporting requirements. We have taken steps to address this material weakness, which included expanding our financial reporting staff by adding two new positions, including one responsible for complex accounting and financial reporting requirements. However, the integration and effective deployment of these resources was not fully achieved as of December 31, 2007. This integration and our evaluation of the need for additional resources is ongoing. As a result, we could not conclude that this material weakness had been remediated as of December 31, 2007.
The effectiveness of our internal control over financial reporting has been audited by our independent registered public accounting firm, Grant Thornton LLP, as stated in their report included herein.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Tarragon Corporation
We have audited Tarragon Corporation’s (a Nevada Corporation) and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. At December 31, 2006, the Company’s financial and accounting organization was not adequate to support its financial reporting requirements. The Company did not remediate this material weakness during the year ended December 31, 2007, which resulted in the identification of material audit adjustments.
In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control— Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 financial statements, and this report does not affect our report dated March 27, 2008, which expressed an unqualified opinion on those financial statements and includes an explanatory paragraph regarding the application of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” and the Company’s adoption of Financial Accounting Standards Board Statement Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” and an explanatory paragraph relating to uncertainties that raise substantial doubt about the Company’s ability to continue as a going concern as discussed in Note 1 to the consolidated financial statements.
/s/ GRANT THORNTON LLP
New York, New York
March 27, 2008

PART III
Except as noted, we have omitted from this report the information required by Part III and incorporated by references to our Proxy Statement for the 2008 Annual Meeting of Shareholders.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We disclose information concerning our executive officers in Part I of this Annual Report on 10-K under the caption “Executive Officers.”
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
You can also obtain a printed copy of the materials referred to above by contacting us at the following address:
Tarragon Corporation
Attn: Investor Relations
423 W. 55th Street
New York, New York 10019-4460
Telephone: 212-949-5000
We incorporate the other information required for Item 10 by referencing our definitive Proxy Statement for the 2008 Annual Meeting of Shareholders, which we will file no later than April 29, 2008 (i.e., 120 days after the end of the fiscal year covered by this report).
ITEM 11. EXECUTIVE COMPENSATION
We incorporate the information required by Item 11, including the compensation discussion and analysis, by referencing the information included under the captions “Management—Executive Compensation” and “Election of Directors—Director Compensation” in our definitive Proxy Statement for the 2008 Annual Meeting of Shareholders, which we will file no later than April 29, 2008.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
We incorporate the information required by Item 12 by referencing the information included under the captions “Security Ownership of Certain Beneficial Holders and Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement for the 2008 Annual Meeting of Shareholders, which we will file no later than April 29, 2008.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
We incorporate the information required by Item 13, including the compensation discussion and analysis, by referencing the information included under the caption “Election of Directors—Certain Relationships and Related Transactions” in our definitive Proxy Statement for the 2008 Annual Meeting of Shareholders, which we will file no later than April 29, 2008.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
We incorporate the information required by Item 14 with respect to the fees and services of Grant Thornton LLP, our independent registered public accounting firm, by referencing the information included under the caption “Report of the Audit Committee of the Board of Directors—Independent Auditors Fees” in our Proxy Statement for the 2008 Annual Meeting of Shareholders, which we will file no later than April 29, 2008.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Report:
1. Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm — Grant Thornton LLP
Consolidated Balance Sheets — December 31, 2007 and 2006
Consolidated Statements of Operations -
     Years Ended December 31, 2007, 2006, and 2005
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) -
     Years Ended December 31, 2007, 2006, and 2005
Consolidated Statements of Cash Flows -
     Years Ended December 31, 2007, 2006, and 2005
Notes to Consolidated Financial Statements
2. Financial Statement Schedules
Schedule II — Valuation and Qualifying Accounts
Schedule III — Rental Real Estate and Accumulated Depreciation
All other schedules are omitted because they are not applicable or because the required information is shown in the Consolidated Financial Statements or the notes thereto.
3. Exhibits
The following documents are filed as Exhibits to this report:

Exhibit
Number	Description

3.1	Articles of Incorporation of Tarragon Realty Investors, Inc. (incorporated by reference to Appendix C to the Proxy Statement/Prospectus filed as part of Registration Statement No. 333-25739 on Form S-4, filed April 24, 1997).

3.2	Certificate of Amendment to the Articles of Incorporation of Tarragon Corporation as filed with and approved by the Secretary of State of Nevada on June 17, 2004 (incorporated by reference to Exhibit 3.10 to Form 8-K filed June 23, 2004).

3.3	Certificate of Designation of Preferences and Relative Participating or Optional or Other Special Rights and Qualification, Limitations or Restrictions thereof of 10% Cumulative Preferred Stock of Tarragon Realty Investors, Inc., as filed with and approved by the Secretary

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES (Continued)

Exhibit
Number	Description

of State of Nevada on May 1, 2000 (incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-31424 on Form S-4, filed March 1, 2000).

3.4	Bylaws of Tarragon Realty Investors, Inc. (incorporated by reference to Appendix D to the Proxy Statement/Prospectus filed as part of Registration Statement No. 333-25739 on Form S-4, filed April 24, 1997).

4.1	Indenture Agreement dated September 16, 2004, between Tarragon Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarterly period ended September 30, 2004).

10.1	Limited Liability Company Agreement of Tarragon Development LLC, dated February 7, 2000, between Tarragon Realty Investors, Inc., and The Rohdie Family LLC (incorporated by reference to Exhibit 10.1 to Form 10-K for the fiscal year ended December 31, 1999).

10.2	Amended and Restated Independent Director Share Option and Incentive Plan, as adopted July 21, 1995 and amended July 24, 1997 and November 24, 1998 (incorporated by reference to Exhibit 4.2 to Registration Statement No. 333-36582 on Form S-8 filed May 9, 2000).

10.3	Amended and Restated Share Option and Incentive Plan, as adopted July 21, 1995 and amended July 25, 1997, November 24, 1998 and May 1, 2000 (incorporated by reference to Exhibit 4.2 to Registration Statement No. 333-36576 on Form S-8 filed May 9, 2000).

10.4	Tarragon Corporation Amended and Restated Omnibus Plan, effective as of December 6, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 9, 2006).

10.5	Form of Stock Appreciation Rights Agreement under the Tarragon Corporation Amended and Restated Omnibus Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 2005).

10.6	Form of Incentive Stock Option Agreement under the Tarragon Corporation Amended and Restated Omnibus Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarterly period ended September 30, 2005).

10.7	Form of Director Stock Option Agreement under the Tarragon Corporation Amended and Restated Omnibus Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed on January 9, 2006).

10.8	Form of Restricted Stock Agreement under the Tarragon Corporation Amended and Restated Omnibus Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 17, 2006).

10.9	Limited Partnership Agreement of Ansonia Apartments, L.P., dated November 25, 1997 (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 6, 2005).

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES (Continued)

Exhibit
Number	Description

10.10	Letter Agreement amending Limited Partnership Agreement of Ansonia Apartments, L.P., dated July 15, 2001 (incorporated by reference to Exhibit 10.2 to Form 8-K filed December 6, 2005).

10.11	Amendment to Limited Partnership Agreement of Ansonia Apartments, L.P., dated as of February 1, 2002 (incorporated by reference to Exhibit 10.3 to Form 8-K filed December 6, 2005).

10.12	Amendment to Limited Partnership Agreement of Ansonia Apartments, L.P., dated as of November 30, 2005 (incorporated by reference to Exhibit 10.4 to Form 8-K filed December 6, 2005).

10.13	Letter Agreement dated March 6, 2006 between the Company and Beachwold (incorporated by reference to Exhibit 10.2 to Form 8-K filed March 10, 2006).

10.14	Promissory Note in the original principal amount of $30,000,000, executed by the Company for the benefit of Beachwold (incorporated by reference to Exhibit 10.3 to Form 8-K filed March 10, 2006).

10.15	Form of Restricted Stock Agreement between the Company and Non-Employee Directors (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 10, 2006).

10.16	Loan Agreement between The Entities Identified as Borrowers Party Hereto, The Lenders Party Hereto and General Electric Capital Corporation as of November 30, 2005 (incorporated by reference to Exhibit 10.16 to form 10-K for the year ended December 31, 2005).

10.17	First Amendment to Loan Agreement and Omnibus Amendment and Reaffirmation of Loan Documents with General Electric Capital Corporation (incorporated by reference to Exhibit 10.17 to form 10-K for the year ended December 31, 2005).

10.18	Incentive Compensation Plan (incorporated by reference to Appendix II to the Company’s 2006 Proxy Statement, filed April 28, 2006).

10.19	Mortgage Consolidation and Spreader Agreement with Barclays Capital Real Estate, Inc. (incorporated by reference to Exhibit 10.2 to form 10-Q for the quarterly period ended September 30, 2006).

10.20	Amended and Restated Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Agreement with Barclays Capital Real Estate, Inc. (incorporated by reference to Exhibit 10.3 to form 10-Q for the quarterly period ended September 30, 2006).

10.21	Letter Agreement, dated November 7, 2007, an amendment to March 6, 2006 Letter Agreement, between Beachwold Partners, L.P., as Lender and Tarragon Corporation, as Borrower, as modified by a May 18, 2007 Letter Agreement (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended June 30, 2007).

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES (Continued)

Exhibit
Number	Description

10.22	Loan Reinstatement, Second Amendment to Loan Agreement and Omnibus Agreement and Reaffirmation of Loan Documents and Guaranties, dated September 12, 2007, between the Company and General Electric Capital Corporation (incorporate by reference to Exhibit 10.2 to Form 10-Q for the quarterly period ended September 30, 2007).

10.23*	Purchase and Sale Agreement, dated November 7, 2007, among Tampa Palms Tarragon, LLC, Ocala Tarragon, LLC, Lake Sherwood Partners, LLC, and Midway Mills Partners, L.P., as Sellers, and BREOF Investors LLC, as Purchaser.

10.24*	Membership Interest Purchase and Sale Agreement, dated December 28, 2007, among Ballantrae Manager Inc., Reflection Lakes Manager Inc., Monterra Tarragon, Inc., Madison Tarragon Manager, Inc., Tarragon South Development Corporation, and Tarragon Corporation, as Sellers, and Northland Fund II, L.P., as Purchaser.

10.25	Letter Agreement, dated January 7, 2008, an amendment to November 7, 2007 Letter Agreement, among Beachwold Partners, L.P. and Robert Rothenberg, as Lenders, and the Company, as Borrower (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 8, 2008).

10.26	Promissory Note, dated January 7, 2008, in the original principal amount of $26,032,861.12, payable to Beachwold Partners, L.P. (incorporated by reference to Exhibit 10.2 to Form 8-K filed January 8, 2008).

10.27	Promissory Note, dated January 7, 2008, in the original principal amount of $10,000,000, payable to Robert Rothenberg (incorporated by reference to Exhibit 10.3 to Form 8-K filed January 8, 2008).

10.28*	Settlement Agreement, dated January 24, 2008, between PNC Equity Securities, LLC, as Holder, and the Company, as Issuer.

10.29	Form of Employment Agreement, dated as of February 12, 2008, between the Company and each of the Named Executive Officers (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 14, 2008).

21.1 *	Subsidiaries of the Registrant.

23.1 *	Consent of Grant Thornton LLP.

31.1 *	Rule 13a-14(a) certification by William S. Friedman, chief executive officer.

31.2 *	Rule 13a-14(a) certification by Erin D. Pickens, executive vice president and chief financial officer.

32.1 *	Section 1350 certifications by William S. Friedman, chief executive officer, and Erin D. Pickens, executive vice president and chief financial officer.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARRAGON CORPORATION
Dated: March 28, 2008	By:	/s/ William S. Friedman
William S. Friedman, Chief Executive Officer,
Director, and Chairman of the Board

Signature	Capacities In Which Signed	Date

/s/ William S. Friedman	Chief Executive Officer,	March 28, 2008

William S. Friedman	Director, and Chairman of the Board
(Principal Executive Officer)

/s/ Robert P. Rothenberg	President and Director	March 28, 2008

Robert P. Rothenberg

/s/ Erin D. Pickens	Executive Vice President and	March 28, 2008

Erin D. Pickens	Chief Financial Officer
(Principal Financial Officer)

/s/ Stephanie D. Buffington	Director of Financial Reporting	March 28, 2008

Stephanie D. Buffington	(Principal Accounting Officer)

/s/ Willie K. Davis	Director	March 28, 2008

Willie K. Davis

/s/ Richard S. Frary	Director	March 28, 2008

Richard S. Frary

/s/ Lance Liebman	Director	March 28, 2008

Lance Liebman

/s/ Lawrence G. Schafran	Director	March 28, 2008

Lawrence G. Schafran

/s/ Raymond V.J. Schrag	Director	March 28, 2008

Raymond V. J. Schrag

/s/ Martha E. Stark	Director	March 28, 2008

Martha E. Stark

/s/ Carl B. Weisbrod	Director	March 28, 2008

Carl B. Weisbrod

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

TARRAGON CORPORATION
INDEX TO EXHIBITS
(Continued)

Exhibit
Number	Description

10.20	Amended and Restated Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Agreement with Barclays Capital Real Estate, Inc. (incorporated by reference to Exhibit 10.3 to form 10-Q for the quarterly period ended September 30, 2006).

10.21	Letter Agreement, dated November 7, 2007, an amendment to March 6, 2006 Letter Agreement, between Beachwold Partners, L.P., as Lender and Tarragon Corporation, as Borrower, as modified by a May 18, 2007 Letter Agreement (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended June 30, 2007).

10.22	Loan Reinstatement, Second Amendment to Loan Agreement and Omnibus Agreement and Reaffirmation of Loan Documents and Guaranties, dated September 12, 2007, between the Company and General Electric Capital Corporation (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarterly period ended September 30, 2007).

10.23*	Purchase and Sale Agreement, dated November 7, 2007, among Tampa Palms Tarragon, LLC, Ocala Tarragon, LLC, Lake Sherwood Partners, LLC, and Midway Mills Partners, L.P., as Sellers, and BREOF Investors LLC, as Purchaser.

10.24*	Membership Interest Purchase and Sale Agreement, dated December 28, 2007, among Ballantrae Manager Inc., Reflection Lakes Manager Inc., Monterra Tarragon, Inc., Madison Tarragon Manager, Inc., Tarragon South Development Corporation, and Tarragon Corporation, as Sellers, and Northland Fund II, L.P., as Purchaser.

10.25	Letter Agreement, dated January 7, 2008, an amendment to November 7, 2007 Letter Agreement, among Beachwold Partners, L.P. and Robert Rothenberg, as Lenders, and the Company, as Borrower (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 8, 2008).

10.26	Promissory Note, dated January 7, 2008, in the original principal amount of $26,032,861.12, payable to Beachwold Partners, L.P. (incorporated by reference to Exhibit 10.2 to Form 8-K filed January 8, 2008).

10.27	Promissory Note, dated January 7, 2008, in the original principal amount of $10,000,000, payable to Robert Rothenberg (incorporated by reference to Exhibit 10.3 to Form 8-K filed January 8, 2008).

10.28*	Settlement Agreement, dated January 24, 2008, between PNC Equity Securities, LLC, as Holder, and the Company, as Issuer.

10.29	Form of Employment Agreement, dated as of February 12, 2008, between the Company and each of the Named Executive Officers (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 14, 2008).

21.1*	Subsidiaries of the Registrant.

23.1 *	Consent of Grant Thornton LLP.

31.1 *	Rule 13a-14(a) certification by William S. Friedman, chief executive officer.

TARRAGON CORPORATION
INDEX TO EXHIBITS
(Continued)

Exhibit
Number	Description

31.2 *	Rule 13a-14(a) certification by Erin D. Pickens, executive vice president and chief financial officer.

32.1 *	Section 1350 certifications by William S. Friedman, chief executive officer, and Erin D. Pickens, executive vice president and chief financial officer.

*	Filed herewith