Form 10-Q
period 2008-03-31
TARRAGON CORP
filed 2008-05-27
CIK 1038217

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
Commission File Number 0-22999
Tarragon Corporation
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	94-2432628 (I.R.S. Employer Identification No.)

423 West 55th Street, 12th Floor, New York, NY (Address of principal executive offices)	10019 (Zip Code)
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
☑ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes ☑ No

Common Stock, $.01 par value	28,990,293

(Class)	(Outstanding at May 21, 2008)

Forward-Looking Statements
Unless the context otherwise requires, references to “Tarragon,” “Company,” “we,” “our,” “ours,” and “us” in this Quarterly Report on Form 10-Q refer to Tarragon Corporation and its subsidiaries.
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on our current expectations, estimates, forecasts, and projections about the industries in which we operate, our beliefs, and assumptions that we have made based on our current knowledge. In addition, other written or oral statements that constitute forward-looking statements may be made by or on behalf of us. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and/or variations of such words and similar expressions are intended to identify our forward-looking statements. These statements are not guarantees of future performance and involve many risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual outcomes and results may be materially different from what is expressed or forecast in our forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission (the “SEC”), we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.
The risks, uncertainties, and assumptions that are involved in our forward-looking statements include:
•	our ability to continue as a going concern and raise additional funds to implement our business plan;

•	our ability to complete our planned sales of properties to generate cash proceeds and reduce debt;

•	our ability to generate sufficient cash flow to meet our debt service and other obligations;

•	our substantial indebtedness and high leverage ratio, which have adversely affected our financial health and our ability to fulfill our debt service obligations or otherwise comply with the financial and other covenants in the related debt instruments;

•	our ability to meet covenants, or remedy, modify, or obtain waivers of existing and future noncompliance, under our existing credit facilities and other agreements evidencing our outstanding indebtedness;

•	the extent of adverse effects of fluctuations in real estate values on the book value of our real estate assets;

•	continued deterioration in the homebuilding industry causing increases in competition for, and decrease in demand by homebuyers;

•	the pricing and availability of construction and mortgage financing;

•	our ability to continue to satisfy the listing requirements of The Nasdaq Global Select Market;

•	construction delays or cost overruns, either of which may increase project development costs;

•	our ability to obtain zoning, occupancy, and other required governmental permits and authorizations;

•	opposition from local community or political groups with respect to development or construction at a particular site;

•	the adoption, on the national, state, or local level, of more restrictive laws and governmental regulations, including more restrictive zoning, land use, or environmental regulations and increased real estate taxes; and

•	general industry, economic, and market conditions particularly with regard to new home construction, apartment property occupancy, rental growth rates, prevailing rental rates, and competition in the markets where our development properties and rental properties are concentrated.
These factors are representative of the risks, uncertainties, and assumptions that could cause actual outcomes and results to differ materially from what is expressed or forecast in our forward-looking statements. In addition, these statements could be affected by local, national, and world economic conditions and political events, including global economic slowdowns and fluctuations in interest and currency exchange rates. For additional information regarding factors that may affect our actual financial condition and results of operations see the information under the caption “ITEM 1A. RISK FACTORS” beginning on page 14 of our Annual Report on Form 10-K for the year ended December 31, 2007.
[This space intentionally left blank]

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TARRAGON CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Thousands, Except Per Share Data)

	March 31,	December 31,
	2008	2007
Assets
Cash and cash equivalents	$39,083	$44,156
Restricted cash	23,288	33,122
Contracts receivable, net	2,029	5,064
Real estate inventory:
Land for development	178,133	188,681
Residential construction in progress	105,160	111,346
Condominium conversions	36,055	45,474
Construction in progress — rentals	179,352	253,727
Contract deposits	5,983	5,865
Rental real estate (net of accumulated depreciation of $111,547 in 2008 and $103,939 in 2007)	312,858	312,315
Investments in and advances to partnerships and joint ventures	10,792	11,822
Deferred tax asset	1,276	1,522
Assets held for sale	71,937	82,946
Other assets, net	34,951	38,044

	$1,000,897	$1,134,084

Liabilities and Stockholders’ Deficit
Liabilities
Accounts payable and other liabilities:
Trade accounts payable	$8,657	$14,911
Other accounts payable and liabilities (including $104 in 2008 and $175 in 2007 due to affiliates)	73,667	93,617
Liabilities related to assets held for sale	80,575	96,121
Mortgages and notes payable:
Land for development	62,007	63,202
Residential construction in progress	57,587	68,889
Condominium conversions	32,533	36,438
Construction in progress — rentals	123,693	184,311
Rental real estate	474,231	472,575
Other (including $36,033 in 2008 and 2007 due to affiliates)	62,025	66,855
Senior convertible notes	—	5,750
Subordinated unsecured notes	125,000	125,000

	1,099,975	1,227,669

Commitments and contingencies
Minority interest	18,579	19,232
Stockholders’ deficit
Common stock, $.01 par value; authorized shares, 100,000,000; shares issued, 38,335,847 in 2008 and 38,263,508 in 2007	384	381
Special stock, $.01 par value; authorized shares, 17,500,000; no shares issued	—	—
Cumulative preferred stock, $.01 par value; authorized shares, 2,500,000; shares issued and outstanding, 1,302,085 in 2008 and 2007; liquidation preference, $15,625 in 2008 and 2007, or $12 per share	13	13
Additional paid-in capital	413,432	407,024
Accumulated deficit	(481,625)	(472,471)
Accumulated other comprehensive loss	(4,805)	(2,708)
Treasury stock, at cost (9,345,554 shares in 2008 and 2007)	(45,056)	(45,056)

	(117,657)	(112,817)

	$1,000,897	$1,134,084

The accompanying Notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in Thousands, Except Per Share Data)

	For the Three Months Ended
	March 31,
	2008	2007
Revenue
Sales	$145,858	$123,825
Rental and other (including $14 in 2008 and $39 in 2007 from affiliates)	18,921	21,853

	164,779	145,678

Expenses
Cost of sales	120,183	116,282
Property operations	10,525	10,521
Depreciation	4,224	4,348
Impairment charges	13,483	—
General and administrative
Corporate	8,546	5,533
Property	1,353	1,574

	158,314	138,258

Other income and expenses
Equity in income (loss) of partnerships and joint ventures	(114)	291
Minority interests in income of consolidated partnerships and joint ventures	(8,166)	(668)
Interest income (including $0 in 2008 and $90 in 2007 from affiliates)	271	180
Interest expense (including $396 in 2008 and $293 in 2007 to affiliates)	(14,602)	(13,008)
Gain on sale of real estate	—	398
Net loss on extinguishment of debt	—	(1,422)
Net loss on debt restructuring	(3,489)	—
Provision for litigation, settlements and other claims	(616)	—

Loss from continuing operations before income taxes	(20,251)	(6,809)
Income tax benefit	4,082	4,144

Loss from continuing operations	(16,169)	(2,665)
Discontinued operations, net of income tax (expense) benefit of ($4,411) in 2008 and $980 in 2007
Loss from operations	(628)	(1,580)
Gain on sale of real estate	8,034	—

Net loss	(8,763)	(4,245)
Dividends on cumulative preferred stock	(391)	(376)

Net loss allocable to common stockholders	$(9,154)	$(4,621)

Loss per common share – basic and diluted
Loss from continuing operations allocable to common stockholders	$(.58)	$(.10)
Discontinued operations	.26	(.06)

Loss allocable to common stockholders	$(.32)	$(.16)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)
(Dollars in Thousands, Except Per Share Data)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Stock	Deficit

Balance, January 1, 2008	1,302,085	$13	28,917,954	$381	$407,024	$(472,471)	$(2,708)	$(45,056)	$(112,817)
Common stock withheld and retired for income tax withholding	—	—	(26,915)	(1)	(32)	—	—	—	(33)
Stock options exercised	—	—	2,000	—	3	—	—	—	3
Dividends on cumulative preferred stock ($0.30 per share)	—	—	—	—	—	(391)	—	—	(391)
Compensation expense for share-based payments	—	—	97,254	4	427	—	—	—	431
Excess tax benefit from non-qualified stock option exercises	—	—	—	—	83	—	—	—	83
Stock warrants issued	—	—	—	—	5,927	—	—	—	5,927
Change in value of derivative, net of tax	—	—	—	—	—	—	(2,097)	—	(2,097)
Net loss	—	—	—	—	—	(8,763)	—	—	(8,763)

Balance, March 31, 2008	1,302,085	$13	28,990,293	$384	$413,432	$(481,625)	$(4,805)	$(45,056)	$(117,657)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	For the Three Months
	Ended March 31,
	2008	2007
Cash Flows from Operating Activities
Net loss	$(8,763)	$(4,245)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income taxes	246	—
Gain on sale of real estate	(12,813)	(398)
Net loss on debt restructuring	3,489	—
Minority interests in income of consolidated partnerships and joint ventures	8,166	668
Depreciation and amortization of leasing costs	4,522	6,116
Amortization of deferred borrowing costs	592	689
Provision for impairment charges	14,505	4,388
Provision for litigation, settlements, and other claims	616	—
Equity in (income) loss of partnerships and joint ventures	114	(291)
Distributions of earnings from partnerships and joint ventures	81	269
Compensation expense for share-based payments	385	414
Excess tax benefits from stock-based compensation	(83)	—
Changes in operating assets and liabilities, net of effects of non-cash investing and financing activities:
Real estate inventory	86,722	33,120
Contracts receivable	3,035	(13,483)
Restricted cash	6,025	(3,316)
Income tax receivable	(260)	—
Other assets	1,934	(1,119)
Accounts payable and other liabilities	(20,272)	(22,845)

Net cash provided by (used in) operating activities	88,241	(33)

Cash Flows from Investing Activities
Cash received from the sale of real estate	8,457	659
Capital improvements to real estate	(1,573)	(1,596)
Distributions of capital from partnerships and joint ventures	780	—
Advances and contributions to partnerships and joint ventures	(169)	(4,118)
Deposits to reserves for replacements	(333)	(234)
Disbursements from reserves for replacements	273	148
Other	—	100

Net cash provided by (used in) investing activities	7,435	(5,041)

Cash Flows from Financing Activities
Proceeds from borrowings	31,980	86,599
Principal payments on notes payable	(119,950)	(95,756)
Advances from affiliates	—	19,796
Repayments of advances from affiliates	—	(9,339)
Distributions to minority partners of consolidated partnerships and joint ventures	(8,819)	(900)
Deferred borrowing costs paid	(727)	(1,205)
Dividends to stockholders	—	(376)
Proceeds from the exercise of stock options	3	46
Change in cash overdrafts	(3,319)	3,296
Excess tax benefits from stock-based compensation	83	—

Net cash (used in) provided by financing activities	(100,749)	2,161

Net decrease in cash and cash equivalents	(5,073)	(2,913)
Cash and cash equivalents, beginning of period	44,156	23,476

Cash and cash equivalents, end of period	$39,083	$20,563

The accompanying Notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	For the Three Months
	Ended March 31,
	2008	2007
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid, net of capitalized interest	$14,688	$16,393

Income taxes paid, net	$458	$702

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Assets written off and liabilities released in connection with the sale of real estate:
Real estate	$7,353	$264
Other assets	359	—
Notes payable	(10,894)	—
Accounts payable and other liabilities	(1,174)	(3)
Gain on sale (excluding land)	12,813	398

Cash received from the sale of real estate	$8,457	$659

Real estate inventory transferred to rental real estate	$—	$34,453

Change in value of derivative, net of tax	$(2,097)	$977

Vesting of restricted stock grants	$46	$394

Common stock retired for income tax withholding	$33	$—

Accrued dividends on preferred stock	$391	$—

The accompanying Notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The accompanying Consolidated Financial Statements of Tarragon Corporation, a real estate developer, owner and manager, its subsidiaries, and consolidated partnerships and joint ventures (collectively, “Tarragon”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, but, in our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of consolidated financial position, consolidated results of operations, and consolidated cash flows at the dates and for the periods presented have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis, the Company reviews its estimates and assumptions. The Company’s estimates were based on its historical experience and various other assumptions that the Company believes to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions. Operating results for the three months ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2007. Dollar amounts in tables are in thousands, except for per share amounts.
NOTE 1. LIQUIDITY
Throughout 2007 and into 2008, market conditions in the homebuilding industry continued to deteriorate. This market deterioration was driven primarily by a decline in consumer confidence and restrictions on the availability of credit and resulted in a decline in home prices and sales volume, increases in home purchase contract cancellations, increased use of sales discounts and other sales incentives, higher brokerage fees, and higher interest and other carrying costs. The decline in home prices and increase in sales discounts and sales incentives decreased our cash flows as closings required additional cash to satisfy lender release prices. We also incurred additional lease-up and interest costs associated with apartment properties that we had previously targeted for conversion into condominiums and subsequently decided to operate as rental properties. Current market conditions remain difficult, and there can be no assurance that they will not continue to adversely impact our operations.
In response to these events, we implemented a program to sell non-core assets, including all of the multi-family properties that had been targeted for condominium conversion. We sold ten of these properties between September 2007 and April 2008, and one more property is currently under contract of sale. See NOTE 15. “SUBSEQUENT EVENTS” for a discussion of property sales that we completed subsequent to March 31, 2008. In general, these newer, high quality assets were in different stages of lease-up or renovation in connection with being repositioned as rental properties. Moreover, we had financed most of these properties with short-term, floating rate debt. Accordingly, the sale of these assets improved the Company’s liquidity by reducing negative cash flow, reducing debt, and generating sales proceeds.
As discussed in NOTE 5. “NOTES PAYABLE,” as of March 31, 2008, we were not in compliance with financial covenants in certain of our existing debt agreements, including the debt service coverage ratio and net worth covenants contained in the indentures governing our subordinated unsecured notes. In March 2008, we obtained a waiver of compliance with the financial covenants applicable to the subordinated unsecured notes through September 30, 2009, from the subordinated note holders. See NOTE 5. “NOTES PAYABLE” for additional information. Failure to comply with loan covenants could constitute an event of default that allows the lenders to demand immediate repayment of all outstanding borrowings or pursue other remedies unless we can reach an agreement with our remaining lenders to amend the financial covenants. Our inability to comply

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 1. LIQUIDITY (Continued)
with our financial covenants, obtain waivers of non-compliance, restructure our debt or obtain alternative financing to replace our existing debt would have a material adverse effect on the Company’s financial position, results of operations and cash flows.
On March 31, 2008, we entered into an agreement to form two joint ventures with Northland Investment Corporation (“Northland”), a privately held real estate investment company. Pursuant to the terms of the agreement, Tarragon and Northland will each contribute assets to the first joint venture (the “Real Estate Joint Venture”), with the respective ownership and management interests in the Real Estate Joint Venture to be based on the relative value of each party’s assets. Based on our Consolidated Balance Sheet as of March 31, 2008, we intend to contribute approximately 30% of our total assets to the Real Estate Joint Venture, including apartment properties with 6,942 units and non-recourse debt of $459 million. Based on the parties’ joint assessment of the equity in the properties contributed, Tarragon and its affiliate, Ansonia, LLC, which is Tarragon’s partner in 24 of the contributed properties, will initially own 22.4%, and Northland will own 77.6% of the Real Estate Joint Venture. A Board of Managers will manage the Real Estate Joint Venture, and Northland will control the majority of the members of this Board. The parties have also agreed to form a second joint venture (the “Management Joint Venture”) to provide property, asset and construction management services to the properties in the Real Estate Joint Venture. The Management Joint Venture will be owned by Tarragon and Northland in the same proportion as the ownership in the Real Estate Joint Venture. We will transfer most of the property management business currently conducted by Tarragon Management, Inc., our wholly owned subsidiary, to the Management Joint Venture. The closing of the transactions contemplated by our agreement with Northland are subject to lender consents and other customary closing conditions.
In addition to the strategic joint ventures with Northland, our business plan contemplates additional property sales and continued reduction in our condominium inventory and debt levels in 2008. We also intend to seek financially strong partners to join in future developments.
For the three months ended March 31, 2008, we recorded impairment charges of $14.5 million, $1 million of which we recorded in cost of sales, and $13.5 million of which we recorded in impairment charges in the Consolidated Statements of Operations.
We present our consolidated financial statements on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2008, we had $1,012.9 million in consolidated debt, and had guaranteed additional debt of one unconsolidated joint venture totaling $31.6 million. As of March 31, 2008, we had stockholders’ deficit of ($117.7 million). These factors raise substantial doubt about our ability to continue as a going concern; however, management believes that our current initiatives will continue to generate sufficient liquidity to adequately fund operations and enable us to continue as a going concern.
Nonetheless, there can be no assurance that we will be able to successfully implement our strategic plan on favorable terms, or at all. The success of this plan will depend on our ability to complete our planned sales of properties, to modify or obtain waivers of financial covenants in our debt agreements, to extend or refinance our

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 1. LIQUIDITY (Continued)
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
NOTE 2. SIGNIFICANT ACCOUNTING POLICIES
For additional information regarding our significant accounting policies, please refer to NOTE 2. “SIGNIFICANT ACCOUNTING POLICIES” in the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2007.
Revenue Recognition. We typically recognize sales revenue at the time of closing under the completed contract method. We recognize the related profit when collectibility of the sale price is reasonably assured and the earnings process is substantially complete. When a sale does not meet the requirements for income recognition, we defer the profit until the sale meets those requirements.
For high-rise and mid-rise condominium developments, where construction typically takes eighteen months or more, we apply the percentage-of-completion method of revenue recognition. Under this method, once construction is beyond a preliminary stage, a substantial percentage of homes are under firm contracts, buyers are committed to the extent of being unable to require refunds except for non-delivery of the home, we deem the sale prices are collectible, and we can reasonably estimate the remaining costs and revenues, we record revenue as a portion of the value of non-cancelable sale contracts. We calculate the percentage of completion based upon the percentage of incurred construction costs in relation to total estimated construction costs. We record any amounts due under sale contracts, to the extent we recognize revenue, as contracts receivable, net of an allowance for uncollectible contracts receivable.
We commenced revenue recognition using the percentage of completion method for a high-rise development in Edgewater, New Jersey, in the second quarter of 2006 when all of the conditions of paragraph 37 of Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for the Sale of Real Estate” were met. The overall tightening of credit availability for real estate financing and its impact on our buyers’ ability to obtain suitable financing has led us to determine that we can no longer conclude that sales prices are collectible, which is one of the conditions in paragraph 37 of SFAS No. 66. Accordingly, effective January 1, 2008, we will no longer apply the percentage of completion method of accounting to new sales at this project. Instead, sales will be accounted for on the deposit method until they close, at which time revenue will be recognized under the completed contract method.
In November 2006, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 06-8, “Applicability of a Buyer’s Continuing Investment Under FASB Statement No. 66 for Sales of Condominiums” (“EITF 06-8”), which we adopted as of January 1, 2008. EITF 06-8 provides guidance in assessing the collectibility of the sales price, which is required to recognize profit under the percentage-of-completion method pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate.” EITF 06-8 states that an entity should evaluate the adequacy of the buyer’s initial and continuing investment in reaching its conclusion that the sales price is collectible. The continuing investment criterion in paragraph 12 of SFAS No. 66 may be met by requiring the buyer to either (1) make additional payments during the construction term at least equal to the level annual payments that would be required to fund principal and interest payments on a hypothetical mortgage for the remaining purchase price of the property or (2) increase the initial investment by an equivalent aggregate amount. If the test for initial and continuing investment is not met, the deposit method should be applied and profit recognized only once the aggregate deposit meets the required investment test for the duration of the construction period. For the three months ended March 31, 2008, we recognized revenue under the percentage of completion method for only one project with two sales, both of which met the requirements of EITF 06-8. The adoption of EITF 06-8 had no effect on our consolidated financial statements. The application of the continuing investment criterion on the collectibility of the sales price will limit our ability to recognize revenue and costs using the percentage of completion method.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (Continued)
We recognize rental revenue on the straight-line method. Lease terms for our apartment communities are generally for one year or less. Lease terms for our commercial properties are generally from three to five years, although they may be shorter or longer. We defer rental concessions and amortize them on the straight-line method over the lease terms as a reduction to rental revenue. We accrue percentage rentals only after the tenants’ sales have reached the threshold provided in the lease.
We recognize interest and management fee revenue when earned. Revenue from long-term laundry and cable service contracts is deferred and amortized to income on the straight-line method over the terms of the contracts.
Cost of sales. The following table presents interest (previously capitalized), impairment charges and development salaries, marketing and selling costs included in cost of sales for the presented periods:

	For the Three Months
	Ended March 31,
	2008	2007
Cost of sales:
Interest (previously capitalized)	$11,475	$6,218
Development, salaries, marketing and selling costs	7,016	5,726
Construction and other project costs	101,692	104,338

	$120,183	$116,282

Impairment charges included in cost of sales (above):
Interest (previously capitalized)	$—	$2,912
Development, salaries, marketing and selling costs	—	1,103
Construction and other project costs	991	373

	$991	$4,388

Capitalized interest. The following table is a summary of interest expense, net:

	For the Three Months
	Ended March 31,
	2008	2007
Total interest incurred	$18,150	$23,693
Deferred borrowing cost amortization	1,214	2,374
Interest capitalized	(4,763)	(13,059)

Interest expense, net	$14,601	$13,008

Warranties. The following table presents the activity in our warranty liability account included in other accounts payable and liabilities in the accompanying Consolidated Balance Sheets:

	For the Three Months
	Ended March 31,
	2008	2007
Warranty liability at beginning of period	$4,827	$4,000
Warranty costs accrued	159	317
Warranty costs paid	(156)	(180)

Warranty liability at end of period	$4,830	$4,137

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (Continued)
See NOTE 12. “COMMITMENTS AND CONTINGENCIES” for a discussion of statutory notices of claims for construction defects received from homeowners’ associations of three of our development projects in Florida.
Allowance for uncollectible contracts receivable. We had no outstanding contracts receivable allowance as of March 31, 2008. The following table presents the activity in our allowance for uncollectible contracts receivable:

	For the Three Months
	Ended March 31,
	2008	2007
Allowance for uncollectible contracts receivable at beginning of period	$5,048	$—
Provision for uncollectible contracts receivable	—	—
Write-offs	(5,048)	—

Allowance for uncollectible contracts receivable at end of period	$—	$—

Corrected Prior Period Misstatements. During the course of preparing our Consolidated Financial Statements as of and for the quarter ended March 31, 2008, we identified certain prior period misstatements whose impact was not material, either individually or in the aggregate, to our Consolidated Financial Statements for the year ended December 31, 2007. Our analysis included a review of quantitative factors, as well as, relevant qualitative factors including, but not limited to, the prior period misstatements’ effects on earnings trends of the Company, whether it changes net loss to net income or vice versa, and if the prior period misstatements’ significantly impacted financial reporting of a particular segment. In addition, we considered the impact of the prior period misstatements on measures we believe users of our financial statements find important, including liquidity, cash flow, debt, and debt maturities. Based upon this evaluation of all relevant quantitative and qualitative factors, and after considering the provisions of Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” paragraph 29, and SEC Staff Accounting Bulletin Nos. 99 “Materiality” and 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” we believe that the corrected adjustments will not be material to the Company’s full year results for 2008. The correction of these immaterial misstatements resulted in a decrease of $290,000 to cost of sales, an increase of $7 million to impairment charges, a decrease of $2 million to minority interests in income of consolidated partnerships and joint ventures, and a decrease of $329,000 to income tax benefit. The combined effect of the corrections resulted in an overall increase of $5 million to net loss and was recorded in the March 31, 2008 Consolidated Financial Statements.
Comprehensive loss. Comprehensive loss includes net loss from our results of operations and changes in the fair value of a derivative accounted for as a cash flow hedge. The components of comprehensive loss, net of income taxes, are as follows:

	For the Three Months
	Ended March 31,
	2008	2007
Net loss	$(8,763)	$(4,245)
Changes in fair value of derivative, net of income taxes	(2,097)	977

Comprehensive loss	$(10,860)	$(3,268)

Gains on Sale of Real Estate. We recognize gains on sales of real estate when and to the extent permitted by SFAS No. 66. Until a transaction meets the requirements of SFAS No. 66 for full profit recognition, we account for the transaction using the deposit, installment, cost recovery, or financing method, whichever is appropriate.
In November 2007, the FASB issued EITF Issue No. 07-6, “Accounting for the Sale of Real Estate Subject to the Requirements of SFAS No. 66 When the Agreement Includes a Buy-Sell Clause” (“EITF 07-6”), which we adopted as of January 1, 2008. A buy-sell clause is a contractual term that gives both investors of a jointly-owned entity the ability to offer to buy the other investor’s interest. EITF 07-6 applies to sales of real estate to an entity if the entity is both partially owned by the seller of the real estate and subject to an arrangement between the seller and the other investor containing a buy-sell clause. The EITF concluded the existence of a buy-sell clause does not represent a prohibited form of continuing involvement that would preclude partial sale and profit recognition pursuant to SFAS No. 66. However, the buy-sell clause could represent such a prohibition if the terms of the buy-sell clause and other facts and circumstances of the arrangement suggest:
•	the buyer cannot act independently of the seller; or

•	the seller is economically compelled or contractually required to reacquire the other investor’s interest in the jointly owned entity.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (Continued)
The adoption of EITF 07-6 had no impact on our consolidated financial statements.
Information about Major Customers. Revenue for the three months ended March 31, 2008, included the sale of a rental development in February 2008 for $116.2 million, which represents more than 10% of our consolidated revenue for the period. We reported this amount in sales revenue in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2008.
NOTE 3. VARIABLE INTEREST ENTITIES
We evaluate material joint ventures under FASB Interpretation No. 46, “Consolidations of Variable Interest Entities,” (“FIN 46R”), which requires the consolidation of certain entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. At March 31, 2008, we have identified 12 joint ventures as VIEs. We have consolidated 11 of these VIEs because we are the primary beneficiary. These 11 entities consist of one partnership with 24 rental communities with 5,690 apartments, one limited liability company with a rental apartment community containing 90 units, one limited liability company engaged in development with a 215-unit age-restricted traditional new development, and eight limited liability companies that own land for future development. The aggregate total assets of the 11 consolidated VIEs were $369 million as of March 31, 2008. Of the total assets, $281.2 million, net of accumulated depreciation of $85.4 million, was classified as rental real estate, and $70.9 million as real estate inventory in the accompanying March 31, 2008, Consolidated Balance Sheet. At March 31, 2008, these entities had debt of $439.9 million, of which $11.9 million was non-recourse to the general assets of the Company.
We have identified one VIE that is not consolidated, as we are not the primary beneficiary. This VIE is a limited liability limited partnership that acquired a rental apartment community for conversion to condominium homes for sale. The liabilities of this VIE are non-recourse to the general assets of Tarragon. In accordance with the terms of the partnership agreement, Tarragon may be required to fund a portion of partnership losses up to a maximum of $195,000. Through March 31, 2008, none of that amount had been funded. We are a limited partner and have recovered our investment in the partnership.
NOTE 4. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES
Investments in and advances to partnerships and joint ventures consisted of the following at the indicated dates:

		Carrying Amount
		March 31,	December 31,
	Profits Interest	2008	2007
Choice Home Financing, L.L.C.	50%	$93	$156
Upper Grand Realty, L.L.C.	50%	—	—
Keane Stud, L.L.C.	50%	8,612	8,554
LOPO, L.P.	50%	—	1,025
Orchid Grove, L.L.C.	50%	1,455	1,455
Park Avenue at Metrowest, Ltd.	50%	—	—
Shefaor/Tarragon, LLLP	29%	—	—
Tarragon Calistoga, L.L.C.	80%	632	632
		$10,792	$11,822

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 4. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES (Continued)
We account for our investments in these partnerships and joint ventures using the equity method because we hold noncontrolling interests or our outside partners have significant participating rights, as defined in EITF 96-16 Consensus, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights,” and EITF 04-5 Consensus, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” or we are not the primary beneficiary of a VIE, as defined under FIN 46R.
Loan Guarantees for Unconsolidated Partnerships and Joint Ventures. Tarragon and its partner jointly and severally guarantee repayment of a construction loan of Orchid Grove, L.L.C., which matured on April 5, 2008. The commitment amount of this loan is $52.4 million, and the outstanding balance as of March 31, 2008, was $31.6 million. The joint venture ceased making interest payments in February 2008. On March 26, 2008, the lender issued a default notice to Orchid Grove for failure to make scheduled interest payments in February and March and related late fees. On April 16, 2008, we received a demand for payment of the loan under the guaranty from the lender. The outstanding balance of the loan, including accrued interest and late fees, was $32.1 million as of the date the lender issued the demand for payment. On April 29, 2008, we paid past due interest in the amount of $184,000 on behalf of Orchid Grove. We are in discussions with the lender to restructure the loan and extend its term. There can be no assurance that we will be successful in this regard. However, we believe the value of the property that secures this loan should be sufficient to satisfy the obligation. In accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” at inception, we recorded the fair value of this guarantee of $1.5 million as a liability, which we present in other accounts payable and liabilities in the accompanying Consolidated Balance Sheet as of March 31, 2008.
Below are unaudited summarized financial data combined for our unconsolidated partnerships and joint ventures, as listed above, none of which are individually significant:

	For the Three Months
	Ended March 31,
	2008	2007
Sales revenue	$8,095	$6,701
Gross profit (loss) from home sales	(7)	391
Net income (loss)	(399)	643

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 5. NOTES PAYABLE
The following table presents our scheduled principal payments on mortgages and notes payable as of March 31, 2008. For debt satisfied through asset sales subsequent to March 31, 2008, see NOTE 15. “SUBSEQUENT EVENTS.” This table does not take into consideration any amounts that our lenders could accelerate if they gave notices of default for non-compliance with financial covenants.

	Three Month Periods Ended
	June 30,	September	December	March 31,
	2008	30, 2008	31, 2008	2009	Thereafter	Total
Mortgages and notes payable
Land for development	$18,778	$16,429	$14,300	$12,500	$—	$62,007
Residential construction in progress	2,717	23,860	8	29,054	1,948	57,587
Condominium conversions	—	9,541	—	—	22,992	32,533
Construction in progress – rentals	3,900	5,518	12,000	21,531	80,744	123,693
Rental real estate	4,877	153	167	1,817	467,217	474,231
Other	10,258	339	942	835	49,651	62,025
Subordinated unsecured notes	—	—	—	—	125,000	125,000
Mortgages and notes payable presented in liabilities related to assets held for sale	58,525	49	5,505	52	11,681	75,812

	$99,055	$55,889	$32,922	$65,789	$759,233	$1,012,888

As of March 31, 2008, $12.1 million of our consolidated debt had matured. The lender of a $7.4 million land loan secured by a property in Norwalk, Connecticut has initiated foreclosure proceedings, which we are defending. We have offered to convey a rental apartment community securing a $4.7 million non-recourse mortgage that matured on March 1, 2008, to the lender in satisfaction of this and another mortgage and are cooperating with the lender to effect a deed in lieu of foreclosure. A $41.5 million recourse mortgage that matured in April 2008 is expected to be satisfied through the sale of the related property in the second quarter of 2008. As of March 31, 2008, we did not satisfy the financial covenants for consolidated debt totaling $243.8 million. Of this amount, we have obtained waivers of financial covenants for loans totaling $234.8 million as of March 31, 2008.
There can be no assurance that we will be able to reach agreements with our lenders to extend or refinance debt that has matured or will mature in the next 12 months or to continue to successfully defend the foreclosure of the Norwalk, Connecticut, property. Our inability to extend our debt, or obtain alternative financing to replace our debt, would have a material adverse effect on the Company’s financial position, results of operations and cash flows.
Senior convertible notes. In January 2008, we repurchased the outstanding $5.8 million principal amount of senior convertible notes and $400,000 of accrued interest for $3.6 million. The $2.6 million discount was recorded as a gain on debt restructuring in the quarter ended March 31, 2008.
Subordinated unsecured notes and the affiliate notes. As of December 31, 2007, we had a $36 million unsecured term loan from affiliates of William S. Friedman, our chief executive officer and chairman of the board of directors. On January 7, 2008, Mr. Friedman sold $10 million of this loan to Robert P. Rothenberg, our president and chief operating officer and a member of our board of directors, for $6 million. The

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 5. NOTES PAYABLE (Continued)
independent members of our board of directors approved the modification of the $36 million loan and the execution of replacement notes in the amounts of $26 million to affiliates of Mr. Friedman (the “Friedman Note”) and $10 million to Mr. Rothenberg (the “Rothenberg Note,” together with the Friedman Note, the “affiliate notes”). Mr. Rothenberg paid Mr. Friedman $1 million in cash and financed the remainder of the purchase price with a $5 million promissory note made in favor of Mr. Friedman (the “Friedman/Rothenberg Note”). The Friedman/Rothenberg Note bears interest at the same rate as the Rothenberg Note. Monthly payments of interest on the Friedman/Rothenberg Note are payable to the extent of payments received under the Rothenberg Note. Principal payments on the Friedman/Rothenberg Note are payable based on 25% of payments made under the Rothenberg Note in excess of the required monthly interest payments, with remaining principal due at maturity, which occurs when we pay the Rothenberg Note in full. The purchase price was approximately the fair value of the note; as such, no compensation expense was recorded in connection with this transaction.
As of March 31, 2008, the outstanding balance of our three series of subordinated unsecured notes was $125 million. As of March 31, 2008, we did not meet the debt service coverage ratio and net worth covenants contained in the indentures for the subordinated unsecured notes. On March 27, 2008, we entered into an agreement with Messrs. Friedman and Rothenberg and the note holders pursuant to which the aggregate amount of $36 million outstanding under the affiliate notes is subordinated to the subordinated unsecured notes. In exchange for this subordination, the subordinated unsecured note holders agreed to (1) waive our compliance with the financial covenants applicable to the subordinated unsecured notes through September 30, 2009, and (2) grant a 270-day option (or the “Option”) to Mr. Rothenberg and the affiliates of Mr. Friedman to purchase the subordinated unsecured notes from the note holders at a discount. The Option has been assigned to us.
On March 27, 2008, with the approval of the non-management members of our board, in partial consideration for entering into the subordination agreement and Option and agreeing to assign the Option to us, we issued to Mr. Rothenberg and affiliates of Mr. Friedman five-year warrants to purchase up to 3.5 million shares of our common stock at an exercise price of $2.35, which was the closing price of our common stock on The NASDAQ Global Select Market on the date of issuance. As of the issuance date, the fair value of the warrants was $5.9 million, which we recorded as an increase to additional paid-in capital in the accompanying Consolidated Balance Sheet as of March 31, 2008.
As additional consideration to Mr. Rothenberg and the affiliates of Mr. Friedman, we entered into amendments to the affiliate notes and related documents on March 27, 2008 which (1) increased the annual rate of interest paid on the affiliate notes to 12.5% from the lower of 100 basis points over 30-day LIBOR, (2) extended the term of the affiliate notes to the later of March 2013 and the second anniversary of the repayment in full of the subordinated unsecured notes, and (3) require mandatory prepayments, after repayment in full of the subordinated unsecured notes, out of excess cash balances. Current payments of cash interest on the affiliate notes are limited to 5% per annum for as long as the affiliate notes remain subject to the subordination agreement, although interest on the affiliate notes is payable in kind by issuing additional notes payable at any time.
We have accounted for the Option and the amendments to the affiliate notes as a troubled debt restructuring in accordance with SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings.” No gain on debt restructuring has been recognized because any gain is contingent upon exercising the Option. The cost of the warrants was recorded as a loss on debt restructuring in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2008. The carrying amount of the subordinated unsecured notes as of March 31, 2008, includes a contingently payable amount of $50 million equal to the discount we would receive if we exercise the Option by August 2, 2008.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 5. NOTES PAYABLE (Continued)
Events of default, non-compliance with covenants, and waivers
A $7.4 million land loan from North Water LLC matured in July 2007. The lender has initiated foreclosure proceedings, which we are defending. Accrued but unpaid interest at the contractual rate and late fees were $1.3 million at March 31, 2008.
On March 1, 2008, one of two non-recourse mortgage loans secured by our Carlyle Towers rental apartment community matured. The other loan matures in October 2011. We have offered to transfer the property to the lender in satisfaction of the mortgages and are cooperating with the lender to effect a deed in lieu of foreclosure. As of March 31, 2008, the loans had an outstanding balance of $6.4 million.
As of March 31, 2008, we were not in compliance with the financial covenants for two of the four cross-defaulted loans for our Bermuda Island, Northgate, Orlando Central Park, and River Oaks properties, which had an aggregate outstanding principal balance totaling $71.4 million. On April 28, 2008, we sold Northgate and used the proceeds to repay the $17 million outstanding loan secured by this property, which was one of the loans for which we did not satisfy the financial covenants. The lender has waived compliance with the financial covenants of the Orlando Central Park loan through its October 2008 maturity. Bermuda Island is under contract of sale, and the loan secured by this property is expected to be repaid from proceeds of the sale. We are in discussions with the lender to obtain an extension of this loan through the closing date of the sale.
As of March 31, 2008, we were not in compliance with the financial covenants for a $44.6 million construction loan for our 800 Madison project. On March 4, 2008, we obtained a waiver of compliance from the lender through December 31, 2008.
As of March 31, 2008, we were not in compliance with the financial covenants contained in a $9.6 million line of credit secured by mortgages on land owned by one of our consolidated joint ventures and unsold units of one of our condominium conversion projects. On February 12, 2008, we obtained a waiver of the financial covenants from the lender through the May 1, 2008, maturity date. We expect the lender to extend the term of this loan.
As of March 31, 2008, we have two additional loans for our Trio East and 900 Monroe projects, with an aggregate outstanding balance of $7.5 million, for which we were not in compliance with the financial covenants. We obtained waivers of the financial covenants for these loans through the May 30, 2008, maturity date.
As of March 31, 2008, we were not in compliance with the net worth covenant contained in a $14.4 million note secured by our Aldridge and Stonecrest projects. As of March 31, 2008, the three cross-defaulted and cross-collateralized loans secured by these properties, including this note, had an outstanding balance of $41.4 million, excluding $2.4 million of conditionally waived default interest. Pursuant to an existing forbearance agreement that expires on July 14, 2009, compliance with this covenant has been waived until June 30, 2009.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 5. NOTES PAYABLE (Continued)
As of March 31, 2008, we had a $2 million recourse mortgage loan secured by our Las Olas River House project for which we were not in compliance with the financial covenants. On March 25, 2008, we obtained a waiver of financial covenants through December 31, 2008.
As of March 31, 2008, we did not meet the financial covenants for a $9 million land loan on our Block 103, Block 104, and Block 114 developments.
As of March 31, 2008, we had a $9.2 million construction loan on our Warwick Grove project for which we were not in compliance with the financial covenants. In May 2008, we obtained a waiver of compliance from the lender as of March 31, 2008.
NOTE 6. STOCK-BASED AWARDS
The following table summarizes stock-based compensation expense recognized under SFAS No. 123(R), “Share-Based Payments”:

	For the Three Months
	Ended March 31,
	2008	2007
Stock-based compensation	$385	$414
Income tax effect	(144)	(158)

	$241	$256

As of March 31, 2008, there was approximately $1.9 million of total unrecognized compensation expense related to nonvested stock-based awards, which is expected to be amortized over the weighted average life of 2.7 years.
During the three months ended March 31, 2008, we granted restricted stock awards for 81,045 shares of common stock to employees and 16,209 shares of common stock to one director under the Omnibus Plan. These restricted stock awards have a six-month vesting period. The fair value of the 16,209 shares granted to the director was $24,000 on the grant date. The fair value of the 81,045 shares of common stock granted to employees was $127,000 on the grant date. On May 16, 2008, we granted a restricted stock award for 83,793 shares of common stock to one director under the Omnibus Plan, which vests over six months. The fair value of the restricted stock award was approximately $183,000 on the grant date.
During the three months ended March 31, 2008, we granted options to purchase 651,596 shares of stock to employees, which vest over three years, and 148,903 shares of stock to directors under the Omnibus Plan. The stock options granted to directors were immediately exercisable. The fair value of the options granted to directors was $149,000 on the grant dates and the fair value of the options granted to employees was $752,000 on the grant date.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 6. STOCK-BASED AWARDS (Continued)
Upon the vesting of 111,884 shares of restricted stock during the three months ended March 31, 2008, 26,915 shares were surrendered to us to satisfy income tax withholding.
During the three months ended March 31, 2007, we granted restricted stock awards for 3,500 shares of common stock to directors under the Omnibus Plan. The awards were immediately vested, subject to each director’s agreement not to sell the restricted stock for as long as the director remains on our board of directors. The fair value of the restricted stock was $41,000 on the grant date. During the three months ended March 31, 2007, we granted options to purchase 14,000 shares of stock to directors under the Omnibus Plan. The stock options were immediately exercisable. The fair value of the options was $17,000 on the grant date.
NOTE 7. LOSS PER COMMON SHARE
We compute loss per common share based on the weighted average number of shares of common stock outstanding for the three months ended March 31, 2008 and 2007.

	For the Three Months
	Ended March 31,
	2008	2007
Net loss allocable to common stockholders, as reported and assuming dilution	$(9,154)	$(4,621)

Weighted average shares of common stock outstanding used in computing loss per share — basic and diluted	28,959,928	28,052,908

Loss per common share
Net loss allocable to common stockholders – basic and diluted	$(.32)	$(.16)

Net loss allocable to common stockholders – assuming dilution for the three months ended March 31, 2008 and 2007 excludes $13,857 and $81,884, respectively, of interest expense on convertible notes, net of income taxes, because the effect was anti-dilutive due to losses from continuing operations.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 7. LOSS PER COMMON SHARE (Continued)
The following table summarizes the effect of potentially dilutive items on weighted average shares of common stock outstanding used in the computation of loss per share — assuming dilution in the first quarter of 2008 and 2007 that we did not reflect because their effect was anti-dilutive due to losses from continuing operations allocable to common stockholders:

	For the Three Months Ended
	March 31,
	2008	2007
Dilutive effect of convertible notes	124,529	472,172
Dilutive effect of stock awards	17,619	1,340,498

	142,148	1,812,670

NOTE 8. SEGMENT REPORTING
Our business is divided into two principal segments – Development and Investment.
Development. The Development Division is responsible for the development of new rental properties, creating new mid-rise and high-rise condominiums and townhomes for sale to residents, primarily apartment communities, and condominium conversions of existing apartment communities. We measure the performance of the Development Division primarily by gross profit from sales. The following table presents units in our active development projects at March 31, 2008, by product type:

Remaining Homes
Community	or Home Sites
High-and mid-rise developments	163
Townhome and traditional new developments	544
Condominium conversions	539
Rental developments	1,752

2,998

Investment. This segment includes rental properties in lease-up and with stabilized operations. We consider a property stabilized when development or renovation is substantially complete and recurring operating income exceeds operating expenses and debt service. At March 31, 2008, we owned 7,588 consolidated stabilized apartments. We also had consolidated commercial properties with 156,000 square feet of space. We present the results of operations of one apartment community with 304 units and two commercial properties with 156,000 square feet that are held for sale in discontinued operations in the accompanying Consolidated Statements of Operations. In addition, we present the results of operations of two apartment communities with 539 units that are held for sale in continuing operations in the accompanying Consolidated Statement of Operations. One of these properties with 179 units has been sold since March 31, 2008. See NOTE 15. “SUBSEQUENT EVENTS.” We also had one apartment community with 459 apartments in lease-up.
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
Following are operating statements and balance sheets for our two segments and net operating income for the Investment Division. In our segment operating statements, we do not distinguish between consolidated and unconsolidated properties. We have provided a reconciliation of segment revenue to consolidated revenue, segment net income (loss) to consolidated net loss, and segment total assets to consolidated total assets below.

	DEVELOPMENT
	Operating Statements
	For the Three Months Ended March 31,
	2008		2007

Sales revenue	$153,953	100%	$130,526	100%
Cost of sales (1)	(128,286)	(83%)	(122,592)	(94%)

Gross profit on sales	25,667	17%	7,934	6%

Minority interests in sales of consolidated partnerships and joint ventures	(8,828)	(6%)	(668)	(1%)
Outside partners’ interests in sales of unconsolidated partnerships and joint ventures	252	—	(225)	—
Overhead costs associated with investments in joint ventures	—	—	(64)	—
Performance-based compensation related to projects of unconsolidated partnerships and joint ventures	—	—	(14)	—

	17,091	11%	6,963	5%

Other income and expenses:
Impairment charges	(13,483)	(9%)	—	—
Interest expense	(5,379)	(3%)	(2,312)	(2%)
Net income from rental operations	65	—	309	—
Taxes, insurance, and other carrying costs	(1,296)	(1%)	(267)	—
General and administrative expenses	(7,533)	(5%)	(5,236)	(4%)
Other corporate items	6	—	117	—
Provision for litigation, settlement, and other claims	(487)	—	—	—
Loss on extinguishment of debt	—	—	(1,414)	(1%)
Loss on debt restructuring	(4,445)	(3%)	—	—

Loss before income taxes	(15,461)	(10%)	(1,840)	(2%)
Income tax benefit	—	—	704	—

Net loss	$(15,461)	(10%)	$(1,136)	(2%)

(1)	Cost of sales includes marketing and advertising of for-sale communities, salaries and office costs related to personnel directly involved in acquiring, managing, and accounting for for-sale communities, as well as land, construction costs, architectural and engineering fees, and previously capitalized interest. Cost of sales in 2008 included impairment charges of $1 million and the effect of margin increases totaling ($1.4 million). Cost of sales in 2007 included impairment charges of $4.4 million and the effect of margin reductions totaling $9.7 million.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 8. SEGMENT REPORTING (Continued)

	DEVELOPMENT
	Balance Sheets
	March 31,	December 31,
	2008	2007
Assets
Cash and cash equivalents	$37,044	$42,112
Restricted cash	14,331	23,329
Contracts receivable, net	2,029	5,064
Real estate inventory:
Land for development	178,133	188,681
Residential construction in progress	105,160	111,346
Condominium conversions	36,055	45,474
Construction in progress – rentals	179,352	178,186
Contract deposits	5,983	5,865
Investments in and advances to partnerships and joint ventures	10,067	11,034
Other assets, net	17,773	20,228

	$585,927	$631,319

Liabilities and Equity
Accounts payable and other liabilities:
Trade accounts payable	$7,706	$9,994
Other accounts payable and liabilities	52,984	65,257
Mortgages and notes payable:
Land for development	62,007	63,202
Residential construction in progress	57,587	68,889
Condominium conversions	32,533	36,438
Construction in progress – rentals	123,693	133,154
Other	25,992	30,822
Subordinated unsecured notes	125,000	125,000

	487,502	532,756

Minority interest	4,783	4,776
Equity	93,642	93,787

	$585,927	$631,319

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 8. SEGMENT REPORTING (Continued)

	INVESTMENT
	Operating Statements
	For the Three Months Ended March 31,
	2008		2007

Rental revenue	$19,763	100%	$26,595	100%
Property operating expenses	(10,005)	(51%)	(12,817)	(48%)

Net operating income	9,758	49%	13,778	52%
Net gain on sale of real estate	12,813		398
Minority interests in loss of consolidated partnerships and joint ventures	661		—
Mortgage banking income	19		135
General and administrative expenses	(2,366)		(1,871)
Other corporate items	494		214
Impairment charges	(31)		—
Net loss on extinguishment of debt	(1,078)		(8)
Net gain on debt restructuring	956		—
Provision for litigation, settlements, and other claims	(129)		—
Interest expense	(9,827)		(14,719)
Depreciation expense	(4,244)		(5,456)

Income (loss) before income taxes	7,026		(7,529)
Income tax (expense) benefit	(328)		4,420

Net income (loss)	$6,698		$(3,109)

	INVESTMENT
	Balance Sheets
	March 31,	December 31,
	2008	2007
Assets
Cash and cash equivalents	$2,039	$2,044
Restricted cash	8,957	9,793
Construction in progress – rentals	—	75,541
Rental real estate, net	312,858	312,315
Investments in and advances to partnerships and joint ventures	725	788
Deferred tax asset	1,276	1,522
Assets held for sale	71,937	82,946
Other assets, net	14,487	15,125

	$412,279	$500,074

Liabilities and Deficit
Accounts payable and other liabilities:
Trade accounts payable	$951	$4,917
Other accounts payable and liabilities	20,683	28,360
Liabilities related to assets held for sale	80,575	96,121
Mortgages and notes payable:
Construction in progress – rentals	—	51,157
Rental real estate	474,231	472,575
Other	36,033	36,033
Senior convertible notes	—	5,750

	612,473	694,913

Minority interest	13,796	14,456
Deficit (1)	(213,990)	(209,295)

	$412,279	$500,074

(1)	Investment Division deficit is the result of distributions to the parent exceeding accumulated divisional earnings.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 8. SEGMENT REPORTING (Continued)

	INVESTMENT
	Net Operating Income
	For the Three Months Ended March 31,
	2008		2007

Rental revenue
Same store stabilized apartment communities	$17,162	100%	$17,190	100%
Apartment communities in lease-up during period	1,191	100%	1,303	100%
Apartment communities sold during period	245	100%	6,626	100%
Apartment communities transferred to the Investment Division upon the decision not to convert to condominiums	686	100%	—	—
Commercial properties	479	100%	1,476	100%

	19,763	100%	26,595	100%

Property operating expenses
Same store stabilized apartment communities	(8,140)	(47%)	(7,781)	(45%)
Apartment communities in lease-up during period	(724)	(61%)	(720)	(55%)
Apartment communities sold during period	(282)	(115%)	(3,530)	(53%)
Apartment communities transferred to the Investment Division upon the decision not to convert to condominiums	(592)	(86%)	—	—
Commercial properties	(267)	(56%)	(786)	(53%)

	(10,005)	(51%)	(12,817)	(48%)

Net operating income
Same store stabilized apartment communities	9,022	53%	9,409	55%
Apartment communities in lease-up during period	467	39%	583	45%
Apartment communities sold during period	(37)	(15%)	3,096	47%
Apartment communities transferred to the Investment Division upon the decision not to convert to condominiums	94	14%	—	—
Commercial properties	212	44%	690	47%

	$9,758	49%	$13,778	52%

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 8. SEGMENT REPORTING (Continued)

	For the Three Months Ended
	March 31,
	2008	2007
Reconciliation of segment revenues to consolidated revenue:
Development Division total revenue	$153,953	$130,526
Less Development Division rental revenue presented in discontinued operations	—	(563)
Less sales revenue of unconsolidated partnerships and joint ventures	(8,095)	(6,701)
Add management fee and other revenue included in other corporate items	—	28
Add rental revenue from development properties presented in net income from rental operations (1)	263	1,304

Development Division contribution to consolidated revenue	146,121	124,594

Investment Division rental revenue	19,763	26,595
Less Investment Division rental revenue presented in discontinued operations	(1,335)	(5,634)
Add management fee and other revenue included in other corporate items	230	123

Investment Division contribution to consolidated revenue	18,658	21,084

Consolidated total revenue	$164,779	$145,678

Reconciliation of segment net income (loss) to consolidated net loss:
Development Division net loss	$(15,461)	$(1,136)
Investment Division net income (loss)	6,698	(3,109)

Consolidated net loss	$(8,763)	$(4,245)

(1)	Rental revenue generated by properties transferred from Investment to Development for conversion to condominiums and properties constructed by Development in lease-up.

	March 31,	December 31,
	2008	2007
Reconciliation of segment total assets to consolidated total assets:
Development Division total assets	$585,927	$631,319
Investment Division total assets	412,279	500,074

	998,206	1,131,393
Add goodwill	2,691	2,691

Consolidated total assets	$1,000,897	$1,134,084

NOTE 9. ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS
Assets held for sale and liabilities related to assets held for sale in the accompanying Consolidated Balance Sheets include the following:

	March 31,	December 31,
	2008	2007
Rental real estate (net of accumulated depreciation of $6,375 in 2008 and $16,965 in 2007)	$70,923	$81,519
Other assets, net	1,014	1,427

	$71,937	$82,946

Accounts payable and other liabilities	$4,763	$7,552
Mortgages and notes payable	75,812	88,569

	$80,575	$96,121

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 9. ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS (Continued)
Amounts include balances related to three apartment communities and two commercial properties at March 31, 2008, and six apartment communities and two commercial properties at December 31, 2007, that have been sold, are under contract of sale, or are currently being marketed for sale.
In accordance with SFAS No. 144, we generally report the operating results for properties we dispose of, or for which we have implemented plans of disposal, in discontinued operations. In accordance with EITF No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations,” we retain the operating results for properties with which we anticipate we will have direct continuing cash flows or have significant continuing involvement after the disposals, and present all years in income (loss) from continuing operations.
Based on budgets for the year ending December 31, 2008, we have determined that our cash inflows and outflows for each rental property related to advancing reimbursable costs would be significant. In accordance with EITF 03-13, we will re-evaluate our assessment of the significance of continuing cash flows and continuing involvement for the twelve month period following the sale of each of these properties.
During the fourth quarter of 2007, we sold three of our rental properties, all of which we continue to manage for a fee. The operations of two of these properties are presented in continuing operations in this report due to our continuing involvement with the properties. The management contract of these three properties was terminated in the second quarter of 2008, and as a result, we will present the operations of two of the properties in discontinued operations in the second quarter of 2008.
Additionally, during the fourth quarter of 2007, we sold three of our rental properties to Northland and entered into an agreement with Northland to sell two additional rental properties in 2008. We currently manage all five properties and will continue to do so for a fee until we finalize the formation of the new property management joint venture with Northland. The operations of these five properties are presented in continuing operations. See further discussion at NOTE 1. “LIQUIDITY.”

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 9. ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS (Continued)
Discontinued operations for the three months ended March 31, 2008 and 2007, include the operations of properties sold since the beginning of 2007 (except for seven properties, as discussed below) and three properties held for sale as of March 31, 2008. The results of these operations were as follows:

	For the Three Months Ended
	March 31,
	2008		2007
Rental revenue	$1,335	(1)	$6,197	(2)
Property operating expenses	(875)		(3,627)
Depreciation expense	(20)		(1,108)
Impairment charges	(31	)(3)	—
Interest expense	(327)		(4,022)
Loss on extinguishment of debt	(1,078)		—

Loss from operations before income taxes	(996	)(4)	(2,560	)(5)
Income tax benefit	368		980

Loss from operations	$(628)		$(1,580)

Gain on sale of real estate before income taxes	$12,813		$—
Income tax expense	(4,779)		—

Gain on sale of real estate	$8,034		$—

(1)	Previously reported in the Investment Division.

(2)	$5.6 million previously reported in the Investment Division, and $563,000 previously reported in the Development Division.

(3)	Includes one commercial property.

(4)	Previously reported in the Investment Division.

(5)	$1.8 million previously reported in the Investment Division, and $832,000 previously reported in the Development Division.
Assets held for sale at March 31, 2008, include two properties for which the operating results are presented in loss from continuing operations in the accompanying Consolidated Statements of Operations based on our anticipated future continuing involvement with these properties following their sale to the Real Estate Joint Venture. In addition, we included the operating results of five rental properties we sold during the fourth quarter of 2007 based on our anticipated continuation of activities and continuing involvement with these properties. The results of operations for these seven properties were as follows:

	For the Three Months Ended
	March 31,
	2008		2007
Rental revenue	$1,181	(1)	$3,580	(1)
Property operating expenses	(866)		(1,983)
Depreciation expense	—		(1,332)
Interest expense	(1,154)		(3,996)

Loss from continuing operations before income taxes	(839	)(1)	(3,731	)(2)
Income tax benefit	313		1,427

Loss from continuing operations	$(526)		$(2,304)

(1)	Previously reported in the Investment Division.

(2)	$3.1 million previously reported in the Investment Division, and $620,000 previously reported in the Development Division.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 10. INCOME TAXES
In May 2007, the FASB issued Staff Position FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”), which amends FIN No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” together with FSP FIN 48-1 referred as “FIN 48, as amended”). As of January 1, 2007, we adopted the provisions of FIN 48, as amended, which clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”
As of March 31, 2008, the balance of our unrecognized tax benefits of $1.3 million which, if recognized, would impact our effective tax rate.
We classify interest costs and penalties related to income taxes as interest expense and general and administrative expenses, respectively, in our Consolidated Statements of Operations. As of March 31, 2008, the accrual for interest was $1.8 million, and the accrual for penalties was $2.2 million. We include both amounts in other accounts payable and liabilities in our Consolidated Balance Sheets.
We are subject to taxation in the United States and various state and local jurisdictions. Our tax years for 2004 through the current period are subject to examination by the tax authorities. Currently, we cannot make an estimate of the range of the reasonably possible change in unrecognized tax benefits in the next twelve months.
We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” This approach requires recognition of income tax currently payable, as well as deferred tax assets and liabilities resulting from temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of assets and liabilities. SFAS No. 109 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. We assess our deferred tax assets quarterly to determine if valuation allowances are required. Pursuant to SFAS No. 109, we were unable to record an income tax benefit for the three month period ending March 31, 2008 as all recognizable tax benefit under current tax law was recorded for the year ending December 31, 2007. Our valuation allowance is approximately $126.4 million at March 31, 2008.
NOTE 11. RELATED PARTY TRANSACTION
As of December 31, 2007, we had a $36 million unsecured term loan from affiliates of William S. Friedman, our chief executive officer and chairman of the board of directors. On January 7, 2008, Mr. Friedman sold $10 million of this loan to Robert P. Rothenberg, our president and chief operating officer and a member of our board of directors, for $6 million. The independent members of our board of directors approved the modification of the $36 million loan and the execution of replacement notes in the amounts of $26 million to affiliates of Mr. Friedman (the “Friedman Note”) and $10 million to Mr. Rothenberg (the “Rothenberg Note,” together with the Friedman Note, the “affiliate notes”). Mr. Rothenberg paid Mr. Friedman $1 million in cash and financed the remainder of the purchase price with a $5 million promissory note made in favor of Mr. Friedman (the “Friedman/Rothenberg Note”). The Friedman/Rothenberg Note bears interest at the same rate as the Rothenberg Note. Monthly payments of interest on the Friedman/Rothenberg Note are payable to the extent of payments received under the Rothenberg Note. Principal payments on the Friedman/Rothenberg Note are payable based on 25% of payments made under the Rothenberg Note in excess of the required monthly interest payments, with remaining principal due at maturity, which occurs when we pay the Rothenberg Note in full. The purchase price was approximately the fair value of the note; as such, no compensation expense was recorded in connection with this transaction.
In an effort to address existing covenant violations under the subordinated unsecured notes, as described in NOTE 5. “NOTES PAYABLE,” on March 27, 2008, we entered into an agreement with Messrs. Friedman and Rothenberg and the note holders pursuant to which the aggregate amount of $36 million outstanding under the affiliate notes is subordinated to the subordinated unsecured notes. In exchange for this subordination, the subordinated unsecured note holders agreed to (1) waive our compliance with the financial covenants applicable to the subordinated unsecured notes through September 30, 2009, and (2) grant a 270-day option (or the “Option”) to Mr. Rothenberg and the affiliates of Mr. Friedman to purchase the subordinated unsecured notes from the note holders at a discount. The Option has been assigned to us.
On March 27, 2008, with the approval of the non-management members of our board, in partial consideration for entering into the subordination agreement and Option and agreeing to assign the Option to us, we issued to Mr. Rothenberg and affiliates of Mr. Friedman five-year warrants to purchase up to 3.5 million shares of our common stock at an exercise price of $2.35, which was the closing price of our common stock on The NASDAQ Global Select Market on the date of issuance. As of the issuance date, the fair value of the warrants was $5.9 million, which we recorded as an increase to additional paid-in capital in the accompanying Consolidated Balance Sheet as of March 31, 2008.
As additional consideration to Mr. Rothenberg and the affiliates of Mr. Friedman, we entered into amendments to the affiliate notes and related documents on March 27, 2008 which (1) increased the annual rate of interest paid on the affiliate notes to 12.5% from the lower of 100 basis points over 30-day LIBOR, (2) extended the term of the affiliate notes to the later of March 2013 and the second anniversary of the repayment in full of the subordinated unsecured notes, and (3) require mandatory prepayments, after repayment in full of the subordinated unsecured notes, out of excess cash balances. Current payments of cash interest on the affiliate notes are limited to 5% per annum for as long as the affiliate notes remain subject to the subordination agreement, although interest on the affiliate notes is payable in kind by issuing additional notes payable at any time.
We have accounted for the Option and the amendments to the affiliate notes as a troubled debt restructuring in accordance with SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings.” No gain on debt restructuring has been recognized because any gain is contingent upon exercising the Option. The cost of the warrants was recorded as a loss on debt restructuring in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2008. The carrying amount of the subordinated unsecured notes as of March 31, 2008, includes a contingently payable amount of $50 million equal to the discount we would receive if we exercise the Option by August 2, 2008.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 12. COMMITMENTS AND CONTINGENCIES
The Company and three of its officers (William S. Friedman, chairman of the board of directors and chief executive officer; Robert P. Rothenberg, president and chief operating officer; and Erin D. Pickens, executive vice president and chief financial officer), Beachwold Partners, L.P., a Texas limited partnership with William S. Friedman, as general partner, and members of his family, as limited partners, and the Company’s independent registered public accounting firm have been named as defendants in a securities class action lawsuit brought on behalf of persons who purchased the Company’s common stock between January 5, 2005 and August 9, 2007. The plaintiffs allege generally that the Company issued materially false and misleading statements regarding the Company’s business and financial results during the relevant time period. The Company believes that these claims are without merit and intends to defend the case vigorously.
In March 2008, we reached an agreement to settle a dispute under a sales and marketing agreement for $976,000, which we accrued as of March 31, 2008.
In connection with our development or conversion of properties into condominiums, from time to time, we receive statutory notices from the homeowners’ associations of these properties claiming construction defects. We currently have open claims from the homeowners’ associations of eight of our projects in Florida. See discussion of warranty reserve in NOTE 2. “SIGNIFICANT ACCOUNTING POLICIES.” We were also notified by the homeowners’ association of one of our condominium conversion projects of discrepancies in the size and configuration of certain of the units from that described in the property’s condominium declaration. We are currently in discussions with the homeowners’ association concerning appropriate steps to correct the condominium declaration.
We are also party to various other claims and routine litigation arising in the ordinary course of business.
Our accrual for litigation-related losses that were probable and estimable, primarily those discussed above, was $2.8 million at March 31, 2008. As additional information about current or future litigation or other contingencies becomes available, we will assess whether additional amounts related to those contingencies should be accrued based on such information. Such additional accruals could potentially have a material impact on the Company’s business, results of operations, financial position and cash flows.
We believe we may have exposure for taxes other than income taxes. We believe the range of potential deficiency, including interest and penalties, is between $576,000 and $1.2 million and have accrued a loss contingency of $576,000 in connection with this exposure as of March 31, 2008, which is recorded in other accounts payable and liabilities in the Consolidated Balance Sheet.
We are responsible for funding certain condominium and homeowner association deficits in the ordinary course of business. We do not currently believe these obligations will have any material adverse effect on our financial position or results of operations and cash flows.
Firm contracts to purchase real estate for development activities include contracts to purchase two tracts of land for development of condominiums in New Jersey, one in Ridgefield for $16 million, is expected to close no earlier than December 2008, and the other in Hoboken for $44.3 million, is expected to close in the fourth quarter of 2008. Additionally, we have a contract to purchase land for development of a rental property in Tennessee for $5 million, which is expected to close in July 2008. We anticipate financing these purchases with debt and contributions from partners. In addition, we may consider forming joint ventures with additional parties to provide a portion of the capital requirement.
On February 12, 2008, we entered into employment agreements with nine of our executive officers. The employment agreements have terms of three years, provide for a guaranteed minimum bonus for 2008 and salary and benefits continuation for periods ranging from 12 to 36 months in the event the covered executive is terminated for any reason other than cause, or as a result of death or voluntary resignation. The guaranteed bonuses for 2008 total $1.8 million.
As of March 31, 2008, our maximum exposure under our amended guaranty with Barclays Capital Real Estate, Inc. (“Barclays”) was $11.1 million. As of December 31, 2007, our maximum exposure under the guaranty was $11.7 million. In accordance with FIN 45, we recorded a liability of $93,000 at March 31, 2008, and $95,000 at December 31, 2007, representing the fair value of our obligation under the amended guaranty. We included the fair value of the amended guaranty in other accounts payable and liabilities in the accompanying Consolidated Balance Sheets.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 13. FAIR VALUE MEASUREMENT AND DISCLOSURES
As of January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements,” which was designed to increase consistency and comparability in fair value measurements. SFAS No. 157 creates a single definition of fair value, emphasizes fair value as a market-based measurement, establishes a framework for measuring fair value, and enhances disclosure requirements. On February 12, 2008, the FASB issued Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which deferred the effective date of SFAS No. 157 for certain non-financial assets and non-financial liabilities until fiscal years and interim periods beginning after November 15, 2008. FSP FAS 157-2 does not apply to non-financial assets and non-financial liabilities that companies record or disclose at fair value at least annually. On February 14, 2008, the FASB issued FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which excluded from the scope of SFAS No. 157 assets and liabilities subject to lease accounting under SFAS No. 13 and related accounting pronouncements, except for lease assets and liabilities assumed in a business combination. Upon adoption of SFAS No. 157, we excluded assets and liabilities that are within the scope of FSP FAS 157-2. Accordingly, our tabular disclosures for 2008 do not include assets and liabilities subject to the FSP FAS 157-2 exclusions. We will apply the provisions of FSP FAS 157-2 to the excluded assets and liabilities beginning on January 1, 2009. Our adoption of SFAS No. 157 and FSP FAS 157-2 had no effect on our consolidated financial statements; however, it expanded the disclosure requirements for our financial assets and liabilities.
SFAS No. 157 defines fair value as the exchange price that an entity would receive for an asset or pay to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 identifies three levels of input for fair value measurements, which we describe below:
•	Level 1 — Unadjusted quoted prices for identical instruments in active markets.

•	Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar financial instruments, quoted prices in markets that are not active, and model-derived valuations in which all significant inputs or significant value-driven inputs are observable in active markets.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the financial assets or liabilities.
As of March 31, 2008, we had no significant Level 1 financial assets or liabilities.
Level 2 assets and liabilities include our derivative financial instruments, primarily our interest rate swap liability, which is discussed in NOTE 2. “SIGNIFICANT ACCOUNTING POLICIES” in our Consolidated Financial Statements for the year ended December 31, 2007, included in our 2007 Annual Report on Form 10-K. We base the fair value of our interest swap on quoted market interest rates for similar financial instruments.
Level 3 assets and liabilities include our guarantee of joint venture debt (see NOTE 4. “INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES”) and of debt assumed by a third party in conjunction with property sales (see NOTE 12. “COMMITMENTS AND CONTINGENCIES” in this report and NOTE 5. “NOTES PAYABLE” in our Consolidated Financial Statements for the year ended December 31, 2007, included in our 2007 Annual Report on Form 10-K). We base the fair value of our guarantees on an internally determined interest rate premium that lenders would require for similar loans without guarantees. In addition, we consider whether there are multiple likely payment scenarios and, if so, assign a probability to each identified scenario in calculating the fair values.
The following table identifies the fair value of our financial liabilities, by level of input, as of March 31, 2008, that were subject to recurring fair value measurements:

				Total as of
	Level 1	Level 2	Level 3	March 31, 2008
Liabilities:
Derivative financial instruments	$—	$4,806	$—	$4,806
Guarantees	—	—	1,548	1,548

Total liabilities	$—	$4,806	$1,548	$6,354

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 13. FAIR VALUE MEASUREMENT AND DISCLOSURES (Continued)
As of March 31, 2008, we had no significant qualifying financial assets. Our Level 3 liabilities represent approximately 24% of our financial liabilities that require recurring fair value measurements or disclosure in the year of adoption. As a percentage of our consolidated net assets, our Level 3 liabilities were insignificant as of March 31, 2008; however, this may not be indicative of the impact of Level 3 assets and liabilities in future periods.
The following table presents a reconciliation of financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period from January 1, 2008 to March 31, 2008:

Guarantees
Balance as of January 1, 2008	$1,550
Total realized and unrealized gains included in earnings	(2)
Total realized and unrealized gains (losses) included in other comprehensive income (loss)	—

Balance as of March 31, 2008	$1,548

The following table summarizes gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recorded in earnings for our guarantees for the period from January 1, 2008 to March 31, 2008, all of which were still outstanding at the end of the period:

	Guarantees of
	Unconsolidated	Other
	Joint Venture Debt	Guarantees
Balance as of January 1, 2008	$1,455	$95
Realized and unrealized gains included in general and administrative expenses	—	(2)
Purchase, sales, issuances, and settlements	—	—
Transfers into (out of) Level 3	—	—

Balance as of March 31, 2008	$1,455	$93

While we had no changes in the fair value of our guarantees on joint venture debt during the period, we would normally present these changes in the other assets, net in the accompanying consolidated balance sheet.
As of January 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure financial assets and liabilities, with certain exceptions, at fair value at specified election dates. We elected not to adopt its provisions for our eligible financial assets and liabilities that existed as of January 1, 2008.
NOTE 14. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AND ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements: an amendment of ARB No. 51,” which provides a uniform accounting and reporting approach for noncontrolling interests, or minority interests, in subsidiaries. SFAS No. 160 amends ARB No. 51, “Consolidated Financial Statements,” by requiring an entity that is a parent to a subsidiary to report the noncontrolling interest in the subsidiary as equity in the parent’s consolidated financial statements. The parent’s consolidated statement of operations must show the portion of consolidated net income attributable to the parent separate from that attributable to the noncontrolling owners. An entity that changes but retains its

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 14. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AND ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED (Continued)
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
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141R does not apply to the formation of a joint venture or the acquisition of an asset that does not constitute a business combination. Unlike SFAS No. 141, SFAS No. 141R defines an acquiring entity as the entity that obtains control of one or more businesses in a business combination, and SFAS No. 141R expands the scope of SFAS No. 141 to include business combinations that do not involve an exchange or transfer of consideration. It also defines the acquisition date as the date upon which the acquiring entity achieves control of the acquired business or businesses. Under SFAS No. 141R, an acquiring entity must still apply the acquisition method, or purchase method, to all business combinations. SFAS No. 141R is effective, on a prospective basis, for business combinations with an acquisition date on or after December 15, 2008. We have not determined the impact, if any, SFAS No. 141R will have on our consolidated financial statements.
On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We have not determined the impact, if any, SFAS No. 161 will have on our consolidated financial statements.
On May 9, 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which was designed to emphasize that the selection of accounting principles is the responsibility of companies, not their auditors. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles for the preparation and presentation of financial statements in accordance with GAAP. SFAS No. 162 will be effective 60 days after the Securities and Exchange Commission approves the Public Company Accounting Oversight Board's amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”Companies would report any effect of applying SFAS No. 162 as a change in accounting principle. We do not anticipate SFAS No. 162 will have an effect on our consolidated financial statements.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 15. SUBSEQUENT EVENTS
The following table summarizes asset sales we completed after March 31, 2008, through May 12, 2008:

2008				Net Cash
Date of Sale	Property	Sale Price	Debt Satisfied	Proceeds
April	Northgate	$19,650	$16,924	$2,220

Effective April 30, 2008, the management agreement between a third party and Tarragon whereby Tarragon provided management services for three properties sold to the third party in 2007 was terminated. As of March 31, 2008 and corresponding prior periods presented, the operating results for two of these properties are presented in income (loss) from continuing operations in accordance with EITF 03-13. As of April 2008, the operations of these two properties will be reclassified to discontinued operations due to the termination of Tarragon’s continuing involvement with these properties.
On May 5, 2008, a Nasdaq Listing Qualifications Hearing Panel (the “Panel”) informed the Company that Tarragon had evidenced compliance with the Panel’s decision dated April 4, 2008, and as such, the Panel determined to continue the listing of the Company’s securities on The Nasdaq Stock Market.
On May 20, 2008, we received a staff determination letter from Nasdaq stating that our common stock is subject to delisting from The NASDAQ Stock Market for our failure to timely file a quarterly report on Form 10-Q for the period ended March 31, 2008, as required by Marketplace Rule 4310(c)(14). The Company has filed this report within the time frame provided to appeal this determination, and expects to receive confirmation from The Nasdaq Stock Market that it has demonstrated compliance with all Nasdaq requirements once this report has been filed.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion should be read together with MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS beginning on Page 34 of our Annual Report on Form 10-K for the year ended December 31, 2007, and the Consolidated Financial Statements and Notes included in this report. Dollar amounts in tables are in thousands.
Business Overview
General
We are a real estate developer, owner, and manager with over 30 years of experience in the real estate industry. We operate two distinct businesses: development and investment. Each of these two businesses is an operating segment.
Development Division. Our activities in the Development Division involve the development of new rental properties, primarily apartment communities, creating new high-rise and mid-rise condominiums and town homes for sale to residents, and condominium conversions of existing apartment communities. We measure the performance of the Development Division primarily by gross profit on sales. Beginning in late 2006 and accelerating in 2007, market conditions in the homebuilding industry deteriorated, resulting in declining sales revenue and gross margins. In addition, we incurred significant losses related to asset impairments in 2007.
Investment Division. Our Investment Division includes rental properties, in lease-up and with stabilized operations. We consider a property stabilized when development or renovation is substantially complete and recurring operating income exceeds operating expenses and debt service. During 2006 and 2007, we determined not to convert a number of properties we had previously targeted for conversion to condominium homes for sale. Instead, we decided to operate these properties as rental properties and transferred them from our Development Division to our Investment Division. In August 2007, we decided to sell these properties, which resulted in significant losses related to asset impairment. Through March 31, 2008, we had sold nine of these properties, and we have sold one additional property since March 31, 2008. One of the other properties is under contract of sale. We measure the performance of the Investment Division primarily by net operating income, which is defined as rental revenue less property operating expenses of both consolidated and unconsolidated rental apartment communities and commercial properties.
Revenue. Our revenue is principally derived from:
•	Sales, net of a provision for uncollectible contracts receivable, which represent sales of condominium homes, townhomes, rental developments and developed land for which revenue is reported on either the completed contract or percentage-of-completion method, as appropriate;

•	Rental revenue from apartment and commercial leases; and

•	Management fee revenue for providing property management services to rental apartment communities and commercial properties.
Expenses. Our expenses principally consist of:
•	Cost of sales, which includes land, construction costs, development salaries, construction supervision, marketing, commissions and other selling costs, property taxes, insurance, interest (previously capitalized), developer fees, architectural and engineering fees, and impairment charges (for active development projects);

•	Property operating expenses, which are costs associated with operating, leasing, and maintaining rental apartment communities and commercial properties, including payroll and benefit expenses of site-level employees, and property taxes and insurance of completed real estate inventory;

•	Depreciation of rental apartment communities and commercial properties;

•	Impairment charges on rental apartment communities, commercial properties, and real estate inventory (for other than active development projects); and

•	General and administrative expenses, a significant portion of which consists of compensation and benefits and other personnel-related costs of personnel excluding site-level employees of rental apartment communities and commercial properties and employees directly related to development activities.
Other income and expenses. Other income and expenses include:
•	Interest expense related to mortgages and other debt;

•	Equity in income or losses of partnerships and joint ventures, which represents our share of the net income or net loss of unconsolidated partnerships and joint ventures and may include income from distributions received from those entities in excess of our share of their income when we have recorded our investment in them (the source of these distributions is generally proceeds from financing);

•	Gain on sale of real estate, which generally results from sales of properties in the Investment Division and is generally reported in discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”);

•	Net loss on debt restructuring, which includes gains and losses on troubled debt restructurings;

•	Minority interests in income from consolidated partnerships and joint ventures, which consists of our partners’ share of net income or net loss and may include losses representing distributions to outside partners from consolidated partnerships in excess of their investments in the partnerships (the source of such distributions is generally proceeds from financings of properties);

•	Net gain or loss on extinguishments of debt, which consists of the write-off of deferred borrowing costs and prepayment penalties incurred upon the extinguishment of debt and debt forgiven by lenders; and

•	Provision for litigation, settlements and other claims.
Outlook
Throughout 2007 and into 2008, market conditions in the homebuilding industry continued to deteriorate. This market deterioration was driven primarily by a decline in consumer confidence and restrictions on the availability of credit and resulted in a decline in home prices and sales volume, increases in home purchase contract cancellations, increased use of sales discounts and other sales incentives, higher brokerage fees, and higher interest and other carrying costs. The decline in home prices and increase in sales discounts and sales incentives decreased our cash flows as closings required additional cash to satisfy lender release prices. We also incurred additional lease-up and interest costs associated with apartment properties that we had previously targeted for conversion into condominiums and subsequently decided to operate as rental properties. Current market conditions remain difficult, and these conditions may continue to adversely impact our operations.
In response to these events, we implemented a program to sell non-core assets, including all of the multi-family properties that we had previously targeted for condominium conversion. We sold ten of these properties between September 2007 and April 2008, and one more property is under contract of sale. In general, these newer, high quality assets were in different stages of lease-up or renovation in connection with being repositioned as rental properties. Moreover, we had financed most of these properties with short-term, floating rate debt. Accordingly, the sale of these assets improved our liquidity by reducing negative cash flow, reducing debt, and generating sales proceeds.
As of March 31, 2008, we were not in compliance with financial covenants in certain of our existing debt agreements. See NOTE 5. “NOTES PAYABLE” in the accompanying Notes to Consolidated Financial Statements and below under “Liquidity and Capital Resources” for additional information.
On March 31, 2008, we entered into an agreement to form two joint ventures with Northland Investment Corporation (“Northland”), a privately held real estate investment company. Pursuant to the terms of the agreement, Tarragon and Northland will each contribute assets to the first joint venture (the “Real Estate Joint Venture”), with the respective ownership and management interests in the Real Estate Joint Venture to be based on the relative value of each party’s assets. Based on our Consolidated Balance Sheet as of March 31, 2008, we intend to contribute approximately 30% of our total assets to the Real Estate Joint Venture, including apartment properties with 6,942 units and non-recourse debt of $459 million. Based on the parties’ joint assessment of the equity in the properties contributed, Tarragon and its affiliate, Ansonia, LLC, which is Tarragon’s partner in 24 of the contributed properties, will initially own 22.4%, and Northland will own 77.6% of the Real Estate Joint Venture. A Board of Managers will manage the Real Estate Joint Venture, and Northland will control the majority of the members of this Board. The parties have also agreed to form a second joint venture (the “Management Joint Venture”) to provide property, asset and construction management services to the properties in the Real Estate Joint Venture. The Management Joint Venture will be owned by the parties in the same proportion as the ownership in the Real Estate Joint Venture. We will transfer most of the property management business currently conducted by Tarragon Management, Inc., our wholly owned subsidiary, to the Management Joint Venture. The closing of the transactions contemplated by our agreement with Northland are subject to lender consents and other customary closing conditions.

In addition to the strategic joint ventures with Northland, our business plan contemplates additional property sales and continued reduction in our condominium inventory and debt levels in 2008. We also intend to seek financially strong partners to join in future developments.
During the three months ended March 31, 2008, we recorded impairment charges of $14.5 million, $1 million of which was recorded to cost of sales, and $13.5 million of which we recorded in impairment charges in the Consolidated Statement of Operations. If current estimates or expectations change in the future, or if market conditions continue to deteriorate, we may be required to recognize additional impairment charges related to current or future projects.
We present our consolidated financial statements on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2008, we had $1,012.9 million in consolidated debt, and we guaranteed additional debt of one unconsolidated joint venture totaling $31.6 million. As of March 31, 2008, we had stockholders’ deficit of ($117.7 million). These factors raise substantial doubt about our ability to continue as a going concern; however, management believes that our current initiatives will continue to generate sufficient liquidity to adequately fund operations and enable us to continue as a going concern.
Nonetheless, there can be no assurance that we will be able to successfully implement our strategic plan on favorable terms, or at all. The success of this plan will depend on our ability to complete our planned sales of properties, to modify or obtain waivers of financial covenants in our debt agreements, to extend or refinance our maturing debt obligations, and to continue to sell completed homes in our inventory. If we are unable to generate sufficient liquidity to fund our operations or are unable to modify or obtain waivers of financial covenants and extend or refinance our maturing debt, it may be necessary for us to undertake other actions as may be appropriate at such time. The accompanying Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets.
Development. As a result of the marked slowdown in sales and the decline in home prices in the markets where we operate, together with the increasingly more restricted credit market and the other financial constraints affecting us, we have deemphasized for sale housing in our future project planning in favor of rental housing, hospitality developments and mixed-use projects. Accordingly, we expect the volume of home sales to continue to decline and the revenue from sales of rental properties we have developed to increase. This change may make our earnings and revenue even more volatile. Based on current market conditions, we anticipate that, over the next several years, new developments undertaken by the Development Division will be primarily traditional, low-rise rental apartments with a greater emphasis on suburban garden apartment developments than in the recent past. We believe this approach will enable us to maintain a sufficient development infrastructure to undertake additional developments as appropriate opportunities arise.
Our current business plan contemplates completing and selling out our remaining eight condominium conversion projects and selling seven of our existing development properties. We anticipate expanding our use of operating and financial joint ventures with third parties with access to capital to facilitate obtaining construction financing and to fund a portion of the required equity of our future development projects.
We believe our previous focus on development of urban and high-density housing designed for non-traditional households will present us with fewer opportunities in the near term for a number of reasons, including:
•	cost increases for construction materials generally and concrete and steel in particular, affect high-rise and mid-rise construction more than garden apartments primarily constructed with lumber;

•	greater difficulty financing higher cost developments particularly those not eligible for financing from government agencies; and

•	the continuing decline in prices and demand for luxury condominiums.
Investment. Our current business plan contemplates the sale of four additional rental properties. We anticipate that substantially all of our remaining rental properties will be contributed to the Real Estate Joint Venture with Northland discussed above.
Factors Affecting Comparability of Results of Operations
Segment Results. Segment results for our Development Division and Investment Division include revenue generated by both consolidated entities and unconsolidated entities. Therefore, the revenues reflected in the segment results are not fully comparable with our consolidated results. Reconciliations of segment revenue to consolidated revenue are presented in NOTE 8. “SEGMENT REPORTING” in the accompanying Notes to Consolidated Financial Statements.
Revenue Recognition. The percentage-of-completion method of revenue recognition requires us to recognize revenue from sales of homes prior to the closing of such sales. As a result, the timing of revenue generated by projects using the percentage-of-completion method will not be comparable to the timing of revenue generated by projects using the closing method. Additionally, the timing of meeting the requirements to begin recognizing revenue under the percentage of completion method can result in larger amounts of revenue being recognized in the first quarter of revenue recognition than in later quarters. Under the closing method of revenue recognition, minimal sales thresholds must be met before we can commence closings. As a result, the first quarter after closings begin may also have larger amounts of revenue than later quarters for these projects. See “Critical Accounting Policies and Estimates—Revenue Recognition” on page 78 of our Annual Report on Form 10-K for the year ended December 31, 2007.
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
Results of Operations
Overview
Total consolidated revenue was $164.8 million for the three months ended March 31, 2008 and $145.7 million for the corresponding period in 2007. Sales revenue increased $22.1 million principally due to the sale of a rental development for $116.2 million in February 2008. See further discussion of sales and gross profit below under the caption “Development Division.”
Rental and other revenue decreased $2.9 million, or 13.4%, for the three months ended March 31, 2008, compared to the corresponding period in 2007. Of this decrease, $3.1 million was attributed to five properties sold in 2007. Three properties currently being converted to condominium homes for sale accounted for an additional decrease of $363,000. One property that was renovated during mid-2007 reported a decrease of $112,000. These decreases were partially offset by an increase of $686,000 from one property we decided not to convert to condominium homes for sale but to operate as a rental property in 2007.

Loss from continuing operations was ($16.2 million) for the three months ended March 31, 2008, compared to ($2.7 million) for the corresponding period in 2007, as a result of the following factors:
•	Sales revenue increased $22.1 million to $145.9 million for the three months ended March 31, 2008, from $123.8 for the corresponding period in 2007. See the discussion of sales below under the caption “Development Division.”

•	Rental and other revenue decreased $2.9 million, as discussed above.

•	Cost of sales, including impairment charges for certain active development projects, increased $3.9 million to $120.2 million for the three months end March 31, 2008, from $116.3 million for the corresponding period in 2007. See the discussion of cost of sales below under the caption “Development Division.”

•	Minority interests in income of consolidated partnerships and joint ventures increased $7.5 million principally due to $8.2 million in 2008 representing our partners’ share of the gross profit from the sale of a rental development in February 2008.

•	Impairment charges of $13.5 million were recorded in the three months ended March 31, 2008.

•	Corporate general and administrative expenses increased $3 million. See the discussion below under the caption “Corporate General and Administrative Expenses.”

•	We recognized a net loss on debt restructuring of $3.5 million during the three months ended March 31, 2008. See the discussion below under the caption “Net Loss on Debt Restructuring.”
Operating Results of Consolidated Rental Properties. At March 31, 2008, our consolidated rental properties presented in continuing operations included rental communities with 7,743 apartments (excluding 304 units presented in discontinued operations).
The following table summarizes aggregate property level revenue and expenses for our consolidated rental properties presented in continuing operations for the three months ended March 31, 2008 and 2007. The revenue and expenses below exclude management fee and other revenue; property taxes, insurance, interest, and other carrying costs associated with development projects; and interest expense on corporate debt.

	For the Three Months Ended March 31,
	2008	2007	Change
Rental revenue	$18,667	$21,613	$(2,946)
Property operating expenses	(9,666)	(10,422)	756
Interest expense	(8,924)	(10,267)	1,343
Depreciation expense	(4,224)	(4,348)	124

	$(4,147)	$(3,424)	$(723)

The following table illustrates the changes between the three month periods ended March 31, 2008 and 2007 resulting from properties targeted for conversion to condominium homes for sale, properties we decided not to convert to condominiums, and properties in lease-up on the revenues and expenses of our consolidated rental properties:

	Condominium	Canceled	Properties in	Properties
	Conversions (1)	Conversions (2)	Lease-up	Sold in 2007	Other		Total
Rental revenue	$(416)	$686	$(112)	$(3,053)	$(51)		$(2,946)
Property operating expenses	154	(592)	(39)	1,557	(324)		756
Interest expense	(228)	(838)	(1,053)	2,756	706	(3)	1,343
Depreciation expense	—	—	17	1,173	(1,066	)(4)	124

	$(490)	$(744)	$(1,187)	2,433	$(735)		$(723)

(1)	Residual rental operations from properties in our owned portfolio.

(2)	Represents one canceled conversion transferred to the Investment Division during 2007. See further discussion at NOTE 9. “ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS” in the Notes to Consolidated Financial Statements.

(3)	In the third and fourth quarters of 2007, outstanding debt was reduced by $11 million.

(4)	Depreciation recorded for one property reclassified to rental real estate after we decided not to sell it, including for the periods during which it was held for sale.
The following table summarizes aggregate property level revenue and expenses for the seven consolidated rental properties sold or held for sale since the beginning of 2007 (one of which was sold in 2008 and one of which is included in assets held for sale as of March 31, 2008) presented in continuing operations for the three months ended March 31, 2008. For further discussion, see NOTE 9. “ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS.”

	For the Three Months Ended
	March 31,
	2008	2007
Rental revenue	$1,181	$3,580
Operating expenses	(866)	(1,983)
Interest expense	(1,154)	(3,996)
Depreciation expense	—	(1,332)

	$(839)	$(3,731)

Corporate General and Administrative Expense. Corporate general and administrative expense increased $3 million for the three months ended March 31, 2008 compared to the corresponding period in 2007, principally due to development salaries, marketing, and selling costs related to completed projects and legal fees related to pending litigation.

Equity in Income (Loss) of Unconsolidated Partnerships and Joint Ventures. The following table summarizes the components of equity in income of unconsolidated partnerships and joint ventures for the indicated periods:

	For the Three Months Ended March 31,
	2008	2007	Change
Sales revenue	$8,095	$6,701	$1,394
Cost of sales	(8,102)	(6,310)	(1,792)

Gross profit (loss) from sales	(7)	391	(398)

Property taxes and insurance	(67)	—	(67)
Interest expense	(277)	—	(277)
General and administrative expenses	(91)	—	(91)
Mortgage banking income	37	268	(231)
Elimination of management and other fees paid to Tarragon	54	85	(31)
Outside partners’ interests in (income) losses of unconsolidated joint ventures	231	(359)	590
Overhead costs associated with investments in unconsolidated joint ventures	—	(64)	64
Performance-based compensation related to development projects of unconsolidated joint ventures	—	(14)	14
Other	6	(16)	22

Equity in income (loss) of unconsolidated partnerships and joint ventures	$(114)	$291	$(405)

Sales revenue of unconsolidated joint ventures increased $1.4 million for the three months ended March 31, 2008, compared to the corresponding period in 2007 primarily due to an increase in closings at Lofts on Post Oak, a condominium conversion project in Houston, Texas, that is approaching completion and close-out.
Gross profit on unconsolidated sales revenue decreased $398,000 in the three months ended March 31, 2008, compared to the corresponding period in 2007, primarily due to the close-out of two mid-rise developments in Hoboken, New Jersey.
Other Interest. A $1.7 million increase in interest expense is related to discontinuing capitalization of interest expense during 2007 for completed development projects and projects for which development activities have ceased. Offsetting this increase was a $1.6 million decrease in interest expense related to properties sold in 2007 and 2008.
Gain on Sale of Real Estate. During the three months ended March 31, 2008, we recognized gains on sale of real estate of $8 million, all of which was included in discontinued operations, net of income taxes of $4.8 million, in accordance with SFAS No. 144. During the corresponding period in 2007, we recognized $398,000 in gains on sale of real estate, which was presented in loss from continuing operations. See “Sales of Consolidated Properties” below.
Net Loss on Debt Restructuring. During the three months ended March 31, 2008, we recognized a gain of $2.4 million related to the repurchase of the $5.8 million of outstanding senior convertible notes and $400,000 of accrued interest for $3.6 million. Also, during the three months ended March 31, 2008, we recognized a loss of $5.9 million for the fair value of warrants issued to the affiliate note holders. See further discussion at Note 5. “NOTES PAYABLE” in the accompanying Notes to Consolidated Financial Statements.

Sales of Consolidated Properties. The following table summarizes sales of consolidated properties during the three months ended March 31, 2008 and 2007.

Date of Sale	Property	Sale Price	Net Cash Proceeds	Gain on Sale
2008

January	Creekwood North	$11,800	$5,429	$8,707
January	Park Dale Gardens	6,200	390	3,968
February	University Center	2,750	2,638	138

		$20,750	$8,457	$12,813

2007

January	Lots 1 and 2 Vintage at the Parke	1,000	659	398

		$1,000	$659	$398

See NOTE 15. “SUBSEQUENT EVENTS” in the Notes to Consolidated Financial Statements for sales completed since March 31, 2008.
Development Division
Sales Revenue, Cost of Sales, and Gross Profit (Loss) from Sales. As stated previously, results for our segments do not distinguish between revenues of consolidated and unconsolidated properties. Therefore, revenue, cost of sales, and gross profit or loss from homebuilding sales presented below include both consolidated and unconsolidated for-sale communities. As stated previously, cost of sales includes, among other costs, development salaries, marketing, and selling costs.

	For the Three Months Ended March 31,
	2008		2007
	Units	Dollars	Units	Dollars
Sales revenue recognized on the closing method
Consolidated communities
Condominium conversions	117	$15,280	240	$42,900
Townhome and traditional new developments	2	1,042	35	11,115
High-and mid-rise developments	13	6,428	—	—
Rental developments	217	116,180	180	30,250
Land developments	—	—	16	712

	349	138,930	471	84,977

Unconsolidated communities
Condominium conversions	38	8,095	25	6,423

	38	8,095	25	6,423

Total sales revenue recognized on the closing method	387	147,025	496	91,400

Sales revenue recognized on the percentage-of-completion method (1)
Consolidated communities
High- and mid-rise developments	4	6,928	32	38,848
Unconsolidated communities
High- and mid-rise developments	—	—	—	278

Total sales revenue recognized on the percentage-of-completion method	4	6,928	32	39,126

Total sales revenue	391	$153,953	528	$130,526

(1)	Number of units represents units sold net of defaults for which revenue recognition began during the year. Revenue includes revenue on units sold in the current year as well as additional revenue from units sold in prior years as construction progresses and additional revenue is recognized, and net of allowance for potential defaults.

	For the Three Months Ended March 31,
	2008	2007	Change
Cost of sales recognized on the closing method
Consolidated communities
Condominium conversions	$12,968	$43,951	$(30,983)
Townhome and traditional new developments	160	10,231	(10,071)
High- and mid-rise developments	6,428	1,066	5,362
Rental developments	91,384	29,113	62,271
Land developments	—	726	(726)

	110,940	85,087	25,853

Unconsolidated communities
Condominium conversions	8,095	6,342	1,753
Townhome and traditional new developments	7	—	7

	8,102	6,342	1,760

Total cost of sales recognized on the closing method	119,042	91,429	27,613

Cost of sales recognized on the percentage-of-completion method
Consolidated communities
High-and mid-rise developments	9,243	31,195	(21,952)
Unconsolidated communities
High-and mid-rise developments	—	(32)	32

Total cost of sales recognized on the percentage-of-completion method	9,243	31,163	(21,920)

Total cost of sales	$128,285	$122,592	$5,693

Gross profit (loss) on sales revenue recognized on the closing method
Consolidated communities
Condominium conversions	$2,312	$(1,051)	$3,363
Townhome and traditional new developments	882	884	(2)
High- and mid-rise developments	—	(1,066)	1,066
Rental developments	24,796	1,137	23,659
Land developments	—	(14)	14

	27,990	(110)	28,100

Unconsolidated communities
Condominium conversions	—	81	(81)
Townhome and traditional new developments	(7)	—	(7)

	(7)	81	(88)

Total gross profit (loss) on sales revenue recognized on the closing method	27,983	(29)	28,012

Gross profit (loss) on sales revenue recognized on the percentage-of-completion method
Consolidated communities
High-and mid-rise developments	(2,315)	7,653	(9,968)
Unconsolidated communities
High-and mid-rise developments	—	310	(310)

Total gross profit (loss) on sales revenue recognized on the percentage-of-completion method	(2,315)	7,963	(10,278)

Total gross profit on sales	$25,668	$7,934	$17,734

The following table presents sales revenue for both consolidated and unconsolidated communities by product type:

	For the Three Months
	Ended March 31,
	2008	2007
High- and mid-rise developments	$13,356	$39,126
Townhome and traditional new developments	1,042	11,115
Condominium conversions	23,375	49,323
Rental developments	116,180	30,250
Land developments	—	712

Total	$153,953	$130,526

Total sales revenue increased $23.4 million, or 18%, to $154 million for the three months ended March 31, 2008, compared to the corresponding period in 2007. The overall increase in sales revenue for the three months ended March 31, 2008, compared to the corresponding period in 2007, was principally comprised of:
•	$85.9 million increase in revenue from the sale of rental developments; one project was sold in February 2008 for $116.2 million, while the sale of a rental development in January 2007 resulted in revenue of $30.3 million;

•	$25.9 million decrease in condominium conversions projects resulting primarily due to fewer sales and lower sales prices in the Florida market, as well as several projects completed and closed out in 2007; and

•	$25.8 million decrease in revenue from high- and mid-rise developments as a result of a slowdown in sales, a decline in units in inventory.
Events in 2007 affecting the sub-prime mortgage market, including tightening of credit standards, have impacted the ability of our buyers to sell their existing homes and to obtain suitable financing to purchase new homes. These market conditions continue to negatively impact our sales revenue in 2008, and discontinuing revenue recognition under the percentage of completion method for one project effective January 1, 2008.
Total cost of sales was $128.3 million for the three months ended March 31, 2008, compared to $122.6 million in the corresponding period in 2007. The overall increase in cost of sales for the three months ended March 31, 2008, compared to the corresponding period in 2007 was comprised of:
•	$62.3 million increase related to sales of rental developments;

•	$29.2 million decrease related to a decline in revenue for condominium conversion projects;

•	$10 million decrease related to net declines in sales for townhome and traditional new developments; and

•	$16.6 million decrease related to a decline in revenue for high- and mid-rise developments.
Gross profit from home sales was $25.7 million for the three months ended March 31, 2008, compared to gross profit from home sales of $7.9 million for the corresponding period in 2007. As discussed above, the overall increase in gross profit in the first quarter of 2008 was principally due to gross profit on the sale of a rental development in February 2008 partially offset by lower gross profit resulting from decreases in revenue from high- and mid-rise developments and condominium conversion projects.
For the three months ended March 31, 2008, gross profit as a percentage of consolidated and unconsolidated sales revenue was 16.7% compared to 6.1% for the corresponding period in 2007. Gross profit on sales is based on estimates of total project sales value and total project costs. The increase in the gross profit percentage is principally due to the sale of a rental development in February 2008, which yielded a gross profit percentage of

21.3%. When estimates of sales value or project costs are revised, we adjust gross profit in the period of change so that cumulative project earnings reflect the revised profit estimate. Margin increases resulted in lower cost of sales and higher gross profit of ($1.4 million) for the three months ended March 31, 2008. Margin reductions resulted in additional cost of sales and lower gross profit of $9.7 million for the three months ended March 31, 2007.
Regional Analysis of Sales Revenue and Gross Profit. The Development Division operates in seven states. For the purposes of this discussion, we have established regional groupings as follows. Central Florida is comprised primarily of projects in Orlando and surrounding cities. West Florida includes projects located in Tampa, Sarasota, and Fort Meyers. Projects in South Florida are located in Miami Beach, Fort Lauderdale, Boynton Beach, Hypoluxo, and Pompano Beach. The North Florida and South Carolina region include projects located in the Jacksonville, Florida, and Charleston, South Carolina, metropolitan areas. The Northeast region includes our operations in Hoboken, Edgewater, and Palisades Park, New Jersey; Warwick, New York; and Meriden, Connecticut.
As of March 31, 2008, the number of remaining units in our active projects within each of these regions was as follows:

Remaining Units
as of March 31,
2008
Central Florida	20
West Florida	225
South Florida	420
North Florida and South Carolina	310
Northeast	267
Other (1)	4

1,246

(1)	Includes a project in Houston, Texas.
The following table presents sales revenue for our development properties for the periods presented by each region described above, with the remaining projects included in the Other category:

	For the Three Months Ended March 31,
	2008		2007
	Percentage of		Percentage of
	Segment Sales		Segment Sales		Increase
	Revenue	Sales Revenue	Revenue	Sales Revenue	(Decrease)
Central Florida	—	$—	6%	$7,530	$(7,530)
West Florida	2%	2,984	14%	18,135	(15,151)
South Florida	1%	1,428	6%	7,839	(6,411)
North Florida and South Carolina	8%	12,686	16%	21,772	(9,086)
Northeast	84%	128,760	53%	69,072	59,688
Other (1)	5%	8,095	5%	6,178	1,917

	100%	$153,953	100%	$130,526	$23,427

(1)	Includes a project in Houston, Texas.
The decrease in sales revenue for Central Florida was primarily due to the decrease in the townhome project in Kissimmee that is nearing close-out, for which revenue decreased $6.8 million over the 2007 period. All condominium conversion projects in this region were sold out in 2007.

The decrease in sales revenue for West Florida was driven by condominium conversions. Sales decreased $11.6 million over the prior year period reflecting lower sales volume as two of the projects are nearing close-out. One project in Tampa sold out in 2007, resulting in a decrease of $2.7 million.
The decrease in sales revenue for South Florida is primarily due to a $3.1 million decrease related to a Boynton Beach condominium conversion project for which the remaining units were sold in bulk in December 2007, and a decrease of $2.3 million in sales for a high-rise development in Fort Lauderdale resulting from a slowdown in sales activity. We began sales at this high-rise development in 2001 and began closings in December 2005; we had 15 unsold units in this project at March 31, 2008 and twelve as of May 12, 2008.
Projects in North Florida and South Carolina are condominium conversions, with four active projects with sales in 2008, one of which sold out in March 2008. These projects had a $2.3 million decrease in sales in the current period. The remaining $6.7 million decrease resulted from three projects that were closed out in 2007: $3.3 million from a project in Jacksonville, Florida, and $3.4 million from two projects in Mt. Pleasant, South Carolina.
In the Northeast, we completed and sold a rental development in Hoboken, New Jersey in February 2008 for $116.2 million, which more than offset declines in revenue for other projects. A $30.3 million decrease resulted from the sale of a rental development in Meriden, Connecticut, in January 2007. Revenue decreased $16.8 million for a high-rise development in Edgewater, New Jersey, where revenue recognition began in June 2006 under the percentage of completion method. The decrease was a result of slowing sales activity for the remaining units and discontinuing the use of the percentage of completion method of revenue recognition in January 2008. See the discussion above under the caption “Consolidated Results of Operations — Development Division — Sales Revenue, Cost of Sales, and Gross Profit (Loss) from Sales” and in NOTE 2. “SIGNIFICANT ACCOUNTING POLICIES” in the Notes to Consolidated Financial Statements. A $12.6 million decrease came from three mid-rise developments in Hoboken, New Jersey, that have been completed and closed out, partially offset by a $6.4 million increase from a mid-rise development in Palisades Park, New Jersey, that began closings and commenced revenue recognition in the fourth quarter of 2007.
In the Other category, a $1.9 million increase was related to the condominium conversion project in Houston, Texas, that is approaching completion and sell-out.
The following table presents gross profit (loss) for our development properties for the periods presented by region:

	For the Three Months Ended March 31,
	2008		2007
	Percentage of		Percentage of
	Segment Gross		Segment Gross		Increase
	Profit (Loss)	Gross Profit (Loss)	Profit (Loss)	Gross Profit (Loss)	(Decrease)
Central Florida	3%	$839	7%	$586	$253
West Florida	2%	455	(8%)	(653)	1,108
South Florida	(9%)	(2,309)	(6%)	(453)	(1,856)
North Florida and South Carolina	6%	1,415	7%	549	866
Northeast	98%	25,268	99%	7,845	17,423
Other (1)	—	—	1%	60	(60)

	100%	$25,668	100%	$7,934	$17,734

(1)	Includes a project in Houston, Texas.
The increase in gross profit for Central Florida was primarily related to an increase in the gross profit margin on the townhome project in Kissimmee.

In West Florida, gross loss in the current year exceeded prior year, primarily related to the increase in impairment charges in 2008 for a condominium conversion project in Tampa. See the discussion of impairment charges above under the caption “Business Overview — Outlook — Development Division.”
The increase in gross loss for South Florida was principally due to the reduction in the expected gross margin for a high-rise development in Fort Lauderdale.
The increase in gross profit for North Florida and South Carolina in the first quarter of 2008 is principally due to a $1.4 million impairment charge in 2007 for two condominium conversion projects, of which one was sold out in 2007 and one in Jacksonville, Florida has 91 unsold units. The remaining increase is a result of increased sales at a project in Charleston, South Carolina.
In the Northeast, the sale of a 217-unit rental development in Hoboken, New Jersey in February 2008 yielded gross profit of $24.8 million and offset decreases for our other projects in the region, including a $4.6 million decrease from a decline in revenue for a high-rise development in Edgewater, New Jersey, a $2.2 million decrease from a mid-rise development in Hoboken, New Jersey that was sold out in June 2007, and a $1.1 million decrease resulting from the sale of a 180-unit rental development in Meriden, Connecticut, in the first quarter of 2007.
The decrease in gross profit for Other was the result of a decreased margin expected for the condominium conversion in Houston, Texas.
Active Projects and Development Pipeline. As presented in the following table, as of March 31, 2008, our sales backlog was $74.4 million from our 14 for-sale communities under active development, including both consolidated and unconsolidated projects.

	High- and	Townhome and
	Mid-rise	Traditional New	Condominium
	Developments	Developments	Conversions	Total
Current expected average gross profit margin (1)	6.1%	4.8%	2.7%	4.8%
Number of remaining units	163	544	539	1,246
Backlog: (2)
Number of units	66	67	50	183
Aggregate contract prices	$42,165	$25,190	$7,091	$74,446
Average price per unit	$639	$376	$142	$407
Unsold homes under active development:
Number of units	97	477	489	1,063
Estimated remaining sell-out of unsold units (3)	$72,877	$201,398	$76,672	$350,947
Total estimated remaining sell-out (4)	$115,042	$226,588	$83,763	$425,393

Estimated debt on completion (5)	$53,347		$32,637
Ratio of fully funded debt to total estimated remaining sell-out	46.4%		39.0%

(1)	Expected gross profit margins reflect estimates of all project costs, including development salaries, marketing, selling and other costs.

(2)	Represents units sold but not yet closed.

(3)	Values in estimated remaining sell-out include other income of $3.7 million for sales other than the offering prices of homes such as marinas, parking, upgrades and commercial units.

(4)	Our weighted average profits interest is 73.5%.

(5)	Estimated debt on completion is equal to the total financing commitments, including amounts outstanding at March 31, 2008.

The following table presents the changes in the aggregate contract values in our sales backlog by product-type and aggregate units from December 31, 2007, to March 31, 2008:

	High- and	Townhome and
	Mid-rise	Traditional New	Condominium		Total
	Developments	Developments	Conversions	Total	Units
Backlog as of December 31, 2007	$29,397	$27,013	$13,754	$70,164	201
Net new orders	28,972	490	16,008	45,470	168
Closings	(16,204)	(1,040)	(22,683)	(39,927)	(186)
Adjustments to prices	—	(1,273)	12	(1,261)	—

Backlog as of March 31, 2008	$42,165	$25,190	$7,091	$74,446	183

Net new orders include gross new orders for 223 units with an aggregate contract value of $54.8 million and contract cancellations for 55 units with an aggregate contract value of $9.3 million.
The following table presents our default rate by product type, which we compute as the number of firm contracts canceled in the period divided by new orders in the period. We believe the increases in the default rate related primarily to adverse market conditions in the mortgage lending industry.

				For the Year
	For the Three Months Ended			Ended
	March 31,			December 31,
	2008		2007	2007
High- and mid-rise developments	13.0%		13.2%	44.3%
Townhome and traditional new developments	100.0%	(1)	10.1%	60.0%
Condominium conversions	15.5%		24.6%	13.5%

All active development projects	15.7%		20.2%	19.1%

(1)	The default rate is based on two net new orders for the period ended March 31, 2008, for our two active townhome projects.
The following table presents total estimated remaining sell-out, debt, the ratio of debt to total estimated remaining sell-out, and backlog as of March 31, 2008, for our completed condominium inventory:

	March 31, 2008
			Debt/Total
	Total Estimated		Estimated
	Remaining		Remaining
Projects	Sell-out	Debt	Sell-out	Backlog
Cobblestone at Eagle Harbor	$19,984	$9,541	48%	$426
Cordoba Beach Park	—	—	—	303
Las Olas River House	24,143	13,040	54%	3,140
Lofts on Post Oak	227	—	—	771
Mirabella	11,796	4,711	40%	1,434
Oxford Place	3,950	—	—	2,778
The Tradition at Palm Aire	37,141	18,281	49%	—
Twelve Oaks at Fenwick Plantation (1)	3,574	—	—	1,379

	$100,815	$45,573	45%	$10,231

(1)	We pledged this property as collateral under the line of credit with a lender that, as of March 31, 2008, had a balance of $9.6 million.

The following table presents information about remaining costs and available financing for our active for-sale communities:

	High- and	Townhome and
	Mid-rise	Traditional New	Condominium
	Developments	Developments	Conversions	Total
Projects with revolving construction facilities currently in place:
Costs to complete (1)	$—	$78,738	$—	$78,738
Available financing (2)	$—	$78,738	$—	$78,738

Other projects with financing currently in place:
Costs to complete (1)	$—	$—	$2,182	$2,182
Available financing	$—	$—	$104	$104

Projects without construction financing currently in place:
Costs to complete (1)	$4,575	$—	$—	$4,575
Anticipated financing	$1,652	$—	$—	$1,652

(1)	Costs to complete represent estimated construction costs to complete all homes planned for the project. In addition to these costs, we anticipate incurring marketing, advertising, selling commissions and closing costs, and interest. Costs to complete for condominium conversions represent unit upgrades that we will incur upon sale of the units.

(2)	We expect borrowings under revolving construction facilities to fund costs to complete.
In addition to the active for-sale communities described above, we have active rental communities with 1,752 units under development. We also have 2,265 units in 12 communities in our development pipeline. Our development pipeline includes projects either owned or for which we have site control and for which we may not have obtained zoning and other governmental approvals and final determination of economic feasibility. We anticipate these projects will be completed and sold over the next six years.
The following tables present the changes in the number of units in our active projects and development pipeline between December 31, 2007, and March 31, 2008:

	Changes in Units in Active Projects and Development Pipeline
	December 31, 2007, through March 31, 2008
		Mixed-use	Townhome
	High- and	Residential and	and Traditional
	Mid-rise	Commercial	New	Condominium	Rental
	Developments	Developments	Developments	Conversions	Developments	Total
Active projects as of December 31, 2007	192	—	546	694	1,969	3,401
Closings	(29)	—	(2)	(155)	(217)	(403)

Active projects as of March 31, 2008	163	—	544	539	1,752	2,998

Development pipeline as of December 31, 2007	574	200	72	—	1,552	2,398
Discontinued projects	—	—	—	—	(133)	(133)

Development pipeline as of March 31, 2008	574	200	72	—	1,419	2,265

The following table presents the number of units in our active projects and development pipeline by geographic region as of March 31, 2008. As in the regional discussion above, Northeast includes the states of Connecticut, New Jersey, and New York, and Southeast includes the states of Florida, South Carolina, Tennessee, and Texas.

	Units in Active Projects and
	Development Pipeline at March 31, 2008
	Northeast	Southeast	Total
High- and mid-rise developments	720	17	737
Mixed-use residential and commercial developments (1)	200	—	200
Rental communities in lease-up or under development	1,655	1,516	3,171
Townhome and traditional new developments	193	423	616
Condominium conversions	—	539	539

Total	2,768	2,495	5,263

(1)	These projects include commercial space with 130,000 square feet.
We have an aggregate weighted-average interest in these active projects and development pipeline of 74.3%.
Investment Division
As we stated previously, results for our segments do not distinguish between revenues of consolidated and unconsolidated properties. Therefore, rental revenue and net operating income (rental revenue less property operating expenses) in the following discussion include both consolidated and unconsolidated rental communities. Rental revenue and net operating income in the following discussion also include operating results of properties sold or held for sale and reported in discontinued operations in our consolidated operating results. You should read the following discussion together with the operating statements and summary of net operating income in NOTE 8. “SEGMENT REPORTING” in the Notes to Consolidated Financial Statements. Net operating income is a supplemental non-GAAP financial measure. We present a reconciliation of net operating income to net income (loss) for Investment in the operating statements in NOTE 8.
The Investment Division reported net operating income of $9.8 million and $13.8 million in the three months ended March 31, 2008 and 2007, respectively. Net operating income, as a percentage of rental revenue, was 49.4% and 51.8% for the three months ended March 31, 2008 and 2007, respectively. The decrease is primarily due to properties sold in 2007 and 2008.
The following table presents net operating income for our 35 same store stabilized apartment communities with 7,228 units owned for the presented periods:

	For the Three Months Ended
	March 31,
	2008	2007
Same store stabilized apartment communities:
Rental revenue	$17,162	$17,190
Property operating expenses	(8,140)	(7,781)

Net operating income	$9,022	$9,409

Net operating income as a percentage of rental revenue	52.6%	54.7%
Average monthly rental revenue per unit	$791	$793
Net operating income for our 35 same store stabilized apartment communities decreased $387,000, or 4.1%, for the three months ended March 31, 2008, compared to the corresponding period in 2007. This decrease was mostly due to a 4.6% increase in property operating expenses.

We sold three properties for a $12.8 million gain on sale of real estate for the three months ended March 31, 2008, which is included in discontinued operations. We sold two parcels of land adjacent to one of our apartment communities for a $398,000 gain on sale of real estate of for the corresponding period in 2007.
Interest expense decreased by $4.9 million, or 33.2%, for the three months ended March 31, 2008, compared to the corresponding period in 2007. Properties sold in 2007 and 2008 accounted for a decrease of $5.6 million. The 35 same store stabilized apartment communities contributed a $307,000 decrease due to a principal reduction on a loan, in connection with a property sale in 2007. Offsetting these decreases is an increase of $543,000 from properties no longer in lease up. Additionally, we decided not to convert one apartment community to condominium homes for sale that reported an increase of $448,000.
Depreciation expense was $4.2 million and $5.5 million for the three months ended March 31, 2008 and 2007, respectively. Properties sold in 2007 and 2008 accounted for a decrease of $2.1 million. A decrease of $159,000 was the result of deciding to sell one property in 2007. Partially offsetting these decreases is an increase of $1.3 million for resuming depreciation for one property we decided not to sell.
General and administrative expenses of the Investment Division were $2.4 million and $1.9 million for the three months ended March 31, 2008 and 2007, respectively. General and administrative expenses were 12% of divisional revenues for the three months ended March 31, 2008, compared to 7% of divisional revenues for the corresponding period in 2007. The increase was principally due to advisory fees related to our ongoing efforts to evaluate our strategic and financial alternatives and legal fees related to pending litigation.
Liquidity and Capital Resources
Liquidity
Historically, our principal sources of cash have been proceeds from sales of for-sale or for-rent housing, borrowings, rental operations and proceeds from the sale of rental real estate. The decline in home prices and increase in sales discounts and sales incentives experienced throughout 2007 and into 2008, as well as additional lease-up and interest costs associated with apartment properties that had been previously targeted for conversion into condominiums which we subsequently decided to operate as rental properties, negatively affected our liquidity. In addition, the deterioration in the real estate credit markets in the summer of 2007 prevented us from completing financing transactions that had been under negotiation, materially affecting our liquidity, including our ability to repay existing indebtedness as it became due and meet other current obligations, and our ability to comply with financial covenants contained in our existing debt agreements.
In response to these events, in August 2007 we implemented a program to sell non-core assets, including all of the multi-family properties that had been targeted for condominium conversion. We sold ten of these properties between September 2007 and April 2008, and one more property is currently under contract of sale. In general, these newer, high quality assets were in different stages of lease-up or renovation in connection with being repositioned as rental properties. Moreover, most of these properties had been financed with short-term, floating rate debt. Accordingly, the sale of these assets improved our liquidity by reducing negative cash flow, reducing debt, and generating sales proceeds.
As of March 31, 2008, we were not in compliance with financial covenants in certain of our existing debt agreements. Failure to comply with these covenants could constitute an event of default that allows the lenders to demand immediate repayment of all outstanding borrowings or pursue other remedies unless we can negotiate an agreement with such lenders to amend the financial covenants or refinance the debt. Our inability to comply with our financial covenants, obtain waivers of non-compliance, restructure our debt or obtain alternative financing to replace our existing debt would have a material adverse effect on the Company’s financial position, results of operations and cash flows. We have obtained waivers of compliance with financial covenants for $234.8 million of loans for which we were not in compliance with the financial covenants as of March 31, 2008, including the $125 million of subordinated unsecured notes. See discussion below under “Mortgages and Other Debt” for additional information.
We contemplate additional property sales and continued reduction in our condominium inventory and intend to seek financially strong partners to join in future developments in connection with our plan to improve liquidity. In addition, we continue to negotiate extensions of maturing debt obligations.
Our consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2008, we had $1,012.9 million in consolidated debt, and had guaranteed additional debt of one unconsolidated joint venture totaling $31.6 million. As of March 31, 2008, we had stockholders’ deficit of ($117.7 million). These factors raise substantial doubt about our ability to continue as a going concern; however, management believes that our current initiatives will continue to generate sufficient liquidity to adequately fund operations and enable us to continue as a going concern.
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
Mortgages and Other Debt
As of March 31, 2008, our total consolidated debt was $1,012.9 million, and we have guaranteed additional debt of one unconsolidated joint venture totaling $31.6 million. A $7.4 million land loan secured by a property in Norwalk, Connecticut, which matured in July 2007, and the $31.6 million of unconsolidated debt we guarantee, which matured in April 2008, are currently in default. The lender for the $7.4 million land loan has initiated judicial foreclosure proceedings, which we are defending. Accrued but unpaid interest at the contractual rate and late fees on this loan were approximately $1.3 million at March 31, 2008. The lender for the unconsolidated debt has issued a demand for repayment of the loan under the guaranty.
In addition, as of March 31, 2008, we did not meet the financial covenants in the loan agreements for $243.8 million of consolidated debt. We have obtained waivers of the financial covenants for $234.8 million of this debt.

The following table summarizes principal payments on loans due in each remaining calendar quarters of 2008 and the first quarter of 2009:

	Three Months Ending
	June 30,	September	December 31,	March 31,
	2008	30, 2008	2008	2009	Total
Consolidated debt matured or maturing during the period	$99,055	$55,889	$32,922	$65,789	$253,655
Less debt satisfied subsequent to March 31, 2008	17,019	6,294	—	—	23,313

Remaining consolidated debt maturing during the period	$82,036	$49,595	$32,922	$65,789	$230,342

Debt of unconsolidated joint ventures guaranteed by Tarragon maturing during period	$31,570	$—	$—	$—	$31,570

Debt maturing in the second quarter of 2008 includes the $7.4 million land loan described above. A $41.5 million recourse mortgage that matured in April 2008 is expected to be satisfied through the sale of the related property in the second quarter of 2008. We have offered to convey the rental apartment community securing a $4.7 million non-recourse mortgage that matured on March 1, 2008, to the lender in satisfaction of this and another mortgage and are cooperating with the lender to effect a deed in lieu of foreclosure. We intend to seek extensions or alternative financing for other loans maturing in the second, third, and fourth quarters of 2008 to the extent we do not repay these loans with proceeds from sales. There can be no assurance that we will be able to obtain extensions or alternative financing to satisfy this debt as it comes due.
Senior Convertible Notes. In January 2008, we repurchased the $5.8 million of outstanding senior convertible notes and $400,000 of accrued interest for $3.6 million.
Subordinated Unsecured Notes. On June 15, 2005, we issued $40 million of subordinated unsecured notes due June 30, 2035. The notes bear interest, payable quarterly, at 8.71% through June 30, 2010, and thereafter at a variable rate equal to LIBOR plus 4.4% per annum (7.1% at March 31, 2008). On September 12, 2005, we issued an additional $25 million of subordinated unsecured notes due October 30, 2035. These notes bear interest, payable quarterly, at 8.79% through October 30, 2010, and thereafter at a variable rate equal to LIBOR plus 4.4% per annum (7.1% at March 31, 2008). On March 1, 2006, we issued an additional $60 million of subordinated unsecured notes due April 30, 2036. These notes bear interest at 400 basis points over 30-day LIBOR, with interest payable quarterly (6.7% at March 31, 2008). As of March 31, 2008, the outstanding principal balance of our three series of subordinated unsecured notes was $125 million. The $40 million series is prepayable after June 30, 2010, at par; the $25 million series is prepayable after October 30, 2010, at par; and the $60 million series is prepayable after April 30, 2011, at par.
As of March 31, 2008, we were not in compliance with the debt service coverage ratio and net worth covenants contained in the indentures for the subordinated unsecured notes. In an effort to address these existing covenant violations, on March 27, 2008, we entered into an agreement (the “Subordination Agreement”) with the note holders pursuant to which the $36 million affiliate loans described below were subordinated to the subordinated unsecured notes. In exchange for this subordination, the subordinated unsecured note holders agreed to (1) waive compliance with the financial covenants applicable to the subordinated unsecured notes through September 30, 2009, and (2) grant a 270-day option (i.e., through December 15, 2008) to Robert P. Rothenberg, our president and chief operating officer and a member of our board of directors and affiliates of William S. Friedman, our chief executive officer and chairman of our board of directors to purchase the subordinated unsecured notes from the note holders at a discount (the “Option”). This Option has been assigned to us.

Unsecured Loans from Affiliates. At December 31, 2007, we had a $36 million unsecured term loan with affiliates of Mr. Friedman. On January 7, 2008, Mr. Friedman sold $10 million of this loan to Mr. Rothenberg. In connection with this sale, we issued replacement notes in the amounts of $26 million to affiliates of Mr. Friedman (the “Friedman Note”) and $10 million to Mr. Rothenberg (the “Rothenberg Note,” together with the Friedman Note, the “affiliate notes”). At March 31, 2008, $36 million was outstanding under the affiliate notes.
In partial consideration for entering into the Subordination Agreement and Option and agreeing to assign the Option to us, the non-management members of our board of directors unanimously approved the issuance to Mr. Rothenberg and affiliates of Mr. Friedman of five-year warrants to purchase up to 3.5 million shares of our common stock at an exercise price of $2.35, which was the closing price of our common stock on The Nasdaq Global Select Market on the date of issuance.
As additional consideration to Mr. Rothenberg and the affiliates of Mr. Friedman, we entered into amendments to the affiliate notes and related documents which (1) increased the annual rate of interest paid on the affiliate notes to 12.5% from the lower of 100 basis points over the 30-day LIBOR, (2) extended the term of the affiliate notes to the later of March 2013 and the second anniversary of the repayment in full of the subordinated unsecured notes, and (3) require mandatory prepayments, after repayment in full of the subordinated unsecured notes, out of excess cash receipts. Payments of cash interest on the affiliate notes may not exceed 5% per annum for as long as the affiliate notes remain subject to the subordination agreement, although interest on the affiliate notes is payable in kind by issuing additional notes payable at any time.
Secured Credit Facilities. As of March 31, 2008, we had $9.6 million outstanding under a line of credit secured by assets of one of our consolidated joint ventures and unsold units of one of our condominium conversion properties. Advances under the loan bear interest at prime (5.25% at March 31, 2008). Payments of interest only are due monthly, with all outstanding principal and interest due in May 2008. In February 2008, we obtained waivers of the financial covenants in this line of credit through maturity.
Ansonia, a consolidated joint venture which is 89.44% owned by Tarragon as of March 31, 2008, has a $399.4 million secured credit facility secured by first and second liens on 23 of its properties, as well as pledges of equity interests in the property owning entities. The non-recourse mortgage loans under this facility are cross-collateralized and cross-defaulted with each other and with the $17.3 million mortgage discussed below, and mature in November 2012. Interest accrues on $367.6 million of this indebtedness at a blended fixed rate of 5.95% payable monthly. The remaining $31.8 million bears interest at a blended floating rate of LIBOR plus 7.1% (9.81% as of March 31, 2008) and requires monthly payments of principal and interest computed on a 25-year amortization schedule. The properties securing these loans are subject to cash management agreements, whereby the lender collects rents and funds debt service, reserves, and property operating expenses.
We currently have a non-recourse mortgage loan of $17.3 million under a secured credit facility that matures in September 2009. The loan bears interest at a fixed rate of 6.06%, payable monthly, and is cross-collateralized and cross-defaulted with the $399.4 million secured credit facility discussed above.
Non-recourse Mortgage Debt. In addition to the non-recourse mortgages under the $399.4 million and $17.3 million secured credit facilities discussed above, as of March 31, 2008, we had an aggregate of $69.4 million of outstanding non-recourse indebtedness ($11.9 million of which we presented with liabilities related to assets held for sale at March 31, 2008), secured by 11 rental apartment communities and one commercial property. The agreements governing this mortgage debt generally do not contain restrictive covenants, and we, including our subsidiaries and joint ventures, do not guarantee this debt. These mortgage loans bear interest at various fixed rates and, as of March 31, 2008, the weighted average rate of these mortgage loans was 5.51%. One of these loans with a March 31, 2008, balance of $4.7 million matured on March 1, 2008, and we have offered to convey the property to the lender in satisfaction of the mortgage and are cooperating with the lender to effect a deed in lieu of foreclosure. A supplemental mortgage of $1.7 million secured this property will also be extinguished in connection with the deed in lieu of foreclosure.

Recourse Mortgage Debt. The following table summarizes the material terms of our recourse mortgage debt:

	Recourse	Non-Recourse			Tarragon’s
	Balance at	Balance at	Interest Rate at		Interest in
Project	March 31, 2008	March 31, 2008	March 31, 2008	Maturity Date	Profits

Bermuda Island (1)	$41,458	$—	5.25%	Apr-2008	100%
Las Olas River House	11,060	—	4.85%	Jul-2008	100%
Las Olas River House	1,980	—	7.52%	Jul-2012	100%
Northgate (2)	15,000	2,019	5.20%	Apr-2008	100%
Orlando Central Park	5,455	—	5.25%	Oct-2008	100%

	$74,953	$2,019

(1)	This property is under contract of sale.

(2)	We sold this property in April 2008 and repaid the loan with proceeds from the sale.
As of March 31, 2008, we were not in compliance with the financial covenants for two of four cross-defaulted loans for our Bermuda Island, Northgate, Orlando Central Park, and River Oaks projects (see “Land Loans” below), which had an aggregate outstanding balance totaling $71.4 million. On April 28, 2008, we sold Northgate and used the proceeds to repay the $17 million outstanding loan. Bermuda Island is under contract of sale, and the loan secured by this property is expected to be repaid from proceeds from the sale. We are in discussions with the lender to obtain an extension of this loan through the closing date of the sale. The lender has waived compliance with the financial covenants of the Orlando Central Park loan through its October 2008 maturity.
As of March 31, 2008, we were not in compliance with the leverage and net worth covenants in the $2 million mortgage secured by Las Olas River House. In March 2008, the lender agreed to waive the financial covenants through December 31, 2008.
Construction Loans. The following table summarizes the material terms of our subsidiaries’ construction loans, all of which we have guaranteed:

	Commitment	Balance at	Interest Rate at	Maturity	Tarragon’s
Project	Amount	March 31, 2008	March 31, 2008	Date	Interest in Profits

800 Madison	$74,000	$44,617	4.95%	Dec-2009	70%
Aldridge (1)	22,950	21,531	4.60%	Jan-2009	100%
One Hudson Park (2)	6,294	6,294	5.20%	Jul-2008	100%
Stonecrest	1,400	929	4.60%	Jul-2008	100%
Trio West	31,775	29,046	5.70%	Jan-2009	100%
Vintage at the Grove (1)	47,000	36,127	4.70%	Mar-2010	100%
Warwick Grove	20,000	4,309	4.90%	Sep-2008	50%

	$203,419	$142,853

(1)	This property is under contract of sale.
(2)	We repaid this loan in May 2008. However, the property still partially secures the loan for Trio West.
As of March 31, 2008, we were not in compliance with the net worth covenant contained in a $14.4 million note secured by our Aldridge and Stonecrest projects. As of March 31, 2008, our three cross-defaulted and cross-collateralized loans with these lenders, including this note, had an outstanding balance of $41.4 million, excluding $2.4 million of conditionally waived default interest. Pursuant to an existing forbearance agreement that expires on July 14, 2009, compliance with this covenant has been waived until June 30, 2009.
As of March 31, 2008, we were not in compliance with the financial covenants contained in the 800 Madison and Warwick Grove construction loans. In March 2008, the lender for the 800 Madison loan waived compliance with the financial covenants in the loan through December 31, 2008. In May 2008, we obtained a waiver of compliance from the lender as of March 31, 2008.

Condominium Conversion Loans. The following table summarizes the material terms of our subsidiaries’ outstanding condominium conversion loans, all of which we have guaranteed:

		Recourse	Non-Recourse			Tarragon’s
	Commitment	Balance at	Balance at	Interest Rate at	Maturity	Interest in
Project	Amount	March 31, 2008	March 31, 2008	March 31, 2008	Date	Profits

Cobblestone at Eagle Harbor	$9,608	$9,541	$—	5.20%	Aug-2008	100%
Mirabella	4,711	4,682	29	5.44%	Jul-2009	100%
The Tradition at Palm Aire	18,281	8,000	10,281	5.65%	Aug-2009	100%

	$32,600	$22,223	$10,310

See the table that presents the ratio of debt to total estimated remaining sell-out as of March 31, 2008, for our subsidiaries’ completed condominium conversion properties, which is under the caption “Development Division” above.
Acquisition and Development Loans. The following table summarizes the material terms of our subsidiaries’ acquisition and development loans, all of which we have guaranteed:

					Tarragon’s
	Commitment	Balance at	Interest Rate at		Interest in
Project	Amount	March 31, 2008	March 31, 2008	Maturity Date	Profits

The Exchange (1)	$12,000	$12,000	13.00%	Dec-2008	100%
Stonecrest	5,790	4,589	4.60%	Jul-2008	100%
Trio East	3,600	3,600	5.25%	May-2008	100%
Warwick Grove	4,898	4,898	4.90%	Sep-2008	50%

	$26,288	$25,087

(1)	This property is part of the collateral securing The Green at East Hanover land loan.
As of March 31, 2008, we were not in compliance with the financial covenants contained in the Trio East and Warwick Grove loans. In February 2008, the lender for the Trio East loan waived compliance with the financial covenants in the loan through the May 30, 2008, maturity date. In May 2008, we obtained a waiver of compliance from the lender as of March 31, 2008.
Land Loans. The following table summarizes the material terms of our subsidiaries’ land loans, all of which we have guaranteed:

				Tarragon’s
	Balance at	Interest Rate at		Interest in
Project	March 31, 2008	March 31, 2008	Maturity Date	Profits

20 North Water Street	$7,410	8.00%	Jul-2007 (1)	100.0%
390 Capitol/Mariner’s Point/Merritt Stratford	5,300	13.00%	Dec-2008	100.0%
900 Monroe	3,900	5.25%	May-2008	62.5%
Block 103/104/114	9,000	5.20%	Dec-2008	55.0	%(2)
Block 106	5,000	4.70%	Jun-2008	62.5%
Block 144	1,400	4.70%	Jun-2008	62.5%
Central Square	10,338	4.80%	Jul-2008	100.0%
The Green at East Hanover	12,500	13.00%	Feb-2009	100.0%
River Oaks	7,460	5.25%	Sep-2008	100.0%

	$62,308

(1)	Upon maturity of this loan in July 2007, the interest rate increased to 18% in accordance with the terms of the note. In August 2007, North Water LLC, the lender, initiated foreclosure proceedings. We are defending the foreclosure.

(2)	Blended rate for three projects.

As of March 31, 2008, we did not meet the financial covenants for a $9 million land loan on our Block 103/104/114 developments.
As of March 31, 2008, we did not meet the financial covenant in the $3.9 million land loan secured by 900 Monroe. In February 2008, the lender waived the financial covenants through the May 30, 2008, maturity date.
Other Debt. We had other debt with an aggregate balance of $16.4 million at March 31, 2008, which includes a $14.4 million note secured by second liens on two properties and matures in December 2009.
Sources and Uses of Cash
The following table presents major sources and uses of cash for the three months ended March 31, 2008 and 2007.

	For the Three Months Ended
	March 31,
	2008	2007
Sources of cash:
Net proceeds from sales – Development Division	$33,305	$14,300
Net cash flow from rental operations	(13,349)	(11,535)
Net proceeds from the sale of real estate — Investment Division	8,457	659
Net proceeds (repayments) related to financings and other borrowings:
Development Division	3,173	6,716
Investment Division	—	305
Lines of credit	(5,232)	9,410
Senior convertible notes	(3,191)	—
Other corporate debt	(313)	(1,033)
Other:
Collections of notes and interest receivable	264	267

Total sources of cash	23,114	19,089

Uses of cash:
Purchase of real estate inventory or land for development	(158)	(6,157)
Development and renovation costs, net of borrowings	(13,566)	(1,504)
Net (advances to) repayments from partnerships and joint ventures for development activities	611	(4,118)

Cash used in development activities	(13,113)	(11,779)

Property capital improvements	(1,573)	(1,596)
Other:
General and administrative expenses paid	(9,710)	(4,377)
Income taxes paid	(458)	(702)
Dividends to stockholders	—	(376)
Interest paid on corporate debt	(3,276)	(3,132)
Other	(57)	(40)

Total uses of cash	(28,187)	(22,002)

Net uses of cash	$(5,073)	$(2,913)

Cash Flows
Three Months Ended March 31, 2008, Compared to Three Months Ended March 31, 2007
Operating Activities. For the three months ended March 31, 2008, our net cash provided by operating activities was $88.2 million compared to net cash used in operating activities of $33,000 for the three months ended March 31, 2007.
This increase in cash provided by operating activities is primarily related to an increase in proceeds from home sales, including distributions from earnings of unconsolidated joint ventures, and a reduction in real estate inventory. We executed net new orders for 168 units for all product-types in the three months ended March 31, 2008, compared to 283 units in the corresponding period in 2007. We closed sales of 403 units in three months ended March 31, 2008, compared to 533 units in corresponding period in 2007. The number of units in our active projects was 2,998 at March 31, 2008, compared to 3,401 at December 31, 2007.
We expect to continue to generate net cash from operations in the near term as we focus on completing our active and pipeline development projects because we anticipate few new projects will be undertaken in 2008.
Investing Activities. For the three months ended March 31, 2008, our net cash provided by investing activities was $7.4 million compared to net cash used in investing activities of $5 million for the corresponding period in 2007. Contributions to unconsolidated partnerships and joint ventures were $3.9 million lower during the three months ended March 31, 2008, than in the corresponding period in 2007 due to a decrease in development activity. We received distributions of capital from unconsolidated partnerships and joint ventures of $780,000 in the three months ended March 31, 2008; no distributions of capital were received in the corresponding period in 2007.
During the three months ended March 31, 2008, we sold two apartment communities and one commercial property generating net proceeds of $8.5 million. Net proceeds from the sale of real estate in the corresponding period in 2007 were $659,000 from the sale of two outparcels adjacent to one of our apartment communities in Murfreesboro, Tennessee. Because of the large number of sales of real estate since the beginning of 2007 and the plan to contribute 31 rental properties to the proposed joint venture with Northland, we expect proceeds from the sale of real estate to decline in the future.
Financing Activities. For the three months ended March 31, 2008, our net cash used in financing activities increased to $100.7 million, compared to net cash provided by financing activities of $2.2 million for the corresponding period in 2007. This increase was primarily due to debt payments from real estate sales, homes sales, and restructuring. During the three months ended March 31, 2008, we had no borrowings or repayments under the loan from affiliates of William S. Friedman, our Chairman and CEO, or Robert Rothenberg, our President and COO. During the corresponding period in 2007, we borrowed $19.8 million and repaid $9.3 million under our then line of credit with affiliates. There will be no further borrowings made under this loan. We expect other borrowings will continue to be an important source of cash in the future.
We received net construction loan advances of $10.9 million for development costs and made payments on construction loans of $1 million from proceeds of home sales of our high- and mid-rise development projects during three months ended March 31, 2008. We received net construction loan advances of $6 million for development costs and repaid a $76.2 million construction loan upon the sale of one of our rental developments during the first quarter of 2008. We made payments on condominium conversion loans of $3.9 million during the first quarter of 2008. We received net construction loan advances of $19.7 million for development costs and repaid $13.4 million of construction loans from proceeds of home sales of our high- and mid-rise developments during the first quarter of 2007. We made payments of $23.7 million of condominium conversion loans during the first quarter of 2007. During the three months ended March 31, 2008 and 2007, we used proceeds from home sales to reduce debt by $103.1 million and $65.6 million, respectively.
No stock repurchases were made during the three months ended March 31, 2008 or the year ended December 31, 2007, other than 79,862 shares surrendered by employees to satisfy tax withholding obligations resulting from the vesting of restricted stock and a stock option exercise. Under the existing common stock repurchase plan, we have authority to repurchase an additional 72,288 shares of common stock. We do not expect to repurchase any additional shares in the foreseeable future.
Contractual Commitments
The following table summarizes information regarding contractual commitments.

	Nine Months
	Ending
	December	2009	2011
	31, 2008	and 2010	and 2012	Thereafter	Other	Total
Scheduled principal payments on debt:
Loans with extension options (1)	$5,455	$73,742	$226	$7,856	$—	$87,279
Loans expected to be repaid upon sale of the related property (2)	58,625	428	474	6,230	—	65,757
Completed condominium inventory (5)	20,625	23,062	1,886	—	—	45,573
Remaining loans
Mortgages and note payable (7)	103,161	113,103	401,807	35,176	—	653,247
Subordinated unsecured notes	—	—	—	125,000	—	125,000
Affiliate notes	—	—	—	36,032	—	36,032

	187,866	210,335	404,393	210,294	—	1,012,888

Scheduled interest payments on debt (4)	44,165	93,165	82,374	692,832	—	912,536
Unrecognized tax benefits (6)	—	—	—	—	5,233	5,233
Operating leases	1,394	3,200	2,261	6,614	—	13,469
Firm contracts to purchase real estate for development activities	21,000	44,300	—	—	—	65,300

	66,559	140,665	84,635	699,446	5,233	996,538

Guaranteed debt of unconsolidated partnerships and joint ventures:
Loans for which we are currently negotiating extensions (3)	31,570	—	—	—	—	31,570

	31,570	—	—	—	—	31,570

	$285,995	$351,000	$489,028	$909,740	$5,233	$2,040,996

(1)	We have the option to extend $73.6 million maturing in 2009 and 2010 for six months.

(2)	Debt repayments totaling $17 million, have been made as of May 12, 2008. Scheduled principal payments in 2008 include $41.5 million of recourse mortgage debt that matured on April 1, 2008, and is expected to be satisfied through the sale of the related property in the second quarter of 2008.

(3)	See discussion below under the caption “Off-Balance Sheet Arrangements.”

(4)	We computed interest based upon the outstanding balances as of March 31, 2008, and for all future periods until the loans mature even though we may repay these loans before the maturity date. For loans with variable rates, we calculated interest based on the interest rate in effect at March 31, 2008.

(5)	See table that presents total estimated remaining sell-out debt, the ratio of debt to total estimated remaining sell-out, and backlog as of March 31, 2008, in the “Development Division” discussion above.

(6)	The tax authorities have not examined the tax years related to the unrecognized tax benefits; therefore, we cannot determine timing of cash outflows related to these unrecognized tax benefits including $1.8 million of accrued interest and $2.2 million of accrued penalties.

(7)	Scheduled principal payments in 2008 include a $7.4 million land loan that is in default as of March 31, 2008.

We intend to seek to extend or repay these loans primarily through refinancings and sales. We can make no assurances that we can arrange new financing as may be needed to repay maturing loans.
Firm contracts to purchase real estate for development activities include contracts to purchase two tracts of land for development of condominiums in New Jersey, one in Ridgefield for $16 million, which is expected to close no earlier than December 2008, and the other in Hoboken for $44.3 million, which is expected to close in the fourth quarter of 2008. In addition, we have a contract to purchase land for development of a rental property in Tennessee for $5 million, expected to close in July 2008. We anticipate financing these purchases with debt. In addition, we may consider forming joint ventures with other parties who may provide a portion of the capital requirement.
Off-Balance Sheet Arrangements
We often undertake homebuilding projects in partnership with third parties when our partner has either site control or a particular expertise in the proposed project, or both. In addition, we intend to seek financially strong partners to join in future developments. We sometimes guarantee loans made to our joint ventures.
Tarragon and its partner jointly and severally guarantee repayment of a construction loan of Orchid Grove, L.L.C., which matured on April 5, 2008. The commitment amount of this loan is $52.4 million, and the outstanding balance as of March 31, 2008, was $31.6 million. The joint venture stopped making interest payments in February 2008. Effective March 26, 2008, the lender issued a default notice to the joint venture for failure to make scheduled February and March interest payments and related late fees. On April 16, 2008, we received a demand for payment of the loan under the guaranty from the lender. The outstanding balance of the loan, including accrued interest and late fees, was $32.1 million as of the date the lender issued the demand for payment. On April 29, 2008, we paid January interest in the amount of $184,000 on behalf of the joint venture. We are in discussions with the lender to restructure the loan and extend its term. There can be no assurance that we will be successful in this regard. However, we believe the value of the property that secures the loan should be sufficient to satisfy the obligation.
Recently Adopted Accounting Pronouncements
See NOTE 13. “FAIR VALUE MEASUREMENT AND DISCLOSURES,” regarding our adoption of SFAS No. 157, “Fair Value Measurements,” and SFAS No. 159, “Fair Value Option” as of January 1, 2008.
See NOTE 2. “SIGNIFICANT ACCOUNTING POLICIES,” for discussions regarding our adoption of EITF Issue No. 06-8, “Applicability of a Buyer’s Continuing Investment Under FASB Statement No. 66 for Sales of Condominiums,” and EITF Issue No. 07-6, “Accounting for the Sale of Real Estate Subject to the Requirements of SFAS No. 66 When the Agreement Includes a Buy-Sell Clause,” as of January 1, 2008.
Critical Accounting Policies and Estimates
Accounting estimates are an integral part of the preparation of our consolidated financial statements and our financial reporting process and are based on our current judgments. Certain accounting estimates are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting these estimates may differ from our current judgments. We do not believe our critical accounting policies and estimates changed significantly during the three months ended March 31, 2008. Please refer to our disclosure of critical accounting policies and estimates beginning on Page 76 of our Annual Report on Form 10-K for the year ended December 31, 2007.

Recently Issued Accounting Pronouncements and Accounting Pronouncements Not Yet Adopted
Please refer to NOTE 14. “RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AND ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED” under Item 1 of Part I of this report for our disclosure of this information.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in interest rates that may adversely affect our financial position, results of operations, and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage this exposure through our regular operating and financing activities. There have been no material changes to our market risk since December 31, 2007. For additional information, see ITEM 7A. “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” on page 81 of our Annual Report on Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures to ensure the information required to be disclosed by the Company, including its consolidated entities, in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed in the reports it files or submits under the Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of March 31, 2008. This conclusion is based on the matters described below.
We identified a material weakness in our internal control over financial reporting as of December 31, 2007, which we previously described in Item 9A, Management’s Report on Internal Control over Financial Reporting in our Annual Report on Form 10-K for the year ended December 31, 2007. The material weakness, which also existed at December 31, 2006, identified was that we had insufficient accounting resources to support our financial reporting requirements.
In addition, in the first quarter we identified and our audit committee was advised that effective controls were not maintained to ensure (i) timely recording of required period-end adjustments, (ii) accumulation and review of all required supporting information to ensure the completeness and accuracy of the consolidated financial statements and disclosures, and (iii) timeliness of the financial close and reporting process. Management has determined that this control deficiency constitutes a material weakness as of March 31, 2008.
These material weaknesses could result in misstatements of any of the Company’s consolidated financial statement accounts and disclosures and could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
Management believes that the Company’s consolidated financial statements as of and for the three months ended March 31, 2008, fairly present, in all material respects, its financial condition and results of operations.
Change in Internal Control Over Financial Reporting
During the quarter ended March 31, 2008, no additional changes were made to our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
Remediation Plans
We have taken steps to address the material weaknesses described above, such as expanding our financial reporting staff by adding two new positions, including one responsible for complex accounting and financial reporting requirements. However, the integration and effective deployment of these resources was not fully achieved as of March 31, 2008.
Management continues to assess additional measures that may be necessary to address these material weaknesses, such as hiring additional experienced financial and accounting staff. In this regard, we have identified third-party consultants with specialized accounting and financial reporting experience with whom we may consult on complex accounting issues. We also intend to continue to consider the accounting and financial reporting effects of anticipated changes in the nature and scope of our business that may result from steps we have taken to address our liquidity issues and other transactions, including sales of assets and joint ventures. In addition, we continue to evaluate our systems and processes to identify opportunities to enhance the efficiency and effectiveness of the utilization of our systems and resources.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company and three of its officers (William S. Friedman, Chairman of the Board of Directors and Chief Executive Officer; Robert P. Rothenberg, President and Chief Operating Officer; Erin D. Pickens, Executive Vice President and Chief Financial Officer) have been named as defendants in a consolidated securities class action suit filed in the United States District Court for the Southern District of New York on behalf of persons who purchased the Company’s common stock between January 5, 2005 and August 9, 2007: In re Tarragon Corporation Securities Litigation, Civil Action No. 07-7972, originally filed on September 11, 2007. The plaintiffs allege generally that the Company issued materially false and misleading statements regarding the Company’s business and financial results during the class period, resulting in violations of the federal securities laws, and seek unspecified damages, attorneys’ fees and costs. The Company believes that these claims are without merit and intends to defend the case vigorously.
The Company was also named as a nominal defendant, and the members of the Board of Directors of the Company and Ms. Pickens were named as defendants, in another suit filed as a shareholder derivative action: Gottdiener, v. Friedman, et al., Civil Action No. 07-9436, which was filed on October 22, 2007 in the United States District Court for the Southern District of New York. The plaintiffs voluntarily dismissed this case on March 13, 2008.
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors as previously disclosed in our Form 10-K for the fiscal year ended December 31, 2007 in response to Item 1A. of Part 1 to our Form 10-K.
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
Through March 31, 2008, we had repurchased 2,427,712 shares of our common stock and had 72,288 shares remaining that could be repurchased pursuant to this repurchase program. There were no shares repurchased under this program during the three months ended March 31, 2008. We do not expect to repurchase any additional shares for the foreseeable future.

			(c) Total Number	(d) Maximum Number
			of Shares Purchased	of Shares that
	(a) Total Number	(b) Average	as Part of	May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under
Period	Purchased (1)	per Share	Plan or Program	the Plan
January 1 through January 31	26,915	$1.22	—	—
February 1 through February 29	—	—	—	—
March 1 through March 31	—	—	—	72,288

(1)	Acquired by the Company in exchange for payment of U.S. tax obligations for certain participants in the Company’s Omnibus Plan that elected to surrender a portion of their shares in conjunction with vesting of restricted stock awards.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
As of May 12, 2008, accrued but unpaid cumulative preferred stock dividends on Tarragon 10% cumulative preferred stock were $1.2 million.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our Annual Meeting of Stockholders was held on May 1, 2008, at which proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There were three items submitted to the vote of our stockholders, (i) the election of then directors, (ii) the ratification of the selection of our independent public accounting firm, and (iii) the approval of Tarragon Corporation’s 2008 Omnibus Plan.
There was no solicitation in opposition to management’s nominees for director listed in the proxy statement, and all of such nominees were elected. With respect to each nominee for election as a director, the following table sets for the number of votes cast FOR or WITHHELD:

	Votes	Votes
Director Nominee	FOR	WITHHELD
William S. Friedman	26,873,490	503,458
Lance Liebman	25,025,303	2,351,645
Robert P. Rothenberg	26,881,121	495,827
Lawrence G. Schafran	24,613,542	2,763,406
Martha Stark	26,735,789	641,159
Raymond V. J. Schrag	24,885,999	2,490,949
Carl B. Weisbrod	25,023,023	2,353,925
The ratification of the selection of Grant Thornton LLP as our independent public accounting firm for the fiscal year ending December 31, 2007 was voted upon at the Annual Meeting. The proposal received 26,862,319 votes cast FOR, 478,243 votes cast AGAINST (or WITHHELD), no broker non-votes, and 36,385 abstentions.
The approval of Tarragon Corporation’s 2008 Omnibus Plan was voted upon at the Annual Meeting. The proposal received 10,736,838 votes cast FOR, 3,036,291 votes cast AGAINST (or WITHHELD), and 46,859 abstentions.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
(a) Exhibits:
3.1	Articles of Incorporation of Tarragon Realty Investors, Inc. (incorporated by reference to Appendix C to the Proxy Statement/Prospectus filed as part of Registration Statement No. 333-25739 on Form S-4, filed April 24, 1997).

3.2	Certificate of Amendment to the Articles of Incorporation of Tarragon Corporation as filed with and approved by the Secretary of State of Nevada on June 17, 2004 (incorporated by reference to Exhibit 3.10 to Form 8-K filed June 23, 2004).

3.3	Certificate of Designation of Preferences and Relative Participating or Optional or Other Special Rights and Qualification, Limitations or Restrictions thereof of 10% Cumulative Preferred Stock of Tarragon Realty Investors, Inc., as filed with and approved by the Secretary of State of Nevada on May 1, 2000 (incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-31424 on Form S-4, filed March 1, 2000).

3.4	Bylaws of Tarragon Realty Investors, Inc. (incorporated by reference to Appendix D to the Proxy Statement/Prospectus filed as part of Registration Statement No. 333-25739 on Form S-4, filed April 24, 1997).

4.1	Indenture Agreement dated September 16, 2004, between Tarragon Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarterly period ended September 30, 2004).

10.1	Letter Agreement, dated January 7, 2008, an amendment to November 7, 2007 Letter Agreement, among Beachwold Partners, L.P. and Robert Rothenberg, as Lenders, and the Company, as Borrower (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 8, 2008).

10.2	Promissory Note, dated January 7, 2008, in the original principal amount of $26,032,861.12, payable to Beachwold Partners, L.P. (incorporated by reference to Exhibit 10.2 to Form 8-K filed January 8, 2008).

10.3	Promissory Note, dated January 7, 2008, in the original principal amount of $10,000,000, payable to Robert Rothenberg (incorporated by reference to Exhibit 10.3 to Form 8-K filed January 8, 2008).

10.4	Settlement Agreement, dated January 24, 2008, between PNC Equity Securities, LLC, as Holder, and the Company, as Issuer (incorporated by reference to Exhibit 10.28 to Form 10-K filed March 28, 2008).

10.5	Form of Employment Agreement, dated as of February 12, 2008, between the Company and each of the Named Executive Officers (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 14, 2008).

10.6	Letter Agreement, dated March 27, 2008, an amendment to January 7, 2008 Letter Agreement, among Beachwold Partners, L.P. and Robert Rothenberg, as Lenders, and the Company, as Borrower (incorporated by reference to Exhibit 10.5 to Form 8-K filed April 2, 2008).

10.7	Amended and Restated Promissory Note, dated March 27, 2008, an amendment to the January 7, 2008 Promissory Note, in the original principal amount of $26,032,861.12, payable to Beachwold Partners, L.P. (incorporated by reference to Exhibit 10.6 to Form 8-K filed April 2, 2008).

10.8	Amended and Restated Promissory Note, dated March 27, 2008, an amendment to the January 7, 2008 Promissory Note, in the original principal amount of $10,000,000, payable to Robert Rothenberg (incorporated by reference to Exhibit 10.7 to Form 8-K filed April 2, 2008).

10.9	Warrant to Purchase Shares of Common Stock, dated March 27, 2008, between Beachwold Partners, L.P., as Holder, and the Company (incorporated by reference to Exhibit 10.3 to Form 8-K filed April 2, 2008).

10.10	Warrant to Purchase Shares of Common Stock, dated March 27, 2008, between Robert Rothenberg, as Holder, and the Company (incorporated by reference to Exhibit 10.4 to Form 8-K filed April 2, 2008).

10.11	Agreement, dated March 27, 2008, among Taberna Capital Management, LLC, as Senior Lender, the holders of the Securities, as defined, Beachwold Partners, L.P. and Robert Rothenberg, as Junior Lenders, and the Company, as Borrower (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 2, 2008).

10.12	Option Agreement, dated March 27, 2008, among Taberna Capital Management, LLC, as Senior Lender, Beachwold Partners, L.P. and Robert Rothenberg, as Junior Lenders, and the Company, as Borrower (incorporated by reference to Exhibit 10.2 to Form 8-K filed April 2, 2008).

10.13*	Agreement to Contribute, dated March 31, 2008, among Northland Members, as defined, and Company Members, as defined.

31.1*	Rule 13a-14(a) certification by William S. Friedman, chief executive officer.

31.2*	Rule 13a-14(a) certification by Erin D. Pickens, executive vice president and chief financial officer.

32.1*	Section 1350 certifications by William S. Friedman, chief executive officer, and Erin D. Pickens, executive vice president and chief financial officer.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARRAGON CORPORATION

Date: May 27, 2008	By:	/s/ William S. Friedman

William S. Friedman
Chief Executive Officer, Director, and
Chairman of the Board of Directors

Date: May 27, 2008	By:	/s/ Erin D. Pickens

Erin D. Pickens
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: May 27, 2008	By:	/s/ Stephanie D. Buffington

Stephanie D. Buffington
Director of Financial Reporting
(Principal Accounting Officer)

TARRAGON CORPORATION
INDEX TO EXHIBITS

EXHIBIT 3.1	Articles of Incorporation of Tarragon Realty Investors, Inc. (incorporated by reference to Appendix C to the Proxy Statement/Prospectus filed as part of Registration Statement No. 333-25739 on Form S-4, filed April 24, 1997).

EXHIBIT 3.2	Certificate of Amendment to the Articles of Incorporation of Tarragon Corporation as filed with and approved by the Secretary of State of Nevada on June 17, 2004 (incorporated by reference to Exhibit 3.10 to Form 8-K filed June 23, 2004).

EXHIBIT 3.3	Certificate of Designation of Preferences and Relative Participating or Optional or Other Special Rights and Qualification, Limitations or Restrictions thereof of 10% Cumulative Preferred Stock of Tarragon Realty Investors, Inc., as filed with and approved by the Secretary of State of Nevada on May 1, 2000 (incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-31424 on Form S-4, filed March 1, 2000).

EXHIBIT 3.4	Bylaws of Tarragon Realty Investors, Inc. (incorporated by reference to Appendix D to the Proxy Statement/Prospectus filed as part of Registration Statement No. 333-25739 on Form S-4, filed April 24, 1997).

EXHIBIT 4.1	Indenture Agreement dated September 16, 2004, between Tarragon Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarterly period ended September 30, 2004).

EXHIBIT 10.1	Letter Agreement, dated January 7, 2008, an amendment to November 7, 2007 Letter Agreement, among Beachwold Partners, L.P. and Robert Rothenberg, as Lenders, and the Company, as Borrower (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 8, 2008).

EXHIBIT 10.2	Promissory Note, dated January 7, 2008, in the original principal amount of $26,032,861.12, payable to Beachwold Partners, L.P. (incorporated by reference to Exhibit 10.2 to Form 8-K filed January 8, 2008).

EXHIBIT 10.3	Promissory Note, dated January 7, 2008, in the original principal amount of $10,000,000, payable to Robert Rothenberg (incorporated by reference to Exhibit 10.3 to Form 8-K filed January 8, 2008).

EXHIBIT 10.4	Settlement Agreement, dated January 24, 2008, between PNC Equity Securities, LLC, as Holder, and the Company, as Issuer (incorporated by reference to Exhibit 10.28 to Form 10-K filed March 28, 2008).

EXHIBIT 10.5	Form of Employment Agreement, dated as of February 12, 2008, between the Company and each of the Named Executive Officers (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 14, 2008).

EXHIBIT 10.6	Letter Agreement, dated March 27, 2008, an amendment to January 7, 2008 Letter Agreement, among Beachwold Partners, L.P. and Robert Rothenberg, as Lenders, and the Company, as Borrower (incorporated by reference to Exhibit 10.5 to Form 8-K filed April 2, 2008).

EXHIBIT 10.7	Amended and Restated Promissory Note, dated March 27, 2008, an amendment to the January 7, 2008 Promissory Note, in the original principal amount of $26,032,861.12, payable to Beachwold Partners, L.P. (incorporated by reference to Exhibit 10.6 to Form 8-K filed April 2, 2008).

EXHIBIT 10.8	Amended and Restated Promissory Note, dated March 27, 2008, an amendment to the January 7, 2008 Promissory Note, in the original principal amount of $10,000,000, payable to Robert Rothenberg (incorporated by reference to Exhibit 10.7 to Form 8-K filed April 2, 2008).

EXHIBIT 10.9	Warrant to Purchase Shares of Common Stock, dated March 27, 2008, between Beachwold Partners, L.P., as Holder, and the Company (incorporated by reference to Exhibit 10.3 to Form 8-K filed April 2, 2008).

EXHIBIT 10.10	Warrant to Purchase Shares of Common Stock, dated March 27, 2008, between Robert Rothenberg, as Holder, and the Company (incorporated by reference to Exhibit 10.4 to Form 8-K filed April 2, 2008).

EXHIBIT 10.11	Agreement, dated March 27, 2008, among Taberna Capital Management, LLC, as Senior Lender, the holders of the Securities, as defined, Beachwold Partners, L.P. and Robert Rothenberg, as Junior Lenders, and the Company, as Borrower (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 2, 2008).

EXHIBIT 10.12	Option Agreement, dated March 27, 2008, among Taberna Capital Management, LLC, as Senior Lender, Beachwold Partners, L.P. and Robert Rothenberg, as Junior Lenders, and the Company, as Borrower (incorporated by reference to Exhibit 10.2 to Form 8-K filed April 2, 2008).

EXHIBIT 10.13*	Agreement to Contribute, dated March 31, 2008, among Northland Members, as defined, and Company Members, as defined.

EXHIBIT 31.1*	Rule 13a-14(a) certification by William S. Friedman, chief executive officer.

EXHIBIT 31.2*	Rule 13a-14(a) certification by Erin D. Pickens, executive vice president and chief financial officer.

EXHIBIT 32.1*	Section 1350 certifications by William S. Friedman, chief executive officer, and Erin D. Pickens, executive vice president and chief financial officer.

*	Filed herewith