Form 10-Q
period 2008-06-30
TARRAGON CORP
filed 2008-08-11
CIK 1038217

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
☒Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)
☐Yes  ☒No

Common Stock, $.01 par value	28,987,734
(Class)	(Outstanding at August 4, 2008)

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

The risks, uncertainties, and assumptions that are involved in our forward-looking statements include:

•	our ability to continue as a going concern and raise additional funds to fund operations and implement our business plan;

•	our ability to generate sufficient cash flow to meet our debt service and other obligations;

•	our ability to complete our planned sales of assets and reduction of condominium inventory to generate cash proceeds and reduce debt;

•
our substantial indebtedness and high leverage ratio, which have adversely affected our financial health and our ability to fulfill our debt service obligations or otherwise comply with the financial and other covenants in the related debt instruments;

•
our ability to meet covenants, or remedy, modify, or obtain waivers of existing and future non-compliance, under our existing credit facilities and other agreements evidencing our outstanding indebtedness;

•	the extent of adverse effects of fluctuations in real estate values on the book value of our real estate assets;

•	continued and prolonged deterioration in the homebuilding industry causing increases in competition for, and decrease in demand by, homebuyers;

•	the pricing and availability of construction and mortgage financing;

•	our ability to continue to satisfy the listing requirements of The Nasdaq Global Select Market;

•	construction delays or cost overruns, either of which may increase project development costs;

•	our ability to obtain zoning, occupancy, and other required governmental permits and authorizations;

•	opposition from local community or political groups with respect to development or construction at a particular site;

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

These factors are representative of the risks, uncertainties, and assumptions that could cause actual outcomes and results to differ materially from what is expressed or forecast in our forward-looking statements. In addition, these statements could be affected by local, national, and world economic conditions and political events, including global economic slowdowns and fluctuations in interest and currency exchange rates.  For additional information regarding factors that may affect our actual financial condition and results of operations, see the information under the caption “ITEM 1A. RISK FACTORS” beginning on page 14 of our Annual Report on Form 10-K for the year ended December 31, 2007.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS
SIGNATURES
Rule 13a-14(a) Certification by William S. Friedman, CEO
Rule 13a-14(a) Certification by Erin D. Pickens, EVP and CFO
Section 1350 Certifications

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TARRAGON CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Thousands, Except Per Share Data)
	June 30, 2008	December 31, 2007
Assets:
Cash and cash equivalents	$24,058	$44,156
Restricted cash	18,540	33,122
Contracts receivable, net	1,453	5,064
Real estate inventory:
Land for development	162,367	188,681
Completed inventory and construction in progress – rentals	177,279	253,727
Residential completed inventory and construction in progress	78,011	111,346
Condominium conversions	28,551	45,474
Contract deposits	5,981	5,865
Rental real estate (net of accumulated depreciation of $108,725 in 2008 and $103,939 in 2007)	324,385	312,315
Investments in and advances to partnerships and joint ventures	9,402	11,822
Deferred tax asset	1,276	1,522
Assets held for sale	52,721	82,946
Other assets, net (including $480 due from affiliates)	34,204	38,044
	$918,228	$1,134,084
Liabilities and Stockholders’ Deficit:
Liabilities
Accounts payable and other liabilities:
Trade accounts payable	$6,136	$14,911
Other accounts payable and liabilities (including $577 in 2008 and $175 in 2007 due to affiliates)	70,985	93,617
Liabilities related to assets held for sale	63,709	96,121
Mortgages and notes payable:
Land for development	60,053	63,202
Completed inventory and construction in progress – rentals	126,745	184,311
Residential completed inventory and construction in progress	34,205	68,889
Condominium conversions	28,616	36,438
Rental real estate	479,731	472,575
Other (including $36,743 in 2008 and $36,033 in 2007 due to affiliates)	59,501	66,855
Senior convertible notes	-	5,750
Subordinated unsecured notes	125,000	125,000
	1,054,681	1,227,669
Commitments and contingencies
Minority interest	18,649	19,232
Stockholders’ deficit
Common stock, $.01 par value; authorized shares, 100,000,000; shares issued, 38,335,847 in 2008 and 38,263,508 in 2007	384	381
Special stock, $.01 par value; authorized shares, 17,500,000; no shares issued	-	-
Cumulative preferred stock, $.01 par value; authorized shares, 2,500,000; shares issued and outstanding, 1,302,085 in 2008 and 2007; liquidation preference, $15,625 in 2008 and 2007, or $12 per share	13	13
Additional paid-in capital	413,707	407,024
Accumulated deficit	(521,422)	(472,471)
Accumulated other comprehensive loss	(2,728)	(2,708)
Treasury stock, at cost (9,345,554 shares in 2008 and 2007)	(45,056)	(45,056)
	(155,102)	(112,817)
	$918,228	$1,134,084

The accompanying Notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in Thousands, Except Per Share Data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007

Revenue:
Sales	$45,276	$48,690	$191,134	$172,516
Rental and other (including $144 and $158 in the three and six months of 2008 and $209 and $248 in the three and six months of 2007 from affiliates)	19,077	21,198	37,998	41,670
	64,353	69,888	229,132	214,186
Expenses:
Cost of sales (including impairment charges of $709 and $1,701 in the three and six months of 2008 and $39,069 and $43,457 in the three and six months of 2007)	41,120	91,392	161,303	207,674
Property operations	11,874	11,089	22,399	20,785
Depreciation	3,046	3,892	7,270	7,699
Impairment charges	17,557	121,244	31,040	121,244
General and administrative
Corporate	8,905	12,253	17,451	17,787
Property	862	1,428	2,215	3,001
	83,364	241,298	241,678	378,190
Other income and expenses:
Equity in income (loss) of partnerships and joint ventures	529	(5,729)	415	(5,438)
Minority interests in income of consolidated partnerships and joint ventures	(127)	(779)	(8,293)	(1,446)
Interest income (including $0 in the three and six months of 2008 and $110 and $200 in the three and six months of 2007 from affiliates)	167	221	438	401
Interest expense (including $1,184 and $1,580 in the three and six months of 2008 and $557 and $850 in the three and six months of 2007 to affiliates)	(18,174)	(13,034)	(32,776)	(24,772)
Gain on sale of real estate	-	-	-	398
Net loss on extinguishment of debt	(34)	-	(34)	(1,422)
Net loss on debt restructuring	(45)	-	(3,534)	-
Gain on transfer of assets	2,237	-	2,237	-
Provision for litigation, settlements and other claims	(5,080)	(1,864)	(5,696)	(1,864)
Loss from continuing operations before income taxes	(39,538)	(192,595)	(59,789)	(198,147)
Income tax benefit	9	37,612	4,091	41,757
Loss from continuing operations	(39,529)	(154,983)	(55,698)	(156,390)
Discontinued operations, net of income tax (expense) benefit of ($68) and ($4,477) in the three and six months of 2008 and $16,193 and $17,172 in the three and six months of 2007
Income (loss) from operations	122	(26,880)	(506)	(29,718)
Gain on sale of real estate	-	854	8,034	854
Net loss	(39,407)	(181,009)	(48,170)	(185,254)
Dividends on cumulative preferred stock	(390)	(388)	(781)	(764)
Net loss allocable to common stockholders	$(39,797)	$(181,397)	$(48,951)	$(186,018)
Loss per common share – basic and diluted
Loss from continuing operations allocable to common stockholders	$(1.37)	$(5.40)	$(1.95)	$(5.53)
Discontinued operations	-	(.91)	.26	(1.02)
Net loss allocable to common stockholders	$(1.37)	$(6.31)	$(1.69)	$(6.55)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)
(Dollars in Thousands, Except Per Share Data)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Stock	Deficit

Balance, January 1, 2008	1,302,085	$13	28,917,954	$381	$407,024	$(472,471)	$(2,708)	$(45,056)	$(112,817)
Common stock withheld and retired for income tax withholding	-	-	(26,915)	(1)	(32)	-	-	-	(33)
Stock options exercised	-	-	2,000	-	3	-	-	-	3
Dividends on cumulative preferred stock ($0.60 per share)	-	-	-	-	-	(781)	-	-	(781)
Compensation expense for share-based payments	-	-	97,254	4	702	-	-	-	706
Excess tax benefit from non-qualified stock option exercises	-	-	-	-	83	-	-	-	83
Stock warrants issued	-	-	-	-	5,927	-	-	-	5,927
Change in value of derivative, net of tax	-	-	-	-	-	-	(20)	-	(20)
Net loss	-	-	-	-	-	(48,170)	-	-	(48,170)
Balance, June 30, 2008	1,302,085	$13	28,990,293	$384	$413,707	$(521,422)	$(2,728)	$(45,056)	$(155,102)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	For the Six Months Ended June 30,
	2008	2007
Cash Flows from Operating Activities:
Net loss	$(48,170)	$(185,254)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income taxes	246	(36,729)
Gain on sale of real estate	(12,813)	(1,760)
Net loss on debt restructuring	3,534	-
Gain on transfer of assets	(2,237)	-
Minority interests in income of consolidated partnerships and joint ventures	8,293	1,446
Depreciation and amortization of leasing costs	7,841	12,487
Amortization of deferred borrowing costs	1,528	2,226
Provision for impairment charges	32,897	203,399
Provision for uncollectible contracts receivable	-	17,893
Provision for litigation, settlements and other claims	5,696	1,989
Equity in (income) loss of partnerships and joint ventures	(415)	5,438
Distributions of earnings from partnerships and joint ventures	208	393
Compensation expense for share-based payments	660	645
Excess tax benefit from non-qualified stock option exercises	(83)	(83)
Changes in operating assets and liabilities, net of effects of non-cash investing and financing activities:
Real estate inventory	101,897	6,820
Contracts receivable	3,611	306
Restricted cash	8,304	(11,052)
Income tax receivable	(519)	(10,738)
Other assets	987	(324)
Accounts payable and other liabilities	(18,329)	(31,678)
Net cash provided by (used in) operating activities	93,136	(24,576)

Cash Flows from Investing Activities:
Cash received from the sale of real estate	10,677	6,251
Capital improvements to real estate	(2,591)	(6,055)
Distributions of capital from partnerships and joint ventures	1,670	8,952
Advances and contributions to partnerships and joint ventures	(2,131)	(9,155)
Deposits to reserves for replacements	(533)	(378)
Disbursements from reserves for replacements	488	425
Purchase of joint venture interest	-	(1,750)
Other	-	102
Net cash provided by (used in) investing activities	7,580	(1,608)

Cash Flows from Financing Activities:
Proceeds from borrowings	49,639	168,395
Principal payments on notes payable	(155,366)	(159,055)
Advances from affiliates	-	49,220
Repayments of advances from affiliates	-	(26,660)
Distributions to minority partners of consolidated partnerships and joint ventures	(8,820)	(1,500)
Deferred borrowing costs	(916)	(2,974)
Dividends to stockholders	-	(764)
Proceeds from the exercise of stock options	3	241
Change in cash overdrafts	(5,437)	(297)
Excess tax benefit from non-qualified stock option exercises	83	83
Net cash (used in) provided by financing activities	(120,814)	26,689

Net increase (decrease) in cash and cash equivalents	(20,098)	505
Cash and cash equivalents, beginning of period	44,156	23,476
Cash and cash equivalents, end of period	$24,058	$23,981

The accompanying Notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (Continued)
(Dollars in Thousands)

	For the Six Months Ended June 30,
	2008	2007

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid, net of capitalized interest	$28,368	$26,943
Income taxes paid, net	$578	$719

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Assets written off and liabilities released in connection with the disposition of real estate:
Rental real estate	$30,768	$21,522
Restricted cash	756	-
Other assets	77	1,150
Mortgages and notes payable	(34,292)	(17,934)
Accounts payable and other liabilities	(1,637)	(247)
Gain on sale	12,813	1,760
Loss on debt restructuring	(45)	-
Gain on transfer of assets	2,237	-
Cash received from the disposition of real estate	$10,677	$6,251

Effects on assets and liabilities of the consolidation of one development project in 2007:
Real estate inventory	$-	$2,077
Investments in and advances to partnerships and joint ventures	-	(2,075)
Other assets	-	2
Accounts payable and other liabilities	-	(4)
	$-	$-

Real estate inventory transferred to rental real estate	$18,038	$34,453
Cumulative effect of change in accounting principle, net of tax	$-	$(2,437)
Change in value of derivative, net of tax	$(20)	$401
Vesting of restricted stock grants	$46	$1,004
Common stock retired for income tax withholding	$33	$(580)
Common stock retired in connection with stock option exercises	$-	$(1,062)
Accrued dividends on preferred stock	$781	$380

The accompanying Notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The accompanying Consolidated Financial Statements of Tarragon Corporation, a real estate developer, owner and manager, its subsidiaries, and consolidated partnerships and joint ventures (collectively, “Tarragon”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, but, in our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of consolidated financial position, consolidated results of operations, and consolidated cash flows at the dates and for the periods presented have been included.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis, the Company reviews its estimates and assumptions. The Company's estimates were based on its historical experience and various other assumptions that the Company believes to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions.  Operating results for the six months ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  For further information, refer to the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.  Dollar amounts in tables are in thousands, except for per share amounts.

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

In response to these events, in August 2007, we implemented a program to sell non-core assets, including all of the multi-family properties that had been targeted for condominium conversion.  We sold ten of these properties between September 2007 and June 30, 2008, and are marketing one additional property for sale. In general, the properties that we sold were newer, high quality assets in different stages of lease-up or renovation in connection with being repositioned as rental properties.  Moreover, we had financed most of these properties with short-term, floating rate debt.  Accordingly, the sale of these assets improved the Company’s liquidity by reducing negative cash flow, reducing debt, and generating sales proceeds.

As discussed in NOTE 5. “NOTES PAYABLE,” as of June 30, 2008, we were not in compliance with financial covenants in certain of our existing debt agreements, including the debt service coverage ratio and net worth covenants contained in the indentures governing our subordinated unsecured notes.  In March 2008, we obtained a waiver of compliance with the financial covenants applicable to the subordinated unsecured notes through September 30, 2009, from the subordinated unsecured note holders.  See NOTE 5. “NOTES PAYABLE” for additional information.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 1.  LIQUIDITY (Continued)

On March 31, 2008, we entered into an agreement to form two joint ventures with Northland Investment Corporation ("Northland"), a privately held real estate investment company. The first joint venture contemplated by the agreement (the "Real Estate Joint Venture") would be formed to own properties contributed by Tarragon and Northland, with the respective ownership and management interests in the Real Estate Joint Venture to be based on the relative value of each party’s assets. Tarragon targeted apartment properties with 6,942 units and non-recourse debt of $459 million representing approximately 30% of our total assets as of June 30, 2008, to contribute to the Real Estate Joint Venture. Based on the parties’ joint assessment of the equity in the properties targeted for contribution, Tarragon and its affiliate, Ansonia, LLC, which is Tarragon’s partner in 24 of the properties, would initially own 22.4%, and Northland would own 77.6% of the Real Estate Joint Venture. A Board of Managers controlled by Northland would manage the Real Estate Joint Venture.  The parties formed a second joint venture, Northland Properties Management L.L.C. (“NPM”), to provide property, asset and construction management services to the properties in the Real Estate Joint Venture. NPM is owned by Tarragon and Northland in the same proportion as the contemplated ownership in the Real Estate Joint Venture. In May 2008, NPM assumed management of 34 of our apartment communities under an interim management agreement.  These properties were previously managed by Tarragon Management, Inc., our wholly owned subsidiary.  In addition, 25 of our corporate employees and 215 site level employees became employees of NPM in May 2008.  The closing of the Real Estate Joint Venture with Northland is subject to lender consents and other customary closing conditions.  See NOTE 4. “INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES” for additional information.

In March 2008, Tarragon entered into a contract to sell Bermuda Island, a rental apartment community located in Naples, Florida, to an affiliate of Northland.  On July 31, Northland failed to close this purchase, despite receiving several extensions and the consent of the lender to assume and extend the existing financing.  After Tarragon requested the $250,000 contract deposit from the escrow agent, Northland immediately commenced litigation over entitlement to the deposit. This dispute with Northland may negatively impact our ability to obtain the consent of our principal lender to the formation of the Real Estate Joint Venture, which could delay closing or otherwise adversely affect our ability to close the transaction.

Our current efforts contemplate additional property sales and continued reduction in our condominium inventory and debt levels in 2008.  We also intend to seek financially strong partners to join in future developments.

We present our consolidated financial statements on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  As of June 30, 2008, we had $972.6 million of consolidated debt, and had guaranteed additional debt of one unconsolidated joint venture of $30.2 million.  As of June 30, 2008, we had stockholders’ deficit of $155.1 million.  These factors raise substantial doubt about our ability to continue as a going concern.

There can be no assurance that we will be able to complete our planned sales of properties, modify or obtain waivers of financial covenants in our debt agreements, extend or refinance our maturing debt obligations or continue to sell completed homes in our inventory.  If we are unable to generate sufficient liquidity to fund our operations or are unable to modify or obtain waivers of financial covenants and extend or refinance our maturing debt, it may be necessary for us to undertake other actions as may be appropriate at such time.  The accompanying Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

For additional information regarding our significant accounting policies, please refer to NOTE 2.  “SIGNIFICANT ACCOUNTING POLICIES” in the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2007.

Revenue Recognition.  We commenced revenue recognition using the percentage of completion method for a high-rise development in Edgewater, New Jersey, in the second quarter of 2006 when all of the conditions of paragraph 37 of Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for the Sale of Real Estate,” were met.  The overall tightening of credit availability for real estate financing and its impact on our buyers’ ability to obtain suitable financing has led us to determine that we can no longer conclude that sales prices are collectible, which is one of the conditions in paragraph 37 of SFAS No. 66.  Accordingly, effective January 1, 2008, we no longer apply the percentage of completion method of accounting to new sales at this project.  Instead, sales are accounted for on the deposit method until they close, at which time revenue will be recognized under the completed contract method.

In November 2006, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 06-8, “Applicability of a Buyer’s Continuing Investment Under FASB Statement No. 66 for Sales of Condominiums” (“EITF 06-8”), which we adopted as of January 1, 2008.  EITF 06-8 provides guidance in assessing the collectibility of the sales price, which is required to recognize profit under the percentage-of-completion method pursuant to SFAS No. 66.  EITF 06-8 states that an entity should evaluate the adequacy of the buyer’s initial and continuing investment in reaching its conclusion that the sales price is collectible.  The continuing investment criterion in paragraph 12 of SFAS No. 66 may be met by requiring the buyer to either (1) make additional payments during the construction term at least equal to the level annual payments that would be required to fund principal and interest payments on a hypothetical mortgage for the remaining purchase price of the property or (2) increase the initial investment by an equivalent aggregate amount.  If the test for initial and continuing investment is not met, the deposit method should be applied and profit recognized only once the aggregate deposit meets the required investment test for the duration of the construction period.  For the six months ended June 30, 2008, we recognized revenue under the percentage of completion method for only one project with two sales, both of which met the requirements of EITF 06-8.  The adoption of EITF 06-8 had no effect on our consolidated financial statements.  The application of the continuing investment criterion on the collectibility of the sales price will limit our ability to recognize revenue and costs using the percentage of completion method.

Impairment charges.  During the three and six months ended June 30, 2008, we recorded impairment charges of $18.4 million and $32.9 million, respectively, $709,000 and $1.7 million, respectively, of which were presented in cost of sales.  The remaining impairment charges of $17.6 million and $31 million, respectively, were presented in impairment charges, $125,000 and $156,000, respectively, of which was presented in discontinued operations in the Consolidated Statements of Operations for the three and six months ended June 30, 2008.  If current estimates or expectations change in the future, or if market conditions continue to deteriorate, we may be required to recognize additional impairment charges related to current or future projects.

During the three and six months ended June 30, 2007, we recorded impairment charges of $199 million and $203.4 million, $39.1 million and $43.5 million, respectively, of which was presented in cost of sales.  The remaining impairment charges of $121.2 million for both periods of 2007 were presented in impairment charges, and $38.7 million for both periods of 2007 was presented in discontinued operations in the Consolidated Statements of Operations.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

Capitalized interest.  The following table is a summary of interest expense, net:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Total interest incurred	$19,775	$24,285	$37,925	$46,790
Deferred borrowing cost amortization	1,423	2,757	2,637	5,047
Interest capitalized	(3,024)	(14,008)	(7,786)	(27,065)
Interest expense, net	$18,174	$13,034	$32,776	$24,772

Warranties.  The following table presents the activity in our warranty liability account included in other accounts payable and liabilities in the accompanying Consolidated Balance Sheets:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Warranty liability at beginning of period	$4,830	$4,137	$4,827	$4,000
Warranty costs accrued	353	458	512	775
Warranty costs paid	(124)	(45)	(280)	(225)
Warranty liability at end of period	$5,059	$4,550	$5,059	$4,550

See NOTE 11. “COMMITMENTS AND CONTINGENCIES” for a discussion of construction defect claims by homeowners’ associations of some of our development projects in Florida.

Allowance for uncollectible contracts receivable.  We had no allowance for uncollectible contracts receivable as of June 30, 2008.  The following table presents the activity in our allowance for uncollectible contracts receivable:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Allowance for uncollectible contracts receivable at beginning of period	$-	$-	$5,048	$-
Provision for uncollectible contracts receivable	-	17,893	-	17,893
Write-offs due to cancellations	-	-	(5,048)	-
Allowance for uncollectible contracts receivable at end of period	$-	$17,893	$-	$17,893

Corrected Prior Period Misstatements.  During the course of preparing our Consolidated Financial Statements as of and for the quarter ended March 31, 2008, we identified certain prior period misstatements whose impact was not material, either individually or in the aggregate, to our Consolidated Financial Statements for the year ended December 31, 2007.  Our analysis included a review of quantitative factors, as well as relevant qualitative factors, including, but not limited to, the prior period misstatements’ effects on earnings trends of the Company, whether they changed a net loss to net income or vice versa, and whether the prior period misstatements significantly impacted financial reporting of a particular segment.  In addition, we considered the impact of the prior period misstatements on measures we believe users of our financial statements find important, including liquidity, cash flow, debt, and debt maturities.  Based upon this evaluation of all relevant quantitative and qualitative factors, and after considering the provisions of Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” paragraph 29, and SEC Staff Accounting Bulletin Nos. 99 “Materiality” and 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” we believe that the corrected misstatements will not be material to the Company’s full year results for 2008.  The correction of these immaterial misstatements resulted in a decrease of $290,000 to cost of sales, an increase of $7 million to impairment charges, a decrease of $2 million to minority interests in income of consolidated partnerships and joint ventures, and a decrease of $329,000 to income tax benefit.  The combined effect of the corrections resulted in an overall increase of $5 million to net loss and was recorded in March 31, 2008.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive loss. Comprehensive loss includes net loss from our results of operations and changes in the fair value of a derivative accounted for as a cash flow hedge.  The components of comprehensive loss, net of income taxes, were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Net loss	$(39,407)	$(181,009)	$(48,170)	$(185,254)
Changes in fair value of derivative, net of income taxes	2,077	(576)	(20)	401
Comprehensive loss	$(37,330)	$(181,585)	$(48,190)	$(184,853)

Gain on Sale of Real Estate.  In November 2007, the FASB issued EITF Issue No. 07-6, “Accounting for the Sale of Real Estate Subject to the Requirements of SFAS No. 66 When the Agreement Includes a Buy-Sell Clause” (“EITF 07-6”), which we adopted as of January 1, 2008.  A buy-sell clause is a contractual term that gives both investors of a jointly-owned entity the ability to offer to buy the other investor’s interest.  EITF 07-6 applies to sales of real estate to an entity if the entity is both partially owned by the seller of the real estate and subject to an arrangement between the seller and the other investor containing a buy-sell clause.  The EITF concluded the existence of a buy-sell clause does not represent a prohibited form of continuing involvement that would preclude partial sale and profit recognition pursuant to SFAS No. 66.  However, the buy-sell clause could represent such a prohibition if the terms of the buy-sell clause and other facts and circumstances of the arrangement suggest:

•	the buyer cannot act independently of the seller; or
•	the seller is economically compelled or contractually required to reacquire the other investor’s interest in the jointly owned entity.

The adoption of EITF 07-6 had no impact on our Consolidated Financial Statements.

Information about Major Customers.  Revenue for the six months ended June 30, 2008, included the sale of a rental development in February 2008 for $116.2 million, which represents more than 10% of our consolidated revenue for that period.  We reported this amount in sales revenue in the accompanying Consolidated Statement of Operations for the six months ended June 30, 2008.

NOTE 3.  VARIABLE INTEREST ENTITIES

We evaluate material joint ventures under FASB Interpretation No. 46, “Consolidations of Variable Interest Entities” (“FIN 46R”), which requires the consolidation of certain entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.  At June 30, 2008, we have identified 12 joint ventures as VIEs.  We have consolidated 11 of these VIEs because we are the primary beneficiary.  These 11 entities consist of one partnership with 24 rental communities containing 5,690 apartments, one limited liability company with a rental apartment community containing 90 units, one limited liability company engaged in the development of a 215-unit age-restricted traditional new development, and eight limited liability companies that own land for future development.  The aggregate total assets of the 11 consolidated VIEs were $367.6 million as of June 30, 2008.  Of the total assets, $279.5 million, net of accumulated depreciation of $88 million, was classified as rental real estate, and $70.9 million as real estate inventory in the accompanying June 30, 2008, Consolidated Balance Sheet.  At June 30, 2008, these entities had debt of $439.5 million, of which $11.9 million was non-recourse to the general assets of the Company.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 3.  VARIABLE INTEREST ENTITIES (Continued)

We have identified one VIE that is not consolidated, as we are not the primary beneficiary.  This VIE is a limited liability limited partnership that acquired a rental apartment community for conversion to condominium homes for sale.  On June 13, 2008, Tarragon consented to waive defenses in a foreclosure proceeding initiated by one of the VIE’s lenders.  Tarragon and the other partners in the VIE are cooperating with the lender in an effort to transfer the deed to the property securing the loan in lieu of a foreclosure proceeding.  The liabilities of this VIE are non-recourse to the general assets of Tarragon.  In accordance with the terms of the partnership agreement, Tarragon may be required to fund a portion of partnership losses up to a maximum of $195,000.
Through June 30, 2008, none of that amount had been funded.  We are a limited partner and have recovered our investment in the partnership.

NOTE 4.  INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES

Investments in and advances to partnerships and joint ventures consisted of the following at the indicated dates:

		Carrying Amount
	Profits Interest	June 30, 2008	December 31, 2007
Choice Home Financing, L.L.C.	50%	$91	$156
Upper Grand Realty, L.L.C.	50%	-	-
Keane Stud, L.L.C.	50%	8,664	8,554
LOPO, L.P.	50%	67	1,025
Northland Properties Management L.L.C. (1)	22%	220	-
Orchid Grove, L.L.C.	50%	-	1,455
Park Avenue at Metrowest, Ltd.	50%	-	-
Shefaor/Tarragon, LLLP	29%	-	-
Tarragon Calistoga, L.L.C.	80%	360	632
		$9,402	$11,822

(1)	This entity began operations in May of 2008. It was formed primarily to manage the properties of the Real Estate Joint Venture.

Below are unaudited summarized financial data combined for our unconsolidated partnerships and joint ventures, as listed above, none of which are individually significant:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Sales revenue	$3,062	$35,776	$11,157	$42,477
Gross profit from home sales	1,087	6,777	1,080	7,168
Net income	834	7,108	435	7,751

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

In May 2008, Northland Properties Management L.L.C. (“NPM”) assumed management of 34 of our rental apartment communities under an interim management agreement.  NPM earns property management fees ranging from 3% to 4% of rental collections for providing these services.  Also in May 2008, 25 of our corporate employees and 215 site level employees became employees of NPM.  We reimburse NPM for the personnel costs of the site level employees of our 34 properties it manages.

NOTE 5.  NOTES PAYABLE

The following table presents our scheduled principal payments on mortgages and notes payable as of June 30, 2008.  This table does not take into consideration any amounts that our lenders could accelerate if they gave notices of default for non-compliance with financial covenants.

	Three-Month Periods Ending
	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009	Thereafter	Total
Mortgages and notes payable:
Land for development	$33,253	$14,300	$12,500	$-	$-	$60,053
Completed inventory and construction in progress – rentals	9,472	-	-	21,957	95,316	126,745
Residential completed inventory and construction in progress	13,487	8	18,754	8	1,948	34,205
Condominium conversions	9,174	-	-	-	19,442	28,616
Rental real estate	150	12,164	1,815	151	465,451	479,731
Other	6,960	939	1,063	852	49,687	59,501
Subordinated unsecured notes	-	-	-	-	125,000	125,000
Mortgages and notes payable presented in liabilities related to assets held for sale	41,508	5,505	53	51	11,628	58,745
	$114,004	$32,916	$34,185	$23,019	$768,472	$972,596

As of June 30, 2008, $68.4 million of our consolidated debt had matured.  The lender of a $7.4 million land loan secured by a property in Norwalk, Connecticut, has initiated foreclosure proceedings, which we are defending. We are seeking extensions for the remaining matured loans from our lenders, and we intend to seek extensions or alternative financing for other loans maturing in the third and fourth quarters of 2008 to the extent we cannot repay these loans with proceeds from property sales.  As of June 30, 2008, we did not satisfy the financial covenants for consolidated debt totaling $245.9 million.  Of this amount, we have obtained waivers of financial covenants for loans totaling $208.2 million as of June 30, 2008.  We have not requested waivers of financial covenants for three loans totaling $37.7 million.

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

Senior convertible notes.  In January 2008, we repurchased all of the $5.8 million of outstanding senior convertible notes and $400,000 of accrued interest for $3.6 million.  The $2.6 million discount was recorded as a gain on debt restructuring during the first quarter of 2008.

Subordinated unsecured notes and the affiliate notes.  As of December 31, 2007, we had a $36 million unsecured term loan from affiliates of William S. Friedman, our chief executive officer and chairman of the board of directors.  On January 7, 2008, Mr. Friedman sold $10 million of this loan to Robert P. Rothenberg, our president and chief operating officer and a member of our board of directors, for $6 million.  The independent members of our board of directors approved the modification of the $36 million loan and the execution of replacement notes in the amounts of $26 million to affiliates of Mr. Friedman (the “Friedman Note”) and $10 million to Mr. Rothenberg (the “Rothenberg Note” and, together with the Friedman Note, the “affiliate notes”).  Mr. Rothenberg paid Mr. Friedman $1 million in cash and financed the remainder of the purchase price of the Rothenberg Note with a $5 million promissory note made in favor of Mr. Friedman (the “Friedman/Rothenberg Note”).  The Friedman/Rothenberg Note bears interest at the same rate as the Rothenberg Note.  Monthly payments of interest on the Friedman/Rothenberg Note are payable to the extent of payments received under the Rothenberg Note.  Principal payments on the Friedman/Rothenberg Note are payable based on 25% of payments made under the Rothenberg Note in excess of the required monthly interest payments, with remaining principal due at maturity, which occurs when we pay the Rothenberg Note in full.  The purchase price was approximately the fair value of the Rothenberg Note; as such, no compensation expense was recorded in connection with this transaction.

As of June 30, 2008, the outstanding balance of our three series of subordinated unsecured notes was $125 million.  As of June 30, 2008, we did not meet the debt service coverage ratio and net worth covenants contained in the indentures governing the subordinated unsecured notes.  On March 27, 2008, we entered into an agreement with Messrs. Friedman and Rothenberg and the subordinated unsecured note holders pursuant to which the aggregate amount of $36 million outstanding under the affiliate notes was subordinated to the subordinated unsecured notes.  In exchange for this subordination, the subordinated unsecured note holders agreed to (1) waive our compliance with the financial covenants applicable to the subordinated unsecured notes through September 30, 2009, and (2) grant a 270-day option (or the “Option”) to Mr. Rothenberg and the affiliates of Mr. Friedman to purchase the subordinated unsecured notes from the subordinated unsecured note holders at a discount.  The Option has been assigned to us.  In the light of our current liquidity position and conditions in our industry and the credit markets, we do not believe that we will be able to obtain debt or equity financing on acceptable terms in an amount sufficient to enable us to exercise the Option.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 5.  NOTES PAYABLE (Continued)

On March 27, 2008, with the approval of the non-management members of our board of directors, in partial consideration for entering into the subordination agreement and Option and agreeing to assign the Option to us, we issued to Mr. Rothenberg and affiliates of Mr. Friedman five-year warrants to purchase up to 3.5 million shares of our common stock at an exercise price of $2.35, which was the closing price of our common stock on The Nasdaq Global Select Market on the date of issuance.  As of the issuance date, the fair value of the warrants was $5.9 million, which we recorded as an increase to additional paid-in capital in the accompanying Consolidated Balance Sheet as of June 30, 2008.

As additional consideration to Mr. Rothenberg and the affiliates of Mr. Friedman, we entered into amendments to the affiliate notes and related documents on March 27, 2008 which (1) increased the annual rate of interest paid on the affiliate notes to 12.5% from the lower rate of 100 basis points over 30-day LIBOR, (2) extended the term of the affiliate notes to the later of March 2013 and the second anniversary of the repayment in full of the subordinated unsecured notes, and (3) require mandatory prepayments, after repayment in full of the subordinated unsecured notes, out of excess cash balances.  Current payments of cash interest on the affiliate notes are limited to 5% per annum for as long as the affiliate notes remain subject to the subordination agreement, although interest on the affiliate notes is payable in kind by issuing additional notes payable at any time.  As of June 30, 2008, the affiliate notes had an outstanding principal balance of $36.7 million, and accrued but unpaid interest on the affiliate notes was $577,000.

We have accounted for the Option and the amendments to the affiliate notes as a troubled debt restructuring in accordance with SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings.”  No gain on debt restructuring has been recognized because any gain is contingent upon exercising the Option.  The cost of the warrants was recorded as a loss on debt restructuring during the first quarter of 2008.  The carrying amount of the subordinated unsecured notes as of June 30, 2008, included a contingently payable amount of $50 million, equal to the discount that we would have received had we exercised the Option by August 2, 2008.  Since we did not exercise the Option as of August 2, 2008, the contingently payable amount is $43.8 million through September 16, 2008.

Events of default, non-compliance with covenants, and waivers

A $7.4 million land loan from North Water LLC matured in July 2007.  The lender has initiated foreclosure proceedings, which we are defending.  Accrued but unpaid interest at the contractual rate and late fees were $1.7 million at June 30, 2008.

The Bermuda Island $41.5 million recourse mortgage matured in April 2008.  This property was under contract of sale as of June 30, 2008, but the contract was subsequently terminated.  We are seeking an extension of the term of this loan from the lender.  This loan and the loans for the Orlando Central Park and River Oaks projects are cross-defaulted with each other.  As of June 30, 2008, we were not in compliance with the financial covenants for the Orlando Central Park and River Oaks loans, which matured in September 2008 and October 2008, respectively, and had an aggregate outstanding principal balance totaling $13 million.  The lender has waived compliance with the financial covenants of the loans through their maturities.

As of June 30, 2008, we were not in compliance with the financial covenants for a $53.8 million construction loan for our 800 Madison project.  On March 4, 2008, we obtained a waiver of compliance from the lender through December 31, 2008.

A line of credit secured by mortgages on land owned by one of our consolidated joint ventures and unsold units of one of our condominium conversion projects with a June 30, 2008 balance of $6.6 million matured in May 2008.  We have requested an extension of the term of this loan from the lender.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 5.  NOTES PAYABLE (Continued)

In May 2008, the loans on our Trio East and 900 Monroe projects matured.  As of June 30, 2008, the aggregate outstanding principal balance of these two loans was $7.5 million.  We have requested extensions of the terms of these loans from the lender.

As of June 30, 2008, we were not in compliance with the net worth covenant contained in a $14.4 million note secured by our Aldridge and Stonecrest projects.  As of June 30, 2008, the three cross-defaulted and cross-collateralized loans secured by these properties, including this note, had an outstanding balance of $41.9 million, excluding $2.4 million of conditionally waived default interest.  Pursuant to an existing forbearance agreement that expires on July 14, 2009, compliance with this covenant has been waived until June 30, 2009.  In July 2008, the Stonecrest loans matured, and we have requested an extension of the term of these loans from the lender.

As of June 30, 2008, we had two land loans on our Block 106 and Block 144 projects with an aggregate outstanding balance of $5.4 million.  These loans matured on June 30, 2008, and the lender has issued a default notice on these loans.  We have requested extensions of the terms of these loans from the lender.

As of June 30, 2008, we were not in compliance with the leverage and net worth covenants in the recourse mortgage loan secured by our Las Olas River House project, which had an aggregate outstanding principal balance of $2 million.  On March 25, 2008, we obtained a waiver of financial covenants through December 31, 2008.  In July 2008, another $3.6 million recourse mortgage for the Las Olas River House project matured, and we have requested an extension of the term of this loan from the lender.

In July 2008, a $9.3 million loan on the Central Square project matured, and we have requested an extension of the term of this loan from the lender.

As of June 30, 2008, we did not meet the financial covenants for a land loan on our Block 103, Block 104, and Block 114 developments, which had an aggregate outstanding principal balance of $9 million.  In July 2008, we exchanged our interest in the Block 103 project with our project partner for the partner’s interest in the 900 Monroe project and $469,000 of cash.  As a result of the exchange, Tarragon, as guarantor, was released from its obligations related to $4 million of this land loan.

As of June 30, 2008, we were not in compliance with the financial covenants of the $18.7 million construction loan on our Trio West project and the $9.9 million construction loan on our Warwick Grove project.

NOTE 6.  STOCK-BASED AWARDS

The following table summarizes stock-based compensation expense recognized under SFAS No. 123(R), “Share-Based Payments”:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Stock-based compensation	$275	$230	$660	$645
Income tax effect	(102)	(88)	(246)	(247)
	$173	$142	$414	$398

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 6.  STOCK-BASED AWARDS (Continued)

As of June 30, 2008, there was approximately $1.4 million of total unrecognized compensation expense related to nonvested stock-based awards, which is expected to be amortized over the weighted average life of 2.4 years.

During the six months ended June 30, 2008, we granted restricted stock awards for 81,045 shares of common stock to employees and 100,002 shares of common stock to one director under the Omnibus Plan.  These restricted stock awards have a six-month vesting period.  The fair value of the 100,002 shares granted to the director was $206,000 on the grant date.  The fair value of the 81,045 shares of common stock granted to employees was $127,000 on the grant date.

During the six months ended June 30, 2008, we granted options to purchase 651,596 shares of stock to employees and 148,903 shares of stock to directors under the Omnibus Plan.  The stock options granted to employees vest over three years, and stock options granted to directors were immediately vested, subject to each director’s agreement not to sell the stock for as long as the director remains on our board of directors.  The fair value of the options granted to directors was $149,000 on the grant dates, and the fair value of the options granted to employees was $752,000 on the grant date.

Upon the vesting of 111,884 shares of restricted stock during the six months ended June 30, 2008, 26,915 shares were surrendered to us to satisfy income tax withholding.

During the six months ended June 30, 2007, we granted restricted stock awards for 3,500 shares of common stock to directors under the Omnibus Plan.  The awards were immediately vested.  The fair value of the restricted stock was $41,000 on the grant date.  During the six months ended June 30, 2007, we granted immediately exercisable options to purchase 14,000 shares of stock to directors under the Omnibus Plan.  The fair value of the options was $17,000 on the grant date.

In July 2008, in connection with the termination of two executive officers who became employees of NPM, we accelerated the vesting of 8,753 shares of restricted stock and stock options covering 71,385 shares of Tarragon common stock.

NOTE 7. LOSS PER COMMON SHARE

We computed loss per common share based on the weighted average number of shares of common stock outstanding for the indicated periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Net loss allocable to common stockholders, as reported and assuming dilution	$(39,797)	$(181,397)	$(48,951)	$(186,018)

Weighted average shares of common stock outstanding used in computing loss per share – basic and diluted	28,990,293	28,737,907	28,975,111	28,397,299

Loss per common share:
Net loss allocable to common stockholders – basic and diluted	$(1.37)	$(6.31)	$(1.69)	$(6.55)

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 7. LOSS PER COMMON SHARE (Continued)

Net loss allocable to common stockholders – assuming dilution for the six months ended June 30, 2008, excludes $13,857 of interest expense on convertible notes, net of income taxes, because the effect was anti-dilutive due to losses from continuing operations in the period. Net loss allocable to common stockholders – assuming dilution for the three and six months ended June 30, 2007, excludes $81,884 and $163,768, respectively, of interest expense on convertible notes, net of income taxes, because the effect was anti-dilutive due to losses from continuing operations in these periods.

The following table summarizes the effect of potentially dilutive items on weighted average shares of common stock outstanding used in the computation of loss per share – assuming dilution in each indicated period of 2008 and 2007 that we did not reflect because their effect was anti-dilutive due to losses from continuing operations allocable to common stockholders in these periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Dilutive effect of convertible notes	-	472,172	62,264	472,172
Dilutive effect of share-based awards	117,997	1,044,423	47,557	1,192,151
	117,997	1,516,595	109,821	1,664,323

NOTE 8.  SEGMENT REPORTING

Our business is divided into two principal segments – Development and Investment.

Development.  The Development Division is responsible for the development of new rental properties, primarily apartment communities, creation of new high- and mid-rise condominiums and townhomes for sale to residents, and conversions of existing apartment communities to condominiums.  We measure the performance of the Development Division primarily by gross profit from sales.  The following table presents units in our active development projects at June 30, 2008, by product type:

Community	Remaining Homes or Home Sites
Rental developments	1,752
High- and mid-rise developments	116
Townhome and traditional new developments	416
Condominium conversions	455
2,739

Investment.  This segment includes rental properties in lease-up and with stabilized operations.  We consider a property stabilized when development or renovation is substantially complete and recurring operating income exceeds operating expenses and debt service.  At June 30, 2008, we owned 7,237 consolidated stabilized apartments.  We also had consolidated commercial properties with 156,000 square feet of space.  We present the results of operations of one apartment community with 304 units and two commercial properties with 156,000 square feet that are held for sale in discontinued operations in the accompanying Consolidated Statements of Operations.  In addition, we present the results of operations of one apartment community with 360 units that is held for sale in continuing operations in the accompanying Consolidated Statement of Operations.  We also had one apartment community with 459 apartments in lease-up at June 30, 2008.

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

We allocate our general and administrative expenses between the segments based on the functions of the corporate departments.  We allocate other corporate items not directly associated with one of our segments, including interest income, and management fee and other revenue, in the same proportions applicable to our general and administrative expenses.

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

	DEVELOPMENT Operating Statements
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2008		2007		2008		2007
Sales revenue	$48,338	100%	$84,466	100%	$202,291	100%	$214,993	100%
Cost of sales (1)	(43,095)	(89%)	(120,391)	(143%)	(171,381)	(85%)	(242,983)	(113%)
Gross profit (loss) on sales	5,243	11%	(35,925)	(43%)	30,910	15%	(27,990)	(13%)

Minority interests in sales of consolidated partnerships and joint ventures	(252)	(1%)	(779)	(1%)	(9,080)	(4%)	(1,446)	(1%)
Outside partners' interests in sales of unconsolidated partnerships and joint ventures	(135)	-	(6,717)	(8%)	117	-	(6,944)	(3%)
Overhead costs associated with investments in joint ventures	-	-	(221)	(1%)	-	-	(285)	-
Performance-based compensation related to projects of unconsolidated partnerships and joint ventures	-	-	7	-	-	-	(7)	-
	4,856	10%	(43,635)	(53%)	21,947	11%	(36,672)	(17%)
Other income and expenses:
Impairment charges	(18,069)	(37%)	(75,871)	(90%)	(31,552)	(16%)	(75,871)	(35%)
Interest expense	(7,775)	(16%)	(2,613)	(3%)	(13,153)	(7%)	(4,738)	(2%)
Depreciation expense	(128)	-	-	-	(128)	-	-	-
Net income (loss) from rental operations	(678)	(1%)	150	-	(613)	-	461	-
Taxes, insurance, and other carrying costs	(1,540)	(3%)	(862)	(1%)	(2,836)	(1%)	(1,129)	(1%)
General and administrative expenses	(8,023)	(17%)	(10,469)	(12%)	(15,556)	(8%)	(15,704)	(7%)
Other corporate items	552	1%	569	1%	558	-	686	-
Provision for litigation, settlements and other claims	(5,080)	(11%)	(1,034)	(1%)	(5,568)	(3%)	(1,034)	-
Distributions from unconsolidated partnerships and joint ventures in excess of investment	109	-	-	-	109	-	-	-
Loss on extinguishment of debt	-	-	-	-	-	-	(1,414)	(1%)
Loss on debt restructuring	-	-	-	-	(4,445)	(2%)	-	-
Loss before income taxes	(35,776)	(74%)	(133,765)	(159%)	(51,237)	(26%)	(135,415)	(63%)
Income tax benefit	-	-	33,055	39%	-	-	33,055	15%
Net loss	$(35,776)	(74%)	$(100,710)	(120%)	$(51,237)	(26%)	$(102,360)	(48%)

(1)
Cost of sales includes marketing and advertising of for-sale communities, salaries and office costs related to personnel directly involved in acquiring, managing, and accounting for for-sale communities, as well as land, construction costs, architectural and engineering fees, and previously capitalized interest.  Cost of sales for the three and six months ended June 30, 2008, included impairment charges of $709,000 and $1.7 million, respectively, and the effect of margin increases totaling $1 million and $357,000, respectively.  Cost of sales for the three and six months ended June 30, 2007, included impairment charges of $39.1 million and $43.5 million, respectively, and the effect of margin reductions totaling $4.7 million and $5.1 million, respectively.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 8.  SEGMENT REPORTING (Continued)

	DEVELOPMENT
	Balance Sheets
	June 30, 2008	December 31, 2007
Assets:
Cash and cash equivalents	$22,000	$42,112
Restricted cash	10,033	23,329
Contracts receivable, net	1,453	5,064
Real estate inventory:
Land for development	162,367	188,681
Completed inventory and construction in progress – rentals	177,279	178,186
Residential completed inventory and construction in progress	78,011	111,346
Condominium conversions	28,551	45,474
Contract deposits	5,981	5,865
Rental real estate, net	17,463	-
Investments in and advances to partnerships and joint ventures	8,731	11,034
Other assets, net	17,610	20,228
	$529,479	$631,319

Liabilities and Equity:
Accounts payable and other liabilities:
Trade accounts payable	$4,593	$9,994
Other accounts payable and liabilities	51,488	65,257
Mortgages and notes payable:
Land for development	60,053	63,202
Completed inventory and construction in progress – rentals	126,745	133,154
Residential completed inventory and construction in progress	34,205	68,889
Condominium conversions	28,616	36,438
Rental real estate	12,000	-
Other	22,758	30,822
Subordinated unsecured notes	125,000	125,000
	465,458	532,756

Minority interest	4,980	4,776
Equity	59,041	93,787
	$529,479	$631,319

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 8.  SEGMENT REPORTING (Continued)
	INVESTMENT Operating Statements
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2008		2007		2008		2007
Rental revenue	$19,330	100%	$26,810	100%	$39,093	100%	$53,405	100%
Property operating expenses	(10,185)	(53%)	(14,309)	(53%)	(20,190)	(52%)	(27,127)	(51%)
Net operating income	9,145	47%	12,501	47%	18,903	48%	26,278	49%
Net gain on sale of real estate	-		1,362		12,813		1,760
Minority interests in loss of consolidated partnerships and joint ventures	126		-		787		-
Mortgage banking income	15		164		34		298
General and administrative expenses	(1,744)		(3,212)		(4,110)		(5,083)
Other corporate items	319		564		813		778
Impairment recoveries (charges)	115		(89,887)		84		(89,887)
Net loss on extinguishment of debt	(34)		-		(1,112)		(8)
Net gain (loss) on debt restructuring	(44)		-		912		-
Gain on transfer of assets	2,237		-		2,237		-
Provision for litigation, settlements and other claims	-		(955)		(128)		(955)
Interest expense	(10,790)		(16,199)		(20,617)		(31,105)
Depreciation expense	(2,917)		(5,388)		(7,162)		(10,844)
Income (loss) before income taxes	(3,572)		(101,050)		3,454		(108,768)
Income tax (expense) benefit	(59)		20,751		(387)		25,874
Net income (loss)	$(3,631)		$(80,299)		$3,067		$(82,894)

	INVESTMENT Balance Sheets
	June 30, 2008	December 31, 2007
Assets:
Cash and cash equivalents	$2,058	$2,044
Restricted cash	8,507	9,793
Completed inventory and construction in progress – rentals	-	75,541
Rental real estate, net	306,922	312,315
Investments in and advances to partnerships and joint ventures	671	788
Deferred tax asset	1,276	1,522
Assets held for sale	52,721	82,946
Other assets, net	13,903	15,125
	$386,058	$500,074
Liabilities and Deficit:
Accounts payable and other liabilities:
Trade accounts payable	$1,543	$4,917
Other accounts payable and liabilities	19,497	28,360
Liabilities related to assets held for sale	63,709	96,121
Mortgages and notes payable:
Completed inventory and construction in progress – rentals	-	51,157
Rental real estate	467,731	472,575
Other	36,743	36,033
Senior convertible notes	-	5,750
	589,223	694,913

Minority interest	13,669	14,456
Deficit	(216,834)	(209,295)
	$386,058	$500,074

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 8.  SEGMENT REPORTING (Continued)

	INVESTMENT DIVISION Net Operating Income
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2008		2007		2008		2007
Rental revenue:
Same store stabilized apartment communities	$16,591	100%	$16,340	100%	$32,905	100%	$32,577	100%
Apartment communities in lease-up during period	1,236	100%	1,256	100%	2,426	100%	2,557	100%
Apartment communities sold during period	250	100%	7,746	100%	962	100%	14,872	100%
Apartment community conveyed to lender	10	100%	446	100%	390	100%	900	100%
Apartment communities transferred to the Investment Division upon the decision not to convert to condominiums	728	100%	-	-	1,415	100%	-	-
Commercial properties	515	100%	1,022	100%	995	100%	2,499	100%
	19,330	100%	26,810	100%	39,093	100%	53,405	100%
Property operating expenses:
Same store stabilized apartment communities	(8,259)	(50%)	(8,025)	(49%)	(15,855)	(48%)	(15,225)	(47%)
Apartment communities in lease-up during period	(709)	(57%)	(822)	(66%)	(1,433)	(59%)	(1,541)	(60%)
Apartment communities sold during period	(249)	(100%)	(4,543)	(59%)	(816)	(85%)	(8,315)	(56%)
Apartment community conveyed to lender	(114)	(1,140%)	(292)	(65%)	(373)	(96%)	(632)	(70%)
Apartment communities transferred to the Investment Division upon the decision not to convert to condominiums	(616)	(85%)	-	-	(1,208)	(85%)	-	-
Commercial properties	(238)	(46%)	(627)	(61%)	(505)	(51%)	(1,414)	(57%)
	(10,185)	(53%)	(14,309)	(53%)	(20,190)	(52%)	(27,127)	(51%)
Net operating income:
Same store stabilized apartment communities	8,332	50%	8,315	51%	17,050	52%	17,352	53%
Apartment communities in lease-up during period	527	43%	434	34%	993	41%	1,016	40%
Apartment communities sold during period	1	-	3,203	41%	146	15%	6,557	44%
Apartment community conveyed to lender	(104)	(1,040%)	154	35%	17	4%	268	30%
Apartment communities transferred to the Investment Division upon the decision not to convert to condominiums	112	15%	-	-	207	15%	-	-
Commercial properties	277	54%	395	39%	490	49%	1,085	43%
	$9,145	47%	$12,501	47%	$18,903	48%	$26,278	49%

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 8.  SEGMENT REPORTING (Continued)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007

Reconciliation of segment revenue to consolidated revenue:
Development Division total revenue	$48,338	$84,466	$202,291	$214,993
Less Development Division rental revenue presented in discontinued operations	-	-	-	(563)
Less sales revenue of unconsolidated partnerships and joint ventures	(3,062)	(35,776)	(11,157)	(42,477)
Add management fee and other revenue included in other corporate items	546	459	546	487
Add rental revenue from development properties presented in net income (loss) from rental operations (1)	280	507	544	1,810
Development Division contribution to consolidated revenue	46,102	49,656	192,224	174,250

Investment Division rental revenue	19,330	26,810	39,093	53,405
Less Investment Division rental revenue presented in discontinued operations	(1,237)	(7,032)	(2,571)	(14,047)
Add management fee and other revenue included in other corporate items	158	454	386	578
Investment Division contribution to consolidated revenue	18,251	20,232	36,908	39,936

Consolidated total revenue	$64,353	$69,888	$229,132	$214,186

Reconciliation of segment net income (loss) to consolidated net loss:
Development Division net loss	$(35,776)	$(100,710)	$(51,237)	$(102,360)
Investment Division net income (loss)	(3,631)	(80,299)	3,067	(82,894)
Consolidated net loss	$(39,407)	$(181,009)	$(48,170)	$(185,254)

(1)	Rental revenue generated by properties transferred from Investment to Development for conversion to condominiums and properties constructed by Development in lease-up.

	June 30, 2008	December 31, 2007

Reconciliation of segment total assets to consolidated total assets:
Development Division total assets	$529,479	$631,319
Investment Division total assets	386,058	500,074
	915,537	1,131,393
Add goodwill	2,691	2,691
Consolidated total assets	$918,228	$1,134,084

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 9.  ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

Assets held for sale and liabilities related to assets held for sale in the accompanying Consolidated Balance Sheets include the following:

	June 30,	December 31,
	2008	2007
Rental real estate (net of accumulated depreciation of $5,845 in 2008 and $16,965 in 2007)	$51,526	$81,519
Other assets, net	1,195	1,427
	$52,721	$82,946

Accounts payable and other liabilities	$4,964	$7,552
Mortgages and notes payable	58,745	88,569
	$63,709	$96,121

Amounts include balances related to two apartment communities and two commercial properties at June 30, 2008, and six apartment communities and two commercial properties at December 31, 2007, that have been sold, are under contract of sale, or are currently being marketed for sale.

In accordance with SFAS No. 144, we generally report the operating results for properties we dispose of, or for which we have implemented plans of disposal, in discontinued operations.  In accordance with EITF No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations,” we continue to present the operating results for properties with which we anticipate we will have direct continuing cash flows or have significant continuing involvement after the disposals in income (loss) from continuing operations.

During the fourth quarter of 2007, we sold two of our rental properties, both of which we managed for a fee until April 2008.  The operations of these two properties were presented in continuing operations after they were sold due to our continuing involvement with the properties.  Effective April 30, 2008, the management agreement between a third party and Tarragon, whereby Tarragon provided management services for these two properties sold to the third party in 2007, was terminated.  As of May 2008, we reclassified the operations of these two properties to discontinued operations due to the termination of Tarragon’s continuing involvement with these properties.

Additionally, during the fourth quarter of 2007, we sold three of our rental properties to Northland, and we sold a fourth rental property to Northland in April 2008.  In addition, as of June 30, 2008, we had entered into an agreement to sell a fifth rental property to Northland in the third quarter of 2008.  As of June 30, 2008, Northland was expected to contribute these five properties to the Real Estate Joint Venture.  The management of these five properties was assumed by Northland Properties Management in May 2008.  In August 2008, Northland terminated the agreement to purchase the fifth rental property.  As discussed in NOTE 1. ”LIQUIDITY,” a dispute with Northland over entitlement to the contract deposit may negatively impact our ability to obtain the consent of our principal lender to the formation of the Real Estate Joint Venture, which could delay closing or otherwise adversely affect our ability to close the transaction.  Because it was expected that Northland would contribute these properties to the Real Estate Joint Venture, the operations of these five properties are presented in continuing operations as of June 30, 2008.  Due to the contract termination in August 2008 and the resulting impact on the likelihood of the closing of the Real Estate Joint Venture, we expect to present the operating results of these five properties in discontinued operations in the third quarter of 2008.  See additional discussions at NOTE 1. “LIQUIDITY” and NOTE 4. “INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES.”

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 9.  ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS (Continued)

Discontinued operations for the three and six months ended June 30, 2008 and 2007, include the operations of properties sold since the beginning of 2007 (except for four properties sold to Northland) and three properties held for sale as of June 30, 2008.  The results of these operations were as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2008		2007		2008		2007

Rental revenue	$1,237	(1)	$7,032	(1)	$2,571	(1)	$14,609	(2)
Property operating expenses	(680)		(4,519)		(1,554)		(8,970)
Depreciation expense	-		(1,496)		(20)		(3,144)
Impairment charges	(125	)(1)	(38,695	)(1)	(156	)(1)	(38,695	)(1)
Interest expense	(242)		(5,778)		(571)		(11,073)
Loss on extinguishment of debt	-		-		(1,078)		-
Provision for litigation, settlements and other claims	-		(125)		-		(125)
Income (loss) from operations before income taxes	190	(1)	(43,581	)(3)	(808	)(1)	(47,398	)(4)
Income tax (expense) benefit	(68)		16,701		302		17,680
Income (loss) from operations	$122		$(26,880)		$(506)		$(29,718)

Gain on sale of real estate before income taxes	$-		$1,362		$12,813		$1,362
Income tax expense	-		(508)		(4,779)		(508)
Gain on sale of real estate	$-		$854		$8,034		$854

(1)       Previously reported in the Investment Division.
(2)       $14 million previously reported in the Investment Division, and $563,000 previously reported in the Development Division.
(3)       $42.9 million previously reported in the Investment Division, and $664,000 previously reported in the Development Division.
(4)       $45.9 million previously reported in the Investment Division, and $1.5 million previously reported in the Development Division.

The operating results of five properties (four sold to Northland in 2007 and 2008 and one property held for sale) are presented in loss from continuing operations in the accompanying Consolidated Statements of Operations based on our expectation as of June 30, 2008, of future continuing involvement with these properties following Northland’s contribution of them to the Real Estate Joint Venture.  The results of operations for these five properties were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Rental revenue	$883	$2,361	$2,037	$4,561
Property operating expenses	(742)	(1,248)	(1,618)	(2,406)
Depreciation expense	-	(850)	-	(1,642)
Impairment recoveries (charges)	240	(74,689)	240	(74,689)
General and administrative expenses	(2)	-	(2)	-
Interest expense	(2,030)	(3,266)	(2,794)	(5,991)
Loss on extinguishment of debt	(18)	-	(18)	-
Loss from continuing operations before income taxes	(1,669)	(77,692)	(2,155)	(80,167)
Income tax benefit	623	28,979	804	29,902
Loss from continuing operations	$(1,046)	$(48,713)	$(1,351)	$(50,265)

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 10.  INCOME TAXES

As of June 30, 2008, the balance of our unrecognized tax benefits of $1.3 million, if recognized, would impact our effective tax rate.

We classify interest costs and penalties related to income taxes as interest expense and general and administrative expenses, respectively, in our Consolidated Statements of Operations.  As of June 30, 2008, the accrual for interest was $1.9 million, and the accrual for penalties was $2.2 million.  We include both amounts in other accounts payable and liabilities in our Consolidated Balance Sheets.

We are subject to taxation in the United States and various state and local jurisdictions. Our tax years for 2004 through the current period are subject to examination by the tax authorities.  Currently, we cannot make an estimate of the range of the reasonably possible change in unrecognized tax benefits in the next twelve months.

We assess our deferred tax assets quarterly to determine if valuation allowances are required.  Pursuant to SFAS No. 109, we were unable to record an income tax benefit for the six-month period ended June 30, 2008, as all recognizable tax benefit under current tax law was recorded for the year ended December 31, 2007.  Our valuation allowance was approximately $140.3 million at June 30, 2008.

NOTE 11.  COMMITMENTS AND CONTINGENCIES

The Company and three of its officers (William S. Friedman, chairman of the board of directors and chief executive officer; Robert P. Rothenberg, president and chief operating officer; and Erin D. Pickens, executive vice president and chief financial officer), Beachwold Partners, L.P., a Texas limited partnership with William S. Friedman, as general partner, and members of his family, as limited partners, and Grant Thornton LLP, the Company’s former independent registered public accounting firm, have been named as defendants in a securities class action lawsuit brought on behalf of persons who purchased the Company’s common stock between January 5, 2005 and August 9, 2007.  The plaintiffs allege generally that the Company issued materially false and misleading statements regarding the Company’s business and financial results during the relevant time period.  The Company believes that these claims are without merit and intends to defend the case vigorously.

In March 2008, we reached an agreement to settle a dispute under a sales and marketing agreement for $976,000, which was subsequently paid in June 2008.

In connection with our development or conversion of properties into condominiums, from time to time, we receive statutory notices from the homeowners’ associations of these properties claiming construction defects.  We currently have open claims from the homeowners’ associations of ten of our projects in Florida, including one claim that is now the subject of pending litigation.  See the discussion of the warranty reserve in NOTE 2. “SIGNIFICANT ACCOUNTING POLICIES.”

Residents of two of our condominium conversion projects in Florida and South Carolina have filed lawsuits claiming personal injury and/or property damages caused by construction defects, water intrusion, and mold.  Mold claims are generally not covered by our insurance programs.

Multiple lawsuits have been filed by purchasers of condominiums at one of our Florida developments, claiming damages arising from the alleged misrepresentation of the square footage of their units.  We do not believe that there is any merit to these claims, and intend to defend the claims vigorously.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 11.  COMMITMENTS AND CONTINGENCIES  (Continued)

We are also party to various other claims and routine litigation arising in the ordinary course of business.

Our accrual for litigation-related losses that were probable and estimable, primarily those discussed above, was $1.8 million at June 30, 2008.  As additional information about current or future litigation or other contingencies becomes available, we will assess whether additional amounts related to those contingencies should be accrued based on such information.  Such additional accruals could potentially have a material impact on the Company’s business, results of operations, financial position and cash flows.

We believe we may have exposure for taxes other than income taxes.  We believe the range of potential deficiency, including interest and penalties, is between $645,000 and $1.2 million and have accrued an aggregate loss contingency of $645,000 in connection with this exposure as of June 30, 2008, which is recorded in other accounts payable and liabilities in the accompanying Consolidated Balance Sheet as of June 30, 2008.

We are responsible for funding certain condominium and homeowner association deficits in the ordinary course of business.  We do not currently believe these obligations will have any material adverse effect on our financial position or results of operations and cash flows.

Firm contracts to purchase real estate for development activities include a contract to purchase a tract of land for development of condominiums in Ridgefield, New Jersey, for $16 million, and expected to close no earlier than December 2008.  We anticipate financing the purchase with debt and contributions from partners.   In addition, we may consider forming joint ventures with additional parties to provide a portion of the capital requirement.

On February 12, 2008, we entered into employment agreements with nine of our executive officers.  The employment agreements have terms of three years, provide for a guaranteed minimum bonus for 2008 and salary and benefits continuation for periods ranging from 12 to 36 months in the event the covered executive is terminated for any reason other than cause, or as a result of death or voluntary resignation.  Two of the executive officers are now employees of NPM.  The employment agreements with these executive officers have been terminated and prorated bonuses under employment agreements were paid to them upon termination in July 2008.  The remaining guaranteed bonuses under employment agreements for 2008 total $1.6 million.

We have various outstanding secured letters of credit, which had aggregate available balances of approximately $751,000 as of June 30, 2008.  In most cases, our failure to fulfill performance requirements (e.g., improvement requirements in conjunction with development efforts) would trigger drawings on the letters of credit by the third-party beneficiaries.

Loan Guarantees.  Tarragon and its partner jointly and severally guarantee repayment of a construction loan to Orchid Grove, L.L.C., which matured on April 5, 2008.  The commitment amount of this loan is $52.4 million, and the outstanding balance as of June 30, 2008, was $30.2 million.  On April 16, 2008, we received a demand for payment of the loan under the guaranty from the lender.  We are seeking an extension and restructure of this loan.  There can be no assurance that we will be successful in that regard.

Tarragon provided a guaranty to Barclays Capital Real Estate, Inc., the lender of the debt assumed by Northland in connection with the sale of six properties to Northland in December 2007.   As of June 30, 2008, our maximum exposure under the guaranty was $10.8 million.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 11.  COMMITMENTS AND CONTINGENCIES  (Continued)

In accordance with FIN 45, “Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” at inception of these guarantees, we recorded liabilities representing the fair values of the guarantees.  After inception, the liabilities are evaluated under SFAS No. 5, “Accounting for Contingencies” and FIN 45 to determine whether an adjustment to the balance of the liability is necessary.  As of June 30, 2008, we had liabilities totaling $5.1 million, presented in other accounts payable and liabilities in the accompanying Consolidated Balance Sheet, related to guarantees.

NOTE 12.  FAIR VALUE MEASUREMENT AND DISCLOSURES

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

SFAS No. 157 defines fair value as the exchange price that an entity would receive for an asset or pay to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS No. 157 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  SFAS No. 157 identifies three levels of input for fair value measurements, which we describe below:

•	Level 1 – Unadjusted quoted prices for identical instruments in active markets.

•
Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar financial instruments, quoted prices in markets that are not active, and model-derived valuations in which all significant inputs or significant value-driven inputs are observable in active markets.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the financial assets or liabilities.

As of June 30, 2008, we had no significant Level 1 financial assets or liabilities.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 12.  FAIR VALUE MEASUREMENT AND DISCLOSURES (Continued)

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

Level 3 assets and liabilities include our guarantee of debt (see NOTE 11. “COMMITMENTS AND CONTINGENCIES”).  We base the fair value of our guarantees on an internally determined interest rate premium that lenders would require for similar loans without guarantees.  In addition, we consider whether there are multiple likely payment scenarios and, if so, assign a probability to each identified scenario in calculating the fair values.

The following table identifies the fair value of our financial liabilities, by level of input, as of June 30, 2008, that were subject to recurring fair value measurements:

	Level 1	Level 2	Level 3	Total as of June 30, 2008

Liabilities:
Derivative financial instruments	$-	$2,728	$-	$2,728
Guarantees	-	-	5,083	5,083
Total liabilities	$-	$2,728	$5,083	$7,811

As of June 30, 2008, we had no significant qualifying financial assets.  Our Level 3 liabilities represent approximately 65% of our financial liabilities that require recurring fair value measurements or disclosure in the year of adoption.  As a percentage of our consolidated net assets, our Level 3 liabilities were insignificant as of June 30, 2008; however, this may not be indicative of the impact of Level 3 assets and liabilities in future periods.

The following table presents a reconciliation of financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period from January 1, 2008 to June 30, 2008:

Guarantees

Balance as of January 1, 2008	$1,550
Total realized and unrealized losses included in earnings	3,533
Balance as of June 30, 2008	$5,083

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 12.  FAIR VALUE MEASUREMENT AND DISCLOSURES (Continued)

The following table summarizes gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recorded in earnings for our guarantees for the period from January 1, 2008 to June 30, 2008, all of which were still outstanding at the end of the period:

	Guarantees of Unconsolidated Joint Venture Debt	Other Guarantees

Balance as of January 1, 2008	$1,455	$95
Realized and unrealized gains included in general and administrative expenses	-	(12)
Realized and unrealized losses included in provision for litigation, settlements and other claims	3,545	-
Balance as of June 30, 2008	$5,000	$83

As of January 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS No. 159 permits entities to choose to measure financial assets and liabilities, with certain exceptions, at fair value at specified election dates.  We elected not to adopt its provisions for our eligible financial assets and liabilities that existed as of January 1, 2008 and June 30, 2008.

NOTE 13. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AND ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

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

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 13. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AND ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED (Continued)

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

On May 9, 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which was designed to emphasize that the selection of accounting principles is the responsibility of companies, not their auditors.  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles for the preparation and presentation of financial statements in accordance with GAAP.  SFAS No. 162 will be effective 60 days after the SEC approves the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  Companies would report any effect of applying SFAS No. 162 as a change in accounting principle.  We do not anticipate SFAS No. 162 will have an effect on our consolidated financial statements.

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

Development Division.  Our activities in the Development Division involve the development of new rental properties, primarily apartment communities, creation of new high-rise and mid-rise condominiums and town homes for sale to residents, and conversions of existing apartment communities to condominiums.  We measure the performance of the Development Division primarily by gross profit on sales.  Beginning in late 2006 and accelerating in 2007, market conditions in the homebuilding industry deteriorated, resulting in declining sales revenue and gross margins.  In addition, we incurred significant losses related to asset impairment in 2007 and 2008.  Market conditions have continued to be difficult in 2008.  See discussion below under the caption “Outlook.”

Investment Division.  Our Investment Division includes rental properties in lease-up and with stabilized operations.  We consider a property stabilized when development or renovation is substantially complete and recurring operating income exceeds operating expenses and debt service.  We measure the performance of the Investment Division primarily by net operating income, which is defined as rental revenue less property operating expenses of both consolidated and unconsolidated rental apartment communities and commercial properties.  During 2006 and 2007, we determined not to convert a number of properties we had previously targeted for conversion to condominium homes for sale.  Instead, we decided to operate these properties as rental properties and transferred them from our Development Division to our Investment Division.  In August 2007, we decided to sell these properties, which resulted in significant losses related to asset impairment.  Through June 30, 2008, we had sold ten of these properties, and are marketing one additional property for sale.  See discussion below under the caption “Outlook.”

Revenue. Our revenue is principally derived from:

•
Sales, net of a provision for uncollectible contracts receivable, which represent sales of rental developments, condominium homes, townhomes, and developed land for which revenue is reported on either the completed contract or percentage-of-completion method, as appropriate;

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

•
Property operating expenses, which are costs associated with operating, leasing, and maintaining rental apartment communities and commercial properties, including payroll and benefit expenses of site-level employees, and property taxes, insurance, and other carrying costs associated with completed real estate inventory;

•	Depreciation of rental apartment communities and commercial properties;

•	Impairment charges related to rental apartment communities, commercial properties, and real estate inventory (for other than active development projects); and

•
General and administrative expenses, a significant portion of which consists of compensation and benefits and other personnel-related costs excluding site-level employees of rental apartment communities and commercial properties and employees directly related to development activities and the write-off of pre-acquisition costs associated with projects that do not go forward.

Other income and expenses. Other income and expenses include:

•	Interest expense related to mortgages and other debt;

•
Equity in income or losses of partnerships and joint ventures, which represents our share of the net income or net loss of unconsolidated partnerships and joint ventures and may include income from distributions received from those entities in excess of our share of their income when we have recovered our investment in them (the source of these distributions is generally proceeds from financing) and write-downs of our investments in these entities when circumstances indicate our investment in them is not recoverable;

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

•	Net gain or loss on extinguishments of debt, which consists of the write-off of deferred borrowing costs and prepayment penalties incurred upon the extinguishment of debt and debt forgiven by lenders;

•	Gain on transfer of assets, which represents the excess of fair value over net carrying value of a property conveyed to a lender in satisfaction of mortgage debt; and

•	Provision for litigation, settlements and other claims.

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

In response to these events, in August 2007 we implemented a program to sell non-core assets, including all of the multi-family properties that we had previously targeted for condominium conversion.  We sold ten of these properties between September 2007 and June 30, 2008, and are marketing one additional property for sale. In general, the properties that we sold were newer, high quality assets in different stages of lease-up or renovation in connection with being repositioned as rental properties.  Moreover, we had financed most of these properties with short-term, floating rate debt.  Accordingly, the sale of these assets improved our liquidity by reducing negative cash flow, reducing debt, and generating sales proceeds.

As of June 30, 2008, we were not in compliance with financial covenants in certain of our existing debt agreements.  See NOTE 5. “NOTES PAYABLE” in the accompanying Notes to Consolidated Financial Statements and below under “Liquidity and Capital Resources” for additional information.

On March 31, 2008, we entered into an agreement to form two joint ventures with Northland Investment Corporation ("Northland"), a privately held real estate investment company. The first joint venture contemplated by the agreement (the "Real Estate Joint Venture") would be formed to own properties contributed by Tarragon and Northland , with the respective ownership and management interests in the Real Estate Joint Venture to be based on the relative value of each party’s assets. Tarragon targeted apartment properties with 6,942 units and non-recourse debt of $459 million representing approximately 30% of our total assets as of June 30, 2008, to contribute to the Real Estate Joint Venture. Based on the parties’ joint assessment of the equity in the properties targeted for contribution, Tarragon and its affiliate, Ansonia, LLC, which is Tarragon’s partner in 24 of the properties, would initially own 22.4%, and Northland would own 77.6% of the Real Estate Joint Venture. A Board of Managers controlled by Northland would manage the Real Estate Joint Venture.  The parties formed a second joint venture, Northland Properties Management L.L.C. (“NPM”), to provide property, asset and construction management services to the properties in the Real Estate Joint Venture. NPM is owned by Tarragon and Northland in the same proportion as the contemplated ownership in the Real Estate Joint Venture. In May 2008, NPM assumed management of 34 of our apartment communities under an interim management agreement.  These properties were previously managed by Tarragon Management, Inc., our wholly owned subsidiary.  In addition, 25 of our corporate employees and 215 site level employees became employees of NPM in May 2008.  The closing of the Real Estate Joint Venture with Northland is subject to lender consents and other customary closing conditions.  See NOTE 4. “INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES” for additional information.

In March 2008, Tarragon entered into a contract to sell Bermuda Island, a rental apartment community located in Naples, Florida, to an affiliate of Northland.  On July 31, Northland failed to close this purchase, despite receiving several extensions and the consent of the lender to assume and extend the existing financing.  After Tarragon requested the $250,000 contract deposit from the escrow agent, Northland immediately commenced litigation over entitlement to the deposit. This dispute with Northland may negatively impact our ability to obtain the consent of our principal lender to the formation of the Real Estate Joint Venture, which could delay closing or otherwise adversely affect our ability to close the transaction.

Our current efforts contemplate additional property sales and continued reduction in our condominium inventory and debt levels in 2008.  We also intend to seek financially strong partners to join in future developments.

During the three and six months ended June 30, 2008, we recorded impairment charges of $18.4 million and $32.9 million, respectively, $709,000 and $1.7 million, respectively, of which were presented in cost of sales.  The remaining impairment charges of $17.6 million and $31 million, respectively, were presented in impairment charges, $125,000 and $156,000, respectively, of which was presented in discontinued operations in the Consolidated Statements of Operations for the three and six months ended June 30, 2008.  If current estimates or expectations change in the future, or if market conditions continue to deteriorate, we may be required to recognize additional impairment charges related to current or future projects.

During the three and six months ended June 30, 2007, we recorded impairment charges of $199 million and $203.4 million, respectively, $39.1 million and $43.5 million, respectively, of which was presented in cost of sales.  The remaining impairment charges of $121.2 million for both periods of 2007 were presented in impairment charges, and $38.7 million for both periods of 2007 was presented in discontinued operations in the Consolidated Statements of Operations.

We present our consolidated financial statements on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  As of June 30, 2008, we had $972.6 million of consolidated debt, and we guaranteed additional debt of one unconsolidated joint venture of $30.2 million.  As of June 30, 2008, we had stockholders’ deficit of $155.1 million.  These factors raise substantial doubt about our ability to continue as a going concern.

There can be no assurance that we will be able to complete our planned sales of properties, modify or obtain waivers of financial covenants in our debt agreements, extend or refinance our maturing debt obligations, or continue to sell completed homes in our inventory.  If we are unable to generate sufficient liquidity to fund our operations or are unable to modify or obtain waivers of financial covenants and extend or refinance our maturing debt, it may be necessary for us to undertake other actions as may be appropriate at such time.  The accompanying Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets.

As a result of the marked slowdown in sales and the decline in home prices in the markets where we operate, together with the increasingly more restricted credit market and the other financial constraints affecting us, we have de-emphasized for sale housing in our future project planning in favor of rental housing, hospitality developments and mixed-use projects.  Accordingly, we expect the volume of home sales to continue to decline and the revenue from sales of rental properties we have developed to increase.  This change is expected to make our earnings and revenue even more volatile.  Based on current market conditions, we anticipate that, over the next several years, new developments undertaken by the Development Division will be primarily traditional, low-rise rental apartments with a greater emphasis on suburban garden apartment developments than in the recent past.  We believe this approach will enable us to maintain a sufficient development infrastructure to undertake additional developments as appropriate opportunities arise.

Our current efforts contemplate completing and selling out our remaining five condominium conversion projects, selling seven of our existing development properties, and selling four of our rental properties.  We anticipate expanding our use of operating and financial joint ventures with third parties with greater access to capital to facilitate obtaining construction financing and to fund a portion of the required equity of our future development projects.

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

Rental Properties in “Lease-up.”  Rental properties that have not yet been stabilized typically have lower rental revenue and net operating income (or higher operating losses) than rental properties that are stabilized. Trends in our results of operations from period to period may not be comparable when we have a number of properties in lease-up. However, once a property has been stabilized, the results for that property for a period in which it is stabilized will likely be markedly better than the results for that property during lease-up, which may also affect trends in our results of operations. Where possible, when we make comparisons between periods, we segregate the results of properties that were in lease-up in either or all of the periods to better illustrate the trends in our results of operations.

Results of Operations

Overview

Total consolidated revenue was $64.4 million and $229.1 million, respectively, for the three and six months ended June 30, 2008 and $69.9 million and $214.2 million, respectively, for the corresponding periods in 2007.  Sales revenue decreased $3.4 million for the three months ended June 30, 2008 and increased $18.6 million for the six months ended June 30, 2008.  See discussion of sales revenue below under the caption “Development Division.”

Rental and other revenue decreased $2.1 million, or 10%, and $3.7 million, or 8.8%, respectively, for the three and six months ended June 30, 2008, compared to the corresponding periods in 2007.  Of these decreases, $2.2 million and $3.9 million, respectively, for the three and six months ended June 30, 2008, was attributable to two properties sold in 2007 and one property sold in 2008.  Three properties currently being converted to condominium homes for sale accounted for additional decreases in revenue of $323,000 and $685,000, respectively, for the three and six months ended June 30, 2008.  One property conveyed to the lender in May 2008 by a deed in lieu of foreclosure accounted for decreases in revenue of $436,000 and $511,000, respectively.  These decreases were partially offset by increases of $729,000 and $1.4 million, respectively, contributed by one property repositioned in 2007 for the three and six months ended June 30, 2008.

Loss from continuing operations was $39.5 million and $55.7 million, respectively, for the three and six months ended June 30, 2008, compared to $155 million and $156.4 million, respectively, for the corresponding periods in 2007, as a result of the following factors:

•
Impairment charges were $17.6 million and $31 million, respectively, for the three and six months ended June 30, 2008, compared to $121.2 million for the corresponding periods in 2007.  These charges relate to seven development projects, one repositioned property, and two apartment communities.

•
Sales revenue decreased $3.4 million to $45.3 million for the three months ended June 30, 2008, and increased $18.6 million to $191.1 million for the six months ended June 30, 2008, from $48.7 million and $172.5 million, respectively, for the corresponding periods in 2007.  See the discussion of sales revenue below under the caption “Development Division.”

•	Rental and other revenue decreased $2.1 million and $3.7 million, respectively, for the three and six months ended June 30, 2008, as discussed above, compared to the corresponding periods in 2007.

•
Cost of sales, including impairment charges for certain active development projects, decreased $50.3 million and $46.4 million to $41.1 million and $161.3 million, respectively, for the three and six months ended June 30, 2008, from $91.4 million and $207.7 million, respectively, for the corresponding periods in 2007.  See the discussion of cost of sales below under the caption “Development Division.”

•
Corporate general and administrative expenses decreased $3.3 million and $336,000, respectively, in the three and six months ended June 30, 2008, compared to the corresponding periods in 2007.  See the discussion below under the caption “General and Administrative Expenses.”

•
Equity in income (loss) of partnerships and joint ventures was $529,000 and $415,000, respectively, for the three and six months ended June 30, 2008, compared to ($5.7 million) and ($5.4 million), respectively, for the corresponding periods in 2007.  See the discussion below under the caption “Equity in Income (Loss) of Unconsolidated Partnerships and Joint Ventures.”

•
Minority interests in income of consolidated partnerships and joint ventures decreased $652,000 for the three months ended June 30, 2008, and increased $6.8 million for the six months ended June 30, 2008.  See the discussion below under the caption “Minority Interests.”

•	Interest expense increased $5.1 million and $8 million, respectively, for the three and six months ended June 30, 2008. See the discussion below under the caption “Other Interest.”

•
We recognized a net loss on debt restructuring of $45,000 and $3.5 million, respectively, during the three and six months ended June 30, 2008.  See the discussion below under the caption “Net Loss on Debt Restructuring.”

•
A gain on transfer of assets of $2.2 million for the excess of the fair value of a property over its carrying value was recognized in May 2008.  See the discussion below under the caption “Gain on Transfer of Assets.”

•
Provision for litigation, settlements and other claims increased $3.2 million and $3.8 million, respectively, for the three and six months ended June 30, 2008.  See the discussion below under the caption “Provision for Litigation, Settlements and Other Claims.”

Operating Results of Consolidated Rental Properties.  At June 30, 2008, our consolidated rental properties presented in continuing operations included rental communities with 7,479 apartments (excluding 304 units presented in discontinued operations).

The following table summarizes aggregate property level revenue and expenses for our consolidated rental properties presented in continuing operations for the three and six months ended June 30, 2008 and 2007.  The revenue and expenses below exclude management fees and other revenue, property taxes, insurance, interest, and other carrying costs associated with development projects, and interest expense on corporate debt.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
Rental revenue	$18,287	$20,274	$(1,987)	$36,955	$40,508	$(3,553)
Property operating expenses	(10,339)	(10,218)	(121)	(20,005)	(19,815)	(190)
Interest expense	(10,937)	(9,442)	(1,495)	(19,861)	(18,436)	(1,425)
Depreciation expense	(3,046)	(3,892)	846	(7,270)	(7,699)	429
	$(6,035)	$(3,278)	$(2,757)	$(10,181)	$(5,442)	$(4,739)

The following tables illustrate the changes in revenue and expenses of our consolidated rental properties between the three and six months ended June 30, 2008 and 2007 resulting from properties undergoing conversion to condominium homes for sale, properties we have disposed of, a property repositioned in 2007, and properties in lease-up:

	Changes for the Three Months Ended June 30, 2008
	Condominium Conversions (1)	Property Conveyed to Lender	Repositioned Property (2)	Properties in Lease-up (3)	Properties Sold (4)	Other	Total
Rental revenue	$(340)	$(436)	$729	$32	$(2,184)	$212	$(1,987)
Property operating expenses	27	178	(616)	(322)	929	(317)	(121)
Interest expense	(396)	42	(2,354)	(1,877)	2,596	494	(1,495)
Depreciation expense	-	-	-	(99)	850	95	846
	$(709)	$(216)	$(2,241)	$(2,266)	$2,191	$484	$(2,757)

(1)	Residual rental operations from properties in our owned portfolio.
(2)	Represents one repositioned property transferred to the Investment Division during 2007.
(3)	Includes five properties in lease-up during one or both periods presented.
(4)	Includes two properties sold in 2007 and one property sold in April 2008.

	Changes for the Six Months Ended June 30, 2008
	Condominium Conversions (1)	Property Conveyed to Lender	Repositioned Property (2)	Properties in Lease-up (3)	Properties Sold (4)	Other		Total
Rental revenue	$(756)	$(511)	$1,415	$(80)	$(3,888)	$267		$(3,553)
Property operating expenses	181	259	(1,208)	(361)	1,619	(680)		(190)
Interest expense	(624)	87	(3,192)	(2,930)	4,187	1,047	(5)	(1,425)
Depreciation expense	-	(1,307)	-	(82)	1,641	177		429
	$(1,199)	$(1,472)	$(2,985)	$(3,453)	$3,559	$811		$(4,739)

(1)	Residual rental operations from properties in our owned portfolio.
(2)	Represents one repositioned property transferred to the Investment Division during 2007.
(3)	Includes five properties in lease-up during one or both periods presented.
(4)	Includes two properties sold in 2007 and one property sold in April 2008.
(5)	In the third and fourth quarters of 2007, outstanding debt was reduced by $11 million.

The following table summarizes aggregate property level revenue and expenses of four consolidated rental properties sold since the beginning of 2007 (one of which was sold in 2008) and one consolidated rental property held for sale at June 30, 2008, presented in continuing operations for the three and six months ended June 30, 2008 and 2007.  For further discussion, see NOTE 9. “ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS.”

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Rental revenue	$883	$2,361	$2,037	$4,561
Property operating expenses	(742)	(1,248)	(1,618)	(2,406)
Depreciation expense	-	(850)	-	(1,642)
Impairment recoveries (charges)	240	(74,689)	240	(74,689)
General and administrative expenses	(2)	-	(2)	-
Interest expense	(2,030)	(3,266)	(2,794)	(5,991)
Loss on extinguishment of debt	(18)	-	(18)	-
	$(1,669)	$(77,692)	$(2,155)	$(80,167)

General and Administrative Expenses.  Corporate general and administrative expenses decreased $3.3 million and $336,000, respectively, for the three and six months ended June 30, 2008, compared to the corresponding periods in 2007 principally due to decreases in the write-off of pre-acquisition costs associated with projects that did not go forward of $1.3 million in the three and six months ended June 30, 2008, compared to the same periods in 2007.  Rent and personnel costs also decreased due to the personnel reductions between August 2007 and June 2008, as well as the transfer of employees to NPM in May 2008.  These decreases are partially offset by increases of $980,000 and $1.3 million, respectively, in marketing and selling costs related to completed development projects for the three and six months ended June 30, 2008, compared to the same periods in 2007.

Property general and administrative expenses decreased $566,000 and $786,000, respectively, for the three and six months ended June 30, 2008, compared to the corresponding periods in 2007 principally due to personnel reductions between August 2007 and June 2008, as well as the transfer of employees to NPM in May 2008.

Equity in Income (Loss) of Unconsolidated Partnerships and Joint Ventures.  The following table summarizes the components of equity in income (loss) of unconsolidated partnerships and joint ventures for the indicated periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007

Sales revenue	$3,062	$35,776	$11,157	$42,477
Cost of sales	(1,975)	(28,999)	(10,077)	(35,309)
Gross profit from sales	1,087	6,777	1,080	7,168

Property taxes and insurance	7	-	(61)	-
Interest expense	(145)	-	(423)	-
General and administrative expenses	(147)	-	(238)	-
Mortgage banking income	31	329	69	597
Elimination of management and other fees paid to Tarragon	12	84	65	169
Outside partners’ interests in income of unconsolidated joint ventures	(154)	(6,888)	78	(7,247)
Overhead costs associated with investments in unconsolidated joint ventures	-	(221)	-	(285)
Performance-based compensation related to development projects of unconsolidated joint ventures	-	7	-	(7)
Impairment charges	(272)	(5,819)	(272)	(5,819)
Distributions in excess of investment	109	-	109	-
Other	1	2	8	(14)
Equity in income (loss) of unconsolidated partnerships and joint ventures	$529	$(5,729)	$415	$(5,438)

Sales revenue of unconsolidated joint ventures decreased $32.7 million and $31.3 million, respectively, for the three and six months ended June 30, 2008, compared to the corresponding periods in 2007, primarily due to a decrease in closings at Lofts on Post Oak, a condominium conversion project in Houston, Texas that is approaching completion and close-out, and Orchid Grove, a townhome development in Pompano Beach, Florida that has experienced a significant slowdown in sales since closings began in the second quarter of 2007.

Gross profit on unconsolidated sales revenue decreased $5.7 million and $6.1 million, respectively, in the three and six months ended June 30, 2008, compared to the corresponding periods in 2007, primarily due to the reduction in closings at Lofts on Post Oak and Orchid Grove, and the resulting decline in sales revenue.

Outside partners’ interest in income of unconsolidated joint ventures decreased $6.7 million and $7.3 million, respectively, for the three and six months ended June 30, 2008, compared to the corresponding periods in 2007 as a result of the decline in gross profit from sales of unconsolidated joint ventures.

Impairment charges for the three and six months ended June 30, 2007, relate to the write-off of our investment in Orchid Grove upon concluding that our investment was not recoverable.

Minority Interests.  Minority interests in income of consolidated partnerships and joint ventures decreased $652,000 for the three months ended June 30, 2008, and increased $6.8 million for the six months ended June 30, 2008.  The decrease for the three months is primarily related to the reduction in profit of one property over the corresponding period in 2007.  The increase for the six months ended June 30, 2008, is principally due to recording expense of $9.4 million representing our partner’s share of the gross profit from the sale of a rental development in February 2008, partially offset by our recognition of $1.4 million in minority interest income representing our partner’s share of an impairment charge related to a development project in the first quarter of 2008.

Other Interest.  Interest expense increased $5.1 million and $8 million, respectively, for the three and six months ended June 30, 2008, of which $2.9 million and $5 million, respectively, are related to discontinuing capitalization of interest expense during 2007 and 2008 for completed development projects and projects for which development activities have ceased.  Interest expense on corporate debt increased $1.3 million and $1.1 million, respectively, for the three and six months ended June 30, 2008, compared to the corresponding periods in 2007, primarily due to additional debt incurred in the fourth quarter of 2007.  For the three and six months ended June 30, 2008, we recorded default interest and late fees of $2.2 million and $2.3 million, respectively, on five loans which had matured as of June 30, 2008.

Gain on Sale of Real Estate.  The following table summarizes sales of consolidated properties during the six months ended June 30, 2008 and 2007.  Except for the gain on sale of Lots 1 and 2 of Vintage at the Parke, the gains on sale below are presented in discontinued operations in accordance with SFAS No. 144.

Date of Sale	Property	Sale Price	Net Cash Proceeds	Gain on Sale

2008
January	Creekwood North	$11,800	$5,429	$8,707
January	Park Dale Gardens	6,200	390	3,968
February	University Center	2,750	2,638	138
April	Northgate	19,650	2,220	-
		$40,400	$10,677	$12,813
2007
January	Lots 1 and 2 Vintage at the Parke	$1,000	$659	$398
May	Merritt 8 Office Building	24,500	5,592	1,362
		$25,500	$6,251	$1,760

Net Loss on Debt Restructuring.  During the three months ended March 31, 2008, we recognized a gain of $2.4 million related to the repurchase of all of the $5.8 million of outstanding senior convertible notes and $400,000 of accrued interest for $3.6 million.  This gain was offset by a loss of $5.9 million for the fair value of warrants issued to the affiliate noteholders previously recognized in the three months ended March 31, 2008.  See further discussion at NOTE 5. “NOTES PAYABLE” in the accompanying Notes to Consolidated Financial Statements.

Gain on Transfer of Assets.  In May 2008, we deeded a property to the lender in satisfaction of two loans totaling $6.4 million by a deed in lieu of foreclosure.  In connection with this property transfer, we recognized a gain of $2.2 million for the excess of the fair value of the property over its carrying value.  In addition, we recognized a $45,000 loss on debt restructuring for the excess of the fair value of the property over the amount of the satisfied debt.

Provision for Litigation, Settlements and Other Claims.  Provision for litigation, settlements and other claims was $5.1 million and $5.7 million, respectively, for the three and six months ended June 30, 2008, compared to $1.9 million for each of the corresponding periods in 2007.  These provisions relate to loss contingencies in connection with legal claims and loan guarantees.

Development Division

Sales Revenue, Cost of Sales, and Gross Profit (Loss) from Sales.  As stated previously, results for our segments do not distinguish between revenue and expenses of consolidated properties and revenue and expenses of unconsolidated properties. Therefore, revenue, cost of sales, and gross profit or loss from homebuilding sales presented below include both consolidated and unconsolidated for-sale communities.  As stated previously, cost of sales includes, among other costs, development salaries, marketing, and selling costs.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2008		2007		2008		2007
	Units	Dollars	Units	Dollars	Units	Dollars	Units	Dollars
Sales revenue recognized on the closing method:
Consolidated communities:
Condominium conversions	80	$10,931	266	$44,242	197	$26,211	506	$87,142
Townhome and traditional new developments	4	2,087	26	10,658	6	3,129	61	21,774
High-and mid-rise developments	38	23,167	-	-	59	34,868	-	-
Rental developments	-	-	-	-	217	116,180	180	30,250
Land developments	-	-	12	464	-	-	28	1,176
	122	36,185	304	55,364	479	180,388	775	140,342

Unconsolidated communities
Condominium conversions	4	941	43	11,374	42	9,036	68	17,798
Townhome and traditional new developments	7	2,121	58	23,998	7	2,121	58	23,998
	11	3,062	101	35,372	49	11,157	126	41,796
Total sales revenue recognized on the closing method	133	39,247	405	90,736	528	191,545	901	182,138

Sales revenue recognized on the percentage-of-completion method (1):
Consolidated communities:
High- and mid-rise developments	9	9,091	2	(6,674)	5	10,746	34	32,174
Unconsolidated communities
High- and mid-rise developments	-	-	-	404	-	-	-	681
Total sales revenue recognized on the percentage-of-completion method	9	9,091	2	(6,270)	5	10,746	34	32,855
Total sales revenue	142	$48,338	407	$84,466	533	$202,291	935	$214,993

(1)
Number of units represents units sold net of defaults for which revenue recognition began during the year.  Revenue includes revenue on units sold in the current period as well as additional revenue from units sold in prior periods as construction progresses and additional revenue is recognized, and is net of an allowance for potential defaults.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
Cost of sales recognized on the closing method:
Consolidated communities:
Condominium conversions	$7,996	$71,730	$(63,734)	$20,964	$115,681	$(94,717)
Townhome and traditional new developments	2,073	10,048	(7,975)	2,233	20,279	(18,046)
High- and mid-rise developments	22,434	8,931	13,503	33,585	9,996	23,589
Rental developments	-	-	-	91,384	29,113	62,271
Land developments	-	474	(474)	-	1,200	(1,200)
	32,503	91,183	(58,680)	148,166	176,269	(28,103)

Unconsolidated communities:
Condominium conversions	(146)	11,207	(11,353)	7,949	17,549	(9,600)
Townhome and traditional new developments	2,121	17,438	(15,317)	2,128	17,438	(15,310)
	1,975	28,645	(26,670)	10,077	34,987	(24,910)
Total cost of sales recognized on the closing method	34,478	119,828	(85,350)	158,243	211,256	(53,013)

Cost of sales recognized on the percentage-of-completion method:
Consolidated communities:
High-and mid-rise developments	8,617	209	8,408	13,138	31,405	(18,267)
Unconsolidated communities:
High-and mid-rise developments	-	354	(354)	-	322	(322)
Total cost of sales recognized on the percentage-of-completion method	8,617	563	8,054	13,138	31,727	(18,589)
Total cost of sales	$43,095	$120,391	$(77,296)	$171,381	$242,983	$(71,602)

Gross profit (loss) on sales revenue recognized on the closing method:
Consolidated communities:
Condominium conversions	$2,935	$(27,488)	$30,423	$5,247	$(28,539)	$33,786
Townhome and traditional new developments	14	610	(596)	896	1,495	(599)
High- and mid-rise developments	733	(8,931)	9,664	1,283	(9,996)	11,279
Rental developments	-	-	-	24,796	1,137	23,659
Land developments	-	(10)	10	-	(24)	24
	3,682	(35,819)	39,501	32,222	(35,927)	68,149
Unconsolidated communities:
Condominium conversions	1,087	167	920	1,087	249	838
Townhome and traditional new developments	-	6,560	(6,560)	(7)	6,560	(6,567)
	1,087	6,727	(5,640)	1,080	6,809	(5,729)
Total gross profit (loss) on sales revenue recognized on the closing method	4,769	(29,092)	33,861	33,302	(29,118)	62,420

Gross profit (loss) on sales revenue recognized on the percentage-of-completion method:
Consolidated communities:
High-and mid-rise developments	474	(6,883)	7,357	(2,392)	769	(3,161)
Unconsolidated communities
High-and mid-rise developments	-	50	(50)	-	359	(359)
Total gross profit (loss) on sales revenue recognized on the percentage-of-completion method	474	(6,833)	7,307	(2,392)	1,128	(3,520)
Total gross profit (loss) on sales	$5,243	$(35,925)	$41,168	$30,910	$(27,990)	$58,900

The following table presents sales revenue for both consolidated and unconsolidated communities by product type:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change

High- and mid-rise developments	$32,258	$(6,270)	$38,528	$45,614	$32,855	$12,759
Townhome and traditional new developments	4,208	34,656	(30,448)	5,250	45,772	(40,522)
Condominium conversions	11,872	55,616	(43,744)	35,247	104,940	(69,693)
Rental developments	-	-	-	116,180	30,250	85,930
Land developments	-	464	(464)	-	1,176	(1,176)
Total	$48,338	$84,466	$(36,128)	$202,291	$214,993	$(12,702)

Total sales revenue decreased $36.1 million, or 42.7%, to $48.3 million for the three months ended June 30, 2008, and decreased $12.7 million, or 5.9%, to $202.3 million for the six months ended June 30, 2008, compared to the corresponding periods in 2007.  The overall decrease in sales revenue for the three months ended June 30, 2008, compared to the corresponding period in 2007, was principally comprised of:

•
$30.4 million decrease in revenue from townhome and traditional new developments due to lower sales volume and prices, with $21.9 million related to one unconsolidated project in Florida for which sales have declined significantly since closing sales began in 2007;

•
$43.7 million decrease in condominium conversions projects resulting primarily from fewer sales and lower sales prices in the Florida market, as well as several projects completed and closed out in 2007; and

•
$38.5 million increase in revenue from high- and mid-rise developments principally the result of a $19.4 million provision for uncollectible contracts receivable recorded in 2007, an $8.1 million increase in sales related to a property that began closing sales in October 2007, and a $6.6 million increase in a Florida high-rise project nearing sell out.

The overall decrease in sales revenue for the six months ended June 30, 2008, compared to the corresponding period in 2007, was principally comprised of:

•	$40.5 million decrease in revenue from townhome and traditional new developments due to lower sales volume, with $21.9 million related to one Florida project that began closing sales in 2007;
•	$69.7 million decrease in condominium conversion projects of which $36.5 million relates to projects closed out in 2007, and $20 million relates to projects closed out in 2008;
•	$85.9 million increase in revenue from the sale of rental developments; one project was sold in February 2008 for $116.2 million, while a project was sold in January 2007 for $30.3 million; and
•
$12.8 million increase in revenue from high- and mid-rise developments principally resulting from $14.5 million in sales in 2008 for a property that began closing sales in October 2007, a $10.7 million increase for a property that recorded a $19.4 million provision for uncollectible contracts receivable in 2007 and has experienced a slowdown in sales, and a $14.9 million decrease for a property that sold out in 2007.

Events in 2007 affecting the sub-prime mortgage market, including tightening of credit standards, have impacted the ability of buyers to sell their existing homes and to obtain suitable financing to purchase new homes.  These market conditions continue to negatively impact our sales revenue in 2008.  In addition, we discontinued revenue recognition under the percentage of completion method for one project effective January 1, 2008.  See discussion in NOTE 2. “SIGNIFICANT ACCOUNTING POLICIES – Revenue Recognition” in the accompanying Notes to Consolidated Financial Statements.

Total cost of sales was $43.1 million and $171.4 million for the three and six months ended June 30, 2008, compared to $120.4 million and $243 million in the corresponding periods in 2007.  The overall decrease in cost of sales for the three months ended June 30, 2008, compared to the corresponding period in 2007, was comprised of:

•	$75.1 million decrease for condominium conversion projects principally related to the decline in revenue and a decrease in impairment charges of $38.4 million over the prior year;
•	$23.3 million decrease related to net declines in sales for townhome and traditional new developments; and
•	$21.6 million increase related to an increase in revenue for high- and mid-rise developments.

The overall decrease in cost of sales for the six months ended June 30, 2008, compared to the corresponding period in 2007, was comprised of:

•	$62.3 million increase related to sales of rental developments;
•	$104.3 million decrease related to a decline in revenue from condominium conversion projects and a decrease in impairment charges of $41.8 million; and
•	$33.4 million decrease related to a decline in revenue for townhome and traditional new developments.

Gross profit from home sales was $5.2 million and $30.9 million, respectively, for the three and six months ended June 30, 2008, compared to gross loss from home sales of ($35.9 million) and ($28 million), respectively, for the corresponding periods in 2007.  As discussed above, the overall increase in gross profit in the first six months of 2008 was principally due to gross profit on the sale of a rental development in February 2008 and a decrease in impairment charges included in cost of sales of $41.8 million over the prior year, and partially offset by lower revenue and gross profit from condominium conversion projects.  The overall increase in gross profit in the second quarter of 2008, compared to the corresponding period in 2007, was principally due to the decrease in impairment charges included in cost of sales of $38.4 million over the prior year.  For the three and six months ended June 30, 2008, gross profit (loss) as a percentage of consolidated and unconsolidated sales revenue was 10.8% and 15.3%, respectively, compared to (42.5%) and (13%), respectively, for the corresponding periods in 2007.  Gross profit on sales is based on estimates of total project sales value and total project costs.  The increase in the gross profit percentage is principally due to the sale of a rental development in February 2008, which yielded a gross profit percentage of 21.3%.  When estimates of sales value or project costs are revised, we adjust gross profit in the period of change so that cumulative project earnings reflect the revised profit estimate.  Margin increases resulted in lower cost of sales and higher gross profit of $1.3 million and $581,000, respectively, for the three and six months ended June 30, 2008.  Margin reductions resulted in additional cost of sales and lower gross profit of $4.7 million and $5.1 million, respectively, for the three and six months ended June 30, 2007.

Regional Analysis of Sales Revenue and Gross Profit (Loss). The Development Division operates in seven states.  For the purposes of this discussion, we have established regional groupings as follows.  Central Florida is comprised primarily of projects in Orlando and surrounding cities.  West Florida includes projects located in Tampa, Sarasota, and Fort Meyers.  Projects in South Florida are located in Miami Beach, Fort Lauderdale, Boynton Beach, Hypoluxo, and Pompano Beach.  The North Florida and South Carolina region include projects located in the Jacksonville, Florida, and Charleston, South Carolina, metropolitan areas.  The Northeast region includes projects in Hoboken, Edgewater, and Palisades Park, New Jersey; Warwick, New York; and Meriden, Connecticut.

As of June 30, 2008, the number of remaining units in our active projects within each of these regions was as follows:

Remaining Units as of June 30, 2008

Central Florida	20
West Florida	194
South Florida	903
North Florida and South Carolina	862
Northeast	760
2,739

The following table presents sales revenue for our development properties for the periods presented by each region described above, with the remaining projects included in the Other category:

	For the Three Months Ended June 30,
	2008		2007
	Percentage of Segment Sales Revenue	Sales Revenue	Percentage of Segment Sales Revenue	Sales Revenue	Increase (Decrease)

Central Florida	-	$-	4%	$3,444	$(3,444)
West Florida	9%	4,094	14%	11,647	(7,553)
South Florida	21%	10,209	36%	30,418	(20,209)
North Florida and South Carolina	14%	6,838	34%	28,588	(21,750)
Northeast	54%	26,256	(1%)	(1,006)	27,262
Other (1)	2%	941	13%	11,375	(10,434)
	100%	$48,338	100%	$84,466	$(36,128)

(1)	Includes a project in Houston, Texas.

The decrease in sales revenue for Central Florida was primarily due to a decrease in sales for a Kissimmee townhome project that is nearing close-out, for which revenue decreased $3.2 million.  This project had no closings during the three months ended June 30, 2008.  All condominium conversion projects in Central Florida were sold out in 2007.

The decrease in sales revenue for West Florida was driven by condominium conversions and was principally due to a $6.1 million decrease in sales revenue for a Tampa project that sold out in 2007.  As of June 30, 2008, we had one condominium conversion project in this region (in Tampa) with 178 remaining units.  This project had no sales during the three months ended June 30, 2008.

The decrease in sales revenue for South Florida is primarily due to a $4.1 million decrease related to a Boynton Beach condominium conversion project for which the remaining units were sold in bulk in December 2007 and a decrease of $21.9 million for a Pompano Beach townhome development that began closing units in April 2007.  This project sold seven units in the three months ended June 30, 2008, compared to 58 units in the corresponding period of 2007.  These decreases were partially offset by a $6.6 million increase for a high-rise development in Fort Lauderdale that sold nine units in the three months ended June 30, 2008, compared to one unit in the corresponding period of the prior year.  This project had eight remaining units at June 30, 2008.

Projects in North Florida and South Carolina are condominium conversions, with four projects with sales in 2008, one of which sold out in March 2008.    The other three projects had an aggregate 261 remaining units at June 30, 2008.  These projects had a $10 million decrease in sales in the three months ended June 30, 2008.  Of this decrease, $3 million relates to the project that sold out in March 2008.  The remaining $11.7 million decrease for this region resulted from three projects that were closed out in 2007:  $3.5 million from a project in Jacksonville, Florida, and $8.2 million from two projects in Mt. Pleasant, South Carolina.

In the Northeast, revenue increased $27.3 million, principally due to a $27.5 million increase in revenue for a high-rise development in Edgewater, New Jersey.  This increase was partially due to a provision in June 2007 for uncollectible contracts receivable of $19.4 million.  In addition, this project sold 21 units in the three months ended June 30, 2008, while no units were sold in the corresponding period of 2007.  See the discussion above under the caption “Consolidated Results of Operations – Development Division – Sales Revenue, Cost of Sales, and Gross Profit (Loss) from Sales” and in NOTE 2. “SIGNIFICANT ACCOUNTING POLICIES” in the Notes to Consolidated Financial Statements.  An $8.1 million increase came from a mid-rise project in Palisades Park, New Jersey, that began closings and commenced revenue recognition in the fourth quarter of 2007.  Partially offsetting these increases was a decrease of $3 million from three mid-rise projects in Hoboken, New Jersey, that were sold out in 2007.  In addition, a decrease of $5.4 million relates to a traditional new development in Warwick, New York, that sold three homes in the three months ended June 30, 2008, compared to 13 homes in the corresponding period of 2007.

The $10.4 million decrease in the Other category was related to the condominium conversion project in Houston, Texas that sold out in May 2008.

The following table presents sales revenue for our development properties for the periods presented by each region described above, with the remaining projects included in the Other category:

	For the Six Months Ended June 30,
	2008		2007
	Percentage of Segment Sales Revenue	Sales Revenue	Percentage of Segment Sales Revenue	Sales Revenue	Increase (Decrease)

Central Florida	-	$-	5%	$10,975	$(10,975)
West Florida	4%	7,078	14%	29,782	(22,704)
South Florida	5%	11,637	18%	38,257	(26,620)
North Florida and South Carolina	10%	19,524	23%	50,360	(30,836)
Northeast	77%	155,016	32%	68,066	86,950
Other (1)	4%	9,036	8%	17,553	(8,517)
	100%	$202,291	100%	$214,993	$(12,702)

(1)	Includes a project in Houston, Texas.

The decrease in sales revenue for Central Florida was primarily due to a decrease in sales revenue for a townhome project in Kissimmee that is nearing close-out, for which revenue decreased $10 million.  All condominium conversion projects in this region were sold out in 2007.

The decrease in sales revenue for West Florida was driven by condominium conversions, with an $8.8 million decrease in sales revenue for a Tampa project that sold out in 2007 and a $9.7 million decrease in sales revenue for two other Tampa projects, one of which sold out in 2008, and the other of which had 16 remaining units at June 30, 2008.  A $1.2 million decrease relates to a mid-rise development in Fort Meyers that sold out in 2007.  A decrease of $2.6 million relates to the remaining condominium conversion project in this region, which had no sales during the six months ended June 30, 2008.

The decrease in sales revenue for South Florida is primarily due to a $7.3 million decrease related to a Boynton Beach condominium conversion project for which the remaining units were sold in bulk in December 2007 and a decrease of $21.9 million related to lower sales volume at a Pompano Beach townhome development that began closing units in April 2007 and closed seven units in the six months ended June 30, 2008, compared to 58 units in the corresponding period of 2007.  In addition, a $1.8 million decrease came from a condominium conversion in Miami Beach that sold out in 2007.  These decreases were partially offset by an increase of $4.3 million for a high-rise development in Fort Lauderdale that sold 11 units in the six months ended June 30, 2008, compared to three in the corresponding period of 2007.

Projects in North Florida and South Carolina are condominium conversions, with four projects completing sales in 2008.  These projects had a $12.4 million decrease in sales in the current period.  Of this amount, $2.4 million relates to the project that sold out in March 2008.  The remaining $18.5 million decrease for this region resulted from three projects that were closed out in 2007:  $6.7 million from a project in Jacksonville, Florida, and $11.7 million from two projects in Mt. Pleasant, South Carolina.

In the Northeast, we completed and sold a rental development in Hoboken, New Jersey in February 2008 for $116.2 million.  A $30.3 million decrease resulted from the sale of a rental development in Meriden, Connecticut, in January 2007.  Revenue increased $10.7 million for a high-rise development in Edgewater, New Jersey.  This increase is net of a decrease related to a provision of $19.4 million in 2007 for uncollectible receivables as a result of the increase in contract defaults experienced in 2007.  A $15.6 million decrease came from three mid-rise developments in Hoboken, New Jersey, that have been completed and closed out.  In addition, a decrease of $8.6 million relates to a traditional new development in Warwick, New York, that sold six homes in the six months ended June 30, 2008, compared to 20 homes in the corresponding period of 2007.  A $14.5 million increase was contributed by a mid-rise development in Palisades Park, New Jersey, that began closings and commenced revenue recognition in the fourth quarter of 2007.

The $8.5 million decrease in the Other category was related to a condominium conversion project in Houston, Texas, that sold out in May 2008.

The following table presents gross profit (loss) for our development properties for the periods presented by region:

	For the Three Months Ended June 30,
	2008		2007
	Percentage of Segment Gross Profit (Loss)	Gross Profit (Loss)	Percentage of Segment Gross Profit (Loss)	Gross Profit (Loss)	Increase (Decrease)

Central Florida	4%	$213	1%	$(182)	$395
West Florida	23%	1,213	25%	(8,910)	10,123
South Florida	31%	1,642	35%	(12,512)	14,154
North Florida and South Carolina	19%	995	6%	(2,405)	3,400
Northeast	5%	255	34%	(12,243)	12,498
Other (1)	18%	925	(1%)	327	598
	100%	$5,243	100%	$(35,925)	$41,168

(1)	Includes a project in Houston, Texas.

The increase in gross profit for Central Florida was primarily related to final gross profit adjustments on two projects in Orlando that are now closed out.

In West Florida, gross profit in the current period exceeded the prior period primarily due to an impairment charge in 2007  of $8.9 million for a condominium conversion project in Tampa, with 178 remaining units at June 30, 2008.  See the discussion of impairment charges above under the caption “Business Overview – Outlook – Development Division.”  A $1.2 million increase relates to margin reductions in 2007 for another condominium conversion project in Tampa.  This project had 16 remaining units at June 30, 2008.

The decrease in gross loss for South Florida was principally due to impairment charges during the first six months of 2007 totaling $17.5 million for condominium conversion projects that were sold out in 2007.  Additionally, a $3.1 million decrease in gross loss resulted from margin reductions in 2007 for a high-rise development in Fort Lauderdale.  These items were partially offset by a decrease in gross profit of $6.6 million for a townhome development in Pompano Beach that had a decline in sales revenue.

The increase in gross profit for North Florida and South Carolina in 2008 is principally due to a decrease in impairment charges of $3.8 million for two condominium conversion projects, one of which was sold out in 2007.

In the Northeast, the increase in gross profit is principally due to a decrease in impairment charges of $8.2 million for a mid-rise development in Palisades Park, New Jersey, and an increase in gross profit of $5.6 million resulting from increased sales in 2008 and margin reductions in 2007 for a high-rise development in Edgewater, New Jersey.

The increase in gross profit for the Other category was the result of an increased margin for the final sellout of the condominium conversion in Houston, Texas.

The following table presents gross profit (loss) for our development properties for the periods presented by region:

	For the Six Months Ended June 30,
	2008		2007
	Percentage of Segment Gross Profit (Loss)	Gross Profit (Loss)	Percentage of Segment Gross Profit (Loss)	Gross Profit (Loss)	Increase (Decrease)

Central Florida	4%	$1,052	(1%)	$404	$648
West Florida	5%	1,668	34%	(9,563)	11,231
South Florida	(2%)	(667)	46%	(12,965)	12,298
North Florida and South Carolina	8%	2,409	7%	(1,856)	4,265
Northeast	82%	25,523	15%	(4,397)	29,920
Other (1)	3%	925	(1%)	387	538
	100%	$30,910	100%	$(27,990)	$58,900

(1)	Includes a project in Houston, Texas.

The increase in gross profit for Central Florida was primarily related to margin reductions in 2007 for a townhome project in Kissimmee.

In West Florida, the increase in gross profit was primarily related to an impairment charge of $10 million in 2007 for a condominium conversion project in Tampa with 178 remaining units at June 30, 2008.   See the discussion of impairment charges above under the caption “Business Overview – Outlook – Development Division.”  A $1.2 million increase was contributed by another condominium conversion project in Tampa with 16 remaining units at June 30, 2008, resulting from margin reductions in 2007.

The decrease in gross loss for South Florida was principally due to impairment charges during the first six months of 2007, totaling $18.3 million for condominium projects that were sold out in 2007.  This was partially offset by a decrease in gross profit of $6.6 million for a townhome development in Pompano Beach that had a decline in sales revenue.

The increase in gross profit for North Florida and South Carolina was principally due to a decrease in impairment charges of $4.1 million for two condominium conversion projects, of which one was sold out in 2007.  A $1.2 million increase in gross profit was contributed by a project in Charleston, South Carolina, as a result of margin reductions in 2007.  A project in Orange Park, Florida, reported a $2 million decrease in gross profit resulting from margin reductions in 2008.

The increase in gross profit in the Northeast was principally due to the sale of a 217-unit rental development in Hoboken, New Jersey, in February 2008, which yielded gross profit of $24.8 million.  A $9.3 million increase was the result of a decrease in impairment charges for a mid-rise development in Palisades Park, New Jersey, that had 82 remaining units as of June 30, 2008.  Three mid-rise developments in Hoboken, New Jersey, that were sold out in June 2007 resulted in a $3.1 million decrease.  The sale of a 180-unit rental development in Meriden, Connecticut, in the first quarter of 2007 resulted in a $1.1 million decrease.

The increase in gross profit for Other was the result of an increased margin for the final sellout of a condominium conversion project in Houston, Texas.

Active Projects and Development Pipeline.  As presented in the following table, as of June 30, 2008, our sales backlog was $31.4 million from our 11 for-sale communities under active development, including both consolidated and unconsolidated projects.

	High- and Mid-rise Developments	Townhome and Traditional New Developments	Condominium Conversions	Total

Current expected average gross profit margin (1)	4.6%	0.4%	1.5%	1.9%
Number of remaining units	116	416	455	987
Backlog: (2)
Number of units	28	41	13	82
Aggregate contract prices	$16,483	$13,178	$1,752	$31,413
Average price per unit	$589	$321	$135	$383
Unsold homes under active development:
Number of units	88	375	442	905
Estimated remaining sell-out of unsold units (3)	$81,994	$144,819	$69,096	$295,909
Total estimated remaining sell-out (4)	$98,477	$157,997	$70,848	$327,322

Estimated debt on completion (5)	$24,296	$-	$28,677	$-
Ratio of fully funded debt to total estimated remaining sell-out	25.0%	-	41.0%	-

(1)	Expected gross profit margins reflect estimates of all project costs, including development salaries, marketing, selling and other costs.
(2)	Represents units sold but not yet closed.
(3)	Values in estimated remaining sell-out include other income of $4.7 million for sales other than the offering prices of homes such as marinas, parking, upgrades and commercial units.
(4)	Our weighted average profits interest is 77%.
(5)	Estimated debt on completion is equal to the total financing commitments, including amounts outstanding at June 30, 2008.

The following table presents the changes in the aggregate contract values in our sales backlog by product-type and aggregate units from March 31, 2008, to June 30, 2008:

	High- and Mid-rise Developments	Townhome and Traditional New Developments	Condominium Conversions	Total	Total Units

Backlog as of March 31, 2008	$42,165	$25,190	$7,091	$74,446	183
Net new orders	5,638	(7,179)	6,522	4,981	41
Closings	(31,320)	(4,833)	(11,861)	(48,014)	(142)
Backlog as of June 30, 2008	$16,483	$13,178	$1,752	$31,413	82

Net new orders include gross new orders for 84 units with an aggregate contract value of $26.3 million and contract cancellations for 43 units with an aggregate contract value of $22.2 million.

The following table presents our default rate by product type, which we compute as the number of firm contracts canceled in the period divided by new orders in the period.  We believe the increases in the default rate is related primarily to adverse market conditions in the mortgage lending industry.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,			For the Year Ended December 31,
	2008		2007	2008		2007	2007

High- and mid-rise developments	65.4%		20.0%	30.0%		42.9%	31.1%
Townhome and traditional new developments	500.0	% (1)	77.1%	300.0	% (1)	75.0%	67.7%
Condominium conversions	25.8%		11.0%	18.6%		11.0%	13.5%
All active development projects	47.8%		16.8%	25.5%		18.3%	19.1%

(1)
In 2008, contract defaults exceeded net new orders for our two active townhome projects.  For the three and six months ending June 30, 2008, we had net new orders of two and four, respectively, and contract defaults of ten and twelve, respectively.

The following table presents total estimated remaining sell-out, debt, the ratio of debt to total estimated remaining sell-out, and backlog as of June 30, 2008, for our completed condominium inventory:

	As of June 30, 2008
Projects	Total Estimated Remaining Sell-out	Debt	Debt/Total Estimated Remaining Sell-out	Backlog

Cobblestone at Eagle Harbor	$19,997	$9,174	46%	$-
Las Olas River House	19,513	5,549	28%	1,635
Mirabella	9,840	1,162	12%	1,149
Oxford Place	2,292	-	-	485
The Tradition at Palm Aire	37,141	18,281	49%	-
Twelve Oaks at Fenwick Plantation (1)	1,578	-	-	118
	$90,361	$34,166	38%	$3,387

(1)	This property is pledged as collateral under a line of credit with a June 30, 2008, balance of $6.6 million.

In addition to the active for-sale communities described above, we have active rental communities with 1,752 units under development.  We also have 1,321 units in 9 communities in our development pipeline.  Our development pipeline includes projects either owned or for which we have site control and for which we may not have obtained zoning and other governmental approvals and final determination of economic feasibility.  We anticipate these projects will be completed and sold over the next six years.

The following tables present the changes in the number of units in our active projects and development pipeline between March 31, 2008, and June 30, 2008:

	Changes in Units in Active Projects and Development Pipeline March 31, 2008, through June 30, 2008
	High- and Mid-rise Developments	Mixed-use Residential and Commercial Developments	Townhome And Traditional New Developments	Condominium Conversions	Rental Developments	Total

Active projects as of March 31, 2008	163	-	544	539	1,752	2,998
Closings	(47)	-	(11)	(84)	-	(142)
Discontinued projects	-	-	(117)	-	-	(117)
Active projects as of June 30, 2008	116	-	416	455	1,752	2,739

Development pipeline as of March 31, 2008	574	200	72	-	1,419	2,265
Additions	-	-	-	-	249	249
Discontinued projects	(222)	-	-	-	(722)	(944)
Development pipeline as of June 30, 2008	352	200	72	-	946	1,570

The following table presents the number of units in our active projects and development pipeline by geographic region as of June 30, 2008.  As in the regional discussion above, Northeast includes the states of Connecticut, New Jersey, and New York.  Southeast includes the states of Florida, South Carolina, Tennessee, and Texas.

	Units in Active Projects and Development Pipeline at June 30, 2008
	Northeast	Southeast	Total
High- and mid-rise developments	460	8	468
Mixed-use residential and commercial developments (1)	200	-	200
Rental communities	1,349	1,349	2,698
Townhome and traditional new developments	72	416	488
Condominium conversions	-	455	455
Total	2,081	2,228	4,309

(1)	These projects include commercial space with 204,000 square feet.

We have an aggregate weighted-average profits interest in these active projects and development pipeline of 77%.

Investment Division

As we stated previously, results for our segments do not distinguish between revenue and expenses of consolidated properties and revenue and expenses of unconsolidated properties. Therefore, rental revenue and net operating income (rental revenue less property operating expenses) in the following discussion include both consolidated and unconsolidated rental communities. Rental revenue and net operating income in the following discussion also include operating results of properties sold or held for sale and reported in discontinued operations in our consolidated operating results.  You should read the following discussion together with the operating statements and summary of net operating income in NOTE 8. “SEGMENT REPORTING” in the Notes to Consolidated Financial Statements.  Net operating income is a supplemental non-GAAP financial measure. We present a reconciliation of net operating income to net income (loss) for the Investment Division in the operating statements in NOTE 8. “SEGMENT REPORTING” in the Notes to Consolidated Financial Statements.

The Investment Division reported net operating income of $9.1 million and $18.9 million in the three months ended June 30, 2008 and 2007, respectively, and $12.5 million and $26.3 million in the six months ended June 30, 2008 and 2007, respectively.  Net operating income, as a percentage of rental revenue, was 47.3% and 46.6% for the three months ended June 30, 2008 and 2007, respectively, and 48.4% and 49.2% for the six months ended June 30, 2008 and 2007, respectively.  These decreases are primarily due to the sale of properties in 2007 and 2008.

The following table presents net operating income for our 32 same store stabilized apartment communities with 6,877 units owned for all presented periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Same store stabilized apartment communities:
Rental revenue	$16,591	$16,340	$32,905	$32,577
Property operating expenses	(8,259)	(8,025)	(15,855)	(15,225)
Net operating income	$8,332	$8,315	$17,050	$17,352

Net operating income as a percentage of rental revenue	50.2%	50.9%	51.8%	53.3%
Average monthly rental revenue per unit	$804	$792	$797	$790

Net operating income for our 32 same store stabilized apartment communities increased $17,000, or .2%, and decreased $302,000, or 1.7%, respectively, for the three and six months ended June 30, 2008, respectively, compared to the corresponding periods in 2007.  The decrease for the six month period was mostly due to a 4.1% increase in property operating expenses.

We sold four properties for a $12.8 million gain for the six months ended June 30, 2008, which is included in discontinued operations.  We sold one property for a gain of $1.4 million, which is included in discontinued operations, and one property and two out parcels at one of our properties for gains totaling $1.8 million, $1.4 million of which is presented in discontinued operations, during the three and six months ended June 30, 2007.

Interest expense decreased by $5.4 million, or 33.3%, and $10.5 million, or 33.7%, respectively, for the three and six months ended June 30, 2008, compared to the corresponding periods in 2007.  Properties sold in 2007 and 2008 accounted for decreases of $7.3 million and $13.2 million, respectively, for the three and six months ended June 30, 2008.  The 32 same store stabilized apartment communities reported decreases of $390,000 and $948,000, respectively, for the three and six months ended June 30, 2008, due to a principal reduction on a loan in connection with property sales in 2007.  Offsetting these decreases are increases of $399,000 and $942,000, respectively, for the three and six months ended June 30, 2008, for properties in lease up.  Additionally, we decided to reposition one apartment community in 2007 resulting in an increase of $2 million and $2.4 million, respectively, for the three and six months ended June 30, 2008.

Depreciation expense was $2.9 million and $7.2 million, respectively, for the three and six months ended June 30, 2008, compared to $5.4 million and $10.8 million, respectively, for the same periods in 2007.  Properties sold in 2007 and 2008 accounted for decreases of $2.2 million and $4.5 million for the three and six months ended June 30, 2008, respectively.  Partially offsetting the decrease for the six months ended June 30, 2008, is an increase of $1.3 million for resuming depreciation for one property we decided not to sell.

General and administrative expenses of the Investment Division decreased to $1.7 million and $4.1 million, respectively, for the three and six months ended June 30, 2008, from $3.2 million and $5.1 million, respectively for the corresponding periods in 2007.  General and administrative expenses were 9% and 10.5% of divisional revenues, respectively, for the three and six month periods of 2008 periods compared to 12% and 9.5% in 2007, respectively. The expense decreases were principally due to the personnel reductions between August 2007 and June 2008, as well as the transfer of employees to NPM in May 2008.

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

In response to these events, in August 2007 we implemented a program to sell non-core assets, including all of the multi-family properties that had been targeted for condominium conversion.  We sold ten of these properties between September 2007 and June 30, 2008, and are marketing one additional property for sale. In general, the properties we sold were newer, high quality assets in different stages of lease-up or renovation in connection with being repositioned as rental properties.  Moreover, most of these properties had been financed with short-term, floating rate debt.  Accordingly, the sale of these assets improved our liquidity by reducing negative cash flow, reducing debt, and generating sales proceeds.

As of June 30, 2008, we were not in compliance with financial covenants in certain of our existing debt agreements.  Failure to comply with these covenants could constitute an event of default that allows the lenders to demand immediate repayment of all outstanding borrowings or pursue other remedies unless we can negotiate an agreement with such lenders to amend the financial covenants or refinance the debt. Our inability to comply with our financial covenants, obtain waivers of non-compliance, restructure our debt or obtain alternative financing to replace our existing debt would have a material adverse effect on the Company’s financial position, results of operations and cash flows.  We have obtained waivers of compliance with financial covenants for $208.2 million of loans for which we were not in compliance with the financial covenants as of June 30, 2008, including the $125 million of subordinated unsecured notes.  See the discussion below under “Mortgages and Other Debt” for additional information.

We contemplate additional property sales and continued reduction in our condominium inventory and intend to seek financially strong partners to join in future developments in connection with our current efforts to improve liquidity.  In addition, we continue to negotiate extensions of maturing debt obligations.

Current conditions in the homebuilding industry and credit markets, together with our substantial outstanding indebtedness and uncertainty regarding our ability to extend or obtain alternative financing to replace our maturing debt raise substantial doubt about our ability to continue as a going concern.

There can be no assurance that we will be able to complete our planned sales of properties, modify or obtain waivers of financial covenants in our debt agreements, extend or refinance our maturing debt obligations, or continue to sell completed homes in our inventory.  If we are unable to generate sufficient liquidity to fund our operations or are unable to modify or obtain waivers of financial covenants and extend or refinance our maturing debt, it may be necessary for us to undertake other actions as may be appropriate at such time.

Mortgages and Other Debt

As of June 30, 2008, our total consolidated debt was $972.6 million, and we had guaranteed additional debt of one unconsolidated joint venture of $30.2 million.  As of June 30, 2008, $68.4 million of our consolidated debt had matured.  The lender of a $7.4 million land loan secured by a property in Norwalk, Connecticut, has initiated foreclosure proceedings, which we are defending.  Accrued but unpaid interest at the contractual rate and late fees on this loan were approximately $1.7 million at June 30, 2008.  The lender for the unconsolidated debt has issued a demand for repayment of the loan under the guaranty.  We are requesting extensions for the remaining matured loans from our lenders, and we intend to seek extensions or alternative financing for other loans maturing in the third and fourth quarters of 2008 to the extent we cannot repay these loans with proceeds from property sales.

In addition, as of June 30, 2008, we did not meet the financial covenants in loan agreements for $245.9 million of consolidated debt.  We have obtained waivers of the financial covenants for $208.2 million of this debt.  We have not requested waivers of financial covenants for three loans totaling $37.7 million.

The following table summarizes principal payments on loans due in each remaining calendar quarter of 2008 and the first two quarters of 2009:

	Three Months Ending
	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009	Total

Consolidated debt matured or maturing during the period	$114,004	$32,916	$34,185	$23,019	$204,124
Less debt satisfied subsequent to June 30, 2008	(356)	(4,000)	-	-	(4,356)
Remaining consolidated debt maturing during the period	$113,648	$28,916	$34,185	$23,019	$199,768

Debt of unconsolidated joint ventures guaranteed by Tarragon maturing during the period	$30,210	$-	$-	$-	$30,210

Debt maturing in the third quarter of 2008 includes the $7.4 million land loan and the $30.2 million of unconsolidated debt we have guaranteed as described above.  It also includes a $41.5 million recourse mortgage that matured in April 2008 and two land loans with an aggregate balance of $5.4 million, both of which matured on June 30, 2008.  We intend to seek extensions or alternative financing for these matured loans and for those maturing in the third and fourth quarters of 2008 to the extent we do not repay these loans with proceeds from sales.  There can be no assurance that we will be able to reach agreements with our lenders to extend or refinance debt that has matured or will mature in the next 12 months or to continue to successfully defend the foreclosure of the Norwalk, Connecticut, property.  Our inability to extend our debt, or obtain alternative financing to replace our debt, would have a material adverse effect on the Company’s financial position, results of operations and cash flows.

Senior Convertible Notes. In January 2008, we repurchased all of the $5.8 million of outstanding senior convertible notes and $400,000 of accrued interest for $3.6 million.

Subordinated Unsecured Notes.  On June 15, 2005, we issued $40 million of subordinated unsecured notes due June 30, 2035.  The notes bear interest, payable quarterly, at 8.71% through June 30, 2010, and thereafter at a variable rate equal to LIBOR plus 4.4% per annum (6.86% at June 30, 2008).  On September 12, 2005, we issued an additional $25 million of subordinated unsecured notes due October 30, 2035.  These notes bear interest, payable quarterly, at 8.79% through October 30, 2010, and thereafter at a variable rate equal to LIBOR plus 4.4% per annum (6.86% at June 30, 2008).   On March 1, 2006, we issued an additional $60 million of subordinated unsecured notes due April 30, 2036.  These notes bear interest at 400 basis points over 30-day LIBOR, with interest payable quarterly (6.46% at June 30, 2008).  As of June 30, 2008, the outstanding principal balance of our three series of subordinated unsecured notes was $125 million.  The $40 million series is prepayable after June 30, 2010, at par; the $25 million series is prepayable after October 30, 2010, at par; and the $60 million series is prepayable after April 30, 2011, at par.

As of June 30, 2008, we were not in compliance with the debt service coverage ratio and net worth covenants contained in the indentures governing the subordinated unsecured notes.  In an effort to address these existing covenant violations, on March 27, 2008, we entered into an agreement (the “Subordination Agreement”) with the subordinated unsecured note holders pursuant to which the $36 million affiliate loans described below were subordinated to the subordinated unsecured notes.  In exchange for this subordination, the subordinated unsecured note holders agreed to (1) waive compliance with the financial covenants applicable to the subordinated unsecured notes through September 30, 2009, and (2) grant a 270-day option (i.e., through December 15, 2008) to Robert P. Rothenberg, our president and chief operating officer and a member of our board of directors and affiliates of William S. Friedman, our chief executive officer and chairman of our board of directors, to purchase the subordinated unsecured notes from the subordinated unsecured note holders at a discount (the “Option”).  This Option has been assigned to us.  In the light of our current liquidity position and conditions in our industry and the credit markets, we do not believe that we will be able to obtain debt or equity financing on acceptable terms in an amount sufficient to enable us to exercise the Option.

Unsecured Loans from Affiliates.  At December 31, 2007, we had a $36 million unsecured term loan with affiliates of Mr. Friedman.  On January 7, 2008, Mr. Friedman sold $10 million of this loan to Mr. Rothenberg.  In connection with this sale, we issued replacement notes in the amounts of $26 million to affiliates of Mr. Friedman (the “Friedman Note”) and $10 million to Mr. Rothenberg (the “Rothenberg Note” and, together with the Friedman Note, the “affiliate notes”).

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

As additional consideration to Mr. Rothenberg and the affiliates of Mr. Friedman, we entered into amendments to the affiliate notes and related documents which (1) increased the annual rate of interest paid on the affiliate notes to 12.5% from the lower rate of 100 basis points over the 30-day LIBOR, (2) extended the term of the affiliate notes to the later of March 2013 and the second anniversary of the repayment in full of the subordinated unsecured notes, and (3) require mandatory prepayments, after repayment in full of the subordinated unsecured notes, out of excess cash balances.  Current payments of cash interest on the affiliate notes are limited to 5% per annum for as long as the affiliate notes remain subject to the Subordination Agreement, although interest on the affiliate notes is payable in kind by issuing additional notes payable at any time.  At June 30, 2008, $36.7 million was outstanding under the affiliate notes, and accrued but unpaid interest was $577,000.

Secured Credit Facilities.  As of June 30, 2008, we had $6.6 million outstanding under a line of credit that matured in May 2008.  This loan is secured by assets of one of our consolidated joint ventures and unsold units of one of our condominium conversion properties.  Advances under the loan bear interest at prime (5.0% at June 30, 2008).  Payments of interest only are due monthly, with all outstanding principal and interest due at maturity.  We have requested an extension of the term of this loan from the lender.

Ansonia, a consolidated joint venture which is 89.44% owned by Tarragon as of June 30, 2008, has a $399.4 million secured credit facility secured by first and second liens on 23 of its properties, as well as pledges of equity interests in the property owning entities.  The non-recourse mortgage loans under this facility are cross-collateralized and cross-defaulted with each other and with the $17.3 million mortgage discussed below and mature in November 2012.  Interest accrues on $367.6 million of this indebtedness at a blended fixed rate of 5.95% payable monthly.  The remaining $31.7 million bears interest at a blended floating rate of LIBOR plus 7.1% (9.57% as of June 30, 2008) and requires monthly payments of principal and interest computed on a 25-year amortization schedule.  The properties securing these loans are subject to cash management agreements whereby the lender collects rents and funds debt service, reserves, and property operating expenses.

We currently have a non-recourse mortgage loan of $17.3 million under a secured credit facility that matures in September 2009.  The loan bears interest at a fixed rate of 6.06%, payable monthly, and is cross-collateralized and cross-defaulted with the $399.4 million secured credit facility discussed above.

Non-recourse Mortgage Debt.  In addition to the non-recourse mortgages under the $399.4 million and $17.3 million secured credit facilities discussed above, as of June 30, 2008, we had an aggregate of $62.9 million of outstanding non-recourse indebtedness ($11.8 million of which we presented with liabilities related to assets held for sale at June 30, 2008) secured by 10 rental apartment communities and one commercial property.  The agreements governing this mortgage debt generally do not contain restrictive covenants, and we, including our subsidiaries and joint ventures, do not guarantee this debt.  These mortgage loans bear interest at various fixed rates and, as of June 30, 2008, the weighted average interest rate of these mortgage loans was 5.34%.

Recourse Mortgage Debt.  The following table summarizes the material terms of our recourse mortgage debt:

Project	Recourse Balance at June 30, 2008	Interest Rate at June 30, 2008	Maturity Date	Tarragon’s Interest in Profits
Bermuda Island	$41,458	5.00%	Apr-2008	100%
Las Olas River House	3,569	4.61%	Jul-2008	100%
Las Olas River House	1,980	7.52%	Jul-2012	100%
Orlando Central Park	5,455	5.00%	Oct-2008	100%
	$52,462

The Bermuda Island recourse mortgage matured in April 2008.  We are seeking an extension of the term of this loan from the lender.  This loan and the loans for the Orlando Central Park project and the River Oaks project (see “Land Loans” below) are cross-defaulted with each other.  As of June 30, 2008, we were not in compliance with the financial covenants for the Orlando Central Park and River Oaks loans, which had an aggregate outstanding balance totaling $13 million.  The lender has waived compliance with the financial covenants of the River Oaks and Orlando Central Park loans through their maturities of September 2008 and October 2008, respectively.

As of June 30, 2008, we were not in compliance with the leverage and net worth covenants in the recourse mortgage secured by Las Olas River House, which had an aggregate outstanding principal balance of $2 million.  In March 2008, the lender agreed to waive the financial covenants through December 31, 2008.  We have requested an extension of the term of the $3.6 million Las Olas River House loan, which matured in July 2008.

Construction Loans.  The following table summarizes the material terms of our subsidiaries’ construction loans, all of which we have guaranteed:

Project	Commitment Amount	Balance at June 30, 2008	Interest Rate at June 30, 2008	Maturity Date	Tarragon’s Interest in Profits
800 Madison	$74,000	$53,835	4.71%	Dec-2009	70%
Aldridge (1)	22,950	21,957	4.36%	Jan-2009	100%
Stonecrest	1,400	929	4.36%	Jul-2008	100%
Trio West (2)	18,747	18,747	7.85%	Jan-2009	100%
Vintage at the Grove (1)	47,000	41,481	4.46%	Mar-2010	100%
Warwick Grove	20,000	4,944	4.66%	Sep-2008	50%
	$184,097	$141,893

(1)	This property is under contract of sale. The sale is contingent upon the closing of the Real Estate Joint Venture.
(2)	This loan is secured by both the Trio West project and a second lien of $5 million on One Hudson Park as of June 30, 2008. The second lien was satisfied in August 2008.

As of June 30, 2008, we were not in compliance with the net worth covenant contained in a $14.4 million note secured by our Aldridge and Stonecrest projects.  As of June 30, 2008, three cross-defaulted and cross-collateralized loans, including this note, had an outstanding balance of $41.9 million, excluding $2.4 million of conditionally waived default interest.  Pursuant to an existing forbearance agreement that expires on July 14, 2009, compliance with this covenant has been waived until June 30, 2009.  We have requested an extension of the term of the Stonecrest loan, which matured in July 2008.

As of June 30, 2008, we were not in compliance with the financial covenants contained in the $53.8 million construction loan for our 800 Madison project, $18.7 million construction loan for our Trio West project, and $9.9 million construction loan for our Warwick Grove project.  In March 2008, the lender for the 800 Madison loan waived compliance with the financial covenants through December 31, 2008.

Condominium Conversion Loans.  The following table summarizes the material terms of our subsidiaries’ outstanding condominium conversion loans:

Project	Commitment Amount	Recourse Balance at June 30, 2008	Non-Recourse Balance at June 30, 2008	Interest Rate at June 30, 2008	Maturity Date	Tarragon’s Interest in Profits
Cobblestone at Eagle Harbor	$9,234	$9,174	$-	4.96%	Aug-2008	100%
Mirabella	1,161	1,132	29	5.20%	Jul-2009	100%
The Tradition at Palm Aire	18,281	8,000	10,281	5.41%	Aug-2009	100%
	$28,676	$18,306	$10,310

See the table that presents the ratio of debt to total estimated remaining sell-out as of June 30, 2008, for our subsidiaries’ completed condominium conversion properties, which is under the caption “Development Division” above.

Acquisition and Development Loans.  The following table summarizes the material terms of our subsidiaries’ acquisition and development loans, all of which we have guaranteed:

Project	Commitment Amount	Balance at June 30, 2008	Interest Rate at June 30, 2008	Maturity Date	Tarragon’s Interest in Profits
The Exchange (1)	$12,000	$12,000	13.00%	Dec-2008	100%
Stonecrest	5,790	4,643	4.36%	Jul-2008	100%
Trio East	3,600	3,600	5.00%	May-2008	100%
Warwick Grove	4,965	4,965	4.66%	Sep-2008	50%
	$26,355	$25,208

(1)	This property is part of the collateral securing The Green at East Hanover land loan.

We have requested an extension of the term of the Stonecrest loan, which matured in July 2008.

We have requested an extension of the Trio East loan.  As of June 30, 2008, we were not in compliance with the financial covenants contained in the Warwick Grove loan.

Land Loans.  The following table summarizes the material terms of our subsidiaries’ land loans, all of which we have guaranteed:

Project	Balance at June 30, 2008	Interest Rate at June 30, 2008	Maturity Date		Tarragon’s Interest in Profits
20 North Water Street	$7,410	8.00%	Jul-2007	(1)	100.0%
390 Capitol/Mariner’s Point/Merritt Stratford	5,300	13.00%	Dec-2008		100.0%
900 Monroe	3,900	5.00%	May-2008		62.5%
Block 103/104/114	9,000	4.96%	Dec-2008		50.0	% (2)
Block 106	4,500	4.46%	Jun-2008		62.5%
Block 144	900	4.46%	Jun-2008		62.5%
Central Square	9,276	4.56%	Jul-2008		100.0%
The Green at East Hanover	12,500	13.00%	Feb-2009		100.0%
River Oaks	7,567	5.00%	Sep-2008		100.0%
	$60,353

(1)
Upon maturity of this loan in July 2007, the interest rate increased to 18% in accordance with the terms of the note.  In August 2007, North Water LLC, the lender, initiated foreclosure proceedings.  We are defending the foreclosure.

(2)	Blended rate for three projects.

As of June 30, 2008, we did not meet the financial covenants for a land loan on our Block 103, Block 104, and Block 114 developments, which had an aggregate outstanding principal balance of $9 million.  In July 2008, we exchanged our interest in the Block 103 project with our project partner for the partner’s interest in the 900 Monroe project and $469,000 of cash.  As a result of the exchange, Tarragon, as guarantor, was released from its obligations related to $4 million of the land loan.

As of June 30, 2008, we had two land loans on Block 106 and Block 144 projects, which had an aggregate outstanding principal balance of $5.4 million, both of which matured in June 2008.  The lender has issued a default notice on these loans.  We have requested an extension of the terms of these loans from the lender.

In July 2008, a $9.3 million loan on the Central Square project matured, and we have requested an extension of the term of this loan from the lender.

We have requested an extension of the term of the $3.9 million land loan secured by 900 Monroe.

Other Debt.  We had other debt with an aggregate balance of $16.1 million at June 30, 2008, which includes a $14.4 million note secured by second liens on two properties and matures in December 2009.

Sources and Uses of Cash

The following table presents major sources and uses of cash for the three and six months ended June 30, 2008 and 2007.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Sources of cash:
Net proceeds from sales – Development Division	$2,581	$20,565	$35,886	$34,865
Net cash flow from rental operations	3,574	(10,726)	(9,775)	(22,261)
Net proceeds from the sale of real estate – Investment Division	2,220	5,594	10,677	6,251
Net proceeds (repayments) related to financings and other borrowings:
Development Division	9,874	12,976	13,047	19,692
Investment Division	-	1,732	-	2,037
Lines of credit	(2,238)	10,573	(7,470)	19,983
Senior convertible notes	-	-	(3,191)	-
Other corporate debt	(267)	(1,830)	(580)	(2,863)
Other:
Collections of notes and interest receivable	161	197	425	464
Total sources of cash	15,905	39,081	39,019	58,168

Uses of cash:
Purchase of real estate inventory or land for development	(1,237)	(9,924)	(1,395)	(16,081)
Development and renovation costs, net of borrowings	(9,443)	(13,108)	(23,009)	(14,612)
Net (advances to) repayments from partnerships and joint ventures for development activities	(1,072)	3,915	(461)	(203)
Cash used in development activities	(11,752)	(19,117)	(24,865)	(30,896)

Property capital improvements	(1,018)	(4,459)	(2,591)	(6,055)
Other:
General and administrative expenses paid	(15,143)	(7,377)	(24,853)	(11,754)
Income taxes paid	(120)	(17)	(578)	(719)
Dividends to stockholders	-	(388)	-	(764)
Purchase of partnership interests	-	(1,750)	-	(1,750)
Interest paid on corporate debt	(2,912)	(2,883)	(6,188)	(6,015)
Other	15	328	(42)	290
Total uses of cash	(30,930)	(35,663)	(59,117)	(57,663)
Net (uses) sources of cash	$(15,025)	$3,418	$(20,098)	$505

Cash Flows

Six Months Ended June 30, 2008, Compared to Six Months Ended June 30, 2007

Operating Activities.  For the six months ended June 30, 2008, our net cash provided by operating activities was $93.1 million compared to net cash used in operating activities of $24.6 million for the six months ended June 30, 2007.

This increase in cash provided by operating activities is primarily related to the sale of 1000 Jefferson in 2008.  We executed net new orders for 219 units for all product-types in the first half of 2008 compared to 644 units in the first half of 2007.  We closed sales of 328 units in the first six months of 2008 compared to 796 units in the first six months of 2007.  The number of units in our active projects was 2,739 at June 30, 2008, compared to 3,401 at December 31, 2007.

We expect to continue to generate net cash from operations in the near term as we focus on completing our active and pipeline development projects because we anticipate few new projects will be undertaken in 2008.

Investing Activities.  For the six months ended June 30, 2008, our net cash provided by investing activities was $7.6 million compared to net cash used in investing activities of $1.6 million for the corresponding period in 2007.  Contributions to unconsolidated partnerships and joint ventures were $8 million lower during the six months ended June 30, 2008, than in the corresponding period in 2007 due to a decrease in development activity.  We received distributions of capital from unconsolidated partnerships and joint ventures of $710,000 in the six months ended June 30, 2008, compared to $9 million in 2007.

Capital improvements to real estate were $2.6 million in the six months ended June 30, 2008, compared to $6 million in the corresponding period in 2007.  During the six months ended June 30, 2008, we sold three apartment communities and one commercial property generating net proceeds of $10.7 million.  Net proceeds from the sale of real estate in 2007 were $6.3 million from the sale of one commercial property and two outparcels adjacent to one of our apartment communities in Murfreesboro, Tennessee.  Because of the large number of sales of real estate since the beginning of 2007 and the plan to contribute 31 rental properties to the proposed joint venture with Northland, we expect proceeds from the sale of real estate to decline in the future.

Financing Activities.  For the six months ended June 30, 2008, our net cash used in financing activities was $120.8 million compared to net cash provided by financing activities of $26.7 million for the corresponding period in 2007.  This increase was primarily due to debt repayments related to real estate sales, homes sales, and restructuring transactions.  During the six months ended June 30, 2007, we borrowed $49.2 million and repaid $26.7 million under our line of credit with affiliates of Mr. Friedman.  There will be no further borrowings made under this loan.  We expect other borrowings will continue to be an important source of cash in the future.

We received net construction loan advances of $36.1 million for development costs and made payments on construction loans of $8.5 million from proceeds of home sales of our high- and mid-rise development projects during six months ended June 30, 2008.  We received net construction loan advances of $30.7 million for development costs and repaid a $76.2 million construction loan upon the sale of one of our rental developments during the first six months of 2008.  We made payments on condominium conversion loans of $7.8 million during the first six months of 2008.  We received net construction loan advances of $20.9 million for development costs and repaid $15.2 million of construction loans from proceeds of home sales of our high- and mid-rise developments during the first six months of 2007.  We received construction loan borrowings of $59.5 million for development costs and repaid a $19.3 million construction loan upon the sale of one of our rental developments during the first six months of 2007.  We made payments of $62.4 million of condominium conversion loans during the first six months of 2007.  During the six months ended June 30, 2008 and 2007, we used proceeds from home sales to reduce debt by $136 million and $104.9 million, respectively.

No stock repurchases were made during the six months ended June 30, 2008 or the year ended December 31, 2007, other than 79,862 shares surrendered by employees to satisfy tax withholding obligations resulting from the vesting of restricted stock and a stock option exercise.  Under the existing common stock repurchase plan, we have authority to repurchase an additional 72,288 shares of common stock.  We do not expect to repurchase any additional shares in the foreseeable future.

Off-Balance Sheet Arrangements

We often undertake homebuilding projects in partnership with third parties when our partner has either site control or a particular expertise in the proposed project, or both.  In addition, we intend to seek financially strong partners to join in future developments.  We sometimes guarantee loans made to our joint ventures.

Tarragon and its partner jointly and severally guarantee repayment of a construction loan of Orchid Grove, L.L.C., which matured on April 5, 2008.  The commitment amount of this loan is $52.4 million, and the outstanding balance as of June 30, 2008, was $30.2 million.  On April 16, 2008, we received a demand for payment of the loan under the guaranty from the lender.  We are seeking an extension and restructure of this loan.  There can be no assurance that we will be successful in that regard.

Recently Adopted Accounting Pronouncements

See NOTE 12. “FAIR VALUE MEASUREMENT AND DISCLOSURES” in the Notes to Consolidated Financial Statements for a discussion of our adoption of SFAS No. 157, “Fair Value Measurements,” and SFAS No. 159, “Fair Value Option,” as of January 1, 2008.

See NOTE 2.  “SIGNIFICANT ACCOUNTING POLICIES” in the Notes to Consolidated Financial Statements for discussions regarding our adoption of EITF Issue No. 06-8, “Applicability of a Buyer’s Continuing Investment Under FASB Statement No. 66 for Sales of Condominiums,” and EITF Issue No. 07-6, “Accounting for the Sale of Real Estate Subject to the Requirements of SFAS No. 66 When the Agreement Includes a Buy-Sell Clause,” as of January 1, 2008.

Critical Accounting Policies and Estimates

Accounting estimates are an integral part of the preparation of our consolidated financial statements and our financial reporting process and are based on our current judgments.  Certain accounting estimates are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting these estimates may differ from our current judgments.  We do not believe our critical accounting policies and estimates changed significantly during the six months ended June 30, 2008.  Please refer to our disclosure of critical accounting policies and estimates beginning on Page 76 of our Annual Report on Form 10-K for the year ended December 31, 2007.

Recently Issued Accounting Pronouncements and Accounting Pronouncements Not Yet Adopted

Please refer to NOTE 13. “RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AND ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED” in the Notes to Consolidated Financial Statements for our disclosure of this information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we have elected to comply with scaled non-financial disclosure requirements on an item-by-item basis.  Accordingly, we are not required to provide the information previously included in Item 3.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure the information required to be disclosed by the Company, including its consolidated entities, in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed in the reports it files or submits under the Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Act.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of June 30, 2008.  This conclusion is based on the matters described below.

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

In addition, in the first quarter of 2008 we identified and our audit committee was advised that effective controls were not maintained to ensure (i) timely recording of required period-end adjustments, (ii) accumulation and review of all required supporting information to ensure the completeness and accuracy of the consolidated financial statements and disclosures, and (iii) timeliness of the financial close and reporting process.  Management determined that this control deficiency constituted an additional material weakness as of March 31, 2008.

These material weaknesses had not been remediated as of June 30, 2008.  These material weaknesses could result in misstatements of any of the Company’s consolidated financial statement accounts and disclosures and could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Management believes that the Company’s consolidated financial statements as of and for the three and six months ended June 30, 2008, fairly present, in all material respects, its financial condition and results of operations.

Change in Internal Control Over Financial Reporting

During the quarter ended June 30, 2008, no additional changes were made to our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plans

We have taken steps to address the material weaknesses described above, which include expanding our financial reporting staff by adding two new positions, one of which is responsible for complex accounting and financial reporting requirements.  However, the integration and effective deployment of these resources had not been fully achieved as of June 30, 2008.

Management continues to assess additional measures that may be necessary to address these material weaknesses, such as hiring additional experienced financial and accounting staff.  In this regard, we have identified third-party consultants with specialized accounting and financial reporting experience with whom we may consult on complex accounting issues as needed.  We also continue to assess staffing requirements in light of anticipated changes in the nature and scope of our business as a result of asset sales, joint ventures, and other transactions undertaken to address liquidity issues over the past year.  In addition, we continue to evaluate our systems and processes to identify opportunities to enhance their efficiency and effectiveness.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, we have elected to comply with scaled non-financial disclosure requirements on an item-by-item basis.  Accordingly, we are not required to provide the information previously included in Item 1A.

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

Through June 30, 2008, we had repurchased 2,427,712 shares of our common stock and had 72,288 shares remaining that could be repurchased pursuant to this repurchase program.  There were no shares repurchased under this program during the three months ended June 30, 2008.  We do not expect to repurchase any additional shares for the foreseeable future.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of August 9, 2008, accrued but unpaid cumulative preferred stock dividends on Tarragon 10% cumulative preferred stock were $781,000.  Quarterly dividends were suspended by our board of directors in September 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

(a)        Exhibits

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

10.6
Letter Agreement, dated March 27, 2008, amending the January 7, 2008 Letter Agreement, among Beachwold Partners, L.P. and Robert Rothenberg, as Lenders, and the Company, as Borrower (incorporated by reference to Exhibit 10.5 to Form 8-K filed April 2, 2008).

10.7
Amended and Restated Promissory Note, dated March 27, 2008, amending and restating the January 7, 2008 Promissory Note, in the original principal amount of $26,032,861.12, payable to Beachwold Partners, L.P. (incorporated by reference to Exhibit 10.6 to Form 8-K filed April 2, 2008).

10.8
Amended and Restated Promissory Note, dated March 27, 2008, amending and restating the January 7, 2008 Promissory Note, in the original principal amount of $10,000,000, payable to Robert Rothenberg (incorporated by reference to Exhibit 10.7 to Form 8-K filed April 2, 2008).

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

10.13	Agreement to Contribute, dated March 31, 2008, among Northland Members, as defined, and Company Members, as defined (incorporated by reference as Exhibit 10.13 to Form 10-Q filed May 27, 2008).

31.1*	Rule 13a-14(a) certification by William S. Friedman, chief executive officer.

31.2*	Rule 13a-14(a) certification by Erin D. Pickens, executive vice president and chief financial officer.

32.1*	Section 1350 certifications by William S. Friedman, chief executive officer, and Erin D. Pickens, executive vice president and chief financial officer.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARRAGON CORPORATION

Date: August 11, 2008	By:	/s/ William S. Friedman
William S. Friedman
Chief Executive Officer, Director, and
Chairman of the Board of Directors

Date: August 11, 2008	By:	/s/ Erin D. Pickens
Erin D. Pickens
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: August 11, 2008	By:	/s/ Stephanie D. Buffington
Director of Financial Reporting
(Principal Accounting Officer)