Form 10-Q
period 2008-09-30
TARRAGON CORP
filed 2008-11-10
CIK 1038217

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

Commission File Number 0-22999

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)
☐Yes  ☒No

Common Stock, $.01 par value	28,964,852
(Class)	(Outstanding at November 5, 2008)

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

The risks, uncertainties, and assumptions that are involved in our forward-looking statements include:

•	our ability to continue as a going concern and raise additional funds to fund operations and implement our business plan;

•	our ability to generate sufficient cash flow to meet our debt service and other obligations;

•	our ability to restructure, refinance or repay indebtedness that has matured or will mature in the short-term;

•
our ability to consummate the transactions contemplated by the recently announced restructuring and forbearance agreement (the “Restructuring Agreement") entered into with holders of our subordinated unsecured notes and certain affiliated noteholders;

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

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TARRAGON CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Thousands, Except Per Share Data)

	September 30, 2008	December 31, 2007
Assets:
Cash and cash equivalents	$27,052	$44,156
Restricted cash	16,342	33,122
Contracts receivable, net	-	5,064
Real estate inventory:
Land for development	134,116	188,681
Completed inventory and construction in progress – rentals	185,120	253,727
Residential completed inventory and construction in progress	44,214	111,346
Condominium conversions	25,275	45,474
Contract deposits	4,992	5,865
Rental real estate (net of accumulated depreciation of $111,751 in 2008 and $103,939 in 2007)	322,623	312,315
Investments in and advances to partnerships and joint ventures	8,751	11,822
Deferred tax asset	1,276	1,522
Assets held for sale	37,569	82,946
Other assets, net	33,358	38,044
	$840,688	$1,134,084
Liabilities and Stockholders’ Deficit:
Liabilities
Accounts payable and other liabilities:
Trade accounts payable	$3,755	$14,911
Other accounts payable and liabilities (including $1,039 in 2008 and $175 in 2007 due to affiliates)	68,148	93,617
Liabilities related to assets held for sale	51,087	96,121
Mortgages and notes payable:
Land for development	55,880	63,202
Completed inventory and construction in progress – rentals	138,581	184,311
Residential completed inventory and construction in progress	26,887	68,889
Condominium conversions	27,296	36,438
Rental real estate	479,604	472,575
Other (including $37,437 in 2008 and $36,033 in 2007 due to affiliates)	59,344	66,855
Senior convertible notes	-	5,750
Subordinated unsecured notes	125,000	125,000
	1,035,582	1,227,669
Commitments and contingencies
Minority interest	17,723	19,232
Stockholders’ deficit
Common stock, $.01 par value; authorized shares, 100,000,000; shares issued, 38,310,406 in 2008 and 38,263,508 in 2007	383	381
Special stock, $.01 par value; authorized shares, 17,500,000; no shares issued	-	-
Cumulative preferred stock, $.01 par value; authorized shares, 2,500,000; shares issued and outstanding, 1,302,085 in 2008 and 2007; liquidation preference, $15,625 in 2008 and 2007, or $12 per share	13	13
Additional paid-in capital	414,001	407,024
Accumulated deficit	(579,066)	(472,471)
Accumulated other comprehensive loss	(2,884)	(2,708)
Treasury stock, at cost (9,345,554 shares in 2008 and 2007)	(45,064)	(45,056)
	(212,617)	(112,817)
	$840,688	$1,134,084

The accompanying Notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in Thousands, Except Per Share Data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007

Revenue:
Sales	$29,844	$51,088	$220,978	$223,605
Rental and other (including $218 and $248 in the three and nine months of 2008 and $66 and $314 in the three and nine months of 2007 from affiliates)	18,680	19,121	54,789	56,452
	48,524	70,209	275,767	280,057
Expenses:
Cost of sales (including impairment charges of $13,096 and $14,797 in the three and nine months of 2008 and $35,707 and $79,164 in the three and nine months of 2007)	39,231	99,935	200,534	307,610
Property operations	10,954	11,491	31,740	29,870
Depreciation	3,026	3,099	10,296	9,157
Provision for losses	1,126	3,000	1,126	3,000
Impairment charges	27,320	45,411	58,600	91,966
General and administrative
Corporate	11,123	14,976	28,593	32,776
Property	953	1,209	3,223	4,229
	93,733	179,121	334,112	478,608
Other income and expenses:
Equity in income (loss) of partnerships and joint ventures	137	(2,255)	552	(7,693)
Minority interests in (income) loss of consolidated partnerships and joint ventures	326	(162)	(7,967)	(1,608)
Interest income (including $0 in the three and nine months of 2008 and $118 and $318 in the three and nine months of 2007 from affiliates)	157	239	595	641
Interest expense (including $1,155 and $2,735 in the three nine months of 2008 and $579 and $1,429 in the three and nine months of 2007 to affiliates)	(14,624)	(15,486)	(44,217)	(34,266)
Gain on sale of real estate	-	153	-	551
Net loss on extinguishment of debt	-	(5)	(17)	(1,427)
Net loss on debt restructuring	-	-	(3,534)	-
Gain on transfer of assets	-	-	2,237	-
Exchange of interests in joint ventures	394	-	394	-
Provision for litigation, settlements and other claims	1,288	198	(4,408)	(1,666)
Loss from continuing operations before income taxes	(57,531)	(126,230)	(114,710)	(244,019)
Income tax benefit (expense)	(880)	(52,226)	3,211	(10,469)
Loss from continuing operations	(58,411)	(178,456)	(111,499)	(254,488)
Discontinued operations, net of income tax (expense) benefit of $864 and ($3,614) in the three and nine months of 2008 and $51,580 and $68,751 in the three and nine months of 2007
Loss from operations	(6,570)	(8,670)	(9,686)	(118,748)
Gain on sale of real estate	7,728	2,323	15,762	3,178
Net loss	(57,253)	(184,803)	(105,423)	(370,058)
Dividends on cumulative preferred stock	(391)	(380)	(1,172)	(1,143)
Net loss allocable to common stockholders	$(57,644)	$(185,183)	$(106,595)	$(371,201)
Loss per common share – basic and diluted
Loss from continuing operations allocable to common stockholders	$(2.03)	$(6.18)	$(3.89)	$(8.95)
Discontinued operations	.04	(0.22)	.21	(4.04)
Net loss allocable to common stockholders	$(1.99)	$(6.40)	$(3.68)	$(12.99)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)
(Dollars in Thousands, Except Per Share Data)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Stock	Deficit

Balance, January 1, 2008	1,302,085	$13	28,917,954	$381	$407,024	$(472,471)	$(2,708)	$(45,056)	$(112,817)
Retirement of common stock	-	-	(52,356)	(1)	(57)	-	-	(8)	(66)
Stock options exercised	-	-	2,000	-	3	-	-	-	3
Dividends on cumulative preferred stock ($0.90 per share)	-	-	-	-		(1,172)	-	-	(1,172)
Compensation expense for share-based payments	-	-	97,254	3	1,021	-	-	-	1,024
Excess tax benefit from non-qualified stock option exercises	-	-	-	-	83	-	-	-	83
Stock warrants issued	-	-	-	-	5,927	-	-	-	5,927
Change in value of derivative, net of tax	-	-	-	-	-	-	(176)	-	(176)
Net loss	-	-	-	-	-	(105,423)	-	-	(105,423)
Balance, September 30, 2008	1,302,085	$13	28,964,852	$383	$414,001	$(579,066)	$(2,884)	$(45,064)	$(212,617)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	For the Nine Months Ended September 30,
	2008	2007
Cash Flows from Operating Activities:
Net loss	$(105,423)	$(370,058)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income taxes	246	(36,729)
Gain on sale of real estate	(25,138)	(5,619)
Net loss on debt restructuring	3,534	-
Gain on transfer of assets	(2,237)	-
Exchange of interests in joint ventures	(394)	-
Minority interests in (income) loss of consolidated partnerships and joint ventures	7,967	1,608
Depreciation and amortization of leasing costs	11,108	16,904
Amortization of deferred borrowing costs	2,854	3,700
Provision for impairment charges	82,795	339,135
Provision for uncollectible contracts receivable	-	17,893
Provision for litigation, settlements, and other claims	5,626	4,716
Equity in (income) loss of partnerships and joint ventures	(552)	7,693
Distributions of earnings from partnerships and joint ventures	225	750
Compensation expense for share-based payments	978	1,066
Excess tax benefit from non-qualified stock option exercises	(83)	(83)
Changes in operating assets and liabilities, net of effects of non-cash investing and financing activities:
Real estate inventory	111,055	2,450
Contracts receivable	5,064	40,390
Restricted cash	7,539	3,662
Income tax receivable	(688)	(1,410)
Other assets	779	(5,521)
Accounts payable and other liabilities	(13,951)	(14,354)
Net cash provided by operating activities	91,304	6,193

Cash Flows from Investing Activities:
Cash received from the sale of real estate	15,410	10,904
Capital improvements to real estate	(3,917)	(9,897)
Distributions of capital from partnerships and joint ventures	1,670	8,499
Advances and contributions to partnerships and joint ventures	(2,050)	(7,859)
Deposits to reserves for replacements	(653)	(560)
Disbursements from reserves for replacements	547	597
Sale (purchase) of joint venture interest	360	(1,750)
Cash received from the exchange of interests in joint ventures	469	-
Other	-	600
Net cash provided by investing activities	11,836	534

Cash Flows from Financing Activities:
Proceeds from borrowings	60,404	220,291
Principal payments on notes payable	(165,337)	(250,756)
Advances from affiliates	-	54,731
Repayments of advances from affiliates	-	(29,079)
Distributions to minority partners of consolidated partnerships and joint ventures	(8,820)	(1,751)
Deferred borrowing costs	(1,626)	(3,317)
Dividends to stockholders	(7)	(764)
Common stock repurchases	(8)	-
Proceeds from the exercise of stock options	3	1,038
Change in cash overdrafts	(4,936)	(2,471)
Excess tax benefit from non-qualified stock option exercises	83	83
Net cash used in financing activities	(120,244)	(11,995)

Net decrease in cash and cash equivalents	(17,104)	(5,268)
Cash and cash equivalents, beginning of period	44,156	23,476
Cash and cash equivalents, end of period	$27,052	$18,208

The accompanying Notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (Continued)
(Dollars in Thousands)

	For the Nine Months Ended September 30,
	2008	2007

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid, net of capitalized interest	$40,497	$35,634
Income taxes (paid) refunded, net	$(764)	$9,113

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Assets written off and liabilities released in connection with the disposition of real estate:
Rental real estate	$35,939	$83,990
Restricted cash	843	-
Other assets	108	(12,017)
Mortgages and notes payable	(46,075)	(64,509)
Accounts payable and other liabilities	(2,735)	(2,179)
Gain on sale	25,138	5,619
Loss on debt restructuring	(45)	-
Gain on transfer of assets	2,237	-
Cash received from the disposition of real estate	$15,410	$10,904

Assets written off and liabilities released in connection with exchange of interests in joint ventures:
Real estate inventory	$4,517	$-
Restricted cash	167	-
Other assets	15	-
Mortgages and notes payable	(4,000)	-
Accounts payable and other liabilities	(24)	-
Minority interest	(600)	-
Exchange of interests in joint ventures	394	-
Cash received from the exchange of interests in joint ventures	$469	$-

Effects on assets and liabilities of the consolidation of one development project in 2007:
Real estate inventory	$-	$2,077
Investments in and advances to partnerships and joint ventures	-	(2,075)
Other assets	-	2
Accounts payable and other liabilities	-	(4)
	$-	$-

Real estate inventory transferred to rental real estate	$18,038	$170,451
Cumulative effect of change in accounting principle, net of tax	$-	$(2,437)
Change in value of derivative, net of tax	$(176)	$(606)
Vesting of restricted stock grants	$46	$1,076
Common stock retired for income tax withholding	$(58)	$(580)
Common stock retired in connection with stock option exercises	$-	$(1,062)
Accrued dividends on preferred stock	$1,172	$379

The accompanying Notes are an integral part of these Consolidated Financial Statements.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The accompanying Consolidated Financial Statements of Tarragon Corporation, a real estate developer, owner and manager, its subsidiaries, and consolidated partnerships and joint ventures (collectively, “Tarragon”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, but, in our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of consolidated financial position, consolidated results of operations, and consolidated cash flows at the dates and for the periods presented have been included.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis, the Company reviews its estimates and assumptions. The Company's estimates were based on its historical experience and various other assumptions that the Company believes to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions.  Operating results for the nine months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  For further information, refer to the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.  Dollar amounts in tables are in thousands, except for per share amounts.

NOTE 1.  LIQUIDITY

The homebuilding industry has suffered over the past two years as a result of a sharp decline in home prices and sales.  These conditions have led to disruptions in the availability of credit in general which are having an adverse affect on real estate values, especially for land and for residential development. The decline in real estate values has resulted in continuing impairments in the value of our land and real estate inventory and of our projects under development or in the pipeline. Current market conditions are increasingly difficult, and there can be no assurance that they will not continue to adversely impact our operations and solvency.

As discussed in NOTE 5. “NOTES PAYABLE,” $63.4 million of our consolidated indebtedness and $30 million in unconsolidated indebtedness guaranteed by Tarragon had matured prior to or during the third quarter of 2008, with an additional $77.7 million in consolidated debt maturing since September 30, all of which remains unpaid.  In addition, we received default and acceleration notices from various lenders for current loans that were cross-defaulted with the matured loans, and current loans for which we did not make our October or November debt service payments.  We are seeking to extend or refinance these loans and/or to sell the assets securing the loans to satisfy the matured debt.  However, there can be no assurance that we will be able to reach agreements with our lenders to extend or refinance this debt, or that we will be able to sell the assets and repay these loans in full from the proceeds of such sales under current market conditions.

As of September 30, 2008, we were not in compliance with financial covenants in certain of our existing debt agreements, including the debt service coverage ratio and net worth covenants contained in the indentures governing our subordinated unsecured notes.  In March 2008, we obtained a waiver of compliance with the financial covenants applicable to the subordinated unsecured notes through September 30, 2009.  See NOTE 5. “NOTES PAYABLE” for additional information.

On October 30, 2008, we entered into a Restructuring Agreement with the holders of our subordinated unsecured notes, and affiliates of William S. Friedman, our chairman and chief executive officer, and Robert Rothenberg, our president and chief operating officer (collectively, the “Affiliates”).  The noteholders have agreed to support a financial restructuring of Tarragon and to refrain from exercising any of their rights and remedies under the terms of these notes through June 30, 2009, subject to the terms and conditions of the Restructuring Agreement.  As part of the financial restructuring, these notes and approximately $39 million of indebtedness held by the Affiliates would be restructured and become obligations of the reorganized Tarragon or an affiliated issuer.  The Restructuring Agreement also contemplates that we will enter into one or more definitive agreements with a sponsor of an overall financial restructuring plan.  Under the overall plan, which may be implemented through a voluntary petition for Chapter 11 bankruptcy protection, the sponsor of the plan and certain Tarragon debt holders will receive shares of reorganized Tarragon’s equity representing a controlling interest in the reorganized company in exchange for the assumption of indebtedness.

We are working with financial and legal advisors to identify a plan sponsor and implement the financial restructuring plan described above.  In addition, since September 30, 2007, we have sold 15 rental properties and three development properties, and our current efforts contemplate additional property sales and continued reduction in our condominium inventory to fund operations and reduce debt levels, along with continued reductions in our general and administrative expenses and overhead, during the remainder of 2008 and 2009.

We present our consolidated financial statements on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  As of September 30, 2008, we had $959.5 million of consolidated debt, and had guaranteed additional debt of one unconsolidated joint venture of $30 million.  As of September 30, 2008, we had stockholders’ deficit of $212.6 million.  For the three and nine months ended September 30, 2008, we had net losses of $57.3 million and $105.4 million respectively.  These factors raise substantial doubt about our ability to continue as a going concern.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 1.  LIQUIDITY (Continued)

There can be no assurance that we will be able to identify a plan sponsor or complete a financial restructuring as contemplated by the Restructuring Agreement, obtain extensions, refinance or repay matured or maturing debt, or fund operations through planned sales of properties and completed homes in our inventory.  If we are unable to complete the financial restructuring, we will likely have no alternative to a forced sale or liquidation of the Company.  The accompanying Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

For additional information regarding our significant accounting policies, please refer to NOTE 2.  “SIGNIFICANT ACCOUNTING POLICIES” in the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2007.

Revenue Recognition.  We commenced revenue recognition using the percentage-of-completion method for a high-rise development in Edgewater, New Jersey, in the second quarter of 2006 when all of the conditions of paragraph 37 of Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for the Sale of Real Estate,” were met.  The overall tightening of credit availability for real estate financing and its impact on our buyers’ ability to obtain suitable financing has led us to determine that we can no longer conclude that sales prices are collectible, which is one of the conditions in paragraph 37 of SFAS No. 66.  Accordingly, effective January 1, 2008, we no longer apply the percentage-of-completion method of accounting to new sales at this project.  Instead, sales are accounted for on the deposit method until they close, at which time revenue will be recognized under the completed contract method.

In November 2006, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 06-8, “Applicability of a Buyer’s Continuing Investment Under FASB Statement No. 66 for Sales of Condominiums” (“EITF 06-8”), which we adopted as of January 1, 2008.  EITF 06-8 provides guidance in assessing the collectibility of the sales price, which is required to recognize profit under the percentage-of-completion method pursuant to SFAS No. 66.  EITF 06-8 states that an entity should evaluate the adequacy of the buyer’s initial and continuing investment in reaching its conclusion that the sales price is collectible.  The continuing investment criterion in paragraph 12 of SFAS No. 66 may be met by requiring the buyer to either (1) make additional payments during the construction term at least equal to the level annual payments that would be required to fund principal and interest payments on a hypothetical mortgage for the remaining purchase price of the property or (2) increase the initial investment by an equivalent aggregate amount.  If the test for initial and continuing investment is not met, the deposit method should be applied and profit recognized only once the aggregate deposit meets the required investment test for the duration of the construction period.  For the nine months ended September 30, 2008, we recognized revenue under the percentage of completion method for only one project with two sales, both of which met the requirements of EITF 06-8.  The adoption of EITF 06-8 had no effect on our Consolidated Financial Statements.  The application of the continuing investment criterion on the collectibility of the sales price will limit our ability to recognize revenue and costs using the percentage-of-completion method.

Impairment charges.  During the three and nine months ended September 30, 2008, we recorded impairment charges of $49.9 million and $82.8 million, respectively, $13.1 million and $14.8 million, respectively, of which were presented in cost of sales.  Of the remaining impairment charges for the three and nine months ended September 30, 2008, $27.3 million and $58.6 million, respectively, were presented in impairment charges, and $9.5 million and $9.4 million, respectively, were presented in discontinued operations in the Consolidated Statements of Operations.  If current estimates or expectations change in the future, or if financial or market conditions continue to deteriorate, we may be required to recognize additional impairment charges related to current or future projects.

During the three and nine months ended September 30, 2007, we recorded impairment charges of $135.7 million and $339.1 million, $35.7 million and $79.2 million, respectively, of which was presented in cost of sales.  Of the remaining impairment charges for the three and nine months ended September 30, 2007, $45.4 million and $92 million, respectively, were presented in impairment charges, and $54.6 million and $168 million, respectively, were presented in discontinued operations in the Consolidated Statements of Operations.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

Capitalized interest.  The following table is a summary of interest expense, net:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Total interest incurred	$18,055	$23,438	$52,850	$62,555
Deferred borrowing cost amortization	1,178	1,553	3,763	5,714
Interest capitalized	(4,609)	(9,505)	(12,396)	(34,003)
Interest expense, net	$14,624	$15,486	$44,217	$34,266

Warranties.  The following table presents the activity in our warranty liability account included in other accounts payable and liabilities in the accompanying Consolidated Balance Sheets:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Warranty liability at beginning of period	$5,059	$4,550	$4,827	$4,000
Warranty costs accrued	80	318	592	1,093
Warranty costs paid	(83)	(61)	(363)	(286)
Warranty liability at end of period	$5,056	$4,807	$5,056	$4,807

See NOTE 11. “COMMITMENTS AND CONTINGENCIES” for a discussion of construction defect claims by homeowners’ associations of some of our development projects in Florida and New Jersey.

Allowance for uncollectible contracts receivable.  We had no allowance for uncollectible contracts receivable as of September 30, 2008.  The following table presents the activity in our allowance for uncollectible contracts receivable:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Allowance for uncollectible contracts receivable at beginning of period	$-	$17,893	$5,048	$-
Provision for uncollectible contracts receivable	-	-	-	17,893
Write-offs due to cancellations	-	(10,770)	(5,048)	(10,770)
Allowance for uncollectible contracts receivable at end of period	$-	$7,123	$-	$7,123

Corrected Prior Period Misstatements.  During the course of preparing our Consolidated Financial Statements as of and for the quarter ended March 31, 2008, we identified certain prior period misstatements whose impact was not material, either individually or in the aggregate, to our Consolidated Financial Statements for the year ended December 31, 2007.  Additionally, during the course of preparing our Consolidated Financial Statements as of and for the quarter ended September 30, 2008, we identified one prior period misstatement whose impact was not material to our Consolidated Financial Statements for the years ended December 31, 2007 and 2006.  Our analysis of the materiality of these prior period misstatements included a review of quantitative factors, as well as relevant qualitative factors, including, but not limited to, the prior period misstatements’ effects on earnings trends of the Company, whether they changed a net loss to net income or vice versa, and whether the prior period misstatements significantly impacted financial reporting of a particular segment.  In addition, we considered the impact of the prior period misstatements on measures we believe users of our financial statements find important, including liquidity, cash flow, debt, and debt maturities.  Based upon this evaluation of all relevant quantitative and qualitative factors, and after considering the provisions of Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” paragraph 29, and SEC Staff Accounting Bulletin Nos. 99 “Materiality” and 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” we believe that the corrected misstatements will not be material to the Company’s full year results for 2008.  The correction of these immaterial misstatements resulted in a decrease of $290,000 to cost of sales, an increase of $7 million to impairment charges, a decrease of $2 million to minority interests in income of consolidated partnerships and joint ventures, an increase of $2.4 million to provision for litigation, settlements and other claims, and an increase of $566,200 to income tax benefit.  The combined effect of the corrections recorded in the quarter ended March 31, 2008, resulted in an overall increase of $5 million to net loss and the effect of the correction recorded in the quarter ended September 30, 2008, resulted in an overall increase of $1.5 million to net loss.  The combined effect on the nine months ended September 30, 2008, was $6.5 million.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive loss. Comprehensive loss includes net loss from our results of operations and changes in the fair value of a derivative accounted for as a cash flow hedge.  The components of comprehensive loss, net of income taxes, were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Net loss	$(57,253)	$(184,803)	$(105,423)	$(370,058)
Changes in fair value of derivative, net of income taxes	(156)	(209)	(176)	(606)
Comprehensive loss	$(57,409)	$(185,012)	$(105,599)	$(370,664)

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

Information about Major Customers.  Revenue for the nine months ended September 30, 2008, included the sale of a rental development in February 2008 for $116.2 million, which represents more than 10% of our consolidated revenue for that period.  We reported this amount in sales revenue in the accompanying Consolidated Statement of Operations for the nine months ended September 30, 2008.

NOTE 3.  VARIABLE INTEREST ENTITIES

We evaluate material joint ventures under FASB Interpretation No. 46, “Consolidations of Variable Interest Entities” (“FIN 46R”), which requires the consolidation of certain entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.  At September 30, 2008, we have identified ten joint ventures as VIEs.  We have consolidated nine of these VIEs because we are the primary beneficiary.  These nine entities consist of one partnership with 24 rental communities containing 5,690 apartments, one limited liability company with a rental apartment community containing 90 units, one limited liability company engaged in the development of a 215-unit age-restricted traditional new development, and six limited liability companies that own land for future development.  The aggregate total assets of the nine consolidated VIEs were $348 million as of September 30, 2008.  Of the total assets, $277.9 million, net of accumulated depreciation of $90.5 million, was classified as rental real estate, and $53.8 million as real estate inventory in the accompanying September 30, 2008, Consolidated Balance Sheet.  At September 30, 2008, these entities had debt of $429.8 million, of which $11.9 million was non-recourse to the general assets of the Company.

We have identified one VIE that is not consolidated, as we are not the primary beneficiary.  This VIE is a limited liability limited partnership that acquired a rental apartment community for conversion to condominium homes for sale.  On June 13, 2008, Tarragon consented to the foreclosure proceeding initiated by the VIE’s first mortgage lender.  The liabilities of this VIE are non-recourse to the general assets of Tarragon.  In accordance with the terms of the partnership agreement, Tarragon may be required to fund a portion of partnership losses up to a maximum of $195,000.  Through September 30, 2008, none of that amount had been funded.  We are a limited partner and have recovered our investment in the partnership.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 4.  INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES

Investments in and advances to partnerships and joint ventures consisted of the following at the indicated dates:

		Carrying Amount
	Profits Interest	September 30, 2008	December 31, 2007
Choice Home Financing, L.L.C. (1)	50%	$72	$156
Upper Grand Realty, L.L.C.	50%	-	-
Keane Stud, L.L.C.	50%	8,679	8,554
LOPO, L.P.	50%	-	1,025
Northland Properties Management L.L.C. (2)	22%	-	-
Orchid Grove, L.L.C.	50%	-	1,455
Park Avenue at Metrowest, Ltd.	50%	-	-
Shefaor/Tarragon, LLLP	29%	-	-
Tarragon Calistoga, L.L.C.	80%	-	632
		$8,751	$11,822

(1)	We have terminated this joint venture and expect to recover our investment from the final distribution.
(2)
This entity began operations in May 2008 primarily to manage the properties of Northland Properties L.L.C., a real estate joint venture (the “Real Estate Joint Venture”) with Northland Investment Corporation (“Northland”), which was terminated in October 2008 as described below.   As a result of a lawsuit filed by Northland against Tarragon and certain of its affiliates, we have fully reserved our $220,000 investment balance.  See further discussion at NOTE 11.  “COMMITMENTS AND CONTINGENCIES.”

Below are unaudited summarized financial data combined for our unconsolidated partnerships and joint ventures, as listed above, none of which are individually significant:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Sales revenue	$391	$16,839	$11,548	$59,316
Gross profit (loss) from home sales	-	(4,231)	1,080	2,938
Net income (loss)	(22)	(4,541)	413	3,211

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

On March 31, 2008, we entered into an agreement (“Contribution Agreement”) with Northland, a privately held real estate investment company, to form real estate investment and property management joint ventures.  The closing of the Real Estate Joint Venture was subject to lender consents and other customary closing conditions.  In October 2008, we terminated the Contribution Agreement, the Real Estate Joint Venture and Northland Properties Management, L.L.C., the property management joint venture (“NPM”), following the decision of our principal lender not to consent to the proposed transaction.  See NOTE 9. “DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE” and NOTE 11. “COMMITMENTS AND CONTINGENCIES” for additional discussions.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 5.  NOTES PAYABLE

The following table presents our scheduled principal payments on mortgages and notes payable as of September 30, 2008.  This table does not take into consideration any amounts that our lenders could accelerate if they gave notices of default for non-compliance with financial covenants.

	Three-Month Periods Ending
	December 31, 2008	March 31, 2009	June 30, 2009	September 30, 2009	Thereafter	Total

Mortgages and notes payable:
Land for development	$39,780	$12,500	$3,600	$-	$-	$55,880
Completed inventory and construction in progress – rentals	28,489	-	3,900	-	106,192	138,581
Residential completed inventory and construction in progress	908	24,028	8	8	1,935	26,887
Condominium conversions	-	9,015	-	18,281	-	27,296
Rental real estate	12,133	1,776	129	20,106	445,460	479,604
Other	15,563	342	6,003	-	37,436	59,344
Subordinated unsecured notes	-	-	-	-	125,000	125,000
Mortgages and notes payable presented in liabilities related to assets held for sale	5,455	41,458	-	-	-	46,913
	$102,328	$89,119	$13,640	$38,395	$716,023	$959,505

As of September 30, 2008, $63.4 million of our consolidated debt had matured and has not been repaid as of November 10, 2008.  An additional $77.7 million in consolidated debt has matured since September 30, 2008, and remains unpaid.  The lender of a $7.4 million land loan secured by a property in Norwalk, Connecticut, has initiated foreclosure proceedings, which we are vigorously contesting. We are seeking extensions for the remaining matured loans from our lenders, and we intend to seek extensions or alternative financing for other loans maturing in the fourth quarter of 2008.  As of September 30, 2008, we did not satisfy the financial covenants for consolidated debt totaling $229.5 million.  Of this amount, we have obtained waivers of financial covenants for loans totaling $208.7 million as of September 30, 2008.  We have not requested waivers of financial covenants for two loans totaling $20.8 million.

There can be no assurance that we will be able to reach agreements with our lenders to extend or refinance debt that has matured or will mature in the next 12 months or that we will be able to successfully defend the foreclosure of the Norwalk, Connecticut, property.  Our inability to extend or refinance our debt would have a material adverse effect on the Company’s financial position, results of operations and cash flows.

Senior convertible notes.  In January 2008, we repurchased all of the $5.8 million of outstanding senior convertible notes and $400,000 of accrued interest for $3.6 million.  The $2.6 million discount was recorded as a gain on debt restructuring during the first quarter of 2008.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 5.  NOTES PAYABLE (Continued)

Subordinated unsecured notes and the affiliate notes.  As of December 31, 2007, we had a $36 million unsecured term loan from affiliates of William S. Friedman, our chief executive officer and chairman of the board of directors.  On January 7, 2008, Mr. Friedman sold $10 million of this loan to Robert P. Rothenberg, our president and chief operating officer and a member of our board of directors, for $6 million.  The independent members of our board of directors approved the modification of the $36 million loan and the execution of replacement notes in the amounts of $26 million to affiliates of Mr. Friedman (the “Friedman Note”) and $10 million to Mr. Rothenberg (the “Rothenberg Note” and, together with the Friedman Note, the “affiliate notes”).  Mr. Rothenberg paid Mr. Friedman $1 million in cash and financed the remainder of the purchase price of the Rothenberg Note with a $5 million promissory note made in favor of Mr. Friedman (the “Friedman/Rothenberg Note”).  The Friedman/Rothenberg Note bears interest at the same rate as the Rothenberg Note.  Monthly payments of interest on the Friedman/Rothenberg Note are payable to the extent of payments received under the Rothenberg Note.  Principal payments on the Friedman/Rothenberg Note are payable based on 25% of payments made under the Rothenberg Note in excess of the required monthly interest payments, with remaining principal due at maturity, which occurs when we pay the Rothenberg Note in full.  The purchase price was approximately the fair value of the Rothenberg Note at the time; as such, no compensation expense was recorded in connection with this transaction.

As of September 30, 2008, the outstanding balance of our three series of subordinated unsecured notes was $125 million.  As of September 30, 2008, we did not meet the debt service coverage ratio and net worth covenants contained in the indentures governing the subordinated unsecured notes.  On March 27, 2008, we entered into an agreement with Messrs. Friedman and Rothenberg and the subordinated unsecured note holders pursuant to which the aggregate amount of $36 million outstanding under the affiliate notes was subordinated to the subordinated unsecured notes.  In exchange for this subordination, the subordinated unsecured note holders agreed to (1) waive our compliance with the financial covenants applicable to the subordinated unsecured notes through September 30, 2009, and (2) grant a 270-day option (or the “Option”) to the Affiliates to purchase the subordinated unsecured notes from the subordinated unsecured note holders at a discount.  The Option has been assigned to us.  In light of our current liquidity position and conditions in our industry and the credit markets, we will not be able to obtain debt or equity financing on acceptable terms in an amount sufficient to enable us to exercise the Option.

On March 27, 2008, with the approval of the non-management members of our board of directors, in partial consideration for entering into the subordination agreement and Option and agreeing to assign the Option to us, we issued to the Affiliates five-year warrants to purchase up to 3.5 million shares of our common stock at an exercise price of $2.35, which was the closing price of our common stock on The Nasdaq Global Select Market on the date of issuance.  As of the issuance date, the fair value of the warrants was $5.9 million, which we recorded as an increase to additional paid-in capital in the accompanying Consolidated Balance Sheet as of September 30, 2008.

As additional consideration to the Affiliates, we entered into amendments to the affiliate notes and related documents on March 27, 2008 which (1) increased the annual rate of interest paid on the affiliate notes to 12.5% from the lower rate of 100 basis points over 30-day LIBOR, (2) extended the term of the affiliate notes to the later of March 2013 and the second anniversary of the repayment in full of the subordinated unsecured notes, and (3) require mandatory prepayments, after repayment in full of the subordinated unsecured notes, out of excess cash balances.  Current payments of cash interest on the affiliate notes are limited to 5% per annum for as long as the affiliate notes remain subject to the subordination agreement, although interest on the affiliate notes is payable in kind by issuing additional notes payable at any time.  As of September 30, 2008, the affiliate notes had an outstanding principal balance of $37.4 million, and accrued but unpaid interest on the affiliate notes was $1 million.

We have accounted for the Option and the amendments to the affiliate notes as a troubled debt restructuring in accordance with SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings.”  No gain on debt restructuring has been recognized because any gain is contingent upon exercising the Option.  The cost of the warrants was recorded as a loss on debt restructuring during the first quarter of 2008.  The carrying amount of the subordinated unsecured notes as of September 30, 2008, included a contingently payable amount of $37.5 million, equal to the discount that we would have received had we exercised the Option by November 1, 2008.  Since we did not exercise the Option as of November 1, 2008, the contingently payable amount is $31.3 million through December 15, 2008.

In October 2008, we entered into a Restructuring Agreement with the subordinated noteholders and the Affiliates.  See NOTE 1. “LIQUIDITY” for further discussion.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 5.  NOTES PAYABLE (Continued)

Events of default, non-compliance with covenants, and waivers

A $7.4 million purchase money land loan from North Water LLC matured in July 2007.  The lender has initiated foreclosure proceedings which we are contesting, and we have asserted counter-claims against the lender arising from the sale of the property to us.  Accrued but unpaid interest at the contractual rate and late fees were $2 million at September 30, 2008.

Our loan for the Bermuda Island property and the loans for the Orlando Central Park and River Oaks projects are cross-defaulted with each other, in that a default on the Bermuda Island loan triggers a default on the Orlando Central Park and River Oaks loans.  However, while defaults on Orlando Central Park and/or River Oaks trigger defaults on the other loan, defaults of neither loan trigger a default of the Bermuda Island loan.  The Orlando Central Park and River Oaks loans matured in October 2008 and September 2008, respectively, and had an aggregate outstanding principal balance totaling $13.2 million.  The lender issued a default notice to us for both loans on October 23, 2008.  As of October 31, 2008, the outstanding balance, including late fees and interest at the default rate, was $13.9 million.

As of September 30, 2008, we were not in compliance with the financial covenants for a $62.9 million construction loan for our 800 Madison project.  On March 4, 2008, we obtained a waiver of compliance from the lender through December 31, 2008.

As of September 30, 2008, we were not in compliance with the financial covenants for a line of credit secured by mortgages on land owned by one of our consolidated joint ventures, our share of net sales proceeds from the sale of one of our rental developments, and unsold units of one of our condominium conversion projects.  This loan had a September 30, 2008 balance of $5.9 million.  In October 2008, we obtained a waiver of financial covenants through June 30, 2009.

As of September 30, 2008, we were not in compliance with the financial covenants for the loans on our Trio East and 900 Monroe projects.  As of September 30, 2008, the aggregate outstanding principal balance of these two loans was $7.5 million.  In October 2008, we obtained a waiver of financial covenants through June 30, 2009.

The Aldridge and Stonecrest projects secure a $14.4 million note, which has a scheduled maturity date in December 2009.  The Stonecrest construction loan and acquisition and development loan matured in July 2008.  The Stonecrest and Aldridge loans and $14.4 million note were cross-defaulted and cross-collateralized.  On September 26, 2008, the lender issued a default and acceleration notice to us in response to our failure to cure the Stonecrest defaults, which constituted a termination event under the existing forbearance agreement applicable to all four loans.  As of September 30, 2008, these loans had an aggregate balance of $42.9 million, excluding $2.4 million of default interest applicable to the October 2007 defaults, $169,000 of accrued interest, and $2.8 million of default interest and late fees applicable to the July 2008 defaults.  For each loan, the default interest rate equals the stated interest rate plus 5%, which we are accruing relative to the default date.

As of September 30, 2008, we had two land loans on our Block 106 and Block 144 projects with an aggregate outstanding balance of $5.4 million.  These loans matured on June 30, 2008, and the lender has issued a default notice on these loans.  The lender has rejected our request for extensions of the terms of these loans.

As of September 30, 2008, we were not in compliance with the leverage and net worth covenants in the recourse mortgage loan secured by our Las Olas River House project, which had an aggregate outstanding principal balance of $2 million.  In March 2008, we obtained a waiver of financial covenants through December 31, 2008.

As of September 30, 2008, we did not meet the financial covenants for a land loan on our Block 104 and Block 114 developments, which had an aggregate outstanding principal balance of $5 million.  In July 2008, we exchanged our interest in the Block 103 project with our project partner for the partner’s interest in the 900 Monroe project and $469,000 of cash.  As a result of the exchange, Tarragon, as guarantor, was released from its obligations related to the Block 103 development, reducing Tarragon’s portion of the land loan from $9 million to $5 million.

As of September 30, 2008, we were not in compliance with the financial covenants of the $15.8 million construction loan on our Trio West project.  On October 16, 2008, the lender for the Trio West loan issued a default notice for failing to make the scheduled October 2008 interest payment.  We are attempting to repay the loan with proceeds from near-term unit sales for the project.

The Warwick Grove project is subject to a construction loan and an acquisition and development loan, both of which matured in September 2008.  As of September 30, 2008, these loans had a balance of $8.2 million.  In October 2008, the lender extended the maturity date to March 1, 2009 with an option to extend the loan for an additional six-month term.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 6.  STOCK-BASED AWARDS

The following table summarizes stock-based compensation expense recognized under SFAS No. 123(R), “Share-Based Payments”:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Stock-based compensation	$318	$421	$978	$1,066
Income tax effect	(119)	(157)	(365)	(398)
	$199	$264	$613	$668

As of September 30, 2008, there was approximately $1.1 million of total unrecognized compensation expense related to nonvested stock-based awards, which is expected to be amortized over the weighted average life of 2.3 years.

During the nine months ended September 30, 2008, we granted restricted stock awards for 81,045 shares of common stock to employees and 100,002 shares of common stock to one director under the Tarragon Corporation 2008 Omnibus Plan (the “Omnibus Plan”).  These restricted stock awards have a six-month vesting period.  The fair value of the 100,002 shares granted to the director was $206,000 on the grant date.  The fair value of the 81,045 shares of common stock granted to employees was $127,000 on the grant date.

During the nine months ended September 30, 2008, we granted options to purchase 651,596 shares of stock to employees and 148,903 shares of stock to directors under the Omnibus Plan.  The stock options granted to employees vest over three years, and stock options granted to directors were immediately vested, subject to each director’s agreement not to sell the stock for as long as the director remains on our board of directors.  The fair value of the options granted to directors was $149,000 on the grant dates, and the fair value of the options granted to employees was $752,000 on the grant date.

Upon the vesting of 192,929 shares of restricted stock during the nine months ended September 30, 2008, 52,356 shares were surrendered to us to satisfy income tax withholding.

In July 2008, in connection with the termination of two executive officers who became employees of NPM, we accelerated the vesting of 8,753 shares of restricted stock and stock options covering 71,785 shares of Tarragon common stock.

During the nine months ended September 30, 2007, we granted restricted stock awards for 3,500 shares of common stock to directors under the Omnibus Plan.  The awards were immediately vested.  The fair value of the restricted stock was $41,000 on the grant date.  During the six months ended September 30, 2007, we granted immediately exercisable options to purchase 14,000 shares of stock to directors under the Omnibus Plan.  The fair value of the options was $17,000 on the grant date.

NOTE 7. LOSS PER COMMON SHARE

We computed loss per common share based on the weighted average number of shares of common stock outstanding for the indicated periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Net loss allocable to common stockholders, as reported and assuming dilution	$(57,644)	$(185,183)	$(106,595)	$(371,201)

Weighted average shares of common stock outstanding used in computing loss per share – basic and diluted	28,976,125	28,953,381	28,975,451	28,584,697

Loss per common share:
Net loss allocable to common stockholders – basic and diluted	$(1.99)	$(6.40)	$(3.68)	$(12.99)

Net loss allocable to common stockholders – assuming dilution for the nine months ended September 30, 2008, excludes $13,857 of interest expense on convertible notes, net of income taxes, because the effect was anti-dilutive due to losses from continuing operations in the period. Net loss allocable to common stockholders – assuming dilution for the three and nine months ended September 30, 2007, excludes $81,884 and $245,652, respectively, of interest expense on convertible notes, net of income taxes, because the effect was anti-dilutive due to losses from continuing operations in these periods.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 7. LOSS PER COMMON SHARE (Continued)

The following table summarizes the effect of potentially dilutive items on weighted average shares of common stock outstanding used in the computation of loss per share – assuming dilution in each indicated period of 2008 and 2007 that we did not reflect because their effect was anti-dilutive due to losses from continuing operations allocable to common stockholders in these periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Dilutive effect of convertible notes	-	472,172	41,358	472,172
Dilutive effect of share-based awards	-	257,272	8,996	883,027
	-	729,444	50,354	1,355,199

NOTE 8.  SEGMENT REPORTING

Our business is divided into two principal segments – Development and Investment.

Development.  The Development Division is responsible for the development of new rental properties, primarily apartment communities, creation of new high- and mid-rise condominiums and townhomes for sale to residents, and conversions of existing apartment communities to condominiums.  We measure the performance of the Development Division primarily by gross profit from sales.  The following table presents units in our active development projects at September 30, 2008, by product type:

Community	Remaining Homes or Home Sites
Rental developments	1,227
High- and mid-rise developments	80
Townhome and traditional new developments	413
Condominium conversions	426
2,146

Investment.  This segment includes rental properties in lease-up and with stabilized operations.  We consider a property stabilized when development or renovation is substantially complete and recurring operating income exceeds operating expenses and debt service.  At September 30, 2008, we owned 6,933 consolidated stabilized apartments.  We also had one consolidated commercial property with 102,000 square feet of space.  We present the results of operations of one apartment community with 360 units and one commercial property with 102,000 square feet that are held for sale in discontinued operations in the accompanying Consolidated Statements of Operations.  We also had one apartment community with 459 apartments in lease-up at September 30, 2008.

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

	DEVELOPMENT Operating Statements
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2008		2007		2008		2007
Sales revenue	$30,235	100%	$67,927	100%	$232,526	100%	$282,921	100%
Cost of sales (1)	(39,622)	(131%)	(121,005)	(178%)	(211,002)	(91%)	(363,988)	(129%)
Gross profit (loss) on sales	(9,387)	(31%)	(53,078)	(78%)	21,524	9%	(81,067)	(29%)

Minority interests in sales of consolidated partnerships and joint ventures	174	1%	(162)	-	(8,906)	(4%)	(1,608)	(1%)
Outside partners' interests in sales of unconsolidated partnerships and joint ventures	160	1%	2,432	4%	277	-	(4,510)	(2%)
Overhead costs associated with investments in joint ventures	-	-	(38)	-	-	-	(323)	-
Performance-based compensation related to projects of unconsolidated partnerships and joint ventures	-	-	-	-	-	-	(7)	-
	(9,053)	(29%)	(50,846)	(74%)	12,895	5%	(87,515)	(32%)
Other income and expenses:
Impairment charges	(27,320)	(90%)	(44,199)	(65%)	(58,872)	(25%)	(120,072)	(42%)
Interest expense	(7,942)	(26%)	(4,932)	(7%)	(21,095)	(9%)	(9,668)	(3%)
Depreciation expense	(111)	-	-	-	(238)	-	-	-
Net income (loss) from rental operations	(365)	(1%)	99	-	(979)	-	558	-
Taxes, insurance, and other carrying costs	(1,329)	(4%)	(1,968)	(3%)	(4,165)	(2%)	(3,099)	(1%)
General and administrative expenses	(8,743)	(29%)	(12,110)	(18%)	(24,299)	(10%)	(27,816)	(10%)
Other corporate items	84	-	175	-	642	-	861	-
Provision for litigation, settlements and other claims	1,300	4%	(55)	-	(4,268)	(2%)	(1,090)	-
Provision for losses	(886)	(3%)	(3,000)	(4%)	(886)	-	(3,000)	(1%)
Distributions from unconsolidated partnerships and joint ventures in excess of investment	1	-	194	-	110	-	194	-
Loss on extinguishment of debt	-	-	-	-	-	-	(1,414)	-
Loss on debt restructuring	-	-	-	-	(4,445)	(2%)	-	-
Exchange of interests in joint ventures	394	1%	-	-	394	-	-	-
Loss before income taxes	(53,970)	(177%)	(116,642)	(171%)	(105,206)	(45%)	(252,061)	(89%)
Income tax benefit	-	-	-	-	-	-	33,055	12%
Net loss	$(53,970)	(177%)	$(116,642)	(171%)	$(105,206)	(45%)	$(219,006)	(77%)

(1)
Cost of sales includes marketing and advertising of for-sale communities, salaries and office costs related to personnel directly involved in acquiring, managing, and accounting for for-sale communities, as well as land, construction costs, architectural and engineering fees, and previously capitalized interest.  Cost of sales for the three and nine months ended September 30, 2008, included impairment charges of $13.1 million and $14.8 million, respectively, and the effect of a margin increase totaling $5.3 million and a margin decrease of $1 million, respectively.  Cost of sales for the three and nine months ended September 30, 2007, included impairment charges of $35.7 million and $79.2 million, respectively, and the effect of margin reductions totaling $10.3 million and $18.7 million, respectively.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 8.  SEGMENT REPORTING (Continued)

	DEVELOPMENT
	Balance Sheets
	September 30, 2008	December 31, 2007
Assets:
Cash and cash equivalents	$24,975	$42,112
Restricted cash	7,371	23,329
Contracts receivable, net	-	5,064
Real estate inventory:
Land for development	134,116	188,681
Completed inventory and construction in progress – rentals	185,120	178,186
Residential completed inventory and construction in progress	44,214	111,346
Condominium conversions	25,275	45,474
Contract deposits	4,992	5,865
Rental real estate, net	17,459	-
Investments in and advances to partnerships and joint ventures	8,680	11,034
Other assets, net	15,451	20,228
	$467,653	$631,319

Liabilities and Equity:
Accounts payable and other liabilities:
Trade accounts payable	$2,414	$9,994
Other accounts payable and liabilities	47,420	65,257
Mortgages and notes payable:
Land for development	55,880	63,202
Completed inventory and construction in progress – rentals	138,581	133,154
Residential completed inventory and construction in progress	26,887	68,889
Condominium conversions	27,296	36,438
Rental real estate	12,000	-
Other	21,908	30,822
Subordinated unsecured notes	125,000	125,000
	457,386	532,756

Minority interest	4,205	4,776
Equity	6,062	93,787
	$467,653	$631,319

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 8.  SEGMENT REPORTING (Continued)

	INVESTMENT Operating Statements
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2008		2007		2008		2007
Rental revenue	$19,246	100%	$28,382	100%	$58,339	100%	$81,786	100%
Property operating expenses	(9,832)	(51%)	(14,646)	(52%)	(30,022)	(51%)	(41,770)	(51%)
Net operating income	9,414	49%	13,736	48%	28,317	49%	40,016	49%
Net gain on sale of real estate	12,325		3,859		25,138		5,619
Minority interests in loss of consolidated partnerships and joint ventures	152		-		939		-
Mortgage banking income (loss)	(2)		118		32		416
General and administrative expenses	(3,256)		(4,085)		(7,366)		(9,168)
Other corporate items	661		369		1,473		1,148
Impairment charges	(9,482)		(56,049)		(9,398)		(145,937)
Net loss on extinguishment of debt	(788)		(207)		(1,900)		(214)
Net gain on debt restructuring	-		-		912		-
Gain on transfer of assets	-		-		2,237		-
Provision for litigation, settlements and other claims	(11)		328		(139)		(627)
Provision for losses	(332)		-		(332)		-
Interest expense	(9,036)		(21,905)		(29,653)		(53,009)
Depreciation expense	(2,911)		(3,679)		(10,073)		(14,523)
Income (loss) before income taxes	(3,266)		(67,515)		187		(176,279)
Income tax (expense) benefit	(17)		(646)		(404)		25,227
Net loss	$(3,283)		$(68,161)		$(217)		$(151,052)

	INVESTMENT Balance Sheets
	September 30, 2008	December 31, 2007
Assets:
Cash and cash equivalents	$2,077	$2,044
Restricted cash	8,971	9,793
Completed inventory and construction in progress – rentals	-	75,541
Rental real estate, net	305,164	312,315
Investments in and advances to partnerships and joint ventures	71	788
Deferred tax asset	1,276	1,522
Assets held for sale	37,569	82,946
Other assets, net	15,216	15,125
	$370,344	$500,074
Liabilities and Deficit:
Accounts payable and other liabilities:
Trade accounts payable	$1,341	$4,917
Other accounts payable and liabilities	20,728	28,360
Liabilities related to assets held for sale	51,087	96,121
Mortgages and notes payable:
Completed inventory and construction in progress – rentals	-	51,157
Rental real estate	467,604	472,575
Other	37,436	36,033
Senior convertible notes	-	5,750
	578,196	694,913

Minority interest	13,518	14,456
Deficit	(221,370)	(209,295)
	$370,344	$500,074

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 8.  SEGMENT REPORTING (Continued)

	INVESTMENT DIVISION Net Operating Income
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2008		2007		2008		2007
Rental revenue:
Same store stabilized apartment communities	$16,255	100%	$15,670	100%	$48,072	100%	$47,231	100%
Apartment communities in lease-up during period	1,274	100%	1,228	100%	3,700	100%	3,787	100%
Apartment communities sold during period	597	100%	9,747	100%	2,846	100%	25,856	100%
Apartment community conveyed to lender	1	100%	431	100%	391	100%	1,331	100%
Repositioned property	817	100%	559	100%	2,232	100%	559	100%
Commercial properties	302	100%	747	100%	1,098	100%	3,022	100%
	19,246	100%	28,382	100%	58,339	100%	81,786	100%
Property operating expenses:
Same store stabilized apartment communities	(8,095)	(50%)	(7,438)	(47%)	(23,313)	(48%)	(21,970)	(47%)
Apartment communities in lease-up during period	(613)	(48%)	(932)	(76%)	(2,046)	(55%)	(2,475)	(65%)
Apartment communities sold during period	(377)	(63%)	(5,040)	(52%)	(1,830)	(64%)	(14,048)	(54%)
Apartment community conveyed to lender	(11)	(1,100%)	(283)	(66%)	(384)	(98%)	(915)	(69%)
Repositioned property	(521)	(64%)	(583)	(104%)	(1,729)	(77%)	(581)	(104%)
Commercial properties	(215)	(71%)	(370)	(50%)	(720)	(66%)	(1,781)	(59%)
	(9,832)	(51%)	(14,646)	(52%)	(30,022)	(51%)	(41,770)	(51%)
Net operating income (loss):
Same store stabilized apartment communities	8,160	50%	8,232	53%	24,759	52%	25,261	53%
Apartment communities in lease-up during period	661	52%	296	24%	1,654	45%	1,312	35%
Apartment communities sold during period	220	37%	4,707	48%	1,016	36%	11,808	46%
Apartment community conveyed to lender	(10)	(1,000%)	148	34%	7	2%	416	31%
Repositioned property	296	36%	(24)	(4%)	503	23%	(22)	(4%)
Commercial properties	87	29%	377	50%	378	34%	1,241	41%
	$9,414	49%	$13,736	48%	$28,317	49%	$40,016	49%

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 8.  SEGMENT REPORTING (Continued)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007

Reconciliation of segment revenue to consolidated revenue:
Development Division total revenue	$30,235	$67,927	$232,526	$282,921
Less Development Division rental revenue presented in discontinued operations	-	2	-	(561)
Less sales revenue of unconsolidated partnerships and joint ventures	(391)	(16,839)	(11,548)	(59,316)
Add management fee and other revenue included in other corporate items	75	56	622	543
Add rental revenue from development properties presented in net income (loss) from rental operations (1)	562	1,489	1,105	3,297
Development Division contribution to consolidated revenue	30,481	52,635	222,705	226,884

Investment Division rental revenue	19,246	28,382	58,339	81,786
Less Investment Division rental revenue presented in discontinued operations	(1,716)	(11,054)	(6,176)	(29,439)
Add management fee and other revenue included in other corporate items	513	246	899	826
Investment Division contribution to consolidated revenue	18,043	17,574	53,062	53,173

Consolidated total revenue	$48,524	$70,209	$275,767	$280,057

Reconciliation of segment net loss to consolidated net loss:
Development Division net loss	$(53,970)	$(116,642)	$(105,206)	$(219,006)
Investment Division net loss	(3,283)	(68,161)	(217)	(151,052)
Consolidated net loss	$(57,253)	$(184,803)	$(105,423)	$(370,058)

(1)	Rental revenue generated by properties transferred from Investment to Development for conversion to condominiums and properties constructed by Development in lease-up.

	September 30, 2008	December 31, 2007

Reconciliation of segment total assets to consolidated total assets:
Development Division total assets	$467,653	$631,319
Investment Division total assets	370,344	500,074
	837,997	1,131,393
Add goodwill	2,691	2,691
Consolidated total assets	$840,688	$1,134,084

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 9.  ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

Assets held for sale and liabilities related to assets held for sale in the accompanying Consolidated Balance Sheets include the following:

	September 30,	December 31,
	2008	2007
Rental real estate (net of accumulated depreciation of $1,816 in 2008 and $16,965 in 2007)	$36,935	$81,519
Other assets, net	634	1,427
	$37,569	$82,946

Accounts payable and other liabilities	$4,174	$7,552
Mortgages and notes payable	46,913	88,569
	$51,087	$96,121

Amounts include balances related to one apartment community and one commercial property at September 30, 2008, and six apartment communities and two commercial properties at December 31, 2007, that have been sold, are under contract of sale, or are currently being marketed for sale.

In accordance with SFAS No. 144, we generally report the operating results for properties we dispose of, or for which we have implemented plans of disposal, in discontinued operations.  In accordance with EITF No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations,” we present the operating results for properties with which we anticipate we will have direct continuing cash flows or have significant continuing involvement after the disposals in income (loss) from continuing operations.

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

During the fourth quarter of 2007, we sold three of our rental properties to Northland, and we sold a fourth rental property to Northland in April 2008.  In addition, in March 2008, we entered into an agreement to sell a fifth rental property to Northland which was scheduled to close in the third quarter of 2008.  Northland was expected to contribute these five properties to the Real Estate Joint Venture.  The management of these five properties was assumed by NPM in May 2008.  We terminated the joint ventures with Northland in October 2008 because a required consent was not obtained.  Accordingly, we have reclassified the operating results of these five properties to be presented in discontinued operations.  See additional discussions at NOTE 4. “INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES.”

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 9.  ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS (Continued)

Discontinued operations for the three and nine months ended September 30, 2008 and 2007, include the operations of properties sold since the beginning of 2007 and two properties held for sale as of September 30, 2008.  The results of these operations were as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2008		2007		2008		2007

Rental revenue	$1,716	(1)	$11,052	(1)	$6,176	(1)	$30,000	(2)
Property operating expenses	(1,109)		(5,976)		(4,279)		(17,352)
Depreciation expense	-		(580)		(16)		(5,366)
Provision for losses	(92)		-		(92)		-
Impairment charges	(9,482	) (1)	(54,620	) (1)	(9,398	) (1)	(168,005	) (3)
Interest expense	(2,353)		(11,372)		(6,107)		(28,435)
General and administrative
Corporate	41		(20)		60		(7)
Property	36		10		92		28
Loss on extinguishment of debt	(788)		(202)		(1,884)		(202)
Provision for litigation, settlements and other claims	-		75		-		(50)
Loss from operations before income taxes	(12,031	) (1)	(61,633	) (1)	(15,448	) (1)	(189,389	) (4)
Income tax benefit	5,461		52,963		5,762		70,641
Loss from operations	$(6,570)		$(8,670)		$(9,686)		$(118,748)

Gain on sale of real estate before income taxes	$12,325		$3,706		$25,138		$5,068
Income tax expense	(4,597)		(1,383)		(9,376)		(1,890)
Gain on sale of real estate	$7,728		$2,323		$15,762		$3,178

(1)       Previously reported in the Investment Division.
(2)       $29.4 million previously reported in the Investment Division, and $561,000 previously reported in the Development Division.
(3)       $144.5 million previously reported in the Investment Division, and $23.5 million previously reported in the Development Division.
(4)       $163 million previously reported in the Investment Division, and $26.4 million previously reported in the Development Division.

NOTE 10.  INCOME TAXES

As of September 30, 2008, the balance of our unrecognized tax benefits of $1.3 million, if recognized, would impact our effective tax rate.

We classify interest costs and penalties related to income taxes as interest expense and general and administrative expenses, respectively, in our Consolidated Statements of Operations.  As of September 30, 2008, the accrual for interest was $2 million, and the accrual for penalties was $2.2 million.  We include both amounts in other accounts payable and liabilities in our Consolidated Balance Sheets.

We are subject to taxation in the United States and various state and local jurisdictions. Our tax years for 2004 through the current period are subject to examination by the tax authorities.  Currently, we cannot make an estimate of the range of the reasonably possible change in unrecognized tax benefits in the next twelve months.

We assess our deferred tax assets quarterly to determine if valuation allowances are required.  Pursuant to SFAS No. 109, we were unable to record an income tax benefit for the nine-month period ended September 30, 2008, as all recognizable tax benefit under current tax law was recorded for the year ended December 31, 2007.  Our valuation allowance was approximately $161.7 million at September 30, 2008.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 11.  COMMITMENTS AND CONTINGENCIES

The Company and three of its officers (William S. Friedman, chairman of the board of directors and chief executive officer; Robert P. Rothenberg, president and chief operating officer; and Erin D. Pickens, executive vice president and chief financial officer), Beachwold Partners, L.P., a Texas limited partnership with William S. Friedman, as general partner, and members of his family, as limited partners, and Grant Thornton LLP, the Company’s former independent registered public accounting firm, have been named as defendants in a securities class action lawsuit brought on behalf of persons who purchased the Company’s common stock between January 5, 2005 and August 9, 2007.  The plaintiffs allege generally that the Company issued materially false and misleading statements regarding the Company’s business and financial results during the relevant time period.  We believe that these claims are without merit and intend to defend the case vigorously.

Northland Investment Corporation and its affiliates have filed a lawsuit in the New York Supreme Court against Tarragon Corporation, Ansonia, LLC, our partner in the Ansonia Apartments investment portfolio, William S. Friedman, our chairman and chief executive officer, and Robert P. Rothenberg, our president and chief operating officer, seeking damages and other remedies relating to the previously announced joint ventures with Northland.  We do not believe that there is any merit to these claims and have asserted numerous counter claims against Northland.  The court has denied Northland’s request for injunctive relief.

We have received statutory notices from the homeowners’ associations at fourteen of the properties that we developed or converted into condominiums in Florida for construction related claims.  One of these claims is now the subject of pending litigation in Florida.  A lawsuit has also been brought by the homeowner's association of a property we developed in New Jersey, alleging construction and design defect claims.  See the discussion of the warranty reserve in NOTE 2. “SIGNIFICANT ACCOUNTING POLICIES.”  Individual purchasers at the New Jersey property have also brought suits against us and the City of Hoboken alleging misrepresentations as to future property taxes in connection with the purchase of the units.

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

Our accrual for litigation-related losses that were probable and estimable, primarily those discussed above, was $4.3 million at September 30, 2008.  As additional information about current or future litigation or other contingencies becomes available, we will assess whether additional amounts related to those contingencies should be accrued based on such information.  Such additional accruals could potentially have a material impact on the Company’s business, results of operations, financial position and cash flows.

We believe we may have exposure for taxes other than income taxes.  We believe the range of potential deficiency, including interest and penalties, is between $658,000 and $1.2 million and have accrued an aggregate loss contingency of $658,000 in connection with this exposure as of September 30, 2008, which is recorded in other accounts payable and liabilities in the accompanying Consolidated Balance Sheet as of September 30, 2008.

We are responsible for funding certain condominium and homeowner association deficits in the ordinary course of business.  We do not currently believe these obligations will have any material adverse effect on our financial position or results of operations and cash flows.

Firm contracts to purchase real estate for development activities include a contract to purchase a tract of land for development of condominiums in Ridgefield, New Jersey, for $16 million, the closing of which may be extended through December 2009.  We do not presently have plans for financing this purchase.

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 11.  COMMITMENTS AND CONTINGENCIES  (Continued)

On February 12, 2008, we entered into employment agreements with nine of our executive officers.  The employment agreements have terms of three years, provide for a guaranteed minimum bonus for 2008 and salary and benefits continuation for periods ranging from 12 to 36 months in the event the covered executive is terminated for any reason other than cause, or as a result of death or voluntary resignation.  The employment agreements with two of these executive officers were terminated in July 2008, and we paid prorated bonuses to them upon termination.  In October 2008, we paid a total of $755,000 in guaranteed bonuses to our remaining executives, other than William S. Friedman, our chief executive officer and chairman of the board of directors, and Robert P. Rothenberg, our president and chief operating officer.  Guaranteed bonuses for 2008 totaling $1.1 million remain due and payable under the employment agreements.

We have various outstanding secured letters of credit, which had aggregate available balances of approximately $751,000 as of September 30, 2008.  In most cases, our failure to fulfill performance requirements (e.g., improvement requirements in conjunction with development efforts) would trigger drawings on the letters of credit by the third-party beneficiaries.

Loan Guarantees.  Tarragon and its partner jointly and severally guarantee repayment of a construction loan to Orchid Grove, L.L.C., which matured on April 5, 2008.  The commitment amount of this loan is $52.4 million, and the outstanding balance as of September 30, 2008, was $30 million.  On April 16, 2008, we received a demand for payment of the loan under the guaranty from the lender.  We are in negotiations with the lender on a possible resolution of its claims.

Tarragon provided a guaranty to Barclays Capital Real Estate, Inc., the lender of the debt assumed by Northland in connection with the sale of six properties to Northland in December 2007.  The loan matures December 30, 2008.  At this time, it is uncertain whether Northland will repay these loans at maturity or seek an extension of the maturity.  As of September 30, 2008, our maximum exposure under the guaranty was $10.4 million.

In accordance with FIN 45, “Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” at inception of these guarantees, we recorded liabilities representing the fair values of the guarantees.  After inception, the liabilities are evaluated under SFAS No. 5, “Accounting for Contingencies” and FIN 45 to determine whether an adjustment to the balance of the liability is necessary.  As of September 30, 2008, we had liabilities totaling $1.3 million, presented in other accounts payable and liabilities in the accompanying Consolidated Balance Sheet, related to guarantees.  See NOTE 12. “FAIR VALUE MEASUREMENT AND DISCLOSURES.”

NOTE 12.  FAIR VALUE MEASUREMENT AND DISCLOSURES

As of January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements,” which was designed to increase consistency and comparability in fair value measurements.  SFAS No. 157 creates a single definition of fair value, emphasizes fair value as a market-based measurement, establishes a framework for measuring fair value, and enhances disclosure requirements.  On February 12, 2008, the FASB issued Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which deferred the effective date of SFAS No. 157 for certain non-financial assets and non-financial liabilities until fiscal years and interim periods beginning after November 15, 2008.  FSP FAS 157-2 does not apply to non-financial assets and non-financial liabilities that companies record or disclose at fair value at least annually.  On February 14, 2008, the FASB issued FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which excluded from the scope of SFAS No. 157 assets and liabilities subject to lease accounting under SFAS No. 13 and related accounting pronouncements, except for lease assets and liabilities assumed in a business combination.  Upon adoption of SFAS No. 157, we excluded assets and liabilities that are within the scope of FSP FAS 157-2.  Accordingly, our tabular disclosures for 2008 do not include assets and liabilities subject to the FSP FAS 157-2 exclusions.  We will apply the provisions of FSP FAS 157-2 to the excluded assets and liabilities beginning on January 1, 2009.  Our adoption of SFAS No. 157 and FSP FAS 157-2 had no effect on our consolidated financial statements; however, it expanded the disclosure requirements for our financial assets and liabilities.  On October 10, 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” which clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  We have no qualifying financial assets as of September 30, 2008.  FSP FAS 157-3 was effective September 30, 2008, for Tarragon, and it had no impact on our Consolidated Financial Statements.

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

As of September 30, 2008, we had no significant Level 1 financial assets or liabilities.

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

The following table identifies the fair value of our financial liabilities, by level of input, as of September 30, 2008, that were subject to recurring fair value measurements:

	Level 1	Level 2	Level 3	Total as of September 30, 2008

Liabilities:
Derivative financial instruments	$-	$2,884	$-	$2,884
Guarantees	-	-	1,334	1,334
Total liabilities	$-	$2,884	$1,334	$4,218

As of September 30, 2008, we had no significant qualifying financial assets.  Our Level 3 liabilities represent approximately 32% of our financial liabilities that require recurring fair value measurements or disclosure in the year of adoption.  As a percentage of our consolidated net assets, our Level 3 liabilities were insignificant as of September 30, 2008; however, this may not be indicative of the impact of Level 3 assets and liabilities in future periods.

The following table presents a reconciliation of financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period from July 1, 2008 to September 30, 2008:

Guarantees

Balance as of July 1, 2008	$5,083
Total realized and unrealized gains included in earnings	(3,749)
Balance as of September 30, 2008	$1,334

TARRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 12.  FAIR VALUE MEASUREMENT AND DISCLOSURES (Continued)

The following table presents a reconciliation of financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period from January 1, 2008 to September 30, 2008:

Guarantees

Balance as of January 1, 2008	$1,550
Total realized and unrealized gains included in earnings	(216)
Balance as of September 30, 2008	$1,334

The following table summarizes gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recorded in earnings for our guarantees for the period from July 1, 2008 to September 30, 2008, all of which were still outstanding at the end of the period:
	Guarantees of Unconsolidated Joint Venture Debt	Other Guarantees

Balance as of July 1, 2008	$5,000	$83
Realized and unrealized losses included in general and administrative expenses	-	1
Realized and unrealized gains included in provision for litigation, settlement and other claims	(3,750)	-
Balance as of September 30, 2008	$1,250	$84

The decrease in the fair value of guarantees during the three months ended September 30, 2008, was the result of a change in the estimated loss contingency related to the guaranty of debt of an unconsolidated joint venture based on discussions with the lender.

The following table summarizes gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recorded in earnings for our guarantees for the period from January 1, 2008 to September 30, 2008, all of which were still outstanding at the end of the period:
	Guarantees of Unconsolidated Joint Venture Debt	Other Guarantees

Balance as of January 1, 2008	$1,455	$95
Realized and unrealized gains included in general and administrative expenses	-	(11)
Realized and unrealized gains included in provision for litigation, settlements and other claims	(205)	-
Balance as of September 30, 2008	$1,250	$84

As of January 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS No. 159 permits entities to choose to measure financial assets and liabilities, with certain exceptions, at fair value at specified election dates.  We elected not to adopt its provisions for our eligible financial assets and liabilities that existed as of January 1, 2008 and September 30, 2008.

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

On May 9, 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which was designed to emphasize that the selection of accounting principles is the responsibility of companies, not their auditors.  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles for the preparation and presentation of financial statements in accordance with GAAP.  SFAS No. 162 will be effective November 15, 2008.  Companies would report any effect of applying SFAS No. 162 as a change in accounting principle.  We do not anticipate SFAS No. 162 will have an effect on our consolidated financial statements.

NOTE 14. SUBSEQUENT EVENT

As we disclosed in our Form 8-K, dated October 2, 2008, Tarragon received a deficiency notice from The NASDAQ Stock Market (“NASDAQ”) on September 26, 2008, stating that we are not in compliance with NASDAQ Marketplace Rule 4450(a)(5) because the minimum bid price of our common stock was below $1 per share for 30 consecutive business days.  On October 16, 2008, the NASDAQ submitted a proposal to the SEC for a temporary suspension, until January 16, 2009, of the continued listing requirements related to bid price and market value of publicly held shares for listing on NASDAQ.  In the same proposal, the NASDAQ also requested that the SEC waive the 30-day delay period on rule proposals by the NASDAQ and other self-regulatory organizations.

In Release No. 34-58809, “Notice of Filing and Immediate Effectiveness of Proposed Rule Change to Temporarily Suspend, through January 16, 2009, the Continued Listing Requirements Related to Bid Price and Market Value of Publicly Held Shares,” the SEC approved the proposal and consented to the waiver of the delay period due to the ongoing and widespread turmoil in financial markets.  Accordingly, the NASDAQ’s proposal is effective October 17, 2008.  Tarragon was subject to a 180 calendar-day compliance period that began on September 27, 2008.  Under Release No. 34-58809, Tarragon’s compliance period would resume on January 19, 2009 (i.e., the next available business day after the end of the temporary suspension period), and continue through June 25, 2009, if Tarragon’s common stock does not establish a bid price of at least $1 per share for at least 10 consecutive business days during the temporary suspension period.

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

Development Division.  Our activities in the Development Division involve the development of new rental properties, primarily apartment communities, creation of new high-rise and mid-rise condominiums and town homes for sale to residents, and conversions of existing apartment communities to condominiums.  We measure the performance of the Development Division primarily by gross profit on sales.  Beginning in late 2006 and accelerating in 2007 and 2008, market conditions in the homebuilding industry deteriorated, resulting in declining sales revenue and gross margins.  In addition, we incurred significant losses related to asset impairment in 2007 and 2008.  Market conditions have worsened in 2008.  See discussion below under the caption “Outlook.”

Investment Division.  Our Investment Division includes rental properties in lease-up and with stabilized operations.  We consider a property stabilized when development or renovation is substantially complete and recurring operating income exceeds operating expenses and debt service.  We measure the performance of the Investment Division primarily by net operating income, which is defined as rental revenue less property operating expenses, of both consolidated and unconsolidated rental apartment communities and commercial properties.  During 2006 and 2007, we determined not to convert a number of properties we had previously targeted for conversion to condominium homes for sale.  Instead, we decided to operate these properties as rental properties and transferred them from our Development Division to our Investment Division.  In August 2007, we decided to sell these properties, which resulted in significant losses related to asset impairment.  Through September 30, 2008, we had sold ten of these properties, and are marketing one additional property for sale.  Further asset sales will be necessary to meet company obligations and to fund continuing operations.  See discussion below under the caption “Outlook.”

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

•
General and administrative expenses, a significant portion of which consists of compensation and benefits and other personnel-related costs (excluding site-level employees of rental apartment communities and commercial properties and employees directly related to development activities) and the write-off of pre-acquisition costs associated with projects that do not go forward.

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

•
Minority interests in (income) loss from consolidated partnerships and joint ventures, which consists of our partners’ share of net income or net loss and may include losses representing distributions to outside partners from consolidated partnerships in excess of their investments in the partnerships (the source of such distributions is generally proceeds from financings of properties);

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

Outlook

The homebuilding industry has suffered a sharp decline in home prices and sales over the last two years.  This market deterioration was initially driven by a decline in consumer confidence and restrictions on the availability of mortgage loans, and was accelerated by disruptions in the availability of credit in general.  These conditions have negatively affected real estate values, especially for land and residential development, which has led to continuing impairments in the value of our land and real estate inventory and of our projects under development or in the pipeline.  Current market conditions are increasingly difficult.  Our ability to obtain mortgage and corporate level financing for our projects, repay existing indebtedness as it becomes due and meet other current obligations has been materially adversely affected, and we continue to experience difficulties complying with financial covenants contained in our existing debt agreements.

As of September 30, 2008, $63.4 million of our debt had matured without repayment, another $77.7 million matured after September 30, 2008, and we did not make our October or November 2008 debt service payments on other loans.  Also, as of September 30, 2008, we were not in compliance with financial covenants in most of our existing debt agreements.  See NOTE 5. “NOTES PAYABLE” in the accompanying Notes to Consolidated Financial Statements and below under “Liquidity and Capital Resources” for additional information.

On October 30, 2008, we entered into a Restructuring Agreement with the holders of $125 million of our subordinated unsecured notes, and the Affiliates.  The noteholders have agreed to support a financial restructuring of Tarragon and to refrain from exercising any of their rights and remedies under the terms of these notes through June 30, 2009, subject to the terms and conditions of the Restructuring Agreement.  As part of the financial restructuring, these notes and approximately $39 million of indebtedness held by the Affiliates would be restructured and become obligations of the reorganized Tarragon or an affiliated issuer.  The Restructuring Agreement also contemplates that we will enter into one or more definitive agreements with a sponsor of an overall financial restructuring plan.  Under the overall plan, which may be implemented through a voluntary petition for Chapter 11 bankruptcy protection, the sponsor of the plan and certain Tarragon debt holders will receive shares of reorganized Tarragon’s equity representing a controlling interest in the reorganized company in exchange for the assumption of indebtedness.

We are working with financial and legal advisors to identify a plan sponsor and effectuate the financial restructuring plan contemplated by the Restructuring Agreement.  In addition, since September 30, 2007, we have sold 15 rental properties and three development properties, and our current efforts contemplate additional property sales and continued reduction in our condominium inventory to fund operations and reduce debt levels, along with continued reductions in our general and administrative expenses and overhead, during the remainder of 2008 and 2009.

During the three and nine months ended September 30, 2008, we recorded impairment charges of $49.9 million and $82.8 million, respectively, $13.1 million and $14.8 million, respectively, of which were presented in cost of sales.  Of the remaining impairment charges for the three and nine months ended September 30, 2008, $9.5 million and $9.4 million, respectively, were presented in discontinued operations in the Consolidated Statements of Operations.  If current estimates or expectations change in the future, or if market conditions continue to deteriorate, we may be required to recognize additional impairment charges related to current or future projects.

During the three and nine months ended September 30, 2007, we recorded impairment charges of $135.7 million and $339.1 million, respectively, $35.7 million and $79.2 million, respectively, of which was presented in cost of sales.  Of the remaining impairment charges for the three and nine months ended September 30, 2007, $54.6 million and $168 million, respectively, were presented in discontinued operations in the Consolidated Statements of Operations.

We present our consolidated financial statements on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  As of September 30, 2008, we had $959.5 million of consolidated debt, and we guaranteed additional debt of one unconsolidated joint venture of $30 million.  As of September 30, 2008, we had stockholders’ deficit of $212.6 million.  For the three and nine months ended September 30, 2008, we had net losses of $57.3 million and $105.4 million, respectively.  These factors raise substantial doubt about our ability to continue as a going concern.

There can be no assurance that we will be able to identify a plan sponsor or complete a financial restructuring as contemplated by the Restructuring Agreement, obtain extensions, refinance or repay matured or maturing debt, or fund operations through planned sales of properties and completed homes in our inventory.  If we are unable to complete the financial restructuring, we will likely have no alternative to a forced sale or liquidation of the Company. The accompanying Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets.

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

Results of Operations

Overview

Total consolidated revenue was $48.5 million and $275.8 million, respectively, for the three and nine months ended September 30, 2008 and $70.2 million and $280.1 million, respectively, for the corresponding periods in 2007.  Sales revenue decreased $21.2 million and $2.6 million, respectively, for the three and nine months ended September 30, 2008.  See discussion of sales revenue below under the caption “Development Division.”

Rental and other revenue decreased $441,000, or 2.3%, and $1.7 million, or 3%, respectively, for the three and nine months ended September 30, 2008, compared to the corresponding periods in 2007.  Eight properties converted or undergoing conversion to condominium homes for sale accounted for decreases in revenue of $1.2 million and $1.9 million, respectively, for the three and nine months ended September 30, 2008.  One property conveyed to the lender in May 2008 via deed in lieu of foreclosure accounted for additional decreases in revenue of $430,000 and $940,000, respectively, for the three and nine months ended September 30, 2008.  These decreases were partially offset by increases of $347,000 and $267,000, respectively, contributed by three properties in lease-up for the three and nine months ended September 30, 2008.  Increases of $587,000 and $830,000, respectively, for the three and nine months ended September 30, 2008, were reported by properties held in both years largely due to decreases in vacancies.

Loss from continuing operations was $58.4 million and $111.5 million, respectively, for the three and nine months ended September 30, 2008, compared to $178.5 million and $254.5 million, respectively, for the corresponding periods in 2007, as a result of the following factors:

•
Impairment charges were $27.3 million and $58.6 million, respectively, for the three and nine months ended September 30, 2008, compared to $45.4 million and $92 million, respectively, for the three and nine months ended September 30, 2007.  These charges relate to thirteen development projects and two active rental developments.

•
Sales revenue decreased $21.2 million to $29.8 million for the three months ended September 30, 2008, and $2.6 million to $221 million for the nine months ended September 30, 2008, from $51.1 million and $223.6 million, respectively, for the corresponding periods in 2007.  See the discussion of sales revenue below under the caption “Development Division.”

•	Rental and other revenue decreased $441,000 and $1.7 million, respectively, for the three and nine months ended September 30, 2008, as discussed above, compared to the corresponding periods in 2007.

•
Cost of sales, including impairment charges for certain active development projects, decreased $60.7 million and $107.1 million to $39.2 million and $200.5 million, respectively, for the three and nine months ended September 30, 2008, from $99.9 million and $307.6 million, respectively, for the corresponding periods in 2007.  See the discussion of cost of sales below under the caption “Development Division.”

•
Corporate general and administrative expenses decreased $3.9 million and $4.2 million, respectively, for the three and nine months ended September 30, 2008, compared to the corresponding periods in 2007.  See the discussion below under the caption “General and Administrative Expenses.”

•
Equity in income (loss) of partnerships and joint ventures was $137,000 and $552,000, respectively, for the three and nine months ended September 30, 2008, compared to ($2.3 million) and ($7.7 million), respectively, for the corresponding periods in 2007.  See the discussion below under the caption “Equity in Income (Loss) of Unconsolidated Partnerships and Joint Ventures.”

•
Minority interests in (income) loss of consolidated partnerships and joint ventures decreased $488,000 for the three months ended September 30, 2008, and increased $6.4 million for the nine months ended September 30, 2008.  See the discussion below under the caption “Minority Interests.”

•
Interest expense decreased $862,000 for the three months ended September 30, 2008 and increased $10 million for the nine months ended September 30, 2008.  See the discussion below under the caption “Other Interest.”

•	We recognized a net loss on debt restructuring of $3.5 million during the nine months ended September 30, 2008. See the discussion below under the caption “Net Loss on Debt Restructuring.”

•
A gain on transfer of assets of $2.2 million for the excess of the fair value of a property over its carrying value was recognized in May 2008.  See the discussion below under the caption “Gain on Transfer of Assets.”

•
Provision for litigation, settlements and other claims decreased $1.1 million and increased $2.7 million, respectively, for the three and nine months ended September 30, 2008.  See the discussion below under the caption “Provision for Litigation, Settlements and Other Claims.”

Operating Results of Consolidated Rental Properties.  At September 30, 2008, our consolidated rental properties presented in continuing operations included rental communities with 7,119 apartments (excluding 360 units presented in discontinued operations).

The following table summarizes aggregate property level revenue and expenses for our consolidated rental properties presented in continuing operations for the three and nine months ended September 30, 2008 and 2007.  The revenue and expenses below exclude management fees and other revenue, property taxes, insurance, interest, and other carrying costs associated with development projects, and interest expense on corporate debt.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
Rental revenue	$18,061	$17,759	$302	$53,127	$53,928	$(801)
Property operating expenses	(10,110)	(9,345)	(765)	(28,504)	(27,137)	(1,367)
Interest expense	(12,753)	(9,090)	(3,663)	(29,837)	(23,348)	(6,489)
Depreciation expense	(3,026)	(3,099)	73	(10,296)	(9,157)	(1,139)
	$(7,828)	$(3,775)	$(4,053)	$(15,510)	$(5,714)	$(9,796)

The following tables illustrate the changes in revenue and expenses of our consolidated rental properties between the three and nine months ended September 30, 2008 and 2007 resulting from properties undergoing conversion to condominium homes for sale, properties we have disposed of, a property repositioned in 2007, and properties in lease-up:

	Changes for the Three Months Ended September 30, 2008
	Condominium Conversions(1)	Property Conveyed to Lender	Properties in Lease-up(2)		Other	Total

Rental revenue	$(202)	$(430)	$347		$587	$302
Property operating expenses	(91)	272	(332)		(614)	(765)
Interest expense	(438)	171	(4,449	) (3)	1,053	(3,663)
Depreciation expense	-	-	(62)		135	73
	$(731)	$13	$(4,496)		$1,161	$(4,053)

(1)	Residual rental operations from properties in our owned portfolio.
(2)	Includes five properties in lease-up during one or both periods presented.
(3)	Includes default interest and late fees of $2.2 million.

	Changes for the Nine Months Ended September 30, 2008
	Condominium Conversions(1)	Property Conveyed to Lender	Properties in Lease-up(2)		Other		Total

Rental revenue	$(958)	$(940)	$267		$830		$(801)
Property operating expenses	89	531	(693)		(1,294)		(1,367)
Interest expense	(1,062)	258	(7,379	) (3)	1,694	(4)	(6,489)
Depreciation expense	-	(1,307)	(144)		312		(1,139)
	$(1,931)	$(1,458)	$(7,949)		$1,542		$(9,796)

(1)	Residual rental operations from properties in our owned portfolio.
(2)	Includes five properties in lease-up during one or both periods presented.
(3)	Includes default interest and late fees of $2.2 million.
(4)	In the third and fourth quarters of 2007, outstanding debt was reduced by $11 million.

General and Administrative Expenses.  Corporate general and administrative expenses decreased $3.9 million and $4.2 million, respectively, for the three and nine months ended September 30, 2008, compared to the corresponding periods in 2007 principally due to decreases in the write-off of pre-acquisition costs associated with projects that did not go forward of $3.2 million and $4.4 million in the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007.  Rent and personnel costs also decreased due to the personnel reductions between August 2007 and September 2008, as well as the transfer of employees to NPM in May 2008.  NPM was terminated in October 2008, and upon termination, we rehired certain of these employees.  These decreases are partially offset by increases of $251,000 and $2.8 million, respectively, in marketing and selling costs related to completed development projects for the three and nine months ended September 30, 2008, compared to the same periods in 2007.

Property general and administrative expenses decreased $256,000 and $1 million, respectively, for the three and nine months ended September 30, 2008, compared to the corresponding periods in 2007 principally due to personnel reductions between August 2007 and September 2008, as well as the transfer of employees to NPM in May 2008.  Upon termination of NPM, we rehired certain of its employees.

Equity in Income (Loss) of Unconsolidated Partnerships and Joint Ventures.  The following table summarizes the components of equity in income (loss) of unconsolidated partnerships and joint ventures for the indicated periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007

Sales revenue	$391	$16,839	$11,548	$59,316
Cost of sales	(391)	(21,070)	(10,468)	(56,378)
Gross profit (loss) from sales	-	(4,231)	1,080	2,938

Property taxes and insurance	(26)	(313)	(87)	(313)
Interest expense	-	-	(423)	-
General and administrative expenses	-	-	(238)	-
Mortgage banking income (loss)	(5)	236	64	833
Elimination of management and other fees paid to Tarragon	-	84	65	254
Outside partners’ interests in (income) loss of unconsolidated joint ventures	159	2,264	237	(4,985)
Overhead costs associated with investments in unconsolidated joint ventures	-	(38)	-	(323)
Performance-based compensation related to development projects of unconsolidated joint ventures	-	-	-	(7)
Impairment charges	-	(217)	(272)	(6,036)
Distributions in excess of investment	1	194	110	194
Other	8	(234)	16	(248)
Equity in income (loss) of unconsolidated partnerships and joint ventures	$137	$(2,255)	$552	$(7,693)

Sales revenue of unconsolidated joint ventures decreased $16.4 million and $47.8 million, respectively, for the three and nine months ended September 30, 2008, compared to the corresponding periods in 2007 primarily due to a decrease in closings at Lofts on Post Oak, a condominium conversion project in Houston, Texas that sold out in the second quarter of 2008, and Orchid Grove, a townhome development in Pompano Beach, Florida that has experienced a significant slowdown in sales since closings began in the second quarter of 2007.

Gross profit on unconsolidated sales revenue increased $4.2 million for the three months ended September 30, 2008, compared to the corresponding period in 2007 primarily due to a decrease in closings at Lofts on Post Oak which had negative gross profit.  For the nine months ended September 30, 2008, compared to the corresponding period in 2007, gross profit decreased $1.9 million primarily due to the slowdown in sales at Orchid Grove.

Outside partners’ interest in income of unconsolidated joint ventures increased $2.1 million for the three months ended September 30, 2008, compared to the corresponding period in 2007 due to a decrease in closings at Lofts on Post Oak.  For the nine months ended September 30, 2008, compared to the corresponding period in 2007, outside partners’ interest decreased $5.2 million primarily due to the slowdown in sales at Orchid Grove.

Impairment charges for the three and nine months ended September 30, 2007, relate to the write-off of our investment in Orchid Grove upon concluding that our investment was not recoverable.

Minority Interests.  Minority interests in (income) loss of consolidated partnerships and joint ventures decreased $488,000 for the three months ended September 30, 2008, and increased $6.4 million for the nine months ended September 30, 2008.  The decrease for the three months is primarily related to the reduction in profit of one property over the corresponding period in 2007.  The increase for the nine months ended September 30, 2008, is principally due to recording expense of $9.4 million representing our partner’s share of the gross profit from the sale of a rental development in February 2008, partially offset by our recognition of $1.4 million in minority interest income representing our partner’s share of an impairment charge related to a development project in the first quarter of 2008.

Other Interest.  Interest expense decreased $862,000 and increased $10 million, respectively, for the three and nine months ended September 30, 2008, of which $601,000 and $9 million, respectively, are related to discontinuing capitalization of interest expense during 2007 and 2008 for completed development projects and projects for which development activities have ceased.  Five properties in lease-up reported increases of $4.4 million and $7.4 million, respectively, for the three and nine months ended September 30, 2008.  Offsetting these increases are decreases in corporate debt expense of $4.7 million and $4.5 million, respectively, for the three and nine months ended September 30, 2008.  In addition, decreases of $1.1 million and $1.7 million were reported by properties held in both years, primarily due to the reduction of outstanding debt in the third and fourth quarters of 2007.  For the three and nine months ended September 30, 2008, we recorded default interest and late fees of $3.3 million and $3.6 million, respectively, on six loans which had matured as of September 30, 2008.

Gain on Sale of Real Estate.  The following table summarizes sales of consolidated properties during the nine months ended September 30, 2008 and 2007.  Except for the gain on sale of Lots 1 and 2 of Vintage at the Parke and 194 Fountain, the gains on sale below are presented in discontinued operations in accordance with SFAS No. 144.

Date of Sale	Property	Sale Price	Net Cash Proceeds	Gain on Sale

2008
January	Creekwood North	$11,800	$5,429	$8,707
January	Park Dale Gardens	6,200	390	3,968
February	University Center	2,750	2,638	138
April	Northgate	19,650	2,220	-
September	Desert Winds/Silver Creek	12,114	4,112	8,484
September	Mariner Plaza	5,825	1,042	3,841
		$58,339	$15,831	$25,138
2007
January	Lots 1 and 2 Vintage at the Parke	$1,000	$659	$398
May	Merritt 8 Office Building	24,500	5,592	1,362
July	194 Fountain	285	-	153
September	210 Watermark	24,000	-	-
September	Knightsbridge at Stoneybrook	45,250	1,000	3,706
September	Lakeview Mall	750	727	-
		$95,785	$7,978	$5,619

Net Loss on Debt Restructuring.  During the three months ended March 31, 2008, we recognized a gain of $2.4 million related to the repurchase of all of the $5.8 million of outstanding senior convertible notes and $400,000 of accrued interest for $3.6 million.  This gain was more than offset by a loss of $5.9 million for the fair value of warrants issued to the affiliate noteholders recognized in the three months ended March 31, 2008.  See further discussion at NOTE 5. “NOTES PAYABLE” in the accompanying Notes to Consolidated Financial Statements.

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

Provision for Litigation, Settlements and Other Claims.  Provision for litigation, settlements and other claims was ($1.3 million) and $4.4 million, respectively, for the three and nine months ended September 30, 2008, compared to ($198,000) and $1.7 million for each of the corresponding periods in 2007.  These provisions relate to loss contingencies in connection with legal claims and loan guarantees.  See NOTE 11 “COMMITMENTS AND CONTINGENCIES” and NOTE 12. “FAIR VALUE MEASUREMENT AND DISCLOSURES” in the accompanying Notes to Consolidated Financial Statements.

Development Division

Sales Revenue, Cost of Sales, and Gross Profit (Loss) from Sales.  As stated previously, results for our segments do not distinguish between revenue and expenses of consolidated properties and revenue and expenses of unconsolidated properties. Therefore, revenue, cost of sales, and gross profit or loss from sales presented below include both consolidated and unconsolidated for-sale communities.  As stated previously, cost of sales includes, among other costs, development salaries, marketing, and selling costs.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2008		2007		2008		2007
	Units	Dollars	Units	Dollars	Units	Dollars	Units	Dollars
Sales revenue recognized on the closing method:
Consolidated communities:
Condominium conversions	29	$3,768	248	$38,364	226	$29,979	754	$125,507
Townhome and traditional new developments	6	2,569	6	3,569	12	5,698	67	25,343
High- and mid-rise developments	32	19,249	-	-	91	54,811	-	-
Rental developments	-	-	-	-	217	116,180	180	30,250
Land developments	-	-	20	3,204	-	-	48	4,379
	67	25,586	274	45,137	546	206,668	1,049	185,479

Unconsolidated communities:
Condominium conversions	-	-	32	7,708	42	9,036	100	25,505
Townhome and traditional new developments	1	391	17	9,095	8	2,512	75	33,093
	1	391	49	16,803	50	11,548	175	58,598
Total sales revenue recognized on the closing method	68	25,977	323	61,940	596	218,216	1,224	244,077

Sales revenue recognized on the percentage-of-completion method (1):
Consolidated communities:
High- and mid-rise developments	2	4,258	(8)	5,951	7	14,310	26	38,126
Unconsolidated communities:
High- and mid-rise developments	-	-	-	36	-	-	-	718
Total sales revenue recognized on the percentage-of-completion method	2	4,258	(8)	5,987	7	14,310	26	38,844
Total sales revenue	70	$30,235	315	$67,927	603	$232,526	1,250	$282,921

(1)
Number of units represents units sold net of defaults for which revenue recognition began during the year.  Revenue includes revenue on units sold in the current period as well as additional revenue from units sold in prior periods as construction progresses and additional revenue is recognized, and is net of an allowance for potential defaults.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
Cost of sales recognized on the closing method:
Consolidated communities:
Condominium conversions	$2,967	$67,361	$(64,394)	$23,930	$183,042	$(159,112)
Townhome and traditional new developments	2,513	5,544	(3,031)	4,747	25,824	(21,077)
High- and mid-rise developments	25,287	-	25,287	59,492	-	59,492
Rental developments	-	-	-	91,384	29,113	62,271
Land developments	-	5,474	(5,474)	-	6,671	(6,671)
	30,767	78,379	(47,612)	179,553	244,650	(65,097)

Unconsolidated communities:
Condominium conversions	-	11,814	(11,814)	7,949	29,362	(21,413)
Townhome and traditional new developments	391	9,190	(8,799)	2,519	26,628	(24,109)
	391	21,004	(20,613)	10,468	55,990	(45,522)
Total cost of sales recognized on the closing method	31,158	99,383	(68,225)	190,021	300,640	(110,619)

Cost of sales recognized on the percentage-of-completion method:
Consolidated communities:
High- and mid-rise developments	8,464	21,556	(13,092)	20,981	62,960	(41,979)
Unconsolidated communities:
High- and mid-rise developments	-	66	(66)	-	388	(388)
Total cost of sales recognized on the percentage-of-completion method	8,464	21,622	(13,158)	20,981	63,348	(42,367)
Total cost of sales	$39,622	$121,005	$(81,383)	$211,002	$363,988	$(152,986)

Gross profit (loss) on sales revenue recognized on the closing method:
Consolidated communities:
Condominium conversions	$801	$(28,997)	$29,798	$6,049	$(57,535)	$63,584
Townhome and traditional new developments	56	(1,975)	2,031	951	(481)	1,432
High- and mid-rise developments	(6,038)	-	(6,038)	(4,681)	-	(4,681)
Rental developments	-	-	-	24,796	1,137	23,659
Land developments	-	(2,270)	2,270	-	(2,292)	2,292
	(5,181)	(33,242)	28,061	27,115	(59,171)	86,286
Unconsolidated communities:
Condominium conversions	-	(4,106)	4,106	1,087	(3,857)	4,944
Townhome and traditional new developments	-	(95)	95	(7)	6,465	(6,472)
	-	(4,201)	4,201	1,080	2,608	(1,528)
Total gross profit (loss) on sales revenue recognized on the closing method	(5,181)	(37,443)	32,262	28,195	(56,563)	84,758

Gross profit (loss) on sales revenue recognized on the percentage-of-completion method:
Consolidated communities:
High- and mid-rise developments	(4,206)	(15,605)	11,399	(6,671)	(24,834)	18,163
Unconsolidated communities:
High- and mid-rise developments	-	(30)	30	-	330	(330)
Total gross profit (loss) on sales revenue recognized on the percentage-of-completion method	(4,206)	(15,635)	11,429	(6,671)	(24,504)	17,833
Total gross profit (loss) on sales	$(9,387)	$(53,078)	$43,691	$21,524	$(81,067)	$102,591

The following table presents sales revenue for both consolidated and unconsolidated communities by product type:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change

High- and mid-rise developments	$23,507	$5,987	$17,520	$69,121	$38,844	$30,277
Townhome and traditional new developments	2,960	12,664	(9,704)	8,210	58,436	(50,226)
Condominium conversions	3,768	46,072	(42,304)	39,015	151,012	(111,997)
Rental developments	-	-	-	116,180	30,250	85,930
Land developments	-	3,204	(3,204)	-	4,379	(4,379)
Total	$30,235	$67,927	$(37,692)	$232,526	$282,921	$(50,395)

Total sales revenue decreased $37.7 million, or 55%, to $30.2 million for the three months ended September 30, 2008, and decreased $50.4 million, or 18%, to $232.5 million for the nine months ended September 30, 2008, compared to the corresponding periods in 2007.  The overall decrease in sales revenue for the three months ended September 30, 2008, compared to the corresponding period in 2007, was principally comprised of:

•
$42.3 million decrease in condominium conversions projects resulting primarily from fewer sales and lower sales prices in the Florida market, with $17.9 million relating to several projects completed and closed out in 2007;

•
$17.5 million increase in revenue from high- and mid-rise developments principally as a result of a $3.8 million increase in sales related to a property that began closing sales in October 2007, and a $12.1 million increase in a New Jersey high-rise project nearing sell out; and

•
$9.7 million decrease in revenue from townhome and traditional new developments due to lower sales volume and prices, with $8.7 million related to one unconsolidated project in Florida for which sales have declined significantly since closing sales began in 2007.

The overall decrease in sales revenue for the nine months ended September 30, 2008, compared to the corresponding period in 2007, was principally comprised of:

•	$112 million decrease in condominium conversion projects of which $54.4 million relates to projects closed out in 2007, and $30.5 million relates to projects closed out in 2008;
•	$50.2 million decrease in revenue from townhome and traditional new developments due to lower sales volume, with $30.6 million related to one Florida project that began closing sales in 2007;
•	$85.9 million increase in revenue from the sale of rental developments; one project was sold in February 2008 for $116.2 million, while a project was sold in January 2007 for $30.3 million; and
•
$30.3 million increase in revenue from high- and mid-rise developments principally resulting from $18.3 million in sales in 2008 for a property that began closing sales in October 2007, a $22.9 million increase for a property that recorded a $19.4 million provision for uncollectible contracts receivable in 2007 and is nearing sell out, and a $14.9 million decrease for a property that sold out in 2007.

Events in 2007 and 2008 affecting the sub-prime mortgage market, including tightening of credit standards, have impacted the ability of buyers to sell their existing homes and to obtain suitable financing to purchase new homes.  These market conditions continue to negatively impact our sales revenue in 2008.  In addition, we discontinued revenue recognition under the percentage of completion method for one project effective January 1, 2008.  See discussion in NOTE 2. “SIGNIFICANT ACCOUNTING POLICIES – Revenue Recognition” in the accompanying Notes to Consolidated Financial Statements.

Total cost of sales was $39.6 million and $211 million for the three and nine months ended September 30, 2008, compared to $121 million and $364 million in the corresponding periods in 2007.  The overall decrease in cost of sales for the three months ended September 30, 2008, compared to the corresponding period in 2007, was comprised of:

•	$76.2 million decrease for condominium conversion projects principally related to the decline in revenue and a decrease in impairment charges of $24.6 million over the prior year;
•	$11.8 million decrease related to net declines in sales for townhome and traditional new developments; and
•	$12.1 million increase related to an increase in revenue for high- and mid-rise developments and an increase in impairment charges of $4.4 million over the prior year.

The overall decrease in cost of sales for the nine months ended September 30, 2008, compared to the corresponding period in 2007, was comprised of:

•	$180.5 million decrease related to a decline in revenue from condominium conversion projects and a decrease in impairment charges of $57.1 million;
•	$62.3 million increase related to sales of rental developments; and
•	$45.2 million decrease related to a decline in revenue for townhome and traditional new developments.

Gross profit (loss) from home sales was ($9.4 million) and $21.5 million, respectively, for the three and nine months ended September 30, 2008, compared to gross loss from home sales of ($53.1 million) and ($81.1 million), respectively, for the corresponding periods in 2007.  As discussed above, the overall increase in gross profit in the first nine months of 2008 was principally due to gross profit on the sale of a rental development in February 2008 and a decrease in impairment charges included in cost of sales of $64.4 million over the prior year, and partially offset by lower revenue and gross profit from condominium conversion projects.  The overall decrease in gross loss in the third quarter of 2008, compared to the corresponding period in 2007, was principally due to the decrease in impairment charges included in cost of sales of $22.6 million over the prior year.  For the three and nine months ended September 30, 2008, gross profit (loss) as a percentage of consolidated and unconsolidated sales revenue was (31%) and 9.3%, respectively, compared to (78.1%) and (28.7%), respectively, for the corresponding periods in 2007.  The increase in the gross profit percentage is principally due to the sale of a rental development in February 2008, which yielded a gross profit percentage of 21.3%.  Gross profit on sales is based on estimates of total project sales value and total project costs.  When estimates of sales value or project costs are revised, we adjust gross profit in the period of change so that cumulative project earnings reflect the revised profit estimate.  Margin increases resulted in lower cost of sales and higher gross profit of $2.2 million and $5.9 million, respectively, for the three and nine months ended September 30, 2008.

Regional Analysis of Sales Revenue and Gross Profit (Loss). The Development Division operates in seven states.  For the purposes of this discussion, we have established regional groupings as follows.  Central Florida is comprised primarily of projects in Orlando and surrounding cities.  West Florida includes projects located in Tampa and Fort Meyers.  Projects in South Florida are located in Miami Beach, Fort Lauderdale, Boynton Beach, and Pompano Beach.  The North Florida and South Carolina region include projects located in the Jacksonville, Florida, and Charleston, South Carolina, metropolitan areas.  The Northeast region includes projects in Hoboken, Edgewater, and Palisades Park, New Jersey; Warwick, New York; and Meriden and Manchester, Connecticut.  Two projects in Murfreesboro, Tennessee, are included in Other.

As of September 30, 2008, the number of remaining units in our active projects within each of these regions was as follows:

Remaining Units as of September 30, 2008
Central Florida	201
West Florida	185
South Florida	486
North Florida and South Carolina	58
Northeast	615
Other	601
2,146

The following table presents sales revenue for our development properties for the periods presented by each region described above, with the remaining projects included in the Other category:

	For the Three Months Ended September 30,
	2008		2007
	Percentage of Segment Sales Revenue	Sales Revenue	Percentage of Segment Sales Revenue	Sales Revenue	Increase (Decrease)
Central Florida	1%	$317	-	$198	$119
West Florida	4%	1,125	12%	8,073	(6,948)
South Florida	17%	5,131	24%	16,139	(11,008)
North Florida and South Carolina	9%	2,642	39%	26,391	(23,749)
Northeast	69%	21,020	9%	6,435	14,585
Other (1)	-	-	16%	10,691	(10,691)
	100%	$30,235	100%	$67,927	$(37,692)

(1)	Includes two projects in Houston, Texas, and Nashville, Tennessee, that are sold out.

The increase in sales revenue for Central Florida was primarily due to an increase in sales for the Kissimmee townhome project that is nearing close-out.  All condominium conversion projects in Central Florida were sold out in 2007.

The decrease in sales revenue for West Florida was driven by condominium conversions and was principally due to a $2.7 million decrease in sales revenue for a Tampa project that sold out in 2007 and a $2 million decrease for another project in Tampa that is nearing sell-out.  As of September 30, 2008, we had two condominium conversion projects in this region (in Tampa):  one with seven remaining units and one with 178 remaining units, which had no sales during the three months ended September 30, 2008, and accounted for $2 million of the decrease for this region.

The decrease in sales revenue for South Florida is primarily due to a $4 million decrease related to a Boynton Beach condominium conversion project for which the remaining units were sold in bulk in December 2007 and a decrease of $8.7 million for a Pompano Beach townhome development that began closing units in April 2007.  This project sold one unit in the three months ended September 30, 2008, compared to 17 units in the corresponding period of 2007.  These decreases were partially offset by a $1.7 million increase for a high-rise development in Fort Lauderdale that sold two units in both the three months ended September 30, 2008, and the corresponding period of the prior year.  This project had four remaining penthouse units at September 30, 2008.

Projects in North Florida and South Carolina are condominium conversions, with four active projects with sales in 2008, one of which sold out in March 2008.  The other three projects had an aggregate 241 remaining units at September 30, 2008.  These projects had a $12.7 million decrease in sales in the three months ended September 30, 2008.  Of this decrease, $2.8 million relates to the project that sold out in March 2008.  The remaining $11 million decrease for this region resulted from three projects that were closed out in 2007:  $5 million from a project in Jacksonville, Florida, and $6 million from two projects in Mt. Pleasant, South Carolina.

In the Northeast, revenue increased $14.6 million, principally due to a $12.1 million increase in revenue for a high-rise development in Edgewater, New Jersey.   This increase was partially due to a provision in June 2007 for uncollectible contracts receivable of $19.4 million.  In addition, this project sold 24 units in the three months ended September 30, 2008, while no units were sold in the corresponding period of 2007.  See the discussion above under the caption “Consolidated Results of Operations – Development Division – Sales Revenue, Cost of Sales, and Gross Profit (Loss) from Sales” and in NOTE 2. “SIGNIFICANT ACCOUNTING POLICIES” in the Notes to Consolidated Financial Statements.  A $3.8 million increase came from a mid-rise project in Palisades Park, New Jersey, that began closings and commenced revenue recognition in the fourth quarter of 2007.  Partially offsetting these increases was a decrease of $1.3 million related to a traditional new development in Warwick, New York, that sold four homes in the three months ended September 30, 2008, compared to six homes in the corresponding period of 2007.

The $10.7 million decrease in the Other category was principally related to the condominium conversion project in Houston, Texas, that sold out in May 2008.

The following table presents sales revenue for our development properties for the periods presented by each region described above, with the remaining projects included in the Other category:

	For the Nine Months Ended September 30,
	2008		2007
	Percentage of Segment Sales Revenue	Sales Revenue	Percentage of Segment Sales Revenue	Sales Revenue	Increase (Decrease)

Central Florida	-	$317	4%	$11,637	$(11,320)
West Florida	3%	8,203	13%	37,392	(29,189)
South Florida	7%	16,768	19%	54,396	(37,628)
North Florida and South Carolina	10%	22,166	27%	76,751	(54,585)
Northeast	76%	176,036	27%	74,501	101,535
Other (1)	4%	9,036	10%	28,244	(19,208)
	100%	$232,526	100%	$282,921	$(50,395)

(1)	Includes two projects in Houston, Texas, and Nashville, Tennessee, that are sold out.

The decrease in sales revenue for Central Florida was primarily due to a decrease in sales revenue for a townhome project in Kissimmee that is nearing close-out, for which revenue decreased $9.7 million.  All condominium conversion projects in this region were sold out in 2007.

The decrease in sales revenue for West Florida was driven by condominium conversions, with an $11.6 million decrease in sales revenue for a Tampa project that sold out in 2007 and a $11.7 million decrease in sales revenue for two other Tampa projects, one of which sold out in 2008, and the other of which had seven remaining units at September 30, 2008.  A $1.3 million decrease relates to a mid-rise development in Fort Meyers that sold out in 2007.  A decrease of $4.6 million relates to the other remaining condominium conversion project in this region, which had no sales during the nine months ended September 30, 2008, and 178 remaining units.

The decrease in sales revenue for South Florida is primarily due to a $11.2 million decrease related to a Boynton Beach condominium conversion project for which the remaining units were sold in bulk in December 2007 and a decrease of $30.6 million related to lower sales volume at a Pompano Beach townhome development that began closing units in April 2007 and closed eight units in the nine months ended September 30, 2008, compared to 75 units in the corresponding period of 2007.  In addition, a $1.8 million decrease came from a condominium conversion in Miami Beach that sold out in 2007.  These decreases were partially offset by an increase of $6 million for a high-rise development in Fort Lauderdale that sold 13 units in the nine months ended September 30, 2008, compared to five in the corresponding period of 2007.

Projects in North Florida and South Carolina are condominium conversions, with four projects with sales in 2008.  These projects had a $25.1 million decrease in sales in the current period.  Of this amount, $5.2 million relates to a project that sold out in March 2008.  The remaining $29.5 million decrease for this region resulted from three projects that were closed out in 2007:  $11.8 million from a project in Jacksonville, Florida, and $17.7 million from two projects in Mt. Pleasant, South Carolina.

In the Northeast, we completed and sold a rental development in Hoboken, New Jersey in February 2008 for $116.2 million.  A $30.3 million decrease resulted from the sale of a rental development in Meriden, Connecticut, in January 2007.  Revenue increased $22.9 million for a high-rise development in Edgewater, New Jersey.  This increase is primarily related to a provision of $19.4 million in 2007 for uncollectible receivables as a result of the increase in contract defaults experienced in 2007.  A $15.6 million decrease came from three mid-rise developments in Hoboken, New Jersey, that have been completed and closed out.  In addition, a decrease of $10 million relates to a traditional new development in Warwick, New York, that sold ten homes in the nine months ended September 30, 2008, compared to 26 homes in the corresponding period of 2007.  An $18.3 million increase was contributed by a mid-rise development in Palisades Park, New Jersey, that began closings and commenced revenue recognition in the fourth quarter of 2007.

The $19.2 million decrease in the Other category was principally related to a condominium conversion project in Houston, Texas, that sold out in May 2008.

The following table presents gross profit (loss) for our development properties for the periods presented by region:

	For the Three Months Ended September 30,
	2008		2007
	Percentage of Segment Gross Profit (Loss)	Gross Profit (Loss)	Percentage of Segment Gross Profit (Loss)	Gross Profit (Loss)	Increase (Decrease)

Central Florida	1%	$(57)	6%	$(3,074)	$3,017
West Florida	6%	(546)	14%	(7,419)	6,873
South Florida	42%	(3,935)	38%	(20,197)	16,262
North Florida and South Carolina	(14%)	1,267	16%	(8,669)	9,936
Northeast	65%	(6,116)	16%	(8,288)	2,172
Other (1)	-	-	10%	(5,431)	5,431
	100%	$(9,387)	100%	$(53,078)	$43,691

(1)	Includes a project in Houston, Texas.

The decrease in gross loss for Central Florida was primarily related to a prior year gross margin reduction for a townhome project in Kissimmee and $856,000 of impairment charges in 2007 for two lot developments in Lake Helen and Deland.

In West Florida, gross loss in the current period decreased compared to the prior period primarily due to a decrease in impairment charges of $5.2 million for two condominium conversion projects in Tampa, one of which was sold out in 2007 and one of which has 178 remaining units at September 30, 2008.  See the discussion of impairment charges above under the caption "Business Overview - Outlook."  A $1 million decrease relates to margin reductions in 2007 for another condominium conversion project in Tampa with seven remaining units at September 30, 2008.

The decrease in gross loss for the period in South Florida was principally due to impairment charges in 2007 totaling $12.7 million for a condominium conversion project that was sold out in 2007.  Additionally, a $3.5 million decrease in gross loss resulted from margin reductions in 2007 for a high-rise development in Fort Lauderdale.

The decrease in gross loss for North Florida and South Carolina in 2008 is principally due to impairment charges of $6.8 million in 2007 for two condominium conversion projects, one of which was sold out in 2007.  The remaining decrease is related to margin reductions in 2007.

In the Northeast, the decrease in gross loss is principally due to a decrease in impairment charges of $476,000 for a mid-rise development in Palisades Park, New Jersey, and an increase in gross profit of $1.6 million resulting from increased sales in 2008 and margin reductions in 2007 for a high-rise development in Edgewater, New Jersey.

In the Other category, all remaining projects were sold out in May 2008, and the prior year gross losses are primarily related to a $1.5 million impairment charge on a land development in Nashville, Tennessee, and a $4 million gross profit adjustment related to a margin reduction on the condominium conversion in Houston, Texas.

The following table presents gross profit (loss) for our development properties for the periods presented by region:

	For the Nine Months Ended September 30,
	2008		2007
	Percentage of Segment Gross Profit (Loss)	Gross Profit (Loss)	Percentage of Segment Gross Profit (Loss)	Gross Profit (Loss)	Increase (Decrease)

Central Florida	5%	$995	3%	$(2,670)	$3,665
West Florida	5%	1,122	21%	(16,982)	18,104
South Florida	(21%)	(4,602)	41%	(33,162)	28,560
North Florida and South Carolina	17%	3,677	13%	(10,525)	14,202
Northeast	90%	19,407	16%	(12,686)	32,093
Other (1)	4%	925	6%	(5,042)	5,967
	100%	$21,524	100%	$(81,067)	$102,591

(1)	Includes a project in Houston, Texas.

The decrease in gross loss for Central Florida was primarily related to a margin reduction in 2007 for a townhome project in Kissimmee and $856,000 of impairment charges in 2007 for two lot developments in Lake Helen and Deland.

In West Florida, the decrease in gross loss was primarily related to impairment charges of $14.7 million in 2007 for a condominium conversion project in Tampa with 178 remaining units at September 30, 2008.  See the discussion of impairment charges above under the caption "Business Overview - Outlook."  A $2.2 million increase was contributed by another condominium conversion project in Tampa with seven remaining units at September 30, 2008, resulting from margin reductions in 2007.

The decrease in gross loss for South Florida was principally due to impairment charges during the first nine months of 2007, totaling $31 million for condominium projects that were sold out in 2007.  This was partially offset by a decrease in gross profit of $6.5 million for a townhome development in Pompano Beach that had a decline in sales revenue, and impairment charges of $4.8 million in 2008 for a high-rise development in Fort Lauderdale.  In addition, a decrease in gross loss of $8.8 million was related to margin reductions in 2007 for a high-rise development in Fort Lauderdale.

The decrease in gross loss for North Florida and South Carolina was principally due to a decrease in impairment charges of $10.9 million for two condominium conversion projects, of which one was sold out in 2007.  A $1.6 million increase in gross profit was contributed by a project in Charleston, South Carolina, as a result of a margin reduction in 2007.  A project in Orange Park, Florida, reported a $1.3 million decrease in gross profit resulting from decreased sales in 2008.  The remaining decrease in gross loss for this region is related to margin reductions in 2007.

The decrease in gross loss in the Northeast was principally due to the sale of a 217-unit rental development in Hoboken, New Jersey, in February 2008, which yielded gross profit of $24.8 million.  A $9.8 million increase was the result of a decrease in impairment charges for a mid-rise development in Palisades Park, New Jersey, that had 74 remaining units as of September 30, 2008.  Three mid-rise developments in Hoboken, New Jersey, that were sold out in June 2007 resulted in a $2.9 million decrease.  The sale of a 180-unit rental development in Meriden, Connecticut, in the first quarter of 2007 resulted in a $1.1 million decrease.  Also, a high-rise development in Edgewater, New Jersey, contributed a $2.5 million increase in gross profit due to increased sales revenue.

The decrease in gross loss for Other was the result of an impairment charge of $1.5 million in 2007 for a lot development in Nashville, Tennessee, and margin reductions in 2007 for a condominium conversion project in Houston, Texas.

Active Projects and Development Pipeline.  As presented in the following table, as of September 30, 2008, our sales backlog was $10.9 million from our 11 for-sale communities under active development, including both consolidated and unconsolidated projects.

	High- and Mid-rise Developments	Townhome and Traditional New Developments	Condominium Conversions	Total

Current expected average gross profit margin (1)	0.5%	0.3%	1.0%	0.5%
Number of remaining units	80	413	426	919
Backlog: (2)
Number of units	2	25	11	38
Aggregate contract prices	$1,199	$8,509	$1,203	$10,911
Average price per unit	$600	$340	$109	$287
Unsold homes under active development:
Number of units	78	388	415	881
Estimated remaining sell-out of unsold units (3)	$65,035	$147,906	$64,402	$277,343
Total estimated remaining sell-out (4)	$66,234	$156,415	$65,605	$288,254

Estimated debt on completion (5)	$18,672		$27,344
Ratio of fully funded debt to total estimated remaining sell-out	28%		42%

(1)	Expected gross profit margins reflect estimates of all project costs, including development salaries, marketing, selling and other costs.
(2)	Represents units sold but not yet closed.
(3)	Values in estimated remaining sell-out include other income of $3 million for sales other than the offering prices of homes such as marinas, parking, upgrades and commercial units.
(4)	Our weighted average profits interest is 73%.
(5)	Estimated debt on completion is equal to the total financing commitments, including amounts outstanding at September 30, 2008.

The following table presents the changes in the aggregate contract values in our sales backlog by product-type and aggregate units from June 30, 2008, to September 30, 2008:

	High- and Mid-rise Developments	Townhome and Traditional New Developments	Condominium Conversions	Total	Total Units

Backlog as of June 30, 2008	$16,483	$13,178	$1,752	$31,413	82
Net new orders	7,234	(1,763)	3,119	8,590	29
Closings	(22,518)	(2,906)	(3,762)	(29,186)	(72)
Price and unit adjustments	-	-	94	94	(1)
Backlog as of September 30, 2008	$1,199	$8,509	$1,203	$10,911	38

Net new orders include gross new orders for 58 units with an aggregate contract value of $19.2 million and contract cancellations for 29 units with an aggregate contract value of $10.6 million.

The following table presents our default rate by product type, which we compute as the number of firm contracts canceled in the period divided by new orders in the period.  We believe the increases in the default rate are related primarily to adverse market conditions in the mortgage lending industry.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Year Ended December 31,
	2008	2007	2008	2007	2007

High- and mid-rise developments	45.0%	220.0%	33.0%	32.2%	31.1%
Townhome and traditional new developments (1)	350.0%	562.0%	325.0%	70.5%	67.7%
Condominium conversions	10.0%	24.6%	17.5%	18.6%	13.5%
All active development projects	48.1%	43.9%	29.0%	25.2%	19.1%

(1)
In 2008, contract defaults exceeded net new orders for our two active townhome projects.  For the three and nine months ended September 30, 2008, we had net new orders of four and eight, respectively, and contract defaults of 14 and 26, respectively.

In addition to the active for-sale communities described above, we have active rental communities with 1,227 units under development or in lease-up.  We also have 624 for-sale units in three communities and eight rental developments with 1,059 units in our development pipeline.  Our development pipeline includes projects either owned or for which we have site control and for which we may not have obtained zoning and other governmental approvals and final determination of economic feasibility.  We anticipate these projects will be completed and sold over the next six years.

The following tables present the changes in the number of units in our active projects and development pipeline between June 30, 2008, and September 30, 2008:

	Changes in Units in Active Projects and Development Pipeline June 30, 2008, through September 30, 2008
	High- and Mid-rise Developments	Mixed-use Residential and Commercial Developments	Townhome And Traditional New Developments	Condominium Conversions	Rental Developments	Total

Active projects as of June 30, 2008	116	-	416	455	1,752	2,739
Closings	(36)	-	(7)	(29)	-	(72)
Discontinued projects	-	-	4	-	(412)	(408)
Transfers to pipeline	-	-	-	-	(113)	(113)
Active projects as of September 30, 2008	80	-	413	426	1,227	2,146

Development pipeline as of June 30, 2008	352	200	72	-	946	1,570
Transfers from active projects	-	-	-	-	113	113
Development pipeline as of September 30, 2008	352	200	72	-	1,059	1,683

The following table presents the number of units in our active projects and development pipeline by geographic region as of September 30, 2008.  As in the regional discussion above, Northeast includes the states of Connecticut, New Jersey, and New York.  Southeast includes the states of Florida, South Carolina, Tennessee, and Texas.

	Units in Active Projects and Development Pipeline at September 30, 2008
	Northeast	Southeast	Total
High- and mid-rise developments	428	4	432
Mixed-use residential and commercial developments (1)	200	-	200
Rental developments	1,349	937	2,286
Townhome and traditional new developments	72	413	485
Condominium conversions	-	426	426
Total	2,049	1,780	3,829

(1)	These projects include commercial space with 204,000 square feet.

We have an aggregate weighted-average profits interest in these active projects and development pipeline of 75%.

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

The Investment Division reported net operating income of $9.4 million and $13.7 million for the three months ended September 30, 2008 and 2007, respectively, and $28.3 million and $40 million for the nine months ended September 30, 2008 and 2007, respectively.  Net operating income, as a percentage of rental revenue, was 48.9% and 48.4% for the three months ended September 30, 2008 and 2007, respectively, and 48.5% and 48.9% for the nine months ended September 30, 2008 and 2007, respectively.  These decreases in net operating income are primarily due to the sale of properties in 2007 and 2008.

The following table presents net operating income for our 31 same-store stabilized apartment communities with 6,573 units owned for all presented periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Same store stabilized apartment communities:
Rental revenue	$16,255	$15,670	$48,072	$47,231
Property operating expenses	(8,095)	(7,438)	(23,313)	(21,970)
Net operating income	$8,160	$8,232	$24,759	$25,261

Net operating income as a percentage of rental revenue	50.2%	52.5%	51.5%	53.5%
Average monthly rental revenue per unit	$824	$795	$813	$798

Net operating income for our 31 same-store stabilized apartment communities decreased $72,000, or 0.9%, and decreased $502,000, or 2%, respectively, for the three and nine months ended September 30, 2008, compared to the corresponding periods in 2007.  Property operating expenses increased 8.8% for the three month period and 6.1% for the nine-month period.  Increases in property operating expenses of $350,000 and $574,000 for the three and nine month periods resulted from property management fees as NPM managed 34 of our properties between May and September 2008.

We sold two properties for gains totaling $12.3 million for the three months ended September 30, 2008, and six properties for gains totaling $25.1 million gain for the nine months ended September 30, 2008, all of which is included in discontinued operations.  We sold three properties and one out parcel for gains totaling $3.9 million, $3.7 million of which is included in discontinued operations, and five properties and three out parcels at one of our properties for gains totaling $5.6 million, $5.1 million of which is presented in discontinued operations, during the three and nine months ended September 30, 2007.

Interest expense decreased by $12.9 million, or 58.8%, and $23.4 million, or 44.1%, respectively, for the three and nine months ended September 30, 2008, compared to the corresponding periods in 2007.  Properties sold in 2007 and 2008 accounted for decreases of $9.5 million and $22.7 million, respectively, for the three and nine months ended September 30, 2008.  The 31 same-store stabilized apartment communities reported decreases of $3.8 million and $4.3 million, respectively, for the three and nine months ended September 30, 2008, due to a principal reduction on a loan in connection with property sales in 2007.  Offsetting these decreases are increases of $73,000 and $1 million, respectively, for the three and nine months ended September 30, 2008, for properties in lease up.  Additionally, one apartment community repositioned by the Development Division in 2007 resulted in an increase of $486,000 and $2.9 million, respectively, for the three and nine months ended September 30, 2008, when it was transferred to the Investment Division.

Depreciation expense was $2.9 million and $10.1 million, respectively, for the three and nine months ended September 30, 2008, compared to $3.7 million and $14.5 million, respectively, for the same periods in 2007.  Properties sold in 2007 and 2008 accounted for decreases of $528,000 and $5.1 million for the three and nine months ended September 30, 2008, respectively.  Partially offsetting the decrease for the nine months ended September 30, 2008, is an increase of $1.3 million for resuming depreciation for one property we decided not to sell.

General and administrative expenses of the Investment Division decreased to $3.3 million and $7.4 million, respectively, for the three and nine months ended September 30, 2008, from $4.1 million and $9.2 million, respectively for the corresponding periods in 2007.  General and administrative expenses were 16.9% and 12.6% of divisional revenues, respectively, for the three and nine month periods of 2008 periods compared to 14.4% and 11.2% in 2007, respectively. The expense decreases were principally due to the personnel reductions between August 2007 and September 2008, as well as the transfer of employees to NPM in May 2008.  Certain of these employees were rehired upon the termination of NPM in October 2008.

Liquidity and Capital Resources

Liquidity

Historically, our principal sources of cash have been proceeds from sales of for-sale or for-rent housing, borrowings, rental operations and proceeds from the sale of rental real estate.  Deterioration in market conditions in the homebuilding industry over the past two years, initially fueled by a decline in consumer confidence and restrictions on the availability of mortgage loans, resulted in a sharp decline in home prices and sales volume.  Ongoing dislocations in the real estate and credit markets have further contributed to a decline in property values, particularly for land and residential development.  These conditions have materially impacted our liquidity, including our ability to obtain mortgage and corporate level financing for our projects, repay existing indebtedness as it becomes due and meet other current obligations.  In addition, we continue to experience difficulties complying with financial covenants contained in our existing debt agreements.

As of September 30, 2008, $63.4 million of our consolidated indebtedness and $30 million in unconsolidated indebtedness guaranteed by Tarragon had matured prior to or during the third quarter of 2008, with an additional $77.7 million in consolidated debt maturing since September 30, all of which remains unpaid.  In addition, we received default and acceleration notices from various lenders for current loans that were cross-defaulted with the matured loans, and current loans for which we did not make our October or November debt service payments.  We are seeking to extend or refinance these loans and/or to sell the assets securing the loans to satisfy the matured debt.  However, there can be no assurance that we will be able to reach acceptable agreements with our lenders, or that we will be able to sell the assets and repay these loans in full from the proceeds of such sales under current market conditions.

As of September 30, 2008, we were not in compliance with financial covenants in certain of our existing debt agreements, including the debt service coverage ratio and net worth covenants contained in the indentures governing our subordinated unsecured notes.  In March 2008, we obtained a waiver of compliance with the financial covenants applicable to the subordinated unsecured notes through September 30, 2009.  See NOTE 5. “NOTES PAYABLE” for additional information.

On October 30, 2008, we entered into a Restructuring Agreement, with the holders of our subordinated unsecured notes, and the Affiliates.  The noteholders have agreed to support a financial restructuring of Tarragon and to refrain from exercising any of their rights and remedies under the terms of these notes through June 30, 2009, subject to the terms and conditions of the Restructuring Agreement.  As part of the financial restructuring, these notes and approximately $39 million of indebtedness held by the Affiliates would be restructured and become obligations of the reorganized Tarragon or an affiliated issuer.  The Restructuring Agreement also contemplates that we will enter into one or more definitive agreements with a sponsor of an overall financial restructuring plan.  Under the overall plan, which may be implemented through a voluntary petition for Chapter 11 bankruptcy protection, the sponsor of the plan and certain Tarragon debt holders will receive shares of reorganized Tarragon’s equity representing a controlling interest in the reorganized company in exchange for the assumption of indebtedness.

We are working with financial and legal advisors to identify a plan sponsor and effectuate the foregoing financial restructuring plan.  In addition, since September 30, 2007, we have sold 15 rental properties and three development properties, and our current efforts contemplate additional property sales and continued reduction in our condominium inventory to fund operations and reduce debt levels, along with continued reductions in our general and administrative expenses and overhead, during the remainder of 2008 and 2009.  However, current conditions in the homebuilding industry and credit markets, together with our substantial outstanding indebtedness and uncertainty regarding our ability to extend, refinance or repay maturing debt, raise substantial doubt about our ability to continue as a going concern.

There can be no assurance that we will be able to identify a plan sponsor or complete a financial restructuring as contemplated by the Restructuring Agreement, obtain extensions, refinance or repay matured or maturing debt, or fund operations through planned sales of properties and completed homes in our inventory.  If we are unable to complete the financial restructuring, we will likely have no alternative to a forced sale or liquidation of the Company.

Mortgages and Other Debt

As of September 30, 2008, our total consolidated debt was $959.5 million, and we had guaranteed additional debt of one unconsolidated joint venture of $30 million.  As of September 30, 2008, $63.4 million of our consolidated debt had matured.  As discussed in NOTE 5. “NOTES PAYABLE,” we received default and acceleration notices from various lenders for loans that matured during or prior to the third quarter of 2008, current loans that were cross-defaulted with the matured loans, and current loans for which we did not make our October or November debt service payments.  We are seeking to extend or refinance these loans or satisfy the loans upon selling the assets securing the loans.  The lender of a $7.4 million land loan secured by a property in Norwalk, Connecticut, has initiated foreclosure proceedings, which we are vigorously contesting.  The lender of an unconsolidated joint venture has issued a demand for repayment of the loan under the guaranty.  We are requesting extensions for the remaining matured loans from our lenders, and we intend to seek extensions or alternative financing for other loans maturing in the fourth quarter of 2008 and 2009 to the extent we cannot repay these loans with proceeds from property sales.

In addition, as of September 30, 2008, we did not meet the financial covenants in loan agreements for $229.5 million of consolidated debt.  We have obtained waivers of the financial covenants for $208.7 million of this debt.  We have not requested waivers of financial covenants for two loans totaling $20.8 million.

The following table summarizes principal payments on loans due in the remaining calendar quarter of 2008 and the first three quarters of 2009:

	Three Months Ending
	December 31, 2008	March 31, 2009	June 30, 2009	September 30, 2009	Total

Consolidated debt matured or maturing during the period	$102,328	$89,119	$13,640	$38,395	$243,482

Debt of unconsolidated joint ventures guaranteed by Tarragon matured or maturing during the period	$29,984	$-	$-	$-	$29,984

Debt maturing in the fourth quarter of 2008 includes the $63.4 million of our consolidated debt that had matured as of September 30, 2008, as described above, $38.9 million of consolidated debt that matures in the fourth quarter, and the $30 million of unconsolidated debt we have guaranteed as described above.  We intend to seek extensions or alternative financing for these matured loans and for those maturing in the fourth quarter of 2008 and 2009 to the extent we do not repay these loans with proceeds from sales.  There can be no assurance that we will be able to reach agreements with our lenders to extend or refinance debt that has matured or will mature in the next 12 months or to continue to successfully defend the foreclosure of the Norwalk, Connecticut, property.  Our inability to extend our debt, or obtain alternative financing to replace our debt, would have a material adverse effect on the Company’s financial position, results of operations and cash flows.

Senior Convertible Notes. In January 2008, we repurchased all of the $5.8 million of outstanding senior convertible notes and $400,000 of accrued interest for $3.6 million.

Subordinated Unsecured Notes.  On June 15, 2005, we issued $40 million of subordinated unsecured notes due June 30, 2035.  The notes bear interest, payable quarterly, at 8.71% through June 30, 2010, and thereafter at a variable rate equal to LIBOR plus 4.4% per annum (8.33% at September 30, 2008).  On September 12, 2005, we issued an additional $25 million of subordinated unsecured notes due October 30, 2035.  These notes bear interest, payable quarterly, at 8.79% through October 30, 2010, and thereafter at a variable rate equal to LIBOR plus 4.4% per annum (8.33% at September 30, 2008).   On March 1, 2006, we issued an additional $60 million of subordinated unsecured notes due April 30, 2036.  These notes bear interest at 400 basis points over 30-day LIBOR, with interest payable quarterly (7.93% at September 30, 2008).  As of September 30, 2008, the outstanding principal balance of our three series of subordinated unsecured notes was $125 million.  The $40 million series is prepayable after September 30, 2010, at par; the $25 million series is prepayable after October 30, 2010, at par; and the $60 million series is prepayable after April 30, 2011, at par.

As of September 30, 2008, we were not in compliance with the debt service coverage ratio and net worth covenants contained in the indentures governing the subordinated unsecured notes.  In an effort to address these existing covenant violations, on March 27, 2008, we entered into an agreement (the “Subordination Agreement”) with the subordinated unsecured note holders pursuant to which the $36 million affiliate loans described below were subordinated to the subordinated unsecured notes.  In exchange for this subordination, the subordinated unsecured note holders agreed to (1) waive compliance with the financial covenants applicable to the subordinated unsecured notes through September 30, 2009, and (2) grant a 270-day option (i.e., through December 15, 2008) to Robert P. Rothenberg, our president and chief operating officer and a member of our board of directors and affiliates of William S. Friedman, our chief executive officer and chairman of our board of directors, to purchase the subordinated unsecured notes from the subordinated unsecured note holders at a discount (the “Option”).  This Option has been assigned to us.  In light of our current liquidity position and conditions in our industry and the credit markets, we will not be able to obtain debt or equity financing on acceptable terms in an amount sufficient to enable us to exercise the Option.

On October 30, 2008, we entered into a further Restructuring Agreement, with the holders of our subordinated unsecured notes and the Affiliates.  The noteholders have agreed to support a financial restructuring of Tarragon and to refrain from exercising any of their rights and remedies under the terms of these notes through June 30, 2009, subject to the terms and conditions of the Restructuring Agreement.  As part of the financial restructuring, these notes and approximately $39 million of indebtedness held by the Affiliates would be restructured and become obligations of the reorganized Tarragon or an affiliated issuer.  The Restructuring Agreement also contemplates that we will enter into one or more definitive agreements with a sponsor of an overall financial restructuring plan.  Under the overall plan, which may be implemented through a voluntary petition for Chapter 11 bankruptcy protection, the sponsor of the plan and certain Tarragon debt holders will receive shares of reorganized Tarragon’s equity representing a controlling interest in the reorganized company in exchange for the assumption of indebtedness.

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

As additional consideration to Mr. Rothenberg and the affiliates of Mr. Friedman, we entered into amendments to the affiliate notes and related documents which (1) increased the annual rate of interest paid on the affiliate notes to 12.5% from the lower rate of 100 basis points over the 30-day LIBOR, (2) extended the term of the affiliate notes to the later of March 2013 and the second anniversary of the repayment in full of the subordinated unsecured notes, and (3) require mandatory prepayments, after repayment in full of the subordinated unsecured notes, out of excess cash balances.  Current payments of cash interest on the affiliate notes are limited to 5% per annum for as long as the affiliate notes remain subject to the Subordination Agreement, although interest on the affiliate notes is payable in kind by issuing additional notes payable at any time.  At September 30, 2008, $37.4 million was outstanding under the affiliate notes, and accrued but unpaid interest was $1 million.

Secured Credit Facilities.  As of September 30, 2008, we had $5.9 million outstanding under a line of credit.  This loan is secured by assets of one of our consolidated joint ventures, our share of net sales proceeds from the sale of one of our rental development projects, and unsold units of one of our condominium conversion properties.  Advances under the loan bear interest at prime (5.0% at September 30, 2008).  Payments of interest only are due monthly, with all outstanding principal and interest due at maturity of June 30, 2009.

Ansonia, a consolidated joint venture which is 89.44% owned by Tarragon as of September 30, 2008, has a $399.3 million secured credit facility secured by first and second liens on 23 of its properties, as well as pledges of equity interests in the property owning entities.  The non-recourse mortgage loans under this facility are cross-collateralized and cross-defaulted with each other and with the $17.3 million mortgage discussed below and mature in November 2012.  Interest accrues on $367.6 million of this indebtedness at a blended fixed rate of 5.95% payable monthly.  The remaining $31.7 million bears interest at a blended floating rate of LIBOR plus 7.1% (11.04% as of September 30, 2008) and requires monthly payments of principal and interest computed on a 25-year amortization schedule.  The properties securing these loans are subject to cash management agreements whereby the lender collects rents and funds debt service, reserves, and property operating expenses.

We currently have a non-recourse mortgage loan of $17.3 million under a secured credit facility that matures in September 2009.  The loan bears interest at a fixed rate of 6.06%, payable monthly, and is cross-collateralized and cross-defaulted with the $399.3 million secured credit facility discussed above.

Non-recourse Mortgage Debt.  In addition to the non-recourse mortgages under the $399.3 million and $17.3 million secured credit facilities discussed above, as of September 30, 2008, we had an aggregate of $51 million of outstanding non-recourse indebtedness secured by eight rental apartment communities.  The agreements governing this mortgage debt generally do not contain restrictive covenants, and we, including our subsidiaries and joint ventures, do not guarantee this debt.  These mortgage loans bear interest at various fixed rates and, as of September 30, 2008, the weighted average interest rate of these mortgage loans was 5.34%.

Recourse Mortgage Debt.  The following table summarizes the material terms of our recourse mortgage debt:

Project	Balance at September 30, 2008	Interest Rate at September 30, 2008	Maturity Date	Tarragon’s Interest in Profits
Bermuda Island	$41,458	5.00%	Feb-2009	100%
Las Olas River House	900	6.08%	Dec-2008	100%
Las Olas River House	1,968	7.52%	Jul-2012	100%
Orlando Central Park	5,455	5.00%	Oct-2008	100%
	$49,781

The Bermuda Island loan and the loans for the Orlando Central Park project and the River Oaks project (see “Land Loans” below) are cross-defaulted with each other, in that a default on the Bermuda Island loan triggers a default on the Orlando Central Park and River Oaks loans.  However, while defaults on Orlando Central Park and/or River Oaks trigger defaults on the other loan, defaults of neither loan trigger a default of the Bermuda Island loan.  The River Oaks and Orlando Central Park loans matured in September 2008 and October 2008, respectively.  In October 2008, the lender issued a default notice for both loans.

As of September 30, 2008, we were not in compliance with the leverage and net worth covenants in the recourse mortgage secured by Las Olas River House, which had an aggregate outstanding principal balance of $2 million.  In March 2008, the lender agreed to waive the financial covenants through December 31, 2008.

Construction Loans.  The following table summarizes the material terms of our subsidiaries’ construction loans, all of which we have guaranteed:

Project	Commitment Amount	Balance at September 30, 2008	Interest Rate at September 30, 2008	Maturity Date	Tarragon’s Interest in Profits
800 Madison (1)	$74,000	$62,885	6.18%	Dec-2009	70%
Aldridge	22,950	22,900	5.83%	Sep-2008	100%
Stonecrest	1,400	929	5.83%	Jul-2008	100%
Trio West	15,804	15,804	7.85%	Jan-2009	100%
Vintage at the Grove	47,000	43,307	5.93%	Mar-2010	100%
Warwick Grove	20,000	4,034	6.00%	Mar-2009	50%
	$181,154	$149,859

(1)	Tarragon’s share of net proceeds from the sale of this project secures the $5.9 million secured line of credit discussed under “Secured Credit Facilities.”

The Stonecrest construction loan (listed above) and acquisition and development loan (see “Acquisition and Development Loans”) matured in July 2008.  The Stonecrest and Aldridge loans and a $14.4 million note, with a scheduled maturity date in December 2009, were cross-defaulted and cross-collateralized.  On September 26, 2008, the lender issued a default and acceleration notice to us in response to our failure to pay the Stonecrest loans at maturity, which constituted a termination event under the existing forbearance agreement applicable to all four loans.  As of September 30, 2008, these loans had aggregate balance of $42.9 million, excluding $2.4 million of default interest applicable to the October 2007 defaults, $169,000 of accrued interest, and $2.8 million of default interest and late fees applicable to the July 2008 defaults.  For each loan, the default interest rate equals the stated interest rate (noted above) plus 5%, which we are accruing relative to the default date.

As of September 30, 2008, we were not in compliance with the financial covenants contained in the $62.9 million construction loan for our 800 Madison project and $15.8 million construction loan for our Trio West project.  In March 2008, the lender for the 800 Madison loan waived compliance with the financial covenants through December 31, 2008.  In October 2008, the lender for the Trio West project issued a default and demand for payment notice to us, as guarantor, for failure to make the scheduled October 2008 payment.  We are attempting to repay the loan on the Trio West project with proceeds from the near-term unit sales for the project.

In September 2008, the $4 million construction loan and the $4.2 million acquisition and development loan (see “Acquisition and Development Loans”) on the Warwick Grove project matured.  The maturity date of the loans has been extended to March 2009 with an option to extend the loans for an additional six-month term.

Condominium Conversion Loans.  The following table summarizes the material terms of our subsidiaries’ outstanding condominium conversion loans:

Project	Commitment Amount	Recourse Balance at September 30, 2008	Non-Recourse Balance at September 30, 2008	Interest Rate at September 30, 2008	Maturity Date	Tarragon’s Interest in Profits
Cobblestone at Eagle Harbor	$9,063	$9,015	$-	6.43%	Feb-2009	100%
The Tradition at Palm Aire	18,281	8,000	10,281	6.88%	Aug-2009	100%
	$27,344	$17,015	$10,281

Acquisition and Development Loans.  The following table summarizes the material terms of our subsidiaries’ acquisition and development loans, all of which we have guaranteed:

Project	Commitment Amount	Balance at September 30, 2008	Interest Rate at September 30, 2008	Maturity Date	Tarragon’s Interest in Profits
The Exchange (1)	$12,000	$12,000	13.00%	Dec-2008	100%
Stonecrest	5,790	4,660	5.83%	Jul-2008	100%
Trio East	3,600	3,600	5.00%	Jun-2009	100%
Warwick Grove	4,182	4,182	6.00%	Mar-2009	50%
	$25,572	$24,442

(1)	This property is part of the collateral securing The Green at East Hanover land loan.

The lender for the Stonecrest loan issued a default and acceleration notice in September 2008.  See the discussion under “Construction Loans.”

Land Loans.  The following table summarizes the material terms of our subsidiaries’ land loans, all of which we have guaranteed:

Project	Balance at September 30, 2008	Interest Rate at September 30, 2008	Maturity Date	Tarragon’s Interest in Profits

20 North Water Street	$7,410	8.00%	Jul-2007 (1)	100.0%
390 Capitol/Mariner’s Point/Merritt Stratford	5,300	13.00%	Dec-2008	100.0%
900 Monroe	3,900	5.00%	Jun-2009	100.0%
Block 104/114	5,000	6.43%	Dec-2008	50.0	% (2)
Block 106	4,500	5.93%	Jun-2008	62.5%
Block 144	900	5.93%	Jun-2008	62.5%
Central Square	8,970	6.03%	Dec-2008	100.0%
The Green at East Hanover	12,500	13.00%	Feb-2009	100.0%
River Oaks	7,700	5.00%	Sep-2008	100.0%
	$56,180

(1)
Upon maturity of this loan in July 2007, the interest rate increased to 18% in accordance with the terms of the note.  In August 2007, North Water LLC, the lender, initiated foreclosure proceedings.  We are vigorously contesting the foreclosure.

(2)	Blended rate for two projects.

As of September 30, 2008, we did not meet the financial covenants for a land loan on our Block 104 and Block 114 developments, which had an aggregate outstanding principal balance of $5 million.  In July 2008, we exchanged our interest in the Block 103 project with our project partner for the partner’s interest in the 900 Monroe project and $469,000 of cash.  As a result of the exchange, Tarragon, as guarantor, was released from $4 million of its $9 million in obligations related to the land loan.

As of September 30, 2008, we had two land loans on Block 106 and Block 144 projects, which had an aggregate outstanding principal balance of $5.4 million, both of which matured in June 2008.  The lender has issued a default notice on these loans.  The lender has rejected our request for extensions of the terms of these loans.

In September 2008, the $7.7 million loan on the River Oaks project matured, and the lender issued a default notice in October 2008.

Other Debt.  We had other debt with an aggregate balance of $16 million at September 30, 2008, which includes the $14.4 million note secured by second liens on our Stonecrest and Aldridge projects. See the discussion under “Construction Loans.”

Sources and Uses of Cash

The following table presents major sources and uses of cash for the three and nine months ended September 30, 2008 and 2007.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Sources of cash:
Net proceeds from sales – Development Division	$22,639	$16,817	$58,525	$51,682
Net cash flow from rental operations	(1,143)	5,585	(10,918)	(16,676)
Net proceeds from the sale of real estate – Investment Division	4,733	4,653	15,410	10,904
Net proceeds (repayments) related to financings and other borrowings:
Development Division	1,280	3,803	14,327	23,495
Investment Division	(528)	47	(528)	2,084
Lines of credit	(823)	(3,929)	(8,293)	16,054
Senior convertible notes	-	-	(3,191)	-
Other corporate debt	(109)	2,020	(689)	(843)
Other:
Collections of notes and interest receivable	151	830	576	1,294
Proceeds from the exercise of stock options	-	316	3	1,039
Total sources of cash	26,200	30,142	65,222	89,033

Uses of cash:
Purchase of real estate inventory or land for development	(215)	(609)	(1,610)	(16,690)
Development and renovation costs, net of borrowings	(10,640)	(28,189)	(33,649)	(42,801)
Net (advances to) repayments from partnerships and joint ventures for development activities	81	843	(380)	640
Cash used in development activities	(10,774)	(27,955)	(35,639)	(58,851)

Property capital improvements	(1,326)	(3,842)	(3,917)	(9,897)
Other:
General and administrative expenses paid	(8,364)	(11,571)	(33,217)	(23,325)
Income taxes (paid) refunded	(186)	9,832	(764)	9,113
Dividends to stockholders	(7)	-	(7)	(764)
(Purchase) sale of partnership interests	360	-	360	(1,750)
Interest paid on corporate debt	(2,840)	(2,850)	(9,028)	(8,865)
Other	(69)	471	(114)	38
Total uses of cash	(23,206)	(35,915)	(82,326)	(94,301)
Net (uses) sources of cash	$2,994	$(5,773)	$(17,104)	$(5,268)

Cash Flows

Nine Months Ended September 30, 2008, Compared to Nine Months Ended September 30, 2007

Operating Activities.  For the nine months ended September 30, 2008, our net cash provided by operating activities was $91.3 million compared to net cash provided by operating activities of $6.2 million for the nine months ended September 30, 2007.

This increase in cash provided by operating activities is primarily related to the sale of 1000 Jefferson in 2008.  We executed net new orders for 219 units for all product-types in the first nine months of 2008 compared to 809 units in the first nine months of 2007.  We closed sales of 613 units in the first nine months of 2008 compared to 1,365 units in the first nine months of 2007.  The number of units in our active projects was 2,146 at September 30, 2008, compared to 3,401 at December 31, 2007.

We expect to continue to generate net cash from operations in the near term as we focus on completing our active and pipeline development projects because we anticipate few new projects will be undertaken in the remainder of 2008 or 2009.

Investing Activities.  For the nine months ended September 30, 2008, our net cash provided by investing activities was $11.8 million compared to net cash provided by investing activities of $534,000 for the corresponding period in 2007.  Contributions to unconsolidated partnerships and joint ventures were $5.8 million lower during the nine months ended September 30, 2008, than in the corresponding period in 2007 due to a decrease in development activity.  We received distributions of capital from unconsolidated partnerships and joint ventures of $1.7 million in the nine months ended September 30, 2008, compared to $8.5 million in 2007.  We also paid $1.8 million in the nine months ended September 30, 2007 to purchase the interest of one of our partners in one of our Hoboken, New Jersey, projects.

Capital improvements to real estate were $3.9 million in the nine months ended September 30, 2008, compared to $9.9 million in the corresponding period in 2007.  During the nine months ended September 30, 2008, we sold four apartment communities and two commercial properties generating net proceeds of $15.4 million.  Net proceeds from the sale of real estate in 2007 were $10.9 million from the sale of two apartment communities, two commercial properties, two outparcels adjacent to one of our apartment communities in Murfreesboro, Tennessee, and one outparcel adjacent to an apartment community in New Haven, Connecticut.  Because of the large number of sales of real estate since the beginning of 2007, we expect proceeds from the sale of real estate to decline in the future after we complete the sales we have planned during 2009.

Financing Activities.  For the nine months ended September 30, 2008, our net cash used in financing activities was $120.2 million compared to net cash used in financing activities of $12 million for the corresponding period in 2007.  This increase was primarily due to debt repayments related to real estate sales, homes sales, and restructuring transactions.  During the nine months ended September 30, 2007, we borrowed $54.7 million and repaid $29.1 million under our line of credit with affiliates of Mr. Friedman.  There will be no further borrowings made under this loan.  We expect other borrowings will continue to be an important source of cash in the future.

We received net construction loan advances of $41.7 million for development costs and made payments on construction loans of $11.2 million from proceeds of home sales of our high- and mid-rise development projects during nine months ended September 30, 2008.  We received net construction loan advances of $42.5 million for development costs and repaid a $76.2 million construction loan upon the sale of one of our rental developments during the first nine months of 2008.  We made payments on condominium conversion loans of $9.1 million during the first nine months of 2008.  We received net construction loan advances of $6.6 million for development costs and repaid $18 million of construction loans from proceeds of home sales of our high- and mid-rise developments during the first nine months of 2007.  We received construction loan borrowings of $58.1 million for development costs and repaid a $19.2 million construction loan upon the sale of one of our rental developments during the first nine months of 2007.  We made payments of $56.8 million of condominium conversion loans during the first nine months of 2007.  During the nine months ended September 30, 2008 and 2007, we used proceeds from home sales to reduce debt by $207 million and $170.8 million, respectively.

No stock repurchases were made during the nine months ended September 30, 2008 or the year ended December 31, 2007, other than 105,303 shares surrendered by employees to satisfy tax withholding obligations resulting from the vesting of restricted stock and a stock option exercise.  Under the existing common stock repurchase plan, we have authority to repurchase an additional 72,288 shares of common stock.  We do not expect to repurchase any additional shares in the foreseeable future.

Off-Balance Sheet Arrangements

We often undertake homebuilding projects in partnership with third parties when our partner has either site control or a particular expertise in the proposed project, or both.  In addition, we intend to seek financially strong partners to join in future developments.  We sometimes guarantee loans made to our joint ventures.

Tarragon and its partner jointly and severally guarantee repayment of a construction loan of Orchid Grove, L.L.C., which matured on April 5, 2008.  The commitment amount of this loan is $52.4 million, and the outstanding balance as of September 30, 2008, was $30 million.  On April 16, 2008, we received a demand for payment of the loan under the guaranty from the lender.  We are in negotiations with the lender on a possible resolution of its claims.  There can be no assurance that we will be successful in our negotiations.

Tarragon provided a guaranty to Barclays Capital Real Estate, Inc., the lender of the debt assumed by Northland in connection with the sale of six properties to Northland in December 2007.  The loan matures December 30, 2008.  At this time, it is uncertain whether Northland will repay these loans at maturity or seek an extension of the maturity.  As of September 30, 2008, our maximum exposure under the guaranty was $10.4 million.

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

Critical Accounting Policies and Estimates

Accounting estimates are an integral part of the preparation of our consolidated financial statements and our financial reporting process and are based on our current judgments.  Certain accounting estimates are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting these estimates may differ from our current judgments.  We do not believe our critical accounting policies and estimates changed significantly during the nine months ended September 30, 2008.  Please refer to our disclosure of critical accounting policies and estimates beginning on Page 76 of our Annual Report on Form 10-K for the year ended December 31, 2007.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure the information required to be disclosed by the Company, including its consolidated entities, in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed in the reports it files or submits under the Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.  Under the supervision and with the participation of senior management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Act.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.

Change in Internal Control Over Financial Reporting

During the quarter ended September 30, 2008, no additional changes were made to our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting, except for our remediation of prior period material weaknesses as described below.

Remediation of Material Weaknesses

We identified a material weakness in our internal control over financial reporting as of December 31, 2007, which we previously described in Item 9A, Management’s Report on Internal Control over Financial Reporting in our Annual Report on Form 10-K for the year ended December 31, 2007.  This material weakness, which also existed at December 31, 2006, was that we had insufficient accounting resources to support our financial reporting requirements.

In addition, at March 31, 2008 we identified and our audit committee was advised that effective controls were not maintained to ensure (i) timely recording of required period-end adjustments, (ii) accumulation and review of all required supporting information to ensure the completeness and accuracy of the consolidated financial statements and disclosures, and (iii) timeliness of the financial close and reporting process.  Management determined that this control deficiency constituted an additional material weakness as of March 31, 2008.

We remediated our accounting resource material weakness by effectively integrating and deploying two additional reporting staff that were hired in 2007.  One of these reporting staff members is responsible for complex and accounting reporting requirements.

In addition we have effectively implemented procedures for the timely recording of period end adjustments and proper review controls that have enabled us to file our June 30 and September 30, 2008 Forms 10-Q on a timely basis.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company and three of its officers (William S. Friedman, Chairman of the Board of Directors and Chief Executive Officer; Robert P. Rothenberg, President and Chief Operating Officer; Erin D. Pickens, Executive Vice President and Chief Financial Officer) have been named as defendants in a consolidated securities class action suit filed in the United States District Court for the Southern District of New York on behalf of persons who purchased the Company’s common stock between January 5, 2005 and August 9, 2007:  In re Tarragon Corporation Securities Litigation, Civil Action No. 07-7972, originally filed on September 11, 2007.  The plaintiffs allege generally that the Company issued materially false and misleading statements regarding the Company’s business and financial results during the class period, resulting in violations of the federal securities laws, and seek unspecified damages, attorneys’ fees and costs.  We believe that these claims are without merit and intend to defend the case vigorously.

In September 2008, Northland Investment Corporation and its affiliates filed an amended complaint styled Northland Portfolio, L.P. et al vs. Tarragon Corporation, et al, Index no. 602425/08, in the New York Supreme Court, against Tarragon, Ansonia, LLC, our partner in the Ansonia Apartments investment portfolio, William S. Friedman, our chairman and chief executive officer, and Robert P. Rothenberg, our president and chief operating officer, seeking damages and other remedies for our failure to obtain lender consent to or close on the previously announced joint ventures with Northland (See NOTE 11. “COMMITMENTS AND CONTINGENCIES” in the accompanying Notes to Consolidated Financial Statements).  We do not believe that these claims have any merit, and we intend to defend the case vigorously.

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

Through September 30, 2008, we had repurchased 2,427,712 shares of our common stock and had 72,288 shares remaining that could be repurchased pursuant to this repurchase program.  There were no shares repurchased under this program during the three months ended September 30, 2008.  We do not expect to repurchase any additional shares for the foreseeable future.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As discussed in NOTE 5. “NOTES PAYABLE” in the accompanying Notes to Consolidated Financial Statements, Tarragon, as guarantor, received default and acceleration notices on September 29, 2008, covering $42.9 million in cross-defaulted loans secured by our Stonecrest and Aldridge projects.  The loans to the Stonecrest borrower matured on July 14, 2008, which triggered a termination event under the forbearance agreement, dated November 8, 2007, among Tarragon, the borrowers, and the lender.  As of the date of this filing, we have not cured these defaults, and our outstanding obligations under the guarantees, including accrued interest at the contractual rate and late fees, was $49 million.

As of November 10, 2008, accrued but unpaid cumulative preferred stock dividends on Tarragon 10% cumulative preferred stock were $1.9 million.  Quarterly dividends were suspended by our board of directors in September 2007.

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

10.13	Agreement to Contribute, dated March 31, 2008, among Northland Members, as defined, and Company Members, as defined (incorporated by reference as Exhibit 10.13 to Form 10-Q filed May 27, 2008).

10.14**	Restructuring Support and Forbearance Agreement, dated October 30, 2008, among Taberna Capital Management LLC, as collateral manager for the benefit of Taberna Debt Holders, as defined, The Bank of New York Mellon Trust Company, N.A., as successor to JP Morgan Chase Bank, National Association, as Trustee, Beachwold Partners, L.P. and Robert Rothenberg, as Holders of the Affiliate Notes, as defined, and Tarragon Corporation, as Borrower
(incorporated by reference to Exhibit 10.1 to Form 8-K filed November 4, 2008).

31.1*	Rule 13a-14(a) certification by William S. Friedman, chief executive officer.

31.2*	Rule 13a-14(a) certification by Erin D. Pickens, executive vice president and chief financial officer.

32.1*	Section 1350 certifications by William S. Friedman, chief executive officer, and Erin D. Pickens, executive vice president and chief financial officer.

99.1	Press release, dated October 2, 2008 (incorporated by reference to Exhibit 99.1 to Form 8-K, dated October 2, 2008).

* Filed herewith

** Confidential treatment has been requested for portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARRAGON CORPORATION

Date: November 10, 2008	By:	/s/ William S. Friedman
William S. Friedman
Chief Executive Officer, Director, and
Chairman of the Board of Directors

Date: November 10, 2008	By:	/s/ Erin D. Pickens
Erin D. Pickens
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: November 10, 2008	By:	/s/ Stephanie D. Buffington
Stephanie D. Buffington
Director of Financial Reporting
(Principal Accounting Officer)